Form 10-Q
period 1996-03-31
BRIGHTPOINT INC
filed 1996-05-10
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1996
                                -------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from:                                    to
                               -----------------------------------    ---------

Commission file number:        0-23494
                       --------------------------------------------------------

                                BRIGHTPOINT, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                     35-1778566
- -------------------------------------------------------------------------------
State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization


6402 Corporate Drive, Indianapolis, Indiana                 46278
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


                                 (317) 297-6100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


  Number of shares of common stock outstanding at May 7, 1996: 8,594,685 shares

                                BRIGHTPOINT, INC.
                                      INDEX



                                                                                                     Page No.
                                                                                                     --------

PART I.  FINANCIAL INFORMATION

                  ITEM 1

                  Balance Sheets
                           December 31, 1995 and March 31, 1996..........................................3


                  Statements of Income
                           Three Months Ended March 31, 1995 and 1996....................................4


                  Statements of Cash Flows
                           Three Months Ended March 31, 1995 and 1996....................................5


                  Notes to Financial Statements..........................................................6

                  ITEM 2

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.................................7



PART II.           OTHER INFORMATION....................................................................10



Signatures..............................................................................................11

                                BRIGHTPOINT, INC.
                                 BALANCE SHEETS


                                                        December 31, 1995             March 31, 1996
                                                        -----------------          --------------------
                                                             (Note)                    (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                            $       5,000              $        3,000
     Accounts receivable, net                                33,707,000                  41,309,000
     Accounts receivable, related party                       2,135,000                  10,818,000
     Inventories                                             40,030,000                  37,248,000
     Other current assets                                     1,181,000                   1,286,000
                                                          -------------              --------------
Total current assets                                         77,058,000                  90,664,000

Property and equipment, net                                   2,455,000                   3,767,000

Other assets                                                    257,000                   1,401,000
                                                          -------------              --------------

Total assets                                              $  79,770,000              $   95,832,000
                                                          =============              ==============

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
        expenses                                          $  20,725,000              $   25,094,000
     Note payable                                                   ---                   9,636,000
                                                          -------------              --------------
Total current liabilities                                    20,725,000                  34,730,000

Deferred taxes                                                   48,000                      48,000

Stockholders' equity:
     Common stock                                                86,000                      86,000
     Additional paid-in capital                              50,803,000                  50,837,000
     Retained earnings                                        8,108,000                  10,131,000
                                                          -------------              --------------
Total stockholders' equity                                   58,997,000                  61,054,000
                                                          -------------              --------------

Total liabilities and stockholders' equity                $  79,770,000              $   95,832,000
                                                          =============              ==============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                BRIGHTPOINT, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)




                                           Three Months Ended March 31
                                        1995                        1996
                                      -------                     -------

Net sales                          $   63,545,000              $   87,662,000
Cost of sales                          59,942,000                  82,314,000
                                   --------------              --------------

Gross profit                            3,603,000                   5,348,000

Selling, general and
     administrative expenses            1,438,000                   1,976,000
                                   --------------              --------------

Income from operations                  2,165,000                   3,372,000

Interest expense, net                     115,000                      51,000
                                   --------------              --------------

Income before income taxes              2,050,000                   3,321,000
Income taxes                              900,000                   1,298,000
                                   --------------              --------------

Net income                         $    1,150,000              $    2,023,000
                                   ==============              ==============

Net income per share:

     Net income per share          $         0.17             $          0.23
                                   ==============             ===============
     Weighted average common
         shares outstanding             6,599,000                   8,959,000
                                   ==============             ===============

See accompanying notes.

                                BRIGHTPOINT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Three Months Ended March 31
                                                                            1995                         1996
                                                                           ------                       ------

Operating activities
Net income                                                            $   1,150,000                $  2,023,000
Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation                                                        20,000                     111,000
         Changes in current assets and liabilities:
              Accounts receivable                                        (7,243,000)                 (7,602,000)
              Accounts receivable, related party                           (817,000)                 (8,683,000)
              Inventories                                                (1,449,000)                  2,782,000
              Other current assets                                          (70,000)                   (105,000)
              Accounts payable and accrued expenses                       3,134,000                   4,369,000
                                                                      -------------                 -----------
Net cash used in operating activities                                    (5,275,000)                 (7,105,000)

Investing activities
Capital expenditures                                                        (93,000)                 (1,423,000)
Other assets                                                                    ---                  (1,144,000)
                                                                      -------------                 -----------
Net cash used in investing activities                                       (93,000)                 (2,567,000)

Financing activities
Net borrowings on note payable                                            5,425,000                   9,636,000
Proceeds from exercise of stock options and warrants                            ---                      34,000
                                                                      -------------                 -----------
Net cash provided by financing activities                                 5,425,000                   9,670,000
                                                                      -------------                 -----------

Net increase (decrease) in cash                                              57,000                      (2,000)
Cash and cash equivalents at beginning of period                             52,000                       5,000
                                                                      -------------                 -----------

Cash and cash equivalents at end of period                            $     109,000                 $     3,000
                                                                      =============                 ===========


See accompanying notes.

                                BRIGHTPOINT, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the financial statements have been included.

   The statement of income for the three months ended March 31, 1996 is not necessarily indicative of the results that may be expected for the entire year. For further information reference is made to the audited financial statements and the footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2. Reclassifications

   Certain amounts in the 1995 financial statements have been reclassified to conform to the March 31, 1996 presentation.

3. Proposed Business Combination

   On March 15, 1996, the Company and Allied Communications, Inc. and affiliates (Allied Companies) signed a definitive agreement in connection with the Company's merger with the Allied Companies and on May 1, 1996, the Company filed a definitive proxy statement with the Securities & Exchange Commission. The merger is subject to stockholder approval and the Company anticipates that it will account for the merger using the pooling of interests method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1995 to Three Months Ended March 31, 1996

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statements of income and the percentage change in such items from the prior period.

                                                  Percentage of Net Sales                 Percentage
                                                Three Months Ended March 31                 Change
                                                ---------------------------
                                                 1995                  1996               1995 to 1996
                                                ------                ------              ------------

Net sales                                       100.0%                100.0%                  38.0%
Cost of sales                                    94.3                  93.9                   37.3
                                               -------                ------
Gross profit                                      5.7                   6.1                   48.4
Selling, general and
   administrative expenses                        2.3                   2.3                   37.4
                                               -------                ------
Income from operations                            3.4                   3.8                   55.8
Interest expense, net                              .2                   ---                  (55.7)
                                               -------                ------
Income before income taxes                        3.2                   3.8                   62.0
Income taxes                                      1.4                   1.5                   44.2
                                               -------                ------
Net income                                        1.8%                  2.3%                  75.9%
                                               =======                ======


Net sales increased by approximately $24,117,000, or 38.0%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. The increase in net sales is primarily attributable to increased domestic and foreign unit volume, offsetting a decrease in per unit prices. Foreign sales were approximately 43.2% and 38.7% of the Company's net sales for the three months ended March 31, 1995 and 1996, respectively. The Company anticipates that sales of its products in foreign markets will continue to account for a significant portion of net sales in the future.

Cost of sales increased by approximately $22,372,000, or 37.3%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. Gross profit increased by approximately $1,745,000, or 48.4%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. Gross profit as a percentage of net sales increased from 5.7% to 6.1% from the three months ended March 31, 1995 to the three months ended March 31, 1996. The increase in absolute dollars is primarily attributable to the increased number of units sold. The increase in gross profit as a percentage of net sales is due to the Company's ability to maintain its per unit dollar profit as per unit phone prices have declined. In future periods, gross profit may be affected by product, freight and other costs, price competition and by changes in the mix of products offered by the Company.

Selling, general and administrative expenses increased by approximately $538,000, or 37.4%, from the three months ended March 31, 1995 to the three months ended March 31, 1996 while remaining constant at 2.3% of net sales for the three months ended March 31, 1995 and 1996. The increase in absolute dollars is attributable to the Company's expanded level of operations and reflects increases in compensation expense, rent expense, and travel costs associated with the increased international sales and marketing efforts. The Company expects these expenses will continue to increase in absolute dollars in connection with higher levels of sales.

Income from operations increased by approximately $1,207,000, or 55.8%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. Income from operations as a percentage of net sales increased from 3.4% to 3.8% from the three months ended March 31, 1995 to the three months ended March 31, 1996. These increases are primarily attributable to the increase in gross profit as discussed above.

Net income increased by approximately $873,000, or 75.9%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. The increase in net income resulted from an increase in gross profit as discussed above.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has historically satisfied its working capital requirements principally through cash flow from operations, bank borrowings and the issuance of equity securities.

At March 31, 1996, the Company had working capital of approximately $55,934,000 compared to working capital of approximately $56,333,000 at December 31, 1995. The decline in working capital was primarily attributable to increased levels of borrowings on the Company's line of credit, increased levels of accounts payable and accrued expenses and a decline in inventories, partially offset by an increase in accounts receivable.

Net cash used by operating activities was approximately $7,105,000 in the three months ended March 31, 1996, as compared to approximately $5,275,000 in the three months ended March 31, 1995. The increase in cash used by operating activities was primarily attributable to increases in accounts receivable (including related party receivables) partially offset by declines in inventories and increases in accounts payable and accrued expenses. Net cash used by investing activities was approximately $2,567,000 in the three months ended March 31, 1996, as compared to approximately $93,000 in the three months ended March 31, 1995. The increase in cash used by investing activities was primarily attributable to capital expenditures relating to the purchases of information systems equipment and software and furniture and fixtures, capitalization of expenditures related to the formation of Brightpoint International Ltd. and the prepayment of a long-term contract. Net cash provided by financing activities was approximately $9,670,000 in the three months ended March 31, 1996, as compared to approximately $5,425,000 in the three months ended March 31, 1995. The increase in net cash provided by financing activities was primarily attributable to advances under the Company's line of credit. At March 31, 1996, the Company had cash and cash equivalents of approximately $3,000.

In January 1996, the Company amended its credit agreement (line of credit) with Bank One, Indianapolis, NA, as agent for a group of banks (the "Bank"), to increase available borrowings on the line of credit to $50,000,000. Borrowings in excess of $35,000,000 through June 30, 1996 and $42,000,000 subsequent to June 30, 1996 are limited to the lesser of $50,000,000 or the borrowing base which is equal to 80% of the Company's eligible accounts receivable (33% of foreign receivables), 85% of confirmed accounts receivable and 50% of the Company's qualified inventories (subject to a limit on inventories of the lesser of 50% of the borrowing base or $13,500,000). Borrowings on the amended line of credit bear interest at the bank's prime rate less up to 75 basis points or at LIBOR plus 100 to 175 basis points dependent upon the ratio of the Company's funded debt to capital, and is payable monthly. At March 31, 1996, there was $9,636,000 outstanding and $32,299,000 available on the line of credit. The line of credit expires on May 29, 1998.

Substantially all of the Company's assets, including its inventories and receivables, are pledged to the Bank as collateral and the Company is prohibited from incurring additional indebtedness, except for trade indebtedness, certain of which is subordinated to the Company's indebtedness to the banks. The Company's inability to incur additional indebtedness could, under certain circumstances, limit the Company's ability to expand its operations. In addition to covenants requiring the maintenance of certain financial ratios, the Company's agreement with the Bank limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, forming subsidiaries, selling all or substantially all of its assets, creating liens or security interests on the Company's assets, entering into transactions with affiliates and making payments on subordinated indebtedness without the bank's prior consent.

The Company believes that projected cash flow from operations together with existing capital resources, including cash and borrowings available under its line of credit, will be sufficient to satisfy the Company's current working capital requirements. Other than in connection with implementing the Company's management information system, the Company has no material commitments for capital expenditures as of March 31, 1996.

PART II.  OTHER INFORMATION



Item 5.   Other Information

On March 15, 1996, the Company and Allied Communications, Inc. and affiliates (Allied Companies) signed a definitive agreement in connection with the Company's merger with the Allied Companies.

On May 1, 1996, the Company filed a definitive proxy statement with the Securities & Exchange Commission in connection with the Company's merger with the Allied Companies.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Statement Re: Computation of Earnings Per Share


     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Brightpoint, Inc.
                                        -----------------
                                        (Registrant)



Date     May _____, 1996                /s/ Robert J. Laikin
    ---------------------------         ----------------------

                                        Robert J. Laikin
                                        President and Chief Executive Officer



Date     May _____, 1996                /s/ J. Mark Howell
    ---------------------------         ----------------------

                                        J. Mark Howell
                                        Chief Financial Officer

                                  Exhibit Index
                                  -------------




                                                                    Page in
                                                                  Sequentially
  Exhibit No.                    Description                     Numbered Copy
  -----------                    -----------                     -------------
`    (11)                  Statement Re: Computation of                13
                               Earnings Per Share

Exhibit (11)      Statement Re: Computation of Earnings Per Share
                           (000's omitted, except per share data)





                                              Three Months Ended March 31
                                                1995               1996
                                               ------             ------

Primary:
Average shares outstanding                      6,125             8,588
Net effect of stock options and
   warrants - based on the treasury stock
   method using average market price
                                                  449               331
                                              =======           =======
Totals                                          6,574             8,919
                                              =======           =======

Net income                                    $ 1,150           $ 2,023
                                              =======           =======

Per share amount                              $  0.17           $  0.23
                                              =======           =======
Fully diluted:
Average shares outstanding                      6,125             8,588
Net effect of stock options and
   warrants - based on the treasury stock
   method using quarter end market price
   which is greater than average market
   price                                          474               371
                                              -------           -------
Totals                                          6,599             8,959
                                              =======           =======

Net income                                    $ 1,150           $ 2,023
                                              =======           =======

Per share amount                              $  0.17           $  0.23
                                              =======           =======