Form 10-Q
period 1996-06-30
BRIGHTPOINT INC
filed 1996-08-13
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1996
                                -----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_____________________ to _______________________

Commission file number:  0-23494
                        -------------------------------------------------------

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

Number of shares of common stock outstanding at July 22, 1996: 10,728,459 shares

                                BRIGHTPOINT, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Balance Sheets
              December 31, 1995 and June 30, 1996......................    3

         Consolidated Statements of Income
              Three Months Ended June 30, 1995 and 1996................    4
              Six Months Ended June 30, 1995 and 1996..................    4

         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1996..................    5

         Notes to Consolidated financial statements....................    6

         ITEM 2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............    9


PART II. OTHER INFORMATION.............................................   14


Signatures ............................................................   16

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                               December 31, 1995   June 30, 1996
                                               -----------------   -------------
                                                    (Note)          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                       $    726           $  5,979
 Accounts receivable (less allowance for
  doubtful accounts of $691 in 1995                55,153             60,969
  and $1,000 in 1996)
 Accounts receivable, related parties (Note 5)      2,135             12,620
 Inventories                                       56,313             53,859
 Other current assets                               2,220              1,705
                                                 --------           --------
Total current assets                              116,547            135,132

Property and equipment, net                         2,934              6,050

Other assets                                          306              1,572
                                                 --------           --------
Total assets                                     $119,787           $142,754
                                                 ========           ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses           $ 48,665           $ 35,588
 Notes payable                                      5,663             37,892
                                                 --------           --------
Total current liabilities                          54,328             73,480

Deferred taxes                                         48                 48

Stockholder loans                                     554                 --

Stockholders' equity:
 Common stock                                         106                107
 Additional paid-in capital                        50,823             59,301
Retained earnings                                  13,928              9,818
                                                 --------           --------
Total stockholders' equity                         64,857             69,226
                                                 --------           --------
Total liabilities and stockholders' equity       $119,787           $142,754
                                                 ========           ========

Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                                June 30                 June 30
                                                          1995          1996       1995        1996
                                                        -------       --------   --------    --------
Net sales                                               $91,921       $119,896   $189,102    $232,856
Cost of sales                                            85,885        111,414    176,861     216,446
                                                        -------       --------   --------    --------
Gross profit                                              6,036          8,482     12,241      16,410

Selling, general and administrative expenses              2,871          4,090      5,954       7,767
                                                        -------       --------   --------    --------
Income from operations                                    3,165          4,392      6,287       8,643

Merger expenses (Note 4)                                     --          2,750         --       2,750
Interest expense                                            496            439        778         623
                                                        -------       --------   --------    --------
Income before income taxes                                2,669          1,203      5,509       5,270
Income taxes                                                675            806      1,575       1,971
                                                        -------       --------   --------    --------
Net income                                              $ 1,994       $    397   $  3,934    $  3,299
                                                        =======       ========   ========    ========
Pro forma financial information:

Historical income before taxes                          $ 2,669       $  1,203   $  5,509    $  5,270
Pro forma income taxes                                      945            857      2,154       2,447
                                                        -------       --------   --------    --------
Pro forma net income                                    $ 1,724       $    346   $  3,355    $  2,823
                                                        =======       ========   ========    ========
Pro forma net income per share                          $  0.19       $   0.03   $   0.38    $   0.25
                                                        =======       ========   ========    ========
Weighted average common shares outstanding                8,853         11,144      8,746      11,098
                                                        =======       ========   ========    ========
Pro forma financial information excluding
 the effect of the one-time merger
 expenses:

Pro forma net income                                    $ 1,724       $  2,407   $  3,355    $  4,884
                                                        =======       ========   ========    ========
Pro forma net income per share                          $  0.19       $   0.22   $   0.38    $   0.44
                                                        =======       ========   ========    ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30
                                                          1995          1996
                                                       -----------   ----------
Operating activities
Net income                                             $  3,934       $  3,299
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation                                               66            333
  Merger expenses                                            --          2,750
  Changes in current assets and liabilities:
   Accounts receivable                                  (11,933)        (6,015)
   Accounts receivable, related  parties                   (943)       (10,485)
   Inventories                                           (9,040)         2,454
   Other current assets                                    (157)           205
   Accounts payable and accrued expenses                 (4,891)       (13,352)
                                                       --------       --------
Net cash used in operating activities                   (22,964)       (20,811)

Investing activities
Capital expenditures                                       (413)        (3,449)
Other assets                                             (1,043)        (1,144)
                                                       --------       --------
Net cash used in investing activities                    (1,456)        (4,593)

Financing activities
Net borrowings on note payable                           21,929         32,229
Net borrowings (repayments) on stockholder loans            546           (554)
Merger expenses                                              --         (2,088)
Proceeds from exercise of stock options and warrants      1,834            819
Tax effect of incentive stock option exercise               544            537
Dividend distributions to Allied Companies'
 stockholders for subchapter S income taxes                (871)          (286)
                                                       --------       --------
Net cash provided by financing activities                23,982         30,657
                                                       --------       --------
Net (decrease) increase in cash                            (438)         5,253

Cash and cash equivalents at beginning of period            441            726
                                                       --------       --------
Cash and cash equivalents at end of period             $      3       $  5,979
                                                       ========       ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

    The consolidated statements of income for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. For further information reference is made to the unaudited pro forma condensed combined financial statements and notes thereto contained in the Company's proxy statement dated April 30, 1996 and the audited consolidated financial statements and the footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

    On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc. and Allied Communications of Puerto Rico, Inc. ("the Allied Companies"), which are engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated balance sheets and consolidated results of operations of both companies as if the merger had been in effect for all periods presented. Further information pertaining to the merger is presented in Note 4 - Merger with the Allied Companies.

2.  Reclassifications

    Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the June 30, 1996 presentation.

3.  Pro Forma Financial Information

    Prior to the Company's merger with the Allied Companies, the Allied Companies' stockholders had elected under Subchapter S of the Internal Revenue Code to include the income of the Allied Companies in their own income for income tax purposes. Therefore the pro forma financial information is presented to include a provision for income taxes as if the Allied Companies had been subject to income taxes.

                            BRIGHTPOINT, INC. NOTES
                TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

4.  Merger with the Allied Companies

    On June 7, 1996, the Company completed a merger with the Allied Companies through the exchange of 2,025,000 shares of newly-issued Company common stock for all of the outstanding shares of the Allied Companies common stock. The merger was structured as a tax-free reorganization and was accounted for using the pooling-of-interests method of accounting. Net sales and net income for the Company and the Allied Companies for the three months and the six months ended June 30, 1995, prior to the combination, are as follows (in thousands):

                                          Three Months Ended   Six Months Ended
                                            June 30, 1995       June 30, 1995
                                          ------------------   ----------------
Net sales
  Brightpoint, Inc.                            $60,970             $124,514
  Allied Companies                              30,951               64,588
                                               -------             --------
    Combined                                   $91,921             $189,102
                                               =======             ========
Net income
  Brightpoint, Inc.                            $ 1,303             $  2,453
  Allied Companies (pro forma)                     421                  902
                                               -------             --------
    Combined                                   $ 1,724             $  3,355
                                               =======             ========

    In connection with the merger, the Company recorded a nonrecurring charge of $2,750,000 ($2,061,000 net of tax) in the quarter ended June 30, 1996 for transaction costs, including investment banking, legal, and accounting fees, and for estimated costs associated with the merger ("Merger expenses").

5.  Accounts receivable, related parties

    The Company had accounts receivable due from Technology Resources International Ltd. of $1,293,000 and $11,654,000 at December 31, 1995 and June 30, 1996, respectively, and from Simply Wireless of $842,000 and $966,000 at December 31, 1995 and June 30, 1996, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6.  Credit Arrangements

    On June 7, 1996, the Company amended its credit agreement to increase available borrowings on the line of credit to $75 million. The amendment also eliminated all borrowing base limitations previously included in the agreement. Borrowings on the amended line of credit bear interest at the bank's prime rate less up to 100 basis points or at LIBOR plus 75 to 175 basis points dependent upon the ratio of the Company's funded debt to capital.

7. Subsequent event - Formation of joint venture with Technology Resources International Ltd.

    On August 1, 1996, the Company completed the formation of a joint venture with Technology Resources International Ltd. (TRI). The newly formed Brightpoint International Ltd. is owned 50 percent by the Company and 50 percent by TRI. The operations of Brightpoint International Ltd. will be consolidated for financial reporting purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 1995 to Three and Six Months Ended June 30, 1996

On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc. and Allied Communications of Puerto Rico, Inc. ("the Allied Companies"), which are engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated balance sheets and consolidated results of operations of both companies as if the merger had been in effect for all periods presented. In connection with the merger, the company recorded a nonrecurring charge of $2,750,000 ($2,061,000 net of tax) in the quarter ended June 30, 1996 for transaction costs, including investment banking, legal, and accounting fees, and for estimated costs associated with the merger ("Merger expenses").

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income and the percentage change in such items from the prior period.

                                       Percentage of Net Sales
                                      Three Months Ended June 30     Percentage
                                      --------------------------       Change
                                        1995              1996      1995 to 1996
                                      ---------         --------    ------------
Net sales                               100.0%            100.0%        30.4%
Cost of sales                            93.4              92.9         29.7
                                        -----             -----
Gross profit                              6.6               7.1         40.5
Selling, general and
 administrative expenses                  3.1               3.4         42.5
                                        -----             -----
Income from operations                    3.5               3.7         38.8
Merger expenses                            --               2.3           --
Interest expense, net                      .6                .4        (11.5)
                                        -----             -----
Income before income taxes                2.9               1.0        (54.9)
Pro forma income taxes                    1.0                .7         (9.3)
                                        -----             -----
Pro forma net income                      1.9%              .3%        (79.9)%
                                        =====             ====

                                       Percentage of Net Sales
                                       Six Months Ended June 30      Percentage
                                      --------------------------       Change
                                        1995              1996      1995 to 1996
                                      --------          --------    ------------


Net sales                               100.0%            100.0%        23.1%
Cost of sales                            93.5              93.0         22.4
                                        -----             -----
Gross profit                              6.5               7.0         34.1
Selling, general and
 administrative expenses                  3.2               3.3         30.5
                                        -----             -----
Income from operations                    3.3               3.7         37.5
Merger expenses                            --               1.2           --
Interest expense, net                      .4                .2        (19.9)
                                        -----             -----
Income before income taxes                2.9               2.3         (4.3)
Pro forma income taxes                    1.1               1.1         13.6
                                        -----             -----
Pro forma net income                      1.8%              1.2%       (15.9)%
                                        =====             =====

Net sales increased by approximately $27,975,000, or 30.4%, from the three months ended June 30, 1995 to the three months ended June 30, 1996. Net sales increased by approximately $43,754,000, or 23.1%, from the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase in net sales is primarily attributable to increased domestic and foreign unit volume, offsetting a decrease in per unit prices. Foreign sales were approximately 28% and 37% of the Company's net sales for the six months ended June 30, 1995 and 1996, respectively. The Company anticipates that sales of its products in foreign markets will continue to account for a significant portion of net sales in the future.

Gross profit increased by approximately $2,446,000, or 40.5%, from the three months ended June 30, 1995 to the three months ended June 30, 1996. Gross profit increased by approximately $4,169,000, or 34.1%, from the six months ended June 30, 1995 to the six months ended June 30, 1996. Gross profit as a percentage of net sales increased from 6.6% to 7.1% from the three months ended June 30, 1995 to the three months ended June 30, 1996 and from 6.5% to 7.0% for the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase in absolute dollars is primarily attributable to the increased number of units sold. The increase in gross profit as a percentage of net sales is due to the Company's ability to maintain its per unit dollar profit as per unit phone prices have declined. In future periods, gross profit may be affected by product, freight and other costs, price competition and by changes in the mix of products offered by the Company.

Selling, general and administrative expenses increased by approximately $1,219,000, or 42.5%, from the three months ended June 30, 1995 to the three months ended June 30, 1996. Selling, general and administrative expenses increased by approximately $1,813,000, or 30.5%, from the six months ended June 30, 1995 to the six months ended June 30, 1996. In addition, selling, general and administrative expenses as a percentage of net sales increased from 3.1% to 3.4% from the three months ended June 30, 1995 to the three months ended June 30, 1996 and from 3.2% to 3.3% from the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase is attributable to the Company's expanded level of operations and reflects increases in depreciation expense relating to investments in management information systems, compensation expense, rent expense and travel costs associated with increased international sales and marketing efforts. In addition, during the transition period leading up to the merger with the Allied Companies, the Company and the Allied Companies incurred duplicate expenses which will be eliminated in future periods. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in connection with higher levels of sales but remain relatively constant as a percentage of net sales.

Income from operations increased by approximately $1,227,000, or 38.8%, from the three months ended June 30, 1995 to the three months ended June 30, 1996. Income from operations increased by approximately $2,356,000, or 37.5%, from the six months ended June 30, 1995 to the six months ended June 30, 1996. Income from operations as a percentage of net sales increased from 3.5% to 3.7% from the three months ended June 30, 1995 to the three months ended June 30, 1996 and from 3.3% to 3.7% from the six months ended June 30, 1995 to the six months ended June 30, 1996. These increases are primarily attributable to the increase in gross profit offset in part by the increase in selling, general and administrative expenses as discussed above.

Pro forma net income decreased by approximately $1,378,000, or 79.9%, from the three months ended June 30, 1995 to the three months ended June 30, 1996. Pro forma net income decreased by approximately $532,000, or 15.9%, from the six months ended June 30, 1995 to the six months ended June 30, 1996. The decreases in pro forma net income are directly attributable to the merger expenses recorded during the three months ended June 30, 1996. Excluding the merger expenses, pro forma net income would have increased by approximately $683,000, or 39.6%, from the three months ended June 30, 1995 to the three months ended June 30, 1996 and by $1,529,000, or 45.6%, from the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase in pro forma net income (excluding the effect of the merger expenses) resulted from an increase in income from operations as discussed above. Interest expense and income taxes have remained consistent as a percent of sales.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has historically satisfied its working capital requirements principally through cash flow from operations, bank borrowings and the issuance of equity securities.

At June 30, 1996, the Company had working capital of approximately $62,219,000 compared to working capital of approximately $61,652,000 at December 31, 1995. Net cash used by operating activities was approximately $20,811,000 in the six months ended June 30, 1996, as compared to approximately $22,964,000 in the six months ended June 30, 1995. The decrease in cash used by operating activities was primarily attributable to a slower growth rate in accounts receivable and a decrease in inventories partially offset by an increase in accounts receivable, related parties, and a decrease in accounts payable and accrued expenses. Net cash used by investing activities was approximately $4,593,000 in the six months ended June 30, 1996, as compared to approximately $1,456,000 in the six months ended June 30, 1995. The increase in cash used by investing activities was primarily attributable to capital expenditures relating to the purchases of information systems equipment and software, furniture and fixtures and leasehold improvements, and capitalization of expenditures related to the formation of Brightpoint International Ltd.. Net cash provided by financing activities was approximately $30,657,000 in the six months ended June 30, 1996, as compared to approximately $23,982,000 in the six months ended June 30, 1995. The increase in net cash provided by financing activities was primarily attributable to advances under the Company's line of credit. At June 30, 1996, the Company had cash and cash equivalents of approximately $5,979,000 as compared to $3,000 at June 30, 1995.

In January 1996, the Company amended its credit agreement (line of credit) with Bank One, Indianapolis, NA, as agent for a group of banks (the "Bank"), to increase available borrowings on the line of credit to $50,000,000. In June, 1996, the Company further amended it credit agreement to increase available borrowings on the line of credit to $75,000,000. The amendment also eliminated all borrowing base limitations previously included in the agreement. Borrowings on the amended line of credit bear interest at the bank's prime rate less up to 100 basis points or at LIBOR plus 75 to 175 basis points dependent upon the ratio of the Company's funded debt to capital, and is payable monthly. At June 30, 1996, there was $37,892,000 outstanding, $11,746,000 in letters of credit and $25,362,000 available on the line of credit. The line of credit expires on May 28, 1999.

Substantially all of the Company's assets, including its inventories and receivables, are pledged to the Bank as collateral and the Company is prohibited from incurring additional indebtedness, except for trade indebtedness, certain of which is subordinated to the Company's indebtedness to the Bank. The Company's inability to incur additional indebtedness could, under certain circumstances, limit the Company's ability to expand its operations. In addition to covenants requiring the maintenance of certain financial ratios, the Company's agreement with the Bank limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, forming subsidiaries, selling all or substantially all of its assets, creating liens or security interests on the Company's assets, entering into transactions with affiliates and making payments on subordinated indebtedness without the Bank's prior consent.

The Company believes that projected cash flow from operations together with existing capital resources, including cash and borrowings available under its line of credit, will be sufficient to satisfy the Company's current working capital requirements. In July 1996, the Company committed to expand its distribution facility in Indianapolis by adding 77,000 square feet to the existing warehouse. The commitment will result in an annual increase in operating lease payments of approximately $350,000 and an investment in leasehold improvements not to exceed $500,000. Other than in connection with implementing the Company's management information system and expansion of the Indianapolis distribution facility, the Company has no material commitments for capital expenditures as of June 30, 1996.
                                       13

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

An annual meeting of stockholders was held on May 29, 1996 to:

(i) elect three Class 2 directors, one Class 1 director and two Class 3 directors. The results of the vote were as follows:

    Messrs. Robert J. Laikin, Rollin M. Dick and Robert F. Wagner were elected to serve as Class 2 directors until the annual meeting of stockholders to be held in 1999. Mr. J. Mark Howell was elected to serve as a Class 1 director until the annual meeting of stockholders in 1998. Messrs. John W. Adams and Steven B. Sands were elected to serve as Class 3 directors until the annual meeting of stockholders to be held in 1997. The terms of office of Messrs. Stephen H. Simon (Class 1 director) and T. Scott Housefield (Class 3 director) continue until 1998 and 1997, respectively.

    Robert J. Laikin received 7,105,765 votes for and 75,942 votes abstained, Rollin M. Dick received 7,102,890 votes for and 78,817 votes abstained, Robert F. Wagner received 7,102,595 votes for and 79,112 votes abstained, J. Mark Howell received 7,106,015 votes for and 75,692 votes abstained, John W. Adams received 7,105,595 votes for and 76,112 votes abstained and Steven B. Sands received 7,105,765 votes for and 75,942 votes abstained.

(ii) consider and vote on a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000. The proposal received 5,711,176 votes for and 79,995 votes against.

(iii) consider and vote on a proposal to approve and adopt the Agreement and Plan of Merger, as amended, by and among the Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc. Robert Picow, Joseph Forer, the Company and Brightpoint Acquisition, Inc.. The proposal received 5,532,663 votes for and 6,098 votes against.

Item 5.  Other Information

On June 7, 1996, the Company and the Allied Companies consummated a merger between the companies pursuant to Agreement and Plan of Merger, as amended, by and among the Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc. Robert Picow, Joseph Forer, the Company and Brightpoint Acquisition, Inc.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        (2) Agreement and Plan of Merger, as amended, by and among the Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc.
              Robert Picow, Joseph Forer, the Company and Brightpoint Acquisition, Inc. (incorporated by reference to the Company's Proxy Statement dated April 30, 1996).

        (3)   Amendment to Certificate  of  Incorporation  of Brightpoint, Inc.

        (4.1) Third Amendment to the Credit Agreement dated June 7, 1996

        (4.2) Fourth Amendment to the Credit Agreement dated June 28, 1996

        (11)  Statement Re: Computation of Earnings Per Share

        (27)  Financial Data Schedule

    (b) Reports on Form 8-K

        On June 12, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting a merger under Items 2 and 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Brightpoint, Inc.
                                            (Registrant)


Date August 12, 1996                      /s/ Robert J. Laikin
     ------------------                   --------------------------------------
                                          Robert J. Laikin
                                          President and Chief Executive Officer


Date August 12, 1996                      /s/ J. Mark Howell
     ------------------                   --------------------------------------
                                          J. Mark Howell
                                          Chief Financial Officer

                                 Exhibit Index



Exhibit No.                       Description
- -----------                       -----------

 (3)                 Amendment to Certificate of
                     Incorporation of Brightpoint, Inc.

 (4.1, 4.2)          Third and Fourth Amendments to
                     the Credit Agreement dated
                     June 7, 1996 and June 28, 1996,
                     respectively

 (11)                Statement Re: Computation of
                     Earnings Per Share

 (27)                Financial Data Schedule