Form 10-Q
period 1996-09-30
BRIGHTPOINT INC
filed 1996-10-29
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1996
                               ------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from:                      to
                                --------------------    ----------------------
Commission file number:        0-23494
                       -------------------------------------------------------

                                BRIGHTPOINT, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        35-1778566
-------------------------------------------------------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

 6402 Corporate Drive, Indianapolis, Indiana              46278
-------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (317) 297-6100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Number of shares of common stock outstanding at October 16, 1996:
                               11,042,940 shares

                                BRIGHTPOINT, INC.
                                      INDEX
                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

ITEM 1
------

Consolidated Statements of Income
         Three Months Ended September 30, 1995 and 1996......................3
         Nine Months Ended September 30, 1995 and 1996.......................3

Consolidated Balance Sheets
         December 31, 1995 and September 30, 1996............................4

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1995 and 1996.......................5

Notes to Consolidated Financial Statements...................................6

ITEM 2
------

Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................9

PART II. OTHER INFORMATION..................................................14

Signatures..................................................................15

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                                 1995            1996           1995           1996
                                                             ------------    ----------     -----------    ----------
  Net sales                                                  $    100,915    $  145,290     $   290,017    $  378,146
  Cost of sales                                                    94,093       133,036         270,954       349,482
                                                             ------------    ----------     -----------    ----------

  Gross profit                                                      6,822        12,254          19,063        28,664

  Selling, general and administrative expenses                      3,712         5,105           9,666        12,872
                                                             ------------    ----------     -----------    ----------

  Income from operations                                            3,110         7,149           9,397        15,792

  Merger expenses (Note 4)                                             --            --              --         2,750
  Interest expense                                                    508           549           1,286         1,172
                                                             ------------    ----------     -----------    ----------

  Income before income taxes and minority interest                  2,602         6,600           8,111        11,870
  Income taxes                                                        894         2,349           2,469         4,320
                                                             ------------    ----------     -----------    ----------

  Income before minority interest                                   1,708         4,251           5,642         7,550
  Minority interest                                                    --         1,042              --         1,042
                                                             ------------    ----------     -----------    ----------

  Net  income                                                $      1,708    $    3,209     $     5,642    $    6,508
                                                             ============    ==========     ===========    ==========

  Pro forma financial information:
  Historical income before taxes                             $      2,602    $    6,600     $     8,111    $   11,870
  Pro forma income taxes                                            1,019         2,349           3,173         4,796
  Minority interest                                                    --         1,042              --         1,042
                                                             ------------    ----------     -----------    ----------

  Pro forma net income                                       $      1,583    $    3,209     $     4,938    $    6,032
                                                             ============    ==========     ===========    ==========

  Pro forma net income per share                             $      0.18     $     0.29     $      0.56    $     0.54
                                                             ============    ==========     ===========    ==========

  Weighted average common shares outstanding                        8,961        11,221           8,859        11,169
                                                             ============    ==========     ===========    ==========
  Pro forma financial information excluding the
     effect of the one-time merger expenses:
  Pro forma net income                                       $      1,583    $    3,209     $     4,938    $    8,093
                                                             ============    ==========     ===========    ==========

  Pro forma net income per share                             $      0.18     $     0.29      $     0.56    $     0.72
                                                             ============    ==========     ===========    ==========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                 December 31, 1995       September 30, 1996
                                                               ----------------------- -----------------------
                                                                      (Note 1)              (Unaudited)
     ASSETS
     Current assets:
       Cash and cash equivalents                                        $       726            $       4,592
       Accounts receivable (less allowance for
         doubtful accounts of $691 in 1995
         and $1,047 in 1996)                                                 55,153                   78,142
       Accounts receivable, related parties (Note 5)                          2,135                    2,010
       Inventories                                                           56,313                   56,110
       Other current assets                                                   2,220                    1,975
                                                                        -----------            -------------
     Total current assets                                                   116,547                  142,829

     Property and equipment, net                                              2,934                    9,802

     Other assets                                                               306                    3,613
                                                                        -----------            -------------

     Total assets                                                       $   119,787            $     156,244
                                                                        ===========            =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
       Accounts payable and accrued expenses                            $    48,665                   51,359
       Notes payable                                                          5,663                       --
                                                                        -----------            -------------
     Total current liabilities                                               54,328                   51,359

     Deferred taxes                                                              48                       82
     Note payable (Note 6)                                                       --                   27,208
     Stockholder loans                                                          554                       --
     Minority interest                                                           --                    1,047

     Stockholders' equity:
        Preferred stock, $.01 par value: 1,000,000 shares
           authorized; no shares issued or outstanding                           --                      --
       Common stock, $.01 par value: 10,000,000  and
           25,000,000 shares authorized and 8,585,000 and
           11,039,444 issued and outstanding in 1995 and
           1996, respectively                                                   106                      110
       Additional paid-in capital                                            50,823                   63,404
       Retained earnings                                                     13,928                   13,032
        Foreign currency translation adjustment                                  --                        2
                                                                        -----------            -------------
     Total stockholders' equity                                              64,857                   76,548
                                                                        -----------            -------------
     Total liabilities and stockholders' equity                         $   119,787            $     156,244
                                                                        ===========            =============

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30
                                                                                   1995                    1996
                                                                          ----------------------- -----------------------
OPERATING ACTIVITIES
Net income                                                                         $     5,642             $    6,508
Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation                                                                      125                    573
         Minority interest in income from joint venture                                      -                  1,042
         Merger expenses                                                                     -                  2,750
         Changes in current assets and liabilities:
              Accounts receivable                                                      (16,680)               (22,904)
              Accounts receivable, related parties                                      (1,242)                  (158)
              Inventories                                                               (4,032)                   203
              Other current assets                                                        (924)                   (59)
              Accounts payable and accrued expenses                                      2,660                  2,531
                                                                                   -----------             ----------
Net cash used in operating activities                                                  (14,451)                (9,514)

INVESTING ACTIVITIES
Capital expenditures                                                                    (1,471)                (7,441)
Other assets                                                                              (619)                (3,186)
                                                                                   -----------             ----------
Net cash used in investing activities                                                   (2,090)               (10,627)

FINANCING ACTIVITIES
Net borrowings on notes payable                                                         18,657                 21,545
Net borrowings (repayments) on stockholder loans                                          (801)                  (554)
Merger expenses                                                                              -                 (2,168)
Proceeds from exercise of stock options and warrants                                     2,832                  4,768
Tax effect of incentive stock option exercise                                              544                    705
Dividend distributions to Allied Companies' stockholders
     for subchapter S income taxes                                                      (1,118)                  (289)
                                                                                   -----------             ----------
Net cash provided by financing activities                                               20,114                 24,007
                                                                                   -----------             ----------
Net increase in cash                                                                     3,573                  3,866
Cash and cash equivalents at beginning of period                                           441                    726
                                                                                   -----------             ----------

Cash and cash equivalents at end of period                                         $     4,014             $    4,592
                                                                                   ===========             ==========

See accompanying notes.
                                       5

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation
   ---------------------

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

   The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, restated for the merger with the Allied Companies discussed below, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statements of income for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.

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

   On August 1, 1996, the Company completed the formation of a joint venture with Technology Resources International Ltd. (TRI). The newly-formed joint venture, Brightpoint International Ltd., is owned 50 percent by the Company and 50 percent by TRI. Because the Company has controlling voting power over the joint venture, the operations of Brightpoint International Ltd. are consolidated for financial reporting purposes.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

2. Reclassifications
   -----------------

   Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the current period presentation.

3. Pro Forma Financial Information
   -------------------------------

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

4. Merger with the Allied Companies
   --------------------------------

   On June 7, 1996, the Company completed a merger with the Allied Companies through the exchange of 2,025,000 shares of newly-issued Company common stock for all of the outstanding shares of the Allied Companies common stock. The merger was structured as a tax-free reorganization and was accounted for using the pooling-of-interests method of accounting. Net sales and net income for the Company and the Allied Companies for the three months and the nine months ended September 30, 1995, prior to the combination, are as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                       September 30, 1995    September 30, 1995
                                      -------------------    ------------------
     Net sales
         Brightpoint, Inc.                  $ 65,596              $190,111
         Allied Companies                     35,319                99,906
                                            --------              --------
              Combined                      $100,915              $290,017
                                            ========              ========
     Net income
         Brightpoint, Inc.                  $  1,389              $  3,842
         Allied Companies (pro forma)            194                 1,096
                                            --------              --------
              Combined                      $  1,583              $  4,938
                                            ========              ========

   In connection with the merger, the Company recorded a non-recurring charge of $2,750,000 ($2,061,000 net of tax) in the quarter ended June 30, 1996 for transaction costs, including investment banking, legal, and accounting fees, and for other estimated costs associated with the merger ("Merger expenses").

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

5. Accounts Receivable, Related Parties
   ------------------------------------

   The Company had various trade accounts receivable due from affiliates of $2,135,000 and $904,000 at December 31, 1995 and September 30, 1996,
   respectively. Sales to affiliates were made at prevailing market prices. In addition, the Company had a $1,106,000 receivable from the former shareholders of Technology Resources International Ltd. at September 30, 1996.

6. Credit Arrangements
   -------------------

   At September 30, 1996, the Company had a $75,000,000 amended credit agreement (line of credit) with Bank One, Indianapolis, NA, as agent for a group of banks. Borrowings on the amended line of credit bear interest, payable monthly, at the bank's prime rate less up to 100 basis points or at LIBOR plus 75 to 175 basis points dependent upon the ratio of the Company's funded debt to capital. The line of credit, which expires on May 28, 1999 and does not include provisions for demand repayment, has been classified as long-term. Under the line of credit at September 30, 1996, there was $27.2 million outstanding, $8.3 million in letters of credit and $39.5 million remaining available.

   Substantially all of the Company's assets, including its inventories and receivables, are pledged to the Bank as collateral. In addition to covenants requiring the maintenance of certain financial ratios, the Company's agreement with the Bank limits or prohibits the Company, subject to certain exceptions, from among other things, incurring additional indebtedness, declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, forming subsidiaries, selling all or substantially all of its assets, creating liens or security interests on the Company's assets and entering into transactions with affiliates. The Company's inability to incur additional indebtedness could, under certain circumstances, limit the Company's ability to expand its operations.

7. Subsequent Events
   -----------------

   Effective October 11, 1996, the Company amended its credit agreement to restate various covenants, including a provision to allow the Company to guarantee bank debt of Brightpoint International Ltd. in an amount not to exceed $25 million.

   On October 18, 1996, the Company's subsidiary, Brightpoint International Ltd., acquired the business and operations of Hatadicorp Pty Ltd. ("Hatadi") which is based in Sydney, Australia. The newly formed Brightpoint Australia Pty Ltd. is owned 80 percent by Brightpoint International Ltd. and 20 percent by the founder and former shareholders of Hatadi. The operations of Brightpoint Australia Pty Ltd. will be consolidated for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 1995 to Three and Nine Months Ended September 30, 1996

   On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc. and Allied Communications of Puerto Rico, Inc. ("the Allied Companies"), which are engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated balance sheets and consolidated results of operations of both companies as if the merger had been in effect for all periods presented. In connection with the merger, the Company recorded a non-recurring charge of $2,750,000 ($2,061,000 net of tax) in the quarter ended June 30, 1996 for transaction costs, including investment banking, legal, and accounting fees, and for estimated costs associated with the merger ("Merger expenses").

   On August 1, 1996, the Company completed the formation of a joint venture with Technology Resources International Ltd. (TRI). The newly formed Brightpoint International Ltd. is owned 50 percent by the Company and 50 percent by TRI. The operations of Brightpoint International Ltd. are consolidated for financial reporting purposes.

   Results of Operations

   The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income and the percentage change in such items from the prior period.

                                Percentage of Net Sales
                             Three Months Ended September 30   Percentage Change
                             -------------------------------   -----------------
                                  1995         1996               1995 to 1996
                                 ------       ------              ------------
   Net sales                     100.0%       100.0%                 44.0%
   Cost of sales                  93.2         91.6                  41.4
                                 -----        -----
   Gross profit                    6.8          8.4                  79.6
   Selling, general and
      administrative expenses      3.7          3.5                  37.5
                                 -----        -----
   Income from operations          3.1          4.9                 129.9
   Interest expense, net            .5           .4                   8.1
                                 -----        -----
   Income before income taxes
      and minority interest        2.6          4.5                 153.7
   Pro forma income taxes          1.0          1.6                 130.5
   Minority interest                --           .7                    --
                                 -----        -----
   Pro forma net income            1.6%         2.2%                102.7%
                                 =====        =====

---------------------------------

                                Percentage of Net Sales
                             Nine Months Ended September 30    Percentage Change
                             -------------------------------   -----------------
                                  1995         1996               1995 to 1996
                                 ------       ------              ------------


Net sales                        100.0%       100.0%                 30.4%
Cost of sales                     93.4         92.4                  29.0
                                 -----        -----
Gross profit                       6.6          7.6                  50.4
Selling, general and
   administrative expenses         3.3          3.4                  33.2
                                 -----        -----
Income from operations             3.3          4.2                  68.1
Merger expenses                     --           .7                    --
Interest expense, net               .5           .3                  (8.9)
                                 -----        -----
Income before income taxes
    and minority interest          2.8          3.2                  46.3
Pro forma income taxes             1.1          1.3                  51.2
Minority interest                   --           .3                    --
                                 -----        -----
Pro forma net income               1.7%         1.6%                 22.2%
                                 =====        =====

Consolidated sales increased $44.4 million, or 44.0%, over sales for the third quarter of 1995 and $88.1 million, or 30.4%, over sales for the first nine months of 1995 reflecting continued strong demand for wireless communication equipment in the United States and overseas. The increase in net sales over the first nine months of 1995 is primarily attributable to a 77.0% increase in unit volume, offset by a 49.5% decrease in per unit prices. Net sales in international markets grew 60.9% in the first three-quarters of 1996 to 41.1% of the Company's total net sales compared to 33.3% of total net sales for the same period of last year. The Company anticipates that sales of its products in foreign markets will continue to account for a greater portion of net sales in the future.

Gross profit improved $5.4 million, or 79.6% over the third quarter of 1995, and $9.6 million or 50.4% over the first nine months of 1995. Gross profit as a percentage of net sales increased from 6.8% to 8.4% over the third quarter of 1995 and from 6.6% to 7.6% over the nine months ended September 30, 1995. The increase in absolute dollars is primarily attributable to the increased number of units sold. The increase in gross profit as a percentage of net sales is due to the Company's ability to maintain its per unit dollar profit as per unit phone prices have declined. In addition, the Company has increased its sales in foreign markets and has begun to provide value added services both of which have higher profit margins during 1996. In future periods, gross profit may be affected by product, freight and other costs, price competition and by changes in the mix of products offered by the Company.

Selling, general and administrative expenses increased by approximately $1.4 million, or 37.5%, over the third quarter 1995 and $3.2 million, or 33.2%, over the operating expenses for the first nine months of 1995. Selling, general and administrative expenses as a percentage of net sales increased from 3.3% to 3.4% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. The increase is attributable to the Company's expanded level of operations and reflects increases in

---------------------------------

depreciation expense relating to investments in management information systems, rent expense for expanded facilities, compensation expense and travel costs associated with increased international sales and marketing efforts. In addition, during the transition period leading up to the merger with the Allied Companies, the Company and the Allied Companies incurred duplicate expenses which have been and will continue to be eliminated in future periods as represented by the decrease from the three months ended September 30, 1995 of 3.7% to the three months ended September 30, 1996 of 3.5%. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in connection with higher levels of sales but remain relatively constant as a percentage of net sales.

Income from operations increased by approximately $4.0 million, or 129.9%, over the third quarter of 1995 and $6.4 million, or 68.1%, over the first nine months of 1995. Income from operations as a percentage of net sales increased from 3.1% to 4.9% from third quarter of 1995 to the third quarter of 1996 and from 3.3% to 4.2% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. These increases are primarily attributable to the increase in gross profit.

Pro forma net income, including the effect of the one-time merger expenses, increased $1.6 million, or 102.7%, over the third quarter of fiscal 1995 and $1.1 million, or 22.2%, over the nine months ended September 30, 1996. Excluding the merger expenses incurred in the second quarter of fiscal 1996, pro forma net income would have increased by $3.2 million, or 63.9%, over the first nine months of fiscal 1995. The increase in pro forma net income is a result of an increase in income from operations as discussed above. Interest expense and income taxes have remained relatively consistent as a percent of sales.

Liquidity and Capital Resources
-------------------------------

The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has historically satisfied its working capital requirements principally through cash flow from operations, bank borrowings and the issuance of equity securities.

Total debt was reduced $10.7 million during the quarter ended September 30, 1996 through the application of cash provided by operations. Working capital was $91.4 million at September 30, 1996 compared to $62.2 million at December 31, 1995. Cash used by operations in the nine months ended September 30, 1996 totaled $9.5 million, compared to $14.5 million in the nine months ended September 30, 1995. The decrease in cash used by operating activities was primarily attributable to inventories remaining at approximately $56 million at September 30, 1996. Additionally, an increase in accounts payable and accrued expenses was offset by an increase in accounts receivable. Accounts receivable increased by $22.9 million because of substantially higher sales volume in the first nine months of 1996 compared to the first nine months of 1995. Accounts payable and accrued expenses increased by $2.5 million primarily because of the higher sales volume in the third quarter of 1996 versus the fourth quarter of 1995.

-------------------------------------------


Cash used by investing activities totaled $10.6 million in the nine months ended September 30, 1996 compared to $2.1 million in the nine months ended September 30, 1995. The increase in cash used by investing activities was primarily attributable to capital expenditures relating to the purchases of information systems equipment and software, furniture and fixtures and leasehold improvements, and capitalization of expenditures related to the formation of Brightpoint International Ltd. Information systems equipment and software investments were made to accommodate the Company's growth, integrate the operations of the Allied Companies and to develop a fulfillment system which enables the Company to offer additional valued added services in the cellular and personal communication services (PCS) markets.

Cash provided by financing activities was $24.0 million in the nine months ended September 30, 1996, compared to $30.7 million in the six months ended June 30, 1996, and $20.1 million in the nine months ended September 30, 1995. The increase in net cash provided by financing activities over the nine months ended September 30, 1995 was primarily attributable to advances under the Company's line of credit. The decrease in the cash provided by financing activities for the third quarter of fiscal 1996 was achieved through the application of $9.5 million provided from operations and $4.8 million received from the proceeds from the exercise of stock options and warrants. At September 30, 1996, the Company had cash and cash equivalents of approximately $4.6 million.

In June, 1996, the Company amended it credit agreement (line of credit) with Bank One, Indianapolis, NA, as agent for a group of banks (the "Bank"), to increase available borrowings on the line of credit to $75,000,000. The amendment also eliminated all borrowing base limitations previously included in the agreement. Borrowings on the amended line of credit bear interest, payable monthly, at the bank's prime rate less up to 100 basis points or at LIBOR plus 75 to 175 basis points dependent upon the ratio of the Company's funded debt to capital. Effective October 11, 1996, the Company further amended its credit agreement to restate various covenants, including a provision to allow the Company to guarantee bank debt of Brightpoint International Ltd. in an amount not to exceed $25 million. Under the line of credit at September 30, 1996, there was $27.2 million outstanding, $8.3 million in letters of credit and $39.5 million remaining available. The line of credit expires on May 28, 1999.

Substantially all of the Company's assets, including its inventories and receivables, are pledged to the Bank as collateral. In addition to covenants requiring the maintenance of certain financial ratios, the Company's agreement with the Bank limits or prohibits the Company, subject to certain exceptions, from among other things, incurring additional indebtedness, declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, forming subsidiaries, selling all or substantially all of its assets, creating liens or security interests on the Company's assets and entering into transactions with affiliates. The Company's inability to incur additional indebtedness could, under certain circumstances, limit the Company's ability to expand its operations.

-------------------------------------------

The Company believes that projected cash flow from operations together with existing capital resources, including cash and borrowings available under its line of credit, will be sufficient to satisfy the Company's current working capital requirements. In July 1996, the Company committed to expand its distribution facility in Indianapolis by adding 77,000 square feet to the existing warehouse. The commitment will result in an annual increase in operating lease payments of approximately $350,000 and an investment in leasehold improvements not to exceed $500,000. The Company has no other material commitments for capital expenditures as of September 30, 1996.

The Company frequently transacts business in currencies other than its functional currency and therefore experiences some risk to exchange rate fluctuations. The Company has not experienced significant exchange rate gains or losses historically, however, increasing trade activity in foreign markets or large fluctuations in exchange rates could generate more significant gains or losses from these arrangements.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

           (4.3) Fifth Amendment to the Credit Agreement dated October 11, 1996

            (11) Statement Re: Computation of Earnings Per Share

            (27) Financial Data Schedule


     (b) Reports of Form 8-K
         -------------------

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Brightpoint, Inc.
                                          -----------------
                                             (Registrant)



Date     October 28, 1996                 /s/ J. Mark Howell
    --------------------------------      ------------------

                                          J. Mark Howell
                                          President and Chief Operating Officer



Date     October 28, 1996                 /s/ Phillip A. Bounsall
    --------------------------------      -----------------------

                                          Phillip A. Bounsall
                                          Executive Vice President
                                          and Chief Financial Officer