Form 10-K
period 1996-12-31
BRIGHTPOINT INC
filed 1997-03-31
CIK 918946

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

               OR

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-23494
                              (Commission File No.)

                                BRIGHTPOINT, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   35-1778566
      (State or other juris-                         (I.R.S. Employer
       diction of incorporation)                    Identification No.)

                6402 Corporate Drive, Indianapolis, Indiana 46278
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (317) 297-6100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 12, 1997 was approximately $250,551,173. As of March 12, 1997 there were 22,028,431 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

      Annual Report to Stockholders for Fiscal Year Ended December 31, 1996
                           (incorporated into Part II)
             Proxy Statement for 1996 Annual Meeting of Stockholders
                          (incorporated into Part III)

                                     PART I


Item 1. Business.

General

     Brightpoint, Inc. (the "Company") is a leading worldwide distributor of wireless communications products and provider of value-added logistics services such as inventory management, fulfillment, packaging and programming. The Company offers products from manufacturers under brand names such as Nokia, Ericsson, Lucent Technologies, Motorola, Siemens and Philips and has developed a global customer base of more than 10,000 carriers, agents, resellers, dealers and retailers. The Company has grown rapidly, with net sales increasing from $419.1 million for the year ended December 31, 1995 to $589.7 million for the year ended December 31, 1996 and with pro forma net income increasing from $7.3 million to $12.6 million (excluding the after-tax effect of one-time merger expenses of $2.1 million) during the same period.

     The market for wireless products and services has grown substantially and continues to expand. The number of wireless subscribers in the United States has increased from approximately 300,000 in 1985 to more than 44 million in 1996, growing by more than ten million, or approximately 29%, in 1996 alone. On a worldwide basis, wireless subscribers increased by 52 million, or 60%, to 140 million total subscribers in 1996. The Company has been successful in expanding its international presence, with international sales as a percentage of net sales increasing from approximately 36% to 51% from the year ended December 31, 1995 to the year ended December 31, 1996.

     The emergence of new wireless communications services, such as personal communications services ("PCS"), enhanced specialized mobile radio ("ESMR"), satellite communications systems, the buildout of new wireless communications infrastrucure by service providers, the pricing of handsets, the allocation of additional wireless spectrum and the transition from analog technologies to digital technologies are factors contributing to increases in the wireless communications subscriber base and the sales of wireless products. The Company currently provides distribution and value-added logistics services for many of the leading manufacturers and service providers which participate in these new and emerging wireless communications markets.

     The Company focuses on serving as an effective link between manufacturers and wireless service providers in the wireless communications industry. The Company's primary strategies include (i) being the most efficient market channel for its vendors and the low cost/high service provider to its wireless customers, (ii) meeting the growing outsourcing demands of manufacturers and wireless service providers with value-added logistics services, (iii) increasing its worldwide presence and (iv) benefiting from the development of new technologies that allow it to offer new products and services.

     The Company was incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, the Company changed its name to Brightpoint, Inc. The Company's principal executive offices are located at 6402 Corporate Drive, Indianapolis, Indiana 46278, and its telephone number is (317) 297-6100.

Recent Developments

     On November 12, 1996, the Company declared a three-for-two stock split payable to stockholders of record on December 17, 1996, and on January 28, 1997, the Company declared a five-for-four stock split payable to stockholders of record on March 3, 1997. Both stock splits were effected in the form of stock dividends. Accordingly, all references herein related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect these stock splits.

     In November 1996, the Company acquired the 50% interest of Brightpoint International Ltd. ("Brightpoint International") it did not already own. Brightpoint International, through its direct and indirect subsidiaries, conducts all of the Company's sales and marketing activities outside of North and South America.

     In February 1997, the Company adopted a Rights Agreement, commonly known as a "poison pill", which provides that in the event an individual or entity beneficially owns 15% or more of the shares of the Company's capital stock, stockholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquiror's) common stock at 50% of its then market value. Also in February 1997, the Company amended its By-laws to: (i) include a procedure for proposing the conduct of business at a meeting of the stockholders and (ii) include a procedure for proposing the nomination of directors.

     On January 28, 1997, the Company amended its line of credit agreement with Bank One, Indianapolis, N.A., acting as agent for a group of banks, to increase available borrowings to $100,000,000. The additional $25,000,000 of credit matures April 30, 1997, at which time such additional credit will be renegotiated.

Wireless Communications Industry Overview

     The wireless communications industry provides voice and data communications services primarily through cellular telephone, ESMR and paging services. The recent allocation of additional frequency spectrum in the United States has resulted in the emergence of PCS service providers who offer digital wireless service. Advances in system technology and equipment (including, the transition from analog to digital systems), increased competition at the carrier level and the creation of new services, features and platforms, lower equipment prices and service charges, have increased consumer acceptance and worldwide demand for wireless communications products and services.

     United States Wireless Market. According to the Cellular Telecommunications Industry Association, the number of cellular subscribers in the United States has increased from approximately 300,000 in 1985 to more than 44 million in 1996, growing by more than ten million, or approximately 29%, in 1996 alone. It is estimated that market penetration for cellular subscribers in the United States, based on population, was approximately 14% in 1996.

     The Company believes that the United States wireless communications market is expanding, primarily due to decreases in monthly service fees and retail prices for wireless phones. In addition, many service providers are upgrading their existing systems. Digital systems are expected to offer certain advantages over analog systems, including improved transmission of voice and data and greater transmission capacity, thereby enabling carriers to add additional customers. New digital wireless phones can enhance privacy and offer more advanced features than analog phones, including messaging and call waiting. The emergence of PCS service providers is further expected to stimulate demand for handsets and accessories as the subscriber base broadens and as existing subscribers migrate between systems.

     International Wireless Market. The market for cellular services and products outside of the United States also has increased significantly in recent years. The number of wireless subscribers outside the United States increased from approximately 8.1 million subscribers in 1991 to approximately 96 million subscribers by the end of 1996, growing by approximately 43 million subscribers, or approximately 80%, in 1996 alone. It is estimated that market penetration for wireless subscribers outside the United States, based on population, was approximately 2.0% in 1996.

     The Company expects that rapid growth in international markets will continue as a result of low market penetration, the buildout of wireless systems, economic growth and high population density in many countries. The Company also believes that wireless communications systems in certain of these countries offer lower cost alternatives to the construction of conventional wire-based telephone facilities. Due to these factors and the limited availability and quality of land-line service, the Company believes that consumers in many countries outside of the United States will increasingly utilize wireless communications systems.

     PCS and Other Wireless Communications Technologies. In 1996, several new PCS systems were launched in major U.S. markets. Offering digital service, data capabilities, different airtime rates and features, the PCS carriers compete with incumbent cellular service providers for wireless subscribers. The digital platforms adopted by the U.S. PCS and cellular carriers fall into three main classifications: GSM, CDMA and TDMA. The Company has distribution and/or value-added service contracts with several PCS carriers. Among the carriers now under contract are BellSouth Personal Communications Inc.; Omnipoint Communications, Inc.; Pocket Communications, Inc.; Powertel, Inc.; and Aerial Communications, Inc. Satellite-based wireless systems are also expected to contribute to subscriber demand with some forecasts calling for 8 million subscribers by the year 2005. The Company currently provides distribution services for many of the wireless communications equipment manufacturers which the Company expects to participate in these new and emerging wireless communications markets, including Nokia Mobile Phones, Inc. ("Nokia"), Ericsson, Inc. ("Ericsson"), Siemens A.G. ("Siemens") and Philips Consumer Communications ("Philips"). As a result, the Company believes it is well positioned to provide distribution and inventory management and value-added logistics services for emerging wireless communications products.

     Changing Distribution Dynamics. The United States wireless products equipment distribution business has undergone a significant transformation in recent years. Historically, the business was highly fragmented, consisting principally of numerous small, privately-owned companies with relatively limited capital and other resources. While certain of these companies remain factors in the business, increased price competition and the increased capital requirements of doing business have resulted in significant consolidation within the industry. In addition, the Company believes that the maturing of the industry has resulted in a growing trend among carriers and resellers toward relying on equipment distributors to perform distribution, inventory management, product fulfillment, programming, activation and other value-added services.

     In markets outside the United States, the dynamics of the wireless communications equipment distribution business vary by country. In many countries, the distribution of wireless communications equipment is controlled primarily by manufacturers and service providers. However, in certain countries service providers are seeking relationships with distributors offering a broad array of products from several manufacturers as well as value-added services. The Company believes that it is positioned to capitalize on opportunities in many of these countries (as their markets evolve) by offering superior value in terms of price, service and reliability.

Strategy

     The Company focuses on being an effective link between manufacturers and wireless service providers in the wireless communications industry. The Company's primary strategies include (i) establishing the Company as the most efficient market channel for its suppliers and the low cost/high service provider to its customers, (ii) enhancing its industry positioning by meeting the rapidly growing outsourcing demands of manufacturers and wireless service providers with value-added services, (iii) increasing its worldwide presence and
(iv) benefiting from new technologies that allow it to offer new products and services on a timely basis.

Products and Services

     The Company offers a selection of wireless communications products purchased from various manufacturers designed to work on all operating platforms (such as AMPS, GSM, TDMA and CDMA) and/or specific frequencies. The Company's product offerings feature brand names such as Nokia, Ericsson, Lucent Technologies, Motorola, Siemens and Philips. For the years ended December 31, 1995 and 1996, approximately 86.3% and 88.3%, respectively, of the Company's net sales were derived from sales of wireless telephones. For such periods, a significant portion of the Company's wireless telephone sales represented Nokia, Ericsson and Motorola products. The Company continually reviews and evaluates wireless communications products in determining the mix of products purchased for resale to customers and seeks to acquire distribution rights for wireless products which the Company believes have the potential for significant market penetration.

     In addition, the Company distributes wireless accessory products, such as batteries, battery eliminators and chargers, cases, antennas and "hands-free" kits. For the years ended December 31, 1995 and 1996, sales of accessories accounted for approximately 13.7% and 11.1%, respectively, of the Company's net sales. Accessory products typically carry higher margins than wireless handsets.

     The Company believes that marketing, distribution and private labeling of accessory products are natural extensions of the Company's business. Accordingly, the Company has introduced a complete line of branded accessory products manufactured by third parties under the Brightlink(TM) name, which it markets and distributes. The Company distributes these branded and third party accessory lines through existing and new distribution channels, including mass merchandisers and other retail channels. The Company had entered into an exclusive license agreement with BellSouth Cellular Corp. for use of the trademark Mobile America(TM). This license agreement has been terminated.

     In addition to the sale of products, the Company provides various distribution and value-added logistics services. Such distribution services include purchasing, handling, packaging, warehousing, picking, packing, shipping and "just-in-time" delivery. Value-added logistics services consist of end-user product fulfillment, programming, private labeling, specialized packaging, product branding, prepaid technology integration and product warranty and repair services. The Company believes that these services respond to the outsourcing requirements of manufacturers, carriers, resellers and mass retailers. The Company intends to pursue opportunities to provide inventory management and value-added logistics services to its customers and vendors to complement its distribution capabilities. Revenue from these services are billed separately or are included in the margin earned on handset or accessory sales.

     Product manufacturers typically provide warranties which the Company extends to its customers. The Company employs service technicians who perform equipment maintenance and repair services on-site through arrangements with equipment manufacturers. The Company has not derived significant revenues from these activities.

Information about foreign and domestic operations and export sales

     The Company operates in worldwide markets. Its business activities are conducted in four divisions: North America; Latin America; Europe, Middle East and Africa; and Asia-Pacific. A summary of the Company's operations by division is presented below (in thousands):

                                                                          1996
                                                                          ----

Net Sales (based on customer location):
North America                                                           $287,377
Latin America                                                             98,420
Europe, Middle East and
  Africa                                                                  76,292
Asia-Pacific                                                             127,629
                                                                        --------
                                                                        $589,718
                                                                        ========

Income before income taxes and minority interest:
North America                                                           $  7,113
Latin America                                                              4,268
Europe, Middle East and Africa                                             3,607
Asia-Pacific                                                               5,135
                                                                        --------
                                                                        $ 20,123
                                                                        ========

Identifiable assets:
North America                                                           $126,003
Latin America                                                             73,633
Europe, Middle East and Africa                                            44,451
Asia-Pacific                                                              54,958
                                                                        --------
                                                                        $299,045
                                                                        ========

     The Company has initiated operations in certain regions by acquiring existing businesses and/or establishing majority-owned subsidiaries with a local partner to operate within the particular area. This business development strategy has been employed in the United Kingdom, China and Australia.

Customers

     The Company has developed a global customer network of more than 10,000 wireless carriers, agents, resellers, dealers and retailers. The Company intends to focus its sales efforts on carriers, service providers and their agents, dealers and resellers which the Company believes will continue to be the significant purchasers of the Company's products.

     For the years ended December 31, 1995 and 1996, sales of the Company's products to customers in foreign markets accounted for approximately 36% and 51%, respectively, of net sales. The Company is seeking to continue to increase product sales in foreign markets and believes that such markets present significant growth opportunities. The Company is, and as foreign sales increase will become more so, subject to risks inherent in foreign trade, including increased credit risk, customs duties and import quotas and other trade restrictions, fluctuations in foreign currency exchange rates, shipping delays, failure or material interruption of wireless systems and services and international political, regulatory and economic developments, any or all of which could have an adverse effect on the Company's operating margins and results of operations. The Company has no material hedged monetary assets, liabilities or commitments.

     A significant portion of the Company's net sales has been derived from a concentrated customer base. For the years ended December 31, 1995 and 1996, sales of wireless products to the Company's five largest customers accounted for approximately 17.2% and 15.4%, respectively, of the Company's net sales. No single customer accounted for more than 6% of the Company's net sales for the year ended December 31, 1996. The loss of one or more of its principal customers may have a material adverse effect on the Company.

Purchasing and Supply

     The Company has developed key relationships with the leading manufacturers and suppliers of wireless communications equipment. The Company generally negotiates directly with manufacturers and suppliers to ensure adequate inventories of brand name products on a timely basis and on favorable pricing terms. In 1996, the Company purchased its products from more than 45 suppliers. Inventory purchase decisions are based on quality, price, customer demand, product availability and brand recognition. Certain of the Company's suppliers provide favorable purchasing terms to the Company, including price protection, cooperative advertising and marketing allowances. Product manufacturers typically provide warranties which the Company extends to its customers.

     For the years ended December 31, 1995 and 1996, the Company's three largest suppliers accounted for approximately 38.1% and 62.3%, respectively, of product purchases. For the year ended December 31, 1995, the Company's three largest suppliers, Nokia, BellSouth Cellular Corp., and Ericsson accounted for approximately 19.7%, 9.9%, and 8.6%, respectively, of product purchases. For the year ended December 31, 1996, the Company's three largest suppliers, Nokia, Ericsson, and Siemens accounted for approximately 38.4%, 17.3%, and 6.6%, respectively, of product purchases. These or other suppliers may determine essentially at any time to impose price increases on products sold to the Company or otherwise determine not to continue to sell such products to the Company on commercially reasonable terms, or at all, which may adversely affect the Company's operating margins or result in decreased product sales.

     The Company maintains agreements with a number of its significant suppliers, including Ericsson, Nokia and Philips. These agreements are generally non-exclusive, require the Company to satisfy minimum purchase requirements and can be terminated on relatively short notice. The agreements also provide for certain territorial restrictions. The Company purchases products from other manufacturers and dealers pursuant to purchase orders placed from time to time in the ordinary course of business. The Company believes that its relationships with its suppliers are good.

Sales, Marketing and Distribution

     The Company's executive officers and sales staff are responsible for the Company's sales and marketing efforts. The Company's domestic sales force, targets two principal customer groups, wireless service providers and their agent dealers and national retailers. The Company's executive officers and international sales staff, actively seek to establish and maintain relationships with international wireless service providers. The international sales staff consists of 12 persons for the Asia-Pacific market, 9 persons for the Europe, Middle East and Africa market and 4 persons for the Latin America market. Due to the service-oriented focus of the Company, the Company's executive officers devote a substantial amount of time developing and maintaining personal relationships with the Company's significant customers.

     The Company has two domestic sales offices, located in Indianapolis, Indiana and Miami, Florida. Brightpoint International and its subsidiaries conduct all of the Company's sales and marketing activities outside of North and South America.

     The Company believes that product recognition by customers and consumers is an important factor in the marketing of the Company's products. Accordingly, the Company promotes itself and certain of its product lines through advertising in national trade publications and attendance at international, national and regional trade shows. In addition, the Company has introduced a line of accessories under the Brightlink(TM) name. The Company also solicits customers through direct mail, broadcast facsimile and telemarketing activities. The Company's manufacturers and dealers use a variety of methods to promote their products directly to consumers, including print and media advertising based on product features.

     Backlog is not material to the Company's business.

Seasonality

     The Company's sales are influenced by a number of seasonal factors associated with consumer electronics and retail sales which tend to result in increased volume in the latter part of the calendar year. The overall growth of the Company's business has reduced the impact of such factors on the Company's operating results. However, seasonality contributed to the increase in the Company's sales in the fourth quarter of 1996.

Management Information System

     The Company believes that its information systems provide strong financial controls and facilitate the provision of value-added logistics services. During 1996, the Company made significant investments in the enhancement of its information systems and anticipates continuing to make such investments. The system integrates marketing, sales, product fulfillment and distribution, inventory control and purchasing, financial and credit control and internal communications. The Company believes its information systems provide strong internal control over business processes.

Competition

     The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. The Company competes principally on the basis of value (in terms of price, time and reliability), product availability and service. The Company competes with numerous well-established United States and international wholesale distributors, value-added logistics service providers and manufacturers of wireless communications equipment, including the Company's suppliers, as well as carriers of wireless services, many of which possess substantially greater financial and other resources than the Company and have established reputations for success in the sale and service of wireless communications products. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition and implement extensive advertising campaigns, both generally and in response to efforts by additional competitors entering into new markets or introducing new products.

     While the Company has established strategic relationships with customers and suppliers, the wireless communications products distribution industry has, in the past, been characterized by low barriers to entry and frequent introduction of new products. However, as the market requirement shifts from pure distribution to a mix of distribution and value-added services, entry barriers are expected to rise in relationship to the increased cost of infrastructure, the expanded human resource requirement and the advanced management and information systems capabilities that the service segment of the business mandates. The Company's ability to compete successfully will be largely dependent upon its ability to anticipate and respond to various competitive factors affecting the industry, including new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and discount pricing and promotional activities by competitors.

     The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and market new products that satisfy evolving industry and customer requirements. The use of alternative wireless technologies, including ESMR and satellite communications systems, may reduce demand for cellular and PCS telephone products and widespread commercial introduction could materially change the types of products sold by the Company.

Employees

     The Company has 403 employees in its domestic and international locations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its employee relations are good.

Item 2. Properties

     The Company's corporate headquarters are located in a 162,000 square foot facility in Indianapolis, Indiana. This facility includes approximately 40,000 square feet of office space and approximately 122,000 square feet of warehouse and product fulfillment space to serve as the Company's primary distribution center. The original lease term for 90,000 square feet of this facility commenced on January 1, 1996 and expires on January 31, 2006 and may be renewed for two five-year terms. The Company entered into a new lease agreement dated July 17, 1996 for a 72,000 square foot expansion to this facility. This lease commences on January 1, 1997 and expires on December 31, 2006 and may be renewed for two five-year terms. The monthly base rental under these obligations is approximately $81,700. The Company is also obligated to pay real estate taxes. At the end of the initial lease term, the Company has an option to purchase the leased premises for approximately $11.5 million. The Company believes that this facility will be sufficient to accommodate future expansion and growth of its operations.

     In August 1995, the Company entered into a three-year lease for 14,415 square feet of warehouse and office space in Miami, Florida. The Company has consolidated its Miami operations into this new office and warehouse facility during 1996. The lease provides for monthly rent of approximately $7,300.

     In March 1997 the Company opened a 65,000 square foot distribution facility in Sparks, Nevada. The agreement provides for monthly rent of approximately $18,300 per month and expires on February 28, 2002.

     As a result of the Company's merger with Allied Communications, the Company assumed a lease for 22,000 square feet of warehouse and office space in Bensalem, Pennsylvania. The lease provides for monthly rent of approximately $7,500 and expires in December 1999.

     The Company's former executive offices were located in approximately 10,800 square feet of leased space in Indianapolis, Indiana. The lease provides for monthly rent of approximately $9,900 and expires in June 1999. The Company plans to utilize this facility for performing product warranty and repair services in the future and is currently renegotiating this lease.

     The Company's international acquisitions added leased facilities in Manchester, England, Johannesburg, South Africa, Hong Kong, and Sydney, Australia. These facilities are approximately 19,000, 3,100, 7,000, and 16,000 square feet, respectively, and provide for monthly rents of approximately $8,900, $1,000, $6,200, and $7,800, respectively.

Item 3. Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Incorporated by reference to the caption Common Stock Information contained on page 24 of the Company's 1996 Annual Report to Stockholders.


Item 6. Selected Financial Data.

     Incorporated by reference to the caption Financial Highlights contained on page 1 of the Company's 1996 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference to the caption Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 10 through 13 of the Company's 1996 Annual Report to Stockholders.


Item 8. Financial Statements and Supplementary Data.

     Incorporated by reference to the financial information contained on pages 14 through 23 and to the caption Quarterly Results of Operations (Unaudited) on page 24 of the Company's 1996 Annual Report to Stockholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that during the fiscal year ending December 31, 1996, all filing requirements applicable to executive officers, directors and 10% shareholders have been complied with except, that, certain Form 4's were not timely filed and were incomplete or inaccurate in connection with reported sales of options relating to the Company's Common Stock made by Robert Picow, beneficial owner of greater than 5% of the Company's securities and a director of the Company, in November and December 1996.

     Incorporated by reference to the caption Election of Directors contained on pages 2 through 5 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 11. Executive Compensation.

     Incorporated by reference to the caption Executive Compensation contained on pages 6 through 9 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the caption Voting Security Ownership of Certain Beneficial Owners and Management contained on pages 10 and 11 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the caption Certain Transactions contained on pages 11 and 12 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The Financial Statements listed below are incorporated by reference from pages 14 through 23 of the Company's 1996 Annual Report to Stockholders:


                  Report of Independent Auditors

                  Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996

                  Consolidated Balance Sheets as of December 31, 1995 and
                  1996

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995
                  and 1996

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

                  Notes to Consolidated Financial Statements

(a)(2) The following financial schedule for the year ended December 31, 1996 is submitted herewith:

                  Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)            Exhibits

Exhibit
Number                     Description
------                     -----------

3.1               Certificate of Incorporation of the Company (8)

3.2               Amendment to Certificate of Incorporation of the Company (8)

3.3               Revised By-Laws of the Company (8)

3.4               Certificate of Merger of Brightpoint, Inc. into
                  Wholesale Cellular USA, Inc., effective September 15,
                  1995.  (2)

4.1               Form of Common Stock Certificate (1)

10.1              1995 Stock Option Plan (1)

10.2              1996 Stock Option Plan (8)

10.3              Non-Employee Directors Stock Option Plan (1)

10.4              Form of Employment Agreement between the Company and
                  Robert J. Laikin, J. Mark Howell and T. Scott Housefield (8)

10.5 Form of Employment Agreement between the Company and its Executive Vice Presidents (8)

10.6              Lease Agreement between the Company and WRC
                  Properties, Inc., as amended and Unconditional Guaranty of Lease by Century Cellular Network, Inc. (1)

10.7              Lease Agreement between the Company and Park 100
                  Properties, Inc.  (2)

10.8              Lease Agreement between the Company and Industrial
                  Affiliates, Ltd.  (2)

10.9 Credit Agreement and First and Second Amendments to Credit Agreement among the Company and Bank One, Indianapolis, N.A., The First National Bank of Chicago and Bank One, Indianapolis, N.A. as Agent, dated June 13, 1995, September 15, 1995 and January 19, 1996,
                  respectively (3)

10.10 Third, Fourth, Fifth and Sixth Amendments to Credit Agreement among the Company and Bank One, Indianapolis, N.A., The First National Bank of Chicago and Bank One, Indianapolis, N.A., as Agent, dated June 7, 1996, June 28, 1996, October 11, 1996 and January 29, 1997, respectively (8)

10.11 Lease Agreement between the Company and Airport Key Corporation, dated November 30, 1995 (3)

10.12 Lease Agreement between the Company and Corporate Drive Associates, LLC, dated June 6, 1995 (3)

10.13 Amendment to Lease Agreement between the Company and Corporate Drive Associates, LLC, dated October 3, 1995
                  (3)

10.14 Agreement and Plan of Merger, as amended on April 29, 1996, by and among the Company, Brightpoint Acquisition, Inc., a wholly-owned subsidiary of the Company, Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc., Robert Picow and Joseph Forer. (5)

10.15 Stock Purchase Agreement, dated as of October 1, 1996, among the Company, Brightpoint International Ltd., Technology Resource International Ltd., Safkong
                  Holdings Limited, Marriott Investment & Trade Inc., John MacLean-Arnott and Dana Marlin. (6)

10.16 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent. (7)

11.1              Statement re: computation of per share earnings (8)

13.1 1996 Annual Report to Stockholders. With the exception of the information incorporated by reference in Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not deemed filed as part of this report. (8)

21.1              Subsidiaries (8)

23.1              Consent of Ernst & Young LLP (8)

23.2              Report of Coopers & Lybrand LLP (8)

23.3              Consent of Coopers & Lybrand LLP (8)

27.1              Financial Data Schedule (8)

------------
(1) Incorporated by reference to Registration Statement (33-75148) effective April 7, 1994.

(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to Registration Statement on Form S-3 (33-97084) effective October 24, 1995.

(5) Incorporated by reference to Current Report on Form 8-K, dated June 12, 1996.

(6) Incorporated by reference to Current Report on Form 8-K, dated December 31, 1996.

(7) Incorporated by reference to Current Report on Form 8-K, dated March 28, 1997.

(8)           Filed herewith.

(b)           Reports on Form 8-K:

              On December 3, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting an acquisition under
              Item 2.

              On March 28, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission reporting an other event (the adoption of its Shareholder Rights Plan) under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BRIGHTPOINT, INC.


Dated: March 28, 1997                        By:  /s/ Robert J. Laikin
                                                ------------------------------
                                                      Robert J. Laikin
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Robert J. Laikin              Director, Chairman              March 28, 1997
--------------------------        of the Board and Chief
Robert J. Laikin                  Executive Officer
                                  (Principal Executive
                                  Officer)



/s/ Mark Howell                   Director, President and         March 28, 1997
--------------------------        Chief Operating Officer
t5


/s/ Phillip A. Bounsall           Executive Vice President,       March 28, 1997
--------------------------        Chief Financial Officer
Phillip A. Bounsall               (Principal Financial
                                  Officer)


/s/ T. Scott Housefield           Director, Executive Vice        March 28, 1997
--------------------------        President and President,
T. Scott Housefield               Brightpoint International
                                  Ltd.


/s/ Steven E. Fivel               Executive Vice President,       March 28, 1997
--------------------------        General Counsel and
Steven E. Fivel                   Secretary



/s/ John P. Delaney               Vice President, Corporate       March 28, 1997
--------------------------        Controller (Principal
John P. Delaney                   Accounting Officer)

/s/ Robert Picow                  Director                        March 28, 1997
--------------------------
Robert Picow

/s/ Joseph Forer                  Director                        March 28, 1997
--------------------------
Joseph Forer

/s/ John W. Adams                 Director                        March 28, 1997
--------------------------
John W. Adams

/s/ Robert F. Wagner              Director                        March 28, 1997
--------------------------
Robert F. Wagner

/s/ Stephen H. Simon              Director                        March 28, 1997
--------------------------
Stephen H. Simon

/s/ Rollin M. Dick                Director                        March 28, 1997
--------------------------
Rollin M. Dick

/s/ Steven B. Sands               Director                        March 28, 1997
--------------------------
Steven B. Sands

                               BRIGHTPOINT, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
                    Col. A                                       Col. B              Col. C               Col. D            Col. E
-------------------------------------------------------------  ----------   -------------------------   ----------        ----------
                                                                                   ADDITIONS
-------------------------------------------------------------  ----------   -------------------------   ----------        ----------
                                                               Balance at   Charged to                                    Balance at
                                                               Beginning    Costs and    Charged to                          End
                  DESCRIPTION                                  of Period    Expenses   Other Accounts   Deductions        of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts .................         $  691,000   $  589,000       $   --      $ 165,000 (1)     $1,115,000
                                                              ----------------------------------------------------------------------
Total ...............................................         $  691,000   $  589,000       $   --      $ 165,000         $1,115,000
                                                              ======================================================================

Year ended December 31, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts .................         $  450,000   $  927,000       $   --      $ 686,000 (1)     $  691,000
                                                              ----------------------------------------------------------------------
Total ...............................................         $  450,000   $  927,000       $   --      $ 686,000         $  691,000
                                                              ======================================================================

Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts .................         $  328,000   $  905,000       $   --      $ 783,000 (1)     $  450,000
                                                              ----------------------------------------------------------------------
Total ...............................................         $  328,000   $  905,000       $   --      $ 783,000         $  450,000
                                                              ======================================================================

(1)   Uncollectible accounts written off.