Form 10-Q
period 1997-03-31
BRIGHTPOINT INC
filed 1997-05-14
CIK 918946

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________________ to______________________

Commission file number: 0-23494

                                BRIGHTPOINT, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                          35-1778566
State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization                       Identification No.)

6402 Corporate Drive, Indianapolis, Indiana                 46278
(Address of principal executive offices)                  (Zip Code)

                                 (317) 297-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

 Number of shares of common stock outstanding at May 1, 1997: 22,357,354 shares

                                BRIGHTPOINT, INC.
                                      INDEX
                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

    ITEM 1

    Consolidated Statements of Income
             Three Months Ended March 31, 1996 and 1997 ...................    3


    Consolidated Balance Sheets
             December 31, 1996 and March 31, 1997 .........................    4


    Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1996 and 1997 ...................    5


    Notes to Consolidated Financial Statements ............................    6

    ITEM 2

    Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................   10



PART II OTHER INFORMATION

    ITEM 6

    Exhibits and Reports on Form 8-K ......................................   15


Signatures ................................................................   16

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                        Three Months Ended March 31
                                                                                       1996                    1997
                                                                                     --------                --------

Net sales                                                                            $112,960                $199,169

Cost of sales                                                                         105,032                 183,167
                                                                                     --------                --------

Gross profit                                                                            7,928                  16,002

Selling, general and administrative expenses                                            3,677                   8,096
                                                                                     --------                --------

Income from operations                                                                  4,251                   7,906

Net investment gain                                                                        --                   1,432
Interest expense, net                                                                     184                   1,123
                                                                                     --------                --------

Income before income taxes and minority interest                                        4,067                   8,215
Income taxes                                                                            1,165                   2,443
                                                                                     --------                --------

Income before minority interest                                                         2,902                   5,772
Minority interest in subsidiaries' earnings                                                --                     356
                                                                                     --------                --------

Net income                                                                           $  2,902                $  5,416
                                                                                     ========                ========

Pro forma financial information:
Historical income before income taxes and minority interest                          $  4,067                $  8,215
Pro forma income taxes                                                                  1,590                   2,443
Minority interest in subsidiaries earnings                                                 --                     356
                                                                                     --------                --------

Pro forma net income                                                                 $  2,477                $  5,416
                                                                                     ========                ========

Pro forma net income per share                                                       $   0.12                $   0.23
                                                                                     ========                ========

Weighted average common shares outstanding                                             20,595                  23,187
                                                                                     ========                ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                             December 31, 1996      March 31, 1997
                                                             -----------------      --------------
                                                                  (Note 1)            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 14,255               $ 19,153
  Marketable securities                                            18,000                     --
  Accounts receivable (less allowance for doubtful
    accounts of $1,115 in 1996 and $1,063 in 1997)                113,119                110,922
  Inventories                                                     112,916                105,790
  Other current assets                                              8,422                  8,208
                                                                 --------               --------
Total current assets                                              266,712                244,073

Property and equipment                                              8,207                 12,397
Goodwill                                                           15,232                 16,975
Other assets                                                        8,894                  2,813
                                                                 --------               --------

Total assets                                                     $299,045               $276,258
                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $123,231               $ 72,300
                                                                 --------               --------
Total current liabilities                                         123,231                 72,300

Notes payable                                                      79,564                102,307
Deferred taxes                                                        330                    330

Minority interest                                                     938                    823

Stockholders' equity:
  Preferred stock, $.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                        --                     --
  Common stock, $.01 par value: 25,000 shares
    authorized; 21,636 and 22,125 issued and
    outstanding in 1996 and 1997, respectively                        216                    221
  Additional paid-in capital                                       73,206                 77,196
  Foreign currency translation adjustment                              97                    131
  Unrealized gain on marketable securities, net of tax              3,929                     --
  Retained earnings                                                17,534                 22,950
                                                                 --------               --------
Total stockholders' equity                                         94,982                100,498
                                                                 --------               --------

Total liabilities and stockholders' equity                       $299,045               $276,258
                                                                 ========               ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                    Three Months Ended March 31
                                                                                    1996                   1997
                                                                                 --------               --------
OPERATING ACTIVITIES
Net income                                                                       $  2,902               $  5,416
Adjustments to reconcile net income to
     net cash used by operating activities:
         Minority interest                                                             --                    356
         Depreciation and amortization                                                126                    660
         Net investment gain                                                           --                 (1,432)
         Changes in current assets and liabilities:
              Accounts receivable                                                 (20,974)                 2,117
              Inventories                                                           7,913                  7,199
              Other current assets                                                     75                    176
              Accounts payable and accrued expenses                                   856                (47,018)
                                                                                 --------               --------
Net cash used by operating activities                                              (9,102)               (32,526)

INVESTING ACTIVITIES
Capital expenditures                                                               (1,470)                (4,655)
Sale of marketable securities, net of transaction costs                                --                 18,528
Acquisition of minority interest                                                       --                   (750)
Other assets                                                                       (1,223)                  (860)
                                                                                 --------               --------
Net cash provided (used) by investing activities                                   (2,693)                12,263

FINANCING ACTIVITIES
Net proceeds from notes payable                                                    11,380                 22,732
Payments on stockholder loans                                                        (214)                    --
Proceeds from exercise of stock options and warrants                                   34                  2,398
S corporation distributions                                                          (128)                    --
                                                                                 --------               --------
Net cash provided by financing activities                                          11,072                 25,130

Effect of exchange rate changes on cash and cash equivalents                           --                     31
                                                                                 --------               --------

Net increase (decrease) in cash and cash equivalents                                 (723)                 4,898
Cash and cash equivalents at beginning of period                                      726                 14,255
                                                                                 --------               --------

Cash and cash equivalents at end of period                                       $      3               $ 19,153
                                                                                 ========               ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Brightpoint International Ltd. and Brightpoint International Ltd.'s majority-owned foreign subsidiaries, which are domiciled outside of the United States and are generally wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statement of income for the three months ended March 31, 1997 is not necessarily indicative of the results that may be expected for the entire year.

     For further information reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc. and Allied Communications of Puerto Rico, Inc. (collectively Allied Communications), which was engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented.

     Pro forma net income per share for all periods presented is computed after taking into consideration the 3,796,875 shares of the Company's common stock that were exchanged for all of the outstanding common stock of Allied Communications. The merger was structured as a tax-free reorganization. In connection with the merger, the Company recorded a non-recurring charge of $2.7 million ($2.1 million net of tax) in the quarter ended June 30, 1996, for transaction costs, including investment banking

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

1.   Basis of Presentation (continued)

     legal, and accounting fees, and for other estimated costs associated with the merger.

     There were no material differences between the accounting policies of the Company and Allied Communications. Certain amounts in Allied Communications' historical combined financial statements were reclassified to conform with the presentation used by the Company.

2.   Recently Issued Accounting Standard

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share (EPS) with basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of the basic EPS computation to the components of the diluted EPS computation. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. Upon adoption, all prior-period EPS data presented will be restated. The Company does not anticipate the adoption of SFAS No. 128 to have a significant effect on EPS.

3.   Pro Forma Income Taxes

     The pro forma income tax amount presented in the 1996 statement of income represents an estimate of the income taxes that the Company and Allied Communications would have incurred had Allied Communications been a tax paying entity in 1996.

4.   Acquisition

     In February 1997, the Company acquired the balance of ownership of its majority-owned subsidiary, Brightpoint China Limited. The 20 percent minority interest was owned by members of management of that subsidiary. The purchase price for the remaining equity interest consisted of 96,775 of unregistered shares of the Company's common stock, valued at $1.3 million, and $750,000 in cash. The acquisition was accounted for using the purchase method. The resulting goodwill of $1.6 million is being amortized over 30 years. The impact of this acquisition was not material in relation to the Company's results of operations for the quarter ended March 31, 1997. Consequently, pro forma information is not presented.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

5.   Credit Arrangements

     On January 28, 1997, the Company amended its $75 million credit agreement (line of credit) with Bank One, Indiana, NA, as agent for a group of banks (the "bank"), to increase available borrowings on the line of credit to $100 million. Borrowings on the amended line of credit bear interest, payable monthly, at the bank's prime rate less 100 basis points to plus 25 basis points or at LIBOR plus 75 to 200 basis points depending upon the ratio of the Company's funded debt to capital. The $100 million line of credit matures in two stages, $25 million on July 31, 1997 and $75 million on May 28, 1999 and does not include provisions for demand repayment. The credit agreement also includes a provision to allow the Company to guarantee bank debt of Brightpoint International Ltd. in an amount not to exceed $25 million. Under the line of credit at March 31, 1997, there was $76.7 million outstanding, $12.2 million in letters of credit and $11.1 million remaining available.

     At March 31, 1997, Brightpoint International Ltd. had a $25 million line of credit agreement with The First National Bank of Chicago to provide working capital for the Company's international operations. Borrowings on the credit agreement were $25 million at March 31, 1997, and bear interest consistent with the Company's line of credit agreement. The credit agreement matures in February 1998.

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

     On April 17, 1997, the Company obtained a commitment for a $200 million five-year global credit facility from Bank One, Indiana, NA and The First National Bank of Chicago, as co-agents for a group of banks. The new facility, upon closing, will replace the existing $125 million of credit facilities.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6.   Net Investment Gain

     During the first quarter of 1997, the Company realized a gain on the sale of an equity investment it had made in Cellstar Corporation. The gain, net of transaction costs, was approximately $8.3 million. In addition, on March 31, 1997, Pocket Communications, Inc. (Pocket) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recorded $6.9 million of unrealized losses on its investments in Pocket and two smaller equity investments, resulting in a net investment gain of $1.4 million. Excluding the impact of this net investment gain and related income taxes, net income per share for the first quarter of 1997 would have been $0.20.

7.   Subsequent Events

     On April 15, 1997, the Company entered into a definitive agreement to acquire the business and certain net assets of Telnic AB, a distributor of wireless communications equipment located in Sweden. The newly-formed Brightpoint Sweden AB will be a wholly-owned subsidiary of Brightpoint International Ltd. The acquisition is expected to close on or about May 20, 1997 and is conditional upon, among other things, the satisfactory completion of due diligence inquiries. The acquisition will be accounted for using the purchase method.

     On April 22, 1997, the Company announced that it had acquired the balance of ownership of two of its majority-owned subsidiaries, Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd. The 20 percent minority interests were owned by members of management of each of the respective subsidiaries. The purchase price of the minority ownership interests consisted of approximately 135,470 of unregistered shares of the Company's common stock, valued at $1.8 million, and approximately $765,000 in cash. The acquisitions were accounted for using the purchase method.

     On April 24, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 100,000,000 and an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance from 2,109,375 to 4,100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars in thousands, except per share data)

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1997

Overview

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. On June 7, 1996, the Company completed a merger with Allied Communications, which was engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented.

Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations

Net Sales

                                 Three Months Ended March 31
                                      1996         1997                Change
--------------------------------------------------------------------------------
Net sales                          $112,960      $199,169                76%
--------------------------------------------------------------------------------

Net sales for the three months ended March 31, 1997 increased significantly over net sales for the same period in 1996 reflecting continued strong worldwide demand for wireless handsets and related accessories. The increase in net sales is primarily attributable to a 36% increase in units sold and a 40% increase in per unit prices. This increase in average selling prices was the result of significant sales growth in markets where sales are concentrated in higher priced digital handsets.

                                                    Three Months Ended March 31
                                                    1996                   1997
--------------------------------------------------------------------------------
Net sales by division:
Asia-Pacific                                          10%                    43%
North America                                         69%                    35%
Europe, Middle East and Africa                         3%                    19%
Latin America                                         18%                     3%
--------------------------------------------------------------------------------

Net sales in markets outside of North America grew 268% from 31% of total net sales for the first three months of 1996 to 65% of total net sales for the same period in 1997. Sales in the Company's Asia-Pacific division continued to accelerate as the Company furthered its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (Dollars in thousands, except per share data)

Results of Operations (continued)

efforts to penetrate this large, attractive market. Sales in the Latin America division decreased as the Company continued to reduce its sales to other distributors. The Latin America market has historically been served by the Company through a network of other distributors.

Net sales for the three months ended March 31, 1997 were comprised of the sales of wireless handsets (91% of net sales), sales of wireless accessories (7%) and fees generated from value-added logistics services (2%).

Gross Profit

                                           Three Months Ended March 31
                                               1996             1997     Change
--------------------------------------------------------------------------------
Gross profit                                 $7,928          $16,002      102%
Gross margin percentage                        7.02%            8.03%
--------------------------------------------------------------------------------

Gross profit for the three months ended March 31, 1997 improved significantly over the same period in 1996 due to increased sales and increased gross margin percentage. The increase in gross margin percentage is primarily due to an increase in the amount of higher margin value-added logistics services provided by the Company, as well as increased sales in certain markets in which the Company generates higher margins. In addition, the Company continued its disciplined effort to reduce lower margin sales to other distributors in the North and Latin America markets.

Selling, General and Administrative Expenses

                                         Three Months Ended March 31
                                               1996         1997          Change
--------------------------------------------------------------------------------
Selling, general and
   administrative expenses                  $3,677        $8,096           120%
As a percent of net sales                     3.26%         4.06%
--------------------------------------------------------------------------------

The increase in selling, general and administrative expenses for the three months ended March 31, 1997 over the same period in 1996 is attributable to the Company's expanded level of operations and reflects increases in depreciation expense relating to investments in management information systems, rent expense for expanded facilities, and compensation expense and travel costs associated with increased international sales and marketing efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (Dollars in thousands, except per share data)

Results of Operations (continued)

Income from Operations

                                        Three Months Ended March 31
                                             1996        1997           Change
--------------------------------------------------------------------------------
Income from operations                      $4,251      $7,906           86%
As a percent of net sales                     3.76%       3.97%
--------------------------------------------------------------------------------

The increase in income from operations for the three months ended March 31, 1997 over the same period in 1996 is primarily attributable to increased gross profit offset partially by an increase in selling, general and administrative expenses.

Net Income and Pro Forma Net Income

                                           Three Months Ended March 31
                                                1996         1997        Change
--------------------------------------------------------------------------------
Net income                                    $ 2,902      $ 5,416           87%
Pro forma net income                          $ 2,477      $ 5,416          119%
Pro forma net income as
   a percent of net sales                        2.19%        2.72%
Pro forma net income per share                $  0.12      $  0.23           92%
Weighted average shares
   outstanding (000s)                          20,595       23,187
--------------------------------------------------------------------------------

The increase in net income and pro forma net income for the three months ended March 31, 1997 over the same period in 1996 is the result of increased income from operations, a $1.4 million net investment gain and a decrease in the effective income tax rate from 39.1% in the first quarter of 1996 to 29.7% in the first quarter of 1997, partially offset by an increase in interest expense relating to bank debt obtained for working capital purposes and by income attributable to minority interests. The decrease in the effective income tax rate is due primarily to increased earnings in tax jurisdictions with lower statutory rates. Pro forma amounts for 1996 reflect a provision for income taxes for Allied Communications which, at the time, was not subject to income taxes.

During the first quarter of 1997, the Company realized a gain on the sale of an equity investment it had made in Cellstar Corporation. The gain, net of transaction costs, was approximately $8.3 million. In addition, on March 31, 1997, Pocket Communications, Inc. (Pocket) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recorded $6.9 million of unrealized losses on its investments in Pocket and two smaller equity investments, resulting in a net investment gain of $1.4 million. Excluding the impact of this net investment gain and related income taxes, net income per share for the first quarter of 1997 would have been $0.20.

The increase in weighted average shares outstanding is due primarily to 850,000 shares issued in connection with the acquisition of Brightpoint International Ltd. and the minority interests in certain of its foreign subsidaries and the dilutive impact of stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (Dollars in thousands, except per share data)

Liquidity and Capital Resources

                                             December 31, 1996    March 31, 1997
--------------------------------------------------------------------------------
Cash, cash equivalents and marketable
  securities                                      $ 32,255              $ 19,153
Working capital                                   $143,481              $171,773
Current ratio                                       2.16:1                3.38:1
--------------------------------------------------------------------------------

The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity securities.

The increase in working capital is primarily attributable to a decrease in accounts payable. This increase was funded by an increase in bank borrowings and the sale of the Company's investment in Cellstar Corporation. The Company also generated working capital through the exercise of stock options.

The increase in cash used by operating activities for the three months ended March 31, 1997 was primarily attributable to a decrease in accounts payable, partially offset by decreases in accounts receivable and inventories. The cash provided by investing activities for the three months ended March 31, 1997 was primarily attributable to the sale of the Company's investment in Cellstar Corporation partially offset by capital expenditures relating to the purchase of information systems equipment and software, the expansion of its warehouse facility in Indianapolis, Indiana, the opening of its west coast distribution center in Sparks, Nevada and the continued expansion of its international operations. The cash used by investing activities for the three months ended March 31, 1996 was primarily attributable to capital expenditures relating to the purchase of information systems equipment and software. The net cash provided by financing activities is primarily due to advances against the Company's line of credit and proceeds from the exercise of stock options.

On January 28, 1997, the Company amended its $75 million credit agreement (line of credit) with Bank One, Indiana, NA, as agent for a group of banks (the "bank"), to increase available borrowings on the line of credit to $100 million. Borrowings on the amended line of credit bear interest, payable monthly, at the bank's prime rate less 100 basis points to plus 25 basis points or at LIBOR plus 75 to 200 basis points depending upon the ratio of the Company's funded debt to capital. The $100 million line of credit matures in two stages, $25 million on July 31, 1997 and $75 million on May 28, 1999 and does not include provisions for demand repayment. The credit agreement also includes a provision to allow the Company to guarantee bank debt of Brightpoint International Ltd. in an amount not to exceed $25 million. Under the line of credit at March 31, 1997, there was $76.7 million outstanding, $12.2 million in letters of credit and $11.1 million remaining available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (Dollars in thousands, except per share data)

Liquidity and Capital Resources (continued)

At March 31, 1997, Brightpoint International Ltd. had a $25 million line of credit agreement with The First National Bank of Chicago to provide working capital for the Company's international operations. Borrowings on the credit agreement were $25 million at March 31, 1997, and bear interest consistent with the Company's line of credit agreement. The credit agreement matures in February 1998.

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

On April 17, 1997, the Company obtained a commitment for a $200 million five-year global credit facility from Bank One, Indiana, NA and The First
National Bank of Chicago, as co-agents for a group of banks. The new facility will replace the existing $125 million of credit facilities.


The Company believes that projected cash flow from operations together with existing capital resources, including cash and borrowings available under its line of credit, will be sufficient to satisfy the Company's current working capital requirements. The Company has no material commitments for capital expenditures as of March 31, 1997.

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

PART II. OTHER INFORMATION


Item 2. Changes in Securities

     During the Company's quarter ended March 31, 1997, the Company issued (i) 96,775 unregistered shares of the Company's common stock, valued at $1.3 million, in connection with its purchase, in February 1997, of the remaining 20% of Brightpoint China Limited and (ii) options under the Company's 1996 Stock Option Plan, exercisable for the purchase of an aggregate of 337,500 shares of the Company's common stock at $22.40 per share and 130,000 shares of the Company's common stock at $19.40 per share, to certain officers, employers and consultants of the Company. All of the foregoing sercurities' issuances were made in reliance on the exemptions from registration provided by Sections 4(2) (issuances not involving a public offering) and/or 2(3) (issuances that do not constitute a sale) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.

     As previously reported in the Company's Current Report on Form 8-K, filed on March 28, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") which is designed to protect the Company from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company's shareholders.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

       (10.1)  Seventh Amendment to the Credit Agreement dated April 24, 1997

       (10.2)  Sparks, Nevada Distribution Center Lease Agreement

       (11)    Statement Re: Computation of Earnings Per Share

       (27)    Financial Data Schedule

       (99)    Cautionary Statements

     (b)  Reports on Form 8-K

          On March 28, 1997, the Company filed a Form 8-K with the Securities and Exchange Commisssion reporting an other event (the adoption of its Shareholder Rights Plan) under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Brightpoint, Inc.
                                           -----------------
                                           (Registrant)



Date     May 13, 1997                      /s/ J. Mark Howell
    ---------------------                  ------------------
                                           J. Mark Howell
                                           President and Chief Operating Officer



Date     May 13, 1997                      /s/ Phillip A. Bounsall
    ---------------------                  -----------------------
                                           Phillip A. Bounsall
                                           Executive Vice President
                                           and Chief Financial Officer

                                  Exhibit Index
                                  -------------






   Exhibit No.           Description
   -----------           -----------


       (10.1)  Seventh Amendment to the Credit Agreement dated April 24, 1997

       (10.2)  Sparks, Nevada Distribution Center Lease Agreement

       (11)    Statement Re: Computation of Earnings Per Share

       (27)    Financial Data Schedule

       (99)    Cautionary Statements