Form 10-K/A
period 1996-12-31
BRIGHTPOINT INC
filed 1997-06-12
CIK 918946

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               _________________

                                  FORM 10-K/A
                         (Amendment No.1 to Form 10-K)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

          OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                    0-23494
                              -------------------
                             (Commission File No.)

                               BRIGHTPOINT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                   35-1778566
          -------------------------                      -------------------
           (State or other juris-                        (I.R.S. Employer
          diction of incorporation)                      Identification No.)


               6402 CORPORATE DRIVE, INDIANAPOLIS, INDIANA 46278
               -------------------------------------------------
          (Address of principal executive offices including zip code)

      Registrant's telephone number, including area code:  (317) 297-6100
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                       PREFERRED SHARE PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 12, 1997 was approximately $250,551,173. As of March 12, 1997 there were 22,028,431 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

     ANNUAL REPORT TO STOCKHOLDERS FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                          (incorporated into Part II)
            PROXY STATEMENT FOR 1996 ANNUAL MEETING OF STOCKHOLDERS
                          (incorporated into Part III)

===============================================================================

                                    PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(a)(3)     Exhibits

Exhibit
Number          Description
-------         -----------

3.1        Certificate of Incorporation of the Company (7)

3.2        Amendment to Certificate of Incorporation of the Company (7)

3.3        Revised By-Laws of the Company (7)

3.4 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995. (2)

4.1        Form of Common Stock Certificate (1)

10.1       1994 Stock Option Plan (1)

10.2       1996 Stock Option Plan (7)

10.3       Non-Employee Directors Stock Option Plan (1)

10.4 Form of Employment Agreement between the Company and Robert J. Laikin, J. Mark Howell and T. Scott Housefield (7)

10.5 Form of Employment Agreement between the Company and its Executive Vice Presidents (7)

10.6 Lease Agreement between the Company and WRC Properties, Inc., as amended and Unconditional Guaranty of Lease by Century Cellular Network, Inc. (1)

10.7       Lease Agreement between the Company and Park 100 Properties, Inc.
           (2)

10.8       Lease Agreement between the Company and Industrial Affiliates, Ltd.
           (2)

10.9       Credit Agreement and First and Second Amendments to Credit
           Agreement among the Company and Bank One, Indianapolis, N.A., The First National Bank of Chicago and Bank One, Indianapolis, N.A. as Agent, dated June 13, 1995, September 15, 1995 and January 19, 1996, respectively (3)

10.10 Third, Fourth, Fifth and Sixth Amendments to Credit Agreement among the Company and Bank One, Indianapolis, N.A., The First National Bank of Chicago and Bank One, Indianapolis, N.A., as Agent, dated June 7, 1996, June 28, 1996, October 11, 1996 and January 29, 1997, respectively (7)

10.11 Lease Agreement between the Company and Airport Key Corporation, dated November 30, 1995 (3)

10.12 Lease Agreement between the Company and Corporate Drive Associates, LLC, dated June 6, 1995 (3)

10.13 Amendment to Lease Agreement between the Company and Corporate Drive Associates, LLC, dated October 3, 1995 (3)

10.14 Agreement and Plan of Merger, as amended on April 29, 1996, by and among the Company, Brightpoint Acquisition, Inc., a wholly-owned subsidiary of the Company, Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc., Robert Picow and Joseph Forer. (4)

10.15 Stock Purchase Agreement, dated as of October 1, 1996, among the Company, Brightpoint International Ltd., Technology Resources International Ltd., Safkong Holdings Limited, Marriott Investment & Trade Inc., John MacLean-Arnott and Dana Marlin. (5)

10.16 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent. (6)

11.1       Statement re: computation of per share earnings (7)

13.1 1996 Annual Report to Stockholders. With the exception of the information incorporated by reference in Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not deemed filed as part of this report. (7)

21.1       Subsidiaries (7)

23.1       Consent of Ernst & Young LLP (8)

23.2       Report of Coopers & Lybrand LLP (7)

23.3       Consent of Coopers & Lybrand LLP (8)

27.1       Financial Data Schedule (7)


____________
(1) Incorporated by reference to Registration Statement (33-75148) effective April 7, 1994.

(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)  Incorporated by reference to Current Report on Form 8-K, dated June 12,
     1996.

(5) Incorporated by reference to Current Report on Form 8-K, dated December 3, 1996.

(6)  Incorporated by reference to Current Report on Form 8-K, dated March 28,
     1997.

(7)  Previously filed with Form 10-K for the year ended December 31, 1996.

(8)  Filed herewith.

(b)  Reports on Form 8-K:

     On December 3, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting an acquisition under Item 2.

     On March 28, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission reporting an other event (the adoption of its Shareholder Rights Plan) under Item 5.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BRIGHTPOINT, INC.


Dated: June 10, 1997                        By:  /s/ Steven E. Fivel
                                               ----------------------------
                                                 Steven E. Fivel
                                                 Executive Vice President,
                                                 General Counsel and
                                                 Secretary

                              INDEX TO EXHIBITS

Exhibit
Number          Description
-------         -----------

3.1        Certificate of Incorporation of the Company (7)

3.2        Amendment to Certificate of Incorporation of the Company (7)

3.3        Revised By-Laws of the Company (7)

3.4 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995. (2)

4.1        Form of Common Stock Certificate (1)

10.1       1994 Stock Option Plan (1)

10.2       1996 Stock Option Plan (7)

10.3       Non-Employee Directors Stock Option Plan (1)

10.4 Form of Employment Agreement between the Company and Robert J. Laikin, J. Mark Howell and T. Scott Housefield (7)

10.5 Form of Employment Agreement between the Company and its Executive Vice Presidents (7)

10.6       Lease Agreement between the Company and WRC Properties, Inc., as amended and Unconditional Guaranty of Lease by Century Cellular Network, Inc. (1)

10.7       Lease Agreement between the Company and Park 100 Properties,
           Inc.  (2)

10.8       Lease Agreement between the Company and Industrial Affiliates,
           Ltd.  (2)

10.9       Credit Agreement and First and Second Amendments to Credit
           Agreement among the Company and Bank One, Indianapolis, N.A., The First National Bank of Chicago and Bank One, Indianapolis, N.A. as Agent, dated June 13, 1995, September 15, 1995 and January 19, 1996, respectively (3)

10.10 Third, Fourth, Fifth and Sixth Amendments to Credit Agreement among the Company and Bank One, Indianapolis, N.A., The First National Bank of Chicago and Bank One, Indianapolis, N.A., as Agent, dated June 7, 1996, June 28, 1996, October 11, 1996 and January 29, 1997, respectively (7)

10.11      Lease Agreement between the Company and Airport Key
           Corporation, dated November 30, 1995 (3)

10.12 Lease Agreement between the Company and Corporate Drive Associates, LLC, dated June 6, 1995 (3)


10.13 Amendment to Lease Agreement between the Company and Corporate Drive Associates, LLC, dated October 3, 1995 (3)

10.14 Agreement and Plan of Merger, as amended on April 29, 1996, by and among the Company, Brightpoint Acquisition, Inc., a wholly-owned subsidiary of the Company, Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc., Robert Picow and Joseph Forer. (4)

10.15 Stock Purchase Agreement, dated as of October 1, 1996, among the Company, Brightpoint International Ltd., Technology Resources International Ltd., Safkong Holdings Limited, Marriott Investment & Trade Inc., John MacLean-Arnott and Dana Marlin. (5)

10.16 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent. (6)

11.1   Statement re: computation of per share earnings (7)

13.1 1996 Annual Report to Stockholders. With the exception of the information incorporated by reference in Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not deemed filed as part of this report. (7)


21.1   Subsidiaries (7)

23.1   Consent of Ernst & Young LLP (8)

23.2   Report of Coopers & Lybrand LLP (7)

23.3   Consent of Coopers & Lybrand LLP (8)

27.1   Financial Data Schedule (7)


____________
(1) Incorporated by reference to Registration Statement (33-75148) effective April 7, 1994.

(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)  Incorporated by reference to Current Report on Form 8-K, dated June 12,
     1996.

(5) Incorporated by reference to Current Report on Form 8-K, dated December 3, 1996.

(6)  Incorporated by reference to Current Report on Form 8-K, dated March 28,
     1997.

(7)  Previously filed with Form 10-K for the year ended December 31, 1996.

(8)  Filed herewith.