Form 10-Q
period 1997-06-30
BRIGHTPOINT INC
filed 1997-08-14
CIK 918946

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997
                                ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from:                         to
                                -----------------------    ---------------------

Commission file number: 0-23494
                        --------------------------------------------------------

                              BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                      35-1778566
--------------------------------------------------------------------------------
 State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization


6402 Corporate Drive, Indianapolis, Indiana              46278
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (317) 297-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at August 12, 1997:
24,529,787 shares

                               BRIGHTPOINT, INC.
                                     INDEX


                                                                Page No.
                                                                --------

PART I.     FINANCIAL INFORMATION

            ITEM 1

            Consolidated Statements of Income
                  Three Months Ended June 30, 1996 and 1997        3
                  Six Months Ended June 30, 1996 and 1997          3


            Consolidated Balance Sheets
                  December 31, 1996 and June 30, 1997              4


            Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1997          5


            Notes to Consolidated Financial Statements             6

            ITEM 2

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   10



PART II.    OTHER INFORMATION

            ITEM 2

            Changes in Securities                                 16

            ITEM 4

            Submission of Matters to a Vote of Security Holders   16

            ITEM 6

            Exhibits and Reports on Form 8-K                      17


Signatures                                                        18

                               BRIGHTPOINT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                         Three Months Ended         Six Months Ended
                                                              June 30                   June 30
                                                          1996        1997           1996      1997
                                                        --------    --------       --------  --------
Net sales                                               $119,896    $220,027       $232,856  $419,196
Cost of sales                                            111,414     202,013        216,446   385,180
                                                        --------    --------       --------  --------
Gross profit                                               8,482      18,014         16,410    34,016
Selling, general and administrative expenses               4,090       9,040          7,767    17,136
                                                        --------    --------       --------  --------
Income from operations                                     4,392       8,974          8,643    16,880
Merger expenses                                            2,750           -          2,750         -
Net investment gain                                            -           -              -     1,432
Interest expense                                             439       1,983            623     3,106
                                                        --------    --------       --------  --------
Income before income taxes and minority interest           1,203       6,991          5,270    15,206
Income taxes                                                 806       2,097          1,971     4,540
                                                        --------    --------       --------  --------
Income before minority interest                              397       4,894          3,299    10,666
Minority interest in subsidiaries' earnings                    -          27              -       383
                                                        --------    --------       --------  --------
Net income                                              $    397    $  4,867       $  3,299  $ 10,283
                                                        ========    ========       ========  ========
Pro forma data:
 Historical income before income taxes                  $  1,203                   $  5,270
 Pro forma income taxes                                      857                      2,447
                                                        --------                   --------
 Pro forma net income                                   $    346    $  4,867       $  2,823  $ 10,283
                                                        ========    ========       ========  ========
 Pro forma net income excluding the after-tax
  effect of one-time merger expenses                    $  2,407    $  4,867       $  4,884  $ 10,283
                                                        ========    ========       ========  ========
Net income per share:
 Historical                                                         $   0.21                 $   0.44
                                                                    ========                 ========
 Pro forma                                              $   0.02    $   0.21       $   0.14  $   0.44
                                                        ========    ========       ========  ========
 Pro forma excluding the after-tax effect of
  one-time merger expenses                              $   0.11    $   0.21       $   0.23  $   0.44
                                                        ========    ========       ========  ========
Weighted average common shares outstanding                20,895      23,339         20,809    23,159
                                                        ========    ========       ========  ========

See accompanying notes.


                               BRIGHTPOINT, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                         December 31, 1996  June 30, 1997
                                                         -----------------  -------------
                                                             (Note 1)        (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 14,255          $ 16,939
 Marketable securities                                         18,000                 -
 Accounts receivable (less allowance for doubtful
  accounts of $1,115 in 1996
  and $2,161 in 1997)                                         113,119           119,343
 Inventories                                                  112,916            98,729
 Other current assets                                           8,422            10,355
                                                             --------          --------
Total current assets                                          266,712           245,366

Property and equipment, net                                     8,207            16,806
Goodwill, net                                                  15,232            19,312
Other assets                                                    8,894             4,673
                                                             --------          --------
Total assets                                                 $299,045          $286,157
                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                       $123,231          $ 77,802
                                                             --------          --------
Total current liabilities                                     123,231            77,802

Notes payable                                                  79,564            97,501
Deferred taxes                                                    330               330

Minority interest                                                 938               289

Stockholders' equity:
 Preferred stock, $.01 par value: 1,000 shares
  authorized; no shares issued or outstanding                       -                 -
 Common stock, $.01 par value: 100,000 shares
  authorized; 21,636 and 22,318 issued and
  outstanding in 1996 and 1997, respectively                      216               223
 Additional paid-in capital                                    73,206            81,840
 Foreign currency translation adjustment                           97               355
 Unrealized gain on marketable securities, net of tax           3,929                 -
 Retained earnings                                             17,534            27,817
                                                             --------          --------
Total stockholders' equity                                     94,982           110,235
                                                             --------          --------
Total liabilities and stockholders' equity                   $299,045          $286,157
                                                             ========          ========

See accompanying notes.

                               BRIGHTPOINT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                           Six Months Ended June 30
                                                              1996          1997
                                                             -------       -------
OPERATING ACTIVITIES
Net income                                                   $ 3,299      $ 10,283
Adjustments to reconcile net income to
 net cash used by operating activities:
  Minority interest                                                -           383
  Depreciation and amortization                                  333         1,416
  Merger expenses                                              2,750             -
  Net investment gain                                              -        (1,432)
  Changes in current assets and liabilities:
   Accounts receivable                                       (16,500)       (4,063)
   Inventories                                                 2,454        15,717
   Other current assets                                          205        (1,021)
   Accounts payable and accrued expenses                     (13,352)      (44,247)
                                                             -------       -------
Net cash used by operating activities                        (20,811)      (22,964)

INVESTING ACTIVITIES
Capital expenditures                                          (3,449)       (9,650)
Sale of marketable securities, net of transaction costs            -        18,528
Acquisition of minority interests in Brightpoint China
 Limited, Brightpoint (UK) Limited and Brightpoint
 Australia Pty Ltd.                                                -        (1,522)
Acquisition of Telnic AB                                           -        (2,512)
Increase in other assets                                      (1,144)       (3,089)
                                                             -------       -------
Net cash provided (used) by investing activities              (4,593)        1,755

FINANCING ACTIVITIES
Net proceeds from notes payable                               32,229        17,938
Proceeds and tax benefit from exercise of stock
 options and warrants                                          1,356         5,549
Payments on stockholder loans                                   (554)            -
Merger expenses                                               (2,088)            -
S corporation distributions                                     (286)            -
                                                             -------       -------
Net cash provided by financing activities                     30,657        23,487

Effect of exchange rate changes on cash and cash
 equivalents                                                       -           406
                                                             -------       -------

Net increase in cash and cash equivalents                      5,253         2,684
Cash and cash equivalents at beginning of period                 726        14,255
                                                             -------       -------
Cash and cash equivalents at end of period                   $ 5,979      $ 16,939
                                                             =======      ========

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

 The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Brightpoint International Ltd. and Brightpoint International Ltd.'s subsidiaries, which are domiciled outside of the United States and are generally wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

 The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statements of income for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

 For further information reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc. and Allied Communications of Puerto Rico, Inc. (collectively Allied Communications), which was engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated financial position and consolidated results of operations of both entities as if the merger had been in effect for all periods presented.

 Pro forma net income per share for all periods presented is computed after taking into consideration the 3,796,875 shares of the Company's common stock that were exchanged for all of the outstanding common stock of Allied Communications. The merger was structured as a tax-free reorganization. In connection with the merger, the Company recorded a non-recurring charge of $2.7 million ($2.1 million net of tax) in the quarter ended June 30, 1996, for transaction costs, including investment banking,

                               BRIGHTPOINT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

1. Basis of Presentation (continued)

 legal, and accounting fees, and for other estimated costs associated with the merger.

 There were no material differences between the accounting policies of the Company and Allied Communications. Certain amounts in Allied Communications' historical combined financial statements were reclassified to conform with the presentation used by the Company.

2. Recently Issued Accounting Standards

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

 In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will affect the disclosure requirements for the 1998 annual financial statements. Currently, the Company is evaluating the effect of these new statements.

3. Pro Forma Income Taxes

 The pro forma income tax amounts presented in the 1996 statements of income represent an estimate of the income taxes that the Company and Allied Communications would have incurred had Allied Communications been a tax paying entity in 1996.

4. Acquisitions

 In February 1997, the Company acquired the balance of ownership of its majority-owned subsidiary, Brightpoint China Limited. The 20 percent minority interest was owned by members of management of that subsidiary. The purchase price for the remaining equity interest consisted of 96,775 unregistered shares of the Company's common stock, valued at $1.3 million, and $750,000 in cash. The acquisition was accounted for using the purchase method. The resulting goodwill of $1.6 million is being amortized over 30 years.

                               BRIGHTPOINT, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4. Acquisitions (continued)

 Effective April 1, 1997, the Company announced that it had acquired the balance of ownership of two of its majority-owned subsidiaries, Brightpoint
 (UK) Limited and Brightpoint Australia Pty Ltd. The 20 percent minority interests were owned by members of management of each of the respective subsidiaries. The purchase price of the minority ownership interests consisted of approximately 135,470 of unregistered shares of the Company's common stock, valued at $1.8 million, and approximately $772,000 in cash. The acquisitions were accounted for using the purchase method. The purchase price of approximately $2.6 million was allocated principally to goodwill which is being amortized over 30 years.

 Effective April 1, 1997, the Company's wholly-owned subsidiary, Brightpoint Sweden AB, acquired the business and certain net assets of Telnic AB, a distributor of wireless communications equipment located in Sweden. The purchase price consisted of approximately $2.5 million in cash with an additional $300,000 payable upon execution of a key contract and up to an additional $3.6 million depending upon the future financial performance of Brightpoint Sweden AB. This acquisition was accounted for using the purchase method and the resulting goodwill was approximately $600,000 which is being amortized over 30 years.

 The impact of these acquisitions was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.

5. Credit Arrangements

 On June 24, 1997, the Company entered into a new $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, N.A., as co-agents for a group of banks (collectively, the "Banks"). The new credit facility has replaced the Company's two previous bank credit facilities of up to $125 million in the aggregate. The new credit facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and 0.50% plus the Federal funds effective rate (the "Base Rate") or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by the The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at rates negotiated with the applicable lenders. Under the new line of credit, at June 30, 1997, there was $97.5 million outstanding, an aggregate of $15.6 million in letters of credit outstanding and $86.9 million of credit remaining available.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5. Credit Arrangements (continued)

 All of the Company's assets located in the United States and 65% of the capital stock of the Company's foreign subsidiaries are pledged to the Banks as collateral, and the Company is substantially prohibited from incurring additional indebtedness. In addition to certain net worth and other financial covenants, the Company's loan agreement with the Banks limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling all or substantially all of its assets.

6. Net Investment Gain

 During the first quarter of 1997, the Company realized a gain on the sale of its investment in CellStar Corporation. The gain, net of transaction costs, including related bonuses to certain key employees, was approximately $8.3 million. In addition, on March 31, 1997, Pocket Communications, Inc. (Pocket) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recorded $6.9 million of losses on its investments in Pocket and two smaller equity investments. Excluding the impact of the resulting net investment gain of $1.4 million and related income taxes, net income per share for the six months ended June 30, 1997 would have been $0.41.

7. Stockholders' Equity

 On April 24, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 100,000,000 and an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance from 2,109,375 to 4,100,000.

8. Subsequent Event

 On August 12, 1997, the Company closed on its public offering of 2,200,000 shares of common stock by the Company and an additional 2,100,000 and 200,000 shares of common stock on behalf of Robert Picow and Joseph Forer, respectively. Messrs. Picow and Forer are the former stockholders of Allied Communications. The Company's proceeds of approximately $61.5 million (net of estimated expenses) were used to reduce the borrowings outstanding on its line of credit. In addition, the Company has granted an option to the underwriters to purchase up to an additional 600,000 shares of common stock, solely to cover over-alloments, if any. However, there is no assurance that the underwriters will exercise this option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Comparison of Three and Six Months Ended June 30, 1996 to Three and Six Months Ended June 30, 1997

OVERVIEW

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. On June 7, 1996, the Company completed a merger with Allied Communications, which was engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated financial position and consolidated results of operations of both entities as if the merger had been in effect for all periods presented.

Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and exhibit 99 attached hereto.

RESULTS OF OPERATIONS

NET SALES


             Three Months Ended June 30       Six Months Ended June 30
           -------------------------------  ----------------------------
             1996       1997      Change      1996      1997     Change
------------------------------------------------------------------------
Net sales   $119,896   $220,027     84%    $232,856  $419,196     80%
------------------------------------------------------------------------

Net sales for the three and six months ended June 30, 1997 increased significantly over net sales for the same periods in 1996 reflecting continued strong worldwide demand for wireless handsets and related accessories. These increases in net sales are primarily attributable to an increase in handset volume and an increase in the average selling price per wireless handset. These increases in average selling price were the result of significant sales growth in markets where sales are concentrated in higher priced digital handsets.


                                 Three Months Ended June 30    Six Months Ended June 30
                                ----------------------------  --------------------------
                                         1996           1997           1996          1997
----------------------------------------------------------------------------------------
Net sales by division:
Asia-Pacific                              15%            44%           13%           44%
North America                             65             27            67            31
Europe, Middle East and Africa             2             22             2            20
Latin America                             18              7            18             5
----------------------------------------------------------------------------------------

Sales in Asia-Pacific and Europe, Middle East and Africa divisions remained strong as the Company continued to penetrate these markets. In its North America division, units handled by the Company (phones sold by the Company or phones, consigned to the Company by its customers, on which the Company has performed its value-added logistics services) during the six months ended June 30, 1997 increased 31% from the comparable period in 1996 due primarily to an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

increase in its value-added logistics services. In the many cases in which the Company performs value-added logistics services on products consigned to it by its customers, only service fees are recorded as sales. Therefore as units handled increased in 1997, sales in North America were lower in the three and six months ended June 30, 1997 as compared to the same periods in 1996. Sales in the Latin America division also decreased due to a planned reduction in sales to other distributors, as the Company continues to implement its strategy of selling directly to network operators.

Sales of wireless handsets, sales of related accessories and fees generated from value-added logistics services were 89%, 7% and 4%, respectively, of net sales for the six months ended June 30, 1997. Sales of wireless handsets and related accessories were 84% and 16%, respectively, of net sales for the six months ended June 30, 1996.

GROSS PROFIT

                           Three Months Ended June 30       Six Months Ended June 30
                         -------------------------------  ----------------------------
                           1996       1997      Change      1996      1997     Change
--------------------------------------------------------------------------------------
Gross profit                $8,482   $18,014        112%   $16,410   $34,016      107%
Gross margin percentage       7.07%     8.19%                 7.05%     8.11%
--------------------------------------------------------------------------------------

Gross profit for the three and six months ended June 30, 1997 improved significantly over the same periods in 1996 due to increased sales and increased gross margin percentage. These increases in gross margin percentage are primarily due to an increase in the amount of higher margin value-added logistics services provided by the Company, as well as increased sales in certain markets, and to certain customers, from which the Company generated higher margins. In addition, the Company continued its disciplined effort to reduce sales to other distributors in the North and Latin America markets as such sales have traditionally been lower margin sales for the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                             Three Months Ended June 30       Six Months Ended June 30
                           -------------------------------  ----------------------------
                             1996       1997      Change      1996      1997     Change
-----------------------------------------------------------------------------------------
Selling, general and
 administrative expenses      $4,090    $9,040        121%    $7,767   $17,136      121%
As a percent of net sales       3.41%     4.11%                 3.34%     4.09%
-----------------------------------------------------------------------------------------

The increase in selling, general and administrative expenses for the three and six months ended June 30, 1997 over the same periods in 1996 is attributable to the Company's expanded level of operations and reflects increases in depreciation expense relating to investments in information systems, rent expense for expanded facilities, and compensation expense and travel costs associated with increased international sales and marketing efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

INCOME FROM OPERATIONS

                             Three Months Ended June 30       Six Months Ended June 30
                           -------------------------------  ----------------------------
                             1996       1997      Change      1996      1997     Change
----------------------------------------------------------------------------------------
Income from operations        $4,392    $8,974     104%      $8,643   $16,880       95%
As a percent of net sales       3.66%     4.08%                3.71%     4.03%
----------------------------------------------------------------------------------------

The increase in income from operations for the three and six months ended June 30, 1997 over the same period in 1996 is primarily attributable to increased gross profit offset partially by an increase in selling, general and administrative expenses.

NET INCOME AND PRO FORMA NET INCOME


                        Three Months Ended June 30       Six Months Ended June 30
                      -------------------------------  ----------------------------
                        1996       1997      Change      1996      1997     Change
-----------------------------------------------------------------------------------
Net income               $  397    $4,867      1,126%   $3,299    $10,283      212%
Pro forma net income     $2,407    $4,867        102%   $4,884    $10,283      111%
Pro forma net
 income as a percent
 of sales                  2.01%     2.21%                2.10%      2.45%
Pro forma net
 income per share         $0.11    $ 0.21         91%   $ 0.23    $  0.44       91%
-----------------------------------------------------------------------------------

The increase in net income and pro forma net income for the three and six months ended June 30, 1997 over the same periods in 1996 is the result of increased income from operations, a $1.4 million net investment gain (as described below) and a decrease in the effective income tax rate from 39% in the six months ended June 30, 1996 to 30% in the first six months of 1997, partially offset by an increase in interest expense relating to bank debt obtained for working capital purposes and by income attributable to minority interests. The decrease in the effective income tax rate is due primarily to increased earnings in tax jurisdictions with lower statutory rates. Pro forma amounts for 1996 reflect a provision for income taxes for Allied Communications which, at the time, was not subject to income taxes.

Generally accepted accounting principles require that certain charges related to pooling-of-interests transactions be expensed in the period in which the transaction is consummated. Such charges related to the Allied Merger, in the amount of $2.1 million net of applicable taxes, were recognized as expense in the quarter ended June 30, 1996. Pro forma amounts exclude the effect of this one-time charge.

For the six months ended June 30, 1997, weighted average common shares outstanding were approximately 23.2 million as compared to approximately 20.8 million shares for the six months ended June 30, 1996. This increase is due primarily to shares issued in connection with the Company's acquisition of Brightpoint International Ltd. and of the minority interests in Brightpoint China Limited, Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd. and the impact of the exercise of stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME AND PRO FORMA NET INCOME (CONTINUED)

During the first quarter of 1997, the Company realized a gain on the sale of its equity investment in CellStar Corporation. The gain, net of transaction costs, including related bonuses to certain key employees, was approximately $8.3 million. In addition, on March 31, 1997, Pocket Communications, Inc. (Pocket) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recorded $6.9 million of losses on its investments in Pocket and two smaller equity investments. Excluding the impact of the resulting net investment gain of $1.4 million and related income taxes, net income per share for the six months ended June 30, 1997 would have been $0.41.

LIQUIDITY AND CAPITAL RESOURCES

                                       December 31, 1996  June 30, 1997
-------------------------------------------------------------------------
Cash, cash equivalents and marketable
 securities                                    $ 32,255       $ 16,939
Working capital                                $143,481       $167,564
Current ratio                                    2.16:1         3.15:1
-------------------------------------------------------------------------

The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories and to fund capital expenditures. The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity securities.

The increase in working capital is primarily attributable to a decrease in accounts payable. This increase was funded by an increase in bank borrowings and the sale of the Company's investment in CellStar Corporation. The Company also generated working capital through the exercise of stock options.

Net cash used by operating activities was approximately $23.0 million for the six months ended June 30, 1997, as compared to approximately $20.8 million for the six months ended June 30, 1996. The increase in cash used by operating activities for the six months ended June 30, 1997 was primarily attributable to a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventories. Net cash provided by investing activities was approximately $1.8 million for the six months ended June 30, 1997, as compared to net cash used by investing activities of approximately $4.6 million for the six months ended June 30, 1996. The cash provided by investing activities for the six months ended June 30, 1997 was primarily attributable to the sale of the Company's investment in CellStar Corporation, partially offset by capital expenditures relating to the purchase of information systems equipment and software, the expansion of the Company's operations center in Indianapolis, Indiana, the opening of its west coast operations center in Sparks, Nevada, the purchase of minority interests in Brightpoint China

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Limited, Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd. and the continued expansion of its international operations. The cash used by investing activities for the six months ended June 30, 1996 was primarily attributable to capital expenditures relating to the purchase of information systems equipment and software. Net cash provided by financing activities was approximately $23.5 million for the six months ended June 30, 1997, as compared to approximately $30.7 million for the six months ended June 30, 1996. The net cash provided by financing activities is primarily due to advances against the Company's line of credit and proceeds from the exercise of stock options. At June 30, 1997, the Company had cash and cash equivalents of approximately $16.9 million.

On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, N.A., as co-agents for a group of banks (collectively, the "Banks"). The new facility replaced the Company's two prior credit facilities of up to $125 million in the aggregate. The new line of credit matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and 0.50% plus the Federal funds effective rate (the "Base Rate") or
(ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on a leverage ratio defined in the credit agreement) plus a spread reserve, if any and provides it with the ability to borrow in multiple currencies and thus to use the facility for its global working capital needs. Borrowings by the Company's non-United States subsidiaries will bear interest at rates negotiated with the applicable lenders. Under its line of credit, at June 30, 1997, there was $97.5 million outstanding, an aggregate of $15.6 million in letters of credit outstanding and $86.9 million of credit remaining available.

All of the Company's assets located in the United States and 65% of the capital stock of the Company's foreign subsidiaries are pledged to the Banks as collateral, and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could, under certain circumstances, limit the Company's ability to implement its expansion plans. In addition to certain net worth and other financial covenants, the Company's loan agreement with the Banks limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling substantially all of its assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On August 12, 1997, the Company closed on its public offering of 2,200,000 shares of Common Stock by the Company and an additional 2,100,000 and 200,000 shares of Common Stock on behalf of Robert Picow and Joseph Forer, respectively. Messrs. Picow and Forer are the former stockholders of Allied Communications. The Company's proceeds of approximately $61.5 million (net of estimated expenses) were used to reduce the borrowings outstanding on its line of credit. In addition, the Company has granted an option to the underwriters to purchase up to an additional 600,000 shares of common stock, solely to cover over-allotments, if any. However, there is no guarantee that the underwriters will exercise this option.

The Company believes that the net proceeds received by it from the offering, together with projected cash flow from operations and existing capital resources, including cash and borrowings available under its line of credit, will be sufficient to satisfy the Company's anticipated working capital requirements and expansion plans for at least 12 months following the consummation of the offering. The Company has no material commitments for capital expenditures as of June 30, 1997.

Inflation has historically not had a material effect on the Company's operations. The Company frequently transacts business in currencies other than its functional currency and, therefore, experiences some risk to exchange rate fluctuations. Historically, the Company has not experienced significant exchange rate gains or losses. Increasing trade activity in foreign markets could subject the Company to greater inflationary pressures and more significant exchange rate gains or losses from these arrangements.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities

During the Company's quarter ended June 30, 1997, the Company issued (i) 135,470 unregistered shares of the Company's common stock, valued at $1.8 million, in connection with its purchase, effective April 1, 1997, of the remaining 20% of Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd and (ii) options under the Company's Stock Option Plans, exercisable for the purchase of an aggregate of 264,000 shares of the Company's common stock, to certain officers, employees and consultants of the Company. The foregoing securities' issuances were made in reliance on the exemptions from registration provided by Sections 4(2) (issuances not involving a public offering) and/or 2(3) (issuances that do not constitute a sale) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on April 24, 1997 to:

(i) elect three (3) Class III directors to hold office until the Annual Meeting of Stockholders to be held in 2000 and until their respective successors have been duly elected and qualified. The terms of office of Class I directors Messrs. J. Mark Howell, Joseph Forer and Stephen H. Simon continue until 1998. The terms of office of Class II directors Messrs. Robert J. Laikin, Robert Picow, Robert F. Wagner and Rollin M. Dick continue until 1999. The results of the vote to elect the three (3) Class III directors were as follows:

      John W. Adams received 17,972,574 votes for and 2,016,442 votes withheld
      T. Scott Housefield received 17,971,762 votes for and 2,017,254 votes withheld and Steven B. Sands received 17,972,808 votes for and 2,016,208 votes withheld.

(ii) consider and vote on a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 100,000,000. The proposal received 13,646,310 votes for, 6,306,162 against votes and 36,544 abstentions.

(iii) consider and vote on a proposal to approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 2,109,375 to 4,100,000. The proposal received 10,277,656 votes for, 6,579,518 votes against, 40,161 abstentions and 3,091,681 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         (11) Statement Re: Computation of Earnings Per Share

         (27) Financial Data Schedule

         (99) Cautionary Statements


     (b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Brightpoint, Inc.
                                (Registrant)



Date August 14, 1997            /s/ J. Mark Howell
     ---------------            -------------------------------

                                J. Mark Howell
                                President and Chief Operating Officer


Date August 14, 1997            /s/ Phillip A. Bounsall
     ---------------            -------------------------------

                                Phillip A. Bounsall
                                Executive Vice President
                                and Chief Financial Officer

                                 EXHIBIT INDEX






Exhibit No.              Description
-----------              -----------

  (11)          Statement Re: Computation of Earnings Per Share

  (27)          Financial Data Schedule

  (99)          Cautionary Statements