Form 10-Q
period 1997-09-30
BRIGHTPOINT INC
filed 1997-11-13
CIK 918946

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997
                                --------------------------

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from:                   to
                               ------------------    -----------------

Commission file number:  0-23494
                       -----------------------------------------------

                              BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                      35-1778566
------------------------------             -------------------------------------
State or other jurisdiction of             (I.R.S.  Employer Identification No.)
incorporation or organization


     6402 Corporate Drive, Indianapolis, Indiana                 46278
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                (317) 297-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at November 6, 1997: 25,100,631 shares; giving effect to the two-for-one common stock split to be effected in the form of a 100% stock divided payable on November 21, 1997 to holders of record on November 6, 1997, the number of shares of common stock outstanding at November 6, 1997 would have been 50,201,262 shares.

                              BRIGHTPOINT, INC.
                                    INDEX

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

          ITEM 1
          ------

          Consolidated Statements of Income
               Three and Nine Months Ended September 30, 1996 and 1997........3


          Consolidated Balance Sheets
               December 31, 1996 and September 30, 1997.......................4


          Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1997..................5


          Notes to Consolidated Financial Statements..........................6

          ITEM 2
          ------

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................11


PART II.  OTHER INFORMATION

          ITEM 2
          ------

          Changes in Securities...............................................18

          ITEM 6
          ------

          Exhibits and Reports on Form 8-K....................................18


Signatures....................................................................19

                              BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                      Three Months Ended            Nine Months Ended
                                                         September 30                  September 30
                                                    1996             1997             1996       1997
                                                 ----------       ----------      ----------   ----------
Net sales                                        $  145,290       $  243,210      $  378,146   $  662,406
Cost of sales                                       133,036          222,576         349,482      607,756
                                                   --------         --------        --------     --------

Gross profit                                         12,254           20,634          28,664       54,650

Selling, general and administrative expenses          5,105           10,836          12,872       27,972
                                                   --------         --------        --------     --------
Income from operations                                7,149            9,798          15,792       26,678

Merger expenses                                           -                -           2,750            -
Net investment gain                                       -                -               -        1,432
Interest expense                                        549            1,283           1,172        4,389
                                                   --------         --------        --------     --------

Income before income taxes and minority interest      6,600            8,515          11,870       23,721
Income taxes                                          2,349            2,557           4,320        7,097
                                                   --------         --------        --------     --------

Income before minority interest                       4,251            5,958           7,550       16,624
Minority interest in subsidiaries' earnings           1,042               30           1,042          413
                                                   --------         --------        --------     --------

Net income                                        $   3,209       $    5,928        $  6,508     $ 16,211
                                                   ========         ========        ========     ========
Pro forma data:
  Historical income before income taxes                                             $ 11,870
  Pro forma income taxes                                                               4,796
  Minority interest in subsidiaries' earnings                                          1,042
                                                                                    --------

  Pro forma net income                                                              $  6,032
                                                                                    ========
  Pro forma net income excluding the after-tax
   effect of one-time merger expenses             $  3,209         $  5,928         $  8,093     $ 16,211
                                                  ========         ========         ========     ========
Net income per share (Note 7):
  Historical                                      $   0.08         $   0.12                      $   0.34
                                                  ========         ========                      ========
  Pro forma                                                                         $   0.14
                                                                                    ========
  Pro forma excluding the after-tax effect of
   one-time merger expenses                       $   0.08         $   0.12         $   0.19     $   0.34
                                                  ========         ========         ========     ========
Weighted average common shares outstanding          42,078           50,099           41,884       47,822
                                                  ========         ========         ========     ========

See accompanying notes.

                              BRIGHTPOINT, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
                                   (NOTE 1)

                                                      December 31, 1996       September 30, 1997
                                                      -----------------       ------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                     $   14,255             $   20,220
 Marketable securities                                             18,000                      -
 Accounts receivable (less allowance for doubtful
  accounts of $1,115 in 1996
  and $1,882 in 1997)                                             113,119                131,114
 Inventories                                                      112,916                 93,593
 Contract financing receivables                                         -                 30,306
 Other current assets                                               8,422                 18,840
                                                      -------------------     ------------------
Total current assets                                              266,712                294,073

Property and equipment, net                                         8,207                 20,068
Goodwill, net                                                      15,232                 24,247
Other assets                                                        8,894                  5,143
                                                      -------------------     ------------------
Total assets                                                   $  299,045             $  343,531
                                                      ===================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $  123,231             $   83,749
                                                      -------------------     ------------------
Total current liabilities                                         123,231                 83,749

Notes payable                                                      79,564                 65,132
Deferred taxes                                                        330                    330

Minority interest                                                     938                    316

Stockholders' equity:
  Preferred stock, $.01 par value: 1,000 shares
   authorized; no shares issued or outstanding                          -                      -
  Common stock, $.01 par value: 100,000 shares
   authorized; 43,272 and 50,270 issued and
   outstanding in 1996 and 1997, respectively                         433                    503
  Additional paid-in capital                                       72,989                159,631
  Foreign currency translation adjustment                              97                    125
  Unrealized gain on marketable securities, net of tax              3,929                      -
  Retained earnings                                                17,534                 33,745
                                                      -------------------     ------------------
  Total stockholders' equity                                       94,982                194,004
                                                      -------------------     ------------------
Total liabilities and stockholders' equity                     $  299,045             $  343,531
                                                      ===================     ==================

See accompanying notes.

                               BRIGHTPOINT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)


                                                          Nine Months Ended September 30
                                                              1996             1997
                                                        ---------------   ----------------
OPERATING ACTIVITIES
Net income                                                 $    6,508      $    16,211
Adjustments to reconcile net income to
   net cash used by operating activities:
     Minority interest                                          1,042              413
     Depreciation and amortization                                573            2,583
     Merger expenses                                            2,750
     Net investment gain                                            -           (1,432)
     Changes in current assets and liabilities:
        Accounts receivable                                   (23,062)         (16,162)
        Inventories                                               203           20,350
        Contract financing receivables                              -          (30,306)
        Other current assets                                      (59)          (9,502)
        Accounts payable and accrued expenses                   2,531          (39,261)
                                                           ----------      -----------
Net cash used by operating activities                          (9,514)         (57,106)

INVESTING ACTIVITIES
Capital expenditures                                           (7,441)         (13,479)
Sale of marketable securities, net of transaction costs             -           18,528
Acquisition of businesses and minority interests                    -           (6,257)
Increase in other assets                                       (3,186)          (3,249)
                                                           ----------       ----------
Net cash used by investing activities                         (10,627)          (4,457)

FINANCING ACTIVITIES
Net proceeds (payments) on notes payable                       21,545          (14,265)
Net proceeds from stock offering                                    -           75,600
Proceeds and tax benefit from exercise of stock
   options and warrants                                         5,473            5,661
Payments on stockholder loans                                    (554)               -
Merger expenses                                                (2,168)               -
S corporation distributions                                      (289)               -
                                                           ----------       ----------
Net cash provided by financing activities                      24,007           66,996

Effect of exchange rate changes on cash and cash
   equivalents                                                      -              532
                                                           ----------       ----------
Net increase in cash and cash equivalents                       3,866            5,965
Cash and cash equivalents at beginning of period                  726           14,255
                                                           ----------       ----------
Cash and cash equivalents at end of period                 $    4,592       $   20,220
                                                           ==========       ==========

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

     The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statements of income and consolidated statements of cash flows for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

     For further information reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc. and Allied Communications of Puerto Rico, Inc. (collectively Allied Communications). Allied Communications was engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and accordingly, the Company's financial statements have been restated to reflect the consolidated financial position and consolidated results of operations of both entities as if the merger had been in effect for all periods presented.

     Pro forma net income per share for all periods presented is computed after taking into consideration the 7,593,750 shares of the Company's common stock that were exchanged for all of the outstanding common stock of Allied Communications. The merger was structured as a tax-free reorganization. In connection with the merger, the

                              BRIGHTPOINT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

1.   Basis of Presentation (continued)

     Company recorded a non-recurring charge of $2.7 million ($2.1 million net of tax) in the quarter ended June 30, 1996, for transaction costs, including investment banking, legal, and accounting fees, and for other estimated costs associated with the merger.

     There were no material differences between the accounting policies of the Company and Allied Communications. Certain amounts in Allied Communications' historical combined financial statements were reclassified to conform with the presentation used by the Company.

     The Company offers financing of inventory and receivables to certain customers under contractual arrangements. These financing services are complementary to the inventory management and other value-added logistics services provided by the Company. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract Financing Receivables."

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will affect the disclosure requirements for annual financial statements beginning in 1998. Currently, the Company is evaluating the effect of these new statements.

3.   Pro Forma Income Taxes

     The pro forma income tax amount presented in the statement of income for the nine months ended September 30, 1996 represents an estimate of the income taxes that the Company and Allied Communications would have incurred had Allied Communications been a tax paying entity in 1996.

                              BRIGHTPOINT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

4.   Acquisitions

     In February 1997, the Company acquired the balance of ownership of its majority-owned subsidiary, Brightpoint China Limited. The 20 percent minority interest was owned by members of management of that subsidiary. The purchase price of the minority ownership interest consisted of 193,550 unregistered shares of the Company's common stock, valued at $1.3 million, and $750,000 in cash. The acquisition was accounted for using the purchase method. The resulting goodwill of $1.6 million is being amortized over 30 years.

     Effective April 1, 1997, the Company acquired the balance of ownership of two of its majority-owned subsidiaries, Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd. The 20 percent minority interests were owned by members of management of each of the respective subsidiaries. The purchase price of the minority ownership interests consisted of 270,940 of unregistered shares of the Company's common stock, valued at $1.8 million, and $772,000 in cash. The acquisitions were accounted for using the purchase method. The purchase price of $2.6 million was allocated principally to goodwill which is being amortized over 30 years.

     Effective April 1, 1997, the Company's wholly-owned subsidiary, Brightpoint Sweden AB, acquired the business and certain net assets of Telnic AB, a distributor of wireless communications equipment located in Sweden. The purchase price, including costs of acquisition, consisted of approximately $2.5 million in cash with an additional $300,000 in cash payable upon execution of a key contract and up to an additional $3.6 million in cash payable depending upon the future financial performance of Brightpoint Sweden AB. This acquisition was accounted for using the purchase method and the resulting goodwill of approximately $600,000 is being amortized over 30 years.

     Effective August 1, 1997, the Company's wholly-owned subsidiary, Brightpoint China Limited, acquired the business and certain net assets of Legend International (Asia) Limited, a distributor of wireless communications equipment located in Hong Kong. The purchase price, including costs of acquisition, consisted of 161,344 unregistered shares of the Company's common stock, valued at $2.4 million, and approximately $3.6 million in cash, and certain assumed liabilities with up to an additional $5.2 million in cash payable depending upon the future financial performance of Brightpoint China Limited. This acquisition was accounted for using the purchase method and the resulting goodwill of approximately $5.5 million is being amortized over 30 years.

     The impact of these acquisitions was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.

                              BRIGHTPOINT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

5.   Credit Arrangements

     On June 24, 1997, the Company entered into a new $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, N.A., as co-agents for a group of banks (collectively, the "Banks"). The new credit facility replaced the Company's two previous bank credit facilities which provided for $125 million in the aggregate. The new credit facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and 0.50% plus the Federal funds effective rate (the "Base Rate") or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary resides. At
     September 30, 1997, there was $65.1 million outstanding at interest rates ranging from 5.23% to 8.41% (a weighted average rate of 6.82%) and an aggregate of $12.0 million in letters of credit under this line of credit, with $122.9 million of credit available.

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

6.   Net Investment Gain

     During the first quarter of 1997, the Company realized a gain on the sale of its investment in CellStar Corporation. The gain, net of transaction costs, including related bonuses to certain key employees, was approximately $8.3 million. In addition, on March 31, 1997, Pocket Communications, Inc. (Pocket) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recorded $6.9 million of losses on its investments in Pocket and two smaller equity investments. Excluding the impact of the resulting net investment gain of $1.4 million and related income taxes, net income per share for the nine months ended September 30, 1997 would have been $0.32.

                              BRIGHTPOINT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

7.   Stockholders' Equity

     On April 24, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 100,000,000 and an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance from 4,218,750 to 8,200,000.

     In August 1997, the Company consummated a public offering of 5,400,000 shares of common stock by the Company and an additional 4,600,000 shares of common stock on behalf of two former stockholders (Selling Stockholders). Upon consummation of the offering, the Selling Stockholders, who were former stockholders of Allied Communications, resigned as members of the Company's Board of Directors pursuant to an agreement with the Company.
     The Company's proceeds of approximately $76 million (net of estimated expenses) were used to reduce the borrowings outstanding on its bank line of credit.

     On October 22, 1997, the Company declared a two-for-one common stock split to be effected in the form of a 100% stock dividend payable November 21, 1997 to holders of record on November 6, 1997. Accordingly, all references in the financial statements related to per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect the stock split.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Comparison of Three and Nine Months Ended September 30, 1996 to Three and Nine Months Ended September 30, 1997

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

RESULTS OF OPERATIONS

NET SALES

              Three Months Ended September 30             Nine Months Ended September 30
           -------------------------------------      --------------------------------------
                1996         1997         Change           1996          1997       Change
--------------------------------------------------------------------------------------------
Net sales     $145,290     $243,210        67%           $378,146       $662,406    75%
--------------------------------------------------------------------------------------------

Net sales for the three and nine months ended September 30, 1997 increased significantly over net sales for the same periods in 1996 reflecting continued strong worldwide demand for wireless handsets and related accessories. The increases in net sales were primarily attributable to an increase in handset volume and an increase in the average selling price per wireless handset. The increases in average selling price were the result of increases in the percentage of sales of higher priced digital handsets.


                         Three Months Ended September 30     Nine Months Ended September 30
                        ----------------------------------  --------------------------------
                              1996              1997             1996             1997
--------------------------------------------------------------------------------------------
Net sales by division:
Asia-Pacific                    16%              42%               14%              43%
North America                   43               24                58               28
Europe, Middle East
and Africa                      20               24                 9               22
Latin America                   21               10                19                7
--------------------------------------------------------------------------------------------

Sales in the Asia-Pacific and Europe, Middle East and Africa divisions remained strong as the Company continued to penetrate these markets. In its North America division, units handled by the Company (phones sold by the Company or phones on which the Company

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


RESULTS OF OPERATIONS (CONTINUED)

has performed its value-added logistics services) during the nine months ended September 30, 1997 increased 39% from the comparable period in 1996 due primarily to an increase in its value-added logistics services. In cases in which the Company performs value-added logistics services on products consigned to it by its customers, only service fees are recorded as sales. These service fees are earned by the Company through its provision of a variety of services including inventory procurement and management, financing, fulfillment, programming, light assembly, kitting and packaging, and various other services. As a result of the increase in units handled by the Company for which only service fees are recorded as revenue, sales in North America were slightly lower in the third quarter of 1997 than the third quarter of 1996. Sales in the Latin America division also decreased when compared to the third quarter of 1996 due to a planned reduction in sales to other distributors; however, sales increased significantly from the second quarter of 1997 as the Company continued to implement its strategy of selling directly to network operators.


                             Three Months Ended September 30     Nine Months Ended September 30
                            ----------------------------------  --------------------------------
                                  1996              1997             1996             1997
------------------------------------------------------------------------------------------------
Net sales by product line:
Wireless handsets                 91%               86%               88%              88%
Related accessories                8                 7                11                7
Value-added logistics
services                           1                 7                 1                5
------------------------------------------------------------------------------------------------

On a consolidated basis, value-added logistics services (on which the Company has higher margins than on its product sales) continued to comprise an increasingly larger portion of the Company's net sales. Value-added logistics services grew to 7% of total net sales in the quarter ended September 30,1997.






GROSS PROFIT


                            Three Months Ended September 30       Nine Months Ended September 30
                         -------------------------------------  ----------------------------------
                            1996         1997        Change        1996        1997       Change
--------------------------------------------------------------------------------------------------
Gross profit                 $12,254      $20,634     68%          $28,664     $54,650     91%
Gross margin percentage         8.43%        8.48%                    7.58%       8.25%
--------------------------------------------------------------------------------------------------

Gross profit for the three and nine months ended September 30, 1997 improved over the same periods in 1996 due to increased sales and increased gross margin percentage. The increases in gross margin percentage were primarily due to an increase in the amount of higher margin value-added logistics services provided by the Company, as well as increased sales in certain markets, and to certain customers, which generated higher margins. In addition, the Company continued its disciplined effort to reduce sales to other distributors in the North and Latin America markets as such sales have traditionally generated lower margins.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                              Three Months Ended September 30       Nine Months Ended September 30
                           -------------------------------------  ----------------------------------
                               1996         1997        Change        1996        1997       Change
----------------------------------------------------------------------------------------------------
Selling, general and
 administrative expenses       $5,105       $10,836      112%         $12,872     $27,972     117%
As a percent of net sales        3.51%         4.46%                     3.40%       4.22%
----------------------------------------------------------------------------------------------------

The increases in selling, general and administrative expenses for the three and nine months ended September 30, 1997 over the same periods in 1996 are primarily attributable to the Company's expanded level of operations and reflects increases in depreciation expense relating to investments in information systems, rent expense for expanded facilities and compensation expense and travels costs associated with increased international sales and marketing efforts. These resources are necessary to support the increasing demands placed on the Company for its value-added logistics services and to support the Company's significant growth.

INCOME FROM OPERATIONS

                              Three Months Ended September 30       Nine Months Ended September 30
                           -------------------------------------  ----------------------------------
                                1996         1997        Change        1996        1997       Change
----------------------------------------------------------------------------------------------------
Income from operations          $7,149       $9,798       37%          $15,792     $26,678      69%
As a percent of net sales         4.92%        4.03%                      4.18%       4.03%
----------------------------------------------------------------------------------------------------

The increases in income from operations for the three and nine months ended September 30, 1997 over the same periods in 1996 are primarily attributable to the increase in net sales. The decreases in operating income margin for the three and nine months ended September 30, 1997 over the same periods in 1996 are primarily attributable to increases in selling, general and administrative expenses as a percent of net sales which was greater than the increase in the gross profit margin as a percent of sales.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME AND PRO FORMA NET INCOME

                            Three Months Ended September 30      Nine Months Ended September 30
                           --------------------------------      ------------------------------
                              1996      1997       Change          1996        1997      Change
-----------------------------------------------------------------------------------------------
Net income                   $3,209    $5,928        85%           $6,508     $16,211      149%
Pro forma net income         $3,209    $5,928        85%           $8,093     $16,211      100%
Pro forma net income as a
  percent of sales             2.21%     2.44%                       2.14%       2.45%
Pro forma net income per
  share                      $ 0.08    $ 0.12        50%           $ 0.19      $ 0.34       79%
-----------------------------------------------------------------------------------------------

The increases in net income and pro forma net income for the three and nine months ended September 30, 1997 when compared to the same periods in 1996 are the result of increased income from operations and a decrease in the effective income tax rate from 36% in the nine months ended September 30, 1996 to 30% in the first nine months of 1997, partially offset by an increase in interest expense relating to bank debt obtained for working capital purposes. The decrease in the effective income tax rate is due primarily to increased earnings in tax jurisdictions with lower statutory rates. In addition, minority interest in subsidiaries' earnings decreased due to the Company's purchase of all significant minority interests in the fourth quarter of 1996 and the first and second quarters of 1997. Pro forma amounts for 1996 reflect a provision for income taxes for Allied Communications which, at the time, was not subject to income taxes.

Generally accepted accounting principles require that certain charges relating to pooling-of-interests transactions be expensed in the period in which the transaction is consummated. Such charges related to the Allied Merger, in the amount of $2.1 million net of applicable taxes, were recognized as expense in the quarter ended June 30, 1996. Pro forma amounts exclude the effect of this one-time charge.

For the nine months ended September 30, 1997, weighted average common shares outstanding were approximately 47,822,000 as compared to approximately 41,884,000 shares for the nine months ended September 30, 1996. This increase is due primarily to shares issued in connection with the Company's public offering of 5,400,000 shares in August 1997, the acquisitions of Brightpoint International Ltd. and the minority interests in Brightpoint China Limited, Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd. and the impact of stock options and warrants.

During the first quarter of 1997, the Company realized a gain on the sale of its equity investment in CellStar Corporation. The gain, net of transaction costs, including related bonuses to certain key employees, was approximately $8.3 million. In addition, on March 31, 1997, Pocket Communications, Inc. (Pocket) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recorded $6.9 million of losses on its investments in Pocket and two smaller equity investments. Excluding the impact of the resulting net investment gain of $1.4 million and related income taxes, net income per share for the nine months ended September 30, 1997 would have been $0.32.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


LIQUIDITY AND CAPITAL RESOURCES


                                                  December 31, 1996    September 30, 1997
-----------------------------------------------------------------------------------------
Cash, cash equivalents and marketable
 securities                                           $ 32,255               $ 20,220
Working capital                                       $143,481               $210,324
Current ratio                                           2.16:1                 3.51:1
-----------------------------------------------------------------------------------------

The Company's primary cash requirements have been to fund increased levels of accounts receivable, contract financing receivables and inventories and to fund capital expenditures. The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings, proceeds and tax benefits received from stock option exercises and the issuance of equity securities.

The increase in working capital is primarily attributable to an increase in accounts receivable, contract financing receivables and a decrease in accounts payable partially offset by a decrease in inventory. This increase in working capital was funded by the public offering of the Company's common stock in August 1997 and the sale of the Company's investment in CellStar Corporation.

The Company offers financing of inventory and receivables to certain customers under contractual arrangements. These financing services are complementary to the inventory management and other value-added logistics services provided by the Company. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract Financing Receivables."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used by operating activities was approximately $57.1 million for the nine months ended September 30, 1997, as compared to approximately $9.5 million for the nine months ended September 30, 1996. The increase in cash used by operating activities for the nine months ended September 30, 1997 was primarily attributable to the increase in working capital. Net cash used by investing activities was approximately $4.5 million for the nine months ended September 30, 1997, as compared to net cash used by investing activities of approximately $10.6 million for the nine months ended September 30, 1996. The cash used by investing activities for the nine months ended September 30, 1997 was primarily attributable to the capital expenditures for the purchase of information systems equipment and software, the expansion of the Company's operations center in Indianapolis, Indiana, the opening of a west coast operations center in Sparks, Nevada, the purchase of minority interests in Brightpoint China Limited, Brightpoint (UK) Limited and Brightpoint Australia Pty Ltd. and the continued expansion of international operations, partially offset by the sale of the Company's investment in CellStar Corporation. The cash used by investing activities for the nine months ended September 30, 1996 was primarily attributable to capital expenditures for the purchase of information systems equipment and software. Net cash provided by financing activities was approximately $67.0 million for the nine months ended September 30, 1997, as compared to approximately $24.0 million for the nine months ended September 30, 1996. The net cash provided by financing activities was primarily due to the proceeds from the Company's public offering of its common stock and proceeds from the exercise of stock options, offset partially by repayments on the Company's line of credit. At September 30, 1997, the Company had cash and cash equivalents of approximately $20.2 million.

On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, N.A., as co-agents for a group of banks (collectively, the "Banks"). The new facility replaced the Company's two prior credit facilities which provided for $125 million in the aggregate. The new line of credit matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and 0.50% plus the Federal funds effective rate (the "Base Rate") or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on a leverage ratio defined in the credit agreement) plus a spread reserve, if any, and provides it with the ability to borrow in multiple currencies and thus to use the facility for its global working capital needs. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary resides. At September 30, 1997, there was $65.1 million outstanding at interest rates ranging from 5.23% to 8.41% (a weighted average rate of 6.82%) and an aggregate of $12.0 million in letters of credit under this line of credit, with $122.9 million of credit available.

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

In August 1997, the Company consummated a public offering of 5,400,000 shares of common stock by the Company and an additional 4,600,000 shares of common stock on behalf of two former stockholders (Selling Stockholders). Upon consummation of the offering, the Selling Stockholders, who were former stockholders of Allied Communications, resigned as members of the Company's Board of Directors pursuant to an agreement with the Company. The Company's proceeds of approximately $76 million (net of estimated expenses) were used to reduce the borrowings outstanding on its bank line of credit.

The Company believes that the net proceeds received by it from the offering, together with projected cash flow from operations and existing capital resources, including cash and borrowings available under its line of credit, will be sufficient to satisfy the Company's anticipated working capital requirements and expansion plans for at least 12 months. The Company has no material commitments for capital expenditures as of September 30, 1997.

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

PART II.  OTHER INFORMATION

Item 2.     Changes in Securities

During the quarter ended September 30, 1997, the Company issued (i) 161,344 shares of the Company's common stock in connection with the purchase of certain assets of Legend International (Asia) Limited, effective August 1, 1997 and
(ii) options under the Company's Stock Option Plans, exercisable for the purchase of an aggregate of 214,000 shares of the Company's common stock, to certain officers, employees and consultants of the Company. The foregoing issuances were made in reliance on the exemptions from registration provided by Sections 4(2) (issuances not involving a public offering) and/or 2(3) (issuances that do not constitute a sale) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits

           (11)   Statement Re: Computation of Earnings Per Share

           (27)   Financial Data Schedule

           (99)   Cautionary Statements


    (b) Reports on Form 8-K

           On August 6, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, the public offering of up to 10,200,000 shares of the Company's common stock, including 4,600,000 shares offered by certain stockholders of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Brightpoint, Inc.
                                           (Registrant)



Date  November 13, 1997                    /s/ J. Mark Howell
    ---------------------                  --------------------------------
                                           J. Mark Howell
                                           President and Chief Operating Officer




Date  November 13, 1997                    /s/ Phillip A. Bounsall
    ---------------------                  --------------------------------
                                           Phillip A. Bounsall
                                           Executive Vice President
                                           and Chief Financial Officer

                                 EXHIBIT INDEX




 Exhibit No.             Description
 -----------             -----------

   (11)         Statement Re: Computation of Earnings Per Share

   (27)         Financial Data Schedule

   (99)         Cautionary Statements