Form 10-K
period 1997-12-31
BRIGHTPOINT INC
filed 1998-02-24
CIK 918946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K

         [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                 OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________

                                   0-23494
                              -----------------
                            (Commission File No.)

                              BRIGHTPOINT, INC.
          ---------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                  35-1778566
   -------------------------                      -------------------
     (State or other juris-                       (I.R.S. Employer
   diction of incorporation)                      Identification No.)

               6402 CORPORATE DRIVE, INDIANAPOLIS, INDIANA 46278
           --------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of February 17, 1998 was approximately $932,309,051. As of February 17, 1998, there were 51,142,910 shares of the registrant's Common Stock outstanding.

                   Documents Incorporated by Reference:  None





================================================================================

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         Brightpoint, Inc. (the "Company" or "Brightpoint") is a leading provider of distribution and value-added logistics services to the wireless communications industry. The Company facilitates the effective and efficient distribution of wireless handsets and related accessories from leading manufacturers, under brand names such as Nokia, Ericsson, Motorola, Siemens, Philips and Samsung, to network operators, agents, resellers, dealers and retailers in the wireless communications market. The Company's distribution services include purchasing, marketing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery of wireless handsets and accessories. Its value-added logistics services include, among others, support of prepaid programs, inventory management, product fulfillment, kitting and customized packaging, light assembly and end-user support services. The Company is one of the largest dedicated distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in Argentina, Australia, Brazil, China (including Hong Kong), Ireland, the Philippines, South Africa, Sweden, the United Arab Emirates, the United Kingdom, the United States and Venezuela, and provides its services to a customer base of more than 10,000 network operators, manufacturers, agents, resellers, dealers and retailers in over 75 countries and on six continents.

         For the year ended December 31, 1997, the Company's net sales and net income were $1,035.6 million and $25.5 million, respectively, representing increases of 76% and 102%, respectively, when compared to net sales and pro forma net income for the year ended December 31, 1996. The Company's growth in net sales has been driven primarily by increases in worldwide demand for wireless handsets and accessories, by the Company's expansion into new geographic markets, and by its increased market share resulting from strengthening relationships with wireless handset manufacturers and network operators. The Company's operating margin has also increased, due primarily to the growth in its higher-margin value-added logistics services.

         The Company was incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, the Company changed its name to Brightpoint, Inc. The Company's principal executive offices are located at 6402 Corporate Drive, Indianapolis,

Indiana 46278, and its telephone number is (317) 297-6100. Unless the context suggests otherwise, references herein to the "Company" or "Brightpoint" mean Brightpoint, Inc., its predecessors and its subsidiaries.

RECENT DEVELOPMENTS

         On October 22, 1997, the Company declared a two-for-one common stock split payable to stockholders of record on November 6, 1997. The split was effected in the form of a 100% stock dividend paid on November 21, 1997. Accordingly, all references herein related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect this stock split.

WIRELESS COMMUNICATIONS INDUSTRY

         The wireless communications industry provides voice and data communications primarily through cellular telephone, personal communications services ("PCS"), personal communications networks ("PCN"), satellite, enhanced specialized mobile radio ("ESMR") and paging services. Among other factors, economic development, advances in systems technology and equipment, the proliferation of manufacturers and the increased number of network operators have increased consumer acceptance and driven dramatic increases in worldwide demand for wireless communications equipment and services.

         In recent years, the markets for wireless communications equipment and services have expanded significantly. From 1996 to 1997, the number of worldwide wireless subscribers increased by 65 million, or 48%, to approximately 200 million. Nonetheless, at the end of 1997, wireless penetration was estimated at only 20% of the population within the United States and was still, on average, less than 3.5% of the population globally, reflecting significant worldwide opportunities for growth within the wireless communications industry. According to a leading independent industry research group, the number of worldwide subscribers is expected to grow to approximately 450 million subscribers by the end of 2000.

         The Company believes it is well positioned to take advantage of the following major trends taking place within the industry:

         NEW NETWORK OPERATORS. The number of network operators in many markets has increased and is expected to continue to increase as a result of increasing deregulation within the wireless communications industry and the introduction of new technological applications such as PCS and satellite-based communications systems. For example, in the United States, prior to 1995, the United States Federal Communications Commission (the "FCC") allowed only two network operators to provide cellular service in any one service area. In connection with the auctioning of PCS licenses in 1995 and 1996, the FCC permitted the addition of up to six PCS network operators in every service area. In addition, the FCC has awarded three mobile satellite licenses to entities that are investing in satellites, which will enable them to provide wireless phone, data, fax and paging on a global basis. The emergence of these, and other, new wireless communications technologies and services is expected to increase both the number of wireless network operators in each market and the services provided, including seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity. This increase in the number of network operators, together with the increased number of resellers of wireless communication services in certain markets, is expected to intensify competition for new and existing subscribers, thereby reducing prices to subscribers and driving growth in subscribers and the market for wireless communications equipment.

         INCREASING PENETRATION OF WORLDWIDE MARKETS. The Company expects that continuing demand for wireless services will drive increased penetration of markets worldwide. In certain markets, such as certain Asia-Pacific and Latin American countries, which are currently characterized by relatively low penetration, such growth is expected to be driven by economic growth, increased service availability and the lower cost of service compared to conventional wireline telephony systems. In addition, certain markets such as Sweden, Australia, Hong Kong, Japan and the United States, which are currently characterized by higher market penetrations, are also expected to grow, primarily as a result of increasing deregulation, the availability of additional spectrum frequencies, the allocation of new network operator licenses, increased competition and the emergence of new wireless technologies.

         TRANSITION FROM ANALOG TO DIGITAL. The wireless communications industry has historically provided telecommunications services primarily through analog technology. However, new wireless networks have increasingly been built around digital technologies, which provide increased network capacity, more functionality, better voice quality and greater security/privacy than analog technologies. By the time digital technologies became commercially available in the United States during the latter part of 1996, cellular systems in the United States had, for the most part, already been built to full capacity (using analog technologies). Consequently, the first proponents of the new digital technologies in the United States were the PCS network operators, as they had not already built costly analog network infrastructures. These PCS providers now compete with incumbent cellular network operators in the United States for wireless subscribers. In addition, incumbent analog cellular network operators in the United States are gradually beginning to shift their subscribers toward digital coverage, a shift that, to a great degree, has already occurred in many markets within the Company's Asia-Pacific and Europe, Middle East and Africa divisions.

         PROLIFERATION OF MANUFACTURERS. With the opportunities presented by a rapidly expanding market for wireless communications equipment, the transition from analog to digital technology, and the penetration of the mass consumer market, many new manufacturers are expected to produce wireless handsets and accessories, including certain manufacturers who have historically been successful in providing consumer electronics to the mass consumer market. The greater number of manufacturers is expected to heighten competition and most likely will provide consumers with lower handset prices, broader selection, more feature-rich products and new market channels, resulting in higher product turnover by end users.

         OUTSOURCING. As the variety of handset models expands, digital technology evolves and distribution migrates from the agent/dealer network to mass retailers, incumbent cellular network operators are switching from in-house distribution to independent distribution services in order to lower overall costs and to meet the increasing demands of the various channels to market. In order to maintain their resources for marketing, sales and customer retention, new cellular and PCS network operators are also increasingly outsourcing their handset distribution, fulfillment and inventory management functions (as opposed to building distribution infrastructure and committing limited working capital to inventory maintenance). At the same time, at the other end of the industry, large incumbent handset manufacturers are starting to outsource some of their channel management functions and utilize value-added logistics services as a means of simplifying and reducing the cost of their worldwide distribution systems. Finally, as competition increases and prices decrease, vendors and network operators are targeting the growing consumer segment through mass retail channels, requiring greater levels of fulfillment services in order to address the logistical challenges of supporting mass retailers and consumer electronics retail stores.

GROWTH STRATEGY

         The Company's primary strategies for building on its position as a global leader in providing services to the growing wireless communications industry include the following:

         CAPTURE GROWING OUTSOURCING MARKET. The Company believes that increasing government deregulation, competition and technological developments within the wireless communications industry have caused manufacturers, network operators and resellers to focus available internal resources on their core competencies, and to outsource an increasing number of their product management functions to specialists such as the Company, in an effort to reduce costs, increase productivity and improve quality. The Company has positioned itself to capitalize on the growing trend toward outsourcing by offering a wide variety of distribution and value-added logistics services that effectively and efficiently move wireless handsets and accessories through market channels. See "--Services."

         EXPAND WORLDWIDE PRESENCE. The Company operates in worldwide markets. For the year ended December 31, 1997, the Company's sales in markets outside of North America represented approximately 74% of its total net sales, compared to 51% and 36% for the years ended December 31, 1996 and 1995, respectively.

         The Company's four regional divisions, Asia-Pacific; North America; Europe, Middle East and Africa; and Latin America, accounted for 42%, 26%, 24% and 8%, respectively, of the Company's net sales for the year ended December 31, 1997. A summary of the Company's operations by division is presented below (in thousands):

        NET SALES (BASED ON CUSTOMER LOCATION):                                        1997
                                                                                    -----------
          Asia-Pacific                                                               $  434,344
          North America                                                                 267,941
          Europe, Middle East and Africa                                                249,440
          Latin America                                                                  83,924
                                                                                     ----------
                                                                                     $1,035,649
                                                                                     ==========
        INCOME BEFORE INCOME TAXES AND
         MINORITY INTEREST:
          Asia-Pacific                                                               $   16,766
          North America                                                                  11,316
          Europe, Middle East and Africa                                                  4,764
          Latin America                                                                   4,081
                                                                                     ----------
                                                                                     $   36,927
                                                                                     ==========
        IDENTIFIABLE ASSETS:
          Asia-Pacific                                                               $  136,323
          North America                                                                 154,925
          Europe, Middle East and Africa                                                107,158
          Latin America                                                                  58,296
                                                                                     ----------
                                                                                     $  456,702
                                                                                     ==========

         In connection with its global expansion, the Company has created an in-country presence in certain key markets throughout the world and intends to continue to expand its international presence through internal growth at existing locations, mergers and acquisitions, joint ventures, other strategic alliances, and start-ups in new locations. During the last two years, the

Company has significantly expanded its global presence through the acquisition of Allied Communications (the United States and Latin America), the acquisition of the business and certain net assets of each of Technology Resources International Limited (China, including Hong Kong, and the United Kingdom), Hatadicorp Pty Ltd. (Australia), Telnic AB (Sweden), Legend International (Asia) Limited (China, including Hong Kong), and Cellular Trading 3, C.A. and an affiliated company (Venezuela); the acquisition of the wireless telephone business and certain net assets of Matel Tecnologia de Teleinformatica S.A. - Matec (Brazil); and the formation, as start-ups, of each of Brightpoint South Africa (Pty) Limited, Brightpoint Philippines, Inc., Brightpoint Middle East FZE (the United Arab Emirates), Brightpoint de Argentina, S.A. and Brightpoint (Ireland) Limited.

         LEVERAGE THE COMPANY'S EXPERIENCE AND EXPERTISE TO ASSIST CUSTOMERS IN INTRODUCING NEW WIRELESS COMMUNICATIONS PRODUCTS AND TECHNOLOGIES. There are continuously new wireless communications technologies and applications being introduced into the wireless communications market, such as wireless local loop and satellite-based communications, which are expected to contribute to future subscriber growth. The Company's value-added logistics capabilities are, as a result of their versatility, flexibility and broad-based application, virtually indifferent to changes in telecommunications technologies and should integrate well with the needs of the manufacturers, network operators-and resellers of new wireless products and services. In addition, the Company already provides distribution services for, and has established strong relationships with, many of the wireless communications equipment manufacturers which the Company expects to produce products utilizing these emerging technologies and applications. These manufacturers include Nokia Mobile Phones Ltd. ("Nokia"), Ericsson Inc. ("Ericsson"), Siemens Ltd. ("Siemens"), Philips Consumer Communications ("Philips") and Samsung Telecommunications America, Inc. ("Samsung"). As a result, the Company believes that it is well-positioned as a provider of distribution and value-added logistics services to participate in the proliferation of the new wireless communications technologies and products currently entering the market or being developed.

         MAINTAIN OPERATIONAL EXCELLENCE. The Company continuously seeks to improve and streamline its distribution and process handling systems in terms of quality, time and cost in order to establish itself as the most effective and efficient market channel for wireless communications equipment. The Company's operational excellence, achieved through its business systems and procedures, proprietary information systems, state-of-the-art facilities and strong regional management teams, allows the Company to develop strong relationships with both the leading manufacturers of wireless communications equipment and its other suppliers and customers. During 1997, the Company designed and implemented a detailed business system and work flow procedures plan which the Company believes enhances its ability to perform, and monitor the performance of, its distribution and value-added logistics services. The Company's comprehensive information systems, which the Company is in the process of integrating throughout its global network, have given the Company the platform to develop many proprietary solutions for its customers. These systems provide full electronic data interchange capabilities and include proprietary modules for order fulfillment, returns administration and a flexible service delivery system in support of the Company's value-added logistics services. In the first quarter of 1997, the Company completed an expansion of its state-of-the-art operations center in Indianapolis, Indiana, increasing the total size of such facility to 182,400 square feet and giving it the capacity in North America necessary to assemble, package and fulfill approximately
25,000 units per day. During 1997, the Company also opened an operations center in Sparks, Nevada and an additional facility in Indianapolis, which together with the Company's other United States operations centers, gives the Company the ability to serve every customer in the continental United States with two-day ground rates. The Company has also entered into leases for additional operations centers in Argentina, Brazil, Ireland, the Philippines and South Africa, bringing to 16 the total number of operations centers currently operated by the Company.

SERVICES

         The Company has become one of the leading suppliers of distribution and value-added logistics services that effectively and efficiently move wireless handsets and accessories through market channels, primarily because of its thorough understanding of the needs within each distribution channel and its development of the knowledge and resources necessary to create successful solutions. The Company currently provides services for some of the leading manufacturers, network operators (both cellular and PCS) and resellers in the wireless communications market.

         DISTRIBUTION SERVICES. The Company's distribution services include the purchasing, marketing, selling, warehousing, picking, packing, shipping, and "just-in-time" delivery of a broad selection of wireless communications products from leading manufacturers. The Company continually reviews and evaluates wireless communications products in determining the mix of products purchased for resale and seeks to acquire distribution rights for products which the Company believes have the potential for significant market penetration.

         The products distributed by the Company include a variety of handsets designed to work on substantially all operating platforms (including analog platforms, such as AMPS, N-AMPS, TACS and NMT, and digital platforms, such as CDMA, GSM and TDMA) and feature prominent brand names such as Nokia, Ericsson, Motorola, Siemens, Philips and Samsung. For each of the years ended December 31, 1996 and 1997, approximately 88% of the Company's net sales were derived from handset sales.

         In addition, the Company distributes handset accessories, such as batteries, battery eliminators, plug-in chargers, cases, antennas and "hands-free" kits. Among other things, the Company purchases and resells original equipment manufacturer ("OEM") accessories, either prepackaged or in bulk; it purchases OEM accessories in bulk and packages them according to its customers' specifications; it purchases after-market accessories and packages them according to its customers' specifications; and it packages and sells OEM and after-market accessories under its own BrightLink(TM) name. Accessories typically carry higher margins than handsets. For the years ended December 31, 1996 and 1997, sales of accessories accounted for approximately 11% and 6%, respectively, of the Company's net sales.

         VALUE-ADDED LOGISTICS SERVICES. The Company's value-added logistics services include, among others, inventory management, product fulfillment, programming, private labeling, light assembly, telemarketing, product warranty, repair and refurbishment and end-user support services. In addition, the Company has recently entered into contracts with network operators in Australia, the Philippines and South Africa pursuant to which the Company provides them with a wide range of value-added logistics services relating to their wireless prepaid programs, including various inventory management, product fulfillment and switch management services. The Company also procures wireless handsets and accessories for its customers (using the Company's own sources or the customers' specified vendors) and performs packaging and kitting functions for them (whereby the Company receives orders, either directly from customers or from customers' end-users, via electronic data interchange, and then, on a "just-in-time" basis, makes shelf ready kits using customers' customized packaging in satisfaction of the orders). For certain of its customers, the Company also finances purchases of wireless handsets and accessories up to an agreed upon credit limit. When the Company provides such contract financing, it assumes the financial risk but typically not the risk of obsolescence. When the customer consigns products to the Company for order fulfillment, the financial risk and the risk of obsolescence both typically lie with the customer.

         During the year ended December 31, 1997, the Company's fees for value-added logistics services were approximately $58.2 million (6% of net sales) as compared to approximately $3.4 million (less than 1% of net sales) in the year ended December 31, 1996. Because the fees for such services have much higher margins than those associated with handset and accessory sales, they represent a higher than proportionate percentage of the Company's operating profits. In addition, the Company believes that its value-added logistics services will both expand the Company's customer base and create new revenue streams from its existing customers.

CUSTOMERS

         The Company provides distribution and value-added logistics services to a customer base of more than 10,000 network operators, manufacturers, agents, resellers, dealers and retailers. For each of the years ended December 31, 1996 and 1997, aggregate sales of handsets and accessories to the Company's five largest customers accounted for approximately 15%, and no single customer accounted for more than 10%, of the Company's net sales.

         The Company generally sells its products pursuant to customer purchase orders and ships product orders received the same day. Unless otherwise requested, substantially all of the Company's products are delivered by common carriers within two days of receipt of customer orders. Because orders are filled shortly after receipt, backlog is not material to the Company's business. The Company's value-added logistics services are typically provided pursuant to one- to three-year, renewable agreements.

PURCHASING AND SUPPLIERS

         The Company has established key relationships with leading manufacturers of wireless communications equipment. The Company generally negotiates directly with manufacturers and suppliers in order to ensure adequate inventories of popular brand name products on favorable pricing terms. In 1997, the Company purchased its products from more than 60 suppliers. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of the Company's suppliers provide favorable purchasing terms to the Company, including price protection and cooperative advertising and marketing allowances. Product manufacturers typically provide warranties which the Company extends to its customers.

         For the years ended December 31, 1996 and 1997, the Company's three largest sources of wireless handsets and accessories in the aggregate accounted for approximately 51% and 65%, respectively, of the Company's product purchases. For the year ended December 31, 1996, the Company's three largest suppliers (Nokia, Ericsson and Lucent Technologies Inc.) accounted for approximately 33%, 12% and 6%, respectively, of the Company's product purchases. For the year ended December 31, 1997, the Company's three largest suppliers (Nokia, Ericsson and Seimens) accounted for approximately 28%, 28%
and 9%, respectively, of the Company's product purchases.   For these periods,
none of the Company's other suppliers accounted for more than 10% of product purchases. Failure or delay by these or other suppliers in supplying competitive products on favorable terms, or at all, would materially adversely affect the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "--Competition."

         The Company maintains agreements with certain of its significant suppliers, including Nokia, Ericsson and Philips. Pursuant to the Company's most recent agreement with Nokia, the Company became Nokia's sole distributor of wireless phones in the United States as of January 1, 1998. In addition, the Company is Ericsson's sole distributor in the United States and Samsung's sole distributor in the United States and Canada. Each of such exclusive agreements is subject to certain conditions and exceptions. Most of the Company's other agreements with its suppliers (including its other territorial distribution agreements with Nokia) are non-exclusive. The Company's supply agreements typically require the Company to satisfy minimum purchase requirements and can be terminated on short notice by either party. The Company purchases products from other manufacturers and dealers pursuant to purchase orders placed from time to time in the ordinary course of business. The Company generally places orders to its suppliers by facsimile on a daily basis. Purchase orders are typically filled within one to 21 days and products are shipped to the Company's warehouses by common carrier. The Company believes that its relationships with its suppliers are good.

SALES AND MARKETING

         The Company's sales and marketing efforts are coordinated in each of its four regional divisions by a Managing Director for that particular division. Because of the service-oriented nature of the Company's business, these executives devote a substantial amount of their time to developing and maintaining relationships with the Company's customers in addition to managing the overall operations of the division. Each division's sales offices are managed by Sales Directors who report to the Managing Director of their division and are responsible for the daily sales and operations of their particular sales office. Each division has telemarketers who specialize in or focus on telephone sales to a particular type of customer (e.g. network operator, dealer, reseller, other distributor, retailer, etc.). In addition, the Company markets its value-added logistics services through the Sales Directors in each of its four regional divisions and through dedicated sales personnel. Including support personnel, the Company had approximately 160 employees involved in sales and marketing at December 31, 1997, including 40 in its Asia-Pacific division, 70 in its North America division, 40 in its Europe, Middle East and Africa division and 10 in its Latin America division.

         The Company believes that product recognition by customers and consumers is an important factor in the marketing of the products sold by the Company. Accordingly, the Company promotes itself and certain of its product lines through advertising in trade publications and attendance at international, national and regional trade shows, as well as through direct mail solicitation, broadcast faxing and its telemarketing activities. The Company's manufacturers and dealers use a variety of methods to promote their products directly to consumers, including print and media advertising based on product features. In addition, the Company has dedicated a professional sales force to further its sales of contractual value-added logistics services.

SEASONALITY

         The Company's sales are influenced by a number of seasonal factors associated with consumer electronics and retail sales which tend to result in increased volume in the latter part of the calendar year. The overall growth of the Company's business has reduced the impact of such factors on the Company's operating results. However, seasonality contributed to the increase in the Company's sales in the fourth quarter of 1997.

COMPETITION

         The Company operates in a highly competitive market and believes that such competition will intensify in the future. The markets for wireless communications products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes principally on the basis of value (in terms of price, time and reliability), service and product availability. The Company competes with numerous well-established manufacturers and wholesale distributors of wireless equipment, including the Company's customers and suppliers, as well as with wireless network operators, including the Company's customers, and logistics service providers, some of which possess substantially greater financial, marketing, personnel and other resources than the Company. Certain of these competitors have the financial resources necessary to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

         The wireless communications equipment distribution industry has, in the past, been characterized by low barriers to entry. However, as the market requirement shifts from pure distribution services to a mix of distribution services and value-added logistics services, entry barriers are expected to rise due to the increased cost of infrastructure, the expanded human resource requirement and the advanced management and information systems capabilities that the value-added logistics services segment of the business mandates. The Company's ability to continue to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry, including new or changing outsourcing requirements, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending) and discount pricing strategies and promotional activities by competitors.

         In the Asia-Pacific wireless product distributor market, the Company's primary competitors are national carriers that have retail outlets with direct end-user access and United States and foreign-based exporters and distributors, including CellStar Corporation ("CellStar"), Techglory International Ltd. (in Hong Kong) and Telepacific Pty Limited (in Australia). Competitors of the Company in its North America division include network operators and other dedicated wireless distributors such as CellStar and Pana Pacific, Inc. The Company also competes with logistics service providers in its North America operations, such as United Parcel Service of America, Inc. and TESSCO Technologies Incorporated. In the Company's Europe, Middle East and Africa division its competitors include wireless equipment manufacturers who sell directly to the region's network operators and retailers, as well as the network operators themselves and other distributors, such as 20/20 Logistics Ltd. (formerly Caudwell Communications), European Telecom plc and Banner Twin Choice plc. In the Latin America division the Company competes primarily with CellStar and various other distributors.

         The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless technologies, including wireless local loop and satellite-based communications systems, may reduce demand for existing cellular and PCS products. Upon widespread commercial introduction, new wireless technologies could materially change the types of products sold by the Company and its suppliers and result in significant price competition. In addition, products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized or illegal resales, which may avoid applicable duties and taxes), may also have an adverse impact on the Company's operations.

         Although the Company believes that the scope and efficiency of its value-added logistics services will provide it with a competitive advantage in the distribution sector of the industry as well, there can be no assurance that the Company will be able to continue to compete successfully in the future.

INFORMATION SYSTEMS

         The Company's continued operational excellence will be partially dependent on the functionality, performance and utilization of its information systems. During 1996, the Company successfully implemented a comprehensive Informix-based information system which currently maintains financial and management controls for its operations through the use of a centralized accounting system and a computerized management information system for its North America division and part of its Latin America division. During the years ended December 31, 1996 and 1997, the Company invested approximately $5.9 million and $11.1 million, respectively, in continued development and enhancement of the system to provide electronic data interchange capabilities, create proprietary solutions for its customers and provide a flexible service delivery system in support of its value-added logistics services and intends to use additional funds to integrate this information system throughout its four divisions. The Company's information systems department has grown substantially in resources, both through increased software and hardware and additional employees. At December 31, 1997, there were over 65 employees in the Company's information systems departments.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 675 employees, 160 in its Asia-Pacific division, 390 in its North America division, 100 in its Europe, Middle East and Africa division and 25 in its Latin America division. Of these employees, approximately 25 were in executive positions, 160 were engaged in sales and marketing, 370 were in service operations and 120 were in finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

         The Company provides its distribution and value-added logistics services from its operations centers. The Company's headquarters and largest operations center are located in a 182,400 square foot facility in Indianapolis, Indiana. The lease term for approximately 92,400 square feet of this facility expires on December 31, 2006 and for approximately 90,000 square feet expires on January 31, 2006, each of which terms may be renewed for two five-year periods. At the end of the initial lease term, the Company has an option to purchase the leased premises for approximately $11.5 million. Including this Indianapolis facility, the Company leases and operates 18 operations centers and/or sales office facilities around the world for an aggregate monthly rent of approximately $219,000.

         The Company believes that its existing facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Issuances of Unregistered Securities during the Quarter ended December 31, 1997

        During the quarter ended December 31, 1997, the Company granted 161,344 shares of Common Stock to a principal of the seller in connection with the Company's acquisition of Legend International (Asia) Limited and five-year warrants to purchase 200,000 shares of Common Stock at $15.44 per share to a principal of the seller in connection with the Company's acquisition of Cellular Trading 3, C.A.

Price Range of Common Stock

         The Common Stock is quoted on the Nasdaq National Market under the symbol "CELL." The following table sets forth, on a per share basis, the high and low sales prices of the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                                      High             Low
                                                                                      ----             ---
       Year Ended December 31, 1996:

            First Quarter  . . . . . . . . . . . . . . . . . . . . . . .             $ 5.33           $ 3.60
            Second Quarter . . . . . . . . . . . . . . . . . . . . . . .               8.13             4.53
            Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .               6.97             5.00
            Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .              12.10             6.13

       Year Ended December 31, 1997:

            First Quarter  . . . . . . . . . . . . . . . . . . . . . . .              12.50             8.13
            Second Quarter . . . . . . . . . . . . . . . . . . . . . . .              17.44             8.00
            Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .              23.38            13.88
            Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .              24.25            11.50


         On February 17, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $19.25 per share. At February 17, 1998, there were approximately 273 stockholders of record.

Dividend Policy

         The Company has not paid cash dividends on its Common Stock other than S corporation distributions made to its stockholders prior to the Company's initial public offering in April 1994 and S corporation distributions made to the stockholders of Allied Communications relating to periods prior to the Allied Merger. The Board of Directors intends to continue a policy of retaining earnings to finance the Company's anticipated growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. In addition, the declaration or payment of cash dividends is prohibited under the terms of the Company's agreements relating to the Company's line of credit facility with the Banks.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1997. The consolidated statements of income data and balance sheet data for and as of the end of each of such years are derived from the audited Consolidated Financial Statements of the Company. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein:

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF INCOME DATA(1):

                                                       YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                        1993         1994        1995         1996        1997
                                        ----         ----        ----         ----        ----
   Net sales . . . . . . . . .        $151,315     $309,227     $419,149    $589,718   $1,035,649

   Cost of sales . . . . . . .         140,617      290,463      390,950     543,878      950,478
                                      --------     --------     --------    --------     --------
   Gross profit  . . . . . . .          10,698       18,764       28,199      45,840       85,171

   Selling, general and
     administrative expenses .          7,418       11,095       14,813      20,849       43,309
                                      --------     --------     --------    --------     --------
   Income from operations  . .           3,280        7,669       13,386      24,991       41,862

   Merger expenses . . . . . .               -            -            -       2,750            -
   Net investment gain(2)  . .               -            -            -           -        1,432



   Interest expense  . . . . .             103          164        1,383       2,118        6,367
                                      --------     --------     --------    --------     --------
   Income before income taxes
     and minority interest . .           3,177        7,505       12,003      20,123       36,927



   Income taxes(3) . . . . . .               -        1,623        3,838       7,328       11,065
                                      --------     --------     --------    --------     --------
   Income before minority
     interest  . . . . . . . .           3,177        5,882        8,165      12,795       25,862

   Minority interest in
     subsidiaries' earnings  .               -            -            -       1,758          352
                                      --------     --------     --------    --------     --------

   Net income  . . . . . . . .        $  3,177     $  5,882     $  8,165    $ 11,037     $ 25,510
                                      ========     ========     ========    ========     ========
   Pro forma net income(4) . .        $  1,928     $  4,555     $  7,307    $ 12,622
                                      ========     ========     ========    ========

   Net income per share
     (pro forma for 1993
     through 1996):
       Basic . . . . . . . . .        $   0.10     $   0.17      $  0.22       $0.31        $0.55

       Diluted . . . . . . . .        $   0.10     $   0.16      $  0.21       $0.30        $0.53

   Weighted average common
     shares outstanding:
       Basic . . . . . . . . .          19,782       27,454       32,876      40,743       46,630
       Diluted . . . . . . . .          19,782       27,848       34,208      42,279       48,461

CONSOLIDATED BALANCE SHEET DATA(1):

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                        1993         1994         1995      1996        1997
                                        ----         ----         ----      ----        ----
  Working capital . . . . . . .       $ 7,039      $20,960      $ 62,219  $143,481   $281,320
  Total assets  . . . . . . . .        31,283       82,845       119,787   299,045    456,702
  Long-term obligations . . . .         5,577        1,346           602    79,894    146,963
  Stockholders' equity  . . . .         3,485       20,283        64,857    94,982    199,291

----------------
(1) On June 7, 1996, the Company completed the Allied Merger. The transaction was accounted for using the pooling-of-interests method and, accordingly, the Company's Consolidated Financial Statements reflect the consolidated balance sheets and consolidated results of operations of both the Company and Allied Communications as if the Allied Merger had been in effect for all periods presented. See Note 2 of Notes to Consolidated Financial Statements.

(2) During 1997, the Company realized a gain, net of transaction costs, including related bonuses to certain key employees, of approximately $8.3 million on the sale of an equity investment. In addition, the Company recorded $6.9 million of losses relating to other debt and equity investments. Excluding the impact of the resulting net investment gain of $1.4 million and related income taxes, net income and net income per share (diluted) for the year ended December 31, 1997 would have been $24.7 million and $0.51, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

(3) Prior to consummation of the Company's initial public offering in April 1994, the stockholders of the Company had elected for the Company to be treated as an S corporation. Accordingly, the income of the Company was included in the stockholders' own income for tax purposes, and the Company was subject to neither federal nor state income taxes, until the Company's election under Subchapter S was terminated on April 14, 1994. Prior to the Allied Merger, the stockholders of Allied Communications had also elected treatment under Subchapter S. Concurrent with the Allied Merger, on June 7, 1996, Allied Communications' elections under Subchapter S were also terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements.

(4) Pro forma net income amounts assume that each of the Company and Allied Communications was subject to income taxes, and taxed at the rates then in effect, for all periods presented and exclude the after-tax effect ($2.1 million) of one-time merger expenses incurred in 1996 in connection with the Allied Merger. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

         Effective June 7, 1996, the Company completed the Allied Merger through the exchange of 7,593,750 newly issued shares of Common Stock of the Company for all of the outstanding shares of common stock of Allied Communications. The Allied Merger was accounted for using the pooling-of-interests method and, consistent with such accounting treatment, financial information presented herein for all periods reflects the combined financial condition and results of operations of the Company and Allied Communications.

         Effective August 1, 1996, the Company completed the formation of Brightpoint International Ltd. ("BIL"), a joint venture with Technology Resources International Limited ("TRI"), owned 50% by the Company and 50% by TRI. In November 1996, the Company acquired TRI's 50% ownership interest in BIL in consideration of 1,500,000 unregistered shares of Common Stock and $5 million in cash. In October 1996, BIL acquired the business and certain assets of Hatadicorp Pty Ltd. ("Hatadi") based in Sydney, Australia in consideration of $2.8 million in cash and a note payable, plus a 20% ownership interest in Brightpoint Australia Pty Ltd. (an indirect subsidiary of BIL). Both of these combinations were accounted for using the purchase method.

         In March and April of 1997, the Company acquired the remaining 20% ownership interests in Brightpoint China Limited, Brightpoint (UK) Limited and Brightpoint Australia Pty Limited for an aggregate consideration of 464,490 unregistered shares of Common Stock and $1.5 million in cash. In June 1997, August 1997 and October 1997, the Company, acquired the businesses and certain net assets of Telnic AB located in Gothenburg, Sweden, Legend International
(Asia) Limited located in Hong Kong, and Cellular Trading 3, C.A. (and an affiliated company) located in Caracas, Venezuela, respectively, for an aggregate consideration of 161,344 unregistered shares of Common Stock, $5.1 million in cash, and contingent cash payments of up to $14 million based upon future operating results of the applicable businesses over the next two to four years.

         In addition, during January 1998, the Company acquired the wireless telephone distribution business and certain net assets of Matel-Tecnologia de Teleinformatica S.A. - Matec ("Matec") located in Sao Paulo, Brazil in consideration of $3.5 million in cash plus a 10% ownership interest in the subsidiary formed by the Company for the purpose of making such acquisition.

         The Company completed 5-for-4, 3-for-2, 5-for-4 and 2-for-1 stock splits in September 1995, December 1996, March 1997 and November 1997, respectively, each in the form of a stock dividend. Accordingly, all information included herein gives effect to such stock splits.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statements of income:

                                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------

                                                        1995                     1996                 1997
                                                        ----                     ----                 ----
Net sales . . . . . . . . . . . . . . . . . . .        100.0%                     100.0%               100.0%
Cost of sales . . . . . . . . . . . . . . . . .         93.3                       92.2                 91.8
                                                        ----                       ----                -----
Gross profit  . . . . . . . . . . . . . . . . .          6.7                        7.8                  8.2
Selling, general and
  administrative expenses   . . . . . . . . . .          3.5                        3.6                  4.2
                                                         ---                        ---                  ---

Income from operations  . . . . . . . . . . . .          3.2                        4.2                  4.0
Merger expenses . . . . . . . . . . . . . . . .           --                        0.5                   --
Net investment gain . . . . . . . . . . . . . .           --                         --                  0.1
Interest expense  . . . . . . . . . . . . . . .          0.3                        0.3                  0.6
                                                         ---                        ---                  ---
Income before income taxes and minority
   interest  . . . . . . . . . . . . . . . . .           2.9                        3.4                  3.5
Income taxes  . . . . . . . . . . . . . . . . .          1.0                        1.2                  1.0
                                                         ---                        ---                  ---
Income before minority interest . . . . . . . .          1.9                        2.2                  2.5
Minority interest in subsidiaries' earnings . .           --                        0.3                   --
                                                        ----                       ----                 ----
Net income  . . . . . . . . . . . . . . . . . .          1.9%                      1.9%                  2.5%
                                                         ===                       ====                 ====

Pro forma net income  . . . . . . . . . . . . .          1.7%                      2.1%
                                                         ===                       ====

         The Company's net sales are comprised of sales of wireless handsets, sales of related accessories and fees generated from value-added logistics services. The Company's value-added logistics services include, among others, support of prepaid programs, inventory management, procurement, product fulfillment, programming, light assembly, telemarketing, private labeling, kitting and customized packaging, financing, product warranty, repair and refurbishment and end-user support services. Although fees for these value-added logistics services represent a relatively small percentage of net sales (6% for 1997), their impact on the Company's gross profit is much greater. Compensation for the Company's distribution services, which services include, purchasing, marketing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery, is included in the gross profit earned by the Company through the purchases and sales of wireless handsets and related accessories.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales increased by 76% to $1,035.6 million for 1997 from $589.7 million for 1996, reflecting continued strong worldwide demand for wireless handsets and related accessories. The increased demand for wireless products was fueled by, among other things, increasing penetration of wireless handsets in many markets worldwide and by increased demand for replacement or upgraded equipment. The increase in net sales was primarily attributable to a 52% increase in the number of wireless handsets sold and a 16% increase in the Company's average selling price per wireless handset. This increase in average selling price was the result of significant sales growth in markets where sales are concentrated in higher priced digital handsets.

         Sales of wireless handsets, sales of related accessories and fees generated from value-added logistics services represented 88%, 6% and 6%, respectively, of net sales for 1997 compared to 88%, 11% and 1%, respectively, of net sales for 1996. Total units handled (handsets sold by the Company or handsets on which the Company has performed its value-added logistics services) in 1997 increased by more than 80% from those handled in the prior year.

         The Company operates in worldwide markets and conducts its business activities through its four organizational divisions: Asia-Pacific; North America; Europe, Middle East and Africa; and Latin America.


                                                          (Less than 1%)
                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                     1996                1997
                                                     ----                ----
           Net sales by division:
              Asia-Pacific . . . . . . . . . .. . .   21%                42%
              North America  . . . . . . . . .. . .   49                 26
              Europe, Middle East and Africa .. . .   13                 24
              Latin America  . . . . . . . . .. . .   17                  8

         Within the Asia-Pacific division, the Company maintains operations in China (including Hong Kong) (32% of total 1997 sales), Australia (9% of total 1997 sales) and the Philippines (1% of total 1997 sales). Sales in the Asia-Pacific division grew significantly in 1997 compared to 1996 as the Company continued to penetrate these markets through both internal growth and acquisitions within key markets.

         The operations of the Company's North America division are conducted primarily within the United States. In its North America division, units handled by the Company in 1997 increased 58% from 1996 due primarily to an increase in the Company's value-added logistics services. In the many cases in which the Company performs value-added logistics services on products, only service fees (rather than product sales) are recorded as sales, although such service fees typically generate higher margins. As a result of the increase in units handled by the Company for which only service fees are recorded as revenue, sales dollars in North America were slightly lower in 1997 than in 1996.

         Within the Europe, Middle East and Africa division, the Company operates in the United Kingdom (15%), South Africa (5%), Sweden (3%), Ireland (less than 1%) and the United Arab Emirates (Ireland less than 1%). Sales in this division improved during 1997 compared to 1996 due to the significant growth in units handled within all of the region's entities.

         The Company's Latin America division has operations in Miami, Florida and Venezuela, as well as operations in Argentina and Brazil which were added in early 1998. Sales in the Latin America division decreased slightly in 1997 when compared to 1996 due to a planned reduction in sales to other distributors, as the Company focused on its strategies of building its in-country presence in Latin America and selling directly to network operators.

         GROSS PROFIT. Gross profit increased by 86% to $85.2 million for 1997 from $45.8 million for 1996, due to increased sales and increasing gross margin percentages (8.2% for 1997 as compared to 7.8% for 1996). The increase in gross margin was primarily due to the continuing execution of the Company's strategy to provide higher-margin value-added logistics services, as well as to increased sales in certain markets, and to certain customers, from which the Company generated higher margins. In addition, the Company continued its disciplined effort to reduce sales to other distributors in the North and Latin America markets as such sales have traditionally generated lower gross margins than sales made to network operators or their representatives.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 108% to $43.3 million for 1997 from $20.8 million for 1996. As a percentage of net sales, selling, general and administrative expenses increased to 4.2% for 1997 as compared to 3.6% for 1996. This increase was due primarily to the Company's increased business activities and includes the addition of extensive managerial resources in all of the Company's operating divisions. These planned additions to available resources are necessary to support the increasing demands placed on the Company for its value-added logistics services and due to the additional growth forecasted for both the Company's distribution and value-added logistics services. The increase was also due to depreciation and amortization expenses resulting from investments associated with information systems, leasehold improvements and acquisitions as well as increased rent expense due to expanded facilities, an increase in the allowance for doubtful accounts and growth in various marketing costs including travel, promotions and commissions.

         INCOME FROM OPERATIONS. Income from operations increased by 68% to $41.9 million for 1997 from $25.0 million for the prior year, while the operating margin (income from operations as a percent of net sales) decreased to 4.0% in 1997 from 4.2% in 1996. The increase in income from operations was due to the increase in net sales, while the decrease in operating margin was a result of an increase in selling, general and administrative expenses as a percent of net sales, partially offset by an increase in gross margin.

         NET INCOME AND PRO FORMA NET INCOME. Net income increased by 102% to $25.5 million in 1997 from pro forma net income of $12.6 million in 1996. This increase was the result of increased income from operations, a $1.4 million net investment gain (as described below) and a decrease in the effective income tax rate to 30% in 1997 from 37% (pro forma) in 1996, partially offset by an increase in interest expense relating to bank debt obtained to fund working capital requirements. The decrease in the effective income tax rate was due primarily to increased earnings in tax jurisdictions with lower statutory rates. In addition, minority interest in subsidiaries' earnings decreased due to the Company's purchase of all significant minority interests in the fourth quarter of 1996 and the first and second quarters of 1997.

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

         Prior to the Allied Merger, Allied Communications had elected to be treated as a Subchapter S corporation and was, therefore, not subject to federal and state income taxes. Pro forma amounts provide for income taxes on the income not previously taxed at the corporate level.

         Net income per share (diluted) increased by 77% to $0.53 for 1997 from pro forma net income per share (diluted) of $0.30 for 1996. During
1997, there were approximately 48.5 million weighted average common shares outstanding (diluted) as compared to approximately 42.3 million such shares during 1996. This increase was due primarily to shares issued in connection with the Company's August 1997 public offering and the 1997 acquisitions, as well as to the impact of the exercise of stock options and warrants.

         During 1997, the Company realized a gain on the sale of an equity investment. The gain, net of transaction costs, including related bonuses to certain key employees, was approximately $8.3 million. In addition, on March 31, 1997, Pocket filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company also recorded $6.9 million of losses on its investments in Pocket and two smaller equity investments during 1997. Excluding the impact of the net investment gain of $1.4 million and related income taxes, net income per share (diluted) for 1997 would have been $0.51.

 COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995

         NET SALES. Net sales increased by 41% to $589.7 million in 1996 from $419.1 million in the prior year, as worldwide demand for wireless handsets and related accessories continued to accelerate. The increased demand for wireless products was fueled by, among other things, increasing penetration of wireless handsets in many markets worldwide and by increased demand for replacement or upgraded equipment.

The number of wireless handsets sold by the Company increased by 24% in 1996 compared to 1995. In addition, while period-to-period average selling prices for wireless handsets have historically declined significantly, the average selling price of wireless handsets sold by the Company in 1996 increased by approximately 3% due primarily to an increase in sales of higher-priced digital wireless handsets.

         Sales of wireless handsets, sales of related accessories and fees generated from value-added logistics services were 88%, 11% and 1%, respectively, of net sales for 1996. Sales of wireless handsets and related accessories were 86% and 14%, respectively, of net sales for 1995. Total units handled in 1996 increased by more than 50% from those handled in the prior year.

         The Company completed its merger with Allied Communications in June 1996 and formed its joint venture relating to BIL in August 1996. This commitment to the Europe, Middle East and Africa, Asia-Pacific and Latin America markets, resulted in significant sales growth in markets outside of North America.

                                                                                      YEAR ENDED
                                                                                      DECEMBER 31,
                                                                            ----------------------------------
                                                                              1995                      1996
                                                                            --------                  --------
Net sales by division:
   Asia-Pacific . . . . . . . . . . . . . . . . . . . . . . . . .               2%                      21%
   North America  . . . . . . . . . . . . . . . . . . . . . . . .              64                       49
   Europe, Middle East and Africa . . . . . . . . . . . . . . . .              11                       13
   Latin America  . . . . . . . . . . . . . . . . . . . . . . . .              23                       17

         GROSS PROFIT. Gross profit increased by 63% to $45.8 million in 1996 from $28.2 million in 1995, due to the increase in wireless handset sales and the increase in the gross margin (7.8% for 1996 as compared to 6.7% for 1995). The increase in gross margin was due to the execution of the Company's strategy to provide higher-margin value-added logistics services, as well as increased sales of units on which the Company earns higher margins. In addition, the Company made a concerted effort to reduce sales to other distributors in the North and Latin America markets. Although this disciplined change in the North and Latin America sales mix accounted for slower growth in those markets, the result was an enhancement in the Company's gross margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 41% to $20.8 million in 1996 from $14.8 million in 1995, due primarily to the increased business activities of the Company and acquisitions which opened new markets to the Company. The Company increased its staff in several areas during the year, including management, operations, sales and marketing, and information systems. These staff enhancements were necessary to support the expanded level of business generated by the Company. This increase was also due to increases in depreciation expense related to investments in information systems and leasehold improvements, rent expense due to expanded facilities and various marketing costs including travel, promotions and commissions. Selling, general and administrative expenses, as a percentage of net sales, remained relatively constant.

         INCOME FROM OPERATIONS. Income from operations increased by 87% to $25.0 million in 1996 from $13.4 million in 1995. This increase was due primarily to increases in net sales and the Company's ability to enhance its gross margin while holding selling, general and administrative expenses relatively constant as a percent of net sales.

         PRO FORMA NET INCOME. Pro forma net income increased by 73% to $12.6 million in 1996 from $7.3 million in 1995. This increase was a result of increased income from operations partially offset by interest expense relating primarily to bank debt obtained for working capital purposes and by the income attributable to minority interests.

         Pro forma net income per share (diluted) increased by 43% to $0.30 in 1996 from $0.21 in 1995. During 1996, there were approximately 42.3 million weighted average common shares outstanding (diluted) as compared to approximately 34.2 million such shares during 1995. This increase was due primarily to the shares issued by the Company in connection with its acquisition of TRI's 50% ownership interest in BIL during the fourth quarter of 1996 and the impact of the exercise of stock options and warrants.

         QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain unaudited quarterly financial information for each of the eight quarters in the two-year period ended December 31, 1997. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere herein and includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.






                     March 31,     June 30,   September 30, December 31, March 31,    June 30,  September 30,  December 31,
                       1996         1996          1996       1996           1997       1997        1997            1997
                     ---------    ---------    ------------ ------------ ---------    --------- -------------- -------------
                                                                  (in thousands)
Net sales . . . . .  $ 112,960    $ 119,896    $ 145,290    $ 211,572    $  199,169   $ 220,027    $ 243,210    $ 373,243
Cost of sales . . .    105,032      111,414      133,036      194,396       183,167     202,013      222,576      342,722
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Gross profit  . . .      7,928        8,482       12,254       17,176        16,002      18,014       20,634       30,521
Selling, general
  administrative
  expenses  . . . .      3,677        4,090        5,105        7,977         8,096       9,040       10,836       15,337
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Income from
  operations  . . .      4,251        4,392        7,149        9,199         7,906       8,974        9,798       15,184

Merger expenses . .          -        2,750            -            -             -           -            -            -
Net investment gain          -            -            -            -         1,432           -            -            -
Interest expense  .        184          439          549          946         1,123       1,983        1,283        1,978
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Income before
  income taxes
  and minority
  interest  . . . .      4,067        1,203        6,600        8,253         8,215       6,991        8,515       13,206

Income taxes  . . .      1,165          806        2,349        3,008         2,443       2,097        2,557        3,967
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Income before
  minority interest      2,902          397        4,251        5,245         5,772       4,894        5,958        9,239
Minority interest
  in subsidiaries'           -            -        1,042          716           356          27           30          (60)
  earnings  . . . .  ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Net income  . . . .    $ 2,902    $     397    $   3,209     $  4,529     $   5,416   $   4,867    $   5,928    $   9,299
                     =========    =========    =========     ========     =========   =========    =========    =========
Pro forma net
  income  . . . . .    $ 2,477    $   2,407
                     =========    =========

As a percentage of
net sales:
   Net sales  . . .         100.0%       100.0%      100.0%       100.0%       100.0%   100.0%        100.0%     100.0%

   Gross profit . .           7.0          7.1         8.4          8.1          8.0      8.2           8.5        8.2
   Selling, general
     and administrative
     expenses . . .           3.2          3.4         3.5          3.8          4.0      4.0           4.5       4.1
   Income from
     operations . .           3.8          3.7         4.9          4.3          4.0      4.1           4.0       4.1
   Net income (pro
     forma for first two
     quarters of 1996)        2.2          2.0         2.2          2.1          2.7      2.2           2.4       2.5



         The Company's sales are influenced by a number of seasonal factors associated with consumer electronics and retail sales which tend to result in increased volume in the latter part of the calendar year. The overall growth of the Company's business has reduced the impact of such factors on the Company's operating results. However, seasonality contributes to the increase in the Company's sales in the fourth quarter of its fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories resulting from its growth and to fund capital expenditures, acquisitions and contract financing receivables. The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings, proceeds and tax benefits from the exercise of stock options and the issuance of equity securities.

         At December 31, 1997, the Company had working capital of approximately $281.3 million compared to working capital of approximately $143.5 million at December 31, 1996. This increase in working capital was primarily attributable to an increase in accounts receivable and contract financing receivables and a decrease in accounts payable partially offset by a decrease in inventory. This increase in working capital was funded by the Company's August 1997 public offering and by bank borrowings.

         Net cash used by operating activities was approximately $125.2 million for the year ended December 31, 1997, as compared to approximately $31.5 million for the year ended December 31, 1996. The increase in cash used by operating activities for 1997 was primarily attributable to an increase in working capital (exclusive of the increase in contract financing receivables),
partially offset by the net income earned.   Net cash used by investing
activities was approximately $35.6 million for 1997, as compared to approximately $30.6 million for 1996. The increase in cash used by investing activities in 1997 was primarily attributable to capital expenditures for the purchase of information systems equipment and software, the expansion of the Company's operations center in Indianapolis, Indiana, the opening of a west coast operations center in Sparks, Nevada, the acquisitions completed in 1997, the continued expansion of international operations and the increase in contract financing receivables, partially offset by the sale of the Company's investment in certain marketable securities. Net cash provided by financing activities was approximately $150.5 million for 1997, as compared to approximately $76.0 million for 1996. The net cash provided by financing activities in 1997 was primarily due to the Company's August 1997 public offering, borrowings under the Company's credit facilities and proceeds and tax benefits from the exercise of stock options, while net cash provided by financing activities in 1996 was primarily due to borrowings under the Company's credit facility and proceeds and tax benefits from the exercise of stock options. At December 31, 1997, the Company had cash, cash equivalents and marketable securites of approximately $6.4 million.

         On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as co-agents for a group of banks (collectively, the "Banks"). The line of credit matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and the Federal funds effective rate plus 0.50% (the "Base Rate") or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio as defined in the credit agreement) plus a spread reserve, if any, and provides the Company with the ability to borrow in multiple currencies and thus to use the facility for its global working capital needs. Borrowings by the Company's non-United States subsidiaries bear interest at various rates negotiated with the applicable lenders based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At December 31, 1997, there was approximately $147 million outstanding at interest rates ranging from 5.0% to 14.5% (a weighted average rate of 8.2%) and an aggregate of $12 million in letters of credit outstanding under this credit facility, with $41 million of credit available.

         All of the Company's assets located in the United States and 65% of the capital stock of the Company's subsidiaries domiciled outside of the United States are pledged to the Banks as collateral, and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could, under certain circumstances, limit the Company's ability to implement its expansion plans. In addition to certain net worth and other financial covenants, the Company's loan agreement with the Banks limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling all or substantially all of its assets.

         In August 1997, the Company consummated a public offering of 5,400,000 shares of Common Stock by the Company and an additional 4,600,000 shares of Common Stock on behalf of two stockholders (the "Selling Stockholders").
Upon consummation of the offering, the Selling Stockholders, who were former stockholders of Allied Communications, resigned as members of the Company's Board of Directors pursuant to an agreement with the Company. The proceeds to the Company of approximately $75 million (net of estimated expenses) were used to reduce the borrowings outstanding on its credit facility.

         The Company has generated five-year compounded annual growth in net sales and pro forma net income through 1997 in excess of 60% and 87%, respectively. In order to fund the working capital necessary for this level of growth, the Company successfully raised over $350 million of capital (using an appropriate combination of both debt and equity capital). The Company anticipates that to maintain similar growth in the future, it will be necessary to continue to raise additional capital during 1998, while maintaining appropriate leverage ratios.

         The Company has increasingly emphasized the sale of products on open account terms and has purchased increased levels of inventories to support an expanding customer base, which resulted in increased accounts receivable days outstanding and a decrease in inventory turns in 1996. While, in 1997, the accounts receivable days outstanding decreased and inventory turns increased, the Company continues to emphasize open account terms and maintains appropriate levels of inventory to support its expanding customer base. In addition, the Company began, in 1997, to offer financing of inventory and receivables to certain customers under contractual arrangements.

         Trade accounts receivable are generated through sales to network operators, agents, resellers, dealers and retailers in the wireless communication industry and are dispersed throughout the world, including Asia and the Pacific Rim, North America, Europe, the Middle East, Africa and Latin America. Contract financing receivables are generated through financing transactions with network operators and their agents located in the North American wireless communication market.

         At December 31, 1997, the Company's allowance for doubtful accounts was $3.4 million, which the Company believes was adequate for the size and nature of its receivables at that date. Bad debt expense accounted for less than 1% of the Company's net sales in each of 1995, 1996 and 1997. Nevertheless, the Company's accounts receivable and contract financing receivables are concentrated with network operators, agent dealers and mass retailers and delays in collection or the uncollectibility of accounts receivable or contract financing receivables could have a material adverse effect on the Company's liquidity, working capital position and results of operations. In connection with the Company's expanded operations, the Company has offered open account terms to additional customers in various worldwide markets, which subjects the Company to increased credit risk, particularly in foreign markets, and could require the Company to increase its allowance for doubtful accounts. The Company believes that the ability to offer these credit terms provides it with a competitive advantage.

         The Company seeks to minimize losses on credit sales by closely monitoring its customers' credit worthiness and by seeking to obtain letters of credit or similar security in connection with certain open account sales.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

         The Company transacts business in worldwide markets and its operations outside of the United States have accounted for an increasing portion of the Company's business. Accordingly, the Company's future results could be adversely effected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions, trade protection measures and failure or material interruption of wireless systems and services.

         The Company is also exposed to foreign currency exchange rate risk inherent in its assets, liabilities and results of operations denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt. A significant portion of the Company's operations are located outside the United States in countries such as China (including Hong
Kong), the United Kingdom, Australia, Sweden, South Africa, the Philippines and Brazil and other Latin America countries. The financial statements of these operations are denominated in the local currencies of those countries. During 1997, the U.S. dollar strengthened against most of these currencies resulting in translation of these financial statements into lower U.S. dollar amounts. The translation of the Company's foreign currency-denominated financial statements had less than a 5% impact on the Company's consolidated results of operations and consolidated stockholders' equity in 1997.

         The Company's subsidiaries do not typically have significant amounts of assets, liabilities or commitments that are denominated in currencies other than the respective operation's functional currency. The Company periodically utilizes derivative financial instruments, including forwards, swaps and purchased options as well as borrowings denominated in foreign currencies to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses on the financial instruments against the gains and losses that occur on the underlying exposures. The Company does not enter into derivatives for speculative or trading purposes and, at December 31, 1997, had no significant position in derivative instruments.

FUTURE OPERATING RESULTS

         The following discussion and analysis, as well as other statements in this Report on Form 10-K which are not based on historical fact, contain forward-looking statements, and actual future results may differ materially. Future trends for net sales and profitability are difficult to predict due to a variety of risks and uncertainties, including, among others (i) business conditions and growth in the Company's markets, including currency, economic and political risks in markets in which the Company operates, (ii) availability and prices of wireless communications products, (iii) absorption, through sales growth, of the increasing operating costs that the Company has incurred and continues to incur in connection with its expansion activities and provision of value-added services, (iv) successful consummation and integration of future acquisitions, (v) continued success of strategic relationships with wireless equipment manufacturers, network operators and other providers of wireless communications logistics services, (vi) ability to meet the intense industry competition, (vii) continued access to increasing amounts of capital, and
(viii) the highly dynamic nature of the industry in which the Company participates.

         The Company expects net sales to continue to grow in all of its divisions and to price its products and services to obtain reasonable operating margins. Because of the dynamic nature of the industry in which the Company operates and the impact of changes in the Company's mix of services, future net sales and net income growth rates are difficult to estimate with precision.

         The Company expects its gross margin percentages to increase as the impact of the improved sales mix and value-added services continues. Gross margins may be affected by product, freight and other costs, price competition and by changes in the mix of the Company's products, services, geographic markets and customers.

         The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in connection with higher sales levels. However, the Company anticipates its operating margins will increase as the growth in gross margins should exceed any growth in selling, general and administrative expenses as a percent of net sales.

         Because of the aforementioned uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future financial performance, and investors should not use historical trends to anticipate future results or trends.

IMPACT OF THE YEAR 2000

         Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company makes ongoing assessments of the internal readiness of its computer systems and believes that the cost of any modification required will not have a material effect on its results of operations or financial condition, in part because the Company recently implemented a comprehensive Informix-based information system that is year 2000 compliant. The Company has completed implementation of this system in its North America division and parts of its Latin America division and plans to complete implementation of this system at all of its significant worldwide locations before the end of 1998. Costs associated with the year 2000 assessment and any related correction of specific problems are expensed as incurred.

         In addition, the Company is assessing the readiness of third-party suppliers and customers whose computer systems interact with the Company's computer systems. There is no guarantee that these third parties will timely convert their systems or that their systems will not have an adverse effect on the Company's systems; however, the Company plans to devote the necessary resources to resolve any potentially significant year 2000 issues facing it, whether from within its operations or as a result of its interaction with these third parties, in a timely manner.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of the Company appear herein following Item 14 below. Quarterly Results are included in Item 7 above.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Board of Directors is divided into three classes serving staggered three-year terms. Executive officers are elected by, and serve at the discretion of, the Board of Directors. The directors and executive officers of the Company are as follows:

               Name                           Age                                      Position
               ----                           ---                                      --------
Robert J. Laikin(2) . . . . . . .              34                       Chairman of the Board and Chief
                                                                        Executive Officer

J. Mark Howell(1) . . . . . . . .              33                       President, Chief Operating Officer
                                                                        and Director

Dana E. Marlin  . . . . . . . . .              37                       Executive Vice President

T. Scott Housefield(3)  . . . . .              40                       Executive Vice President and
                                                                        Director

Phillip A. Bounsall . . . . . . .              37                       Executive Vice President, Chief
                                                                        Financial Officer and Treasurer

Steven E. Fivel . . . . . . . . .              37                       Executive Vice President, General
                                                                        Counsel and Secretary

John W. Adams(3)  . . . . . . . .              49                       Director

Rollin M. Dick(2)   . . . . . . .              66                       Director

Steven B. Sands(3)  . . . . . . .              39                       Director

Stephen H. Simon(1) . . . . . . .              32                       Director

Todd H. Stuart(1) . . . . . . . .              32                       Director

Robert F. Wagner(2) . . . . . . .              62                       Director

--------------
(1)     Class I director, term expires in 1998

(2)     Class II director, term expires in 1999

(3)     Class III director, term expires in 2000

         Robert J. Laikin, a founder of the Company, has been a director of the Company since its inception in August 1989. Mr. Laikin has been Chairman of the Board and Chief Executive Officer of the Company since January 1994. Mr.
Laikin was President of the Company from June 1992 until September 1996 and Vice President and Treasurer of the Company from August 1989 until May 1992. From July 1986 to December 1987, Mr. Laikin was Vice President and, from January 1988 to February 1993, President of Century Cellular Network, Inc., a company engaged in the retail sale of cellular telephones and accessories.

         J. Mark Howell has been a director of the Company since October 1994. Mr. Howell has been President of the Company since September 1996 and Chief Operating Officer of the Company since September 1995. He was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of the Company from July 1994 until September 1996. From July 1992 until joining the Company, Mr. Howell was Corporate Controller for ADESA Corporation, a company which owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell was a Manager with Ernst & Young LLP.

         Dana E. Marlin has been an Executive Vice President of the Company since August 1997. From August 1996 to August 1997 he was the Managing Director of the Company's Asia-Pacific division. Mr. Marlin joined Brightpoint in August 1996 as part of the formation of BIL, a joint venture established by the Company and Technology Resources International Limited ("TRI"). Prior to joining the Company, Mr. Marlin was a principal of TRI (whose interest in BIL was acquired by the Company in November 1996) since its formation in July 1995. From January 1994 to June 1995, Mr. Marlin was Executive Vice President, Sales at Novatel Communications, Ltd., a wirelss telecommunications technology company, and during 1993 he was Vice President - Purchasing at CellStar Corporation, a distributor of wireless handsets and accessories.

         T. Scott Housefield has been a director of the Company since January 1993 and an Executive Vice President of the Company since July 1994. From January 1993 to June 1994, Mr. Housefield was Chief Financial Officer of the Company and, from January 1994 to July 1994, he was Chief Operating Officer of the Company. Prior thereto, Mr. Housefield owned and operated Housefield Marketing Corp., a company engaged in the wholesale distribution of textiles.

         Phillip A. Bounsall has been an Executive Vice President, Chief Financial Officer and Treasurer of the Company since October 1996. From March 1994 until September 1996, Mr. Bounsall was Chief Financial Officer of Walker Information, Inc., a provider of customer satisfaction measurement and other information services. Previously, Mr. Bounsall was a senior manager with Ernst & Young LLP, where he worked for 12 years.

         Steven E. Fivel has been an Executive Vice President, General Counsel and Secretary of the Company since January 1997. From December 1993 until January 1997, Mr. Fivel was an attorney with SDG Administrative Services Partnership, L.P., an affiliate of Simon DeBartolo Group, a publicly-held real estate investment trust. From February 1988 to December 1993, Mr. Fivel was an attorney with Melvin Simon & Associates, Inc., a privately-held shopping center development company.

         John W. Adams has been a director of the Company since April 1994. Since October 1983, Mr. Adams has been Vice President of Browning Investments, Inc., a commercial real estate development company. Mr. Adams is a trustee of Century Realty Trust, a publicly-held real estate investment trust.

         Rollin M. Dick has been a director of the Company since April 1994. Since February 1986, Mr. Dick has been Executive Vice President and Chief Financial Officer of Conseco, Inc., a publicly-held life insurance holding company. Mr. Dick is also a director of Conseco, Inc.
and General Acceptance Corporation, a publicly-held automotive finance company.

         Steven B. Sands has been a director of the Company since May 1994. Since 1990, Mr. Sands has been Co-Chairman and Chief Executive Officer of Sands Brothers & Co., Ltd., an investment banking firm. Mr. Sands is a director of Semiconductor Packaging Materials Co., Inc., a semiconductor components manufacturer; Command Security Corp., a provider of security guards; and The Village Green Bookstore, Inc., a bookstore owner and operator, each a publicly-held company.

         Stephen H. Simon has been a director of the Company since April 1994. Mr. Simon has been President and Chief Executive Officer of Melvin Simon & Associates, Inc., a privately-held shopping center development company, since February 1997. From December 1993 until February 1997, Mr. Simon was Director of Development for SDG Administrative Services Partnership, L.P., an affiliate of Simon DeBartolo Group, a publicly-held real estate investment trust.
From November 1991 to December 1993, Mr. Simon was Development Manager of Melvin Simon & Associates, Inc.

         Todd H. Stuart has been a director of the Company since November 1997. Mr. Stuart has been Vice President, since May 1993, and Director of Transportation, since May 1985, of Stuart's Inc., a provider of domestic and international logistics and transportation services. Mr. Stuart is a director of The National Bank of Indianapolis.

         Robert F. Wagner has been a director of the Company since April 1994. Mr. Wagner has been engaged in the practice of law with the firm of Lewis & Wagner since 1973.

ITEM 11.         EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table discloses for the periods presented the compensation for the person who served as the Company's Chief Executive Officer and for each of the five highest paid (not including the Chief Executive Officer) executive officers of the Company whose total individual compensation exceeded $100,000 for the Company's fiscal year ended December 31, 1997 (the "Named Executives"):


                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                                                                                      AWARDS
                                                                         ANNUAL                    ------------
                                                                       COMPENSATION                 SECURITIES
NAME AND PRINCIPAL                                                  -----------------               UNDERLYING
POSITION                                             YEAR           SALARY          BONUS             OPTIONS
------------------                                   ----           ------          -----           ----------
Robert J. Laikin ...................                 1997         $200,000          $700,000           200,000
Chief Executive Officer                              1996          180,000           200,000           750,000
                                                     1995          120,000           105,000           585,938

J. Mark Howell......................                 1997          200,000           700,000           200,000
President and                                        1996          150,000           175,000           750,000
Chief Operating Officer                              1995           90,000            85,000           351,564

Dana E. Marlin .....................                 1997          162,700           200,000           400,000
Executive Vice President                             1996           62,700(1)        250,000            44,250
                                                     1995             --               --                 --

T. Scott Housefield ................                 1997          200,000           700,000           200,000
Executive Vice President                             1996          150,000           175,000           750,000
                                                     1995           90,000            60,000           117,188

Phillip A. Bounsall ................                 1997          125,000           300,000            50,000
Executive Vice President,                            1996           26,042(2)        125,000(3)        187,750
Chief Financial Officer and                          1995             --               --                 --
Treasurer

Steven E. Fivel ....................                 1997          125,000           325,000(4)         143,750
Executive Vice President, General                    1996             --               --                --
Counsel and Secretary                                1995             --               --                --

_______________

(1) Mr. Marlin's employment with the Company commenced on August 1, 1996.

(2)      Mr. Bounsall's employment with the Company commenced on October 14,
         1996.

(3)      Includes a signing bonus of $100,000.

(4)      Includes a signing bonus of $25,000.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information with respect to individual stock options granted during fiscal 1997 to each of the Named Executives:


                                                                                                     POTENTIAL REALIZABLE
                                                      % OF                                             VALUE AT ASSUMED
                                                     TOTAL                                             ANNUAL RATES OF
                                                    OPTIONS                                              STOCK PRICE
                                     SHARES        GRANTED TO                                          APPRECIATION FOR
                                   UNDERLYING      EMPLOYEES        EXERCISE                           OPTION TERM(2)
                                    OPTIONS        IN FISCAL         PRICE        EXPIRATION           ----------------
          NAME                     GRANTED(1)        YEAR            ($/SH)          DATE                 5%      10%
          ----                     ----------      ----------       --------      ----------             ---      ---

 Robert J. Laikin  . . . . .       200,000            6.3%          $13.00         10/25/02          $718,332      $1,587,326

 J. Mark Howell  . . . . . .       200,000            6.3%           13.00         10/25/02           718,332       1,587,326

 Dana E. Marlin  . . . . . .       100,000(3)         3.1%           11.20         01/13/02           309,435         683,771
                                   100,000            3.1%           15.50         08/25/02           428,236         946,291
                                   200,000            6.3%           13.00         10/25/02           718,332       1,587,326

 T. Scott Housefield . . . .       200,000            6.3%           13.00         10/25/02           718,332       1,587,326

 Phillip A. Bounsall . . . .        50,000            1.6%           13.00         10/25/02           179,583         396,832

 Steven E. Fivel . . . . . .        93,750(3)         2.9%            9.70         01/19/02           251,244         555,183
                                    50,000            1.6%           13.00         10/25/02           179,583         396,832

____________________

(1) All options were granted under the Company's 1994 Stock Option Plan, except as indicated below, and are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date of grant.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

(3)      These options were granted under the Company's 1996 Stock Option Plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning each exercise of stock options by each of the Named Executives during the fiscal year ended December 31, 1997 and the value of unexercised stock options held by the Named Executives as of December 31, 1997:



                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                SHARES                         OPTIONS AT DECEMBER 31, 1997         AT DECEMBER 31, 1997  (1)
                             ACQUIRED ON       VALUE          ----------------------------       ----------------------------
 NAME                         EXERCISE        REALIZED      EXERCISABLE         UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
 ----                        ------------    ----------     -----------         -------------   -----------     -------------

 Robert J. Laikin  . . .        690,104      $5,350,713           302,086          778,124     $2,433,933         $4,781,474

 J. Mark Howell  . . . .           --              --             406,252          778,124      3,479,239          4,781,474

 Dana E. Marlin  . . . .           --              --              44,250          400,000        392,719            442,500

 T. Scott Housefield . .        117,188         764,066           250,000          700,000      1,911,250          3,997,500

 Phillip A. Bounsall . .           --              --              62,500          175,000        477,813            999,375

 Steven E. Fivel . . . .           --              --                --            143,750           --              435,156

________________

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock.

DIRECTOR COMPENSATION

         For the fiscal year ended December 31, 1997, each non-employee director received cash compensation of $10,000 per annum, $2,500 for each meeting of the Board of Directors attended, and $1,000 for each meeting of a committee of the Board of Directors attended. The Company has adopted a Non-Employee Director Stock Option Plan (the "Director Plan") pursuant to which non-employee directors are eligible to receive options to purchase an aggregate of 937,500 shares. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 10,000 shares of Common Stock upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 4,000 shares. All of such options are granted at fair market value on the date of grant and are exercisable as to all of the shares covered thereby commencing one year from the date of grant. To date, the Company has granted to each of Messrs. Adams, Dick, Sands, Simon and Wagner options to purchase 94,625 shares of Common Stock pursuant to the Director Plan and 10,000 shares of Common Stock pursuant to the Company's 1996 Stock Option Plan and has granted Mr. Stuart options to purchase 24,000 shares of Common Stock pursuant to the Director Plan. During the year ended December 31, 1997, the Company granted options to purchase 20,000 shares, at an average exercise price of $12.80 per share (after all stock splits), to each of Messrs. Adams, Dick, Sands, Simon, Stuart and Wagner.

EMPLOYMENT AGREEMENTS

         The Company has entered into five-year "evergreen" employment agreements with each of Messrs. Laikin, Howell and Housefield which are automatically renewable for successive one-year periods and provide for an annual base compensation of $200,000 and such bonuses as the Compensation Committee of the Board of Directors may from time to time determine. If the Company provides the employee with notice that it desires to terminate the agreement, there is a final five-year term commencing on the date of such notice. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of two years thereafter. The employment agreements also provide that if the employee's employment is terminated under certain circumstances, including as a result of a "change of control," the employee will be entitled to receive severance pay equal to ten times the total compensation (including salary, bonus, the value of all perquisites and the value of all stock options received or earned by the employee) received from the Company during the twelve months prior to the date of termination. For purposes of such agreements, a "change of control" shall be deemed to occur, unless previously consented to in writing by the respective employee, upon (i) the actual acquisition, or the execution of an agreement to acquire, 20% or more of the voting securities of the Company by any person or entity not affiliated with the respective employee (other than pursuant to a bona fide underwriting agreement relating to a public distribution of securities of the Company), (ii) the commencement of a tender or exchange offer for more than 20% of the voting securities of the Company by any person or entity not affiliated with the respective employee, (iii) the commencement of a proxy contest against management for the election of a majority of the Board of Directors of the Company if the group conducting the proxy contest owns, has or gains the power to vote at least 20% of the voting securities of the Company,
(iv) a vote by the Board of Directors to merge, consolidate or sell all or substantially all of the assets of the Company to any person or entity not affiliated with the respective employee, or (v) the election of directors constituting a majority of the Board of Directors who have not been nominated or approved by the respective employee. In addition, the Company has entered into three-year "evergreen" employment agreements with each of Messrs.

Bounsall and Fivel, which are automatically renewable for successive one-year periods, provide for an annual base compensation of $150,000 as of January 1, 1998 and provide otherwise for substantially the same terms as the employment agreements described above, except that if the employee's employment is terminated under certain circumstances, including as a result of a change of control, the employee will be entitled to receive severance pay equal to three times the compensation received from the Company during the twelve months prior to the date of termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 17, 1998 based on information obtained from the persons named below, (i) by each person known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executives, (iii) by each of the Company's directors, and (iv) by all executive officers and directors of the Company as a group:



                         NAME AND ADDRESS OF                             AMOUNT AND NATURE OF       PERCENTAGE OF OUTSTANDING
                         BENEFICIAL OWNER(1)                           BENEFICIAL   OWNERSHIP(2)          SHARES OWNED
                         -------------------                           -------------------------          ------------
 Robert J. Laikin(3) . . . . . . . . . . . . . . . . . . . . . . .                     948,590                 1.9 %

 J. Mark Howell(4) . . . . . . . . . . . . . . . . . . . . . . . .                     250,006                  *

 Dana E. Marlin(5) . . . . . . . . . . . . . . . . . . . . . . . .                     850,000                 1.7 %

 T. Scott Housefield(6)  . . . . . . . . . . . . . . . . . . . . .                        --                   --

 Phillip A. Bounsall(7)  . . . . . . . . . . . . . . . . . . . . .                        --                   --

 Steven E. Fivel(8)  . . . . . . . . . . . . . . . . . . . . . . .                        --                   --

 Rollin M. Dick (9)  . . . . . . . . . . . . . . . . . . . . . . .                   1,074,999                 2.1 %

 Steven B. Sands(10) . . . . . . . . . . . . . . . . . . . . . . .                     119,125                  *

 John W. Adams(11) . . . . . . . . . . . . . . . . . . . . . . . .                      43,750                  *

 Stephen H. Simon(12)  . . . . . . . . . . . . . . . . . . . . . .                      25,000                  *

 Robert F. Wagner(13)  . . . . . . . . . . . . . . . . . . . . . .                      25,000                  *

 Todd H. Stuart(14)  . . . . . . . . . . . . . . . . . . . . . . .                         --                  --

 AMVESCAP PLC(15)  . . . . . . . . . . . . . . . . . . . . . . . .                   4,079,980                 8.0 %

 The Capital Group Companies, Inc.
 Capital Research and Management Company
 SMALLCAP World Fund, Inc. (16)  . . . . . . . . . . . . . . . . .                   2,732,500                 5.3 %

 All executive officers and directors as a group (twelve
 persons)(17)  . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,336,470                 6.5 %

______________________
*        Less than 1%.

(1) The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of the Company, 6402 Corporate Drive, Indianapolis, Indiana 46278.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from

         February 17, 1998 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 17, 1998 have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 206 shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 978,124 shares. During October and November 1997 Mr. Laikin sold call options covering an aggregate of 948,382 of his shares and purchased put options covering an aggregate of 948,382 of his shares. The call and put options become exercisable on either November 1, 1999 or May 5, 2000 and expire at the end of the date they first become exercisable.

(4) Represents shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 978,124 shares.

(5) Includes 100,000 shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 500,000 shares. During October and November 1997 Mr. Marlin sold call options covering an aggregate of 716,000 of his shares and purchased put options covering an aggregate of 716,000 of his shares. The call and put options become exercisable on either October 29, 1999 or April 28, 2000 and expire at the end of the date they first become exercisable.

(6)      Does not include options to purchase 900,000 shares.

(7)      Does not include options to purchase 250,000 shares.

(8)      Does not include options to purchase 187,500 shares.

(9) Includes: (i) 984,374 shares held in the name of Rollin M. Dick and Helen E. Dick 1996 Grantor Retained Annuity Trust II, and (ii) 90,625 shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 14,000 shares.

(10) Includes: (i) 7,500 shares held by Ponderosa Partners, L.P., of which Mr. Sands is a controlling stockholder, officer and director of the corporate general partner, (ii) 20,000 shares held by Katie & Adam Bridge Partners, L.P., of which Mr. Sands has a 50% equity interest in the corporate general partner, (iii) 1,000 shares held by Ben Sands and Steven Sands, as to which Mr. Sands has a 50% beneficial interest, and (iv) 90,625 shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 14,000 shares.

(11) Represents shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 14,000 shares.

(12) Represents shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 14,000 shares.

(13) Represents shares underlying options which are exercisable within 60 days of February 17, 1998. Does not include options to purchase 14,000 shares.

(14)     Does not include options to purchase 24,000 shares.

(15) Based solely on Form 13-G filed with the Commission by AMVESCAP PLC, a parent holding company, as part of a group consisting of itself and the following of its subsidiaries: AVZ, Inc., Aim Management
         Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc., INVESCO Funds Group, Inc. and INVESCO Management & Research, Inc., with respect to the group's shared voting and dispositive power over the shares. The principal business address for AMVESCAP PLC is 11 Devonshire Square, London EC2M 4YR, England.

(16) Based solely on Form 13-G jointly filed with the Commission by The Capital Group Companies, Inc. ("CGC"), the parent holding company of six investment management companies, including Capital Research and Management Company ("CRMC"), CRMC, an investment advisor and the wholly-owned subsidiary of CGC, and SMALLCAP World Fund, Inc., an investment company which is advised by CRMC, pursuant to which each of CGC and CRMC reported sole dispositive power over the shares (in the case of CRMC, because such shares are under CRMC's discretionary investment management and, in the case of CGC, because, as a parent company of several investment managers, it is deemed the "beneficial holder" of the aggregate holdings of all of the accounts managed by its subsidiaries) and SCWF reported sole voting power over the shares. The principal business address for the filers was listed as 333 South Hope Street, Los Angeles, CA 90071.

(17) Includes an aggregate of 625,212 shares underlying options which are exercisable within 60 days of February 17, 1998, including those listed in notes (3) through (14), above.


ITEM 13.         CERTAIN RELATED TRANSACTIONS.

         Century Cellular Network, Inc. ("Century"), a company 50% owned by Robert J. Laikin, Chairman of the Board of the Company, was a customer and supplier to the Company until December 31, 1996. For the year ended December 31, 1997, the Company received approximately $679,000 from Century in full payment of certain accounts receivable outstanding as of December 31, 1996.

         In May 1997, in connection with the assignment from Century to the Company of certain leasehold premises located in Indianapolis which were previously guaranteed by Mr. Laikin, the third-party landlord under such lease released Mr. Laikin from his personal guaranty.

         The Company utilizes the services of a third party for the purchase of corporate gifts, promotional items and standard and personalized corporate stationery. Mrs. Judy Laikin, the mother of Robert J. Laikin, owns this advertising specialty company. For the year ended December 31, 1997, the Company purchased approximately $386,386 of services and products from this party. The Company believes these purchases by the Company were made on terms no less favorable than could be made from an unrelated party.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)(1)           The following Financial Statements are included herein:

                 Report of Independent Auditors

                 Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997

                 Consolidated Balance Sheets as of December 31, 1996 and 1997

                 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996
                 and 1997

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

                 Notes to Consolidated Financial Statements

(a)(2) The following financial schedule for the year ended December 31, 1997 is submitted herewith:

                 Schedule II - Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)           Exhibits

Exhibit
Number           Description

3.1              Certificate of Incorporation of the Company, as amended (10)

3.2              Amended and Restated By-Laws of the Company (10)

3.3 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995. (2)

4.1              Form of Common Stock Certificate (1)

10.1             1994 Stock Option Plan (1)

10.2             1996 Stock Option Plan (8)

10.3             Non-Employee Directors Stock Option Plan (1)

10.4             Form of Employment Agreement between the Company and Robert J.
                 Laikin, J. Mark Howell and T. Scott Housefield (8)

10.5 Form of Amendment to Employment Agreement between the Company and Robert J. Laikin, J. Mark Howell and T. Scott Housefield
                 (11)

10.6 Form of Employment Agreement between the Company and its Executive Vice Presidents (8)

10.7 Lease Agreement between the Company and WRC Properties, Inc., as amended and Unconditional Guaranty of Lease by Century Cellular Network, Inc. (1)

10.8             Lease Agreement between the Company and Park 100 Properties,
                 Inc.  (2)

10.9             Lease Agreement between the Company and Industrial Affiliates,
                 Ltd.  (2)

10.10 Lease Agreement between the Company and Airport Key Corporation, dated November 30, 1995 (3)

10.11 Lease Agreement between the Company and Corporate Drive Associates, LLC, dated June 6, 1995 (3)

10.12 Amendment to Lease Agreement between the Company and Corporate Drive Associates, LLC, dated October 3, 1995 (3)

10.13 Second Amendment to Lease agreement between the Company and Corporate Drive Associates, LLC, dated as of July 17, 1996 (10)

10.14 Lease Agreement (Building Expansion) between the Company and Corporate Drive Associates, LLC, dated as of July 17, 1996 (10)

10.15 Lease Agreement between the Company and SCI North Carolina Limited Partnership, dated October 21, 1997 (11)

10.16 Lease Extension Agreement between the Company and SCI North Carolina Limited Partnership, dated January 14, 1998 (11)

10.17 Agreement and Plan of Merger, as amended on April 29, 1996, by and among the Company, Brightpoint Acquisition, Inc., a wholly-owned subsidiary of the Company, Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc., Robert Picow and Joseph Forer. (5)

10.18 Stock Purchase Agreement, dated as of October 1, 1996, among the Company, Brightpoint International Ltd., Technology Resources International Ltd., Safkong Holdings Limited, Marriott Investment & Trade Inc., John Maclean-Arnott and Dana Marlin. (6)

10.19 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent. (7)

10.20 Lease Agreement between the Company and DP Operating Partnership, L.P., dated as of March 1, 1997 (9)

10.21 Multicurrency Credit Agreement dated as of June 24, 1997 (the "Credit Agreement") among the Company, Brightpoint International Ltd., the Subsidiary Borrowers from time to time party thereto, the Guarantors from time to time party thereto, the Financial Institutions from time to time party thereto as lenders, The First National Bank of Chicago as administrative agent and Bank One, Indiana, N.A. as syndication agent (10)

10.22 Form of Waiver and Amendment No. 1 to Credit Agreement dated as of November 15, 1997 (11)

11.1             Statement re: computation of per share earnings (11)

21.1             Subsidiaries (11)

23.1             Consent of Ernst & Young LLP (11)

23.2             Report of Coopers & Lybrand LLP (11)

23.3             Consent of Coopers & Lybrand LLP (11)

27.1             Financial Data Schedule (11)

99.1             Cautionary Statements

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

(4) Incorporated by reference to Registration Statement on Form S-3 (33-97084) effective October 24, 1995.

(5) Incorporated by reference to Current Report on Form 8-K, dated June 12,
    1996.

(6) Incorporated by reference to Current Report on Form 8-K, dated December 31, 1996.

(7) Incorporated by reference to Current Report on Form 8-K, dated March 28,
    1997.

(8) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference to Quarterly Report on Form 10-Q for the three months ended March 31, 1997.

(10)Incorporated by reference to Registration Statement on Form S-3 (333-29533) effective August 6, 1997.

(11)Filed herewith.

(b) Reports on Form 8-K:

    None

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
BRIGHTPOINT, INC.

     We have audited the accompanying consolidated balance sheets of Brightpoint, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1995 financial statements of Allied Communications, which are included in the consolidated financial statements, which statements reflect net sales constituting 36% in 1995 of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Allied Communications, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 23, 1998

                               BRIGHTPOINT, INC.

                       Consolidated Statements Of Income

                (Amounts in thousands, except per share data)

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                              1995           1996           1997
                                                            --------       --------      ----------

Net sales...............................................    $419,149       $589,718      $1,035,649
Cost of sales...........................................     390,950        543,878         950,478
                                                            --------       --------      ----------
Gross profit............................................      28,199         45,840          85,171
Selling, general and administrative expenses............      14,813         20,849          43,309
                                                            --------       --------      ----------
Income from operations..................................      13,386         24,991          41,862
Merger expenses.........................................          --          2,750              --
Net investment gain.....................................          --             --           1,432
Interest expense........................................       1,383          2,118           6,367
                                                            --------       --------      ----------
Income before income taxes and minority interest........      12,003         20,123          36,927
Income taxes............................................       3,838          7,328          11,065
                                                            --------       --------      ----------
Income before minority interest.........................       8,165         12,795          25,862
Minority interest in subsidiaries' earnings.............          --          1,758             352
                                                            --------       --------      ----------
Net income..............................................    $  8,165       $ 11,037      $   25,510
                                                            ========       ========      ==========
Pro forma data (unaudited):
  Historical income before income taxes and one-time
     merger expenses....................................    $ 12,003       $ 22,873
  Pro forma income taxes................................       4,696          8,493
  Minority interest in subsidiaries' earnings...........          --          1,758
                                                            --------       --------
  Pro forma net income..................................    $  7,307       $ 12,622
                                                            ========       ========
Net income per share (pro forma for 1995 and 1996):
  Basic.................................................    $   0.22       $   0.31      $     0.55
                                                            ========       ========      ==========
  Diluted...............................................    $   0.21       $   0.30      $     0.53
                                                            ========       ========      ==========
Weighted average common shares outstanding:
  Basic.................................................      32,876         40,743          46,630
                                                            ========       ========      ==========
  Diluted...............................................      34,208         42,279          48,461
                                                            ========       ========      ==========

                            See accompanying notes.

                               BRIGHTPOINT, INC.

                          Consolidated Balance Sheets

                            (Amounts in thousands)



                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1996          1997
                                                              ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 14,255      $  2,941
  Accounts receivable (less allowance for doubtful accounts
     of $1,115 in 1996 and $3,394 in 1997)..................   113,119       212,946
  Contract financing receivables............................        --        49,470
  Inventories...............................................   112,916        95,716
  Marketable securities.....................................    18,000         3,478
  Other current assets......................................     8,422        26,960
                                                              --------      --------
Total current assets........................................   266,712       391,511
Property and equipment......................................     8,207        23,420
Goodwill....................................................    15,232        31,161
Other assets................................................     8,894        10,610
                                                              --------      --------
Total assets................................................  $299,045      $456,702
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $123,231      $110,191
                                                              --------      --------
Total current liabilities...................................   123,231       110,191
Deferred taxes..............................................       330            --
Notes payable...............................................    79,564       146,963
Minority interest...........................................       938           257
Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares authorized;
     no shares issued or outstanding........................        --            --
  Common stock, $0.01 par value: 100,000 shares authorized;
     43,273 and 50,396 issued and outstanding,
     respectively...........................................       433           504
  Additional paid-in capital................................    73,142       160,387
  Retained earnings.........................................    17,381        42,891
  Unrealized gain (loss) on marketable securities, net of
     tax....................................................     3,929           (74)
  Cumulative foreign currency translation adjustment........        97        (4,417)
                                                              --------      --------
Total stockholders' equity..................................    94,982       199,291
                                                              --------      --------
Total liabilities and stockholders' equity..................  $299,045      $456,702
                                                              ========      ========

                            See accompanying notes.

                               BRIGHTPOINT, INC.

                Consolidated Statements of Stockholders' Equity

                            (Amounts in thousands)

                                            COMMON STOCK      ADDITIONAL
                                          ----------------     PAID-IN                 RETAINED
                                          SHARES    AMOUNT     CAPITAL       OTHER     EARNINGS     TOTAL
                                          ------    ------    ----------     -----     --------     -----

Balance at January 1, 1995..............  30,562     $306      $ 13,029     $    --    $ 6,948     $ 20,283
  S corporation dividends...............      --       --            --          --     (1,365)      (1,365)
  Issuance of common stock, net of
     costs..............................   7,230       72        33,474          --         --       33,546
  Exercise of stock options and warrants
     and related income tax benefit.....   1,996       20         4,208          --         --        4,228
  Net income............................      --       --            --          --      8,165        8,165
                                          ------     ----      --------     -------    -------     --------
Balance at December 31, 1995............  39,788      398        50,711          --     13,748       64,857
  S corporation dividends...............      --       --            --          --       (289)        (289)
  Transfer of Allied Communications
     undistributed S corporation
     earnings...........................      --       --         7,115          --     (7,115)          --
  Exercise of stock options and warrants
     and related income tax benefit.....   1,985       20         7,231          --         --        7,251
  Common stock issued in connection with
     the purchase of Brightpoint
     International Ltd..................   1,500       15         8,085          --         --        8,100
  Foreign currency translation
     adjustment.........................      --       --            --          97         --           97
  Change in unrealized gain/loss on
     marketable securities, net of
     tax................................      --       --            --       3,929         --        3,929
  Net income............................      --       --            --          --     11,037       11,037
                                          ------     ----      --------     -------    -------     --------
Balance at December 31, 1996............  43,273      433        73,142       4,026     17,381       94,982
  Exercise of stock options and warrants
     and related income tax benefit.....   1,094       11         6,969          --         --        6,980
  Common stock issued in connection with
     acquisition activities.............     629        6         5,447          --         --        5,453
  Issuance of common stock, net of
     costs..............................   5,400       54        74,829          --         --       74,883
  Foreign currency translation
     adjustment.........................      --       --            --      (4,514)        --       (4,514)
  Change in unrealized gain/loss on
     marketable securities, net of
     tax................................      --       --            --      (4,003)        --       (4,003)
  Net income............................      --       --            --          --     25,510       25,510
                                          ------     ----      --------     -------    -------     --------
Balance at December 31, 1997............  50,396     $504      $160,387     $(4,491)   $42,891     $199,291
                                          ======     ====      ========     =======    =======     ========

                            See accompanying notes.

                               BRIGHTPOINT, INC.

                     Consolidated Statements of Cash Flows

                            (Amounts in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1995        1996        1997
                                                                --------    --------    ---------

OPERATING ACTIVITIES
  Net income................................................    $  8,165    $ 11,037    $  25,510
  Adjustments to reconcile net income to net cash used by
   operating activities:
     Minority interest......................................          --       1,758          352
     Depreciation and amortization..........................         217       1,069        4,019
     Merger expenses........................................          --       2,750           --
     Net investment gain....................................          --          --       (1,432)
     Deferred taxes.........................................          --         282        2,738
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
         Accounts receivable................................     (15,776)    (43,989)    (101,069)
         Inventories........................................     (17,094)    (45,771)      16,403
         Other current assets...............................      (1,176)     (5,180)     (20,146)
         Accounts payable and accrued expenses..............      (7,536)     46,519      (51,571)
                                                                --------    --------    ---------
Net cash used by operating activities.......................     (33,200)    (31,525)    (125,196)

INVESTING ACTIVITIES
Capital expenditures........................................      (2,521)     (5,965)     (18,141)
Net sales (purchases) of marketable securities..............          --     (11,431)      15,050
Acquisitions, net of cash acquired..........................          --      (5,560)      (5,496)
Increase in contract financing receivables, net of unfunded
  portion...................................................          --          --      (18,975)
Increase in other assets....................................        (259)     (7,678)      (8,036)
                                                                --------    --------    ---------
Net cash used by investing activities.......................      (2,780)    (30,634)     (35,598)

FINANCING ACTIVITIES
Net proceeds from notes payable.............................         648      71,740       68,598
Proceeds from stock offering................................      33,546          --       74,883
Proceeds and tax benefits from exercise of stock options and
  warrants..................................................       4,228       7,251        6,980
Payments on stockholder loans...............................        (792)       (554)          --
Merger expenses.............................................          --      (2,164)          --
S corporation distributions.................................      (1,365)       (289)          --
                                                                --------    --------    ---------
Net cash provided by financing activities...................      36,265      75,984      150,461
Effect of exchange rate changes on cash and cash
  equivalents...............................................          --        (296)        (981)
                                                                --------    --------    ---------
Net increase (decrease) in cash and cash equivalents........         285      13,529      (11,314)
Cash and cash equivalents at beginning of year..............         441         726       14,255
                                                                --------    --------    ---------
Cash and cash equivalents at end of year....................    $    726    $ 14,255    $   2,941
                                                                ========    ========    =========

                            See accompanying notes.

                               BRIGHTPOINT, INC.

                   Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Brightpoint, Inc. (the Company) is a leading provider of distribution and value-added logistics services to the wireless communications industry. The Company facilitates the effective and efficient distribution of wireless handsets and related accessories from leading manufacturers to network operators, agents, resellers, dealers and retailers.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

     On June 7, 1996, the Company completed a merger with Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., and Allied Communications of Puerto Rico, Inc. (Allied Communications), which were engaged in substantially the same business as the Company. The transaction was accounted for using the pooling-of-interests method and, accordingly, the Company's financial statements reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented.

     Net income per share for all periods presented is computed after taking into consideration the 7.6 million shares of the Company's common stock that were exchanged for all of the outstanding common stock of Allied
Communications. Further information pertaining to the merger is presented in
Note 2 -- Merger and Acquisitions.

     There were no material differences between the accounting policies of the Company and Allied Communications. Certain amounts in Allied Communications' historical combined financial statements were reclassified to conform with the presentation used by the Company.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations.

  Revenue Recognition

     Revenue is recognized when wireless communications equipment is sold and shipped or when the Company's logistics services have been rendered to customers.

  Cash and Cash Equivalents

     All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

                               BRIGHTPOINT, INC.

  Concentrations of Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and contract financing receivables. Trade accounts receivable are generated through sales to network operators, agents, resellers, dealers and retailers in the wireless communication industry and are dispersed throughout the world, including Asia and the Pacific Rim, North America, Europe, the Middle East, Africa and Latin America. Contract financing receivables are generated through financing transactions with network operators and their agents located in the North American wireless communication market. No customer accounted for more than 10% of the Company's 1995, 1996 or 1997 net sales. The Company performs ongoing credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company generally requires no collateral from its customers to secure trade accounts receivable. Contract financing receivables are partially secured by product located at the Company's facilities (see Note 4 -- Contract Financing Receivables). The Company maintains allowances for potential credit losses; such losses have not been significant and have been within management's expectations.

     The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. In 1995, 1996 and 1997, products sourced from the Company's three largest suppliers accounted for 38%, 51% and 65% of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. Although the Company believes that its relationships with its suppliers are satisfactory, the loss of certain principal suppliers could have a material adverse effect on the Company.

  Inventories

     Inventories consist of wireless handsets and accessories and are stated at the lower of cost (first-in, first-out method) or market.

  Fair Value of Financial Instruments

     The carrying amounts at December 31, 1996 and 1997, of cash and cash equivalents, trade accounts receivable, contract financing receivables, marketable securities, other current assets, accounts payable and accrued expenses and notes payable approximate their fair value.

  Property and Equipment

     Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to fifteen years. Leasehold improvements are stated at cost and amortized over the lease term of the associated property. Maintenance and repairs are charged to expense as incurred.

  Goodwill

     Purchase price in excess of the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis over 30 years. Amortization charged to operations was $67,000 and $818,000 in 1996 and 1997, respectively. Goodwill as reflected in the consolidated balance sheet is presented net of accumulated amortization of $67,000 and $885,000 at December 31, 1996 and 1997, respectively. The Company continually reviews the valuation of goodwill for impairment.

                               BRIGHTPOINT, INC.

  Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are maintained using local currencies as the respective functional currencies. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net income.

  Income Taxes

     The Company accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.

     Prior to June 7, 1996, the stockholders of Allied Communications had elected treatment under Subchapter S of the Internal Revenue Code to include the income of the companies in their own income for tax purposes. Concurrent with the merger with Allied Communications on June 7, 1996, Allied Communications' election under Subchapter S was terminated. Accordingly, Allied Communications was not subject to federal and state income taxes until that date. The pro forma income tax amounts presented in the consolidated statements of income include an estimate of the income taxes that Allied Communications would have incurred had they been tax-paying entities for 1995 and 1996.

  Net Income Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which replaces the presentation of primary earnings per share (EPS) with basic EPS and replaces fully diluted EPS with diluted EPS. Basic net income per share is based on the weighted average number of common shares outstanding during each period and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants. Application of this standard results only in an increase in the weighted average number of common shares outstanding for diluted EPS by the amount of dilutive common share equivalents as defined above (see Note 8 -- Stockholders' Equity).

  Stock Options

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock options granted to employees.

  Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information.

                               BRIGHTPOINT, INC.

These Statements will affect the disclosure requirements for annual and interim financial statements beginning in 1998. The Company expects that the new reporting requirements will have no material effect on its financial position or results of operations.

2. MERGER AND ACQUISITIONS

  Year Ended December 31, 1996

     In June 1996, the Company completed a merger with Allied Communications through the exchange of 7.6 million shares of newly-issued Company common stock in exchange for all of the outstanding shares of Allied Communications' common stock. The merger was structured as a tax-free reorganization and was accounted for using the pooling-of-interests method of accounting. In connection with the merger, the Company recorded a nonrecurring charge of $2.75 million ($2.1 million net of tax) for transaction costs, including investment banking, legal, and accounting fees, and for other estimated costs associated with the merger. Net sales and net income for the Company and Allied Communications prior to the combination are as follows (in thousands):

                                                          YEAR ENDED        THREE MONTHS ENDED
                                                       DECEMBER 31, 1995      MARCH 31, 1996
                                                       -----------------    ------------------
Net sales:
  Brightpoint, Inc.................................        $269,359              $ 87,662
  Allied Communications............................         149,790                25,298
                                                           --------              --------
     Combined......................................        $419,149              $112,960
                                                           ========              ========
Net income, giving effect to pro forma income taxes:
  Brightpoint, Inc.................................        $  5,706              $  2,023
  Allied Communications............................           1,601                   454
                                                           --------              --------
     Combined......................................        $  7,307              $  2,477
                                                           ========              ========

     In August 1996, the Company completed the formation of Brightpoint International Ltd., a joint venture with Technology Resources International Limited. The Company maintained effective controlling interest in Brightpoint International Ltd., and therefore the operations were consolidated for financial reporting purposes. The Company owned 50% of Brightpoint International Ltd. until November 1996, when the Company acquired the remaining 50% of the subsidiary. The combination was accounted for using the purchase method. The purchase price for the remaining equity interest consisted of 1.5 million unregistered shares of the Company's common stock, valued at $8.1 million, and $5.0 million of cash. The resulting goodwill of $12.6 million is being amortized over 30 years.

     In October 1996, Brightpoint International Limited acquired the business and operations of Hatadicorp Pty Ltd. (Hatadi) based in Sydney, Australia. The newly formed Brightpoint Australia Pty Limited was owned 80 percent by Brightpoint International Ltd. and 20 percent by the former shareholders of Hatadi. The combination was accounted for using the purchase method and the operations of Brightpoint Australia Pty Limited. are consolidated for financial reporting purposes. The purchase price of $2.8 million was allocated principally to goodwill, which is being amortized over 30 years.

  Year Ended December 31, 1997

     During 1997, the Company acquired certain net assets of three businesses (separately located in Sweden, Hong Kong and Venezuela) and the remaining minority interests of three majority-owned subsidiaries. Each of these transactions was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of each business or minority interest from the date of acquisition. The aggregate purchase prices consisted of 625,834 unregistered shares of the Company's common stock, valued at

                               BRIGHTPOINT, INC.

$5.5 million, $6.6 million in cash, the assumption of certain liabilities and contingent cash payments of up to $14.0 million based upon future operating results of the applicable businesses over the next two to four years. Goodwill of $15.2 million resulting from these acquisitions is being amortized over 30 years.

     In connection with the acquisition in Hong Kong, the Company was issued a note receivable from the seller of $4.5 million for amounts collected by the seller from customers on behalf of the Company. The seller became and remains an employee of the Company.

     The impact of these acquisitions was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

3. INVESTMENTS

     At December 31, 1996 and 1997, the Company classified its marketable equity securities as available for sale. These securities are reported at fair value with the unrealized gain or loss, net of tax, classified as a separate component of stockholders' equity. At December 31, 1996, the Company had one convertible debt investment, acquired in late 1996 from a privately-held company, which was carried at cost and classified in other assets. There was no quoted market price for this investment and because no events had occurred that would significantly impact the value of the instrument, the cost of the investment was assumed to approximate fair value at December 31, 1996.

     During the first quarter of 1997, the Company realized a gain on the sale of a marketable equity security. The gain, net of transaction costs, was approximately $8.3 million. In addition, on March 31, 1997, the issuer of the convertible debt security filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company recognized $6.9 million of realized losses on this investment and two smaller equity investments which did not qualify as marketable securities. These transactions resulted in a net investment gain of $1.4 million.

     The following is a summary of equity securities (available-for-sale), (in thousands):

                                                                      GROSS
                                                                    UNREALIZED
                                                                      GAINS       FAIR
                                                           COST      (LOSSES)     VALUE
                                                          -------   ----------   -------
December 31, 1996.......................................  $11,431     $6,569     $18,000
                                                          =======     ======     =======
December 31, 1997.......................................  $ 3,601     $ (123)    $ 3,478
                                                          =======     ======     =======

4. CONTRACT FINANCING RECEIVABLES

     The Company offers financing of inventory and receivables to certain network operator customers and their agents under contractual arrangements. These financing services are complementary to the inventory management and other value-added logistics services provided by the Company. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing

                               BRIGHTPOINT, INC.

receivables." The Company has commitments under these contracts to provide financing for these customers pursuant to various limitations defined in the applicable service agreements.

     At December 31, 1997, contract financing receivables of $49.5 million were secured by $19.9 million of wireless products located at the Company's facilities. The Company had not yet funded $30.5 million of the total contract financing receivable at December 31, 1997.

     The Company's contract financing activities are provided to network operators and their authorized dealer agents located throughout the United States. Decisions to grant credit under these arrangements are at the discretion of the Company, are made within guidelines established by the network operators, and are subject to the Company's normal credit granting and ongoing evaluation processes.

5. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996     1997
                                                              ------   -------
Furniture and equipment.....................................  $2,065   $ 6,982
Information systems equipment and software..................   5,917    16,965
Leasehold improvements......................................   1,450     4,007
                                                              ------   -------
                                                               9,432    27,954
Less accumulated depreciation...............................   1,225     4,534
                                                              ------   -------
Net property and equipment..................................  $8,207   $23,420
                                                              ======   =======

6. CREDIT ARRANGEMENTS

     On June 24, 1997, the Company entered into a new $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as co-agents for a group of banks (collectively, the "Banks"). The new credit facility replaced the Company's two previous bank credit facilities which provided for $125 million in the aggregate. The new credit facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and the Federal funds effective rate plus .50% (Base Rate) or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At December 31, 1997, there was $147.0 million outstanding at interest rates ranging from 5.0% to 14.5% (a weighted average rate of 8.2%) and an aggregate of $12.0 million in letters of credit under this facility, with $41.0 million of credit available.

     All of the Company's assets located in the United States and 65% of the capital stock of the Company's subsidiaries domiciled outside of the United States are pledged to the Banks as collateral, and the Company is substantially prohibited from incurring additional indebtedness. In addition to certain net worth and other financial covenants, the Company's loan agreement with the Banks limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling all or substantially all of its assets.

     At December 31, 1996, the Company had a $75 million credit agreement with Bank One, Indiana, NA, as agent bank for a group of banks. On January 28, 1997, the Company amended its credit agreement with Bank One to increase available borrowings to $100 million. In addition, at December 31, 1996, Brightpoint

                               BRIGHTPOINT, INC.

International Ltd. had a $25 million revolving line of credit with The First National Bank of Chicago to provide capital for the Company's international operating divisions. Borrowings on the Bank One credit agreement and The First National Bank of Chicago line of credit were $56.0 million and $21.6 million at December 31, 1996, respectively.

     At December 31, 1995, 1996 and 1997, the Company was in compliance with the covenants in its credit agreements. Interest payments for 1995, 1996 and 1997 were approximately $1.5 million, $1.6 million and $6.1 million, respectively.

7. INCOME TAXES

     For financial reporting purposes, income before income taxes and minority interest, by tax jurisdiction, is comprised of the following (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                              1995       1996       1997
                                                              ----       ----       ----
United States............................................    $12,003    $13,706    $11,130
Foreign..................................................         --      6,417     25,797
                                                             -------    -------    -------
                                                             $12,003    $20,123    $36,927
                                                             =======    =======    =======

     The reconciliation of income tax expense for 1996 and 1997 computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                 PRO FORMA      HISTORICAL
                                                                -----------    ------------
                                                                   1996        1996    1997
                                                                   ----        ----    ----
                                                                (UNAUDITED)
Tax at U.S. federal statutory rate..........................        35.0%      35.0%   35.0%
State and local income taxes, net of U.S. federal benefit...         3.7        3.7     1.5
Allied Communications' Subchapter S earnings................          --       (2.5)     --
Non-deductible merger expenses..............................          --        1.7      --
Foreign sales corporation and foreign rates.................        (1.6)      (1.5)   (5.9)
Other.......................................................          --         --    (0.6)
                                                                    ----       ----    ----
                                                                    37.1%      36.4%   30.0%
                                                                    ====       ====    ====

     The pro forma provision for income taxes includes the estimated income taxes that would have been reported had Allied Communications been subject to income taxes for each of the periods presented. In 1995, the pro forma income tax expense is comprised of a provision for federal income taxes at the statutory rate plus a state income tax provision, net of the federal tax benefit. No other items materially impact the pro forma income tax expense during that period. Due to the significance of the Subchapter S earnings of Allied Communications during 1995, a reconciliation of historical income tax expense is not presented as it would not be meaningful.

                               BRIGHTPOINT, INC.

     Significant components of the historical and pro forma provision for income taxes are as follows (in thousands):

                                                          PRO FORMA                HISTORICAL
                                                       ----------------    ---------------------------
                                                        1995      1996      1995      1996      1997
                                                        ----      ----      ----      ----      ----
                                                         (UNAUDITED)
Current:
  Federal..........................................    $3,763    $5,370    $3,028    $4,340    $ 5,050
  State............................................     1,017     1,208       978     1,035      1,308
  Foreign..........................................        --     2,184        --     2,184      7,445
                                                       ------    ------    ------    ------    -------
                                                        4,780     8,762     4,006     7,559     13,803
Deferred:
  Federal..........................................       (73)     (237)     (146)     (203)    (2,262)
  State............................................       (11)      (32)      (22)      (28)      (476)
                                                       ------    ------    ------    ------    -------
                                                          (84)     (269)     (168)     (231)    (2,738)
                                                       ------    ------    ------    ------    -------
                                                       $4,696    $8,493    $3,838    $7,328    $11,065
                                                       ======    ======    ======    ======    =======

     Components of the Company's deferred taxes are as follows (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1996       1997
                                                                 ----       ----
Deferred tax assets:
  Current:
     Capitalization of inventory costs......................    $   612    $  370
     Allowance for doubtful accounts........................        372       830
     Accrued and other liabilities..........................         --     1,030
  Noncurrent:
     Other long-term investments............................         --     2,032
                                                                -------    ------
                                                                    984     4,262
Deferred tax liabilities:
  Current:
     Unrealized gain on marketable securities...............     (2,640)       --
  Noncurrent:
     Depreciation...........................................       (330)     (830)
                                                                -------    ------
                                                                 (2,970)     (830)
                                                                -------    ------
                                                                $(1,986)   $3,432
                                                                =======    ======

     Income tax payments were $1.9 million in 1995 and $6.2 million in 1996 and 1997, respectively.

     Undistributed earnings of the Company's foreign operations were approximately $22.0 million at December 31, 1997. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability.

                               BRIGHTPOINT, INC.

8. STOCKHOLDERS' EQUITY

     The Company has declared the following stock splits which were effected in the form of stock dividends:

                      DECLARATION DATE                          DIVIDEND PAYMENT DATE    SPLIT RATIO
                      ----------------                          ---------------------    -----------
August 31, 1995.............................................     September 20, 1995        5 for 4
November 12, 1996...........................................      December 17, 1996        3 for 2
January 28, 1997............................................          March 3, 1997        5 for 4
October 22, 1997............................................      November 21, 1997        2 for 1

     Accordingly, all references in the financial statements related to share amounts, per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect these stock splits.

     In October 1995, the Company consummated the sale of 7.2 million shares of common stock (including the sale of 1.0 million shares pursuant to the underwriters' over-allotment option) at a price of $5.07 per share in a public offering. The net proceeds were used to repay $10.3 million outstanding under its line of credit and for working capital and general corporate purposes.

     In connection with the Allied merger completed in June 1996, Allied Communications' Subchapter S election was terminated. Accordingly, the undistributed retained earnings generated while Allied Communications were Subchapter S corporations were transferred to additional paid-in capital.

     In February 1997, the Company adopted a Stockholders' Rights Agreement commonly known as a "poison pill," which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company's capital stock, other stockholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquiror's) common stock at 50% of its then market value.

     On April 24, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 25 million to 100 million.

     In August 1997, the Company consummated a public offering of 5.4 million shares of common stock by the Company and an additional 4.6 million shares of common stock on behalf of two stockholders (Selling Stockholders). Upon consummation of the offering, the Selling Stockholders, who were former stockholders of Allied Communications, resigned as members of the Company's Board of Directors pursuant to an agreement with the Company. The Company's proceeds of approximately $75 million (net of estimated expenses) were used to reduce the borrowings outstanding on its bank line of credit.

     The Company has authorized 1.0 million shares of preferred stock which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.

  Stock Option Plans

     The Company has three fixed stock option plans which reserve shares of common stock for issuance to executives, key employees and directors.

     The Company maintains the 1994 Stock Option Plan whereby employees of the Company and others are eligible to be granted incentive stock options or non-qualified stock options. As of January 1, 1995, a total of 1,876,000 common shares were reserved for grant under the Plan. During 1995 and 1997, amendments were approved which authorized increases in shares reserved for issuance to 4,220,000 and 8,200,000, respectively. In October 1996, the Company adopted the 1996 Stock Option Plan whereby employees of the Company and

                               BRIGHTPOINT, INC.

others are eligible to be granted non-qualified stock options. A total of 3,750,000 common shares were reserved for grant under the 1996 Plan. For both Plans, a committee of the Board of Directors determines the time or times at which the options will be granted, selects the employees or others to whom options will be granted and determines the number of shares covered by each option, purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms.

     The Company also maintains the Non-Employee Directors Stock Option Plan whereby non-employee directors are eligible to be granted non-qualified stock options. As of January 1, 1995, a total of 468,750 shares were reserved for grant under the plan. During 1995, an amendment was approved which authorized an increase in shares reserved for issuance under the plan to 937,500 shares. Options to purchase 10,000 shares of common stock are granted to each newly elected non-employee director and, on the first day of each year, each individual elected and continuing as a non-employee director receives an option to purchase 4,000 shares of common stock.

     The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years. Information regarding these option plans for 1995 through 1997 is as follows:

                                               1995                   1996                      1997
                                           -------------      ---------------------    ------------------------
                                                                           WEIGHTED                    WEIGHTED
                                                                           AVERAGE                     AVERAGE
                                                                           EXERCISE                    EXERCISE
                                              SHARES           SHARES       PRICE         SHARES        PRICE
                                              ------           ------      --------       ------     ----------
Options outstanding, beginning of
  year.................................        2,067,199         2,476,356   $2.95         5,098,624     $ 5.13
Options granted........................        1,628,915         3,375,500    6.18         3,336,500      11.85
Options exercised......................       (1,211,946)         (688,388)   2.39        (1,092,788)      3.47
Options canceled.......................           (7,812)          (64,844)   5.65          (278,750)     10.23
                                           -------------    --------------           ---------------
Options outstanding, end of year.......        2,476,356         5,098,624    5.13         7,063,586       8.36
                                           =============    ==============           ===============
Option price range at end of year......    $1.33 - $4.45    $1.33  - $9.60           $1.33  - $16.94
Option price range for exercised
  shares...............................    $1.33 - $2.64    $1.33  - $4.45           $1.33  - $ 7.33
Options available for grant at year
  end..................................                          1,854,056                 2,830,793
Weighted average fair value of options
  granted during the year..............                     $         2.12           $          4.28

     The following table summarizes information about the fixed price stock options outstanding at December 31, 1997.

                                   WEIGHTED
                     NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
   RANGE OF      OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
   EXERCISE       DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
    PRICES            1997           LIFE        PRICE          1997         PRICE
   --------      --------------   -----------   --------   --------------   --------
   $1.33-$ 5.73    1,156,586        3 years      $ 3.73       697,712        $3.35
   $6.23-$ 8.00    2,796,250        4 years      $ 6.25       886,250        $6.25
   $8.50-$11.20    1,386,750        4 years      $ 9.98         6,250        $9.60
  $13.00-$16.94    1,724,000        5 years      $13.55            --           --

     Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method as defined by that Statement. The fair value for options granted by the Company was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1995            1996            1997
                                           -------------    -----------    ------------
Risk-free interest rate................        5.50%          5.50%            5.25%
Dividend yield.........................        0.00%          0.00%            0.00%
Volatility factor of the expected
  market price of the Company's
  common stock.........................         .51            .51              .51
Expected life of the options (years)...        1.99           1.99             2.33

                               BRIGHTPOINT, INC.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options and stock warrants, discussed below, are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the consolidated statements of income. The Company's pro forma information giving effect to the estimated compensation expense related to stock options and warrants is as follows (in thousands, except per share data):

                                                              1995     1996      1997
                                                             ------   -------   ------
                                                                    (UNAUDITED)
Pro forma net income.......................................  $6,336   $11,638   $  21,044
Pro forma net income per share (diluted)...................  $ 0.19   $  0.28   $    0.44

  Stock Warrants

     In January 1995, the Company issued warrants to purchase up to 1,192,861 shares of common stock at $3.48 per share in connection with an agreement with HSN Direct, Inc. Through December 31, 1997, 1,150,673 of the warrants were exercised. The remaining outstanding warrants are exercisable by the holders at any time until January 16, 2000.

     In connection with its Venezuela acquisition, the Company issued to a principal of the seller (Holder), who became and remains an employee of the Company, warrants to purchase up to 200,000 shares of common stock at $15.44 per share. These warrants become exercisable over a three-year period commencing in 1998. However, the ability of the Holder to exercise the warrants is contingent upon the financial performance of the Company's operating subsidiary, Brightpoint de Venezuela, C.A. The warrants expire on October 21, 2002.

9. LEASE ARRANGEMENTS

     The Company leases certain furniture and equipment as well as its office and warehouse/distribution space under operating leases.

     Total rent expense under all operating leases was $0.5 million, $1.5 million and $3.3 million for 1995, 1996 and 1997, respectively.

                               BRIGHTPOINT, INC.

     The aggregate future minimum payments on the above leases are as follows (in thousands):

                  Year ending December 31
  1998......................................................  $ 3,654
  1999......................................................    3,412
  2000......................................................    2,843
  2001......................................................    1,503
  2002......................................................    1,019
Thereafter..................................................    3,922
                                                              -------
                                                              $16,353
                                                              =======

10. GEOGRAPHIC OPERATIONS

     The Company operates in worldwide markets. Its business activities are conducted in four divisions: Asia-Pacific; North America; Europe, Middle East and Africa; and Latin America. A summary of the Company's operations by division is presented below (in thousands):

                                                                  1995       1996        1997
                                                                --------   --------   ----------
Net sales:
  Asia-Pacific................................................  $  7,533   $127,629   $  434,344
  North America...............................................   269,730    287,377      267,941
  Europe, Middle East and Africa..............................    46,284     76,292      249,440
  Latin America...............................................    95,602     98,420       83,924
                                                                --------   --------   ----------
                                                                $419,149   $589,718   $1,035,649
                                                                ========   ========   ==========
Income before income taxes and minority interests:
  Asia-Pacific................................................  $     --   $  5,135   $   16,766
  North America...............................................     9,265      7,113       11,316
  Europe, Middle East and Africa..............................        --      3,607        4,764
  Latin America...............................................     2,738      4,268        4,081
                                                                --------   --------   ----------
                                                                $ 12,003   $ 20,123   $   36,927
                                                                ========   ========   ==========
Identifiable assets:
  Asia-Pacific................................................  $     --   $ 54,958   $  136,323
  North America...............................................    92,465    126,003      154,925
  Europe, Middle East and Africa..............................        --     44,451      107,158
  Latin America...............................................    27,322     73,633       58,296
                                                                --------   --------   ----------
                                                                $119,787   $299,045   $  456,702
                                                                ========   ========   ==========

     In 1995, sales in the Asia-Pacific and Europe, Middle East and Africa divisions were export sales from North America operations. As a result, the Company has not allocated income before income taxes and minority interest and identifiable assets to those divisions in 1995.

11. EMPLOYEE BENEFIT PLAN

     On January 1, 1996, the Company adopted an employee savings plan which permits employees with at least one year of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions, up to 6% of each employee's salary, in Company common stock. In connection with the required match, the Company's contribution to the Plan was $56,400 and $55,400 in 1996 and 1997, respectively.

                               BRIGHTPOINT, INC.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations are as follows (in thousands, except per share data):

                        1996                             FIRST       SECOND      THIRD       FOURTH
                        ----                             -----       ------      -----       ------
Net sales...........................................    $112,960    $119,896    $145,290    $211,572
Gross profit........................................       7,928       8,482      12,254      17,176
Pro forma net income, as reported...................       2,477       2,407       3,209       4,529
Pro forma net income per share:
  Basic.............................................        0.06        0.06        0.08        0.11
  Diluted...........................................        0.06        0.06        0.08        0.10

                        1997                             FIRST       SECOND      THIRD       FOURTH
                        ----                             -----       ------      -----       ------
Net sales...........................................    $199,169    $220,027    $243,210    $373,243
Gross profit........................................      16,002      18,014      20,634      30,521
Net income..........................................       5,416       4,867       5,928       9,299
Net income per share:
  Basic.............................................        0.12        0.11        0.12        0.18
  Diluted...........................................        0.12        0.10        0.12        0.18

13. SUBSEQUENT EVENT (UNAUDITED)

    On January 30, 1998, the Company, through its newly formed subsidiary, Brightpoint do Brasil Ltda., acquired the wireless telephone distribution business and certain net assets of Matel-Tecnologia de Teleinformatica S.A.-Matec ("Matec"), which is located in Sao Paulo, Brazil. The purchase price consisted of approximately $3.5 million in cash plus a 10% ownership interest in Brightpoint do Brasil Ltda. This acquisition is being accounted for using the purchase method and the resulting goodwill is minimal.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRIGHTPOINT, INC.

Dated: February 24, 1998          By: /s/ Robert J. Laikin
                                      ------------------------------------
                                        Robert J. Laikin
                                        Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Laikin      Director, Chairman                  February 24, 1998
--------------------      of the Board and Chief
Robert J. Laikin          Executive Officer
                          (Principal Executive
                          Officer)



/s/ J. Mark Howell        Director, President and             February 24, 1998
------------------------  Chief Operating Officer
J. Mark Howell


/s/ T. Scott Housefield   Director, Executive Vice            February 24, 1998
------------------------  President
T. Scott Housefield


/s/ Phillip A. Bounsall   Executive Vice President,           February 24, 1998
-----------------------   Chief Financial Officer
Phillip A. Bounsall       (Principal Financial Officer)




/s/ John P. Delaney       Vice President, Corporate           February 24, 1998
----------------------    Controller (Principal
John P. Delaney           Accounting Officer)

/s/ John W. Adams         Director                            February 24, 1998
----------------------
John W. Adams

/s/ Rollin M. Dick        Director                            February 24, 1998
----------------------
Rollin M. Dick


/s/ Steven B. Sands       Director                            February 24, 1998
---------------------


Steven B. Sands


/s/ Stephen H. Simon      Director                            February 24, 1998
-----------------------
Stephen H. Simon


/s/ Todd H. Stuart        Director                            February 24, 1998
-----------------------
Todd H. Stuart


/s/ Robert F. Wagner      Director                            February 24, 1998
-----------------------
Robert F. Wagner

                              BRIGHTPOINT, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



------------------------------------------------------------------------------------------------------------------------------------
                COL. A                               COL. B                   COL. C                     COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                            ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                   BALANCE AT    CHARGED TO                                               BALANCE AT
                                                   BEGINNING     COSTS AND          CHARGED TO                            END
             DESCRIPTION                           OF PERIOD     EXPENSES         OTHER ACCOUNTS       DEDUCTIONS         OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Deducted from asset accounts:
   Allowance for doubtful accounts............  $  1,115,000     $  3,317,000      $          -      $   1,038,000 (1)   $ 3,394,000
                                                ------------------------------------------------------------------------------------
     Total....................................  $  1,115,000     $  3,317,000      $          -      $   1,038,000       $ 3,394,000
                                                ====================================================================================

Year ended December 31, 1996:
  Deducted from asset accounts:
   Allowance for doubtful accounts............  $    691,000     $    589,000      $          -      $     165,000 (1)   $ 1,115,000
                                                ------------------------------------------------------------------------------------
     Total....................................  $    691,000     $    589,000      $          -      $     165,000       $ 1,115,000
                                                ====================================================================================

Year ended December 31, 1995:
  Deducted from asset accounts:
   Allowance for doubtful accounts............  $    450,000     $    927,000      $          -      $     686,000 (1)   $   691,000
                                                ------------------------------------------------------------------------------------
     Total....................................  $    450,000     $    927,000      $          -      $     686,000       $   691,000
                                                ====================================================================================



(1)  Uncollectible accounts written off.