Form 10-K/A
period 1997-12-31
BRIGHTPOINT INC
filed 1998-02-25
CIK 918946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           -------------------------


                                   FORM 10-K/A
                       (Amendment to No. 1 to Form 10-K)


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


         The Company maintains agreements with certain of its significant suppliers, including Nokia, Ericsson and Philips. Pursuant to the Company's most recent agreement with Nokia, the Company became Nokia's sole distributor of wireless phones in the United States as of January 1, 1998. In addition, the Company is Ericsson's sole distributor in the United States and Samsung's sole distributor in the United States and Canada. Each of these three agreements is subject to certain conditions and exceptions. Most of the Company's other agreements with its suppliers (including its other territorial distribution agreements with Nokia) are non-exclusive. The Company's supply agreements typically require the Company to satisfy minimum purchase requirements and can be terminated on short notice by either party. The Company purchases products from other manufacturers and dealers pursuant to purchase orders placed from time to time in the ordinary course of business. The Company generally places orders to its suppliers by facsimile on a daily basis. Purchase orders are typically filled within one to 21 days and products are shipped to the Company's warehouses by common carrier. The Company believes that its relationships with its suppliers are good.


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


         Within the Europe, Middle East and Africa division, the Company operates in the United Kingdom (15% of total 1997 sales), South Africa (5% of total 1997 sales), Sweden (3% of total 1997 sales), Ireland (less than 1% of total 1997 sales) and the United Arab Emirates (less than 1% of total
1997 sales). Sales in this division of total 1997 sales improved during 1997 compared to 1996 due to the significant growth in units handled within all of the region's entities.


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






                     March 31,     June 30,   September 30, December 31, March 31,    June 30,  September 30,  December 31,
                       1996         1996          1996       1996           1997       1997        1997            1997
                     ---------    ---------    ------------ ------------ ---------    --------- -------------- -------------
                                                                  (in thousands)
Net sales . . . . .  $ 112,960    $ 119,896    $ 145,290    $ 211,572    $  199,169   $ 220,027    $ 243,210    $ 373,243
Cost of sales . . .    105,032      111,414      133,036      194,396       183,167     202,013      222,576      342,722
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Gross profit  . . .      7,928        8,482       12,254       17,176        16,002      18,014       20,634       30,521
Selling, general
  and administrative
  expenses  . . . .      3,677        4,090        5,105        7,977         8,096       9,040       10,836       15,337
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Income from
  operations  . . .      4,251        4,392        7,149        9,199         7,906       8,974        9,798       15,184

Merger expenses . .          -        2,750            -            -             -           -            -            -
Net investment gain          -            -            -            -         1,432           -            -            -
Interest expense  .        184          439          549          946         1,123       1,983        1,283        1,978
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Income before
  income taxes
  and minority
  interest  . . . .      4,067        1,203        6,600        8,253         8,215       6,991        8,515       13,206

Income taxes  . . .      1,165          806        2,349        3,008         2,443       2,097        2,557        3,967
                     ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Income before
  minority interest      2,902          397        4,251        5,245         5,772       4,894        5,958        9,239
Minority interest
  in subsidiaries'           -            -        1,042          716           356          27           30          (60)
  earnings  . . . .  ---------    ---------    ---------    ---------     ---------   ---------    ---------    ---------
Net income  . . . .    $ 2,902    $     397    $   3,209     $  4,529     $   5,416   $   4,867    $   5,928    $   9,299
                     =========    =========    =========     ========     =========   =========    =========    =========
Pro forma net
  income  . . . . .    $ 2,477    $   2,407
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

(10)Incorporated by reference to Registration Statement on Form S-3 (333-29533) effective August 6, 1997.

(11)Filed herewith.

(b) Reports on Form 8-K:

    None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................    F-2
Consolidated Statements of Income for the years ended
  December 31, 1995, 1996 and 1997..........................    F-3
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

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
                                                                =======    ======


     Income tax payments were $1.9 million in 1995 and $6.2 million in each of 1996 and 1997.


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

                                        BRIGHTPOINT, INC.

Dated: February 25, 1998          By: /s/ Phillip A. Bounsall
                                      ------------------------------------
                                        Phillip A. Bounsall
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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
                                                ====================================================================================



(1)  Uncollectible accounts written off.

                              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
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