Form 10-K/A
period 1997-12-31
BRIGHTPOINT INC
filed 1998-03-05
CIK 918946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K/A
                       (Amendment to No. 2 to Form 10-K)


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

   COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996


         NET SALES. Net sales increased by 76% to $1,035.6 million for 1997 from $589.7 million for 1996, reflecting continued strong worldwide demand for wireless handsets and related accessories. The increased demand for wireless products was fueled by, among other things, increasing penetration of wireless handsets in many markets worldwide and by increased demand for replacement or upgraded equipment. The increase in net sales was primarily attributable to an 87% increase in the number of wireless handsets sold and a 7% increase in the Company's average selling price per wireless handset. This increase in average selling price was the result of significant sales growth in markets where sales are concentrated in higher priced digital handsets.


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


         Net cash used by operating activities was approximately $129.2 million for the year ended December 31, 1997, as compared to approximately $31.5 million for the year ended December 31, 1996. The increase in cash used by operating activities for 1997 was primarily attributable to an increase in working capital (exclusive of the increase in contract financing receivables),
partially offset by the net income earned.   Net cash used by investing
activities was approximately $31.6 million for 1997, as compared to approximately $30.6 million for 1996. The increase in cash used by investing activities in 1997 was primarily attributable to capital expenditures for the purchase of information systems equipment and software, the expansion of the Company's operations center in Indianapolis, Indiana, the opening of a west coast operations center in Sparks, Nevada, the acquisitions completed in 1997, the continued expansion of international operations and the increase in contract financing receivables, partially offset by the sale of the Company's investment in certain marketable securities. Net cash provided by financing activities was approximately $150.5 million for 1997, as compared to approximately $76.0 million for 1996. The net cash provided by financing activities in 1997 was primarily due to the Company's August 1997 public offering, borrowings under the Company's credit facilities and proceeds and tax benefits from the exercise of stock options, while net cash provided by financing activities in 1996 was primarily due to borrowings under the Company's credit facility and proceeds and tax benefits from the exercise of stock options. At December 31, 1997, the Company had cash, cash equivalents and marketable securites of approximately $6.4 million.


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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, Steven
E. Fivel made a late filing of a Form 3

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
                                          ======     ====      ========     =======    =======     ========

                            See accompanying notes.

                               BRIGHTPOINT, INC.

                     Consolidated Statements of Cash Flows

                            (Amounts in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1995        1996        1997
                                                                --------    --------    ---------

OPERATING ACTIVITIES
  Net income................................................    $  8,165    $ 11,037    $  25,510
  Adjustments to reconcile net income to net cash used by
   operating activities:
     Minority interest......................................          --       1,758          352
     Depreciation and amortization..........................         217       1,069        4,019
     Merger expenses........................................          --       2,750           --
     Net investment gain....................................          --          --       (1,432)
     Deferred taxes.........................................          --         282       (2,738)
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
         Accounts receivable................................     (15,776)    (43,989)    (101,069)
         Inventories........................................     (17,094)    (45,771)      16,403
         Other current assets...............................      (1,176)     (5,180)     (17,654)
         Accounts payable and accrued expenses..............      (7,536)     46,519      (52,571)
                                                                --------    --------    ---------
Net cash used by operating activities.......................     (33,200)    (31,525)    (129,180)

INVESTING ACTIVITIES
Capital expenditures........................................      (2,521)     (5,965)     (18,141)
Net sales (purchases) of marketable securities..............          --     (11,431)      15,050
Acquisitions, net of cash acquired..........................          --      (5,560)      (5,496)
Increase in contract financing receivables, net of unfunded
  portion...................................................          --          --      (18,975)
Increase in other assets....................................        (259)     (7,678)      (4,052)
                                                                --------    --------    ---------
Net cash used by investing activities.......................      (2,780)    (30,634)     (31,614)

FINANCING ACTIVITIES
Net proceeds from notes payable.............................         648      71,740       68,598
Proceeds from stock offering................................      33,546          --       74,883
Proceeds and tax benefits from exercise of stock options and
  warrants..................................................       4,228       7,251        6,980
Payments on stockholder loans...............................        (792)       (554)          --
Merger expenses.............................................          --      (2,164)          --
S corporation distributions.................................      (1,365)       (289)          --
                                                                --------    --------    ---------
Net cash provided by financing activities...................      36,265      75,984      150,461
Effect of exchange rate changes on cash and cash
  equivalents...............................................          --        (296)        (981)
                                                                --------    --------    ---------
Net increase (decrease) in cash and cash equivalents........         285      13,529      (11,314)
Cash and cash equivalents at beginning of year..............         441         726       14,255
                                                                --------    --------    ---------
Cash and cash equivalents at end of year....................    $    726    $ 14,255    $   2,941
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

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRIGHTPOINT, INC.


Dated: March 5, 1998              By: /s/ Phillip A. Bounsall
                                  ------------------------------------
                                        Phillip A. Bounsall
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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