Form 10-Q
period 1998-03-31
BRIGHTPOINT INC
filed 1998-05-14
CIK 918946

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from:                          to
                                ------------------------    -------------------
Commission file number:     0-23494
                        ------------------------------------------------

                                 BRIGHTPOINT, INC.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                       Delaware                                                35-1778566
--------------------------------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization        (I.R.S. Employer Identification No.)

         6402 Corporate Drive, Indianapolis, Indiana                             46278
--------------------------------------------------------------------------------------------------------
           (Address of principal executive offices)                             (Zip Code)

                                  (317) 297-6100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at May 12, 1998: 51,921,518 shares

                               BRIGHTPOINT, INC.
                                     INDEX

                                                                Page No.
                                                                --------
PART I.     FINANCIAL INFORMATION

            ITEM 1
            ------

            Consolidated Statements of Income
                 Three Months Ended March 31, 1997 and 1998 .....  3


            Consolidated Balance Sheets
                 December 31, 1997 and March 31, 1998  ..........  4


            Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1997 and 1998 .....  5


            Notes to Consolidated Financial Statements ..........  6

            ITEM 2
            ------

             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . 10



PART II.    OTHER INFORMATION

            ITEM 6
            ------

            Exhibits and Reports on Form 8-K  ................... 16


Signatures  ..................................................... 17

                               BRIGHTPOINT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                Three Months Ended March 31
                                                               -------------------------------
                                                                 1997                   1998
                                                               --------               --------
Net sales                                                      $199,169               $343,333
Cost of sales                                                   183,167                313,256
                                                               --------               --------
Gross profit                                                     16,002                 30,077
Selling, general and administrative expenses                      8,096                 14,657
                                                               --------               --------
Income from operations                                            7,906                 15,420
Net investment gain                                               1,432                    572
Interest expense                                                  1,123                  3,412
                                                               --------               --------
Income before income taxes and minority interest                  8,215                 12,580
Income taxes                                                      2,443                  3,774
                                                               --------               --------
Income before minority interest                                   5,772                  8,806
Minority interest                                                   356                   (37)
                                                               --------               --------
Net income                                                     $  5,416               $  8,843
                                                               ========               ========
Net income per share:
  Basic                                                        $   0.12               $   0.17
                                                               ========               ========
  Diluted                                                      $   0.12               $   0.17
                                                               ========               ========
Weighted average common shares outstanding:
  Basic                                                          44,006                 51,215
                                                               ========               ========
  Diluted                                                        46,374                 53,435
                                                               ========               ========

See accompanying notes.

                               BRIGHTPOINT, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                   December 31, 1997  March 31, 1998
                                                   -----------------  --------------
                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  2,941        $ 36,489
  Accounts receivable (less allowance for
    doubtful accounts of $3,394 in 1997
    and $3,574 in 1998)                                   212,946         210,417
  Contract financing receivables                           49,470          39,744
  Inventories                                              95,716         121,642
  Marketable securities                                     3,478              --
  Other current assets                                     26,960          31,473
                                                         --------        --------
Total current assets                                      391,511         439,765
Property and equipment                                     23,420          33,415
Goodwill and other intangibles                             31,161          61,208
Other assets                                               10,610          18,047
                                                         --------        --------
Total assets                                             $456,702        $552,435
                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $110,191        $154,892
                                                         --------        --------
Total current liabilities                                 110,191         154,892
Long-term debt                                            146,963         173,344
Minority interest                                             257             220

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                --              --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 50,396 and 51,613 issued and
    outstanding, respectively                                 504             517
  Additional paid-in capital                              160,387         175,591
  Retained earnings                                        42,891          51,734
  Accumulated other comprehensive income (loss)            (4,491)         (3,863)
                                                         --------        --------
Total stockholders' equity                                199,291         223,979
                                                         --------        --------
Total liabilities and stockholders' equity               $456,702        $552,435
                                                         ========        ========

See accompanying notes.

                               BRIGHTPOINT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                              Three Months Ended March 31
                                                              ---------------------------
                                                                 1997            1998
                                                               --------        --------
OPERATING ACTIVITIES
Net income                                                     $  5,416        $  8,843
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Minority interest                                               356             (37)
    Depreciation and amortization                                   660           1,591
    Net investment gain                                          (1,432)           (572)
    Deferred taxes                                                   --             (49)
    Changes in operating assets and liabilities:
      Accounts receivable                                         2,117           7,998
      Inventories                                                 7,199         (21,009)
      Other current assets                                          176           1,252
      Accounts payable and accrued expenses                     (47,018)         11,462
                                                               --------        --------
Net cash provided (used) by operating activities                (32,526)          9,479

INVESTING ACTIVITIES
Capital expenditures                                             (4,655)         (8,388)
Sale of marketable securities, net of transaction costs          18,528           3,263
Acquisitions, net of cash acquired                                 (750)        (10,686)
Decrease in contract financing receivables,
  net of unfunded portion                                            --          14,191
Increase in other assets                                           (860)         (8,012)
                                                               --------        --------
Net cash provided (used) by investing activities                 12,263          (9,632)

FINANCING ACTIVITIES
Net proceeds from (payments on) revolving credit
  facility                                                       22,732        (146,684)
Proceeds from issuance of subordinated, convertible
  notes, net of issue costs                                          --         166,438
Proceeds and tax benefits from exercise of stock
  options and warrants                                            2,398          13,604
                                                               --------        --------
Net cash provided by financing activities                        25,130          33,358
Effect of exchange rate changes on cash and cash
  equivalents                                                        31             343
                                                               --------        --------
Net increase in cash and cash equivalents                         4,898          33,548
Cash and cash equivalents at beginning of period                 14,255           2,941
                                                               --------        --------
Cash and cash equivalents at end of period                     $ 19,153        $ 36,489
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

 The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

 The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statement of income for the three months ended March 31, 1998 is not necessarily indicative of the results that may be expected for the entire year.

 For further information reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 The Company offers financing of inventory and receivables to certain network operator customers under contractual arrangements. These financing services are complementary to the inventory management and other value-added logistics services provided by the Company. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables."

 In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which replaces the presentation of primary earnings per share (EPS) with basic EPS and replaces fully diluted EPS with diluted EPS. Basic net income per share is based on the weighted average number of common shares outstanding during each period and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's dilutive common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants. The subordinated, convertible notes issued in the first quarter of 1998, although common share equivalents, were not dilutive for the three months ended March 31, 1998. The weighted average number of common shares outstanding for diluted EPS includes only the dilutive common share equivalents as defined above.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2.   Comprehensive Income

 On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) which establishes new rules for the reporting and display of comprehensive income and its components (Net income and "Other comprehensive income"). Adoption of this Statement had no impact on the Company's net income or stockholders' equity. The statement requires that unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, be included as components of "Other comprehensive income."

 During the first quarter of 1997 and 1998, comprehensive income totaled $1,521,000 and $9,471,000, respectively.

3. Acquisitions

 During the three months ended March 31, 1998, the Company made four acquisitions of businesses separately located in (i) Brazil; (ii) the United Kingdom; (iii) the Netherlands, Germany and Poland; and (iv) the United States. Each of these transactions was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of each business from the effective date of acquisition. The aggregate purchase price for these businesses consisted of 190,285 unregistered shares of the Company's common stock (valued at $2.6 million), $27.9 million in cash, the assumption of certain liabilities and contingent consideration of up to $6.0 million in cash and $15.0 million in common stock based upon future operating results of the applicable business over the next two years. The resulting goodwill of $26.1 million from these acquisitions is being amortized over 30 years.

 The impact of the Company's acquisitions was not material in relation to the Company's results of operations for the three months ended March 31, 1997 and 1998. Consequently, pro forma information is not presented.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4. Long-term debt

 On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the "Bonds") with an aggregate face value of $380.0 million ($1,000 per bond) and a yield to maturity of 4.00%. The Bonds are subordinated to all existing and future Senior Indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Bonds resulted in gross proceeds to the Company of approximately $172.1 million (issue price of $452.89 per Bond) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

 Each Bond is convertible at the option of the holder any time prior to maturity. Upon conversion, the Company, at its option, will deliver to the holder 19.109 shares of common stock per Bond or cash equal to the market value of such shares. On or after March 11, 2003, the Bonds may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each Bond may be redeemed at the option of the holder on March 11, 2003, 2008 or 2013. The purchase price for each Bond at these redemption dates is approximately $552, $673 and $820, respectively, which is equal to the issue price plus amortized original discount through the date of redemption. The Company may elect at its option to pay for such redemption in cash or common stock, or any combination thereof equaling the purchase price.

 On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as co-agents for a group of banks (collectively, the "Banks"). This credit facility replaced the Company's two previous bank credit facilities which provided for $125 million in the aggregate. The credit facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of The First National Bank of Chicago's corporate base rate and the Federal funds effective rate plus 0.50% (the "Base Rate") or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by The First National Bank of Chicago to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At March 31, 1998, there was less than $1.0 million outstanding under this line of credit and an aggregate of $12.0 million in letters of credit issued, leaving $187.0 million of credit available.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.   Long-term debt (continued)

 All of the Company's assets located in the United States and 65% of the capital stock of the Company's subsidiaries domiciled outside of the United States are pledged to the Banks as collateral for the revolving line of credit facility, and the Company is substantially prohibited from incurring additional indebtedness. In addition to certain net worth and other financial covenants, the Company's loan agreement with the Banks limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling portions of its assets.

5. Net Investment Gain

 During the first quarter of 1997 and 1998, the Company realized gains on sales of marketable equity securities, representing income of a non-recurring nature. The net gains after related transaction costs were approximately $1.4 million and $0.6 million in 1997 and 1998, respectively. Excluding the impact of the net investment gains and related income taxes, net income for the first quarter of 1997 would have been $4.6 million or $0.10 per share and net income for the first quarter of 1998 would have been $8.5 million or $0.16 per share.

6. Subsequent Events

 Subsequent to March 31, 1998, the Company made two acquisitions of businesses separately located in Taiwan and New Zealand. Both of these transactions are being accounted for using the purchase method. The aggregate purchase price for these businesses consisted of approximately 53,368 unregistered shares of the Company's common stock (valued at $0.8 million), $2.5 million in cash, the assumption of certain liabilities and contingent consideration of up to $12.1 million payable in a combination of common stock and cash based upon future operating results of the applicable business over the next two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1998

OVERVIEW

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

During the first quarter of 1998, the Company acquired either all of the equity interests or certain net assets of the following four businesses that were accounted for as purchases. Accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition:

o Matel-Tecnologia de Teleinformatica S.A.-Matec - a wireless telephone distributor located in Sao Paulo, Brazil.

o    WAVETech Limited - a wireless telephone distributor in the United Kingdom.

o Wireless Fulfillment Services, LLC - a provider of wireless accessory end-user fulfillment services for North American network operators.

o Axess Communications Benelux B.V. - a provider of accessory distribution services for the wireless communications industry with operations in the Netherlands, Germany and Poland.


RESULTS OF OPERATIONS

NET SALES


                 Three Months Ended March 31
                 ---------------------------
                   1997             1998          Change
                  --------         --------       ------
Net sales         $199,169         $343,333         72%

Net sales for the three months ended March 31, 1998 increased significantly over net sales for the same period in 1997 reflecting the continuing growth in worldwide demand for wireless handsets and related accessories. The increase in net sales is primarily attributable to volume growth in all of the Company's divisions as demand for wireless handsets, accessories and the Company's value-added logistics services continued to grow. In addition, the Company believes that it continued to increase its share of the wireless handset market in various markets around the world.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)


                              Three Months Ended March 31
                          --------------------------------------
                               1997                 1998
                          -----------------    -----------------
Net sales by division:
  Asia-Pacific            $ 85,643      43%    $129,718      38%
  Europe, Middle East
    and Africa              37,621      19%     106,259      31%
  North America             70,772      35%      73,555      21%
  Latin America              5,133       3%      33,801      10%
                          --------     ----    --------     ----
                          $199,169     100%    $343,333     100%
                          --------     ----    --------     ----

The Company experienced net sales increases in all of its divisions as it continued to penetrate markets outside the United States by increasing its in-country presence in targeted growth markets.


                                      Three Months Ended March 31
                                 --------------------------------------
                                       1997                1998
                                 -----------------    -----------------
Net sales by service line:
  Wireless handset sales         $180,430      91%    $295,858      86%
  Wireless accessories sales       14,161       7%      26,058       8%
  Value-added logistics services    4,578       2%      21,417       6%
                                 --------     ----    --------     ----
                                 $199,169     100%    $343,333     100%
                                 --------     ----    --------     ----

Net sales for the three months ended March 31, 1998 as compared to the same period in 1997 includes a greater proportion of revenues from higher-margin value-added logistics services as the Company continues to develop and grow its service offerings and acquire new customers in this area.

GROSS PROFIT


                              Three Months Ended March 31
                             ----------------------------
                              1997       1998      Change
                             -------    -------    ------
Gross profit                 $16,002    $30,077        88%
Gross margin percentage          8.0%       8.8%

Gross profit for the three months ended March 31, 1998 improved significantly over the same period in 1997 due to increased sales and increased gross margin percentage. The increase in gross margin percentage is primarily due to an increase in the amount of higher margin value-added logistics services provided by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                             Three Months Ended March 31
                             ---------------------------
                               1997      1998     Change
                              ------    -------   ------
Selling, general and
  administrative expenses     $8,096    $14,657        81%
As a percent of net sales        4.1%       4.3%

The increase in selling, general and administrative expenses for the three months ended March 31, 1998 as compared to the same period in 1997 is due primarily to increased levels of business activities, and includes the addition of extensive managerial resources in all of the Company's operating divisions. These planned additions to available resources are necessary to support the increasing demand for the Company's value-added logistics services. Additional costs associated with the increased level of business activities include depreciation and amortization expenses resulting from investments associated with information systems, leasehold improvements and acquisitions, as well as, increased rent expense due to expanded facilities and growth in various marketing costs including travel, promotions and commissions.

INCOME FROM OPERATIONS


                             Three Months Ended March 31
                             ---------------------------
                               1997      1998     Change
                              ------    -------   ------
Income from operations        $7,906    $15,420        95%
As a percent of net sales        4.0%       4.5%

The increase in income from operations and operating margin (income from operations as a percent of net sales) for the three months ended March 31, 1998 compared to the same period in 1997 is primarily attributable to the increase in net sales and gross profit partially offset by the increase in selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME


                                 Three Months Ended March 31
                                 ---------------------------
                                     1997           1998        Change
                                   -------         -------      ------
Net income                         $ 5,416         $ 8,843        63%
Adjusted net income (1)            $ 4,568         $ 8,500        86%
Adjusted net income as
  a percent of net sales               2.3%            2.5%
Adjusted net income
  per share (diluted)              $  0.10         $  0.16        60%
Weighted average
  shares outstanding                46,374          53,435

--------
(1) Adjusted to exclude the after-tax effect of non-recurring net investment gains of $1,432 and $572 for the three months ended March 31, 1997 and 1998, respectively.

The increase in net income and adjusted net income for the three months ended March 31, 1998 over the same period in 1997 is the result of increased income from operations, partially offset by an increase in interest expense relating to bank debt obtained for working capital purposes. During the first quarter of 1997 and 1998, the Company realized gains on sales of marketable equity securities, representing income of a non-recurring nature. The net gains after related transaction costs were approximately $1.4 million and $0.6 million in 1997 and 1998, respectively.

The increase in weighted average shares outstanding is due primarily to shares issued in connection with the Company's public offering of 5,400,000 shares in August 1997 as well as certain acquisition activity and the exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES


                                          December 31, 1997  March 31, 1998
                                          -----------------  --------------
Cash, cash equivalents and marketable
  securities                                   $   6,419       $  36,489
Working capital                                $ 281,320       $ 284,873
Current ratio                                   3.55 : 1        2.84 : 1

The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by operating activities was $9.5 million for the three months ended March 31, 1998 as compared to net cash used by operating activities of $32.5 in the comparable prior period. The increase in net cash provided by operating activities was primarily attributable to an increase in accounts payable and a decrease in accounts receivable, offset by an increase in inventories. Net cash used by investing activities for the three months ended March 31, 1998 was $9.6 million as compared to net cash provided by investing activities of $12.3 million in the comparable prior period. Cash used by investing activities during the three months ended March 31, 1998 was primarily attributable to capital expenditures relating to the purchase of information systems and software and acquisitions completed in the period, partially offset by the Company's contract financing activity and proceeds from the sale of marketable securities. Cash provided by investing activities for the three months ended March 31, 1997 was primarily attributable to the sale of marketable securities partially offset by capital expenditures relating to the purchase of information systems equipment and software, the expansion of its warehouse facility in Indianapolis, Indiana, the opening of its west coast distribution center in Sparks, Nevada and the continued expansion of its international operations. The net cash provided by financing activities for the three months ended March 31, 1998 is primarily due to the issuance of the Bonds discussed below and proceeds from the exercise of stock options. The net cash provided by financing activities for the three months ended March 31, 1997 was primarily due to advances against the Company's line of credit and proceeds from the exercise of stock options.

On March 11, 1998, the Company completed the sale of zero-coupon, subordinated, convertible notes (the "Bonds") with an aggregate principal amount at maturity of $380.0 million ($1,000 face value per Bond). The Bonds are due in the year 2018, have a yield to maturity of 4.00% and are convertible into Brightpoint common stock at a rate of 19.109 shares per bond. The Bonds were placed for the Company by Merrill Lynch & Co. and resulted in gross proceeds to the Company of approximately $172.1 million. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. The Bonds are subordinated to all existing and future Senior Indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries.

Through 1997 the Company generated a 5-year compounded annual growth rate in net sales and pro forma net income in excess of 60% and 80% respectively. In order to fund the working capital necessary for this level of growth, the Company successfully raised over $350 million of capital through the end of 1997 (using an appropriate combination of both debt and equity capital). The Company anticipates that to maintain similar growth in the future, it would be necessary to raise additional capital during 1998, while maintaining appropriate leverage ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company transacts business in worldwide markets and is exposed to foreign currency exchange rate risk inherent in its assets, liabilities and results of operations denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt. The Company's subsidiaries do not typically have significant amounts of assets, liabilities or commitments that are denominated in currencies other than the respective operation's functional currency. The Company periodically utilizes derivative financial instruments, including forwards, swaps and purchased options as well as borrowings denominated in foreign currencies to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses on the financial instruments against the gains and losses that occur on the underlying exposures. The Company does not enter into derivatives for speculative or trading purposes and at March 31, 1998 did not have a significant position in derivative instruments.

PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 18 of this report

   (b)  Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Brightpoint, Inc.
                                  (Registrant)




Date  May 13, 1998                /s/ Phillip A. Bounsall
      -----------------           ----------------------------------

                                   Phillip A. Bounsall
                                   Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date  May 13, 1998                /s/ John P. Delaney
      -----------------           ----------------------------------

                                   John P. Delaney
                                   Vice President, Corporate
                                   Controller (Principal
                                   Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.  Description
-----------  -----------
  (10.1)     Third Amendment to Multicurrency Credit Agreement dated March
             20, 1998

  (10.2)     Lease Agreement between the Company and Madonna Management
             Company, Inc., dated March 17, 1998

  (10.3)     Lease Agreement between the Company and SCI North Carolina
             Limited Partnership, dated March 20, 1998

  (10.4)     Lease Agreement between the Company and IP Properties, A Wyoming
             Limited Liability Company, dated March 31, 1998

  (11)       Statement Re: Computation of Earnings Per Share

  (27)       Financial Data Schedule for the Three Months ended March
             31, 1998

  (27.1)     Restated Financial Data Schedule for the Three Months ended
             March 31, 1997

  (27.2)     Restated Financial Data Schedule for the Six Months ended June
             30, 1997

  (27.3)     Restated Financial Data Schedule for the Nine Months ended
             September 30, 1997

  (99)       Cautionary Statements