Form 10-Q
period 1998-06-30
BRIGHTPOINT INC
filed 1998-08-14
CIK 918946

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 1998
                                ------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to
                                --------------------    -----------------------

Commission file number:        0-23494
                       ------------------------

                               BRIGHTPOINT, INC.
     --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                35-1778566
     --------------------------------------------------------------------------
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization

         6402 Corporate Drive, Indianapolis, Indiana                   46278
     --------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

                                 (317) 297-6100
     --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes [ ] No

     Number of shares of common stock outstanding at August 5, 1998:
                               52,065,310 shares

                               BRIGHTPOINT, INC.

                                     INDEX

                                                                                                Page No.


PART I.      FINANCIAL INFORMATION
             ITEM 1

             Consolidated Statements of Income

                    Three and Six Months Ended June 30, 1997 and 1998.............................. 3

             Consolidated Balance Sheets

                    December 31, 1997 and June 30, 1998............................................ 4

             Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 1997 and 1998........................................ 5

             Notes to Consolidated Financial Statements............................................ 6

             ITEM 2

             Management's Discussion and Analysis of

                    Financial Condition and Results of Operations..................................10

PART II.     OTHER INFORMATION

             ITEM 2

             Changes in Securities.................................................................16

             ITEM 4

             Submission of Matters to a Vote of Security Holders...................................16

             ITEM 6

             Exhibits and Reports on Form 8-K......................................................16

Signatures.........................................................................................17


                                BRIGHTPOINT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Amounts in thousands, except per share data)

                                   (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                     June 30                             June 30

                                                              1997              1998              1997             1998
                                                          --------------    -------------     -------------    -------------
Net sales                                                 $    220,027      $   329,813       $   419,196      $   673,146
Cost of sales                                                  202,013          299,308           385,180          612,564
                                                          --------------    -------------     -------------    -------------

Gross profit                                                    18,014           30,505            34,016           60,582

Selling, general and administrative expenses                     9,040           14,601            17,136           29,258
                                                          --------------    -------------     -------------    -------------

Income from operations                                           8,974           15,904            16,880           31,324

Net investment gain                                                  -                -             1,432              572
Interest expense, net                                            1,983            3,027             3,106            6,439
                                                          --------------    -------------     -------------    -------------

Income before income taxes and minority interest                 6,991           12,877            15,206           25,457
Income taxes                                                     2,097            3,863             4,540            7,637
                                                          --------------    -------------     -------------    -------------

Income before minority interest                                  4,894            9,014            10,666           17,820
Minority interest                                                   27              (44)              383              (81)
                                                          --------------    -------------     -------------    -------------

Net income                                                $      4,867      $     9,058       $    10,283      $    17,901
                                                          ==============    =============     =============    =============

Net income per share:

    Basic                                                 $       0.11      $      0.17      $       0.23     $       0.35
                                                          ==============    =============     =============    =============
    Diluted                                               $       0.10      $      0.17      $       0.22     $       0.33
                                                          ==============    =============     =============    =============

Weighted average common shares outstanding:

    Basic                                                       44,594           51,979            44,228           51,597
                                                          ==============    =============     =============    =============
    Diluted                                                     46,678           53,725            46,318           53,580
                                                          ==============    =============     =============    =============


See accompanying notes.

                               BRIGHTPOINT, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                     December 31, 1997      June 30, 1998
                                                     -----------------      -------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $          2,941       $     40,020
  Accounts receivable (less allowance for
    doubtful accounts of $3,394 in 1997
    and $4,117 in 1998)                                      212,946             188,085
  Contract financing receivables                              49,470              14,397
  Inventories                                                 95,716             152,049
  Marketable securities                                        3,478                   -
  Other current assets                                        26,960              33,338
                                                   ------------------      ---------------
Total current assets                                         391,511             427,889

Property and equipment                                        23,420              38,944
Goodwill and other intangibles                                31,161              69,671
Other assets                                                  10,610              23,424
                                                   ------------------     ----------------
Total assets                                        $        456,702       $     559,928
                                                   ==================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             $        110,191       $      75,391
                                                   ------------------     ----------------
Total current liabilities                                    110,191              75,391

Long-term debt                                               146,963             250,141
Minority interest                                                257                 176

Stockholders' equity:

  Preferred stock, $0.01 par value: 1,000 shares

    authorized; no shares issued or outstanding                    -                   -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 50,396 and 51,973 issued and
    outstanding, respectively                                    504                 520
  Additional paid-in capital                                 160,387             178,912
  Retained earnings                                           42,891              60,792
  Accumulated other comprehensive income (loss)               (4,491)             (6,004)
                                                   -------------------    -----------------
Total stockholders' equity                                   199,291             234,220
                                                   -------------------    -----------------

Total liabilities and stockholders' equity           $       456,702       $     559,928
                                                   ==================     =================

See accompanying notes.

                               BRIGHTPOINT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                     Six Months Ended June 30
                                                      1997            1998
                                                    --------        --------
Operating activities
Net income                                          $ 10,283        $ 17,901
Adjustments to reconcile net income to net cash
  used by operating activities:
     Depreciation and amortization                     1,416           4,012
     Amortization of debt discount                         -           2,103
     Net investment gain                              (1,432)           (572)
     Minority interest and other                         383            (130)
     Changes in operating assets and liabilities:
        Accounts receivable                           (4,063)         31,606
        Inventories                                   15,717         (49,868)
        Other current assets                          (1,021)         (2,975)
        Accounts payable and accrued expenses        (44,247)        (27,098)
                                                    --------       ---------
Net cash used by operating activities                (22,964)        (25,021)

Investing activities
Capital expenditures                                  (9,650)        (15,068)
Sale of marketable securities, net of
  transaction costs                                   18,528           3,263
Acquisitions, net of cash acquired                    (4,034)        (33,152)
Decrease in contract financing receivables,
  net of unfunded portion                                  -           7,072
Increase in other assets                              (3,089)        (13,632)
                                                    --------        --------
Net cash provided (used) by investing activities       1,755         (51,517)

Financing activities
Net proceeds from (payments on) revolving credit
  facility                                            17,938         (66,565)
Proceeds from issuance of subordinated, convertible
  notes, net of issue costs                                -         166,088
Proceeds and tax benefits from exercise of
  stock options and warrants                           5,549          14,612
                                                    --------        --------
Net cash provided by financing activities             23,487         114,135

Effect of exchange rate changes on cash and cash
  equivalents                                            406            (518)
                                                    --------        --------
Net increase in cash and cash equivalents              2,684          37,079
Cash and cash equivalents at beginning of period      14,255           2,941
                                                    --------        --------
Cash and cash equivalents at end of period          $ 16,939        $ 40,020
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

   The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of income for the three and six months ended June 30, 1998 is not necessarily indicative of the results that may be expected for the entire year.

   For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which replaced the presentation of primary earnings per share (EPS) with basic EPS and replaced fully diluted EPS with diluted EPS. Basic net income per share is based on the weighted average number of common shares outstanding during each period and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's dilutive common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants. The subordinated, convertible notes (see Note 4) issued in the first quarter of 1998, although common share equivalents, were not dilutive for the three and six months ended
   June 30, 1998. The weighted average number of common shares outstanding for diluted EPS includes only the dilutive common share equivalents as defined above.

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

    During the three months ended June 30, 1997 and 1998, comprehensive income totaled $5,091,000 and $6,917,000, respectively and during the six months ended June 30, 1997 and 1998 totaled $6,612,000 and $16,388,000, respectively.

3. Acquisitions

    During the six months ended June 30, 1998, the Company made nine acquisitions of businesses separately located in (i) Brazil; (ii) the United Kingdom; (iii) the Netherlands, Germany and Poland; (iv) the United States;
    (v) Taiwan; (vi) Poland; (vii) France; (viii) Mexico; and (ix) New Zealand. Each of these transactions was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition. The aggregate purchase price for these businesses consisted of 280,442 unregistered shares of the Company's common stock (valued at $3.8 million), $37.8 million in cash, the assumption of certain liabilities and contingent consideration of up to $13.4 million in cash and $17.1 million in common stock based upon future operating results of the applicable business over the next two years. The resulting goodwill of $35.7 million from these acquisitions is being amortized over 30 years.

    During the six months ended June 30, 1997, the Company acquired the remaining minority interests of three majority-owned subsidiaries and certain net assets of one business located in Sweden. Each of these transactions was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition. The aggregate purchase price consisted of 464,490 unregistered shares of the Company's common stock (valued at $3.1 million), $4.3 million in cash, the assumption of certain liabilities and contingent consideration based on the operating results of the applicable operating units. As of June 30, 1998 all contingent consideration amounts related to these acquisitions have been settled and paid in full. The resulting goodwill of $9.5 million from these acquisitions is being amortized over 30 years.

    The impact of the Company's acquisitions was not material in relation to the Company's results of operations for the six months ended June 30, 1997 and 1998. Consequently, pro forma information is not presented.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


 4.  Long-term debt

   On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the "Bonds") with an aggregate face value of $380 million ($1,000 per bond) and a yield to maturity of 4.00%. The Bonds are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Bonds were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Bonds resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Bond) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At June 30, 1998, the Bonds had a carrying value of approximately $174 million.

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

   On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as co-agents for a group of banks (collectively, the "Banks"). On May 13, 1998, the Company and the Banks amended and restated this agreement resulting in a $225 million facility with substantially the same terms ("Restated Facility"). The Restated Facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate and the Federal Funds effective rate plus 0.50% or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At June 30, 1998, there was approximately $76 million outstanding under this line of credit at an interest rate of 6.6% and an aggregate of $8 million in letters of credit issued.

                               BRIGHTPOINT, INC.

                                  (Unaudited)

4.  Long-term debt (continued)

    All of the Company's assets located in the United States and 65% of the capital stock of certain of the Company's subsidiaries domiciled outside of the United States are pledged to the Banks as collateral for the Restated Facility, and the Company is substantially prohibited from incurring additional indebtedness. In addition to certain net worth and other financial covenants, the Company's Restated Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling portions of its assets.

5.  Net Investment Gain

    During the first quarter of 1997 and 1998, the Company realized gains on sales of marketable equity securities, representing income of a non-recurring nature. The net gains after related transaction costs were approximately $1.4 million and $0.6 million in 1997 and 1998, respectively. Excluding the impact of the net investment gains and related income taxes, net income for the first half of 1997 would have been $9.4 million or $0.20 per share (diluted) and net income for the first half of 1998 would have been $17.6 million or $0.33 per share (diluted).

6.  Recently Issued Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement is effective for years beginning after June 15, 1999, however, early adoption as of the beginning of any fiscal quarter after June 1998 is permitted. The Company is currently evaluating the effect that this pronouncement might have on its results of operations and financial position, but does not expect any material adverse effects from adoption of this standard.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
              (Amounts in thousands, except per share data)

Overview

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 and the Company's Annual Report on Form 10-K, as amended,for the year ended December 31, 1997.

During the first and second quarters of 1998, the Company acquired either all of the equity interests or certain net assets of the following nine businesses that were accounted for as purchases. Accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition:

First Quarter 1998

- Matel-Tecnologia de Teleinformatica S.A.-Matec - a wireless telephone distributor located in Sao Paulo, Brazil.

-   WAVETech Limited - a wireless telephone distributor in the United Kingdom.

- Wireless Fulfillment Services, LLC - a provider of wireless accessory end-user fulfillment services for North American network operators.

- Axess Communications Benelux B.V. - a provider of accessory distribution services for the wireless communications industry with operations in the Netherlands, Germany and Poland.

Second Quarter 1998

- Cell Direct Limited - a wireless telephone distributor located in Auckland, New Zealand.
- Function Communications Co., Ltd. - a wireless products distributor headquartered in Taipei, Taiwan.
-   Euro-Phone Sp. Z o.o. - a wireless products distributor in Warsaw, Poland.
- Communicaciones ASBE, S.A. de C.V. - a wireless telephone and accessories distributor located in Mexico City.
- Eurocom Systems S.A. - a provider of distribution and integrated logistics services in France.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except per share data)

Results of Operations

Net Sales

               Three Months Ended June 30      Six Months Ended June 30
              ------------------------------------------------------------
                1997      1998     Change      1997      1998     Change
--------------------------------------------------------------------------
Net sales   $ 220,027   $ 329,813    50%     $ 419,196  $ 673,146   61%
--------------------------------------------------------------------------

Net sales for the three and six months ended June 30, 1998 increased significantly over net sales for the same periods in 1997 reflecting the continued growth in worldwide demand for wireless handsets and related accessories. The increase in net sales is primarily attributable to volume growth in all of the Company's divisions as demand for wireless handsets, accessories and the Company's value-added logistics services continued to grow. In addition, the Company believes that it continued to increase its share of the wireless handset market in various markets around the world.

                       Three Months Ended June 30        Six Months Ended June 30
                    --------------------------------    -------------------------------
                         1997            1988             1997            1998
                    --------------------------------    -------------------------------
Net sales by division:
  Asia-Pacific        $  97,967   44% $ 107,333   33%  $ 183,610   44% $ 237,051   35%
  Europe, Middle East    48,616   22%    95,674   29%     86,237   20%   201,933   30%
   and Africa
  North America          58,755   27%    92,268   28%    129,527   31%   165,823   25%
  Latin America          14,689    7%    34,538   10%     19,822    5%    68,339   10%
                     -------------------------------    -------------------------------
                      $ 220,027  100% $ 329,813  100%  $ 419,196  100% $ 673,146  100%
                     -------------------------------    -------------------------------

The Company experienced net sales increases in all of its divisions as it continued to penetrate markets outside the United States by increasing its in-country presence in targeted growth markets and as it increased its service and accessory offerings worldwide.


                                 Three Months Ended June           Six Months Ended June 30
                             -------------------------------- ---------------------------------
                                  1997             1998          1997               1998
                             -------------------------------- ---------------------------------
Net sales by service line:

  Wireless handset sales      $ 194,935   88%  $ 265,245  80% $ 375,365    89%   $ 561,103  83%
  Wireless accessories sales     14,656    7%     29,312   9%    28,817     7%      55,370   8%
  Value-added logistics          10,436    5%     35,256  11%    15,014     4%      56,673   9%
    services
                             -------------------------------- ---------------------------------
                              $ 220,027  100%  $ 329,813 100% $ 419,196   100%   $ 673,146 100%
                             -------------------------------- ---------------------------------

Net sales for the three and six months ended June 30, 1998, as compared to the same periods in 1997, include a greater proportion of revenues from higher-margin value-added logistics services as the Company continues to develop and expand its service offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except per share data)

Results of Operations (continued)

Gross Profit

                        Three Months Ended June 30         Six Months Ended June 30
                        -----------------------------  ------------------------------
                          1997        1998    Change      1997       1998     Change
-------------------------------------------------------------------------------------
Gross profit            $ 18,014    $ 30,505     69%   $ 34,016   $ 60,582      78%
Gross margin percentage      8.2%        9.2%               8.1%       9.0%
-------------------------------------------------------------------------------------

Gross profit for the three and six months ended June 30, 1998 improved significantly over the same periods in 1997 due to increased sales and increased gross margin percentage. The increase in gross margin percentage is primarily due to an increase in the amount of higher margin value-added logistics services provided by the Company. Gross margins were also enhanced through the Company's disciplined effort to migrate from lower margin sales made to other distributors to higher margin direct sales, taking advantage of the Company's expanded in-country presences in its Asia-Pacific and Europe, Middle East and Africa divisions.

Selling, General and Administrative Expenses

                              Three Months Ended June 30     Six Months Ended June 30
                          --------------------------------------------------------------
                               1997       1998    Change     1997       1998     Change
----------------------------------------------------------------------------------------
Selling, general and
  administrative expenses     $ 9,040   $ 14,601     62%   $ 17,136   $ 29,258     71%
As a percent of net sales         4.1%       4.4%               4.1%       4.3%
----------------------------------------------------------------------------------------

The increase in selling, general and administrative expenses for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to planned increases in managerial, information technology and other resources necessary to support the increased demand for the Company's services in markets around the world.

Income from Operations

                              Three Months Ended June 30     Six Months Ended June 30
                             ----------------------------------------------------------
                                1997      1998    Change    1997      1998      Change
---------------------------------------------------------------------------------------
Income from operations        $ 8,974   $ 15,904    77%   $ 16,880   $ 31,324      86%
As a percent of net sales         4.1%       4.8%              4.0%       4.7%
---------------------------------------------------------------------------------------

The increase in income from operations and operating margin (income from operations as a percent of net sales) for the three and six months ended June 30, 1998 compared to the same periods in 1997 is primarily attributable to the increase in net sales and gross margin partially offset by the increase in selling, general and administrative expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except per share data)

Net Income

                         Three Months Ended June 30        Six Months Ended June 30
                    --------------------------------- -----------------------------
                             1997     1998    Change      1997      1998    Change
-----------------------------------------------------------------------------------
Net income               $  4,867   $  9,058    86%    $ 10,283  $  17,901     74%
Adjusted net income(1)   $  4,867   $  9,058    86%    $  9,435  $  17,558     86%
Adjusted net income as a      2.2%       2.7%               2.3%       2.6%
  percent of net sales
Adjusted net income per  $   0.10   $   0.17    70%    $   0.20  $    0.33     65%
 share (diluted)
Weighted average shares
outstanding (diluted)      46,678     53,725             46,318     53,580
-----------------------------------------------------------------------------------

(1) Adjusted to exclude the after-tax effect of net investment gains of $1,432 and $572 for the six months ended June 30, 1997 and 1998, respectively.

The increase in net income and adjusted net income for the three and six months ended June 30, 1998 over the same periods in 1997 is the result of increased income from operations, partially offset by an increase in interest expense relating to long-term debt obtained for working capital purposes. During the first quarter of 1997 and 1998, the Company realized gains on sales of marketable equity securities, representing income of a non-recurring nature. The net gains after related transaction costs were approximately $1.4 million and $0.6 million in 1997 and 1998, respectively.

The increase in weighted average shares outstanding is due primarily to shares issued in connection with the Company's public offering of 5,400,000 shares in August 1997 as well as certain acquisition activity and the impact of stock options and warrants.

Liquidity and Capital Resources

                                 December 31, 1997  June 30, 1998

-----------------------------------------------------------------------------------
Cash, cash equivalents and marketable
 securities                          $    6,419        $  40,020
Working capital                      $  281,320        $ 352,498
Current ratio                          3.55 : 1         5.68 : 1
-----------------------------------------------------------------------------------

Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of debt and equity securities.

The increase in working capital during the six months ended June 30, 1998 is primarily attributable to a decrease in accounts payable and an increase in inventories partially offset by a decrease in accounts receivable. The increase in working capital was funded principally by the issuance of zero-coupon, subordinated, convertible Bonds in March 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
             (Amounts in thousands, except per share data)

Liquidity and Capital Resources (continued)

Net cash used by operating activities was $25.5 million for the six months ended June 30, 1998 as compared to $23.0 million in the comparable prior period. The increase in net cash used by operating activities was primarily attributable an increase in inventories and a decrease in accounts payable partially offset by a decrease in accounts receivable.

Net cash used by investing activities for the six months ended June 30, 1998 was $53.4 million as compared to net cash provided by investing activities of $1.8 million in the comparable prior period. Cash used by investing activities during the six months ended June 30, 1998 was primarily attributable to capital expenditures relating to the purchase of information systems and software and acquisitions completed in the period, partially offset by the Company's contract financing activity and proceeds from the sale of marketable securities. Cash provided by investing activities for the six months ended June 30, 1997 was primarily attributable to the sale of marketable securities partially offset by capital expenditures relating to the purchase of information systems equipment and software, the expansion of the Company's warehouse facility in Indianapolis, Indiana, the opening of its west coast distribution center in Sparks, Nevada and the continued expansion of its international operations.

Net cash provided by financing activities for the six months ended June 30, 1998 is primarily due to the issuance of the Bonds discussed below and proceeds from the exercise of stock options partially offset by principal reductions on the Company's line of credit. Net cash provided by financing activities for the six months ended June 30, 1997 was primarily due to advances against the Company's line of credit and proceeds from the exercise of stock options.

On March 11, 1998, the Company completed the sale of zero-coupon, subordinated, convertible notes (the "Bonds") with an aggregate principal amount at maturity of $380 million ($1,000 face value per Bond). The Bonds are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per bond. The Bonds were placed for the Company by Merrill Lynch & Co. and resulted in gross proceeds to the Company of approximately $172 million. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. The Bonds are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Bonds were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries.

Through 1997 the Company generated a 5-year compounded annual growth rate in net sales and pro forma net income in excess of 60% and 80%, respectively. In order to fund the working capital necessary for this level of growth, the Company successfully raised over $350 million of capital through the end of 1997 (using an appropriate combination of both debt and equity capital). In addition, during the three months ended March 31, 1998, the Company raised approximately $172 million in capital from the issuance of the Bonds discussed above. The Company believes that additional debt or equity capital could be necessary to fund working capital needs associated with such growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (Amounts in thousands, except per share data)

Foreign Operations and Foreign Currency

The Company transacts business in worldwide markets and is exposed to foreign currency exchange rate risk inherent in its assets, liabilities and results of operations denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt. Certain of the Company's subsidiaries have assets, liabilities or commitments that are denominated in currencies other than the respective operation's functional currency. The Company periodically utilizes derivative financial instruments, including forwards, swaps and purchased options as well as borrowings denominated in foreign currencies to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses on the financial instruments against the gains and losses that occur on the underlying exposures. The Company does not enter into derivatives for speculative or trading purposes.

PART II. OTHER INFORMATION

Item 2.    Changes in Securities

During the quarter ended June 30, 1998, the Company issued to the respective sellers, unregistered shares of the Company's common stock as follows in connection with its acquisition activities:

     Date              Entity Acquired               Shares Issued     Value
----------------- ---------------------------------  --------------  -----------
  April 1, 1998    Wireless Fulfillment Services, LLC    118,213     $ 1,612,500
  April 20, 1998   Axess Communications Benelux B.V.      72,072     $ 1,000,000
  May 1, 1998      Function Communications Co., Ltd.      53,368     $   790,500
  June 19, 1998    Communicaciones ASBE, S.A. de C.V.     36,789     $   412,500

The foregoing securities issuances were made in reliance on the exemptions from registration provided by Section 4(2) (issuances not involving a public offering) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.

Item 4.    Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on April 16, 1998 to elect three (3) Class I directors to hold office until the Annual Meeting of Stockholders to be held in 2001 and until their respective successors have been duly elected and qualified. The terms of office of Class II directors Messrs. Robert J. Laikin, Robert F. Wagner and Rollin M. Dick continue until 1999. The terms of office of Class III directors Messrs. John W. Adams, T. Scott Housefield and Steven B. Sands continue until 2000. The results of the vote to elect the three (3) Class I directors were as follows:

     J. Mark Howell received 46,197,271 votes for and 81,476 votes withheld, Stephen H. Simon received 46,192,931 votes for and 85,816 votes withheld and Todd H. Stuart received 46,194,608 votes for and 84,139 votes withheld.

Item 6.    Exhibits and Reports on Form 8-K

   (a) Exhibits

      The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 18 of this report.

   (b) Reports on Form 8-K

      On April 1, 1998 the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, the completion on March 11, 1998 of the issuance and sale of $380,000,000 aggregate principal amount at maturity of zero-coupon, subordinated, convertible notes due in the year 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Brightpoint, Inc.
                                 (Registrant)



Date   August 6, 1998                    /s/ Phillip A. Bounsall
     --------------------------------    ----------------------------

                                        Phillip A. Bounsall
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date   August 6, 1998                    /s/ John P. Delaney
     --------------------------------    ----------------------------

                                        John P. Delaney
                                        Vice President, Corporate
                                        Controller (Principal
                                        Accounting Officer)

                                 Exhibit Index

     Exhibit No.            Description

       (10.1)   Fourth Amendment to Multicurrency Credit Agreement dated April 16, 1998

       (10.2) Amended and Restated Multicurrency Credit Agreement originally dated June 24, 1997 and amended and restated as of May 13, 1998.

       (10.3)   Lease Expansion Agreement between the Company and SCI North Carolina Limited Partnership,
                dated June 9, 1998

       (11)     Statement Re: Computation of Earnings Per Share

       (27)     Financial Data Schedule for the Six Months ended June 30, 1998

       (99)     Cautionary Statements

                                       18