Form 10-Q
period 1998-09-30
BRIGHTPOINT INC
filed 1998-11-16
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998      or
                                -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                         to
                               -------------------------  ----------------------

Commission file number:        0-23494
                       ---------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Number of shares of common stock outstanding at November 11, 1998:
52,386,576 shares

                                BRIGHTPOINT, INC.
                                      INDEX


                                                                                           Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1997 and 1998.......................3


         Consolidated Balance Sheets
                  December 31, 1997 and September 30, 1998......................................4


         Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1998.................................5


         Notes to Consolidated Financial Statements.............................................6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................11



PART II. OTHER INFORMATION

         ITEM 2

         Changes in Securities.................................................................19


         ITEM 6

         Exhibits and Reports on Form 8-K......................................................19


Signatures.....................................................................................20


                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (UNAUDITED)


                                          Three Months Ended             Nine Months Ended
                                              September 30                September 30
                                         1997          1998           1997          1998
                                      -----------   -----------    -----------   -----------
Net sales                             $   243,210   $   445,772    $   662,406   $ 1,118,918
Cost of sales                             222,576       407,698        607,756     1,020,262
                                      -----------   -----------    -----------   -----------

Gross profit                               20,634        38,074         54,650        98,656

Selling, general and administrative
   expenses                                10,836        21,577         27,972        50,835
                                      -----------   -----------    -----------   -----------

Income from operations                      9,798        16,497         26,678        47,821

Net investment gain                          --            --            1,432           572
Interest expense, net                       1,283         3,110          4,389         9,549
                                      -----------   -----------    -----------   -----------

Income before income taxes and
   minority interest                        8,515        13,387         23,721        38,844
Income taxes                                2,557         4,016          7,097        11,653
                                      -----------   -----------    -----------   -----------

Income before minority interest             5,958         9,371         16,624        27,191
Minority interest                              30           (47)           413          (128)
                                      -----------   -----------    -----------   -----------

Net income                            $     5,928   $     9,418    $    16,211   $    27,319
                                      ===========   ===========    ===========   ===========

Net income per share:
    Basic                             $      0.12   $      0.18    $      0.36   $      0.53
                                      ===========   ===========    ===========   ===========
    Diluted                           $      0.12   $      0.18    $      0.34   $      0.51
                                      ===========   ===========    ===========   ===========

Weighted average common
  shares outstanding:
    Basic                                  47,626        52,232         45,374        51,811
                                      ===========   ===========    ===========   ===========
    Diluted                                49,651        53,268         47,092        53,427
                                      ===========   ===========    ===========   ===========



See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                            December 31, 1997       September 30, 1998
                                                            -----------------       ------------------
                                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                              $   2,941                   $  37,204
     Accounts receivable (less allowance for
       doubtful accounts of $3,394 in 1997
       and $3,891 in 1998)                                    212,946                     234,632
     Contract financing receivables                            49,470                      16,163
     Inventories                                               95,716                     153,363
     Marketable securities                                      3,478                        --
     Other current assets                                      26,960                      39,264
                                                            ---------                   ---------
Total current assets                                          391,511                     480,626

Property and equipment                                         23,420                      45,567
Goodwill and other intangibles                                 31,161                      78,816
Other assets                                                   10,610                      27,773
                                                            ---------                   ---------
Total assets                                                $ 456,702                   $ 632,782
                                                            =========                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                  $ 110,191                   $ 104,344
                                                            ---------                   ---------
Total current liabilities                                     110,191                     104,344

Long-term debt                                                146,963                     280,407
Minority interest                                                 257                         130

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding               --                          --
     Common stock, $0.01 par value: 100,000 shares
       authorized; 50,396 and 52,377 shares issued and
       outstanding, respectively                                  504                         524
     Additional paid-in capital                               160,387                     182,916
     Retained earnings                                         42,891                      70,211
     Accumulated other comprehensive loss                      (4,491)                     (5,750)
                                                            ---------                   ---------
Total stockholders' equity                                    199,291                     247,901
                                                            ---------                   ---------
Total liabilities and stockholders' equity                  $ 456,702                   $ 632,782
                                                            =========                   =========


See accompanying notes

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                       Nine Months Ended September 30
                                                           1997             1998
                                                       -------------    -------------
OPERATING ACTIVITIES
Net income                                                 $  16,211    $  27,319
Adjustments to reconcile net income to net cash
     used by operating activities:
         Depreciation and amortization                         2,583        6,864
         Amortization of debt discount                          --          3,832
         Net investment gain                                  (1,432)        (572)
         Minority interest and deferred taxes                    413         (175)
         Changes in operating assets and liabilities:
              Accounts receivable                            (16,162)     (13,095)
              Inventories                                     20,350      (50,830)
              Other current assets                            (9,502)      (8,505)
              Accounts payable and accrued expenses          (39,261)      (2,411)
                                                           ---------    ---------
Net cash used by operating activities                        (26,800)     (37,573)

INVESTING ACTIVITIES
Capital expenditures                                         (13,479)     (23,907)
Sale of marketable securities, net of transaction costs       18,528        3,263
Acquisitions, net of cash acquired                            (6,257)     (35,894)
Decrease (increase) in contract financing receivables,
     net of unfunded portion                                 (30,306)       3,655
Increase in other assets                                      (3,249)     (11,969)
                                                           ---------    ---------
Net cash used by investing activities                        (34,763)     (64,852)

FINANCING ACTIVITIES
Net payments on revolving credit facility                    (14,265)     (43,816)
Net proceeds from stock offering                              75,600         --
Proceeds from issuance of subordinated, convertible
  notes, net of issue costs                                     --        166,088
Proceeds and tax benefits from exercise of stock options
  and warrants                                                 5,661       15,253
                                                           ---------    ---------
Net cash provided by financing activities                     66,996      137,525

Effect of exchange rate changes on cash and cash
  equivalents                                                    532         (837)
                                                           ---------    ---------

Net increase in cash and cash equivalents                      5,965       34,263
Cash and cash equivalents at beginning of period              14,255        2,941
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $  20,220    $  37,204
                                                           =========    =========


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

   The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of income for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

   For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

2. Accounting Changes

   EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which replaced the presentation of primary earnings per share (EPS) with basic EPS and replaced fully diluted EPS with diluted EPS. Basic net income per share is based on the weighted average number of common shares outstanding during each period and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's dilutive common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants. The subordinated, convertible notes (see Note 4) issued in the first quarter of 1998, although common share equivalents, were not dilutive for the three and nine months ended September 30, 1998 and, therefore, are not included as dilutive common share equivalents.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2. Accounting Changes (continued)

   COMPREHENSIVE INCOME

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) which established new rules for the reporting and display of comprehensive income and its components (net income and other comprehensive income). Adoption of this Statement had no impact on the Company's net income or stockholders' equity. The statement requires that unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, be included as components of "other comprehensive income."

   During the three months ended September 30, 1997 and 1998, comprehensive income totaled $5,698,000 and $9,672,000, respectively and during the nine months ended September 30, 1997 and 1998 totaled $12,310,000 and $26,060,000, respectively.

   DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; the Company has elected to adopt the Statement early on July 1, 1998. The early adoption of this Statement did not result in a cumulative-effect adjustment to earnings. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value an asset, liability or firm commitment, changes in fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

   At September 30, 1998, the fair value of the Company's derivative instruments was not significant.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. Acquisitions

   During the nine months ended September 30, 1998, the Company made nine separate acquisitions of businesses located in (i) Brazil; (ii) the United Kingdom; (iii) the Netherlands, Germany and Poland; (iv) the United States;
   (v) Taiwan; (vi) Poland; (vii) France; (viii) Mexico; and (ix) New Zealand. Each of these transactions was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition. The aggregate purchase price for these businesses consisted of 357,074 unregistered shares of the Company's common stock (valued at $4.9 million), $38.4 million in cash, the assumption of certain liabilities and contingent consideration of up to $10.7 million in cash and $16.0 million in common stock based upon future operating results of the applicable business over the next two years. Goodwill of $39.1 million resulting from these acquisitions is being amortized over 30 years.

   During the nine months ended September 30, 1997, the Company acquired the remaining minority interests of three majority-owned subsidiaries and certain net assets of two businesses separately located in Sweden and Hong Kong. Each of these transactions was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition. The aggregate purchase price consisted of 683,934 unregistered shares of the Company's common stock (valued at $5.5 million), $6.5 million in cash, the assumption of certain liabilities and contingent consideration based on the operating results of the applicable operating units. As of September 30, 1998 all contingent consideration amounts related to these acquisitions have been settled and paid in full. Goodwill of $16.5 million resulting from these acquisitions is being amortized over 30 years.

   The impact of the Company's acquisitions was not material in relation to the Company's results of operations for the nine months ended September 30, 1997 and 1998. Consequently, pro forma information is not presented.

4. Long-term debt

   On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Bonds) with an aggregate face value of $380 million ($1,000 per bond) and a yield to maturity of 4.00%. The Bonds are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Bonds were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Bonds resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Bond) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At September 30, 1998, the Bonds had a carrying value of $176 million.

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

   On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as co-agents for a group of banks (collectively, the Banks). On May 13, 1998, the Company and the Banks amended and restated this agreement resulting in a $225 million facility with substantially the same terms (Restated Facility). The Restated Facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate and the Federal Funds effective rate plus 0.50% or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 40 to 112.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At September 30, 1998, there was approximately $104 million outstanding under this line of credit at interest rates ranging from 6.1% to 8.5% (a weighted average rate of 6.6%) and an aggregate of $13 million in letters of credit issued.

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

5. Net Investment Gain

   During the first quarter of 1997 and 1998, the Company realized gains on sales of marketable equity securities, representing income of a non-recurring nature. The net gains after related transaction costs were approximately $1.4 million and $0.6 million in 1997 and 1998, respectively. Excluding the impact of the net investment gains and related income taxes, net income for the nine months ended September 30, 1997 would have been $15.4 million or $0.33 per share (diluted) and net income for the nine months ended September 30, 1998 would have been $27.0 million or $0.50 per share (diluted).

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. Recently Issued Accounting Pronouncement

   In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, Reporting the Costs of Start-up Activities, which requires that such costs (as broadly defined in the statement) be expensed as incurred. The Statement is effective for years beginning after December 15, 1998 and the initial application must be reported as the cumulative effect of a change in accounting principle. The Company is currently evaluating the effect that this pronouncement might have on its results of operations and financial position.


7. Subsequent Event

   On October 2, 1998, the Company announced that it will be eliminating its trading division during the fourth quarter of 1998, consistent with its strategy of emphasizing relationships with wireless equipment manufacturers and network operators. The trading division engages in the purchase of products from suppliers other than the manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives.

   The Company will recognize, in the fourth quarter of 1998, a one-time charge which is expected to range from $13 million to $18 million ($9 million to $13 million, or $0.17 to $0.23 per share, after giving effect to taxes) related to the elimination of the trading division, which will include the loss on the sale of certain assets, severance payments for terminated employees and write-off of certain assets including leasehold improvements and certain information systems costs. Also included in the charge will be a reserve for estimated accrued liabilities.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the accompanying Exhibit 99 and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

On October 2, 1998, the Company issued a press release announcing that it will be eliminating its trading division during the fourth quarter of 1998, consistent with its strategy of emphasizing relationships with wireless equipment manufacturers and network operators. The trading division engages in the purchase of products from suppliers other than the manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. The Company believes that its established global infrastructure allows it to provide the requisite services to the manufacturers and network operators without the trading business.

The Company intends to accelerate its migration to a services-based organization, focusing on providing integrated services to wireless equipment manufacturers and network operators. The services will be designed to assist these customers in performing mission critical business functions in the most efficient and effective manner.

The Company will recognize, in the fourth quarter of 1998, a one-time charge which is expected to range from $13 million to $18 million ($9 million to $13 million, or $0.17 to $0.23 per share, after giving effect to taxes) related to the elimination of the trading division, which will include the loss on the sale of certain assets, severance payments for terminated employees and write-off of certain assets including leasehold improvements and certain information systems costs. Also included in the charge will be a reserve for estimated accrued liabilities.

The elimination of the trading division is expected to reduce 1999 selling, general and administrative expenses by an amount ranging from approximately $4 million to $5 million from previously planned spending levels. In addition, sales of products purchased directly from the manufacturers generally result in higher margins than the sales of products obtained through trading activities. Excluding the impact of the one-time charge, the elimination of the trading division is not expected to have a negative impact on the future operating results of the Company.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

During the first nine months of 1998, the Company acquired either all of the equity interests or certain net assets of the following nine businesses that were accounted for as purchases. Accordingly, the consolidated financial statements include the operating results of each business from the effective date of acquisition:

- Matel-Tecnologia de Teleinformatica S.A.-Matec - a wireless telephone distributor located in Sao Paulo, Brazil.
-  WAVETech Limited - a wireless telephone distributor in the United Kingdom.
- Wireless Fulfillment Services, LLC - a provider of wireless accessory end-user fulfillment services for North American network operators.
- Axess Communications Benelux B.V. - a provider of accessory distribution services for the wireless communications industry with operations in the Netherlands, Germany and Poland.
- Cell Direct Limited - a wireless telephone distributor located in Auckland, New Zealand.
- Function Communications Co., Ltd. - a wireless products distributor headquartered in Taipei, Taiwan.
-  Euro-Phone Sp. Z o.o. - a wireless products distributor in Warsaw, Poland.
- Communicaciones ASBE, S.A. de C.V. - a wireless telephone and accessories distributor located in Mexico City, Mexico.
- Eurocom Systems S.A. - a provider of distribution and integrated logistics services in France.


RESULTS OF OPERATIONS

NET SALES

                                  Three Months Ended September 30                    Nine Months Ended September 30
                            -----------------------------------------      --------------------------------------------
                                    1997           1998       Change             1997          1998          Change
-----------------------------------------------------------------------------------------------------------------------
Net sales                       $  243,210      $  445,772      83%          $  662,406     $ 1,118,918       69%
-----------------------------------------------------------------------------------------------------------------------


Net sales for the three and nine months ended September 30, 1998 increased significantly over net sales for the same periods in 1997 reflecting the continued growth in worldwide demand for wireless handsets and related accessories. The increase in net sales is primarily attributable to volume growth in all of the Company's divisions as demand for wireless handsets, accessories and the Company's value-added logistics services continued to grow. In addition, the Company believes that it continued to increase its share of the global wireless handset market.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

                                    Three Months Ended September 30                    Nine Months Ended September 30
                             -----------------------------------------------  -------------------------------------------------
                                  1997                    1998                      1997                    1998
                             -----------------------------------------------  -------------------------------------------------
Net sales by division:
   Asia-Pacific                   $ 100,988      42%     $ 144,978     33%         $ 284,598       43%   $    382,029     34%
   Europe, Middle                                                                                                         30%
     East and Africa                 59,959      24%       129,955     29%           146,196       22%        331,888
   North America                     58,482      24%       112,698     25%           188,009       28%        278,521     25%
   Latin America                     23,781      10%        58,141     13%            43,603        7%        126,480     11%
                                  ---------------------------------------          -----------------------------------------
                                  $ 243,210     100%     $ 445,772    100%         $ 662,406      100%    $ 1,118,918    100%
                                  ---------------------------------------          -----------------------------------------


The Company experienced net sales increases in all of its divisions as it continued to penetrate markets outside the United States by increasing its in-country presence in targeted growth markets and as it increased its service and accessory offerings worldwide.

                                     Three Months Ended September 30                    Nine Months Ended September 30
                              -----------------------------------------------   ------------------------------------------------
                                        1997                    1998                        1997                    1998
                              -----------------------------------------------   ------------------------------------------------

Net sales by service line:
   Wireless handset sales       $  209,770       86%      $ 364,191      82%        $ 585,135      88%      $ 925,294     83%
   Wireless accessories
     sales                          17,966        7%         35,933       8%           46,783       7%         91,303      8%
   Value-added
     logistics services             15,474        7%         45,648      10%           30,488       5%        102,321      9%
                                -------------------------------------------         --------------------------------------------
                                $  243,210      100%      $ 445,772     100%        $ 662,406     100%     $1,118,918    100%
                                -------------------------------------------         --------------------------------------------



GROSS PROFIT


                                           Three Months Ended September 30                    Nine Months Ended September 30
                                     ----------------------------------------             -------------------------------------
                                           1997            1998         Change           1997             1998        Change
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                             $  20,634       $  38,074          85%        $  54,650        $  98,656         81%
Gross margin percentage                        8.5%            8.5%                          8.3%             8.8%
-------------------------------------------------------------------------------------------------------------------------------


Gross profit for the three and nine months ended September 30, 1998, improved over the same periods in 1997 due to increased sales, and for the nine months ended September 30, 1998 also due to increased gross margin percentage. The increase in gross margin percentage realized in the first nine months of 1998 is primarily due to an increase in the amount of higher-margin value-added logistics services provided by all four of the Company's divisions.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                             Three Months Ended September 30              Nine Months Ended September 30
                                       -------------------------------------------- -------------------------------------------
                                            1997            1998         Change          1997           1998         Change
-------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative
   expenses                              $  10,836         $  21,577          99%       $  27,972      $  50,835          82%
As a percent of net sales                      4.5%              4.8%                         4.2%           4.5%
-------------------------------------------------------------------------------------------------------------------------------


The increase in selling, general and administrative expenses is due principally to sales growth during the period. The increase in selling, general and administrative expenses as a percent of net sales for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to costs incurred to integrate the various acquisitions made by the Company in 1998, as well as, planned increases in managerial, information technology and other resources necessary to support the increased demand for the Company's services in markets around the world.

INCOME FROM OPERATIONS


                                            Three Months Ended September 30              Nine Months Ended September 30
                                      -------------------------------------------    ------------------------------------------
                                            1997            1998         Change         1997           1998         Change
-------------------------------------------------------------------------------------------------------------------------------
Income from operations                   $  9,798         $  16,497         68%       $  26,678      $  47,821         79%
As a percent of net sales                     4.0%              3.7%                        4.0%           4.3%
-------------------------------------------------------------------------------------------------------------------------------


The increase in income from operations for the three and nine months ended September 30, 1998 compared to the same periods in 1997 is primarily attributable to the increase in net sales and gross profit partially offset by the increase in selling, general and administrative expenses. The decrease in operating margins (income from operations as a percent of net sales) for the three months ended September 30, 1998 is due to the increase in selling, general and administrative expenses as a percent of net sales. The increase in operating margins for the nine months ended September 30, 1998, compared to the same period in 1997, is due primarily to the increase in gross margin, which is partially offset by an increase in selling, general and administrative expenses as a percent of net sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME

                                         Three Months Ended September 30         Nine Months Ended September 30
                                      -------------------------------------------------------------------------
                                        1997       1998        Change          1997        1998         Change
---------------------------------------------------------------------------------------------------------------
Net income                            $ 5,928    $ 9,418         59%            $16,211    $27,319        69%
Adjusted net income (1)               $ 5,928    $ 9,418         59%            $15,363    $26,976        76%
Adjusted net income as a
   percent of net sales                  2.4%       2.1%                            2.3%       2.4%
Adjusted net income per share
   (diluted)                          $  0.12   $   0.18         50%            $  0.33    $  0.50        52%
Weighted average shares outstanding
   (diluted)                           49,651     53,268                         47,092     53,427
---------------------------------------------------------------------------------------------------------------


(1) Adjusted to exclude the after-tax effect of net investment gains of $1,432 and $572 for the nine months ended September 30, 1997 and 1998, respectively.

The increase in net income and adjusted net income for the three and nine months ended September 30, 1998 over the same periods in 1997 is the result of increased income from operations, partially offset by an increase in interest expense relating to long-term debt obtained for working capital and acquisition purposes. During the first quarter of 1997 and 1998, the Company realized gains on sales of marketable equity securities, representing income of a non-recurring nature. The net gains after related transaction costs were approximately $1.4 million and $0.6 million in 1997 and 1998, respectively.

The increase in weighted average shares outstanding is due primarily to shares issued in connection with the Company's public offering of 5,400,000 shares in August 1997 and certain acquisition activity as well as the impact of stock options and warrants.


LIQUIDITY AND CAPITAL RESOURCES

                                                      December 31, 1997         September 30, 1998
--------------------------------------------------------------------------------------------------
Cash, cash equivalents and marketable
   securities                                              $      6,419                $  37,204
Working capital                                            $    281,320                $ 376,282
Current ratio                                                  3.55 : 1                 4.61 : 1
--------------------------------------------------------------------------------------------------


The Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of debt and equity securities.

The increase in working capital is primarily attributable to an increase in cash, inventories and accounts receivable partially offset by a decrease in contract financing receivables. The increase in working capital was funded principally by the issuance of zero-coupon, subordinated, convertible bonds in March 1998.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used by operating activities was $37.6 million for the nine months ended September 30, 1998 versus $26.8 million in the comparable prior period. The increase in net cash used by operating activities was primarily attributable to an increase in inventories partially offset by increases in net income, depreciation and amortization and amortization of debt discount as well as the change in accounts payable.

Net cash used by investing activities for the nine months ended September 30, 1998 was $64.9 versus $34.8 million in the comparable prior period. Cash used by investing activities during the nine months ended September 30, 1998 was primarily attributable to acquisitions completed in the period, capital expenditures relating to the purchase of information systems and software and other long-term investment activity. Net cash used by investing activities for the nine months ended September 30, 1997 was primarily attributable to the Company's contract financing activity, acquisitions completed in the period and capital expenditures relating to the purchase of information systems equipment and software, the expansion of the Company's warehouse facility in Indianapolis, Indiana, the opening of its west coast distribution center in Sparks, Nevada and the continued expansion of its international operations partially offset by proceeds from the sale of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 1998 results from the issuance of the bonds discussed below and proceeds from the exercise of stock options partially offset by principal reductions on the Company's line of credit. Net cash provided by financing activities for the nine months ended September 30, 1997 results from proceeds from the Company's public offering of its common stock and proceeds from the exercise of stock options partially offset by repayments on the Company's line of credit.

On March 11, 1998, the Company completed the sale of zero-coupon, subordinated, convertible notes (the Bonds) with an aggregate principal amount at maturity of $380 million ($1,000 face value per Bond). The Bonds are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per bond. The Bonds were placed for the Company by Merrill Lynch & Co. and resulted in gross proceeds to the Company of approximately $172 million. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. The Bonds are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries.

Through 1997 the Company generated a 5-year compounded annual growth rate in net sales and pro forma net income in excess of 60% and 80%, respectively. In order to fund the working capital necessary for this level of growth, the Company successfully raised over $350 million of capital through the end of 1997 (using an appropriate combination of both debt and equity capital). In addition, during the three months ended March 31, 1998, the Company raised approximately $172 million in capital from the issuance of the Bonds discussed above. The Company believes that additional debt or equity capital could be necessary to fund working capital needs associated with anticipated future growth.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company transacts business in worldwide markets and is exposed to foreign currency exchange rate risk inherent in its assets, liabilities and results of operations denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt. Certain of the Company's subsidiaries have a portion of their assets, liabilities or commitments denominated in currencies other than the respective operations' functional currencies. The Company periodically utilizes derivative financial instruments, including forwards, swaps and purchased options as well as borrowings denominated in foreign currencies to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses on the financial instruments against the gains and losses that occur on the underlying exposures. The Company does not enter into derivatives for speculative or trading purposes.

YEAR 2000 UPDATE

OVERVIEW AND BACKGROUND

The Company is implementing a project (the Project) to address the Year 2000 readiness of its information technology as well as non-information technology systems (e.g., telephones, alarm systems, copy machines, elevators, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project includes the assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

STATUS OF THE PROJECT

The Project is divided into four separate phases - Planning and Awareness, Inventory, Assessment, and Remediation.

The Planning and Awareness phase began in June 1998 and was completed in early October 1998. This phase included: (i) development and approval of the Project charter, (ii) formation of a Project management team to carry out the Project charter, (iii) identification and assessment of overall Project risks and (iv) development of a Project budget.

The Inventory phase began in August 1998 and is substantially complete. This phase involves: (i) identification of significant Systems to be assessed and
(ii) identification of all significant suppliers and customers.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


YEAR 2000 UPDATE (CONTINUED)

The Assessment phase began in September of 1998 and is scheduled for completion by the end of March 1999. This phase involves: (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by significant Systems' vendors, (iii) contacting significant suppliers and customers in order to understand their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which remediation will be required to insure Year 2000 readiness and (vi) development of contingency plans to the extent considered necessary.

The Remediation phase began concurrently with the Assessment phase. Systems identified during the Assessment phase as not Year 2000 compliant immediately enter the Remediation phase. The Remediation phase is projected to be completed by mid 1999. The activities that will be undertaken during this phase include:
(i) repairing, replacing or reprogramming all significant Systems that are not Year 2000 compliant, (ii) validation and testing of remediated Systems and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers and suppliers.

To date, none of the Company's other information technology projects or initiatives have been delayed or materially affected due to the implementation of the Project.

COSTS

The Company will utilize primarily internal resources to carryout the Project. Costs incurred to insure the Company's Systems are Year 2000 compliant are not expected to be material to the Company's results of operations, financial position or cash flows and costs incurred to date have not been significant. Project costs are expensed as incurred.

RISKS AND CONTINGENCIES

The Company believes that the Project will meet its Year 2000 objectives in a timely manner. However, the Company has not yet completed all necessary phases of its Year 2000 initiative. The ability of suppliers and customers with which the Company interacts to timely convert their systems to be Year 2000 compliant is somewhat uncertain and not directly under the control of the Company. Lastly, disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

The Company is dependent on wireless equipment manufacturers for supply of wireless handsets and accessories. Additionally, demand for the Company's products (wireless handsets and accessories) by the Company's customers is dependent on the ability of network operators to provide wireless network services to the end-users of those products. Failure in the products and/or systems of the wireless equipment manufacturers or network operators, including those resulting from a lack of Year 2000 compliance, could have a material adverse effect on the Company.

The Company currently has no contingency plans in place should it not complete the Project in a timely manner, however, development of such contingency plans, to the extent necessary, is scheduled for completion by March 1999.

The estimated percentage of completion of the Project, the estimated completion dates for the various phases and estimated costs are dependent upon management's assumptions of certain future events, such as compliance efforts, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes in all Systems. There can be no assurance that third parties on which the Company relies will succeed in their Year 2000 compliance efforts or that failure by a third party would not have a material adverse effect on the Company's results of operations or financial condition.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

During the quarter ended September 30, 1998, the Company issued to the respective sellers, unregistered shares of the Company's common stock as follows in connection with the payment of contingent consideration for prior acquisition activities:


        DATE                             ENTITY ACQUIRED                        SHARES ISSUED             VALUE
----------------------  ------------------------------------------------------------------------------------------
July 14, 1998           Legend International (Asia) Limited                     200,000           $ 2,231,250
August 27, 1998         Function Communications Co., Ltd.                        76,632           $ 1,135,112



The foregoing securities issuances were made in reliance on the exemptions from registration provided by Section 4(2) (issuances not involving a public offering) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

           The list of exhibits is hereby incorporated by reference to the
           Exhibit Index on page 21 of this report.

     (b) Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Brightpoint, Inc.
                                                      (Registrant)



Date     November 11, 1998                         /s/ Phillip A. Bounsall
    --------------------------------               -----------------------------
                                                   Phillip A. Bounsall
                                                   Executive Vice President,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



Date     November 11, 1998                         /s/ John P. Delaney
    --------------------------------               -----------------------------
                                                   John P. Delaney
                                                   Vice President, Corporate
                                                   Controller (Principal
                                                   Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.                        Description
-----------                        -----------
(10.1)    Lease Agreement between the Company and New World Partners Joint
          Venture Number Five, dated July 30, 1998

(10.2)    Lease Agreement between the Company and Airtech Parkway Associates,
          LLC, dated September 18, 1998

(11)      Statement Re: Computation of Earnings Per Share

(27)      Financial Data Schedule for the Nine Months ended September 30, 1998

(99)      Cautionary Statements

