Form 10-K405
period 1998-12-31
BRIGHTPOINT INC
filed 1999-04-01
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 25, 1999 was approximately $310,000,000. As of March 25, 1999, there were 53,276,737 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of the following documents are incorporated by reference into the parts of this Form 10-K as indicated herein:


Proxy Statement for Annual Meeting of Stockholders
to be held on May 18, 1999......................................Part III

1998 Annual Report to Stockholders........................Parts I, II & IV

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Brightpoint, Inc. (the "Company" or "Brightpoint") is a leading provider of innovative services to customers within the supply chain of the global wireless telecommunications industry. Brightpoint enhances the success of its customers through the specialized and focused provision of efficient and effective solutions for their mission-critical business requirements. Brightpoint handles products manufactured by such companies as Nokia, Ericsson, Motorola, Kyocera, Siemens, Sony and Panasonic and provides integrated services to these manufacturers and some of the world's leading wireless network operators along with their associated service providers, resellers, agents and retailers. The Company's distribution services include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of wireless handsets and accessories. Its integrated logistics services include, among others, support for prepaid programs, inventory management, procurement, product fulfillment, programming, light assembly, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services. The Company is one of the largest dedicated distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in Argentina, Australia, Brazil, China (including Hong Kong), France, Germany, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Sweden, Taiwan, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Zimbabwe and provides its services to a customer base of more than 20,000 network operators, manufacturers, agents, resellers, dealers and retailers throughout the world.

     For the year ended December 31, 1998, the Company's revenue and net income, excluding the after-tax effects of certain one-time and non-recurring items ("adjusted net income"), were $1.6 billion and $39.7 million, respectively, representing increases of 57% and 61%, respectively, when compared to revenue and adjusted net income for the year ended December 31, 1997. The Company's growth in revenue was driven primarily by increases in worldwide demand for wireless handsets and accessories (including replacement and upgraded equipment), by the Company's expansion into new geographic markets and by its increased market share. The Company's operating margin also increased due to an increase in gross margin which is due primarily to its higher-margin integrated logistics services and expanded accessory sales in all four of its operating divisions. This increase in gross margin outpaced the growth in selling, general and administrative expenses as a percent of revenue resulting in an increase in operating income.

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

RECENT DEVELOPMENTS

     Through the end of the third quarter of 1998, the Company was engaged in the business of trading wireless handsets. Trading involves the purchase of wireless handsets from sources other than manufacturers or network operators (i.e., trading companies) and the sale of those handsets to other trading companies (i.e., purchasers other than network operators or their representatives). The Company decided to cease its trading activities and discontinue its trading division, which was comprised solely of this lower-margin business, at the beginning of the fourth quarter of 1998, primarily because: (i) those activities were not consistent with its strategy of emphasizing relationships with wireless equipment manufacturers and network operators, (ii) the margins earned on the trading activities were rapidly decreasing and (iii) the Company had increasing concerns about the business practices of many trading companies. In connection with the discontinuance, the Company recorded a charge of approximately $17.7 million ($13.8 million net of related tax benefits) in the fourth quarter of 1998.

     In addition to the charge related to exiting the trading business noted above, the Company also recorded a non-recurring charge in the fourth quarter of 1998 which related to the Company's elimination of other distributors from its supply and sales channels. Traditionally, the Company used other distributors to reach markets in which it lacked an in-country presence. As the Company has built or acquired its infrastructure in various markets around the world, however, it has succeeded in decreasing its dependence on other distributors. This deliberate shift in focus from significant sales to other distributors to direct in-country relationships with network operators and their representatives was substantially completed by the Company in the fourth quarter of 1998 at which time it determined the value of certain assets related to its business activities with these other distributors to be impaired. The impaired assets include accounts receivable generated by the sale of products to the other distributors and supplier credits related to the purchase of products for these channels. Both classes of assets were determined by the Company to have lost significant value upon termination of the related business relationships and, thus, the Company recorded a charge of approximately $8.0 million ($6.1 million net of related tax benefits) in connection with the write-down of these assets to their estimated fair value.

     On March 10, 1999, the Company reported that it anticipates revenue and net income for the quarter ending March 31, 1999 and for the year ending December 31, 1999 to fall below expectations. The factors discussed below which impact the Company's first quarter results may also impact the remaining quarters of 1999.

     Beginning in late January 1999, the Company experienced difficulties in procuring an adequate supply of products in its Asia-Pacific region, specifically in China and Taiwan. The Company has adopted a strategy in China of procuring its supply from manufacturers in China. This strategy resulted in an inadequate supply of product for the first quarter of 1999. In addition, trading companies selling product into China from other markets have continued to create price instability, thereby lowering the Company's margins.

     In both the Asia-Pacific and Latin America divisions, the Company has tightened credit policies in response to recent economic uncertainties in those regions. Although the Company believes that its policies are appropriate and prudent, the Company may have lost sales to competitors offering more liberal credit terms.

     On January 13, 1999, the Brazilian government allowed the value of its currency, the real, to float freely against other currencies. Between January 13, 1999 and March 17, 1999, the real's exchange rate declined against the U.S. dollar by as much as 44% from the exchange rate on December 31, 1998. As nearly all of the Company's transactions in Brazil are real-denominated, translating the results of operations of the Company's Brazilian subsidiary into U.S. dollars at devalued exchange rates will result in a lower contribution to consolidated revenues and operating income. In addition, it can not be determined at this point in time, what effect, if any, the devaluation of the real will have on the economy of Brazil and the overall demand for the Company's products and services.

     As previously discussed, the Company discontinued its trading division in the fourth quarter of 1998 in an effort to develop and capitalize upon stronger relationships with wireless equipment manufacturers and network operators. While the Company continues to believe this strategy is appropriate, the Company has been unable to replace the trading revenue previously derived in the United Kingdom and Germany with revenues from sales or services provided directly to network operators.

WIRELESS COMMUNICATIONS INDUSTRY

     The wireless communications industry provides voice and data communications primarily through cellular telephone, personal communications services ("PCS"), personal communications networks ("PCN"), satellite, enhanced specialized mobile radio ("ESMR") and paging services. Among other factors, economic development, advances in systems technology and equipment, the proliferation of manufacturers and the increased number of network operators have increased consumer acceptance and driven increases in worldwide demand for wireless communications equipment and services.

     In recent years, the markets for wireless communications equipment and services have expanded significantly. From 1997 to 1998, the number of worldwide wireless subscribers increased by 75 million, or 36%, to approximately 286 million. Nonetheless, at the end of 1998, wireless penetration was estimated at only 24% of the population within the United States and was still, on average, less than 5% of the population globally, reflecting worldwide opportunities for continued growth within the wireless communications industry. The number of worldwide subscribers is expected to grow to approximately 450 million subscribers by the end of 2000. The information contained in this paragraph was obtained from a leading independent industry research group.

     Although it cannot be assured that the Company will grow at rates comparable to those experienced by the industry, the Company believes it is positioned to take advantage of the following major trends taking place within the industry:

     New Network Operators. The number of network operators in many markets has grown as a result of increasing deregulation within the wireless communications industry, and the introduction of new technological applications such as PCS and satellite-based communications systems. The emergence of these, and other, new wireless communications technologies and services is expected to increase both the number of wireless network operators in each market and the services provided, including seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity. This increase in the number of network operators, together with the increased number of resellers of wireless communication services in certain markets, is expected to intensify competition for new and existing subscribers, thereby reducing prices to subscribers and driving growth in subscribers and the market for wireless communications equipment.

     Increasing Penetration of Markets Worldwide. The Company expects that continuing demand for wireless services will drive increased penetration of markets worldwide. In certain markets such growth has been driven by economic growth, increased service availability or the lower cost of service compared to conventional wireline telephony systems. In addition, certain markets characterized by higher market penetration, have also grown, primarily as a result of increasing deregulation, the availability of additional spectrum frequencies, the allocation of new network operator licenses, increased competition and the emergence of new wireless technologies.

     New Technologies, Enhancements and Applications. First generation cellular networks primarily used analog technologies. However, these technologies presented a number of challenges for network operators and users, including ease of fraud and cloning; capacity utilization issues; limited battery life; and difficulty in providing enhanced features. To alleviate these concerns, new wireless networks have increasingly been built around digital technologies, which provide increased network capacity, more functionality, better voice quality and greater security/privacy than analog technologies. The conversion of subscribers from analog to digital technologies, which continues to occur primarily in North and Latin America as well as in Japan, Korea and China, has had a positive impact on the growth of handset demand. In addition, there are new wireless communications technologies, enhancements and applications being introduced into the wireless communications market. These include wireless local loop and satellite-based communications as well as handset feature and network enhancements such as e-mail, internet access, fax capabilities, increased talk and standby times, smaller and lighter weights and multiple-band reception. These developments are expected to contribute to future subscriber growth.

     Proliferation of Manufacturers. With the opportunities presented by a rapidly expanding market for wireless communications equipment as well as new technologies, enhancements and applications and the penetration of the mass consumer market, many new manufacturers are producing wireless handsets and accessories, including certain manufacturers who have historically been successful in providing consumer electronics to the mass consumer market. The greater number of manufacturers is expected to heighten competition and may provide consumers with lower handset prices, broader selection, more feature-rich products and new market channels, resulting in higher product turnover by end users.

     Outsourcing. As the variety of handset models expands, digital technology evolves and distribution migrates from the agent/dealer network to mass retailers, network operators are switching from in-house distribution to independent distribution services in order to reduce overall costs and to meet the increasing demands of the various channels to market. In order to maintain their resources for marketing, sales and customer retention, new network operators are also increasingly outsourcing their handset distribution, fulfillment and inventory management functions (as opposed to building distribution infrastructure). At the same time handset manufacturers are outsourcing some of their channel management functions and utilizing integrated logistics services as a means of simplifying and reducing the cost of their worldwide distribution systems. Finally vendors and network operators are targeting the growing consumer segment through mass retail channels, requiring greater levels of fulfillment services in order to address the logistical challenges of supporting mass retailers and consumer electronics retail stores.

GROWTH STRATEGY

     The Company's two primary strategies for building on its position as a global leader in providing distribution and integrated logistics services to the wireless communications industry are as follows:

     Value Chain Migration. The Company's Value Chain Migration strategy calls for a hastening of the innovation and development of services offered that provide superior solutions for the mission-critical business requirements of its customers. The Company intends to continue to quickly deploy these service capabilities throughout the organization, offering them in all appropriate regions, targeting its marketing efforts on network operators and equipment manufacturers. The Company intends to deliver its services through the market channels that best serve the needs of its customers, including appropriate e-commerce venues. The Company's focus is on developing a steadily increasing perception of value based on the expectation that its outsource solutions will demonstrate competitively superior capabilities.

     Supply Chain Development. The Company's Supply Chain Development strategy focuses on expanding the footprint of key existing equipment manufacturer relationships. The Company will attempt to seek to grow product lines, brands and technologies handled over increasingly larger territories, extending its reach to allow the Company to provide services to wireless equipment manufacturers in the markets that are critical to their success. If appropriate, the Company intends to develop relationships with additional key equipment manufacturers on the basis of customer demand, specific technology competence and/or regional opportunity.

SERVICES

     The Company has become one of the leading suppliers of distribution and integrated logistics services that move wireless handsets and accessories through market channels, primarily because of its understanding of the needs within each distribution channel and its development of the knowledge and resources necessary to create successful solutions.

     The Company's services are intended to provide value to wireless handset manufacturers and network operators. Through the authorized distribution of wireless communications products (handsets and accessories), the Company intends to help manufacturers achieve their key business objectives of unit sales volume, market share and points of sale. The Company targets its efforts at the distribution channels identified by the manufacturers. The Company's integrated logistics services are intended to provide outsourcing solutions for the network operators' mission-critical business requirements. These integrated logistics services are designed to support network operators in their efforts to add new subscribers and increase system usage.

     Distribution Services. The Company's distribution services include the purchasing, marketing, selling, warehousing, picking, packing and shipping of a broad selection of wireless communications products from leading manufacturers. The Company continually reviews and evaluates wireless communications products in determining the mix of products purchased for resale and seeks to acquire distribution rights for products which the Company believes have the potential for significant market penetration.

     The products distributed by the Company include a variety of handsets designed to work on substantially all operating platforms (including analog platforms, such as AMPS, N-AMPS, TACS and NMT, and digital platforms, such as CDMA, ESMR, GSM and TDMA) and feature prominent brand names such as Nokia, Ericsson, Motorola, Kyocera, Siemens, Sony, and Samsung. For the years ended December 31, 1997 and 1998, approximately 88% and 82%, respectively, of the Company's revenue was derived from handset sales.

          In addition, the Company distributes handset accessories, such as batteries, chargers, cases, "hands-free" kits and others. Among other things, the Company purchases and resells original equipment manufacturer ("OEM") and aftermarket accessories, either prepackaged or in bulk; those accessories purchased in bulk are packaged by the Company according to its customers' specifications. Accessories typically carry higher margins than handsets. For the years ended December 31, 1997 and 1998, sales of accessories accounted for approximately 6% and 9%, respectively, of the Company's revenue.

     Integrated Logistics Services. The Company's integrated logistics services include, among others, support for prepaid programs, inventory management, procurement, product fulfillment, programming, light assembly, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services. In many of its markets the Company has contracts with network operators pursuant to which the Company provides its integrated logistics services. The Company also procures wireless handsets and accessories for its customers using the Company's own sources or the customers' specified vendors and performs packaging and kitting functions for them, whereby the Company receives orders, either directly from customers or from customers' end-users, via electronic data interchange, and then makes shelf ready kits using customers' customized packaging in satisfaction of the orders. For certain of its customers, the Company also finances purchases of wireless handsets and accessories up to an agreed upon credit limit. When the Company provides such contract financing, it assumes the financial risk but typically not the risk of product obsolescence. When the customer consigns products to the Company for order fulfillment, the financial risk and the risk of obsolescence both typically remain with the customer.

     During the year ended December 31, 1998, the Company generated revenue from its integrated logistics services of approximately $146.4 million (9% of revenue) as compared to approximately $58.3 million (6% of revenue) for the year ended December 31, 1997. Because the fees for such services have higher margins than those associated with handset and accessory sales, they represent a higher than proportionate percentage of the Company's operating profits.

CUSTOMERS

     The Company provides distribution and integrated logistics services to a customer base of more than 20,000 network operators, manufacturers, agents, resellers, dealers and retailers. For the years ended December 31, 1997 and 1998, aggregate sales of handsets and accessories to the Company's five largest customers accounted for approximately 15% and 14%, respectively, and no single customer accounted for more than 10%, of the Company's revenue.

     The Company generally sells its products pursuant to customer purchase orders. The Company generally ships products on the same day orders are received from the customer. Unless otherwise requested, substantially all of the Company's products are delivered by common carriers. Because orders are filled shortly after receipt, backlog is not material to the Company's business. The Company's integrated logistics services are typically provided pursuant to agreements with terms between one and three years which may be renewed. These agreements may be terminated by either party subject to a short notice period.

PURCHASING AND SUPPLIERS

     The Company has established key relationships with leading manufacturers of wireless communications equipment. The Company generally negotiates directly with manufacturers and suppliers in order to obtain wireless handset and accessory inventories of popular brand name products on favorable pricing terms. In 1998, the Company purchased from more than 60 suppliers. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of the Company's suppliers provide favorable purchasing terms to the Company, including price protection, cooperative advertising and marketing allowances. Product manufacturers typically provide limited warranties which the Company extends to its customers.

     The Company's two largest sources of wireless handsets and accessories in the aggregate accounted for approximately 56% and 75% for the years ended December 31, 1997 and 1998, respectively, of the Company's product purchases. For the year ended December 31, 1997, the Company's two largest suppliers (Nokia and Ericsson) each accounted for approximately 28% of the Company's product purchases. For the year ended December 31, 1998, the Company's two largest suppliers (Nokia and Ericsson) accounted for approximately 55% and 20%, respectively, of the Company's product purchases. For these periods, none of the Company's other suppliers accounted for more than 10% of product purchases. Loss of the applicable contracts with these or other suppliers or failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "--Competition."

     The Company maintains agreements with certain of its significant suppliers all of which relate to specific geographic areas. The Company is the sole distributor of wireless phones for each of Nokia, Ericsson and Sanyo in the United States and Samsung's sole distributor in the United States and Canada. Each of these four agreements is subject to certain conditions and exceptions including the retention by the manufacturer of certain direct accounts. Most of the Company's other agreements with its suppliers (including its other territorial distribution agreements with Nokia and Ericsson) are non-exclusive. The Company's supply agreements typically require the Company to satisfy minimum purchase requirements and can be terminated on short notice by either party. The Company purchases products from other manufacturers and dealers pursuant to purchase orders placed from time to time in the ordinary course of business.
The Company generally places orders to its suppliers by facsimile on a daily basis. Purchase orders are typically filled, subject to product availability, and shipped to the Company's warehouses by common carrier. The Company believes that its relationships with its suppliers are generally good, however, the Company has from time to time experienced inadequate product supply from certain handset manufacturers. See the discussion of a product supply shortage during the first quarter of 1999 in the Recent Developments section of Item 1.

SALES AND MARKETING

     The Company's sales and marketing efforts are coordinated in each of its four regional divisions by a President for that particular division. Because of the service-oriented nature of the Company's business, these executives devote a substantial amount of their time to developing and maintaining relationships with the Company's customers in addition to managing the overall operations of the division. Each division's sales and operation centers are managed by General Managers who report to the President of their division and are responsible for the daily sales and operations of their particular location. Each division has telemarketers who specialize in or focus on telephone sales to a particular type of customer (e.g. network operator, dealer, reseller, retailer, etc.). In addition, the Company markets its integrated logistics services through sales directors in each of its four regional divisions and through dedicated sales personnel. Including support personnel, the Company had approximately 375 employees involved in sales and marketing at December 31, 1998, including 90 in its Asia-Pacific division, 90 in its North America division, 150 in its Europe, Middle East and Africa division and 45 in its Latin America division.

     The Company believes that product recognition by customers and consumers is an important factor in the marketing of the products sold by the Company. Accordingly, the Company promotes itself and certain of its product lines through advertising in trade publications and attendance at international, national and regional trade shows, as well as through direct mail solicitation, broadcast faxing and telemarketing activities. The Company's manufacturers and dealers use a variety of methods to promote their products directly to consumers, including print and media advertising based on product features. In addition, the Company has dedicated a professional sales force to further its sales of contractual integrated logistics services.

SEASONALITY

     The Company's sales are influenced by a number of seasonal factors associated with consumer electronics and retail sales which tend to result in increased volume in the latter part of the calendar year. The overall growth of the Company's business has reduced the impact of such factors on the Company's operating results. However, seasonality contributed to the increase in the Company's sales in the fourth quarter of 1998.

COMPETITION

     The Company operates in a highly competitive market and believes that such competition will intensify in the future. The markets for wireless communications products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes principally on the basis of value (in terms of price, time and reliability), service and product availability. The Company competes with numerous well-established manufacturers and wholesale distributors of wireless equipment, including the Company's customers and suppliers; wireless network operators, including the Company's customers; logistics service providers; and export/import and trading companies all who may possess substantially greater financial, marketing, personnel and other resources than the Company. Certain of these competitors have the financial resources necessary to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

     The wireless communications equipment distribution industry has, in the past, been characterized by low barriers to entry. However, as the market requirement shifts from pure distribution services to a mix of distribution services and integrated logistics services, entry barriers are expected to rise due to the increased cost of infrastructure, the expanded human resource requirement and the advanced management and information systems capabilities that the integrated logistics services segment of the business mandates. The Company's ability to continue to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements, new products which may be introduced, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending) and discount pricing strategies and promotional activities by competitors.

     In the Asia-Pacific wireless product distribution market, the Company's primary competitors are national carriers that have retail outlets with direct end-user access and United States and foreign-based exporters, traders and distributors, including CellStar Corporation ("CellStar"), Global Tech (Holdings) Ltd. and Telepacific Pty Limited. Competitors of the Company in its North America division include network operators and other dedicated wireless distributors such as CellStar and Pana Pacific, Inc. The Company also competes with logistics service providers in its North America operations, such as United Parcel Service of America, Inc. In the Company's Europe, Middle East and Africa division its competitors include wireless equipment manufacturers who sell directly to the region's network operators and retailers; network operators themselves; and traders and other distributors, such as 20/20 Logistics Ltd. (formerly Caudwell Communications), European Telecom plc and Banner Twin Choice plc. In the Latin America division the Company competes primarily with CellStar and various other distributors.

     The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless communication technologies or the convergence of wireless communication and computer technologies may reduce demand for existing wireless communications products. Upon widespread commercial introduction, new wireless communications or convergent technologies could materially change the types of products sold by the Company and its suppliers and result in significant price competition. In addition, products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized resales or illegal resales which may avoid applicable duties and taxes), may also have an adverse impact on the Company's operations.

     Based upon the competitive factors outlined above, there can be no assurance that the Company will be able to continue to compete successfully in the future.

INFORMATION SYSTEMS

     The Company's operations are partially dependent on the functionality, performance and utilization of its information systems. The Company has implemented an Informix-based information system which currently maintains financial and management controls through the use of a centralized accounting system and a computerized management information system for certain of its operating units including its entire North American division. During the years ended December 31, 1996, 1997 and 1998, the Company invested approximately $5.9 million, $11.1 million and $22.1 million, respectively, to install and enhance systems in newly acquired operations, to continue to develop and enhance its systems to provide electronic data interchange capabilities, to create solutions for its customers and to provide a flexible service delivery system in support of its integrated logistics services and intends to use additional funds to develop integrated information systems throughout its four divisions. The Company's information systems department has grown substantially in resources, both through increased software and hardware and additional independent consultants and employees. At December 31, 1998, there were 100 employees in the Company's information systems departments.

See also the Company's discussion of the Year 2000 issue in its Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7).

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,500 employees, 250 in its Asia-Pacific division, 700 in its North America division, 400 in its Europe, Middle East and Africa division and 150 in its Latin America division. Of these employees, approximately 12 were in executive positions, 388 were engaged in sales and marketing, 700 were in service operations and 400 were in finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEGMENT FINANCIAL INFORMATION

     Reference is made to the information regarding revenues from external customers, income from operations and total assets by reportable segments set forth in the Company's 1998 Annual Report to Stockholders on page 24 under the caption "Operating Segments", which information is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company provides its distribution and integrated logistics services from its operations centers. The Company's headquarters and largest operations center is located in a 182,400 square foot facility in Indianapolis, Indiana (the "6402 Facility"). The lease term for this facility expires on December 31, 2006, the term of which may be renewed for two five-year periods. At the end of the initial lease term, the Company has an option to purchase the leased premises for approximately $11.5 million. Including the 6402 Facility, the Company leases and operates 35 operations centers and/or sales office facilities around the world for an aggregate monthly rent of approximately $470,000.

     In September 1998, the Company entered into a lease agreement for a 495,000 square foot facility located in Plainfield, Indiana which is currently under construction and is anticipated to be completed on January 1, 2000. The term of this lease is for 20 years with an option allowing the Company to renew the initial term for four successive renewal terms of five years each. This facility is intended to replace the 6402 Facility, as well as other facilities leased by the Company in Indianapolis, Indiana. In addition, the Company has entered into an agreement to eliminate its lease obligations under the 6402 Facility lease.

     The Company believes that its existing facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is from time to time, involved in certain legal proceedings in the ordinary course of conducting its business. Management believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

     With the exception of the information expressly incorporated by reference from the Company's 1998 Annual Report to Stockholders into Parts I, II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders, on page 42 under the caption "Common Stock Information," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders, on page 1 under the caption "Financial Highlights," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders, on pages 23, 24, 25, 27, 28, 31, 33 and 34 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders, on page 33 under the caption "Financial Market Risk Management," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders, on pages 26, 29, 30, 32 and 35 through 42, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

     Certain information required by Part III is omitted from this report in that the Company will file its definitive Proxy Statement for the Annual Meeting of Stockholders for the Annual Meeting of Stockholders to be held on May 18, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is in the Proxy Statement under the Section entitled "Election of Directors," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth in the Proxy Statement under the Section entitled "Executive Compensation" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the Proxy Statement under the Section entitled "Voting Security Ownership of Certain Beneficial Owners and Management" which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATED TRANSACTIONS.

     The information required by this Item is set forth in the Proxy Statement under the Section entitled "Certain Transactions" which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements of the Company included in the Company's 1998 Annual Report to Stockholders, are incorporated herein by reference:

         Report of Independent Auditors

         Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998

         Consolidated Balance Sheets as of December 31, 1997 and 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998

         Notes to Consolidated Financial Statements


(a)(2) The following financial statement schedule for the year ended December 31, 1998 is submitted herewith:

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


(a)(3)         Exhibits

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

3.1           Certificate of Incorporation of the Company, as amended (10)

3.2           Amended and Restated By-Laws of the Company (10)

3.3 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995 (2)

4.1           Form of Common Stock Certificate (1)

4.3           Indenture between the Company and the Chase Manhattan Bank, as
              Trustee (12)

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

10.13 Second Amendment to Lease agreement between the Company and Corporate Drive Associates, LLC, dated as of July 17, 1996 (10)

10.14 Lease Agreement (Building Expansion) between the Company and Corporate Drive Associates, LLC, dated as of July 17, 1996 (10)

10.15 Lease Agreement between the Company and SCI North Carolina Limited Partnership, dated October 21, 1997 (11)

10.16 Lease Extension Agreement between the Company and SCI North Carolina Limited Partnership, dated January 14, 1998 (11)

10.17 Agreement and Plan of Merger, as amended on April 29, 1996, by and among the Company, Brightpoint Acquisition, Inc., a wholly-owned subsidiary of the Company, Allied Communications, Inc., Allied Communications of Florida, Inc., Allied Communications of Georgia, Inc., Allied Communications of Illinois, Inc., Allied Communications of Puerto Rico, Inc., Robert Picow and Joseph Forer (5)

10.18 Stock Purchase Agreement, dated as of October 1, 1996, among the Company, Brightpoint International Ltd., Technology Resources International Ltd., Safkong Holdings Limited, Marriott Investment & Trade Inc., John Maclean-Arnott and Dana Marlin (6)

10.19 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent (7)

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

10.23         Third Amendment to Multicurrency Credit Agreement dated March 20,
              1998 (13)

10.24 Lease Agreement between the Company and Madonna Management Company, Inc., dated March 17, 1998 (13)

10.25 Lease Agreement between the Company and SCI North Carolina Limited Partnership, dated March 20, 1998 (13)

10.26 Lease Agreement between the Company and IP Properties, A Wyoming Limited Liability Company, dated March 31, 1998 (13)

10.27         Fourth Amendment to Multicurrency Credit Agreement dated April 16,
              1998 (14)

10.28 Amended and Restated Multicurrency Credit Agreement Originally dated June 24, 1997 and amended and restated as of May 13, 1998
              (14)

10.29 Lease Expansion Agreement between the Company and SCI North Carolina Limited Partnership dated June 9, 1998 (14)

10.30 Lease Agreement between the Company and New World Partners Joint Venture Number Five, dated July 30, 1998 (15)

10.31 Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998 (15)

10.32 Amendment of Agreement between the Company and Robert J. Laikin dated July 16, 1998 (16)

10.33 Amendment of Agreement between the Company and J. Mark Howell dated July 16, 1998 (16)

10.34 Amendment of Agreement between the Company and T. Scott Housefield dated July 16, 1998 (16)

10.35 Amendment of Agreement between the Company and Phillip A. Bounsall dated July 16, 1998 (16)

10.36 Amendment of Agreement between the Company and Steven E. Fivel dated July 16, 1998 (16)

10.37 Amendment No. 1 to Amended and Restated Multicurrency Credit Agreement dated October 19, 1998 (16)

10.38 Amendment No. 2 to Amended and Restated Multicurrency Credit Agreement dated September 30, 1998 (16)

10.39 Amendment No. 3 to Amended and Restated Multicurrency Credit Agreement dated January 1, 1999 (16)

10.40 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of January 4, 1999 (16)

11            Statement re: computation of per share earnings (16)

13 Specific portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 incorporated by reference herein (16)

21            Subsidiaries (16)

23            Consent of Ernst & Young LLP (16)

27            Financial Data Schedule (16)

99            Cautionary Statements (16)


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

(9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(10) Incorporated by reference to Registration Statement on Form S-3 (333-29533) effective August 6, 1997.

(11) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K dated April 1, 1998 for the event dated March 5, 1998.

(13) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(14) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(15) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(16)          Filed herewith.

(b)           Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K for the event dated October 2, 1998 under Item 5 to report the elimination of its trading division.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BRIGHTPOINT, INC.

Dated: March 31, 1999                          /s/ Robert J. Laikin
                                               ------------------------------
                                               By:  Robert J. Laikin
                                                    Chairman of the Board and
                                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                          Title                                      Date
---------                          -----                                      ----
/s/ Robert J. Laikin               Chairman of the Board,
-------------------------          Chief Executive Officer and
    Robert J. Laikin               Director (Principal Executive Officer)     March 31, 1999

/s/ J. Mark Howell                 President, Chief Operating Officer and
-------------------------          Director                                   March 31, 1999
    J. Mark Howell

/s/ Phillip A. Bounsall            Executive Vice President and Chief
-------------------------          Financial Officer (Principal
    Phillip A. Bounsall            Financial Officer)                         March 31, 1999


/s/ John P. Delaney                Vice President, Corporate Controller
-------------------------          (Principal Accounting Officer)             March 31, 1999
    John P. Delaney

/s/ John W. Adams
-------------------------          Director                                   March 31, 1999
    John W. Adams

/s/ Rollin M. Dick
-------------------------          Director                                   March 31, 1999
    Rollin M. Dick

/s/ Steven B. Sands
-------------------------          Director                                   March 31, 1999
    Steven B. Sands

/s/ Stephen H. Simon
-------------------------          Director                                   March 31, 1999
    Stephen H. Simon

/s/ Todd H. Stuart
 ------------------------          Director                                   March 31, 1999
    Todd H. Stuart

/s/ Robert F. Wagner
-------------------------          Director                                   March 31, 1999
    Robert F. Wagner

                               BRIGHTPOINT, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 --------------------------------------------------------------------------------
                                                  COL. A            COL. B           COL. C           COL. D            COL. E
                                                 --------------------------------------------------------------------------------
                                                 BALANCE AT        CHARGED TO                                          BALANCE AT
                                                 BEGINNING         COSTS AND       CHARGED TO                             END
DESCRIPTION                                      OF PERIOD         EXPENSES       OTHER ACCOUNTS     DEDUCTIONS        OF PERIOD
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts............  $  3,394,000     $  5,601,000     $       -      $   2,950,000 (1)   $ 6,045,000
                                                 --------------------------------------------------------------------------------

    Total......................................  $  3,394,000     $  5,601,000     $       -      $   2,950,000       $ 6,045,000
                                                 ================================================================================

Year ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts............  $  1,115,000     $  3,317,000     $       -      $   1,038,000 (1)   $ 3,394,000
                                                 --------------------------------------------------------------------------------

     Total....................................   $  1,115,000     $  3,317,000     $       -      $   1,038,000       $ 3,394,000
                                                 ================================================================================

Year ended December 31, 1996:
   Deducted from asset accounts:
     Allowance for doubtful accounts............ $    691,000     $    589,000     $       -      $     165,000 (1)   $ 1,115,000
                                                 --------------------------------------------------------------------------------

     Total....................................   $    691,000     $    589,000     $       -      $     165,000       $ 1,115,000
                                                 ================================================================================

(1)  Uncollectible accounts written off.