Form 10-Q
period 1999-03-31
BRIGHTPOINT INC
filed 1999-05-17
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       March 31, 1999
                                -------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  _____________________ to _____________________

Commission file number:      0-23494
                       --------------------

                                BRIGHTPOINT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      35-1778566
----------------------------------------------------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)


6402 Corporate Drive, Indianapolis, Indiana                 46278
----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (317) 297-6100
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


               Number of shares of common stock outstanding at May 11, 1999:
53,295,487 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION
                  ITEM 1

                  Consolidated Statements of Operations
                           Three Months Ended March 31, 1998 and 1999....................................3


                  Consolidated Balance Sheets
                           December 31, 1998 and March 31, 1999..........................................4


                  Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1998 and 1999....................................5


                  Notes to Consolidated Financial Statements.............................................6

                  ITEM 2

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................12

                  ITEM 3

                  Quantitative and Qualitative Disclosures
                           About Market Risk............................................................20


PART II.          OTHER INFORMATION

                  ITEM 2

                  Changes in Securities.................................................................21

                  ITEM 6

                  Exhibits and Reports on Form 8-K......................................................21


Signatures..............................................................................................22


                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended March 31
                                                           1998           1999
                                                       -----------    ------------
Revenue                                                  $ 343,333    $ 372,719
Cost of revenue                                            313,256      344,332
                                                         ---------    ---------
Gross profit                                                30,077       28,387

Selling, general and administrative expenses                14,657       26,987
                                                         ---------    ---------

Income from operations                                      15,420        1,400

Net investment gain                                            572         --
Interest expense                                             3,412        3,288
                                                         ---------    ---------

Income (loss) before income taxes, minority
   interest and accounting change                           12,580       (1,888)
Income taxes                                                 3,774         (643)
                                                         ---------    ---------

Income (loss) before minority interest
   and accounting change                                     8,806       (1,245)
Minority interest                                              (37)         (33)
                                                         ---------    ---------

Income (loss) before accounting change                       8,843       (1,212)

Cumulative effect of accounting change, net of tax            --        (14,065)
                                                         ---------    ---------

Net income (loss)                                        $   8,843    $ (15,277)
                                                         =========    =========

Basic per share:
    Income (loss) before accounting change               $    0.17    $   (0.02)
    Cumulative effect of accounting change, net of tax        --          (0.27)
                                                         ---------    ---------
    Net income (loss)                                    $    0.17    $   (0.29)
                                                         =========    =========

Diluted per share:
    Income (loss) before accounting change               $    0.17    $   (0.02)
    Cumulative effect of accounting change, net of tax        --          (0.27)
                                                         ---------    ---------
    Net income (loss)                                    $    0.17    $   (0.29)
                                                         =========    =========

Weighted average common shares outstanding:
    Basic                                                   51,215       53,047
                                                         =========    =========
    Diluted                                                 53,435       53,047
                                                         =========    =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                           December 31, 1998       March 31, 1999
                                                           -----------------       --------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $  49,528             $  46,219
  Accounts receivable (less allowance for doubtful
    accounts of $6,045 in 1998 and $6,656 in 1999)               278,947               214,411
  Inventories                                                    156,333               158,940
  Other current assets                                            64,417                57,062
                                                               ---------             ---------
Total current assets                                             549,225               476,632

Property and equipment                                            48,270                45,791
Goodwill and other intangibles                                    83,467                88,055
Other assets                                                      33,488                16,583
                                                               ---------             ---------

Total assets                                                   $ 714,450             $ 627,061
                                                               =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $ 188,176             $ 156,134
                                                               ---------             ---------
Total current liabilities                                        188,176               156,134

Long-term debt                                                   286,706               251,986

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                     --                    --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 52,821 and 53,285 issued and
    outstanding in 1998 and 1999, respectively                       528                   533
  Additional paid-in capital                                     184,366               189,419
  Retained earnings                                               63,067                47,790
  Accumulated other comprehensive loss                            (8,393)              (18,801)
                                                               ---------             ---------
Total stockholders' equity                                       239,568               218,941
                                                               ---------             ---------

Total liabilities and stockholders' equity                     $ 714,450             $ 627,061
                                                               =========             =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three Months Ended March 31
                                                                             1998            1999
                                                                          -----------    ------------
OPERATING ACTIVITIES
Net income (loss)                                                           $   8,843    $ (15,277)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                          1,591        3,913
         Amortization of debt discount                                           --          1,763
         Cumulative effect of accounting change, net of tax                      --         14,065
         Net investment gain                                                     (572)        --
         Minority interest and deferred taxes                                     (86)         (33)
         Changes in operating assets and liabilities, net of effects from acquisitions:
              Accounts receivable                                               7,998       56,630
              Inventories                                                     (21,009)      (4,615)
              Other current assets                                              1,252       (1,130)
              Accounts payable and accrued expenses                            11,462      (18,211)
                                                                            ---------    ---------
Net cash provided by operating activities                                       9,479       37,105

INVESTING ACTIVITIES
Capital expenditures                                                           (8,388)      (2,644)
Sale of marketable securities, net of transaction costs                         3,263         --
Purchase acquisitions, net of cash acquired                                   (10,686)      (5,001)
Decrease in funded contract financing receivables                              14,191          677
Increase in other assets                                                       (8,012)        (847)
                                                                            ---------    ---------
Net cash used by investing activities                                          (9,632)      (7,815)

FINANCING ACTIVITIES
Net payments on revolving credit facility                                    (146,684)     (36,483)
Proceeds from issuance of convertible notes                                   166,438         --
Proceeds and tax benefits from exercise of stock options
  and warrants                                                                 13,604        4,875
                                                                            ---------    ---------
Net cash provided (used) by financing activities                               33,358      (31,608)

Effect of exchange rate changes on cash and cash equivalents                      343         (991)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                           33,548       (3,309)
Cash and cash equivalents at beginning of period                                2,941       49,528
                                                                            ---------    ---------

Cash and cash equivalents at end of period                                  $  36,489    $  46,219
                                                                            =========    =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1.  Basis of Presentation

   GENERAL

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

   The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

   For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants and conversion of subordinated convertible notes. For the quarter ended March 31, 1999, none of the Company's stock options and stock warrants were dilutive. The subordinated convertible notes were not dilutive for the three months ended March 31, 1998 and 1999.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

1.   Basis of Presentation (continued)

COMPREHENSIVE INCOME (LOSS)

In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), the Company is required to report and display the components of Comprehensive Income (net income and other comprehensive income). The statement requires unrealized gains or losses on the Company's available-for-sale securities, unrealized gains or losses on derivative financial instruments and currency translations of foreign investments, which prior to adoption were reported separately in stockholders' equity, to be included as components of "other comprehensive income." During the first quarter of 1998 and 1999 Comprehensive Income (Loss) totaled $9,471,000 and ($25,685,000), respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). On July 1, 1998, the Company adopted SFAS No. 133 and such adoption did not have a material impact on the Company's net income or stockholders' equity.

SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. On the date derivative contracts are entered into, the Company designates the derivative as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (iii) a hedge of a net investment in a foreign operation (net investment hedge).

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account which is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The impact of ineffective hedges is recognized in current period earnings.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2.   Cumulative Effect of Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-up Activities (SOP 98-5), which requires that such costs (as broadly defined in the Statement) be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998, and the initial application must be reported as the cumulative effect of a change in accounting principle. The Company's application of SOP 98-5 in the first quarter of 1999 resulted in the recording of a cumulative effect of a change in accounting principle of $14.1 million ($0.27 per share), net of the applicable income tax benefit. This charge represents the unamortized portion of previously-capitalized organization, start-up, pre-operating and integrated logistics services contract implementation costs primarily incurred as a part of the Company's in-country expansion activities and long-term contract activity from 1996 through 1998. The Company believes that the on-going application of SOP 98-5 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

3.   Acquisitions

During the first quarter of 1999 the Company acquired Cellular Services S.A. located in Brazil. This transaction was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and contingent consideration of up to $20.5 million in cash based upon the future operating results of this business over the next five years. The resulting goodwill of approximately $4.5 million is being amortized over 30 years.

During the three months ended March 31, 1998, the Company made four acquisitions of businesses separately located in (i) Brazil; (ii) the United Kingdom; (iii) the Netherlands, Germany and Poland; and (iv) the United States. Each of these transactions was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of each business from the effective date of acquisition. The aggregate purchase price for these businesses consisted of 190,285 unregistered shares of the Company's common stock (valued at $2.6 million), $28.9 million in cash, the assumption of certain liabilities and contingent consideration of up to $6.3 million in cash and $15.0 million in common stock based upon future operating results of the applicable business during the two years following the acquisition. The resulting goodwill of $32.2 million from these acquisitions is being amortized over 30 years. In addition, the Company made purchase acquisitions during the last nine months of 1998 of businesses located in, Poland, Taiwan, France, Mexico and New Zealand which resulted in goodwill of $13.5 million. The consolidated financial statements include the operating results of each acquired business from its effective date of acquisition.

The impact of the Company's acquisitions was not material in relation to the Company's results of operations for the year ended December 31, 1998 and the three months ended March 31, 1998 and 1999. Consequently, pro forma information is not presented.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.  Long-term debt

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Bonds) with an aggregate face value of $380 million ($1,000 per Bond) and a yield to maturity of 4.00%. The Bonds are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Bonds were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Bonds resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Bond) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At March 31, 1999, the Bonds had an accreted value of $179 million.

Each Bond is convertible at the option of the holder any time prior to maturity. Upon conversion, the Company, at its option, will deliver to the holder 19.109 shares of common stock per Bond or cash equal to the market value of such shares. On or after March 11, 2003, the Bonds may be redeemed at any time by the Company for cash equal to the issue price plus accrued original discount through the date of redemption. In addition, each Bond may be redeemed at the option of the holder on March 11, 2003, 2008 or 2013. The purchase price for each Bond at these redemption dates is approximately $552, $673 and $820, respectively, which is equal to the issue price plus accrued original discount through the date of redemption. The Company may elect at its option to pay for such redemption in cash or common stock, or any combination thereof equaling the purchase price.

On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as agent for a group of banks (collectively, the Banks). On May 13, 1998, the Company and the Banks amended and restated this agreement resulting in a $230 million facility with substantially the same terms (Restated Facility). The Restated Facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate and the Federal Funds effective rate plus 0.50% or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 60 to 137.5 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At March 31, 1999 there was approximately $72.5 million outstanding, of which $42.5 million was denominated in foreign currencies, at interest rates ranging from 4.1% to 6.0% (a weighted average rate of 5.2%) and an aggregate of $22.0 million in letters of credit issued.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.  Long-term debt (continued)

All of the Company's assets located in the United States and 65% of the capital stock of certain of the Company's subsidiaries domiciled outside of the United States are pledged to the Banks as collateral for the Restated Facility, and the Company is substantially prohibited from incurring additional indebtedness. In addition to certain net worth and other financial covenants, the Company's Restated Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets.

5.   Net Investment Gain

During the first quarter of 1998, the Company realized a gain on the sale of a marketable equity security, representing income of a non-recurring nature. The net gain after related transaction costs was approximately $0.6 million in 1998. Excluding the impact of the net investment gain and related income taxes, net income for the first quarter of 1998 would have been $8.5 million or $0.16 per share.

6.  Foreign Currency Devaluation

On January 13, 1999, the Brazilian government allowed the value of its currency, the Real, to float freely against other currencies. Between that date and March 31, 1999, the Real's exchange rate to the U.S. dollar has declined significantly. During the first quarter of 1999, the average exchange rate for the Real was approximately 35% lower than the average exchange rate in the first quarter of 1998. As nearly all the Company's transactions in Brazil are Real-denominated, translating the results of operations of the Company's Brazilian subsidiary into U.S. dollars at devalued exchange rates resulted in a lower contribution to consolidated revenues and operating income. Based on the Real exchange rate to the U.S. dollar on March 31, 1999, the Company's currency translation of the foreign investment in its Brazilian subsidiary from the Real (functional currency) to the U.S. dollar resulted in a devaluation of approximately $5.5 million. Currency devaluation resulting from translating assets and liabilities from the functional currency to the U.S. dollar are included as a component of other comprehensive income (loss) in stockholders' equity.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

7.   Operating Segments

The Company operates in markets worldwide and has four reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). These reportable segments represent the Company's four divisions: Asia-Pacific; North America; Europe, Middle East and Africa; and Latin America. These divisions all generate revenues from sales of wireless handsets and related accessories and from fees generated from the provision of integrated logistics services. However, the divisions are managed separately because they operate in different regions of the world.

The Company evaluates the performance of and allocates resources to these segments based on income from operations.

A summary of the Company's operations by segment is presented below (in thousands):


                                                   REVENUES FROM       INCOME (LOSS)
                                                EXTERNAL CUSTOMERS    FROM OPERATIONS
                                                ------------------    ---------------
THREE MONTHS ENDED MARCH 31, 1998:
Asia-Pacific                                       $129,718             $  6,068
North America                                        73,555                2,806
Europe, Middle East and Africa                      106,259                4,616
Latin America                                        33,801                1,930
                                                   --------             --------
                                                   $343,333             $ 15,420
                                                   ========             ========

THREE MONTHS ENDED MARCH 31, 1999:
Asia-Pacific                                       $101,254             $ (2,038)
North America                                       157,020                4,991
Europe, Middle East and Africa                       72,481               (2,184)
Latin America                                        41,964                  631
                                                   --------             --------
                                                   $372,719             $  1,400
                                                   ========             ========



                                DECEMBER 31,         MARCH 31,
TOTAL SEGMENT ASSETS:              1998                 1999
                                -----------          ---------
Asia-Pacific                     $161,449            $142,102
North America                     247,687             236,188
Europe, Middle East and Africa    197,386             166,186
Latin America                     107,928              82,585
                                 --------            --------
                                 $714,450            $627,061
                                 ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Revenue for the first quarter of 1999 increased 9% to $372.7 million as compared to $343.3 million for the first quarter of 1998. Results of operations (excluding the cumulative effect of a change in accounting principle discussed below) in the first quarter of 1999 reflect a net loss of $1.2 million ($0.02 per diluted share) compared to net income in the first quarter of 1998 of $8.8 million ($0.17 per diluted share).

The Company's revenues and results of operations for the first quarter of 1999 were below that which had been anticipated due to inadequate supply of desired product for sale through the Company's distribution services, specifically in the China and Taiwan markets; devaluation of the Brazilian currency, the Real; an inability to replace revenues (specifically in the United Kingdom and Germany) generated from the trading business which the Company exited in the fourth quarter of 1998 and price competition from trading companies in the Company's Asia-Pacific and Latin America divisions. Although the Company has taken, and continues to take, steps to address the impact of these developments, the Company expects these issues to impact the remaining quarters of 1999.

The Company recorded in the first quarter of 1999 a cumulative effect adjustment for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which requires the write-off of the unamortized portion of the Company's previously-capitalized organization, start-up, pre-operating and integrated logistics services contract implementation costs. These costs were incurred primarily as a part of the Company's in-country expansion and long-term contract activity from 1996 through 1998 and were previously capitalized in accordance with generally accepted accounting principles then in effect. The adjustment for the write-off of these amounts of $14.1 million ($0.27 per diluted share) is shown net of applicable taxes.

Also during the first quarter of 1999, the Company acquired all of the common shares of Cellular Services S.A. located in Brazil. This transaction was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of this business from the effective date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS


REVENUE

                  Three Months Ended March 31
                    1998             1999        Change
-------------------------------------------------------
Revenue           $ 343,333       $ 372,719         9%
-------------------------------------------------------

Revenue for the three months ended March 31, 1999 increased 9% over the same period in 1998. Although demand for the Company's services and for wireless handsets and accessories remains strong in all of the regions in which the Company operates, certain factors during the quarter, discussed in the following paragraphs, caused revenue to be approximately 25% below that which was initially expected.


                                             Three Months Ended March 31
                                             1998                 1999
                                   -----------------------------------------------
Revenue by division:
  Asia-Pacific                     $129,718      38%         $101,254     27%
  Europe, Middle East and Africa    106,259      31%           72,481     20%
  North America                      73,555      21%          157,020     42%
  Latin America                      33,801      10%           41,964     11%
                                   -----------------------------------------------
                                   $343,333     100%        $372,719     100%
                                   -----------------------------------------------

The Asia-Pacific division reported lower than anticipated revenue due to the inability to procure adequate supply of product for sale through the Company's distribution services, specifically in the China and Taiwan markets. In addition, the Company lost sales to competitors that were willing to offer lower prices and more liberal credit terms than the Company believed to be prudent.

In its Europe, Middle East and Africa division, the Company exited the trading business in the fourth quarter of 1998 as part of its strategy to develop stronger relationships with wireless equipment manufacturers. While the Company continues to believe this strategy is appropriate, the Company has currently been unable to replace the trading revenue previously derived in the United Kingdom and Germany with revenues from product sales or logistics services provided directly to network operators in those regions.

The Company's North America division continued to generate significant revenue growth as demand for the Company's services and products remained strong. The Company's strategy of developing enhanced relationships with wireless equipment manufacturers and providing highly-valued logistics services to network operators is the most fully deployed in the North America division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

Although revenue in the Latin America division increased 24% as compared to the first quarter of 1998, it was negatively impacted by the devaluation of Brazil's currency, the Real, in January of 1999. During the first quarter of 1999, the average exchange rate for the Real was approximately 35% lower than the average exchange rate in the first quarter of 1998. The Company also lost sales in the division to competitors that were willing to offer lower prices and more liberal credit terms than the Company believed to be prudent.


                                                               Three Months Ended March 31
                                                           1998                              1999
                                            ------------------------------------------------------------------
Revenue by service line:
   Wireless handset sales                          $  295,858             86%         $  278,574           75%
   Wireless accessories sales                          26,058              8%             50,026           13%
   Integrated logistics services                       21,417              6%             44,119           12%
                                            ------------------------------------------------------------------
                                                   $  343,333            100%         $  372,719          100%
                                            ------------------------------------------------------------------


Revenue for the three months ended March 31, 1999 as compared to the same period in 1998 includes a greater proportion of revenues from integrated logistics services and wireless accessories sales as the Company continues to develop and grow its service offerings and acquire new customers in these areas. Additionally, the issues discussed above in the Asia-Pacific, Latin America and Europe, Middle East and Africa divisions negatively impacted the expected wireless handset sales in those regions.

GROSS PROFIT


                              Three Months Ended March 31
                            1998                     1999            Change
-----------------------------------------------------------------------------
Gross profit               $  30,077                $  28,387           (6%)
Gross margin                     8.8%                     7.6%
-----------------------------------------------------------------------------

Gross profit for the first quarter of 1999 decreased over the same period in 1998 due to decreased overall gross margin. Gross margins for the Company's integrated logistics services and accessory sales continue to be within the historical range for each of these service lines. However, the gross margin generated during the first quarter of 1999 from handset sales was approximately 200 basis points below the historical gross margin for this product line. The gross margin on handset sales was lower as the Company experienced unusual price pressures primarily in markets with higher concentrations of trading companies and related activities such as China and the United Kingdom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                  Three Months Ended March 31
                                     1998            1999             Change
--------------------------------------------------------------------------------
Selling, general and
   administrative expenses         $  14,657       $  26,987           84%
As a percent of revenue                  4.3%            7.2%
--------------------------------------------------------------------------------

Selling, general and administrative expenses increased over the same period in 1998 due to the increase in revenue and the increased cost of serving current and anticipated integrated logistics services customers. Increasing personnel costs was the largest contributor to the increase in selling, general and administrative costs. Personnel costs increased due to a 64% increase in headcount from approximately 1,050 employees in the first quarter of 1998 to approximately 1,725 employees in the first quarter of 1999.

INCOME FROM OPERATIONS


                                    Three Months Ended March 31
                                      1998                1999          Change
------------------------------ -------------------- ----------------- ---------
Income from operations             $  15,420           $  1,400          (91%)
As a percent of revenue                  4.5%               0.4%
------------------------------ -------------------- ----------------- ----------

The decrease in income from operations and operating margin (income from operations, as a percent of revenue) for the three months ended March 31, 1999 compared to the same period in 1998 resulted primarily from the decrease in gross margin and from the increase in selling, general and administrative expenses as a percent of revenue.

INCOME (LOSS) BEFORE ACCOUNTING CHANGE


                                                Three Months Ended March 31
                                                   1998           1999            Change
------------------------------------------------------------------------------------------
Income (loss) before
   accounting change                           $    8,843    $   (1,212)          (114%)
Income (loss) before accounting change
   as a percent of revenue                            2.6%         (0.3%)
Income (loss) before accounting change
   per share (diluted)                         $     0.17    $    (0.02)          (112%)
Weighted average shares outstanding
   (diluted)                                       53,435         53,047
------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE (CONTINUED)

Income (loss) before accounting change for the first quarter of 1999 reflects a loss of $1.2 million compared to income of $8.8 million in the first quarter of 1998. This change was due primarily to the factors discussed above in the analyses of revenue, gross margins and selling, general and administrative expenses. Net loss before accounting change per diluted share was $0.02 for the first quarter of 1999 compared to net income per diluted share $0.17 for the same period a year ago.

For the quarter ended March 31, 1999 none of the Company's common share equivalents were dilutive due to the Company's net loss. Consequently, weighted average shares outstanding reflects a decrease because of the exclusion of common stock equivalents for the current period.

LIQUIDITY AND CAPITAL RESOURCES


                                    December 31, 1998    March 31, 1999
--------------------------------------------------------------------------
Cash and cash equivalents                 $   49,528          $   46,219
Working capital                           $  361,049          $  320,498
Current ratio                               2.92 : 1            3.05 : 1
--------------------------------------------------------------------------


Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity securities. The decrease in working capital was primarily the result of a decrease in accounts receivable partially offset by a decrease in accounts payable.

Net cash provided by operating activities was $37.1 million for the three months ended March 31, 1999 as compared to $9.5 million in the comparable prior period. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable, offset by a decrease in accounts payable and a reduction in the Company's earnings for the period. Net cash used by investing activities for the three months ended March 31, 1999 was $7.8 million as compared to $9.6 million in the comparable prior period. Cash used by investing activities during the three months ended March 31, 1998 and 1999 was primarily attributable to capital expenditures relating to the purchase of information systems and software and acquisitions completed in the period, partially offset by the Company's contract financing activity and, in 1998, proceeds from the sale of marketable securities. The net cash used by financing activities for the three months ended March 31, 1999 was primarily the result of payments on the Company's line of credit partially offset by proceeds from the exercise of stock options. The net cash provided by financing activities for the three months ended March 31, 1998 was primarily due to the issuance of the Bonds discussed below and proceeds from the exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On March 11, 1998, the Company completed the sale of zero-coupon, subordinated, convertible notes (the Bonds) with an aggregate principal amount at maturity of $380.0 million ($1,000 face value per Bond). The Bonds are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per bond. The placement of the Bonds resulted in gross proceeds to the Company of approximately $172 million. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. The Bonds are subordinated to all existing and future Senior Indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries.

Through 1998 the Company generated a 5-year compounded annual growth rate in revenue and net income in excess of 60% and 80% respectively. In order to fund the working capital necessary for this level of growth, the Company successfully raised over $500 million of capital through the end of 1998 using an appropriate combination of both debt and equity instruments during this five year period. The Company believes that to maintain significant growth in the future, it could be necessary to raise additional capital while maintaining appropriate leverage ratios.

YEAR 2000 UPDATE

OVERVIEW AND BACKGROUND

The Company has implemented its Year 2000 readiness project (the Project) to address its information technology as well as non-information technology systems (e.g., telephones, alarm systems, copy machines, elevators, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project includes the assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

STATUS OF THE PROJECT

The Project is divided into four separate phases - Planning and Awareness, Inventory, Assessment, and Remediation.

The Planning and Awareness phase began in June 1998 and has been completed. This phase included: (i) development and approval of the Project charter, (ii) formation of a Project management team to carry out the Project charter, (iii) identification and assessment of overall Project risks and (iv) development of a Project budget.

The Inventory phase began in August 1998 and has been completed. This phase included: (i) identification of significant Systems to be assessed and (ii) identification of all significant suppliers and customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR 2000 UPDATE (CONTINUED)

The Assessment phase began in September 1998 and is complete for existing Systems as of April 1999. This phase involves: (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by the vendors of significant Systems, (iii) contacting significant suppliers and customers in order to understand their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which remediation will be required to ensure Year 2000 readiness and (vi) development of contingency plans to the extent considered necessary. The Company's assessment identified certain systems that were not currently Year 2000 compliant and these systems have entered the remediation phase.

The Remediation phase began concurrently with the Assessment phase. Systems identified during the Assessment phase as not Year 2000 compliant immediately enter the Remediation phase. The Remediation phase is projected to be completed by mid 1999 and is currently on schedule. The activities undertaken during this phase include: (i) repairing, replacing or reprogramming all significant Systems that are not Year 2000 compliant; (ii) validation and testing of remediated Systems; and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers or suppliers.

To date, none of the Company's other information technology projects or initiatives have been delayed or materially affected due to the implementation of the Project.

COSTS

The Company has and will continue to utilize primarily internal resources to carry out the Project. Costs incurred to ensure the Company's Systems are Year 2000 compliant have not been and are not expected to be material to the Company's results of operations, financial position or cash flows. The Project's costs are expensed as incurred.

RISKS AND CONTINGENCIES

The Company believes that the Project will meet its Year 2000 objectives in a timely manner. However, the Company has not yet completed the Remediation phase of its Year 2000 initiative. The ability of suppliers and customers with which the Company interacts to timely convert their systems to be Year 2000 compliant is somewhat uncertain and not directly under the control of the Company. The Company conducts operations in various markets worldwide which may not be Year 2000 compliant because of many factors, including, but not limited to, lack of resources and lack of attention to the Year 2000 issue. Disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR 2000 UPDATE (CONTINUED)

RISKS AND CONTINGENCIES (CONTINUED)

The Company is dependent on wireless equipment manufacturers for supply of wireless handsets and accessories. Additionally, demand for the Company's products by the Company's customers is dependent on the ability of network operators to provide wireless network services to the end-users of those products. Failure in the products and/or systems of the wireless equipment manufacturers or network operators, including those resulting from a lack of Year 2000 compliance, could have a material adverse effect on the Company.

The Company has substantially completed its initial contingency plans. These contingency plans will be continually updated as the Project progresses and new information becomes available regarding the remediation of systems that are not Year 2000 compliant. However, the Company's contingency plans have not yet been tested to ensure that they will provide adequate safeguards for Systems that are ultimately not Year 2000 compliant. The Company intends to continue evaluating its contingency plans until Project completion.

The Project's estimated percentage of completion, estimated completion dates for the various phases, and estimated costs are dependent upon management's assumptions of certain future events, such as compliance efforts, the availability of personnel trained in this area, and the ability to locate and correct all relevant computer codes in all significant Systems. There can be no assurance that third parties on which the Company relies will succeed in their Year 2000 compliance efforts or that failure by a third party would not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL MARKET RISK MANAGEMENT

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate interest rate risks, the Company utilizes interest rate swaps to convert certain portions of its variable rate debt to fixed interest rates. To mitigate foreign currency exchange rate risks, the Company utilizes derivative financial instruments under a risk management program approved by the Company's Board of Directors. The Company does not use derivative instruments for speculative or trading purposes.

The Company is exposed to changes in interest rates on its variable interest rate revolving line of credit. A 10% increase in short-term borrowing rates during the first quarter of 1999 would have resulted in a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at March 31, 1999.

A substantial majority of the Company's revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows, and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates would not have negatively impacted the Company's results of operations for the three months ended March 31, 1999. The same adverse change in exchange rates would result in a $4.5 million increase in the fair value of the Company's cash flow and net investment hedges open at March 31, 1999. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in revenue levels or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

PART II.  OTHER INFORMATION

Item 2.        Changes in Securities

During the quarter ended March 31, 1999, the Company issued to the respective sellers, unregistered shares of the Company's common stock as follows in connection with the payment of contingent consideration for prior acquisition activities:

          DATE                             ENTITY ACQUIRED                      SHARES ISSUED             VALUE
----------------------  --------------------------------------------------- ---------------------- ---------------------
March 11, 1999          Communicaciones ASBE, S.A. de C.V.                           40,934              $ 184,203


The foregoing securities issuances were made in reliance on the exemptions from registration provided by Section 4(2) (issuances not involving a public offering) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.


Item 6.        Exhibits and Reports on Form 8-K

   (a) Exhibits

           The list of exhibits is hereby incorporated by reference to the
           Exhibit Index on page 23 of this report.

   (b) Reports on Form 8-K

           On March 25, 1999 the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events that the Company anticipated its revenue and net income for the quarter ending March 31, 1999 and the year ending December 31, 1999 will fall below expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Brightpoint, Inc.
                                                -------------------------------
                                                   (Registrant)



Date     May 17, 1999                           /s/ Phillip A. Bounsall
    -------------------------                   -------------------------------

                                                Phillip A. Bounsall
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal Financial Officer)



Date     May 17, 1999                           /s/ John P. Delaney
    -------------------------                   -------------------------------

                                                John P. Delaney
                                                Vice President, Corporate
                                                Controller (Principal
                                                Accounting Officer)

                                  EXHIBIT INDEX





         Exhibit No.                        Description
         -----------                        -----------

            (11)         Statement Re: Computation of Earnings Per Share

            (27)         Financial Data Schedule for the Three Months ended
                         March 31, 1999

            (99)         Cautionary Statements