Form 10-Q
period 1999-06-30
BRIGHTPOINT INC
filed 1999-08-16
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1999
                                -----------------------
                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from: ______________________ to _____________________

Commission file number:    0-23494
                        --------------------------------------------------------

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    35-1778566
--------------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


   6402 Corporate Drive, Indianapolis, Indiana                       46278
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

                                 (317) 297-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at August 13, 1999: 53,351,000 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                                     PAGE NO.
                                                                                                     -------
PART I.  FINANCIAL INFORMATION

                  ITEM 1

                  Consolidated Statements of Operations
                           Three and Six Months Ended June 30, 1998 and 1999.............................3


                  Consolidated Balance Sheets
                           December 31, 1998 and June 30, 1999...........................................4


                  Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1998 and 1999.......................................5

                  Notes to Consolidated Financial Statements.............................................6

                  ITEM 2

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................15

                  ITEM 3

                  Quantitative and Qualitative Disclosures
                           About Market Risk............................................................26


PART II.          OTHER INFORMATION

                  ITEM 1

                  Legal Proceedings.....................................................................27

                  ITEM 4

                  Submission of Matters to a Vote of Security Holders...................................27

                  ITEM 6

                  Exhibits and Reports on Form 8-K......................................................27

Signatures..............................................................................................29

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     Three Months Ended                  Six Months Ended
                                                                           June 30                            June 30
                                                                   1998             1999              1998              1999
                                                               -------------    --------------    -------------    ---------------

Revenue                                                        $   329,813      $    413,989      $    673,146     $    786,708
Cost of revenue                                                    299,308           393,244           612,564          737,576
                                                               -------------    --------------    -------------    ---------------

Gross profit                                                        30,505            20,745            60,582           49,132

Selling, general and administrative expenses                        14,601            36,284            29,258           63,271
Restructuring and other charges                                          -            65,517                 -           65,517
                                                               -------------    --------------    -------------    ---------------

Income (loss) from operations                                       15,904           (81,056)           31,324          (79,656)

Net investment gain                                                      -                 -               572                -
Interest expense                                                     3,027             3,812             6,439            7,100
                                                               -------------    --------------    -------------    ---------------

Income (loss) before income taxes, minority interest
    and accounting change                                           12,877           (84,868)           25,457          (86,756)
Income taxes                                                         3,863             5,646             7,637            5,003
                                                               -------------    --------------    -------------    ---------------

Income (loss) before minority interest and
    accounting change                                                9,014           (90,514)           17,820          (91,759)
Minority interest                                                      (44)                -               (81)             (33)
                                                               -------------    --------------    -------------    ---------------

Income (loss) before accounting change                               9,058           (90,514)           17,901          (91,726)
Cumulative effect of accounting change, net of tax                       -                 -                 -          (14,065)
                                                               -------------    --------------    -------------    ---------------

Net income (loss)                                              $     9,058      $    (90,514)     $     17,901     $   (105,791)
                                                               =============    ==============    =============    ===============

Basic per share:
    Income (loss) before accounting change                     $      0.17      $      (1.70)     $       0.35     $      (1.73)
    Cumulative effect of accounting change, net of tax                   -                 -                 -            (0.26)
                                                               -------------    --------------    -------------    ---------------
    Net income (loss)                                          $      0.17      $      (1.70)     $       0.35     $      (1.99)
                                                               =============    ==============    =============    ===============

Diluted per share:
    Income (loss) before accounting change                     $      0.17      $      (1.70)     $       0.33     $      (1.73)
    Cumulative effect of accounting change, net of tax                  -                  -                 -            (0.26)
                                                               -------------    --------------    -------------    ---------------

    Net income (loss)                                          $      0.17      $      (1.70)     $       0.33     $      (1.99)
                                                               =============    ==============    =============    ===============

Weighted average common shares outstanding:
    Basic                                                           51,979            53,304            51,597           53,176
                                                               =============    ==============    =============    ===============
    Diluted                                                         53,725            53,304            53,580           53,176
                                                               =============    ==============    =============    ===============

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                 December 31, 1998         June 30, 1999
                                                                -------------------      ----------------
                                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $         49,528         $      39,015
  Accounts receivable (less allowance for doubtful
    accounts of $6,045 in 1998 and $4,681 in 1999)                       278,947               210,277
  Inventories                                                            156,333               135,464
  Other current assets                                                    64,417                45,520
                                                                -------------------      ----------------
Total current assets                                                     549,225               430,276

Property and equipment                                                    48,270                36,509
Goodwill and other intangibles                                            83,467                57,159
Other assets                                                              33,488                13,577
                                                                -------------------      ----------------

Total assets                                                    $        714,450         $     537,521
                                                                ===================      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $        188,176         $     161,559
                                                                -------------------      ----------------
Total current liabilities                                                188,176               161,559

Long-term debt                                                           286,706               243,260

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                                -                     -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 52,821 and 53,335 issued and
    outstanding in 1998 and 1999, respectively                               528                   533
  Additional paid-in capital                                             184,366               189,659
  Retained earnings (deficit)                                             63,067               (42,724)
  Accumulated other comprehensive loss                                    (8,393)              (14,766)
                                                                -------------------      ----------------
Total stockholders' equity                                               239,568               132,702
                                                                -------------------      ----------------

Total liabilities and stockholders' equity                      $        714,450         $     537,521
                                                                ===================      ================

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months Ended June 30
                                                                    1998               1999
                                                                ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                               $     17,901       $   (105,791)
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Depreciation and amortization                                 4,012              8,386
         Amortization of debt discount                                 2,103              3,554
         Cumulative effect of accounting change, net of tax               --             14,065
         Net investment gain                                            (572)                --
         Restructuring and other charges                                  --             84,972
         Minority interest and deferred taxes                           (130)               (33)
         Changes in operating assets and liabilities, net of
           effects from acquisitions:
              Accounts receivable                                     31,606             38,836
              Inventories                                            (49,868)             9,233
              Other current assets                                    (2,975)            (3,421)
              Accounts payable and accrued expenses                  (27,098)           (18,337)
                                                                ------------       ------------
Net cash provided (used) by operating activities                     (25,021)            31,464

INVESTING ACTIVITIES
Capital expenditures                                                 (15,068)            (5,685)
Sale of marketable securities, net of transaction costs                3,263                 --
Purchase acquisitions, net of cash acquired                          (33,152)            (5,860)
Decrease in funded contract financing receivables                      7,072             12,351
Increase in other assets                                             (13,632)              (780)
                                                                ------------       ------------
Net cash provided (used) by investing activities                     (51,517)                26

FINANCING ACTIVITIES
Net payments on revolving credit facility                            (66,565)           (47,000)
Proceeds from issuance of convertible notes                          166,088                 --
Proceeds and tax benefits from exercise of stock options
   and warrants                                                       14,612              5,119
                                                                ------------       ------------
Net cash provided (used) by financing activities                     114,135            (41,881)

Effect of exchange rate changes on cash and cash equivalents            (518)              (122)
                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                  37,079            (10,513)
Cash and cash equivalents at beginning of period                       2,941             49,528
                                                                ------------       ------------

Cash and cash equivalents at end of period                      $     40,020       $     39,015
                                                                ============       ============

See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1.  Basis of Presentation

   GENERAL

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations. In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated financial statements have been included.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

   The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations for the three and six months ended June 30, 1999 and the unaudited consolidated statement of cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results and cash flows that may be expected for the entire year.

   For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants and conversion of subordinated convertible notes. For the three and six month periods ended June 30, 1999, none of the Company's stock options and stock warrants were dilutive. The subordinated convertible notes were not dilutive for the three and six month periods ended June 30, 1998 and 1999.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

COMPREHENSIVE INCOME (LOSS)

In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), the Company is required to report Comprehensive Income which is comprised of net income and other comprehensive income. The statement requires unrealized gains or losses on the Company's available-for-sale securities, unrealized gains or losses on derivative financial instruments and currency translations of foreign investments, which prior to adoption were reported separately in stockholders' equity, to be included as components of "other comprehensive income." During the three months ended June 30, 1998 and 1999, comprehensive income (loss) totaled $6,917,000 and ($86,479,000), respectively and during the six months ended June 30, 1998 and 1999 totaled $16,388,000 and ($112,164,000), respectively.

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

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account which is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The impact of ineffective hedges is recognized in current period results of operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.  Restructuring and Other Charges

During the second quarter of 1999, the Company implemented a broad restructuring plan (the Plan) which it believes will improve its position for long-term success by eliminating or restructuring identified non-performing business activities and improving the Company's cost structure. The Plan was approved by the Company's Board of Directors on June 30, 1999 and included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; downsizing of selected operating subsidiaries and cost reduction initiatives in its regional and corporate operations. In total, the Plan will result in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's foreign operating divisions.

As a result of the Plan the Company recorded restructuring and other charges of approximately $85 million during the three months ended June 30, 1999. These charges were comprised of approximately $80.1 million in non-cash asset impairments and write-offs and $4.9 million in costs that have been or will be paid in cash. The non-cash asset impairments and write-offs (displayed below) primarily represent losses incurred to write down certain assets of operations affected by the Plan to their net realizable value (either in liquidation or abandonment depending on the provisions of the Plan).

                   DESCRIPTION OF CHARGE                             AMOUNT
-----------------------------------------------------------       -------------
                                                                  (in millions)
NON-CASH:
Impairment of goodwill and investments in joint operations            $  40.1
Impairment of accounts receivable and inventories of
   exited operations or activities                                       15.0
Impairment of fixed assets                                                6.4
Impairment of income tax assets                                           4.5
Expected loss on disposal of operations held for sale                     3.5
Write-off of cumulative foreign currency translation adjustments          2.9
Other losses and impairments resulting from activities Exited             7.7
                                                                      --------
     Subtotal Non-Cash                                                   80.1
                                                                      --------
CASH:
Employee termination costs                                                2.6
Lease termination costs                                                   1.4
Other exit costs                                                           .9
                                                                      --------
     Subtotal Cash                                                        4.9
                                                                      --------
Total                                                                 $  85.0
                                                                      ========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.  Restructuring and Other Charges (continued)

The aforementioned charges have been recorded within the following captions in the Consolidated Statements of Operations for the three and six months ended June 30, 1999 (in millions):

Cost of revenue                                                    $  7.4
Selling, general and administrative expenses                          7.6
Restructuring and other charges                                      65.5
Income taxes                                                          4.5
                                                                  =========
                                                                   $ 85.0
                                                                  =========

The Company expects to complete all of the actions required by the Plan prior to December 31, 1999. As of June 30, 1999 the Company had restructuring reserves of approximately $3.9 million related to unpaid employee termination, lease termination and other exit costs. As a result of the actions taken under the Plan the Company had approximately $20.3 million in assets held for disposal as of June 30, 1999 which are classified in the Consolidated Balance Sheets under the caption "Other current assets."


3.  Cumulative Effect of Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-up Activities (SOP 98-5), which requires that such costs (as broadly defined in the Statement) be expensed as incurred. SOP 98-5 became effective for years beginning after December 15, 1998, and the initial application must be reported as the cumulative effect of a change in accounting principle. The Company's application of SOP 98-5 in the first quarter of 1999 resulted in the recording of a cumulative effect of a change in accounting principle of approximately $14.1 million, net of the applicable income tax benefit. This charge represents the unamortized portion of previously-capitalized organization, start-up, pre-operating and integrated logistics services contract implementation costs primarily incurred as a part of the Company's in-country expansion activities and long-term contract activity from 1996 through 1998. The Company believes that the on-going application of SOP 98-5 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   Acquisitions and Divestitures

During the six months ended June 30, 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services to the wireless communications industry in Brazil. This transaction was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and contingent consideration of up to $20.5 million in cash based upon the future operating results of this business over the next five years. The resulting goodwill of approximately $4.8 million is being amortized over 30 years. In addition, during the second quarter of 1999, the Company completed the sale of Wavetech Network Services Limited, a subsidiary of Wavetech Limited in the United Kingdom. The Company had previously accounted for the estimated loss on the sale of this business as a part of the purchase price in its 1998 acquisition of Wavetech Limited. The impact of the ultimate divestiture of this business did not result in a material adjustment to the goodwill originally recorded.

During the six months ended June 30, 1998, the Company made acquisitions of businesses located in Brazil, the United Kingdom, the Netherlands, Germany, Poland, United States, Taiwan, France, Mexico and New Zealand. Each of these transactions was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of each business from the effective date of its acquisition. The aggregate purchase price for these businesses consisted of 398,008 unregistered shares of the Company's common stock (valued at $5.1 million), $37.6 million in cash, the assumption of certain liabilities and contingent consideration of up to $10.7 million in cash and $15 million in common stock based upon future operating results of the applicable business during the two years following the acquisition.

The impact of the Company's acquisitions was not material in relation to the Company's results of operations for the year ended December 31, 1998 and the six months ended June 30, 1998 and 1999. Consequently, pro forma information is not presented.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.   Long-term Debt

On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with The First National Bank of Chicago and Bank One, Indiana, NA, as agent for a group of banks (collectively, the Banks). On May 13, 1998, the Company and the Banks amended and restated this agreement resulting in a $230 million facility with substantially the same terms. On July 27, 1999, the Company and the Banks further amended and restated this agreement resulting in an overall reduction in the facility to $175 million (Restated Facility). The Restated Facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50% or (ii) the rate at which deposits in United States dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled.

At June 30, 1999 there was approximately $62.0 million outstanding under the line of credit, of which $42.0 million was denominated in foreign currencies, at interest rates ranging from 4.1% to 6.6% (a weighted average rate of 5.3%). In addition there was an aggregate of $20.4 million in letters of credit issued.

All of the Company's assets located in the United States and 65% of the capital stock of certain of the Company's subsidiaries domiciled outside of the United States are pledged to the Banks as collateral for the Restated Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Restated Facility is limited by an asset coverage test, which is measured monthly. In addition to certain net worth and other financial covenants, the Company's Restated Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets.

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Bonds) with an aggregate face value of $380 million ($1,000 per Bond) and a yield to maturity of 4.00%. The Bonds are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Bonds were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Bonds resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Bond) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At June 30, 1999, the Bonds had an accreted value of $181 million.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  Long-term Debt (continued)

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

6.  Net Investment Gain

During the first quarter of 1998, the Company realized a gain on the sale of a marketable equity security, representing income of a non-recurring nature. The net gain after related transaction costs was approximately $0.6 million in 1998. Excluding the impact of the net investment gain and related income taxes, net income for the first half of 1998 would have been $17.6 million or $0.33 per share.

7.  Foreign Currency Devaluation

On January 13, 1999, the Brazilian government allowed the value of its currency, the Real, to float freely against other currencies. Between that date and June 30, 1999, the Real's exchange rate to the U.S. dollar has declined significantly. During the first six months of 1999, the average exchange rate for the Real was approximately 34% lower than the average exchange rate in the first six months of 1998. As nearly all the Company's transactions in Brazil are Real-denominated, translating the results of operations of the Company's Brazilian subsidiary into U.S. Dollars at devalued exchange rates resulted in a lower contribution to consolidated revenues and operating income. Based on the Real exchange rate to the U.S. Dollar on June 30, 1999, the Company's currency translation of the foreign investment in its Brazilian subsidiary from the Real (functional currency) to the U.S. Dollar resulted in a devaluation of approximately $5.2 million. Currency translation adjustments resulting from translating assets and liabilities from the functional currency to the U.S. dollar are included as a component of other comprehensive income (loss) in stockholders' equity.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8. Operating Segments

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

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations. As discussed in Note 2 to the Consolidated Financial Statements, the Company's restructuring Plan resulted in significant charges, which materially affected certain operating segments. A summary of the Company's operations by segment with and without the restructuring charges is presented below (in thousands):

                                                      1998                                           1999
                                      ------------------------------------  ------------------------------------------------------
                                        REVENUES FROM                        REVENUES FROM
                                          EXTERNAL          INCOME FROM        EXTERNAL        INCOME (LOSS)      INCOME (LOSS)
                                          CUSTOMERS         OPERATIONS         CUSTOMERS      FROM OPERATIONS    FROM OPERATIONS
                                      ----------------- ------------------  ---------------  -----------------  ------------------
                                                                                                (including          (excluding
                                                                                               restructuring      restructuring
                                                                                                  costs)              costs)
THREE MONTHS ENDED JUNE 30:
Asia-Pacific                              $  107,333       $     3,848        $    100,276       $   (37,649)       $     (1,442)
North America                                 92,268             5,528             164,211             3,680               3,680
Europe, Middle East and Africa                95,674             3,697              84,565           (43,590)             (2,755)
Latin America                                 34,538             2,831              64,937            (3,497)                (64)
                                          ----------       -----------        ------------       -----------        ------------
                                          $  329,813       $    15,904        $    413,989       $   (81,056)       $       (581)
                                          ----------       -----------        ------------       -----------        ------------

SIX MONTHS ENDED JUNE 30:
Asia-Pacific                              $  237,051       $     9,916        $    201,530       $   (39,688)       $     (3,481)
North America                                165,823             8,335             321,232             8,670               8,670
Europe, Middle East and Africa               201,933             8,313             157,046           (45,772)             (4,937)
Latin America                                 68,339             4,760             106,900            (2,866)                567
                                          ----------       -----------        ------------       -----------        ------------
                                          $  673,146       $    31,324        $    786,708       $   (79,656)       $        819
                                          ==========       ===========        ============       ===========        ============

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



8. Operating Segments (continued)


                                              DECEMBER 31,    JUNE 30,
TOTAL SEGMENT ASSETS:                             1998          1999
                                             --------------  ----------
Asia-Pacific                                    $  161,449   $   91,291
North America                                      247,687      259,857
Europe, Middle East and Africa                     197,386      101,478
Latin America                                      107,928       84,895
                                             --------------  ----------
                                                $  714,450   $  537,521
                                             ==============  ==========

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

During the second quarter of 1999 the Company implemented a broad restructuring plan (the Plan) which it believes will improve its position for long-term success by eliminating or restructuring identified non-performing business activities and improving the Company's cost structure. The Plan included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; downsizing of selected operating subsidiaries and cost reduction initiatives in its regional and corporate operations. In total, the Plan called for a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's foreign operating divisions.

As a result of the Plan the Company recorded restructuring and other charges of approximately $85 million during the three months ended June 30, 1999. These charges were comprised of approximately $80.1 million in non-cash asset impairments and write-offs and $4.9 million in employee termination, lease termination and other exit costs that have been or will be paid in cash. The non-cash asset impairments and write-offs primarily represent losses incurred to write down certain assets of operations affected by the Plan to their net realizable value. These assets include goodwill, investments in joint operations, accounts receivable, inventories, fixed assets, and other assets that relate to activities or operations being eliminated, downsized or terminated.

The Company expects to complete all of the actions required by the Plan prior to December 31, 1999. As of June 30, 1999 the Company had restructuring reserves of approximately $3.9 million related to unpaid employee termination, lease termination and other exit costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

The Company recorded in the first quarter of 1999 a cumulative effect adjustment for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which requires the write-off of the unamortized portion of the Company's previously-capitalized organization, start-up, pre-operating and integrated logistics services contract implementation costs. These costs were incurred primarily as a part of the Company's in-country expansion and long-term contract activity from 1996 through 1998 and were previously capitalized in accordance with generally accepted accounting principles then in effect. The adjustment for the write-off of these amounts of $14.1 million is shown net of applicable taxes.

Also during the first quarter of 1999, the Company acquired all of the common shares of Cellular Services S.A., a provider of integrated logistics services to the wireless communications industry in Brazil. This transaction was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of this business from the effective date of acquisition.

RESULTS OF OPERATIONS

Because of the significance of the Plan discussed above, results of operations have been delineated between results from recurring operations and results from non-recurring operations. Additionally, the impacts of (i) the non-recurring charges recorded in the second quarter of 1999, (ii) the cumulative effect of a change in accounting principle recorded in the first quarter of 1999 and (iii) a net investment gain recognized in the first quarter of 1998 are treated as "Non-recurring Charges and Other Items" and not considered a part of recurring or non-recurring operations for the purposes of this discussion.

As a result of the Plan, the Company has eliminated, or is in the process of eliminating, operations in Argentina, Poland, Taiwan and the United Kingdom and has terminated its two joint operations in China. Recurring operations include all operations except those that have been eliminated or terminated and non-recurring operations are those operations that have been terminated or will be terminated pursuant to the Plan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS

Revenue

                          Three Months Ended June 30                    Six Months Ended June 30
                   -------------------------------------------------------------------------------------
                      1998              1999        Change         1998            1999        Change
--------------------------------------------------------------------------------------------------------
Revenue            $ 262,004         $ 370,564       41%         $ 524,061         $ 684,442    31%
--------------------------------------------------------------------------------------------------------

Revenue from recurring operations in the quarter ended June 30, 1999 increased 41%, compared to revenue generated by recurring operations in the second quarter of 1998. For the six months ended June 30, 1999, revenue from recurring operations increased 31% from the same period in the prior year. The increase was primarily due to continued strong demand for the Company's services and for wireless handsets and accessories worldwide.


Revenue from Recurring Operations by Division:

                                                  Three Months Ended June 30                       Six Months Ended June 30
                                       ------------------------------------------------ --------------------------------------------
                                            1998                    1999                     1998                 1999
                                       ------------------------------------------------ --------------------------------------------
                Asia-Pacific               $  84,782      33%      $  64,871     18%        $206,650     39%       $121,078    18%

                Europe, Middle East and
                  Africa                      50,416      19%         76,545     21%          83,248     16%        135,233    20%

                North America                 92,268      35%        164,212     44%         165,823     32%        321,231    47%

                Latin America                 34,538      13%         64,936     17%          68,340     13%        106,900    15%
                                       ------------------------------------------------ --------------------------------------------
                        Total              $ 262,004     100%      $ 370,564    100%        $524,061    100%       $684,442   100%
                                       ================================================ ============================================

For the three and six months ended June 30, 1999 the Company experienced revenue growth from recurring operations in its North America, Latin America and Europe, Middle East, and Africa divisions primarily resulting from strong worldwide demand for the Company's products and services. Revenue in the Asia-Pacific division declined when compared to the same periods of the prior year because much of the China market was being served out of the Company's Hong Kong operation (classified as recurring) in the first half of 1998, whereas from January through June of 1999, the China market was being served from the Company's joint operations in China (classified as non-recurring due to the termination of these operations). For the periods subsequent to June 30, 1999, the Company plans to meet the demand in China through its wholly-owned operations in Hong Kong and China or from new joint operations, if and when developed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Revenue from Recurring Operations by Service Line:

                                         Three Months Ended June 30                  Six Months Ended June 30
                                 ------------------------------------------   -----------------------------------------
                                      1998                1999                  1998                 1999
                                 ------------------------------------------   -----------------------------------------
   Wireless handset sales           $ 199,360      76%    $ 271,955    73%      $ 420,666    80%     $ 501,404    73%
   Wireless accessory sales            26,902      10%       54,915    15%         46,913     9%       104,476    15%
   Integrated logistics
     services                          35,742      14%       43,694    12%         56,482    11%        78,562    12%
                                 ------------------------------------------   -----------------------------------------
                                    $ 262,004     100%    $ 370,564   100%      $ 524,061   100%     $ 684,442   100%
                                 ------------------------------------------   -----------------------------------------

Revenue from recurring operations for the three and six months ended June 30, 1999 as compared to the same period in 1998 includes a greater proportion of revenues from integrated logistics services and wireless accessories sales as the Company continues to develop and grow its service offerings and acquire new customers in these areas.

Gross Profit

                                      Three Months Ended June 30                   Six Months Ended June 30
                              -------------------------------------------   -----------------------------------------
                                   1998            1999         Change         1998            1999        Change
-------------------------------------------------------------------------   -----------------------------------------
Gross profit                    $  26,149      $  29,331           12%      $  51,789      $  55,760          8%
Gross margin                         10.0%           7.9%                         9.9%           8.1%
-------------------------------------------------------------------------   -----------------------------------------

Gross profit from recurring operations for the three and six months ended June 30, 1999 increased over the same period in 1998 due to the increases in revenue, however overall gross margins were lower due to continued pressure on handset margins and increased costs of revenue across all service lines (in total and as a percent of revenue).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                        Three Months Ended June 30                 Six Months Ended June 30
                                  ---------------------------------------  ------------------------------------------
                                       1998          1999       Change         1998           1999         Change
---------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses          $  11,238     $  23,384       108%        $  23,831    $  44,611         87%
As a percent of  revenue                  4.3%          6.3%                        4.5%         6.5%
---------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses related to recurring operations for the three and six months ended June 30, 1999 as compared to the same periods in the prior year reflect the increased cost of serving current and anticipated integrated logistics services customers. Increasing personnel costs was the largest contributor to the increase in selling, general and administrative costs. Personnel costs increased due to a 40% increase in headcount from approximately 1,000 employees in the second quarter of 1998 to approximately 1,400 employees in the second quarter of 1999.

Income from Operations

                                        Three Months Ended June 30                 Six Months Ended June 30
                                  ---------------------------------------   -----------------------------------------
                                       1998           1999       Change        1998           1999         Change
---------------------------------------------------------------------------------------------------------------------
Income from operations              $  14,911       $  5,947       (60%)      $  27,958    $  11,149          (60%)
As a percent of revenue                   5.7%           1.6%                       5.3%         1.6%
---------------------------------------------------------------------------------------------------------------------

The decrease in income from operations and operating margin (income from operations, as a percent of revenue) from recurring operations for the three and six months ended June 30, 1999 compared to the same period in 1998 resulted primarily from the decrease in gross margin and from the increase in selling, general and administrative expenses as a percent of revenue, both of which are discussed above.

Net Income from Recurring Operations

                                            Three Months Ended June 30               Six Months Ended June 30
                                      --------------------------------------  ----------------------------------------
                                          1998         1999        Change        1998           1999        Change
----------------------------------------------------------------------------------------------------------------------
Net income                               $  8,749    $   1,386      (84%)      $  16,154     $   2,864        (82%)
Net income per share (diluted)           $   0.16    $    0.03      (81%)      $    0.30     $    0.05        (83%)
Weighted average shares outstanding
   (diluted)                               53,725       53,403                    53,580        53,928
----------------------------------------------------------------------------------------------------------------------

The decrease in net income from recurring operations for the three and six months ended June 30, 1999 as compared to the same periods in 1998 resulted primarily from the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expense.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

NON-RECURRING OPERATIONS

Revenue

                                          Three Months Ended June 30                   Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------
                                      1998              1999        Change         1998            1999        Change
------------------------------------------------------------------------------------------------------------------------
Revenue                            $ 67,809           $ 43,425      (36%)        $ 149,085       $ 102,266      (31%)
------------------------------------------------------------------------------------------------------------------------

Revenue from non-recurring operations decreased for the three and six months ended June 30, 1999 as compared to the same periods in the prior year primarily as a result of the discontinuation of the Company's trading activities in the fourth quarter of 1998.

Gross Profit (Loss)

                                      Three Months Ended June 30                   Six Months Ended June 30
                              -------------------------------------------  ------------------------------------------
                                   1998            1999         Change         1998            1999        Change
---------------------------------------------------------------------------------------------------------------------
Gross profit (loss)              $  4,356    $   (1,189)        (127%)       $  8,793         $  769        (91%)
Gross margin                          6.4%         (2.7%)                         5.9%           0.1%
---------------------------------------------------------------------------------------------------------------------

Gross profit from non-recurring operations for the three and six months ended June 30, 1999 decreased over the same period in 1998 due to significant competitive pressures related to all lines of business within the operations discontinued by the Company.

Selling, General and Administrative Expenses

                                        Three Months Ended June 30                 Six Months Ended June 30
                                  -----------------------------------------------------------------------------------
                                       1998          1999       Change         1998           1999         Change
---------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses           $  3,363      $  5,339        59%       $  5,427      $  11,099         105%
---------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses incurred in non-recurring operations during the three and six months ended June 30, 1999 as compared to the same periods in the prior year reflect the increased cost of serving anticipated integrated logistics services customers and building infrastructure for growth which did not materialize to anticipated levels.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NON-RECURRING OPERATIONS (CONTINUED)

Net Income (Loss) from Non-recurring Operations

                                            Three Months Ended June 30                Six Months Ended June 30
                                      -------------------------------------   ----------------------------------------
                                          1998         1999        Change        1998           1999        Change
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $     309   $  (6,928)    (2342%)      $   1,404     $  (9,618)       (785%)
Net income (loss) per
   share (diluted)                      $    0.01   $   (0.13)    (1400%)      $    0.03     $   (0.18)       (700%)
Weighted average shares outstanding
   (diluted)                               53,725      53,304                     53,580        53,176
----------------------------------------------------------------------------------------------------------------------

The net losses generated by non-recurring operations for the three and six months ended June 30, 1999 were due to declining revenues and gross margins as well as increases in selling, general and administrative costs.

NON-RECURRING CHARGES AND OTHER ITEMS

In the first quarter of 1998, the Company realized a net gain on the sale of marketable equity securities, representing income of a non-recurring nature of $572,000 ($343,000 after applicable taxes).

As discussed above the Company recorded in the first quarter of 1999 a cumulative effect adjustment for a change in accounting principle. The adjustment for the write-off of these amounts of $14.1 million ($0.26 per diluted share) is shown net of applicable taxes.

As also discussed above, the Company recorded non-recurring charges in the second quarter of 1999 of approximately $85 million resulting from actions taken in accordance with the Plan. These non-recurring charges, classified as "Cost of revenue", included the write-down of inventories ($7.4 million) to their estimated net realizable value pursuant to the Plan; the write-down of accounts receivable ($7.6 million) to their estimated net realizable value which is classified as "Selling, general and administrative expenses"; and the impairment of tax assets ($4.5 million) that are classified as "Income taxes" in the Consolidated Statements of Operations for the three and six months ended June 30, 1999. The remainder of the non-recurring charges ($65.5 million) incurred pursuant to the Plan (see Note 2 to the Consolidated Financial Statements) has been classified as "Restructuring and other charges" in the Consolidated Statements of Operations for the three and six months ended June 30, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES

                                     December 31, 1998          June 30, 1999
--------------------------------------------------------------------------------
Cash and cash equivalents               $   49,528               $   39,015
Working capital                         $  361,049               $  268,717
Current ratio                             2.92 : 1                 2.66 : 1
--------------------------------------------------------------------------------

Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital was primarily the result of a decrease in accounts receivable and inventories partially offset by a decrease in accounts payable.

Net cash provided by operating activities was $31.5 million for the six months ended June 30, 1999 as compared to cash used by operating activities of $25.0 million in the comparable prior period. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable and inventories partially offset by a reduction in the Company's earnings for the period. Net cash provided by investing activities for the six months ended June 30, 1999 was nominally positive as compared to cash used by investing activities of $51.5 million in the comparable prior period. The change between periods is primarily comprised of a reduction in the amounts of cash expended for acquisition activities and capital expenditures, as well as, an increase in funds provided by the Company's contract financing activity during the six months ended June 30, 1999. The net cash used by financing activities for the six months ended June 30, 1999 was primarily the result of payments on the Company's line of credit partially offset by proceeds from the exercise of stock options. The net cash provided by financing activities for the six months ended June 30, 1998 was primarily due to the issuance of the Bonds discussed below and proceeds from the exercise of stock options.

On July 27, 1999, the Company closed on the Restated Facility with its senior lenders. The Restated Facility provides the Company, based upon a newly-instituted borrowing base calculation, with a maximum borrowing capacity of up to $175 million, a reduction from the prior maximum of $230 million. Interest rates under the Restated Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios which is approximately 112.5 basis points higher than the interest rates under the previous facility. See Note 5 to the Consolidated Financial Statements and
Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On March 11, 1998, the Company completed the sale of zero-coupon, subordinated, convertible notes (the "Bonds") with an aggregate principal amount at maturity of $380.0 million ($1,000 face value per Bond). The Bonds are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per bond. The placement of the Bonds resulted in gross proceeds to the Company of approximately $172 million. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. The Bonds are subordinated to all existing and future Senior Indebtedness (as defined in the Bond's indenture) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries.

Through 1998 the Company generated a 5-year compounded annual growth rate in revenue and net income in excess of 60% and 80% respectively. In order to fund the working capital necessary for this level of growth, the Company successfully raised during this five year period over $500 million of capital through the end of 1998 using a combination of both debt and equity instruments. The Company believes that to maintain growth in the future, it could be necessary to raise additional capital while maintaining appropriate leverage ratios.

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

YEAR 2000 UPDATE (CONTINUED)

The Assessment phase began in September 1998 and has been completed. This phase includes certain procedures with respect to existing Systems and with respect to the Year 2000 readiness of significant suppliers and customers. With respect to existing Systems, this phase is complete and included: (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by the vendors of significant Systems, (iii) determination of the extent to which remediation will be required to ensure Year 2000 readiness and (iv) development of contingency plans to the extent considered necessary. With respect to significant suppliers and customers, this phase is complete and includes contacting significant suppliers and customers, either directly or through the use of a questionnaire and follow-up correspondence in order to understand their state of Year 2000 readiness and assessment of assertions made by these significant suppliers and customers. The Company's assessment identified certain systems that were not currently Year 2000 compliant and these systems entered the remediation phase. The procedures performed during the Assessment phase are continuing to be performed with respect to new Systems. In addition, the Company will continue to monitor the Year 2000 compliance status of its significant suppliers and customers.

The Remediation phase began concurrently with the Assessment phase and has been completed with respect to items identified as non-compliant in the Assessment phase. The activities undertaken during this phase included: (i) repairing, replacing or reprogramming all significant Systems that were not Year 2000 compliant; (ii) validation and testing of remediated Systems; and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers or suppliers that came to our attention.

To date, none of the Company's other information technology projects or initiatives have been significantly delayed or materially affected due to the implementation of the Project.

COSTS

The Company utilized primarily internal resources to carry out the Project. Costs incurred to complete the Project were expensed in the period incurred and were not material to the Company's results of operations, financial position or cash flows in the period.

RISKS AND CONTINGENCIES

The Company believes that the Project met its Year 2000 objectives in a timely manner and has developed contingency plans as a result of this Project. However, notwithstanding work performed in the Assessment phase, the ability of suppliers and customers with which the Company interacts to timely convert their systems to be Year 2000 compliant is uncertain and outside of the control of the Company. The Company conducts operations in various countries worldwide which may not be Year 2000 compliant because of many factors, including, but not limited to, lack of resources and lack of attention to the Year 2000 issue. Disruptions in the economy generally, including, but not limited to, the disruption or failure of the infrastructure, resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

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

The Company's contingency plans will be continually updated as new information becomes available regarding the progress of vendors, suppliers and customers on their Year 2000 projects. The Company intends to continue evaluating its contingency plans to ensure completeness and effectiveness. There can be no assurance that third parties on which the Company relies will succeed in their Year 2000 compliance efforts or that failure by a third party would not have a material adverse effect on the Company's results of operations or financial condition.

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

The Company is exposed to changes in interest rates on its variable interest rate revolving line of credit. A 10% increase in short-term borrowing rates during the first six months of 1999 would have resulted in a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at June 30, 1999.

A substantial majority of the Company's revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows, and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have materially impacted the Company's results of operations for the six months ended June 30, 1999. The same adverse change in exchange rates would result in a $4 million increase in the fair value of the Company's cash flow and net investment hedges open at June 30, 1999. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in revenue levels or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

Brightpoint and four executive officers, two of which are also directors of the Company, have been named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana entitled Sakhrani et al. v. Brightpoint, Inc., et al., Cause No. IP 99-0870-C-H/G; Clark et al. v. Brightpoint, Inc., et al., Cause No. IP 99-0943-C-H/G; Sendermair et al. v. Brightpoint, Inc., et al., Cause No. IP 99-1138-C-H/G; and, Desrosiers, et al. v. Brightpoint, Inc., et al., Cause No. IP 99-1157-C-H/G. These actions purport to assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the current and future financial condition and business prospects of the Company. The cases involve a purported class of purchasers of Brightpoint stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend these actions. The actions are at an early stage; defandants' responses are not yet due and motions to consolidate the cases are pending.

Item 4.        Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on May 18, 1999 to elect three (3) Class II directors, to amend the 1994 Stock Option Plan and to adopt the Brightpoint, Inc. 1999 Employee Stock Purchase Plan.

The three (3) Class II directors are to hold office until the Annual Meeting of Stockholders to be held in 2002 and until their respective successors have been duly elected and qualified. The results of the vote to elect the three (3) Class II directors were as follows:

               Robert J. Laikin received 49,589,644 votes for and 707,778 votes withheld, Robert F. Wagner received 49,590,018 votes for and 707,404 votes withheld and Rollin M. Dick received 49,590,018 votes for and 707,404 votes withheld.

The amendment of the Company's 1994 Stock Option Plan was to increase the number of shares of common stock reserved from 8,200,000 to 10,500,000. The results of the vote to increase the common stock reserved were as follows:

               The Amendment received 12,859,327 votes for, 11,445,199 votes against, 148,661 votes abstained and 25,844,235 broker non-votes.

The purpose of the adoption of the Company's 1999 Employee Stock Purchase Plan was to adopt, approve and reserve 2,000,000 shares of common stock for the plan. The results of the vote were as follows:

               The Amendment received 22,088,595 votes for, 2,242,252 votes against, 122,340 votes abstained and 25,844,235 broker non-votes.

Item 6.        Exhibits and Reports on Form 8-K

(a)      Exhibits

           The list of exhibits is hereby incorporated by reference to the
           Exhibit Index on page 30 of this report.

    (b)  Reports on Form 8-K

         On June 11, 1999 the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, the press release announcing that a complaint for a class action alleging violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 has been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Brightpoint, Inc.
                                               -----------------
                                                  (Registrant)



Date     August 16, 1999                       /s/ Phillip A. Bounsall
    -----------------------------              -------------------------------

                                               Phillip A. Bounsall
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Principal Financial Officer)



Date     August 16, 1999                       /s/ John P. Delaney
    -----------------------------              -------------------------------

                                               John P. Delaney
                                               Vice President, Corporate
                                               Controller (Chief
                                               Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                        Description
----------                         -----------


(10.1)   Fourth Amendment to Multicurrency Agreement dated May 13, 1998

(10.2) Second Amended and Restated Multicurrency Credit Agreement dated May 13, 1998 and amended and restated as of July 27, 1999

(10.3) Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999

(10.4) Amended and Restated Agreement between the Company and J. Mark Howell dated July 1, 1999

(10.5) Amended and Restated Agreement between the Company and Phillip A. Bounsall dated July 1, 1999

(10.6) Amended and Restated Agreement between the Company and Steven E. Fivel dated July 1, 1999

(11)     Statement Re: Computation of Earnings Per Share

(27)     Financial Data Schedule for the Six Months ended June 30, 1999

(99)     Cautionary Statements