Form 10-Q
period 1999-09-30
BRIGHTPOINT INC
filed 1999-11-12
CIK 918946

                                 UNITED STATES`
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from:            to
                                ----------     ---------

Commission file number:        0-23494
                           ---------------

                               BRIGHTPOINT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                         35-1778566
------------------------------------------------------------           -----------------------------------
State or other jurisdiction of incorporation or organization          (I.R.S. Employer Identification No.)


         6402 Corporate Drive, Indianapolis, Indiana                                46278
         -------------------------------------------                               --------
          (Address of principal executive offices)                                (Zip Code)

                                 (317) 297-6100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      [X] Yes [ ] No


         Number of shares of common stock outstanding at November 10, 1999:
53,381,760 shares

                               BRIGHTPOINT, INC.
                                     INDEX

                                                                        Page No.
                                                                        -------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1998 and 1999....3


         Consolidated Balance Sheets
                  December 31, 1998 and September 30, 1999...................4


         Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1999..............5

         Notes to Consolidated Financial Statements..........................6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............15

         ITEM 3

         Quantitative and Qualitative Disclosures
                  About Market Risk.........................................26


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings..................................................27

         ITEM 2

         Changes in Securities..............................................27

         ITEM 6

         Exhibits...........................................................27

Signatures..................................................................28

                               BRIGHTPOINT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             Three Months Ended           Nine Months Ended
                                                                September 30                September 30
                                                             1998          1999           1998            1999
                                                         ----------     -----------    -----------    -----------
Revenue                                                  $   445,772    $   469,758    $ 1,118,918    $ 1,256,466
Cost of revenue                                              407,698        435,096      1,020,262      1,172,672
                                                         -----------    -----------    -----------    -----------

Gross profit                                                  38,074         34,662         98,656         83,794

Selling, general and administrative expenses                  21,577         26,175         50,835         89,446
Restructuring and other charges                                   --            192             --         65,709
                                                         -----------    -----------    -----------    -----------

Income (loss) from operations                                 16,497          8,295         47,821        (71,361)

Net investment gain                                               --             --            572             --
Interest expense                                               3,110          3,084          9,549         10,184
                                                         -----------    -----------    -----------    -----------

Income (loss) before income taxes, minority interest
    and accounting change                                     13,387          5,211         38,844        (81,545)
Income taxes                                                   4,016          2,413         11,653          7,416
                                                         -----------    -----------    -----------    -----------

Income (loss) before minority interest and
    accounting change                                          9,371          2,798         27,191        (88,961)
Minority interest                                                (47)           (20)          (128)           (53)
                                                         -----------    -----------    -----------    -----------

Income (loss) before accounting change                         9,418          2,818         27,319        (88,908)
Cumulative effect of accounting change, net of tax                --             --             --        (14,065)
                                                         -----------    -----------    -----------    -----------

Net income (loss)                                        $     9,418    $     2,818    $    27,319    $  (102,973)
                                                         ===========    ===========    ===========    ===========

Basic per share:
    Income (loss) before accounting change               $      0.18    $      0.05    $      0.53    $     (1.67)
    Cumulative effect of accounting change, net of tax            --             --             --          (0.26)
                                                         -----------    -----------    -----------    -----------
    Net income (loss)                                    $      0.18    $      0.05    $      0.53    $     (1.93)
                                                         ===========    ===========    ===========    ===========

Diluted per share:
    Income (loss) before accounting change               $      0.18    $      0.05    $      0.51    $     (1.67)
    Cumulative effect of accounting change, net of tax            --             --             --          (0.26)
                                                         -----------    -----------    -----------    -----------
    Net income (loss)                                    $      0.18    $      0.05    $      0.51    $     (1.93)
                                                         ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                                     52,232         53,344         51,811         53,233
                                                         ===========    ===========    ===========    ===========
    Diluted                                                   53,268         53,446         53,427         53,233
                                                         ===========    ===========    ===========    ===========

See accompanying notes

                               BRIGHTPOINT, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                        December 31, 1998   September 30, 1999
                                                        -----------------   ------------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $  49,528            $  47,333
  Accounts receivable (less allowance for doubtful
    accounts of $6,045 in 1998 and $6,385 in 1999)            278,947              222,445
  Inventories                                                 156,333              136,459
  Other current assets                                         64,417               43,781
                                                            ---------            ---------
Total current assets                                          549,225              450,018

Property and equipment                                         48,270               36,733
Goodwill and other intangibles                                 83,467               58,977
Other assets                                                   33,488                9,935
                                                            ---------            ---------

Total assets                                                $ 714,450            $ 555,663
                                                            =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                     $ 188,176            $ 196,654
                                                            ---------            ---------
Total current liabilities                                     188,176              196,654
                                                            ---------            ---------

Long-term debt:
    Line of credit                                            109,020               42,667
    Convertible notes                                         177,686              183,038
                                                            ---------            ---------
Total long-term debt                                          286,706              225,705
                                                            ---------            ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                    --                   --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 52,821 and 53,351 issued and
    outstanding in 1998 and 1999, respectively                    528                  534
  Additional paid-in capital                                  184,366              189,714
  Retained earnings (deficit)                                  63,067              (39,906)
  Accumulated other comprehensive loss                         (8,393)             (17,038)
                                                            ---------            ---------
Total stockholders' equity                                    239,568              133,304
                                                            ---------            ---------
Total liabilities and stockholders' equity                  $ 714,450            $ 555,663
                                                            =========            =========

See accompanying notes

                               BRIGHTPOINT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Nine Months Ended September 30
                                                                       ------------------------------
                                                                              1998          1999
                                                                       ----------------- ------------
OPERATING ACTIVITIES
Net income (loss)                                                           $  27,319    $(102,973)
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Depreciation and amortization                                          6,864       10,913
         Amortization of debt discount                                          3,832        5,352
         Cumulative effect of accounting change, net of tax                        --       14,065
         Net investment gain                                                     (572)          --
         Restructuring and other charges                                           --       85,611
         Minority interest and deferred taxes                                    (175)         (53)
         Changes in operating assets and liabilities, net of
          effects from acquisitions:
              Accounts receivable                                             (13,095)      27,577
              Inventories                                                     (50,830)      11,166
              Other current assets                                             (8,505)      (2,374)
              Accounts payable and accrued expenses                            (2,411)      10,981
                                                                            ---------    ---------
Net cash provided (used) by operating activities                              (37,573)      60,265

INVESTING ACTIVITIES
Capital expenditures                                                          (23,907)      (7,827)
Sale of marketable securities, net of transaction costs                         3,263           --
Purchase acquisitions, net of cash acquired                                   (35,894)      (5,411)
Decrease in funded contract financing receivables                               3,655       12,351
Decrease (increase) in other assets                                           (11,969)         552
                                                                            ---------    ---------
Net cash used by investing activities                                         (64,852)        (335)

FINANCING ACTIVITIES
Net payments on revolving credit facility                                     (43,816)     (66,353)
Proceeds from issuance of convertible notes                                   166,088           --
Proceeds and tax benefits from exercise of stock options
     warrants                                                                  15,253        5,115
                                                                            ---------    ---------
Net cash provided (used) by financing activities                              137,525      (61,238)

Effect of exchange rate changes on cash and cash
     equivalents                                                                (837)        (887)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                           34,263       (2,195)
Cash and cash equivalents at beginning of period                                2,941       49,528
                                                                            ---------    ---------

Cash and cash equivalents at end of period                                  $  37,204    $  47,333
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

The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations for the three and nine months ended September 30, 1999 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of shares of common stock issuable upon the exercise of outstanding stock options and stock warrants and the conversion of convertible notes. For the three-month period ended September 30, 1999, the Company's dilutive common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options and stock warrants. For the nine-month period ended September 30, 1999, none of the Company's stock options and stock warrants were dilutive due to the Company's net loss. The convertible notes were not dilutive for the three and nine-month periods ended September 30, 1998 and 1999.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

1. Basis of Presentation (continued)

COMPREHENSIVE INCOME (LOSS)

In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), the Company is required to report Comprehensive Income which is comprised of net income and other comprehensive income. The statement requires unrealized gains or losses on the Company's available-for-sale securities, unrealized gains or losses on derivative financial instruments and currency translations of foreign investments, which prior to adoption were reported separately in stockholders' equity, to be included as components of "other comprehensive income (loss)." During the three months ended September 30, 1998 and 1999, comprehensive income
(loss) totaled $9,672,000 and $546,000, respectively and during the nine months ended September 30, 1998 and 1999 totaled $26,060,000 and ($111,617,000), respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). On July 1, 1998, the Company adopted SFAS No. 133 and such adoption did not have a material impact on the Company's results of operations or stockholders' equity.

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

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the statement of operations by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income (loss). For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account, which is also included in other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The impact of ineffective hedges is recognized in results of operations in the periods in which the hedges are deemed to be ineffective.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2. Restructuring and Other Charges

During the second quarter of 1999, the Company began implementing a broad restructuring plan (the Restructuring Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and improving the Company's cost structure. The Restructuring Plan was approved by the Company's Board of Directors on June 30, 1999 and included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; downsizing of selected operating subsidiaries and cost reduction initiatives in its regional and corporate operations. In total, the Restructuring Plan resulted in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's foreign operating divisions.

As a result of the Restructuring Plan, the Company recorded restructuring and other charges of approximately $85.0 million during the three months ended June 30, 1999. During the three months ended September 30, 1999, adjustments totaling approximately $0.6 million were made to the restructuring and other charges to adjust previous estimates to their current values and to record additional amounts incurred in the quarter. As of September 30, 1999, these charges were comprised of approximately $80.0 million in non-cash asset impairments and write-offs and $5.6 million in costs that have been or will be paid in cash. The non-cash asset impairments and write-offs for the nine months ended September 30, 1999 (displayed below) primarily represent losses incurred to write down certain assets of operations affected by the Restructuring Plan to their net realizable values (either in liquidation or abandonment depending on the provisions of the Restructuring Plan).

                            DESCRIPTION OF CHARGE                         AMOUNT
                            ---------------------                     ------------
                                                                      (in millions)
NON-CASH CHARGES:
Impairment of goodwill and investments in joint operations            $       39.9
Impairment of accounts receivable and inventories of
   exited operations or activities                                            15.4
Impairment of fixed assets                                                     7.3
Impairment of income tax assets                                                4.5
Expected loss on disposal of operations held for sale                          3.6
Write-off of cumulative foreign currency translation adjustments               1.7
Other losses and impairments resulting from activities exited                  7.6
                                                                      ------------
     Total non-cash charges                                                   80.0
                                                                      ------------
CASH CHARGES:
Employee termination costs                                                     2.8
Lease termination costs                                                        1.3
Other exit costs                                                               1.5
                                                                      ------------
     Total cash charges                                                        5.6
                                                                      ------------
Total restructuring and other charges                                 $       85.6
                                                                      ============

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2. Restructuring and Other Charges (continued)

The aforementioned charges have been recorded within the following captions in the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (in millions):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1999           SEPTEMBER 30, 1999
                                                      ------------------           ------------------
Cost of revenue                                              $ 1.2                        $ 8.6
Selling, general and administrative expenses                  (0.8)                         6.8
Restructuring and other charges                                0.2                         65.7
Income taxes                                                    --                          4.5
                                                             -----                        -----
                                                             $ 0.6                        $85.6
                                                             =====                        =====

The Company has completed a majority of the actions called for by the Restructuring Plan as of September 30, 1999 and expects to substantially complete all of the actions required by the Restructuring Plan prior to December 31, 1999. The Company had restructuring reserves of approximately $3.9 million and $1.4 million at June 30, 1999 and September 30, 1999, respectively which related to unpaid employee termination, lease termination and other exit costs. During the three months ended September 30, 1999 the Company made cash payments of approximately $2.5 million in settlement of previously accrued costs and there were no other significant adjustments to these reserves. As a result of the actions taken under the Restructuring Plan the Company had approximately $17.6 million in assets held for disposal as of September 30, 1999 which are classified in the Consolidated Balance Sheet under the caption "Other current assets."

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

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4. Acquisitions and Divestitures

During the nine months ended September 30, 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services to the wireless communications industry in Brazil. This transaction was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and contingent consideration of up to $20.5 million in cash based upon the future operating results of the Company's Brazilian operations over the next five years. The resulting goodwill of approximately $4.9 million is being amortized over 30 years. In addition, the Company completed the sale of Wavetech Network Services Limited, a subsidiary of Wavetech Limited in the United Kingdom. The Company had previously accounted for the estimated loss on the sale of this business as a part of the purchase price in its 1998 acquisition of Wavetech Limited. The impact of the ultimate divestiture of this business did not result in a material adjustment to the goodwill originally recorded.

During the nine months ended September 30, 1998, the Company made acquisitions of businesses located in Brazil, the United Kingdom, the Netherlands, Germany, Poland, the United States, Taiwan, France, Mexico and New Zealand. Each of these transactions was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of each business from the effective date of its acquisition. The aggregate purchase price for these businesses consisted of 398,008 unregistered shares of the Company's common stock (valued at $5.1 million), $37.6 million in cash, the assumption of certain liabilities and contingent consideration of up to $10.7 million in cash and $15 million in common stock based upon future operating results of the applicable business during the two years following the acquisition and, to the extent earned, would generally be paid soon thereafter.

The impact of the Company's acquisitions was not material in relation to the Company's results of operations for the year ended December 31, 1998 and the nine months ended September 30, 1998 and 1999. Consequently, pro forma information is not presented.

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5. Long-term Debt

On June 24, 1997, the Company entered into a $200 million five-year senior secured revolving line of credit facility with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). On May 13, 1998, the Company and the Banks amended and restated this agreement resulting in a $230 million facility with substantially the same terms. On July 27, 1999, the Company and the Banks further amended and restated this agreement resulting in an overall reduction in the facility to $175 million (Restated Facility). The Restated Facility matures in June 2002 and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50% or (ii) the rate at which deposits in United States Dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled.

At September 30, 1999 there was approximately $42.7 million outstanding under the line of credit, all of which was denominated in foreign currencies, at interest rates ranging from 5.3% to 7.7% (a weighted average rate of 6.0%). In addition there was an aggregate of $18.3 million in letters of credit issued.

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

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Bonds) with an aggregate face value of $380 million ($1,000 per Bond) and a yield to maturity of 4.00%. The Bonds are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Bonds were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Bonds resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Bond) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At September 30, 1999, the Bonds had an accreted value of $183 million.

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

6. Net Investment Gain

During the first quarter of 1998, the Company realized a gain on the sale of a marketable equity security, representing income of a non-recurring nature. The net gain after related transaction costs was approximately $0.6 million. Excluding the impact of the net investment gain and related income taxes, net income for the nine months ended September 30, 1998 would have been $27.0 million or $0.50 per diluted share.

7. Foreign Currency Devaluation

On January 13, 1999, the Brazilian government allowed the value of its currency, the Real, to float freely against other currencies. Between that date and September 30, 1999, the Real's exchange rate to the U.S. Dollar has declined significantly. During the first nine months of 1999, the average exchange rate for the Real was approximately 36% lower than the average exchange rate in the first nine months of 1998. As nearly all the Company's transactions in Brazil are Real-denominated, translating the results of operations of the Company's Brazilian subsidiary into U.S. Dollars at devalued exchange rates resulted in a lower contribution to consolidated revenues and operating income. Based on the Real exchange rate to the U.S. Dollar on September 30, 1999, the Company's currency translation of the foreign investment in its Brazilian subsidiary from the Real (functional currency) to the U.S. Dollar resulted in a devaluation of approximately $6.4 million. Currency translation adjustments resulting from translating assets and liabilities from the functional currency to the U.S. Dollar are included as a component of other comprehensive loss in stockholders' equity.

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

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, the Company's Restructuring Plan resulted in significant charges, which materially affected certain operating segments. A summary of the Company's operations by segment with and without the restructuring charges is presented below (in thousands):

                                                1998                                       1999
                                 ------------------------------    ----------------------------------------------------
                                  REVENUES FROM                     REVENUES FROM
                                     EXTERNAL      INCOME FROM        EXTERNAL       INCOME (LOSS)     INCOME (LOSS)
                                    CUSTOMERS       OPERATIONS       CUSTOMERS      FROM OPERATIONS   FROM OPERATIONS
                                 --------------- --------------    --------------- ----------------- ------------------
                                                                                     (including         (excluding
                                                                                    restructuring      restructuring
                                                                                       costs)             costs)
THREE MONTHS ENDED
  SEPTEMBER 30:
Asia-Pacific                       $   144,978     $     6,155       $   115,092      $     3,951       $     3,510
North America                          112,698           3,710           191,904            3,778             3,778
Europe, Middle East and Africa         129,955           3,472            97,335              490             1,535
Latin America                           58,141           3,160            65,427               76               131
                                   -----------     -----------       -----------      -----------       -----------
                                   $   445,772     $    16,497       $   469,758      $     8,295       $     8,954
                                   ===========     ===========       ===========      ===========       ===========

NINE MONTHS ENDED
  SEPTEMBER 30:
Asia-Pacific                       $   382,029     $    16,071       $   316,622      $   (35,736)      $        29
North America                          278,521          12,045           513,135           12,448            12,448
Europe, Middle East and Africa         331,888          11,785           254,382          (45,283)           (3,402)
Latin America                          126,480           7,920           172,327           (2,790)              698
                                   -----------     -----------       -----------      -----------       -----------
                                   $ 1,118,918     $    47,821       $ 1,256,466      $   (71,361)      $     9,773
                                   ===========     ===========       ===========      ===========       ===========

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

8. Operating Segments (continued)

                               DECEMBER 31, SEPTEMBER 30,
TOTAL SEGMENT ASSETS:              1998         1999
                               ------------ -------------
Asia-Pacific                     $161,449      $ 90,697
North America                     247,687       294,574
Europe, Middle East and Africa    197,386        97,543
Latin America                     107,928        72,849
                                 --------      --------
                                 $714,450      $555,663
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

During the second and third quarters of 1999 the Company implemented a broad restructuring plan (the Restructuring Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and improving the Company's cost structure. The Restructuring Plan included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; downsizing of selected operating subsidiaries and cost reduction initiatives in its regional and corporate operations. In total, the Restructuring Plan resulted in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's foreign operating divisions.

As a result of the Restructuring Plan, the Company recorded restructuring and other charges of approximately $85.0 million during the three months ended June 30, 1999. During the three months ended September 30, 1999, adjustments totaling approximately $0.6 million were made to these charges to adjust previous estimates to their current values and to record additional amounts incurred during the quarter. As of September 30, 1999 these restructuring and other charges were comprised of approximately $80.0 million in non-cash asset impairments and write-offs and $5.6 million in employee termination, lease termination and other exit costs that have been or will be paid in cash. The non-cash asset impairments and write-offs primarily represent losses incurred to write down certain assets of operations affected by the Restructuring Plan to their net realizable values. These assets include goodwill, investments in joint operations, accounts receivable, inventories, fixed assets, and other assets that relate to activities or operations being eliminated, downsized or terminated.

The Company has completed a majority of the actions called for by the Restructuring Plan as of September 30, 1999 and expects to complete substantially all of the actions required by the Restructuring Plan prior to December 31, 1999. The Company had restructuring reserves of approximately $3.9 million and $1.4 million at June 30, 1999 and September 30, 1999, respectively, which related to unpaid employee termination, lease termination and other exit costs. During the three months ended September 30, 1999 the Company made cash payments of approximately $2.5 million in settlement of previously accrued costs and there were no other significant adjustments to these reserves.

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

As previously noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company will be relocating its North American operations located in Indianapolis from four existing leased facilities to a newly constructed 495,000 square foot leased facility located in Plainfield, Indiana in early 2000. The Company had entered into an agreement whereby it would settle the remaining lease payments and eliminate any further lease obligation related to its primary Indianapolis location. This agreement was subsequently terminated by the Company and the lessor. Consequently, the Company is evaluating alternative uses for its existing facilities through the end of the related lease commitments. The financial impact of this facility consolidation is not reasonably estimable at this time.

RESULTS OF OPERATIONS

Because of the significance of the Restructuring Plan discussed above, results of operations have been delineated between results from recurring operations and results from non-recurring operations. Additionally, the impacts of (i) the non-recurring charges recorded in the second and third quarters of 1999, (ii) the cumulative effect of a change in accounting principle recorded in the first quarter of 1999 and (iii) a net investment gain recognized in the first quarter of 1998 are treated as "Non-recurring Charges and Other Items" and not considered a part of recurring or non-recurring operations for the purposes of this discussion.

As a result of the Restructuring Plan, the Company has eliminated, or is in the process of eliminating, certain operations in Argentina, Poland, Taiwan and the United Kingdom and has terminated its two joint operations in China (these joint operations were replaced by new joint operations beginning in the third quarter of 1999). Recurring operations include all operations except those that have been eliminated or terminated and non-recurring operations are those operations that have been terminated or will be terminated pursuant to the Restructuring Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS

Revenue

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Revenue                             $ 339,085    $ 459,600          36%       $ 863,146  $ 1,144,042          33%
                                    ---------    ---------    --------        ---------  -----------    --------

Revenue from recurring operations in the quarter ended September 30, 1999 increased 36%, compared to revenue generated by recurring operations in the third quarter of 1998. For the nine months ended September 30, 1999, revenue from recurring operations increased 33% from the same period in the prior year. The increase was primarily due to continued strong demand for the Company's services and for wireless handsets and accessories worldwide.

Revenue from Recurring Operations by Division:

                                Three Months Ended September 30                      Nine Months Ended September 30
                    ---------------------------------------------------   ---------------------------------------------------
                              1998                       1999                       1998                      1999
                    ------------------------   ------------------------   ------------------------   ------------------------
Asia-Pacific        $  103,819           31%   $  109,474           24%   $  310,469           36%   $  230,552           20%


Europe, Middle
  East and Africa       64,427           19%       92,795           20%      147,675           17%      228,028           20%

North America          112,698           33%      191,904           42%      278,521           32%      513,135           45%

Latin America           58,141           17%       65,427           14%      126,481           15%      172,327           15%
                    ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

        Total       $  339,085          100%   $  459,600          100%   $  863,146          100%   $1,144,042          100%
                    ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

For the three and nine months ended September 30, 1999 the Company experienced revenue growth from recurring operations in its North America, Latin America and Europe, Middle East and Africa divisions primarily resulting from strong worldwide demand for the Company's products and services. Revenue in the Asia-Pacific division increased slightly for the three months ended September 30, 1999 when compared to the third quarter of 1998, however its revenue for the nine months ended September 30, 1999 declined when compared to the same period of the prior year because much of the China market was being served out of the Company's Hong Kong operation (classified as recurring) for most of 1998, whereas from January through June of 1999, the China market was being served from the Company's joint operations in China (classified as non-recurring due to the termination of these operations). As stated previously, the Company commenced new joint operations in China during the third quarter which have been included in recurring operations and which replace those operations that were terminated pursuant to the Restructuring Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Revenue from Recurring Operations by Service Line:

                                      Three Months Ended September 30                     Nine Months Ended September 30
                          ---------------------------------------------------  ---------------------------------------------------
                                   1998                       1999                      1998                      1999
                          ------------------------   ------------------------  ------------------------   ------------------------
Wireless handset sales    $  267,506            79%   $  342,897          75%  $  688,172            80%   $  844,301          74%
Wireless accessory sales      30,382             9%       66,068          14%      77,295             9%      170,544          15%
Integrated logistics
  services                    41,197            12%       50,635          11%      97,679            11%      129,197          11%
                          ----------    ----------    ----------  ----------   ----------    ----------    ----------  ----------
                          $  339,085           100%   $  459,600         100%  $  863,146           100%   $1,144,042         100%
                          ==========    ==========    ==========  ==========   ==========    ==========    ==========  ==========

Revenue from recurring operations for the three and nine months ended September 30, 1999 as compared to the same period in 1998 includes a greater proportion of revenues from wireless accessories sales and integrated logistics services as the Company continues to develop and grow its service offerings and acquire new customers in these areas.

Gross Profit

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Gross profit                        $  30,107    $  34,437          14%       $  81,896  $    90,197          10%
Gross margin                              8.9%         7.5%                         9.5%         7.9%

Gross profit from recurring operations for the three and nine months ended September 30, 1999 increased over the same period in 1998 due to the increases in revenue, however, gross margins were lower due to continued pressure on handset margins and increased costs of revenue across all service lines (in total and as a percent of revenue). For integrated logistics services this increase in cost of revenue is due, in part, to the addition of infrastructure to serve logistics customers who have recently engaged the Company. While many of the costs associated with these contracts are being incurred, the revenue streams are not yet fully developed. In addition, the proportion of services provided which relate to prepaid programs has grown in relation to other integrated logistics services. Services related to prepaid programs generally produce lower gross margins than other integrated logistic services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Selling, general and
   administrative expenses          $  16,183    $  25,465          57%       $  40,014  $    70,076         75%
As a percent of revenue                   4.8%         5.5%                         4.6%         6.1%

Selling, general and administrative expenses related to recurring operations for the three and nine months ended September 30, 1999 as compared to the same periods in the prior year reflect the increased cost of serving current and anticipated integrated logistics services customers and the increased levels of business activity. In addition, bad debt expense was greater than in prior quarters due, in part, to the general economic climate in Brazil and the devaluation of the Real.

Income from Operations

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Income from operations              $  13,924     $  8,972         (36%)      $  41,882  $    20,121         (52%)
As a percent of revenue                   4.1%         2.0%                         4.9%         1.8%

The decrease in income from operations and operating margin (income from operations, as a percent of revenue) from recurring operations for the three and nine months ended September 30, 1999 compared to the same period in 1998 resulted primarily from the decrease in gross margin and from the increase in selling, general and administrative expenses as a percent of revenue, both of which are discussed above.

Net Income from Recurring Operations

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Net income                          $   8,229    $   3,619        (56%)       $ 24,383   $     6,483       (73%)
Net income per share (diluted)      $    0.15    $    0.07        (53%)       $   0.46   $      0.12       (74%)
Weighted average shares outstanding
   (diluted)                           53,268       53,446                      53,427        53,681

The decrease in net income from recurring operations for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 resulted primarily from the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)

NON-RECURRING OPERATIONS

Revenue

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Revenue                             $ 106,687    $  10,158         (90%)      $ 255,772  $   112,424         (56%)

Revenue from non-recurring operations decreased for the three and nine months ended September 30, 1999 as compared to the same periods in the prior year primarily as a result of the activities completed pursuant to the Restructuring Plan and the discontinuation of the Company's trading activities in the fourth quarter of 1998.

Gross Profit

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Gross profit                        $   7,967    $   1,448         (82%)      $  16,760  $     2,218         (87%)
Gross margin                              7.5%        14.3%                         6.6%         2.0%

Gross profit from non-recurring operations for the three and nine months ended September 30, 1999 decreased over the same period in 1998 due primarily to the decrease in revenues discussed above. Gross margins from non-recurring operations in the third quarter of 1999 were abnormally high due to the liquidation of inventory at prices above previously-estimated net realizable values.

Selling, General and Administrative Expenses

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Selling, general and
   administrative expenses          $   5,394    $   1,466         (73%)      $  10,821  $    12,565          16%

Selling, general and administrative expenses incurred in non-recurring operations decreased for the three months ended September 30, 1999 as compared to the same period in the prior year primarily as a result of the activities completed pursuant to the Restructuring Plan. Selling, general and administrative expenses incurred in non-recurring operations increased for the nine months ended September 30, 1999 as compared to the same period in the prior year reflecting the increased cost of serving anticipated integrated logistics services customers and building infrastructure for growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NON-RECURRING OPERATIONS (CONTINUED)

Net Income (Loss) from Non-Recurring Operations

                                       Three Months Ended September 30          Nine Months Ended September 30
                                    -----------------------------------       ----------------------------------
                                      1998          1999       Change            1998       1999         Change
                                    ---------    ---------    --------        ---------  -----------    --------
Net income (loss)                   $   1,189    $    (142)       (112%)      $   2,593  $    (9,759)       (476%)
Net income (loss) per
   share (diluted)                  $    0.02    $    0.00        (100%)      $    0.05  $     (0.18)       (460%)
Weighted average shares
   outstanding (diluted)               53,268       53,344                       53,427       53,233

The net losses generated by non-recurring operations for the three and nine months ended September 30, 1999 were due to declining revenues, as well as increases in selling, general and administrative costs as a percent of sales.

NON-RECURRING CHARGES AND OTHER ITEMS

In the first quarter of 1998, the Company realized a net gain on the sale of marketable equity securities, representing income of a non-recurring nature of $572,000 ($343,000 after applicable taxes).

As discussed above the Company recorded in the first quarter of 1999 a cumulative effect adjustment for a change in accounting principle. The adjustment of $14.1 million ($0.26 per diluted share) is shown net of applicable taxes.

As also discussed above, the Company recorded non-recurring charges in the second quarter of 1999 of approximately $85.0 million resulting from actions taken in accordance with the Restructuring Plan. During the third quarter of 1999, adjustments totaling $0.6 million were recorded as additional non-recurring charges to adjust previous estimates to their current values and to record additional amounts incurred in the quarter. The aforementioned charges (see Note 2 to the Consolidated Financial Statements) have been classified within the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 as follows (in millions):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1999           SEPTEMBER 30, 1999
                                                      ------------------           ------------------
Cost of revenue                                              $  1.2                       $  8.6
Selling, general and administrative expenses                   (0.8)                         6.8
Restructuring and other charges                                 0.2                         65.7
Income taxes                                                     --                          4.5
                                                             ------                       ------
                                                             $  0.6                       $ 85.6
                                                             ======                       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES

                                                             December 31, 1998   September 30, 1999
                                                             -----------------   ------------------
Cash and cash equivalents                                       $   49,528           $   47,333
Working capital                                                 $  361,049           $  253,364
Current ratio                                                     2.92 : 1             2.29 : 1

Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital of $107.7 million during the nine months ended September 30, 1999 was primarily the result of a decrease in accounts receivable and inventories, as well as an increase in accounts payable.

Net cash provided by operating activities was $60.3 million for the nine months ended September 30, 1999 as compared to cash used by operating activities of $37.6 million in the comparable prior period. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable and inventories, as well as, an increase in accounts payable partially offset by a reduction in the Company's earnings for the period. Net cash used by investing activities for the nine months ended September 30, 1999 was $0.3 million as compared to $64.9 million in the comparable prior period. The change between periods is primarily comprised of a reduction in the amounts of cash expended for acquisition activities, capital expenditures and other long-term investments, as well as an increase in funds provided by the Company's contract financing activity during the nine months ended September 30, 1999. The net cash used by financing activities for the nine months ended September 30, 1999 was primarily the result of payments on the Company's line of credit partially offset by proceeds from the exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 1998 was primarily due to the issuance of the Bonds discussed below and proceeds from the exercise of stock options.

On July 27, 1999, the Company closed on the Restated Facility with its senior lenders. The Restated Facility provides the Company, based upon a newly-instituted borrowing base calculation, with a maximum borrowing capacity of up to $175 million, a reduction from the prior maximum of $230 million. Interest rates under the Restated Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios which is approximately 112.5 basis points higher than the interest rates under the previous facility. See Note 5 to the Consolidated Financial Statements.

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

The Company is exposed to changes in interest rates on its variable interest rate revolving line of credit. A 10% increase in short-term borrowing rates during the first nine months of 1999 would have resulted in a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at September 30, 1999.

A majority of the Company's revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows, and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a material negative impact on the Company's results of operations for the nine months ended September 30, 1999. The same adverse change in exchange rates would result in a $3.65 million increase in the fair value of the Company's cash flow and net investment hedges open at September 30, 1999. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in revenue levels or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Brightpoint and four executive officers, two of which are also directors of the Company, have been named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana entitled Sakhrani et al. v. Brightpoint, Inc., et al., Cause No. IP 99-0870-C-H/G; Clark et al. v. Brightpoint, Inc., et al., Cause No. IP 99-0943-C-H/G; Sendermair et al. v. Brightpoint, Inc., et al., Cause No. IP 99-1138-C-H/G; and, Desrosiers, et al. v. Brightpoint, Inc., et al., Cause No. IP 99-1157-C-H/G. These actions purport to assert claims under sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, and Rule 10b-5, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the current and future financial condition and business prospects of the Company. The cases involve a purported class of purchasers of Brightpoint stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend these actions. The actions are at an early stage; defendants' responses are not yet due and motions to consolidate the cases are pending.

Item 2. Changes in Securities

During the quarter ended September 30, 1999, the Company issued to the respective sellers, unregistered shares of the Company's common stock as follows in connection with the payment of contingent consideration for prior acquisition activities:

     DATE                   ENTITY ACQUIRED             SHARES ISSUED   VALUE
-----------------   ---------------------------------   -------------  --------
September 8, 1999   Wireless Fulfillment Services LLC       15,960     $ 61,492

The foregoing securities issuances were made in reliance on the exemptions from registration provided by Section 4(2) (issuances not involving a public offering) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.

Item 6. Exhibits

     (a) Exhibits

           The list of exhibits is hereby incorporated by reference to the
           Exhibit Index on page 29 of this report.

     (b) Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Brightpoint, Inc.
                                       -----------------
                                       (Registrant)



Date     November 12, 1999             /s/ Phillip A. Bounsall
    --------------------------------   ---------------------------------------

                                       Phillip A. Bounsall
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date     November 12, 1999             /s/ John P. Delaney
    --------------------------------   ---------------------------------------

                                       John P. Delaney
                                       Vice President, Chief Accounting Officer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                        Description
----------                         -----------
  (11)     Statement Re: Computation of Earnings Per Share

  (27)     Financial Data Schedule for the Nine Months ended September 30, 1999

  (99)     Cautionary Statements