Form 10-K
period 1999-12-31
BRIGHTPOINT INC
filed 2000-03-30
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 27, 2000 was approximately $708,000,000. As of March 27, 2000, there were 54,352,771 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of the following documents are incorporated by reference into the parts of this Form 10-K as indicated herein:

Proxy Statement for Annual Meeting of Stockholders to
  be held on May 18, 2000                                      Part III

1999 Annual Report to Stockholders                     Parts I, II & IV

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Brightpoint, Inc. is a leading provider of outsourced services in the global wireless telecommunications and data industry. Our innovative services include contract manufacturing, customized packaging, prepaid and e-commerce solutions, inventory management, distribution and other outsourced services. Our customers include leading network operators, e-tailers, retailers and wireless equipment manufacturers. We handle products manufactured by such technology companies as Nokia, Ericsson, Motorola, Samsung, Panasonic, Kyocera, Alcatel, Siemens, Sony, Audiovox, NEC and Research In Motion. We also provide integrated services to these manufacturers and some of the world's leading wireless network operators along with their associated service providers, resellers, agents and retailers. Our distribution services include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of wireless handsets and accessories. Our integrated logistics services include support for prepaid programs, inventory management, procurement, product fulfillment, programming, contract manufacturing, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services. We are one of the largest distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in various countries including Australia, Brazil, China (including Hong Kong), France, Germany, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, South Africa, Sweden, the United Arab Emirates, the United States, and Venezuela.

         We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc.

RECENT DEVELOPMENTS AND FINANCIAL OVERVIEW

         Effective in the first quarter of 2000, and applied retroactively to all periods, we have reclassified certain amounts related to our services supporting prepaid wireless programs. The reclassification, which reduces revenue and costs of revenue by the same amount, has no impact on gross profit, selling, general and administrative expenses, operating income, net income or earnings per share. All amounts in this Annual Report on Form 10-K reflect the retroactive application of the reclassification.

The table below summarizes the amount of the reduction in revenue and cost of revenue due to the reclassification.

            1st Quarter         2nd Quarter         3rd Quarter       4th Quarter        Total
            -----------------------------------------------------------------------------------
1997             $1,432             $ 4,057             $10,675           $13,369      $29,533
1998              7,989              16,761              22,163             8,433       55,346
1999              8,787              14,957              19,224            20,076       63,044

         Because our revenues and results of operations for the first quarter of 1999 were significantly below that which had been anticipated, we performed a detailed evaluation of each of our operations and the market factors affecting those operations. Consequently, beginning in the second quarter of 1999 we implemented a broad restructuring plan in an effort to improve our position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. The restructuring plan included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of our investments in two joint operations in China; disposal of our 67% interest in a Hong Kong-based accessories company; and initiation of cost reduction programs in certain areas of our business. Our execution of the restructuring plan is substantially complete. During 1999 we recorded non-recurring restructuring and other unusual charges of approximately $84.9 million resulting from actions taken in accordance with the restructuring plan. The charges included the write-off of goodwill and investments related to the eliminated or terminated operations, as well as losses on the disposals of fixed and other assets and cash expenses of approximately $6.1 million related to lease and employee terminations and other exit costs. These amounts are recorded in the "Trading, restructuring and other unusual charges" line in our Consolidated Statements of Operations. The non-recurring charges also include the write-down of inventory (included in the "Cost of revenue" line) and accounts receivable (included in the "Selling, general and administrative expenses" line) to their estimated net realizable value.

         Because of the significance of the restructuring plan discussed previously, the following discussion has been delineated between results from recurring operations and results from non-recurring operations. Non-recurring operations are those operations that have been eliminated or terminated or will be eliminated pursuant to the restructuring plan. Recurring operations include all operations except those presented as non-recurring. Recurring operations also exclude impacts of non-recurring charges recorded in 1998 and 1999, the cumulative effect of a change in accounting principle recorded in the first quarter of 1999 and a net investment gain recognized in the first quarter of 1998. For the year ended December 31, 1999, our revenues and net income from recurring operations were $1.6 billion and $16.8 million, respectively, representing an increase in revenues from recurring operations of 29% and a decrease in net income from recurring operations of 53% when compared to 1998. In the fourth quarter of 1999 we generated net income from recurring operations of $10.3 million ($0.18 per diluted share) on revenue of $518 million, compared to net income from recurring operations of $11.5 million ($0.21 per diluted share) on revenue of $438 million for the comparable 1998 period. Our growth in revenues for both the quarter and year ended December 31, 1999 was driven primarily by the increase in worldwide demand for wireless handsets and accessories. Our operating margins (income from operations as a percent of revenue) from recurring operations decreased in both the fourth quarter and on an annual basis during 1999 due to an increase in selling, general and administrative expenses as a percent of revenue and, for the year, due to a decrease in gross margins. Selling, general and administrative expenses increased in 1999 as a result of increased levels of business activity and increased costs of serving current and anticipated integrated logistics services customers. Gross margins for the year decreased due to increased cost of revenues, generally arising from the addition of infrastructure to serve new logistics customers.

WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY

         The wireless telecommunications and data industry provides voice and data communications utilizing various wireless terminals including traditional cellular telephones, multi-band and digital handsets, web-enabled handsets, interactive pagers, personal digital assistants, and other mobile computing devices. Wireless telecommunications and data services are available to consumers and businesses through numerous network operators who utilize analog and digital technological standards such as AMPS, GSM, CDMA, TDMA, iDEN(R) as well as other new developing technologies to provide voice and data communication over regional, national and worldwide networks. Developments within the wireless telecommunications and data industry, including industry consolidation, expansion of e-commerce and the convergence of the telecommunications, data and media domains, allow wireless subscribers to talk, send text messages, browse the Internet and effect certain e-commerce transactions using their wireless devices. Among other factors, economic development, advances in systems technology and equipment, the proliferation of manufacturers and network operators, the availability of prepaid wireless telecommunications and the increasing affordability of wireless services have increased consumer acceptance and driven increases in worldwide demand for wireless telecommunications and data equipment and services.

         In recent years, the markets for wireless telecommunications and data equipment and services have expanded significantly. From 1998 to 1999, the number of worldwide wireless subscribers increased by 113 million, or 36%, to approximately 428 million. Nonetheless, at the end of 1999, wireless penetration was estimated at only 30% of the population within the United States and was still, on average, less than 8% of the population globally. We believe this reflects worldwide opportunities for continued growth within the wireless telecommunications and data industry. The number of worldwide subscribers is expected to grow to approximately 550 million subscribers by the end of 2000, and the percentage of handset shipments related to replacement units has continued to grow. Additionally, the use of wireless data products including interactive pagers, personal digital assistants and other mobile computing devices has seen recent growth and wider consumer acceptance. The information contained in this paragraph was obtained from a leading independent industry research group.

         Although it cannot be assured that we will grow at rates comparable to those experienced by the industry (see Business Risk Factors discussed below), we believe we are well positioned to take advantage of the following major trends taking place within the wireless telecommunications and data industry:

         Industry Consolidation. Merger and acquisition activities within the network operator community have increased significantly in recent years. In general, this consolidation is being driven by improved economies of scale, the opportunity to expand national or global service areas and efforts to increase revenue through additional service offerings. We believe that this trend will continue in the near future and may lead network operators to focus more tightly on their core business of providing wireless telecommunications and data services, which could in-turn increase the demand for outsourced integrated logistics services. However, these same trends will also increase the demands placed on the providers of integrated logistics services, as they will need to meet an increasing variety of customer requirements and provide services over larger geographic regions. Additionally, this consolidation reduces the number of potential contracts available to providers of integrated logistics services and could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced services such as the services that we provide.

         Expanded Use of E-commerce. The ability to conduct business over the Internet has created opportunities and challenges in many industries including the wireless telecommunications and data industry. We believe that the continued growth of e-commerce provides the opportunity for expanded service offerings as well as the demand for new and innovative Internet capabilities. We also expect both customers and suppliers will require enhanced management of these capabilities to remain competitive. New Internet retailers (e-tailers) have entered the marketplace and existing e-tailers have broadened their product offerings to include wireless telecommunications and data products. The expanded use of e-commerce is expected to provide faster and more varied methods of delivering wireless telecommunications and data products to the marketplace. We believe the expanded use of e-commerce has also increased demand for wireless telecommunications and data equipment with Internet capabilities and functionality.

         New Technologies, Enhancements and Applications. First generation cellular networks primarily used analog technologies. However, these analog technologies presented a number of challenges for network operators and users, including ease of fraud and cloning; capacity utilization issues; limited battery life; and difficulty in providing enhanced features. To alleviate these concerns, new wireless networks have increasingly been built around digital technologies, which provide increased network capacity, more functionality, better voice quality and greater security/privacy than analog technologies. The conversion of subscribers from analog to digital technologies, which continues to occur primarily in North and Latin America as well as in Japan, Korea and China, has had a positive impact on the growth of handset demand. In addition, the emergence of new technologies is fueling the convergence of the telecommunications, data and media domains resulting in significant changes and opportunities in the wireless telecommunications and data industry. As a result of this convergence, we believe wireless subscribers will increasingly use their wireless devices to send and receive e-mail, browse the Internet, effect m-commerce ("mobile commerce") transactions and access other information available on the Internet. This convergence is being powered by the development of wireless web capabilities and new standards such as Wireless Application Protocol (WAP), Epoc, Bluetooth and 3G (the third generation of wireless systems currently being developed). There are also other new wireless communications technologies and enhancements being introduced into the wireless communications market. These include wireless local loop and satellite-based communications as well as handset feature and network enhancements such as increased talk and standby times, smaller and lighter form factors and multiple-band reception. All of these developments are expected to contribute to future subscriber growth.

         Proliferation of Manufacturers. With the opportunities presented by a rapidly expanding market for wireless telecommunications and data equipment as well as new technologies, enhancements and applications and the penetration of the mass consumer market, many new manufacturers are producing wireless handsets and accessories, including certain manufacturers who have historically been successful in providing consumer electronics to the mass consumer market. In addition, it appears that manufacturers other than those that have historically produced wireless handsets and accessories are also entering the market to produce wireless data devices. This greater number of manufacturers is expected to heighten competition and may provide consumers with lower handset prices, broader selection, more feature-rich products and new market channels, resulting in higher product turnover by end users. Although the entry of new manufacturers appears to be continuing, we believe that the three largest manufacturers of wireless handsets, Nokia, Motorola and Ericsson comprise approximately 54% of the total market for wireless telecommunications equipment.

         Increasing Penetration of Markets Worldwide and New Network Operators. We expect that continuing demand for wireless services will drive increased penetration of markets worldwide and the continued entry of new network operators in certain markets. Economic growth, increased service availability or the lower cost of service compared to conventional wireline telephony systems has historically driven market penetration. In addition, certain markets characterized by higher market penetration, have also grown, primarily as a result of increasing deregulation, the availability of additional spectrum frequencies, increased competition and the emergence of new wireless technologies and applications. The emergence of these, and other, new wireless communications technologies and services is expected to increase both the number of wireless network operators in each market and the services provided, including seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity. This increase in the number of network operators, together with the increased number of resellers of wireless communication services in certain markets, is expected to intensify competition for new and existing subscribers, thereby reducing prices to subscribers and driving growth in the subscriber base and the market for wireless communications equipment.

GROWTH STRATEGY

         As (i) the variety of handset models expands, (ii) telecommunications, data, Internet and other technologies converge and evolve and (iii) distribution migrates from the agent/dealer network to mass retailers, network operators are switching from in-house distribution to independent distribution services in order to reduce overall costs and to meet the increasing demands of the various channels to market. In order to maintain their resources for marketing, sales and customer retention, new network operators are also increasingly outsourcing their handset distribution, fulfillment and inventory management functions (as opposed to building distribution infrastructure). At the same time, handset and other wireless device manufacturers are outsourcing some of their channel management functions and utilizing integrated logistics services as a means of simplifying and reducing the cost of their worldwide distribution systems. Finally, vendors and network operators are targeting the growing consumer segment through mass retail channels (including the Internet), requiring greater levels of fulfillment services in order to address the logistical challenges of supporting mass and Internet retailers and consumer electronics retail stores. Our two primary strategies for building on our position as a global leader in providing distribution and integrated logistics services to the wireless telecommunications and data industry are as follows:

         Value Chain Migration. Our Value Chain Migration strategy calls for a hastening of the innovation and development of services offered that provide superior solutions for the mission-critical business requirements of our customers. We intend to continue to quickly deploy these service capabilities throughout the organization, offering them in all appropriate regions, targeting our marketing efforts on network operators and equipment manufacturers. We intend to deliver our services through the market channels that best serve the needs of our customers, including appropriate e-commerce venues. Our focus is on developing a steadily increasing perception of value based on the expectation that our outsource solutions will demonstrate competitively superior results.

         Supply Chain Development. Our Supply Chain Development strategy focuses on expanding and enhancing key existing equipment manufacturer relationships. We will attempt to seek to grow product lines, brands and technologies handled over increasingly larger territories, extending our reach to allow us to provide services to wireless equipment manufacturers in the markets that are critical to their success. If appropriate, we intend to develop relationships with additional key equipment manufacturers on the basis of customer demand, specific technology competence and/or regional opportunity.

         As evidenced by our implementation of a broad restructuring plan in 1999, we intend to pursue business opportunities in areas or markets where we believe that these strategies can be successfully implemented. We also intend to evaluate our operations as markets evolve to determine the continued synergy of our business activities and relationships with our core strategies.

SERVICES

         We have become one of the leading suppliers of distribution and integrated logistics services that move wireless devices and accessories through market channels, primarily because of our understanding of the needs within each distribution channel and our development of the knowledge and resources necessary to create successful solutions.

         Our services are intended to provide value to wireless handset manufacturers and network operators. Through the authorized distribution of wireless communications products (handsets and accessories), we intend to help manufacturers achieve their key business objectives of unit sales volume, market share and points of sale. We target our efforts at the distribution channels identified by the manufacturers. Our integrated logistics services are intended to provide outsourcing solutions for the network operators' mission-critical business requirements. These integrated logistics services are designed to support network operators in their efforts to add new subscribers and increase system usage.

         Distribution Services. Our distribution services include the purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of a broad selection of wireless communications products from leading manufacturers. We continually review and evaluate wireless communications products in determining the mix of products purchased for resale and seek to acquire distribution rights for products which we believe have the potential for significant market penetration.

         The products distributed by us include a variety of handsets designed to work on substantially all operating platforms (including analog platforms, such as AMPS, N-AMPS, TACS and NMT, and digital platforms, such as CDMA, GSM, iDEN(R) and TDMA) and feature prominent brand names such as Nokia, Ericsson, Motorola, Samsung, Panasonic, Kyocera, Alcatel, Siemens, Sony, Audiovox, NEC and Research In Motion. In 1998 and 1999, approximately 83% and 76%, respectively, of our revenue from recurring operations was derived from handset sales.

         We also distribute handset accessories, such as batteries, chargers, cases, "hands-free" kits and others. Among other things, we purchase and resell original equipment manufacturer ("OEM") and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide network operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of that customer. Additionally, we provide end-user accessory fulfillment and distribution pursuant to contractual arrangements with certain network operators whereby the network operators' subscribers can order their accessories through a customer service call center that we manage on behalf of the operator. Accessories typically carry higher margins than handsets. In 1998 and 1999, sales of accessories accounted for approximately 10% and 16%, respectively, of our revenue from recurring operations.

         Integrated Logistics Services. Our integrated logistics services include, among others, support for prepaid programs, inventory management, procurement, product fulfillment, programming, contract manufacturing, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services. In many of our markets we have contracts with network operators pursuant to which we provide our integrated logistics services. We also procure wireless handsets and accessories for our customers using our own sources or the customers' specified vendors and perform packaging and kitting functions for them, whereby we receive orders, either directly from customers or from customers' end-users, via electronic data interchange, and then make shelf ready kits using customers' customized packaging in satisfaction of the orders.

         During 1999, integrated logistics services accounted for approximately 8% of our total revenue from recurring operations as compared to approximately 7% of total revenue from recurring operations in 1998. Because the fees for such services have higher margins than those associated with handset and accessory sales, they represent a higher than proportionate percentage of our operating profits.

CUSTOMERS

         We provide distribution and integrated logistics services to a customer base of more than 20,000 network operators, manufacturers, agents, resellers, dealers and retailers. For 1998 and 1999, aggregate revenues generated from our five largest customers accounted for approximately 14% and 11%, respectively, and no single customer accounted for more than 10% of our total revenue.

         We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are received from the customer. Unless otherwise requested, substantially all of our products are delivered by common carriers. Because orders are filled shortly after receipt, backlog is generally not material to our business. Our integrated logistics services are typically provided pursuant to renewable agreements with terms between one and three years which generally may be terminated by either party subject to a short notice period.

PURCHASING AND SUPPLIERS

         We have established key relationships with leading manufacturers of wireless telecommunications and data equipment. We generally negotiate directly with manufacturers and suppliers in order to obtain wireless handset and accessory inventories of popular brand name products on favorable pricing terms. In 1999, we made purchases from more than 60 handset and accessory suppliers. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of our suppliers provide favorable purchasing terms to us, including price protection, cooperative advertising and marketing allowances. Product manufacturers typically provide limited warranties which we extend to our customers.

         Our two largest sources of wireless handsets and accessories in the aggregate accounted for approximately 75% of our product purchases in both 1998 and 1999.

During 1998, Nokia and Ericsson accounted for approximately 55% and 20%, respectively, of our product purchases and in 1999 they accounted for approximately 68% and 7%, respectively, of our product purchases. None of our other suppliers accounted for more than 10% of product purchases in 1998 or 1999. Loss of the applicable contracts with these or other suppliers or failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our operating margins and our ability to obtain and deliver products on a timely and competitive basis. See "--Competition."

         We maintain agreements with certain of our significant suppliers all of which relate to specific geographic areas. We are the sole distributor of wireless phones for each of Nokia, Ericsson, NEC, Sanyo and Samsung in the United States and Kyocera on a global basis. Each of these six agreements is subject to certain conditions and exceptions including the retention by the manufacturer of certain direct accounts. Most of our other agreements with suppliers (including our other territorial distribution agreements with Nokia and Ericsson) are non-exclusive. Our supply agreements typically require us to satisfy minimum purchase requirements and can be terminated on short notice by either party. We purchase products from other manufacturers and dealers pursuant to purchase orders placed from time to time in the ordinary course of business. We generally place orders on a daily basis with our suppliers by facsimile. Purchase orders are typically filled, subject to product availability, and shipped to our warehouses by common carrier. We believe that our relationships with our suppliers are generally good, however, we have from time to time experienced inadequate product supply from certain handset manufacturers. In 1999, we were unable to obtain sufficient product supplies from manufacturers in many of the markets in which we operate. This product shortage was most dramatic in certain of our Asian markets. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

SALES AND MARKETING

         Our sales and marketing efforts are coordinated in each of our four regional divisions by a president for that particular division. Because of the service-oriented nature of our business, these executives devote a substantial amount of their time to developing and maintaining relationships with our customers in addition to managing the overall operations of the division. Each division's sales and operation centers are managed by either general or country managers who report to the president of their division and are responsible for the daily sales and operations of their particular location. Each division has telemarketers who specialize in or focus on telephone sales to a particular type of customer (e.g. network operator, dealer, reseller, retailer, etc.). In addition, we have dedicated a professional sales force to manage our network operator relationships and to further our sales of contractual integrated logistics services. We also market integrated logistics services through sales directors in each of our four regional divisions and through dedicated sales personnel. Including support personnel, we had approximately 400 employees involved in sales and marketing at December 31, 1999, including 70 in our Asia-Pacific division, 160 in our North America division, 120 in our Europe, Middle East and Africa division and 50 in our Latin America division.

         We believe that product recognition by customers and consumers is an important factor in the marketing of the products that we sell. Accordingly, we promote ourself and certain of our product lines through advertising in trade publications and attendance at international, national and regional trade shows, as well as through direct mail solicitation, broadcast faxing and telemarketing activities. Our suppliers and customers use a variety of methods to promote their products directly to consumers, including print and media advertising.

SEASONALITY

         Our operating results are influenced by a number of seasonal factors in the different countries and markets in which we operate. These results may fluctuate from period to period as a result of several factors, including:

         o        purchasing patterns of customers in different markets;

         o the timing of the introduction of new products by our suppliers and competitors;

         o        variations in sales by distribution channels; and

         o        product availability and pricing.

         Consumer electronics and retail sales tend to experience increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter and our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.

COMPETITION

         We operate in highly competitive markets and believe that such competition will intensify in the future. The markets for wireless telecommunications and data products are characterized by intense price competition and significant price erosion over the life of a product. We compete principally on the basis of value (in terms of price, time and reliability), service and product availability. We compete with numerous well-established manufacturers and wholesale distributors of wireless equipment, including our customers and suppliers; wireless network operators, including our customers; logistics service providers; and export/import and trading companies. These companies may possess substantially greater financial, marketing, personnel and other resources than we do. In addition, manufacturers other than those that have historically produced wireless handsets and accessories are also entering the market to produce wireless data devices. Their entry is creating new competitors for distribution and provision of integrated logistics services for these new products. Certain of these competitors have the financial resources necessary to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

         The wireless telecommunications and data industry has,in the past,been characterized by low barriers to entry. However, as the market requirement shifts from pure distribution services to a mix of distribution services and integrated logistics services and because of the effects of convergence discussed above under the heading New Technologies, Enhancements and Applications, entry barriers are expected to rise due to the increased cost of infrastructure, the expanded human resource requirement and the advanced management and information systems capabilities that the integrated logistics services segment of the business mandates. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including; new or changing outsourcing requirements, new products which may be introduced, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and discount pricing strategies and promotional activities by competitors.

         Competitors in our North America division include network operators and other dedicated wireless distributors such as CellStar Corporation and American Wireless. We also compete with logistics service providers in our North America operations, such as United Parcel Service of America, Inc. In the Asia-Pacific market, our primary competitors are national carriers and distributors that have retail outlets with direct end-user access and United States and foreign-based exporters, traders and distributors, including CellStar Corporation, Global Tech (Holdings) Ltd. and Telepacific Pty Limited. In our Europe, Middle East and Africa division our competitors include wireless equipment manufacturers who sell directly to the region's network operators and retailers; network operators themselves; and traders and other distributors, such as 20/20 Logistics Ltd., European Telecom plc, Avenir S.A. and Banner Twin Choice plc. In our Latin America division we compete primarily with CellStar Corporation and various other distributors.

         The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless communication technologies or the convergence of wireless communication and computer technologies may reduce demand for existing wireless communications products. Upon widespread commercial introduction, new wireless communications or convergent technologies could materially change the types of products sold by us and our suppliers and result in significant price competition. In addition, products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized resales or illegal resales which may avoid applicable duties and taxes), may also have an adverse impact on our operations.

INFORMATION SYSTEMS

         Our operations are partially dependent on the functionality, performance and utilization of our information systems. We have implemented multiple business applications systems throughout the world which enable us to provide our customers and suppliers with distribution and service capabilities. These capabilities include e-commerce solutions, electronic data interchange, web order entry and tracking, various inventory tracking and management capabilities and management reporting capabilities. During 1997, 1998 and 1999, we invested approximately $11.1 million, $22.1 million and $6.1 million, respectively, to install and enhance systems in newly acquired operations, to continue to develop and enhance our systems to provide electronic data interchange capabilities, to create solutions for our customers and to provide a flexible service delivery system in support of our integrated logistics services and intend to use additional funds to develop integrated information systems throughout our four divisions. At December 31, 1999, there were 80 employees in our information technology departments worldwide.

EMPLOYEES

         As of December 31, 1999, we had approximately 1,700 employees; 250 in our Asia-Pacific division, 950 in our North America division, 300 in our Europe, Middle East and Africa division and 200 in our Latin America division. Of these employees, approximately 8 were in executive positions, 400 were engaged in sales and marketing, 809 were in service operations and 483 were in finance and administration (including information technology employees). None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good. See Business Risk Factors-Our labor force experiences a high rate of personnel turnover.

BUSINESS RISK FACTORS

         Various statements, discussions and analyses throughout this Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially. There are many factors that affect our business, some of which are beyond our control and future trends are difficult to predict due to a variety of known and unknown risks and uncertainties including the factors, among others, discussed below.

         We have incurred significant losses during certain quarterly periods -- Although we achieved a profit of approximately $9.9 million during the three months ended December 31, 1999, we incurred net losses for each of the first two quarters of 1999 and a net loss of $93.1 million for the year ended December 31, 1999. We also incurred a net loss of $7.1 million for the three months ended December 31, 1998. The net loss for 1999 includes approximately $84.9 million of restructuring and other unusual charges as well as the cumulative effect of an accounting change of $14.1 million. The net loss for the three months ended December 31, 1998 includes approximately $25.7 million of trading and other unusual charges resulting from our decision to eliminate our trading activities. Several business factors appear to have contributed to our losses in these periods including an inadequate supply of products for sale through our distribution services, our inability to replace, during 1999, revenues which had been generated by the trading business that we exited in the fourth quarter of 1998, the impacts of the devaluation of the Brazilian Real and price competition from trading companies in our Asia-Pacific and Latin America divisions. We may incur additional future losses.

         We have significant outstanding indebtedness, which is secured by a large portion of our assets and which could prevent us from borrowing additional funds, if needed -- If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness could become immediately due and payable, and the banks could foreclose on our assets. The terms of our senior credit facility substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. Our senior credit facility also limits or prohibits us from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling all or substantially all of our assets.

         There are significant amounts of our securities which are issuable upon exercise of outstanding convertible securities as well as under other stock plans which could affect the market price of our common stock -- The $380 million face value of our 20-year zero-coupon, subordinated, convertible notes are convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 19.109 shares of common stock per $1,000 face value note, for an aggregate of 7,261,420 shares of common stock. Additionally, we have reserved a significant number of shares of common stock that may be issuable pursuant to our employee stock purchase plan, our stock option plans and upon the exercise of currently outstanding warrants. These securities when issued and outstanding may reduce earnings per share in periods that they are considered dilutive under Generally Accepted Accounting Principles and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

         We have instituted measures to protect us against a takeover -- Certain provisions of our by-laws, stockholders rights and option plans, certain employment agreements and the Delaware General Corporation Law are designed to protect us in the event of a takeover attempt. These provisions could prohibit or delay mergers or attempted takeovers or changes in control of us and, accordingly, may discourage attempts to acquire us.

         Our future operating results will depend on our ability to continue to increase our sales significantly -- A large percentage of our total net revenues in recent periods has come from sales of wireless handsets, a segment of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon our having adequate supply of products. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. In addition, our operating expenses have increased significantly. We expect these expenses to continue to increase as we expand our activities and increase our provision of integrated logistics services. Therefore, our future profitability will depend on our ability to increase sales to cover our additional expenses. We may not be able to cause our sales rates to grow substantially. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

         A significant percentage of our revenues are generated outside of North America in countries with inadequate product supplies, volatile currencies or other risks -- We purchase and sell products and services in a large number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. On occasion, we enter into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We also maintain operations centers and sales offices in many other territories and countries. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. During 1999, and pursuant to our restructuring plan, we terminated or eliminated several of our foreign operations because they were not performing to acceptable levels. These terminations resulted in significant losses to us. We may in the future, decide to terminate certain existing foreign operations. This could result in our incurring significant additional losses.

         Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future -- Our business depends in large part on wireless equipment manufacturers and network operators outsourcing some or all of their business functions. We fulfill functions such as contract manufacturing, customized packaging, prepaid and e-commerce solutions, inventory management, distribution and other outsourced services for many of these manufacturers and network operators. In the future, wireless equipment manufacturers and network operators may elect to undertake these services internally. Additionally, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced integrated logistics services such as the services we provide. Any significant change in the market for our outsourcing services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. The initial service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewal of these agreements could have a material adverse effect on our business.

         We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future -- We purchase all of the wireless handsets and accessories that we sell from third-party wireless communications equipment manufacturers, dealers and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing terms. Our agreements with our suppliers are generally non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not be able or may choose not to offer us competitive products on favorable terms without delays. In 1999, we were unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. This product shortage was most dramatic in certain of our Asian markets. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

         The wireless telecommunications and data industry is intensely competitive and we may not be able to continue to compete successfully in this industry -- We compete for sales of wireless telecommunications and data equipment, and expect that we will continue to compete, with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. As a provider of integrated logistics services, we also compete with other distributors and with logistics services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products directly to our customers. The wireless telecommunications and data industry has generally had low barriers to entry. So, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As the cellular markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.

         We may not be able to manage and sustain future growth at our historical and current rates -- In recent years we have experienced rapid domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could have a material adverse effect on our operations. Our success in sustaining continued growth will also depend on our ability to:

         o secure adequate supplies of competitive products on a timely basis and on commercially reasonable terms;

         o turn our inventories and collect our accounts receivable in a timely manner;

         o develop additional, and maintain our existing, key relationships with leading network operators and manufacturers and dealers of wireless handsets and accessories;

         o hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective management, inventory and credit controls; and

         o invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services.

         In addition, our growth prospects could be adversely affected by a decline in the wireless telecommunications and data industry generally or in one of its regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.

         Rapid technological changes in the wireless telecommunications and data industry could have a material adverse effect on our business -- The technology relating to wireless telecommunications and data equipment changes rapidly, and industry standards are constantly evolving resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over our products or which otherwise render our products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements. These concentrations of capital increase our risk of loss as a result of rapid technological changes in the wireless telecommunications and data industry.

         The use of emerging wireless communications technologies, including Bluetooth, wireless local loop, satellite-based communications systems and other new technologies, may reduce the demand for existing cellular and PCS products. If other companies develop and commercialize new technologies or products in related market segments that compete with existing cellular and PCS technology, it could materially change the types of products that we are forced to offer or result in significant price competition for us. Product obsolescence could result in significantly increased inventories of our unsold products. However, if we elect to stock our inventories in the future with any of these technologies and products, we will run the risk that our existing customers and consumers may not be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies. In addition, the complex hardware and software contained in new wireless handsets could contain defects which become apparent subsequent to widespread commercial use, resulting in product recalls and returns and leaving us with additional unsold inventory.

         Our business strategy includes entering into strategic relationships and financings, which may provide us with minimal returns or losses on our investments -- As part of our expansion strategy, we have entered into several strategic relationships and joint ventures with wireless equipment manufacturers and network operators. We intend to continue to enter into similar strategic relationships as opportunities arise. We may enter into distribution or integrated logistics services agreements with these strategic partners and may provide them with equity or debt financing. Our ability to achieve future profitability through our strategic relationships will depend in part upon the economic viability, success and motivation of the entities we select as strategic partners and the amount of time and resources that these partners devote to our alliances. We may receive minimal or no business from future relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The future profits we receive from these strategic relationships, if any, may not offset possible losses on our investments or the full amount of financings that we extend upon entering into these relationships. Any loan to or investment in a future strategic partner will be subject to many of the same risks faced by the strategic partner in seeking to operate and grow its businesses. We may not achieve acceptable returns on our future investments with strategic partners within an acceptable period or at all. As a part of our restructuring plan in 1999 we terminated two joint operations in China resulting in significant losses on our investments in those operations. A failure in the establishment and operation of such relationships could have a material adverse effect on our operations.

         We may have difficulty collecting on our accounts receivable -- In connection with our continued expansion, we intend to offer open account terms to additional customers, which may subject us to further credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Any delays in collecting or inability to collect our receivables could have a material adverse effect on our business.

         Our operating results frequently vary significantly and respond to seasonal fluctuations in purchasing patterns -- Our operating results are influenced by a number of seasonal factors in the different countries and markets in which we operate. These results may fluctuate from period to period as a result of several factors, including:

         o        purchasing patterns of customers in different markets;

         o the timing of introduction of new products by our suppliers and competitors;

         o        variations in sales by distribution channels; and

         o        product availability and pricing.

         Consumer electronics and retail sales tend to experience increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter of our fiscal year. Our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.

         Our continued growth depends on retaining our current key employees and attracting additional qualified personnel -- Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Although we have entered into employment agreements with several of our officers and employees, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of executive officers or other key personnel could have a material adverse effect on us. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.

         We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights -- Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold one patent relating to certain of our business methods. Concerning other business methods and software we rely on trade secret and copyright laws to protect our proprietary knowledge. We also regularly enter into non-disclosure agreements with our key employees and limit access to and distribution of our trade secrets and other proprietary information. These measures may not prove adequate to prevent misappropriation of our technology. Our competitors could also independently develop technologies that are substantially equivalent or superior to our technology, thereby eliminating one of our competitive advantages. We also have offices and conduct our operations in a wide variety of countries outside the United States. The laws of some other countries do not protect our proprietary rights to the same extent as do laws in the United States. In addition, although we believe that our business methods and proprietary software have been developed independently and do not infringe upon the rights of others, third parties might assert infringement claims against us in the future or our business methods and software may be found to infringe upon the proprietary rights of others.

         We make significant investments in the technology used in our business and rely on this technology to function effectively without interruptions -- We have made significant investments in sophisticated and specialized information systems technology and have focused on the application of this technology to provide customized integrated logistics services to wireless communications equipment manufacturers and network operators. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services. Our property and business interruption insurance may not adequately compensate us for all losses that we may incur if we lose our equipment or systems either temporarily or permanently through a casualty or operating malfunction. In addition, a significant increase in the costs of additional technology or telephone services that is not recoverable through an increase in the price of our services could have a material adverse effect on our results of operations.

         Our labor force experiences a high rate of personnel turnover -- Our distribution and integrated logistics services are labor-intensive, and we experience high personnel turnover and can be adversely affected by shortages in the available labor force in geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies, and a significant portion of our costs consist of wages to hourly workers. Growth in our business, together with seasonal increases in net sales, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. An increase in hourly costs, employee benefit costs, employment taxes or commission rates could have a material adverse effect on our operations. In addition, if the turnover rate among our labor force increased further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.

         We have significant future payment obligations pursuant to certain leases and other long-term contracts -- We lease our office and warehouse/distribution facilities as well as certain furniture and equipment under property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could have a material adverse effect on our operations.

         We may become subject to suits alleging medical risks associated with our wireless handsets -- Lawsuits or claims have been filed or made against manufacturers of wireless handsets over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

         The market price of our common stock may be volatile -- The market price of our common stock has risen substantially and has fluctuated significantly from time to time since our initial public offering in April 1994. The trading price of our common stock could experience significant fluctuations in the future in response to several factors, which could include actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless telecommunications and data industry; changes in governmental regulation; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stocks for companies in the wireless telecommunications and data industry or in the distribution or integrated logistics services sectors of the wireless telecommunications and data industry could also affect the market price of our common stock.

SEGMENT FINANCIAL INFORMATION

         Reference is made to the information set forth in the Company's 1999 Annual Report to Stockholders on pages 28 and 29 under the caption "Operating Segments", which information is incorporated herein by reference.

ITEM 2. PROPERTIES

         We provide our distribution and integrated logistics services from our sales and operations centers located in various countries including Australia, Brazil, China (including Hong Kong), France, Germany, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, South Africa, Sweden, the United Arab Emirates, the United States, and Venezuela. Substantially all of these facilities are operated under operating leases. The table below summarizes information about our sales and operations centers by operating division.

                             NUMBER OF   AGGREGATE SQUARE  APPROXIMATE
                            LOCATIONS(1)      FOOTAGE     MONTHLY RENT
                            ------------ ---------------- ------------
North America                        4       1,096,708      $576,000
Asia-Pacific                         6         117,160        94,000
Europe, Middle East and
   Africa                           11         128,118       111,000
Latin America                        5         119,513        63,000
                             ---------      ----------      --------
                                    26       1,461,499      $844,000
                             =========      ==========      ========

(1) Refers to geographic areas in which we maintain facilities and considers multiple buildings located in the same area as a single geographic location.

         In the first quarter of 2000, we consolidated four locations in Indianapolis into a single, new facility designed specifically for our processes and other requirements. This new facility is located in close proximity to the Indianapolis International Airport. With 495,000 square feet of office and plant space it is our largest operations center. We are attempting to sublease the former North America headquarters and main distribution center located in Indianapolis, Indiana ("the 6402 facility"). The lease term for this facility expires on December 31, 2006 and current rental payments are approximately $84,000 per month. The consolidation is expected to result in increased costs during the first quarter of 2000 due to moving costs, the disposal of assets that will not be used in the new facility, and the financial effects of the potential sublease of existing facilities. The aggregate amount of these costs is not expected to exceed $5.0 million.

         We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

         We are from time to time, involved in certain legal proceedings in the ordinary course of conducting our business. We believe there are no pending legal proceedings in which we are currently involved which will have a material adverse effect on our financial position.

         We and certain of our executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the Court into a single action. The action asserts claims under sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, and

Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning our then current and future financial condition and business prospects. The action involves a purported class of purchasers of our stock during the period October 2, 1998 through March 10, 1999. We and the individual defendants intend to vigorously defend these actions. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                     PART II

         With the exception of the information expressly incorporated by reference from the Company's 1999 Annual Report to Stockholders into Parts I, II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in the Company's 1999 Annual Report to Stockholders, on page 49 under the caption "Common Stock Information," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in the Company's 1999 Annual Report to Stockholders, on page 49 under the caption "Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth in the Company's 1999 Annual Report to Stockholders, on pages 27, 28, 29, 31, 32, 33, 35, 37 and 39, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth in the Company's 1999 Annual Report to Stockholders, on page 39 under the caption "Financial Market Risk Management," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the Company's 1999 Annual Report to Stockholders, on pages 26, 30, 34, 36, 38 and 40 through 48, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

         Certain information required by Part III is omitted from this report in that the Company will file its definitive Proxy Statement for the Annual Meeting of Stockholders for the Annual Meeting of Stockholders to be held on May 18, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is set forth in the Proxy Statement under the Section entitled "Certain Transactions" which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements of the Company included in the Company's 1999 Annual Report to Stockholders, are incorporated herein by reference:

                  Report of Independent Auditors

                  Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999

                  Consolidated Balance Sheets as of December 31, 1998 and 1999

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

                  Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule for the year ended December 31, 1999 is submitted herewith:

                  Report of Independent Auditors on Financial Statement Schedule For the three years ended December 31, 1999:

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

3.2               Amended and Restated By-Laws of the Company (10)

3.3               Certificate of Merger of Brightpoint, Inc. into Wholesale
                  Cellular USA, Inc., effective September 15, 1995 (2)

4.1               Form of Common Stock Certificate (1)

4.3               Indenture between the Company and the Chase Manhattan Bank, as
                  Trustee (12)

10.1              1994 Stock Option Plan (19), as amended*

10.2              1996 Stock Option Plan (19), as amended*

10.3              Non-Employee Directors Stock Option Plan (1)

10.4              Employee Stock Purchase Plan (17)

10.5              Amended and Restated Agreement between the Company and Robert
                  J. Laikin dated July 1, 1999 (17)*

10.6              Amended and Restated Agreement between the Company and J. Mark
                  Howell dated July 1, 1999 (17)*

10.7              Amended and Restated Agreement between the Company and Phillip
                  A. Bounsall dated July 1, 1999 (17)*

10.8              Amended and Restated Agreement between the Company and Steven
                  E. Fivel dated July 1, 1999 (17)*

10.9 Lease Agreement between the Company and WRC Properties, Inc., as amended and Unconditional Guaranty of Lease by Century
                  Cellular Network, Inc. (1)

10.10             Lease Agreement between the Company and Park 100 Properties,
                  Inc. (2)

10.11             Lease Agreement between the Company and Industrial Affiliates,
                  Ltd. (2)

10.12             Lease Agreement between the Company and Airport Key
                  Corporation, dated November 30, 1995 (3)

10.13             Lease Agreement between the Company and Corporate Drive
                  Associates, LLC, dated June 6, 1995 (3)

10.14             Amendment to Lease Agreement between the Company and Corporate
                  Drive Associates, LLC, dated October 3, 1995 (3)

10.15             Second Amendment to Lease agreement between the Company and
                  Corporate Drive Associates, LLC, dated as of July 17, 1996
                  (10)

10.16             Lease Agreement (Building Expansion) between the Company and
                  Corporate Drive Associates, LLC, dated as of July 17, 1996
                  (10)

10.17             Lease Agreement between the Company and SCI North Carolina
                  Limited Partnership, dated October 21, 1997 (11)

10.18             Lease Extension Agreement between the Company and SCI North
                  Carolina Limited Partnership, dated January 14, 1998 (11)

10.19 Agreement and Plan of Merger, as amended on April 29, 1996, by and among the Company, Brightpoint Acquisition, Inc., a wholly-owned subsidiary of the Company, Allied Communications, Inc., Allied Communications of Florida, Inc., Allied
                  Communications of Georgia, Inc., Allied Communications of
                  Illinois, Inc., Allied Communications of Puerto Rico, Inc.,
                  Robert Picow and Joseph Forer (5)

10.20 Stock Purchase Agreement, dated as of October 1, 1996, among the Company, Brightpoint International Ltd., Technology
                  Resources International Ltd., Safkong Holdings Limited,
                  Marriott Investment & Trade Inc., John Maclean-Arnott and Dana
                  Marlin (6)

10.21             Rights Agreement, dated as of February 20, 1997, between the
                  Company and Continental Stock Transfer Trust Company, as
                  Rights Agent (7)

10.22             Lease Agreement between the Company and DP Operating
                  Partnership, L.P., dated as of March 1, 1997 (9)

10.23             Multicurrency Credit Agreement dated as of June 24, 1997 (the
                  "Credit Agreement") among the Company, Brightpoint
                  International Ltd., the Subsidiary Borrowers from time to time party thereto, the Guarantors from time to time party thereto, the Financial Institutions from time to time party thereto as lenders, The First National Bank of Chicago as administrative agent and Bank One, Indiana, N.A. as syndication agent (10)

10.24 Form of Waiver and Amendment No. 1 to Credit Agreement dated as of November 15, 1997 (11)

10.25             Third Amendment to Multicurrency Credit Agreement dated March
                  20, 1998 (13)

10.26             Lease Agreement between the Company and Madonna Management
                  Company, Inc., dated March 17, 1998 (13)

10.27             Lease Agreement between the Company and SCI North Carolina
                  Limited Partnership, dated March 20, 1998 (13)

10.28             Lease Agreement between the Company and IP Properties, A
                  Wyoming Limited Liability Company, dated March 31, 1998 (13)

10.29             Fourth Amendment to Multicurrency Credit Agreement dated April
                  16, 1998 (14)

10.30 Amended and Restated Multicurrency Credit Agreement originally dated June 24, 1997 and amended and restated as of May 13, 1998 (14)

10.31             Lease Expansion Agreement between the Company and SCI North
                  Carolina Limited Partnership dated June 9, 1998 (14)

10.32             Lease Agreement between the Company and New World Partners
                  Joint Venture Number Five, dated July 30, 1998 (15)

10.33             Lease Agreement between the Company and Airtech Parkway
                  Associates, LLC, dated September 18, 1998 (15)

10.34             Form of Indemnification Agreement of others (20)

10.35             Amendment No. 1 to Amended and Restated Multicurrency Credit
                  Agreement dated October 19, 1998 (16)

10.36             Amendment No. 2 to Amended and Restated Multicurrency Credit
                  Agreement dated September 30, 1998 (16)

10.37             Amendment No. 3 to Amended and Restated Multicurrency Credit
                  Agreement dated January 1, 1999 (16)

10.38             Fourth Amendment to Multicurrency Agreement dated May 13, 1998
                  (17)

10.39 Second Amended and Restated Multicurrency Credit Agreement dated May 13, 1998 and amended and restated as of July 27, 1999 (18)

10.40 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of January 4, 1999 (17)

11                Statement re: computation of per share earnings (20)

13                Specific portions of the Company's Annual Report to
                  Stockholders for the fiscal year ended December 31, 1998
                  incorporated by reference herein (20)

21                Subsidiaries (20)

23                Consent of Ernst & Young LLP (21)

27                Financial Data Schedule (20)

99                Cautionary Statements (20)

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement (33-75148) effective April 7, 1994.

(2) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (33-97084) effective October 24, 1995.

(5) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, dated June 12, 1996.

(6) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, dated December 31, 1996.

(7) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, dated March 28, 1997.

(8) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(10) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (333-29533) effective August 6, 1997.

(11) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference to the exhibit filed with the exhibit filed with the Company's Current Report on Form 8-K dated April 1, 1998 for the event dated March 5, 1998.

(13) Incorporated by reference to the exhibit filed with the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(14) Incorporated by reference to the exhibit filed with the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(15) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(16) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1998.

(17) Incorporated by reference to Appendix A filed with the Company's Proxy Statement dated April 15, 2000 relating to its Annual Stockholders meeting held May 18, 2000.

(18) Incorporated by reference to the exhibit filed with the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(19) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (33-97084) dated September 27, 1999.

(20)              Filed herewith.

(21)              Filed as page F-1 of this report.

                  * Denotes management compensation plan or arrangement.

(b)               Reports on Form 8-K:

                  No reports on Form 8-K were filed in the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BRIGHTPOINT, INC.

Dated: March 29, 2000            /s/ Robert J. Laikin
                                 ---------------------------------------
                                 By: Robert J. Laikin
                                     Chairman of the Board and
                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                              TITLE                                        DATE
---------                              -----                                        ----
/s/ Robert J. Laikin                   Chairman of the Board,
-----------------------                Chief Executive Officer and
   Robert J. Laikin                    Director (Principal Executive Officer)       March 29, 2000

/s/ J. Mark Howell                     President, Chief Operating Officer and
-----------------------
   J. Mark Howell                      Director                                     March 29, 2000

/s/ Phillip A. Bounsall                Executive Vice President and Chief
-----------------------
   Phillip A. Bounsall                 Financial Officer (Principal
                                        Financial Officer)                          March 29, 2000

/s/ John P. Delaney                    Vice President and Chief Accounting
-----------------------                 Officer (Principal Accounting Officer)      March 29, 2000
   John P. Delaney

/s/ John W. Adams                      Director                                     March 29, 2000
-----------------------
   John W. Adams

/s/ Rollin M. Dick                     Director                                     March 29, 2000
-----------------------
   Rollin M. Dick

                                       Director
-----------------------
   Steven B. Sands

/s/ Stephen H. Simon                   Director                                     March 29, 2000
-----------------------
   Stephen H. Simon

/s/ Todd H. Stuart                     Director                                     March 29, 2000
-----------------------
   Todd H. Stuart

/s/ Robert F. Wagner                   Director                                     March 29, 2000
-----------------------
   Robert F. Wagner

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                        PAGE
                                                                        ----
Report of Independent Auditors on Financial Statement Schedule           F-1

Consent of Ernst & Young LLP                                             F-1

Financial Statement Schedule for the years 1999, 1998 and 1997:
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                     F-2

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the consolidated financial statements of Brightpoint, Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 24, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 24, 2000

                          CONSENT OF ERNST & YOUNG LLP



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, in the Registration Statement (Form S-3 No. 33-91112) pertaining to certain options and warrants of Brightpoint, Inc., in the Registration Statement (Form S-3 No. 333-3569) pertaining to certain warrants of Brightpoint, Inc., and in the Registration Statements (Form S-3 No. 333-15663, 333-29533, 333-07892, 333-37587, 333-55945,
and 333-58863) pertaining to certain common stock of Brightpoint, Inc. of our report dated January 24, 2000 with respect to the consolidated financial statements incorporated by reference and our report dated January 24, 2000 with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Brightpoint, Inc.


                                           /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 27, 2000

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Col. A             Col. B           Col. C              Col. D                Col. E
                                          ----------         -----------       ----------          -----------           ----------
                                          Balance at          Charged to       Charged to                                Balance at
                                          Beginning           Costs and          Other                                      End
                Description               of Period          Expenses (1)       Accounts           Deductions            of Period
                -----------               ----------         -----------       ----------          -----------           ----------
Year ended December 31, 1999:
      Deducted from asset
        accounts:
        Allowance for
         doubtful accounts                $6,045,000         $10,906,000        $       --         $10,731,000(2)        $6,220,000
                                          ----------         -----------        ----------         -----------           ----------
        Total                             $6,045,000         $10,906,000        $       --         $10,731,000           $6,220,000
                                          ==========         ===========        ==========         ===========           ==========

Year ended December 31, 1998:
      Deducted from asset
        accounts:
        Allowance for
         doubtful accounts                $3,394,000         $ 5,601,000        $       --         $ 2,950,000(2)        $6,045,000
                                          ----------         -----------        ----------         -----------           ----------
        Total                             $3,394,000         $ 5,601,000        $       --         $ 2,950,000           $6,045,000
                                          ==========         ===========        ==========         ===========           ==========

Year ended December 31, 1997:
      Deducted from asset
        accounts:
        Allowance for
         doubtful accounts                $1,115,000         $ 3,317,000        $       --         $ 1,038,000(2)        $3,394,000
                                          ----------         -----------        ----------         -----------           ----------
        Total                             $1,115,000         $ 3,317,000        $       --         $ 1,038,000           $3,394,000
                                          ==========         ===========        ==========         ===========           ==========

(1) Does not include impairments of accounts receivable recognized in connection with the Company's trading, restructuring and other unusual charges. See notes to Consolidated Financial Statements.

(2) Uncollectible accounts written off.