Form 10-Q
period 2000-03-31
BRIGHTPOINT INC
filed 2000-05-15
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 2000
                                -----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to
                                ---------------------    ---------------------

Commission file number:   0-23494
                        ------------------------------------------------------

                                BRIGHTPOINT, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           35-1778566
------------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


 6402 Corporate Drive, Indianapolis, Indiana                46278
------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (317) 297-6100
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         [X] Yes [ ] No


Number of shares of common stock outstanding at May 10, 2000: 55,595,694 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
            Three Months Ended March 31, 1999 and 2000.......................3


         Consolidated Balance Sheets
            December 31, 1999 and March 31, 2000.............................4


         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and 2000.......................5

         Notes to Consolidated Financial Statements..........................6

         ITEM 2

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................12

         ITEM 3

         Quantitative and Qualitative Disclosures
            About Market Risk...............................................18


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings..................................................19

         ITEM 2

         Changes in Securities..............................................19

         ITEM 6

         Exhibits...........................................................19

Signatures..................................................................20

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             Three Months Ended March 31
                                      ----------------------------------------
                                            1999                     2000
                                      ---------------          ---------------

Revenue                               $       363,932          $       470,532
Cost of revenue                               335,545                  429,098
                                      ---------------          ---------------

Gross profit                                   28,387                   41,434

Selling, general and
   administrative expenses                     26,987                   23,424
Unusual charges                                     -                    4,814
                                      ---------------          ---------------

Income from operations                          1,400                   13,196

Interest expense                                3,288                    3,287
                                      ---------------          --------------

Income (loss) before income taxes,
   minority interest and
   accounting change                           (1,888)                   9,909
Income taxes                                     (643)                   3,375
                                      ---------------          ---------------

Income (loss) before minority
   interest and accounting change              (1,245)                   6,534
Minority interest                                 (33)                      36
                                      ---------------          ---------------

Income (loss) before
   accounting change                           (1,212)                   6,498
Cumulative effect of accounting
   change, net of tax                         (14,065)                       -
                                      ---------------          ---------------

Net income (loss)                     $       (15,277)         $         6,498
                                      ===============          ===============

Basic per share:
   Income (loss) before
     accounting change                $         (0.02)         $          0.12
   Cumulative effect of accounting
     change, net of tax                         (0.27)                       -
                                      ---------------          ---------------
   Net income (loss)                  $         (0.29)         $          0.12
                                      ===============          ===============

Diluted per share:
   Income (loss) before
     accounting change                $         (0.02)         $          0.12
   Cumulative effect of accounting
     change, net of tax                         (0.27)                       -
                                      ---------------          ---------------
   Net income (loss)                  $         (0.29)         $          0.12
                                      ===============          ===============

Weighted average common
   shares outstanding:
   Basic                                       53,047                   54,926
                                      ===============          ===============
   Diluted                                     53,047                   56,232
                                      ===============          ===============

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     December 31, 1999         March 31, 2000
                                     -----------------         ---------------

ASSETS
Current assets:
  Cash and cash equivalents           $        85,261          $       111,600
  Accounts receivable (less
     allowance for doubtful
     accounts of $6,220 in 1999
     and $6,232 in 2000)                      230,792                  209,291
  Inventories                                 140,673                  215,997
  Other current assets                         48,193                   51,094
                                      ---------------          ---------------
Total current assets                          504,919                  587,982

Property and equipment                         36,273                   35,179
Goodwill and other intangibles                 71,456                   70,184
Other assets                                   11,210                    8,762
                                      ---------------          ---------------
 Total assets                         $       623,858          $       702,107
                                      ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
     accrued expenses                 $       236,781          $       302,420
                                      ---------------          ---------------
Total current liabilities                     236,781                  302,420
                                      ---------------          ---------------

Long-term debt:
  Line of credit                               46,022                   44,882
  Convertible notes                           184,864                  186,699
                                      ---------------          ---------------
Total long-term debt                          230,886                  231,581
                                      ---------------          ---------------

Stockholders' equity:
  Preferred stock, $0.01 par value:
     1,000 shares authorized; no
     shares issued or outstanding                   -                        -
  Common stock, $0.01 par value:
     100,000 shares authorized;
     54,654 and 55,382 issued and
     outstanding in 1999 and 2000,
     respectively                                 547                      554
  Additional paid-in capital                  204,283                  210,565
  Retained earnings (deficit)                 (30,013)                 (23,515)
  Accumulated other comprehensive loss        (18,626)                 (19,498)
                                      ---------------          ---------------
Total stockholders' equity                    156,191                  168,106
                                      ---------------          ---------------
Total liabilities and
  stockholders' equity                $       623,858          $       702,107
                                      ===============          ===============
See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                           Three Months Ended March 31
                                      ----------------------------------------
                                            1999                    2000
                                      ---------------          ---------------
OPERATING ACTIVITIES
Net income (loss)                     $       (15,277)         $         6,498
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Depreciation and amortization              3,913                    3,762
     Amortization of debt discount              1,763                    1,834
     Cumulative effect of accounting
       change, net of tax                      14,065                        -
     Unusual charges                                -                    4,814
     Minority interest                            (33)                      36
     Changes in operating assets and
       liabilities, net of effects
       from acquisitions:
          Accounts receivable                  56,630                   19,418
          Inventories                          (4,615)                 (75,774)
          Other operating assets               (1,130)                   1,056
          Accounts payable and
            accrued expenses                  (18,211)                  63,912
                                      ---------------          ---------------
Net cash provided by
  operating activities                         37,105                   25,556

INVESTING ACTIVITIES
Capital expenditures                           (2,644)                  (3,258)
Purchase acquisitions, net of
  cash acquired                                (5,001)                       -
Increase in other assets                         (170)                    (421)
                                      ---------------          ---------------
Net cash used by investing activities          (7,815)                  (3,679)

FINANCING ACTIVITIES
Net payments on revolving
  credit facility                             (36,483)                  (1,112)
Proceeds and tax benefits from
  exercise of stock options and
  warrants                                      4,875                    6,291
                                      ---------------          ---------------
Net cash provided (used) by
  financing activities                        (31,608)                   5,179

Effect of exchange rate changes on
  cash and cash equivalents                      (991)                    (717)
                                      ---------------          ---------------

Net increase (decrease) in cash
  and cash equivalents                         (3,309)                  26,339
Cash and cash equivalents at
  beginning of period                          49,528                   85,261
                                      ---------------          ---------------

Cash and cash equivalents at
  end of period                       $        46,219          $       111,600
                                      ===============          ===============

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

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options, stock warrants and Convertible Notes (see Note 5 to the Consolidated Financial Statements). For the three-months ended March 31, 2000, the Company's dilutive common share equivalents consist of stock options and stock warrants. For the three months ended March 31, 1999, none of the Company's stock options and stock warrants were dilutive due to the Company's net loss. The Convertible Notes were not dilutive for the three months ended March 31, 1999 and 2000.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

1. Basis of Presentation (continued)
   ---------------------------------

COMPREHENSIVE INCOME (LOSS)

In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), the Company is required to report Comprehensive Income which is comprised of net income and other comprehensive income. The statement requires unrealized gains or losses on the Company's available-for-sale securities, unrealized gains or losses on derivative financial instruments and currency translations of foreign investments, which prior to adoption were reported separately in stockholders' equity, to be included as components of "other comprehensive income (loss)." During the first quarter of 1999 and 2000, comprehensive income (loss) totaled ($25,685,000) and $5,626,000, respectively.

2. Unusual Charges
   ---------------

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $4.8 million ($2.9 million or $0.05 per share net of related tax benefits) in the first quarter of 2000 related to the consolidation for losses on the disposal of assets that will not be used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases.

Beginning in the second quarter of 1999 the Company implemented a broad restructuring plan in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. As of March of 2000, the Company's execution of the restructuring plan was substantially complete. As a result of actions taken in accordance with the restructuring plan the Company recorded in 1999 restructuring and other unusual charges of approximately $84.9 million. During the first quarter of 2000 adjustments to this charge were insignificant and are included in the Consolidated Statements of Operations under the caption "Unusual charges."

As a result of the actions discussed above, the Company had approximately $2.6 million in facility consolidation reserves and $0.8 million in restructuring reserves at March 31, 2000. Assets held for disposal at March 31, 2000 totaled $0.9 million and are classified in the Consolidated Balance Sheets under the caption "Other current assets."

3. Cumulative Effect of Accounting Change
   --------------------------------------

The Company recorded in the first quarter of 1999 a cumulative effect adjustment of $14.1 million net of applicable taxes ($0.27 per diluted share) for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which, upon adoption, required the write-off of the unamortized portion of certain capitalized costs. These costs were previously capitalized in accordance with generally accepted accounting principles then in effect.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. Acquisitions and Divestitures
   -----------------------------

During the first quarter of 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services to the wireless communications industry in Brazil. This transaction was accounted for as a purchase and accordingly the consolidated financial statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $20.5 million based upon the future operating results of the Company's Brazilian operations over the five years following the acquisition. Goodwill of approximately $4.9 million resulted from this acquisition. In addition, during the last nine months of 1999, the Company sold WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom, and pursuant to its restructuring plan, terminated or disposed of certain operations in Argentina, China, Poland, Taiwan and the United Kingdom.

The impact of the 1999 acquisition was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

5. Long-term Debt
   --------------

On July 27, 1999, the Company amended and restated its five-year senior secured revolving line of credit facility (the Facility) with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). The Facility, which, subject to various restrictions, allows for borrowings of up to $175 million, matures in June 2002 and generally bears interest, at the Company's option, at: (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50%; or (ii) the rate at which deposits in United States Dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled.

At March 31, 2000, there was approximately $40.1 million outstanding under the Facility, all of which was denominated in foreign currencies, at interest rates ranging from 6.1% to 8.9% (a weighted average rate of 7.0%). In addition, there was an aggregate of $26.4 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Facility is limited by an asset coverage test, which is measured monthly. As of March 31, 2000, unused available funding under the Facility was approximately $55.9 million. In addition to certain net worth and other financial covenants, the Company's Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5. Long-term Debt (continued)
   --------------------------

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan with China Construction Bank Guangzhou Economic Technological Development District Branch. The loan matures in December 2000, bears interest of 6.1% and is denominated in China's local currency, the Renminbi. The loan is supported by a stand-by letter of credit of $5.1 million which was issued under the Facility. In addition, upon maturity the Company intends to renew this loan with the lender or replace it with funding from its Facility. The loan prohibits the borrower from making various changes in its ownership structure.

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness (as defined in the indenture pursuant to which the Convertible Notes were issued) of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At March 31, 2000, the Convertible Notes had an accreted value of $187 million.

Each Convertible Note is convertible at the option of the holder any time prior to maturity. Upon conversion, the Company, at its option, will deliver to the holder 19.109 shares of common stock per Convertible Note or cash equal to the market value of such shares. On or after March 11, 2003, the Convertible Notes may be redeemed at any time by the Company for cash equal to the issue price plus accrued original discount through the date of redemption. In addition, each Convertible Note may be redeemed at the option of the holder on March 11, 2003, 2008 or 2013. The purchase price for each Convertible Note at these redemption dates is approximately $552, $673 and $820, respectively, which is equal to the issue price plus accrued original discount through the date of redemption. The Company may elect at its option to pay for such redemption in cash or common stock, or any combination thereof equaling the purchase price.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6. Operating Segments
   ------------------

The Company operates in markets worldwide and has four reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). These reportable segments represent the Company's four divisions: North America; Asia-Pacific; Europe, Middle East and Africa; and Latin America. These divisions all generate revenues from sales of wireless handsets and related accessories and from fees generated from the provision of integrated logistics services. However, the divisions are managed separately because they operate in different regions of the world.

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, the Company incurred unusual charges in the first quarter of 2000, which materially affected certain operating segments. A summary of the Company's operations by segment with and without the unusual charges is presented below (in thousands):


                                     1999                                2000
                         ----------------------------   ---------------------------------------
                            REVENUES                       REVENUES
                              FROM       INCOME (LOSS)       FROM
                            EXTERNAL         FROM          EXTERNAL
                            CUSTOMERS     OPERATIONS       CUSTOMERS     INCOME FROM OPERATIONS
                         ----------------------------   ---------------------------------------

                                                                         (including  (excluding
                                                                           unusual     unusual
                                                                           charges)    charges)
   THREE MONTHS ENDED
     MARCH 31:
   North America         $    157,019    $      4,991   $    160,817    $     4,838   $   9,638
   Asia-Pacific                99,015          (2,038)       135,240          4,453       4,060
   Europe, Middle East
     and Africa                65,934          (2,184)        99,290          2,725       3,132
   Latin America               41,964             631         75,185          1,180       1,180
                         ------------    ------------   ------------    -----------   ---------
                         $    363,932    $      1,400   $    470,532    $    13,196   $  18,010
                         ============    ============   ============    ===========   =========




                                         DECEMBER 31,    MARCH 31,
          TOTAL SEGMENT ASSETS:               1999          2000
                                         ---------------------------
          North America                  $    334,912   $    372,985
          Asia-Pacific                        104,311        119,792
          Europe, Middle East and Africa      103,705         98,001
          Latin America                        80,930        111,329
                                         ------------   ------------
                                         $    623,858   $    702,107
                                         ============   ============

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7. Contingencies
   -------------

Various lawsuits, claims and proceedings have been or may be asserted against the Company in the normal course of business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position.

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action. The action asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend the action. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

OVERVIEW AND RECENT DEVELOPMENTS
--------------------------------

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Effective in the first quarter of 2000, and applied retroactively to all periods, the Company has reclassified certain amounts related to its services supporting prepaid wireless programs. The reclassification, which reduces revenue and costs of revenue by the same amount, has no impact on gross profit, selling, general and administrative expenses, operating income, net income or earnings per share. The amount of this reclassification was $8.8 million for the first quarter of 1999.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge related to the consolidation for moving costs, the disposal of assets that will not be used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in the first quarter of 2000 was $4.8 million ($2.9 million after applicable taxes) or $0.05 per diluted share.

Beginning in the second quarter of 1999 the Company implemented a broad restructuring plan ("the Plan") in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. As of March of 2000, the Company's execution of the Plan was substantially complete. As a result of actions taken in accordance with the Plan the Company recorded in 1999, restructuring and other unusual charges of approximately $84.9 million. During the first quarter of 2000 adjustments to this charge were insignificant and are included in the Consolidated Statements of Operations under the caption "Unusual charges."

The Company recorded in the first quarter of 1999 a cumulative effect adjustment of $14.1 million net of applicable taxes ($0.27 per diluted share) for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which, upon adoption, required the write-off of the unamortized portion of certain capitalized costs. These costs were previously capitalized in accordance with generally accepted accounting principles then in effect.

RESULTS OF OPERATIONS
---------------------

Due to the significance of the Plan announced by the Company on June 30, 1999, the results of operations have been delineated between results from recurring operations and results from non-recurring operations. Results of recurring operations for the first quarter of 1999 exclude certain operations in Argentina, Poland, Hong Kong, Taiwan, the United Kingdom and two former joint operations in China (these joint operations were replaced by new joint operations beginning in the third quarter of 1999) that were terminated or eliminated pursuant to the Plan. Because the Company's execution of the Plan has been

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

substantially completed, there are no non-recurring operations for the first quarter of 2000. Recurring operations also exclude the impacts of the non-recurring charges related to the facility consolidation in 2000 and the cumulative effect of a change in accounting principle recorded in the first quarter of 1999, which have been shown separately.

RECURRING OPERATIONS

Revenue
-------
                                          Three Months Ended March 31
                                    -----------------------------------------
                                      1999                2000      Change
-----------------------------------------------------------------------------
Revenue                             $ 305,091          $ 470,532      54%
-----------------------------------------------------------------------------

Revenue from recurring operations for the quarter ended March 31, 2000 increased 54%, compared to revenue generated by the same operations in the first quarter of 1999. This growth is due to the increased worldwide demand for wireless products and for the Company's distribution and logistics services. Revenue growth in the first quarter of 2000 is also due in part, to unfilled orders from the end of the fourth quarter of 1999.

Revenue from Recurring Operations by Division:

                                         Three Months Ended March 31
                             ------------------------------------------------
                                       1999                      2000
                             ------------------------------------------------

North America                $ 157,019      51%        $ 160,817      34%

Asia-Pacific                    53,968      18%          135,240      29%

Europe, Middle
   East and Africa              52,140      17%           99,290      21%

Latin America                   41,964      14%           75,185      16%
                             ------------------------------------------------

        Total                $ 305,091     100%        $ 470,532     100%
                             ================================================

Revenue increased 2% in the North America division when comparing the first quarter of 2000 to the same period in 1999 and units handled by this division grew by 34% compared to the first quarter of 1999. These increases resulted primarily from the continued execution of the Company's strategy of focusing on integrated logistics services, which generated lower revenue dollars per handset, but contributed higher gross and operating margins.

Revenue in the first quarter of 2000 increased by 151% in the Asia-Pacific division when compared to the first quarter of 1999, demonstrating the successful implementation of the Plan. Revenue was suppressed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

in the first quarter of 1999 due to inadequate supply of product caused, in part, by our former joint operations in China, which were terminated as part of the Plan. The Company's new joint operations in China have generated higher levels of revenue. In addition, there was substantial revenue growth in our Asia-Pacific operations outside of China due to continued strong demand for wireless handsets and accessories.

The Europe, Middle East and Africa and Latin America divisions experienced revenue growth in the first quarter of 2000 of 90% and 79%, respectively, when compared to the first quarter of 1999, which is indicative of the demand for wireless handsets and accessories in those markets, as well as the execution of our strategies designed for those markets.

Revenue from Recurring Operations by Service Line:

                                              Three Months Ended March 31
                                    -----------------------------------------
                                              1999                   2000
                                    -----------------------------------------

   Wireless handset sales           $ 229,448      75%      $ 361,213     77%
   Wireless accessory sales            49,561      16%         60,971     13%
   Integrated logistics
     services                          26,082       9%         48,348     10%
                                    -----------------------------------------
                                    $ 305,091     100%      $ 470,532    100%
                                    -----------------------------------------

Revenue from recurring operations for the first quarter of 2000 as compared to the same period in 1999 increased 54% due primarily to a 57% increase in revenue from wireless handset sales. Revenue generated from the sale of wireless accessories increased 23% in the first quarter of 2000 when compared to the same period for 1999 and revenue from integrated logistics services increased 85% in the first quarter of 2000 when compared to the same quarter in 1999, resulting from the continued successful execution of the Company's strategy of focusing on higher-margin service lines.

Gross Profit
------------
                                         Three Months Ended March 31
                                    --------------------------------------
                                       1999           2000         Change
--------------------------------------------------------------------------
Gross profit                        $  26,429      $  41,434         57%
Gross margin                              8.7%           8.8%
--------------------------------------------------------------------------

Gross profit from recurring operations for the quarter ended March 31, 2000 increased 57% over the same period in 1999 resulting in gross margin of 8.8%, compared to gross margin of 8.7% in the first quarter of 1999. The slight increase in gross margin was due to better pricing on handsets sold during most of the first quarter of 2000, which was driven by product shortages and strong demand in all markets in which the Company operates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                            Three Months Ended March 31
                                    ------------------------------------------
                                        1999           2000            Change
------------------------------------------------------------------------------
Selling, general and
   administrative expenses          $  21,227       $  23,424           10%
As a percent of  revenue                  7.0%            5.0%
------------------------------------------------------------------------------

Selling, general and administrative expenses incurred in recurring operations for the three months ended March 31, 2000 increased 10% in absolute terms as compared to the same period in the prior year reflecting the increased levels of business activity. However, selling, general and administrative expenses decreased as a percentage of revenue, due primarily to cost reduction measures implemented by the Company.

Income from Operations

                                            Three Months Ended March 31
                                    ------------------------------------------
                                        1999           2000         Change
------------------------------------------------------------------------------
Income from operations              $   5,202       $  18,010         246%
As a percent of revenue                   1.7%            3.8%
------------------------------------------------------------------------------

The increases in income from operations and operating margin (income from operations, as a percent of revenue) from recurring operations for the first quarter of 2000 compared to the same period in 1999 resulted primarily from the growth in revenues, the slight increase in gross margins and the decrease in selling, general and administrative expenses as a percent of revenue.

Net Income from Recurring Operations

                                            Three Months Ended March 31
                                    ------------------------------------------
                                        1999           2000         Change
------------------------------------------------------------------------------
Net income                          $   1,478       $   9,392         535%
Net income per share (diluted) (1)  $    0.03       $    0.17         467%
Weighted average shares outstanding
   (diluted) (1)                       54,252          63,493
------------------------------------------------------------------------------
(1) Reflects an after tax add-back of interest expense of approximately $1.2 million to net income and an increase of approximately 7.3 million in weighted average shares outstanding for the first quarter of 2000 to properly reflect the dilutive effect of the Company's Convertible Notes on net income from recurring operations.

The increase in net income from recurring operations for the first quarter of 2000 as compared to the same period in 1999 resulted primarily from the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

NON-RECURRING OPERATIONS

Non-recurring operations in the first quarter of 1999 included certain operations in Argentina, Poland, Taiwan and the United Kingdom and two joint operations in China, all of which have been terminated or eliminated. In the first quarter of 1999, no non-recurring operations existed as the Plan had been substantially completed. For the first quarter of 1999, non-recurring operations generated revenue of approximately $58.8 million, operating and net losses of $3.8 million and $2.7 million, respectively, and a net loss per diluted share of $0.05. These results of operations reflect the poor performance of the Company's non-recurring operations prior to implementation of the Plan.

NON-RECURRING CHARGES AND OTHER ITEMS

As discussed above, the Company recorded in the first quarter of 1999 a cumulative effect adjustment for a change in accounting principle. The adjustment of $14.1 million ($0.27 per share) is shown net of applicable taxes.

As also discussed above, the Company recorded a non-recurring charge related to its consolidation of four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The total amount of the unusual charge (see Note 2 to the Consolidated Financial Statements) recorded in the first quarter of 2000 was $4.8 million ($2.9 million after applicable taxes) or $0.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
                                       December 31, 1999        March 31, 2000
------------------------------------------------------------------------------
Cash and cash equivalents                 $   85,261              $   111,600
Working capital                           $  268,138              $   285,562
Current ratio                                 2.13:1                   1.94:1
------------------------------------------------------------------------------

Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through income from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital of $17.4 million during the quarter ended March 31, 2000 reflects an increase in cash of $26.3 million, partially offset by the net impact of a decrease in accounts receivable, an increase in inventories and an increase in accounts payable. The Company believes its capital resources are sufficient to continue funding its short-term capital requirements, however, significant expansion of operations in the future may require the Company to raise additional capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

Net cash provided by operating activities was $25.6 million for the quarter ended March 31, 2000 as compared to $37.1 million in the comparable prior period. The decrease in net cash provided by operating activities was primarily attributable to a larger increase in inventories and a smaller decrease in accounts receivable than experienced during the first quarter of 1999, partially offset by an increase in accounts payable and an increase in the Company's earnings for the period. However, the Company has continued to improve its cash conversion cycle. As of March 31, 2000, days sales outstanding in accounts receivable was approximately 37 days, compared to days sales outstanding of approximately 46 days at March 31, 1999. During the first quarter of 2000, annualized inventory turns were 10 times, compared to 9 times during the first quarter of 1999. Average days costs in accounts payable were 44 days for the first quarter of 2000, compared to 31 days for the first quarter of 1999. These improvements combined to create a decrease in cash conversion cycle days to 31 days in the first quarter of 2000 from 57 days in the same period of 1999.

Net cash used by investing activities for the three months ended March 31, 2000 was $3.7 million as compared to $7.8 million in the first quarter of 1999. The change between periods is primarily comprised of a reduction in the amounts of cash expended for acquisition activities. The net cash provided by financing activities for the three months ended March 31, 2000 was comprised primarily of proceeds from the exercise of stock options. The net cash used by financing activities for the three months ended March 31, 1999 was primarily the result of payments on the Company's line of credit partially offset by proceeds from the exercise of stock options.

The Company's long-term debt at March 31, 2000 includes the Company's zero-coupon, subordinated, convertible notes (the Convertible Notes), which have an aggregate principal amount at maturity of $380 million ($1,000 face value per Convertible Note). The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. The accreted value of the Convertible Notes was approximately $187 million at March 31, 2000. The remainder of the Company's long-term debt is comprised of borrowings or permitted indebtedness under its senior secured revolving line of credit facility which has been periodically modified. The Facility provides the Company, based upon a borrowing base calculation, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios. See Note 5 to the Consolidated Financial Statements.

Many of the Company's assets are pledged as collateral for borrowings under the Facility and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could limit the Company's ability to implement its expansion plans. The Company is also subject to certain covenants as more fully described in Note 5 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL MARKET RISK MANAGEMENT
--------------------------------

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate interest rate risks, the Company has utilized interest rate swaps to convert certain portions of its variable rate debt to fixed rate debt. To mitigate foreign currency exchange rate risks, the Company utilizes derivative financial instruments under a risk management program approved by the Company's Board of Directors. The Company does not use derivative instruments for speculative or trading purposes.

The Company is exposed to changes in interest rates on its variable interest rate revolving line of credit. A 10% increase in short-term borrowing rates during the quarter ended March 31, 2000 would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at March 31, 2000.

A substantial portion of the Company's revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in a decrease of approximately $0.6 million in the Company's results of operations for the three months ended March 31, 2000. The same adverse change in exchange rates would have resulted in a $3.7 million increase in the fair value of the Company's cash flow and net investment hedges open at March 31, 2000. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time, involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position.

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the Court into a single action. The action asserts claims under sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend these actions. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Changes in Securities

During the quarter ended March 31, 2000, the Company issued to the respective sellers, 1,029,434 unregistered shares of the Company's common stock for payment of contingent consideration in connection with the March 31, 1998 acquisition of Wireless Fulfillment Services, LLC. The value of this share issuance of $12,610,567 was reflected in the Company's consolidated balance sheet as of December 31, 1999.

The foregoing securities issuances were made in reliance on the exemptions from registration provided by Section 4(2) (issuances not involving a public offering) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by the Company in connection with such issuances.

Item 6. Exhibits

(a) Exhibits
    --------

     The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 21 of this report.

(b) Reports on Form 8-K
    -------------------

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Brightpoint, Inc.
                                    -----------------
                                     (Registrant)



Date     May 12, 2000               /s/ Phillip A. Bounsall
    -----------------------         -----------------------------------------
                                    Phillip A. Bounsall
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date     May 12, 2000               /s/ John P. Delaney
    -----------------------         -----------------------------------------
                                    John P. Delaney
                                    Vice President, Chief Accounting Officer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.                        Description
----------                         -----------

10.1 Amendment No. 1 to Second Amended and Restated Multicurrency Credit Agreement made as of March 30, 2000

11   Statement Re: Computation of Earnings Per Share

27   Financial Data Schedule for the Three Months Ended March 31, 2000

99   Cautionary Statements