Form 10-Q
period 2000-06-30
BRIGHTPOINT INC
filed 2000-08-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000
                               -------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                     to
                               ---------------------    -----------------------

Commission file number:        0-23494
                       --------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Number of shares of common stock outstanding at August 10, 2000: 55,635,477 shares

                                BRIGHTPOINT, INC.
                                      INDEX
                                                                       Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
             Three and Six Months Ended June 30, 1999 and 2000.............3


         Consolidated Balance Sheets
             December 31, 1999 and June 30, 2000...........................4


         Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1999 and 2000.......................5

         Notes to Consolidated Financial Statements........................6

         ITEM 2

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations................13

         ITEM 3

         Quantitative and Qualitative Disclosures
             About Market Risk............................................20


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings................................................21

         ITEM 4

         Submission of Matters to a Vote of Security Holders..............21

         ITEM 6

         Exhibits.........................................................21

Signatures................................................................22

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30                            June 30
                                                            1999            2000               1999              2000
                                                        -------------    -------------     -------------     -------------
Revenue                                                 $   399,032      $   455,815       $   762,964       $   926,347
Cost of revenue                                             378,287          413,921           713,832           843,019
                                                        -------------    -------------     -------------     -------------

Gross profit                                                 20,745           41,894            49,132            83,328

Selling, general and administrative expenses                 36,284           23,391            63,271            46,815
Restructuring and other unusual charges                      65,517              517            65,517             5,331
                                                        -------------    -------------     -------------     -------------

Income (loss) from operations                               (81,056)          17,986           (79,656)           31,182

Interest expense                                              3,812            3,653             7,100             6,940
                                                        -------------    -------------     -------------     -------------

Income (loss) before income taxes, minority interest
    and accounting change                                   (84,868)          14,333           (86,756)           24,242
Income taxes                                                  5,646            4,986             5,003             8,361
                                                        -------------    -------------     -------------     -------------

Income (loss) before minority interest and
    accounting change                                       (90,514)           9,347           (91,759)           15,881
Minority interest                                                 -               94               (33)              130
                                                        -------------    -------------     -------------     -------------

Income (loss) before accounting change                      (90,514)           9,253           (91,726)           15,751
Cumulative effect of accounting change, net of tax                -                -           (14,065)                -
                                                        -------------    -------------     -------------     -------------

Net income (loss)                                       $   (90,514)     $     9,253       $  (105,791)      $    15,751
                                                        =============    =============     =============     =============

Basic per share:
    Income (loss) before accounting change              $     (1.70)     $      0.17       $     (1.73)      $      0.29
    Cumulative effect of accounting change, net of tax            -                -             (0.26)                -
                                                        -------------    -------------     -------------     -------------
    Net income (loss)                                   $     (1.70)     $      0.17       $     (1.99)      $      0.29
                                                        =============    =============     =============     =============

Diluted per share:
    Income (loss) before accounting change              $     (1.70)     $      0.16       $     (1.73)      $      0.28
    Cumulative effect of accounting change, net of tax            -                -             (0.26)                -
                                                        -------------    -------------     -------------     -------------
    Net income (loss)                                   $     (1.70)     $      0.16       $     (1.99)      $      0.28
                                                        =============    =============     =============     =============

Weighted average common shares outstanding:
    Basic                                                    53,304           55,543            53,176            55,235
                                                        =============    =============     =============     =============
    Diluted                                                  53,304           63,601            53,176            56,274
                                                        =============    =============     =============     =============

See accompanying notes.


                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    December 31,   June 30,
                                                        1999         2000
                                                     ---------    ---------

ASSETS
Current assets:
  Cash and cash equivalents                          $  85,261    $  81,191
  Accounts receivable (less allowance for doubtful
    accounts of $6,220 in 1999 and $7,098 in 2000)     230,792      192,995
  Inventories                                          140,673      206,044
  Other current assets                                  48,193       54,420
                                                     ----------   ----------
Total current assets                                   504,919      534,650

Property and equipment                                  36,273       35,460
Goodwill and other intangibles                          71,456       73,195
Other assets                                            11,210        9,349
                                                     ----------   ----------

Total assets                                         $ 623,858    $ 652,654
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $ 236,781    $ 238,645
                                                     ----------   ----------
Total current liabilities                              236,781      238,645

Long-term debt:
    Line of credit                                      46,022       47,479
    Convertible notes                                  184,864      188,561
                                                     ----------   ----------
Total long-term debt                                   230,886      236,040
                                                     ----------   ----------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding              -            -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 54,654 and 55,651 issued and
    outstanding in 1999 and 2000, respectively             547          557
  Additional paid-in capital                           204,283      213,389
  Retained earnings (deficit)                          (30,013)     (14,262)
  Accumulated other comprehensive loss                 (18,626)     (21,715)
                                                     ----------   ----------
Total stockholders' equity                             156,191      177,969
                                                     ----------   ----------

Total liabilities and stockholders' equity           $ 623,858    $ 652,654
                                                     ==========   ==========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               Six Months Ended June 30
                                                              -------------------------
                                                                  1999          2000
                                                              -------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $(105,791)   $  15,751
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Depreciation and amortization                             8,386        7,256
         Amortization of debt discount                             3,554        3,697
         Cumulative effect of accounting change, net of tax       14,065            -
         Restructuring and other unusual charges                  84,972        5,331
         Minority interest                                           (33)         130
         Changes in operating assets and liabilities, net of
           effects from acquisitions:
              Accounts receivable                                 38,836       32,677
              Inventories                                          9,233      (66,572)
              Other operating assets                              (3,421)      (3,553)
              Accounts payable and accrued expenses              (18,337)       1,934
                                                               ----------   ----------
Net cash provided (used) by operating activities                  31,464       (3,349)

INVESTING ACTIVITIES
Capital expenditures                                              (5,685)      (6,975)
Purchase acquisitions, net of cash acquired                       (5,860)      (4,550)
Decrease in funded contract financing receivables                 12,351        2,054
Increase in other assets                                            (780)        (645)
                                                               ---------    ----------
Net cash provided (used) by investing activities                      26      (10,116)

FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility           (47,000)       1,485
Proceeds and tax benefits from exercise of stock options
     and warrants                                                  5,119        9,089
                                                               ----------   ----------
Net cash provided (used) by financing activities                 (41,881)      10,574

Effect of exchange rate changes on cash and cash equivalents        (122)      (1,179)
                                                               ----------   ----------

Net decrease in cash and cash equivalents                        (10,513)      (4,070)
Cash and cash equivalents at beginning of period                  49,528       85,261
                                                               ----------   ----------

Cash and cash equivalents at end of period                     $  39,015    $  81,191
                                                               ==========   ==========
See accompanying notes.


                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations for the three and six months ended June 30, 2000 and the unaudited consolidated statement of cash flows for the six months ended June 30, 2000 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options, stock warrants and the Convertible Notes.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.     Basis of Presentation (continued)
       ---------------------------------

NET INCOME (LOSS) PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 1999 and 2000:

                                                                Three Months             Six Months
                                                               Ended June 30           Ended June 30
                                                            1999          2000       1999         2000
                                                          ---------    ---------   ---------    ---------
Basic:
Net income (loss)                                         $ (90,514)   $   9,253   $(105,791)   $  15,751
                                                          ==========   ==========  ==========   ==========

Weighted average shares outstanding                          53,304       55,543      53,176       55,235
                                                          ==========   ==========  ==========   ==========

Per share amount                                          $   (1.70)   $    0.17   $   (1.99)   $    0.29
                                                          ==========   ==========  ==========   ==========

Diluted:
Net income (loss)                                         $ (90,514)   $   9,253   $(105,791)   $  15,751
Interest add-back for dilution of Convertible Notes               -        1,192           -            -
                                                          ----------   ----------  ----------   ----------
Adjusted net income (loss)                                $ (90,514)   $  10,445   $(105,791)   $  15,751
                                                          ==========   ==========  ==========   ==========

Weighted average shares outstanding                          53,304       55,543      53,176       55,235
Net effect of dilutive stock options and stock
      warrants-based on the treasury stock method using
      average market price                                        -          797           -        1,039
Effect of Convertible Notes                                       -        7,261           -            -
                                                          ----------   ----------  ----------   ----------
Total weighted average shares outstanding                    53,304       63,601      53,176       56,274
                                                          ==========   ==========  ==========   ==========

Per share amount                                          $   (1.70)   $    0.16   $   (1.99)   $    0.28
                                                          ==========   ==========  ==========   ==========


COMPREHENSIVE INCOME (LOSS)

In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), the Company is required to report Comprehensive Income which is comprised of net income and other comprehensive income. The statement requires unrealized gains or losses on the Company's available-for-sale securities, unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments, which prior to adoption were reported separately in stockholders' equity, to be included as components of "other comprehensive income (loss)." During the three and six months ended June 30, 1999, comprehensive loss totaled $86.5 million and $112.2 million, respectively, and during the three and six months ended June 30, 2000, comprehensive income totaled $7.0 million and $12.7 million, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

2.     Restructuring and Other Unusual Charges

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $5.7 million ($3.4 million or $0.06 per share net of related tax benefits) during the first and second quarters of 2000, related to the consolidation for losses on the disposal of assets that will not be used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases.

Beginning in the second quarter of 1999, the Company implemented a broad restructuring plan (the Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. The Plan included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and cost reduction initiatives in selected operating subsidiaries and its regional and corporate operations. As of July of 2000, the Company's execution of the Plan was substantially complete. As a result of actions taken in accordance with the Plan the Company recorded during the second quarter of 1999 restructuring and other unusual charges of approximately $85.0 million. Adjustments to this charge subsequent to June 30, 1999, were insignificant. The aforementioned charges have been recorded within the following captions in the Consolidated Statements of Operations for the three and six months ended June 30, 1999
(in millions):

              Cost of revenue                                 $ 7.4
              Selling, general and administrative expenses      7.6
              Restructuring and other unusual charges          65.5
              Income taxes                                      4.5
                                                              -----
                                                              $85.0
                                                              =====

As a result of the actions discussed above, the Company had approximately $2.9 million in facility consolidation reserves and $0.4 million in restructuring reserves at June 30, 2000. Assets held for disposal at June 30, 2000, were not significant.

3.     Cumulative Effect of Accounting Change

The Company recorded in the first quarter of 1999, a cumulative effect adjustment of $14.1 million net of applicable taxes ($0.26 per diluted share) for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which, upon adoption, required the write-off of the unamortized portion of certain capitalized costs. These costs were previously capitalized in accordance with generally accepted accounting principles then in effect.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

4.     Acquisitions and Divestitures
       ------------------------------

During the second quarter of 2000, the Company made cash payments of contingent consideration totaling $4.6 million related to purchase acquisitions completed prior to 1999. These payments resulted in additional goodwill being recorded in the second quarter of 2000, that is being amortized over the remaining amortization periods of the related acquisitions.

During the six months ended June 30, 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services to the wireless communications industry in Brazil. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $20.5 million based upon the future operating results of the Company's Brazilian operations over the five years following the acquisition. Goodwill of approximately $4.9 million resulted from this acquisition. In addition, during the last nine months of 1999, the Company sold WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom, and pursuant to its restructuring plan, terminated or disposed of certain operations in Argentina, China, Poland, Taiwan and the United Kingdom.

The impact of the 1999 acquisition was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

5.     Accounts Receivable Securitizations

During the six months ended June 30, 2000, the Company sold a portion of its accounts receivable to financing organizations in certain of its markets in order to reduce the credit and collection risk associated with those accounts receivable and to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sales of accounts receivable during the six months ended June 30, 2000 totaled $37.3 million (4% of revenues) and fees incurred in connection with these sales were not significant.

6.     Long-term Debt

On July 27, 1999, the Company amended and restated its five-year senior secured revolving line of credit facility (the Facility) with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). The Facility, which subject to various restrictions allows for borrowings of up to $175 million, matures in June 2002, and generally bears interest, at the Company's option, at: (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50%; or (ii) the rate at which deposits in United States Dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

6.     Long-term Debt (continued)

At June 30, 2000, there was approximately $42.7 million outstanding under the Facility, all of which was denominated in foreign currencies, at interest rates ranging from 5.8% to 8.0% (a weighted average rate of 6.6%). In addition, there was an aggregate of $26.2 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Facility is limited by an asset coverage test, which is measured monthly. As of June 30, 2000, available funding under the Facility was approximately $32.3 million. In addition to certain net worth and other financial covenants, the Company's Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets. During the first six months of 2000, the Company and the Banks entered into two amendments to the Facility which modified certain financial covenants and Facility limitations to reflect the Company's improved financial performance and to better address its financing objectives. These modifications are not considered material.

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

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At June 30, 2000, the Convertible Notes had an accreted value of $189 million.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

7.     Operating Segments

The Company operates in markets worldwide and has four reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). These reportable segments represent the Company's four divisions: North America; Asia-Pacific; Europe, Middle East and Africa; and Latin America. These divisions all generate revenues from sales of wireless handsets, accessory programs and fees generated from the provision of integrated logistics services. However, the divisions are managed separately because they operate in different regions of the world.

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, the Company incurred restructuring and other unusual charges, which materially affected certain operating segments. A summary of the Company's operations by segment with and without the restructuring and other unusual charges is presented below (in thousands):

                                      1999                                  2000
                      ------------------------------------   -------------------------------------
                       REVENUES      INCOME      INCOME      REVENUES      INCOME       INCOME
                        FROM         (LOSS)      (LOSS)        FROM        (LOSS)       (LOSS)
                      EXTERNAL        FROM        FROM       EXTERNAL       FROM         FROM
                      CUSTOMERS    OPERATIONS  OPERATIONS(1) CUSTOMERS   OPERATIONS  OPERATIONS(1)
                      ---------    ----------  ------------- ---------   ----------  -------------
THREE MONTHS ENDED
   JUNE 30:
North America         $ 164,212    $   3,680    $   3,680    $ 155,304   $  10,741    $  11,642
Asia-Pacific             97,720      (37,649)      (1,442)     131,609       6,414        5,428
Europe, Middle East
   and Africa            72,164      (43,590)      (2,755)     103,120       2,321        2,923
Latin America            64,936       (3,497)         (64)      65,782      (1,490)      (1,490)
                      ----------   ----------   ----------   ----------  ----------   ----------
                      $ 399,032    $ (81,056)   $    (581)   $ 455,815   $  17,986    $  18,503
                      ==========   ==========   ==========   ==========  ==========   ==========

SIX MONTHS ENDED
   JUNE 30:
North America         $ 321,231    $   8,670    $   8,670    $ 316,121   $  15,579    $  21,280
Asia-Pacific            196,735      (39,687)      (3,481)     266,849      10,868        9,488
Europe, Middle East
   and Africa           138,098      (45,773)      (4,937)     202,410       5,045        6,055
Latin America           106,900       (2,866)         567      140,967        (310)        (310)
                      ----------   ----------   ----------   ----------  ----------   ----------
                      $ 762,964    $ (79,656)   $     819    $ 926,347   $  31,182    $  36,513
                      ==========   ==========   ==========   ==========  ==========   ==========

(1) Excludes restructuring and other unusual charges - see Note 2.


                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

7.     Operating Segments (continued)
       ------------------------------


                                               DECEMBER 31,      JUNE 30,
          TOTAL SEGMENT ASSETS:                   1999             2000
                                              -------------    ------------
          North America (1)                   $  334,912       $  302,667
          Asia-Pacific                           104,311          122,558
          Europe, Middle East and Africa         103,705          101,849
          Latin America                           80,930          125,580
                                              -------------    ------------
                                              $  623,858       $  652,654
                                              =============    ============

          (1) Includes assets of the Company's corporate operations.

8.     Contingencies

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

Effective in the first quarter of 2000 and applied retroactively to all periods, the Company has reclassified certain amounts related to its services supporting prepaid wireless telecommunications. The reclassification, which reduces revenue and costs of revenue by the same amount, has no impact on gross profit, selling, general and administrative expenses, operating income, net income or earnings per share. The amount of this reclassification was $15.0 million and $23.8 million for the three and six months ended June 30, 1999, respectively.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge related to the consolidation for losses on the disposal of assets that will not be used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The aggregate amount of the charge recorded during the six months ended June 30, 2000, was $5.7 million ($3.4 million after applicable taxes) or $0.06 per diluted share.

Beginning in the second quarter of 1999 the Company implemented a broad restructuring plan (the Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. The Plan included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and cost reduction initiatives in selected operating subsidiaries and its regional and corporate operations. As of July of 2000, the Company's execution of the Plan was substantially complete. As a result of actions taken in accordance with the Plan the Company recorded during the second quarter of 1999, restructuring and other unusual charges of approximately $85.0 million. Adjustments to this charge subsequent to June 30, 1999, were insignificant. The aforementioned charges have been recorded within the following captions in the Consolidated Statements of Operations for the three and six months ended June 30, 1999 (in millions):

          Cost of revenue                                $  7.4
          Selling, general and administrative expenses      7.6
          Restructuring and other unusual charges          65.5
          Income taxes                                      4.5
                                                         -------
                                                         $ 85.0
                                                         =======

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

The Company recorded in the first quarter of 1999, a cumulative effect adjustment of $14.1 million net of applicable taxes ($0.26 per diluted share) for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which, upon adoption, required the write-off of the unamortized portion of certain capitalized costs. These costs were previously capitalized in accordance with generally accepted accounting principles then in effect.

RESULTS OF OPERATIONS

Due to the significance of the Plan announced by the Company on June 30, 1999, results of operations have been delineated between results from recurring operations and results from non-recurring operations. Results of recurring operations for the three and six months ended June 30, 1999, exclude certain operations in Argentina, Poland, Hong Kong, Taiwan, the United Kingdom and two former joint operations in China (these joint operations were replaced by new joint operations beginning in the third quarter of 1999) that were terminated or eliminated pursuant to the Plan. Because the Company's execution of the Plan has been substantially completed, there are no non-recurring operations in 2000. Recurring operations also exclude the impacts of the non-recurring charges related to our facility consolidation in 2000, the cumulative effect of a change in accounting principle in 1999 and non-recurring charges related to the Plan in 1999 and 2000, all of which have been discussed above.


RECURRING OPERATIONS

Revenue

                 Three Months Ended June 30         Six Months Ended June 30
              ------------------------------------------------------------------
                1999         2000      Change      1999        2000      Change
--------------------------------------------------------------------------------
Revenue       $355,607     $455,815      28%     $660,698     $926,347     40%
--------------------------------------------------------------------------------

Revenue from recurring operations in the quarter ended June 30, 2000, increased 28%, compared to revenue generated by recurring operations in the second quarter of 1999. For the six months ended June 30, 2000, revenue from recurring operations increased 40% from the same period in the prior year. Units handled for the three and six months ended June 30, 2000, increased 40% and 46%, respectively, from the same periods in the prior year.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Revenue from Recurring Operations by Division:

                               Three Months Ended June 30                  Six Months Ended June 30
                          -------------------------------------   ----------------------------------------
                             1999               2000                  1999                 2000
                          -------------------------------------   ----------------------------------------
North America             $164,212     46%    $155,304      34%      $321,231     48%    $316,121      34%

Asia-Pacific                62,315     18%     131,609      29%       116,283     18%     266,849      29%

Europe, Middle East and
  Africa                    64,144     18%     103,120      23%       116,284     18%     202,410      22%

Latin America               64,936     18%      65,782      14%       106,900     16%     140,967      15%
                          -------------------------------------   ----------------------------------------

        Total             $355,607    100%    $455,815     100%      $660,698    100%    $926,347     100%
                          =====================================   ========================================

Units handled in the North America division grew by 34%, when comparing the second quarter of 2000 to the same period in 1999, while revenue in this division declined slightly compared to the second quarter of 1999. These changes resulted primarily from the continued execution of the Company's strategy of focusing on integrated logistics services, which generated lower revenue dollars per handset, but contributed higher gross and operating margins. In this division, 70% of the units handled were processed as integrated logistics services units, a substantial increase from units attributable to integrated logistics services of 55% in the second quarter of 1999. Additionally, revenue from accessory programs decreased due primarily to program reductions by network operator customers during the second quarter of 2000.

Units handled grew by 187% in the Asia-Pacific division, compared to recurring operations for the second quarter of 1999, demonstrating the successful implementation of the Plan. Units handled and revenue were suppressed in the second quarter of 1999, due to the previously reported termination of joint operations in China, in accordance with the Plan. The Company's new joint operations in China have generated substantial unit volumes.

Growth in units handled in the Europe, Middle East and Africa and Latin America divisions resulted from the level of demand for wireless handsets in those markets, as well as the execution of our strategies designed for those markets. Units handled in the second quarter of 2000, grew by 42% and 8% for the Europe, Middle East and Africa and Latin America divisions, respectively, when compared to recurring operations for the second quarter of 1999.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Revenue from Recurring Operations by Service Line:

                                      Three Months Ended June 30              Six Months Ended June 30
                                -----------------------------------   ------------------------------------
                                  1999               2000               1999                2000
                                -----------------------------------   ------------------------------------
Sales of wireless handsets      $274,332     77%   $356,886     78%   $506,513      77%   $718,099     78%
Accessory programs                54,915     16%     50,295     11%    104,476      16%    111,266     12%
Integrated logistics services     26,360      7%     48,634     11%     49,709       7%     96,982     10%
                                -----------------------------------   ------------------------------------
                                $355,607    100%   $455,815    100%   $660,698     100%   $926,347    100%
                                -----------------------------------   ------------------------------------

Revenue from recurring operations for the three and six months ended June 30, 2000, as compared to the same periods in 1999 increased 28% and 40% due primarily to increases of 30% and 42%, respectively, in revenue from wireless handset sales for those same periods. Revenue from integrated logistics services for the three and six months ended June 30, 2000, as compared to the same periods in 1999 increased 84% and 95%, respectively, resulting from the continued successful execution of the Company's strategy of focusing on this higher-margin line of business. Revenue generated from accessory programs decreased 8% in the second quarter of 2000, when compared to the same period for 1999 primarily due to program reductions by North American network operator customers during the second quarter of 2000. For the six months ended June 30, 2000, accessory program revenue increased 6% when compared to the first half of 1999.

Gross Profit

                            Three Months Ended June 30                   Six Months Ended June 30
                   -----------------------------------------  ----------------------------------------
                      1999            2000        Change          1999            2000         Change
------------------------------------------------------------------------------------------------------
Gross profit       $  29,331      $  41,894         43%        $  55,760      $  83,328          49%
Gross margin             8.2%           9.2%                         8.4%           9.0%
------------------------------------------------------------------------------------------------------

Gross profit from recurring operations for the three and six months ended June 30, 2000, increased 43% and 49%, respectively, over the same periods in 1999 resulting in gross margins of 9.2% and 9.0% for the three and six months ended June 30, 2000, as compared to gross margins of 8.2% and 8.4% for the comparable prior periods. Gross margins increased due to i) changes in the mix of revenue by service line and ii) improved margins realized on integrated logistics services, which were created through the Company's leveraging of fixed costs related to providing those services. The significant increase in the units handled in our integrated logistics services operations in North America, and the leverage realized thereby, was a primary contributor to the margin increase.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECURRING OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                  Three Months Ended June 30              Six Months Ended June 30
                              -----------------------------------  -----------------------------------
                                1999         2000      Change        1999         2000        Change
------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses    $ 23,384    $ 23,391       0%      $  44,611    $  46,815          5%
As a percent of  revenue           6.6%        5.1%                    6.8%         5.1%
------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses incurred in recurring operations during the second quarter of 2000, were virtually the same as those incurred in the second quarter of 1999, and decreased from 6.6% of revenue in the second quarter of 1999, to 5.1% of revenue in the same period of 2000. For the six months ended June 30, 2000, selling, general and administrative expenses increased 5% to $46.8 million (5.1% of revenue) as compared to $44.6 million (6.8% of revenue) from recurring operations for the same period in the prior year. The improvements as a percent of revenue were primarily due to cost reduction measures implemented by the Company.

Income from Recurring Operations

                                        Three Months Ended June 30                 Six Months Ended June 30
                                  ---------------------------------------   -----------------------------------------
                                       1999           2000       Change        1999           2000         Change
---------------------------------------------------------------------------------------------------------------------
Income from operations               $  5,947      $  18,503        211%       $ 11,149     $ 36,513           228%
As a percent of revenue                   1.7%           4.1%                       1.7%         3.9%
---------------------------------------------------------------------------------------------------------------------

The increases in income from operations and operating margins (income from operations as a percent of revenue) resulted primarily from the growth in revenues, the increase in gross margins and the decrease in selling, general and administrative expenses as a percent of revenue.

Net Income from Recurring Operations

                                                Three Months Ended June 30       Six Months Ended June 30
                                          ---------------------------------   ------------------------------
                                              1999       2000       Change      1999       2000    Change
------------------------------------------------------------------------------------------------------------
Net income                                 $  1,386    $  9,410      579%     $ 2,864   $ 18,802     556%
Net income per share (diluted) (1)         $   0.03    $   0.17      467%     $  0.05   $   0.33     560%
Weighted average shares outstanding
   (diluted) (1)                             53,403      63,601                53,928     63,535
------------------------------------------------------------------------------------------------------------

 (1) For the three and six months ended June 30, 2000, reflects an after tax add-back of interest expense of $1.2 million and $2.4 million, respectively, to net income and an increase of 7.3 million in weighted average shares outstanding for those periods to properly reflect the dilutive effect of the Company's Convertible Notes on net income from recurring operations.

The increase in net income from recurring operations for the three and six months ended June 30, 2000, as compared to the same periods in 1999, resulted primarily from the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NON-RECURRING OPERATIONS

Non-recurring operations in 1999 included certain operations in Argentina, Poland, Taiwan and the United Kingdom and two joint operations in China, all of which have been terminated or eliminated. In the first and second quarters of 2000, no non-recurring operations existed as the Plan had been substantially completed. For the second quarter of 1999, non-recurring operations generated revenue of $43.4 million, operating and net losses of $6.5 million and $6.9 million, respectively, and a net loss per diluted share of $0.13. For the six months ended June 30, 1999, non-recurring operations generated revenue of $102.3 million, operating and net losses of $10.3 million and $9.6 million, respectively, and a net loss per diluted share of $0.18. These results of operations reflect the poor performance of the Company's non-recurring operations in the two quarters immediately preceding the implementation of the Plan.

OUTLOOK

The Company's Latin America division has continued to underperform when compared to the Company's other divisions, caused primarily by the operating results experienced in certain of the Company's Latin America operations. Based on the current environment and the relatively small size of the Company's operations in those markets, the Company currently expects the negative impact of the Company's operations in those markets to limit profitability in its Latin America division for at least the third and fourth quarters of 2000.


Due to what the Company believes to be an oversupply of wireless handsets in certain markets, the Company expects its gross margins for the remainder of 2000 to be less than the gross margin it earned in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

                                   December 31, 1999     June 30, 2000
--------------------------------------------------------------------------
Cash and cash equivalents              $  85,261           $  81,191
Working capital                        $ 268,138           $ 296,005
Current ratio                           2.13 : 1            2.24 : 1
--------------------------------------------------------------------------

Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital of $27.9 million during the six months ended June 30, 2000, was primarily the result of an increase in inventories partially offset by a decrease in accounts receivable. The Company believes that cash flow from operations, vendor financing and available borrowing capacity under its revolving line of credit facility will be sufficient to continue funding its short-term capital requirements, however, significant expansion of operations in the future may require the Company to raise additional equity and/or debt capital.

Net cash used by operating activities was $3.3 million for the six months ended June 30, 2000, as compared to cash provided by operating activities of $31.5 million in the comparable prior period. The decrease in cash flow from operations was primarily attributable to an increase in inventories and a smaller decrease in accounts receivable than experienced during the first quarter of 1999, partially offset by an increase in the Company's earnings for the period.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of June 30, 2000, days sales outstanding in accounts receivable was approximately 35 days, compared to days sales outstanding of approximately 43 days at June 30, 1999. This reduction is attributable to the successful acceleration of the Company's accounts receivable collection cycle, as well as sales, in certain markets, of accounts receivable to financing organizations (see Note 5 to the Consolidated Financial Statements). These transactions have been treated as sales pursuant to the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sale of accounts receivable during the first half of 2000 totaled $37.3 million (4% of revenue). During the second quarter of 2000, annualized inventory turns were 8 times, compared to 11 times during the second quarter of 1999. Average days costs in accounts payable were 46 days for the second quarter of 2000, compared to 28 days for the second quarter of 1999. These changes combined to create a decrease in cash conversion cycle days to 35 days in the second quarter of 2000, from 47 days in the same period of 1999.

Net cash used by investing activities for the six months ended June 30, 2000, was $10.1 million as compared to nominally positive cash provided by investing activities in the comparable prior period. The change between periods is primarily comprised of a reduction in cash provided by the Company's contract financing activities. Net cash provided by financing activities for the six months ended June 30, 2000, was comprised primarily of proceeds from the exercise of stock options. Net cash used by financing activities for the six months ended June 30, 1999, was primarily the result of payments on the Company's line of credit partially offset by proceeds from the exercise of stock options.

The Company's long-term debt at June 30, 2000, includes the Company's zero-coupon, subordinated, convertible notes (the Convertible Notes) which have an aggregate principal amount at maturity of $380.0 million ($1,000 face value per Convertible Note). The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. The accreted value of the Convertible Notes was approximately $189 million at June 30, 2000. The remainder of the Company's long-term debt is comprised of borrowings or permitted indebtedness under its senior secured revolving line of credit facility ("the Facility") which has been periodically modified. The Facility provides the Company, based upon a borrowing base calculation, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios. See Note 6 to the Consolidated Financial Statements.

Many of the Company's assets are pledged as collateral for borrowings under the Facility and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could limit the Company's ability to implement its expansion plans. The Company is also subject to certain covenants as more fully described in Note 6 to the Consolidated Financial Statements.

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

The Company is exposed to changes in interest rates on its variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter ended June 30, 2000, would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at June 30, 2000.

A substantial portion of the Company's revenue and expenses are transacted in markets outside of the United States and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in a decrease in results of operations of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2000, respectively. The same adverse change in exchange rates would have resulted in a $4.2 million increase in the fair value of the Company's cash flow and net investment hedges open at June 30, 2000. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

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

Item 4.     Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on May 18, 2000, to elect one (1) Class III director.

The one (1) Class III director is to hold office until the Annual Meeting of Stockholders to be held in 2003 and until his successor has been duly elected and qualified. The results of the vote to elect the one (1) Class III director were as follows:

            John W. Adams received 49,788,542 votes for and 0 votes against. 1,084,743 votes were withheld.


Item 6.     Exhibits

(a)  Exhibits

       The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 23 of this report.

(b)  Reports on Form 8-K

       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Brightpoint, Inc.
                                     -----------------
                                        (Registrant)



Date     August 14, 2000             /s/ Phillip A. Bounsall
    -------------------------        ---------------------------------------

                                     Phillip A. Bounsall
                                     Executive Vice President,
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date     August 14, 2000             /s/ John P. Delaney
    -------------------------        ---------------------------------------

                                     John P. Delaney
                                     Vice President, Chief Accounting Officer
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                           Description
-----------                           -----------

  10.1 Amendment No. 2 to Second Amended and Restated Mutilcurrency Credit Agreement made as of June 28, 2000

  27         Financial Data Schedule for the Six Months Ended June 30, 2000

  99         Cautionary Statements