Form 10-Q
period 2000-09-30
BRIGHTPOINT INC
filed 2000-11-13
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 2000
                               --------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to
                               --------------------   ------------------------

Commission file number:        0-23494
                        ------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


       Number of shares of common stock outstanding at November 9, 2000:
                               55,663,151 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1999 and 2000.......3


         Consolidated Balance Sheets
              December 31, 1999 and September 30, 2000......................4


         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1999 and 2000.................5

         Notes to Consolidated Financial Statements.........................6

         ITEM 2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations................15

         ITEM 3

         Quantitative and Qualitative Disclosures
              About Market Risk............................................23


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings.................................................24

         ITEM 6

         Exhibits..........................................................24

Signatures.................................................................25

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended           Nine Months Ended
                                                                 September 30                 September 30
                                                            1999            2000         1999           2000
                                                         -----------    -----------   -----------    -----------
Revenue                                                  $   450,534    $   511,130   $ 1,213,498    $ 1,437,477
Cost of revenue                                              415,872        470,629     1,129,704      1,313,648
                                                         -----------    -----------   -----------    -----------

Gross profit                                                  34,662         40,501        83,794        123,829

Selling, general and administrative expenses                  26,070         23,692        89,197         71,313
Restructuring and other unusual charges                          192            137        65,709          5,468
                                                         -----------    -----------   -----------    -----------

Income (loss) from operations                                  8,400         16,672       (71,112)        47,048

Interest expense                                               3,084          2,463        10,184          8,974
Other expenses, net                                              105            784           249            407
                                                         -----------    -----------   -----------    -----------

Income (loss) before income taxes, minority interest
    and accounting change                                      5,211         13,425       (81,545)        37,667
Income taxes                                                   2,413          4,581         7,416         12,942
                                                         -----------    -----------   -----------    -----------

Income (loss) before minority interest and
    accounting change                                          2,798          8,844       (88,961)        24,725
Minority interest                                                (20)           166           (53)           295
                                                         -----------    -----------   -----------    -----------

Income (loss) before accounting change                         2,818          8,678       (88,908)        24,430
Cumulative effect of accounting change, net of tax              --             --         (14,065)          --
                                                         -----------    -----------   -----------    -----------

Net income (loss)                                        $     2,818    $     8,678   $  (102,973)   $    24,430
                                                         ===========    ===========   ===========    ===========

Basic per share:
    Income (loss) before accounting change               $      0.05    $      0.16   $     (1.67)   $      0.44
    Cumulative effect of accounting change, net of tax          --             --           (0.26)          --
                                                         -----------    -----------   -----------    -----------
    Net income (loss)                                    $      0.05    $      0.16   $     (1.93)   $      0.44
                                                         ===========    ===========   ===========    ===========

Diluted per share:
    Income (loss) before accounting change               $      0.05    $      0.16   $     (1.67)   $      0.43
    Cumulative effect of accounting change, net of tax          --             --           (0.26)          --
                                                         -----------    -----------   -----------    -----------
    Net income (loss)                                    $      0.05    $      0.16   $     (1.93)   $      0.43
                                                         ===========    ===========   ===========    ===========

Weighted average common shares outstanding:
    Basic                                                     53,344         55,664        53,233         55,379
                                                         ===========    ===========   ===========    ===========
    Diluted                                                   53,446         55,887        53,233         56,163
                                                         ===========    ===========   ===========    ===========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                               December 31, 1999      September 30, 2000
                                                               -----------------      ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $         85,261      $        140,883
  Accounts receivable (less allowance for doubtful                       230,792               192,738
    accounts of $6,220 in 1999 and $5,973 in 2000)
  Inventories                                                            140,673               179,811
  Other current assets                                                    48,193                44,857
                                                                ----------------      ----------------
Total current assets                                                     504,919               558,289

Property and equipment                                                    36,273                34,506
Goodwill and other intangibles                                            71,456                71,102
Other assets                                                              11,210                 9,958
                                                                ----------------      ----------------

Total assets                                                    $        623,858      $        673,855
                                                                ================      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $        236,781      $        247,304
                                                                ----------------      ----------------
Total current liabilities                                                236,781               247,304
                                                                ----------------      ----------------

Long-term debt:
    Line of credit                                                        46,022                51,947
    Convertible notes                                                    184,864               190,433
                                                                ----------------      ----------------
Total long-term debt                                                     230,886               242,380
                                                                ----------------      ----------------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                                -                     -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 54,654 and 55,682 issued and
    outstanding in 1999 and 2000, respectively                               547                   557
  Additional paid-in capital                                             204,283               213,693
  Retained earnings (deficit)                                            (30,013)               (5,584)
  Accumulated other comprehensive loss                                   (18,626)              (24,495)
                                                                ----------------      ----------------
Total stockholders' equity                                               156,191               184,171
                                                                ----------------      ----------------

Total liabilities and stockholders' equity                      $        623,858      $        673,855
                                                                ================      ================

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30
                                                               ----------------------
                                                                 1999         2000
                                                               ---------    ---------
Operating activities
Net income (loss)                                              $(102,973)   $  24,430
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                            10,913       10,841
         Amortization of debt discount                             5,352        5,568
         Cumulative effect of accounting change, net of tax       14,065         --
         Income tax benefits from exercise of stock options        1,387        3,030
         Restructuring and other unusual charges                  85,611        5,468
         Minority interest                                           (53)         295
         Changes in operating assets and liabilities, net of
           effects from acquisitions:
              Accounts receivable                                 27,577       26,154
              Inventories                                         11,166      (42,096)
              Other operating assets                              (2,374)       6,363
              Accounts payable and accrued expenses               10,981       21,326
                                                               ---------    ---------
Net cash provided by operating activities                         61,652       61,379

Investing activities
Capital expenditures                                              (7,827)      (9,224)
Purchase acquisitions, net of cash acquired                       (5,411)      (4,604)
Decrease (increase) in funded contract financing receivables      12,351       (1,420)
Decrease (increase) in other assets                                  552         (592)
                                                               ---------    ---------
Net cash used by investing activities                               (335)     (15,840)

Financing activities
Net borrowings (payments) on revolving credit facility           (66,353)       5,953
Proceeds from exercise of stock options and warrants               3,728        6,363
                                                               ---------    ---------
Net cash provided (used) by financing activities                 (62,625)      12,316

Effect of exchange rate changes on cash and cash
     equivalents                                                    (887)      (2,233)
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents              (2,195)      55,622
Cash and cash equivalents at beginning of period                  49,528       85,261
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $  47,333    $ 140,883
                                                               =========    =========


See accompanying notes

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations for the three and nine months ended September 30, 2000 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For further information, reference is made to the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options, stock warrants and the Convertible Notes described in Note 6 to the Consolidated Financial Statements.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.     Basis of Presentation (continued)

NET INCOME (LOSS) PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 1999 and 2000 (amounts in thousands, except per share data):

                                                             Three Months Ended          Nine Months Ended
                                                                 September 30              September 30
                                                              1999          2000          1999           2000
                                                          -----------   -----------   -------------    -------
Basic:
Net income (loss)                                         $     2,818   $     8,678   $    (102,973)   $24,430
                                                          ===========   ===========   =============    =======

Weighted average shares outstanding                            53,344        55,664          53,233     55,379
                                                          ===========   ===========   =============    =======

Per share amount                                          $      0.05   $      0.16   $       (1.93)   $  0.44
                                                          ===========   ===========   =============    =======

Diluted:
Net income (loss)                                         $     2,818   $     8,678   $    (102,973)   $24,430
                                                          ===========   ===========   =============    =======

Weighted average shares outstanding                            53,344        55,664          53,233     55,379
Net effect of dilutive stock options and stock
      warrants-based on the treasury stock method using
      average market price                                        102           223            --          784
                                                          -----------   -----------   -------------    -------
Total weighted average shares outstanding                      53,446        55,887          53,233     56,163
                                                          ===========   ===========   =============    =======

Per share amount                                          $      0.05   $      0.16   $       (1.93)   $  0.43
                                                          ===========   ===========   =============    =======


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three months ended September 30, 1999, comprehensive income totaled $.5 million and during the nine months ended September 30, 1999, comprehensive loss totaled $111.6 million. During the three and nine months ended September 30, 2000, comprehensive income totaled $5.9 million and $18.6 million, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September of 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140) which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB No. 125). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is to be applied prospectively with certain exceptions. The Company records certain sales of accounts receivable to financing organizations under FASB No. 125 as discussed in Note 5 to the Consolidated Financial Statements. The Company believes that the implementation of SFAS No. 140 will not have a material effect on its financial statements.

In the third quarter of 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires, among other provisions, that shipping and handling costs that are billed to the customer be classified as revenue beginning in the fourth quarter of 2000, consistent with the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The Company currently classifies freight costs billed to its customers as a reduction to cost of revenue and will reclassify these amounts to revenue in the fourth quarter of 2000. However, the Company believes that this reclassification and the implementation of SAB 101 will not have a material effect on its financial statements.

In March of 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation provides accounting guidance for issues related to the application of APB Opinion No. 25, including, among other issues, the definition of an employee related to stock option grants and the consequences of repricing stock options and making modifications to the terms or vesting of stock options granted. The Company's application of the provisions of this Interpretation commenced on July 1, 2000 and did not have a material effect on its financial statements.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

2.     Restructuring and Other Unusual Charges

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $5.8 million ($3.5 million or $0.06 per share net of related tax benefits) during the nine months ended September 30, 2000, related to the consolidation for losses on the disposal of assets that will not be used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The Company's estimate of the impact of vacating unused facilities, net of potential subleases is based on information available at September 30, 2000, and accordingly, is subject to revision as management continually evaluates its liabilities and alternatives with respect to unused leased facilities.

Beginning in the second quarter of 1999, the Company implemented a broad restructuring plan (the Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. The Plan included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and cost reduction initiatives in selected operating subsidiaries and its regional and corporate operations. As of October of 2000, the Company's execution of the Plan was substantially completed. As a result of actions taken in accordance with the Plan, the Company recorded during the second quarter of 1999 restructuring and other unusual charges of approximately $85.0 million. The aforementioned charges and related adjustments have been recorded within the following captions in the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (in millions):

                                               Three Months Ended  Nine Months Ended
                                               September 30, 1999  September 30, 1999
                                               ------------------  ------------------
Cost of revenue                                       $   1.2             $   8.6
Selling, general and administrative expenses             (0.8)                6.8
Restructuring and other unusual charges                   0.2                65.7
Income taxes                                                -                 4.5
                                               ------------------  ------------------
                                                      $   0.6              $ 85.6
                                               ==================  ==================

Adjustments to these charges subsequent to the initial estimates were not significant in the aggregate. As a result of the actions discussed above, the Company had approximately $2.7 million in facility consolidation reserves and no significant restructuring reserves at September 30, 2000. Assets held for disposal at September 30, 2000, were not significant.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

4.     Acquisitions and Divestitures

During the second quarter of 2000, the Company made cash payments of contingent consideration totaling $4.6 million related to purchase acquisitions completed prior to 1999. These payments resulted in additional goodwill being recorded in the second quarter of 2000 that is being amortized over the remaining amortization periods of the related acquisitions.

During the nine months ended September 30, 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services to the wireless communications industry in Brazil. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $20.5 million based upon the future operating results of the Company's Brazilian operations over the five years following the acquisition. Goodwill of approximately $4.9 million resulted from this acquisition. In addition, during 1999, the Company sold WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom, and pursuant to its restructuring plan, terminated or disposed of certain operations in Argentina, China, Poland, Taiwan and the United Kingdom.

The impact of the 1999 acquisition was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

5.     Accounts Receivable Transfers

During the nine months ended September 30, 2000, the Company entered into certain transactions with respect to a portion of its accounts receivables with financing organizations in certain of its markets in order to reduce the credit and collection risk associated with those accounts receivable and to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sales of accounts receivable during the nine months ended September 30, 2000 totaled $93.0 million (6% of revenues). Fees, in the form of discounts, incurred in connection with these sales totaled $1.6 million and were recorded as losses on the sale of assets which are included as a component of "Other expenses, net" in the Consolidated Statements of Operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

At September 30, 2000, there was approximately $47.1 million outstanding under the Facility, all of which was denominated in foreign currencies, at interest rates ranging from 5.8% to 8.2% (a weighted average rate of 6.8%). In addition, there was an aggregate of $36.0 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Facility is limited by an asset coverage test, which is measured monthly. As of September 30, 2000, available funding under the Facility was approximately $31.8 million. In addition to certain net worth and other financial covenants, the Company's Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets. Through October 2000 the Company and the Banks have entered into three amendments to the Facility which modified certain financial covenants and Facility limitations to reflect the Company's improved financial performance and to better address its financing objectives.

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan with China Construction Bank Guangzhou Economic Technological Development District Branch. The loan matures in December 2000, bears interest of 6.1% and is denominated in China's local currency, the Renminbi. The loan is supported by a stand-by letter of credit of $5.1 million which was issued under the Facility. In addition, upon maturity the Company intends to renew this loan with the lender or replace it with funding from the Facility. The loan prohibits the borrower from making various changes in its ownership structure.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (Unaudited)

6.     Long-term Debt (continued)

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (the Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. At September 30, 2000, the Convertible Notes had an accreted value of $190 million.

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company intends to repurchase up to 130,000 of the Convertible Notes that have an accreted value at September 30, 2000 of approximately $65 million. The Company and the Banks amended the Facility on October 27, 2000 to allow the Company to execute such repurchases and to modify its leverage ratio upon completion of the repurchases. As of November 13, 2000, the Company has repurchased 85,500 of the Convertible Notes, with an aggregate accreted value of approximately $43 million. The Company realized a gain on these repurchases of approximately $15 million which will be recorded as an extraordinary gain on the extinguishment of debt and presented net of applicable income taxes in the Consolidated Statements of Operations for the fourth quarter of 2000.

7.     Operating Segments

The Company operates in markets worldwide and has four reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). These reportable segments represent the Company's four divisions: North America; Asia-Pacific; Europe, Middle East and Africa; and Latin America. These divisions all generate revenues from sales of wireless handsets, accessory programs and fees generated from the provision of integrated logistics services. However, the divisions are operated and managed separately because of the geographic locations in which they operate.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

7.     Operating Segments (continued)

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

                                        1999                                         2000
                      ------------------------------------------   ------------------------------------------
                       Revenues                                     Revenues
                         from          Income        Income            from          Income     Income (Loss)
                       External      (Loss) from   (Loss) from       External    (Loss) from        from
                       Customers     Operations   Operations (1)    Customers    Operations    Operations (1)
                      -----------    -----------  --------------   -----------   -----------   --------------
Three months ended
   September 30:
North America         $   191,904    $     3,788    $     3,788    $   191,924   $     8,795    $     8,870
Asia-Pacific              110,027          3,946          3,505        153,713         5,883          5,814
Europe, Middle East
   and Africa              83,182            582          1,627        104,659         3,114          3,245
Latin America              65,421             84            139         60,834        (1,120)        (1,120)
                      -----------    -----------    -----------    -----------   -----------    -----------
                      $   450,534    $     8,400    $     9,059    $   511,130   $    16,672    $    16,809
                      ===========    ===========    ===========    ===========   ===========    ===========

Nine months ended
   September 30:
North America         $   513,135    $    12,472    $    12,472    $   508,046   $    24,110    $    29,886
Asia-Pacific              306,762        (35,784)           (18)       420,562        16,411         14,963
Europe, Middle East
   and Africa             221,280        (45,029)        (3,148)       307,068         8,095          9,235
Latin America             172,321         (2,771)           717        201,801        (1,568)        (1,568)
                      -----------    -----------    -----------    -----------   -----------    -----------
                      $ 1,213,498    $   (71,112)   $    10,023    $ 1,437,477   $    47,048    $    52,516
                      ===========    ===========    ===========    ===========   ===========    ===========




                                                      December 31,       September 30,
 Total Segment Assets:                                    1999               2000
                                                       ----------         ----------
 North America (2)                                     $  334,912         $  432,681
 Asia-Pacific                                             104,311             75,106
 Europe, Middle East and Africa                           103,705             67,576
 Latin America                                             80,930             98,492
                                                       ----------         ----------
                                                       $  623,858         $  673,855
                                                       ==========         ==========

(1)    Excludes restructuring and other unusual charges - see Note 2.
(2)    Includes assets of the Company's corporate operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

8.     Contingencies

Various lawsuits, claims and proceedings have been or may be asserted against the Company in the normal course of business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position.

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action. The action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend the action. The Company and the individual defendants have filed a motion to dismiss the action and such motion is currently pending before the court. Discovery has not yet commenced. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 to this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company intends to repurchase up to 130,000 of the Convertible Notes that have an accreted value at September 30, 2000 of approximately $65 million. The Company and the Banks amended the Facility on October 27, 2000 to allow the Company to execute such repurchases and to modify its leverage ratio upon completion of the repurchases. As of November 13, 2000, the Company has repurchased 85,500 of the Convertible Notes, with an aggregate accreted value of approximately $43 million. The Company realized a gain on these repurchases of approximately $15 million which will be recorded as an extraordinary gain on the extinguishment of debt and presented net of applicable income taxes in the Consolidated Statements of Operations for the fourth quarter of 2000.

Effective in the first quarter of 2000 and applied retroactively to all periods, the Company has reclassified certain amounts related to its services supporting prepaid wireless telecommunications. The reclassification, which reduces revenue and costs of revenue by the same amount, has no impact on gross profit, selling, general and administrative expenses, operating income, net income or earnings per share. The amount of this reclassification was $19.2 million and $43.0 million for the three and nine months ended September 30, 1999, respectively. In addition, beginning in the third quarter of 2000 and applied retroactively to all periods presented, the Company classifies i) net foreign currency exchange gains and losses and ii) net gains and losses on the sale of assets in a separate line item entitled "Other expenses, net" in the Consolidated Statements of Operations. The individual amounts reclassified were not significant.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge related to the consolidation for losses on the disposal of assets that will not be used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The aggregate amount of the charge recorded during the nine months ended September 30, 2000, was $5.8 million ($3.5 million after applicable taxes) or $0.06 per diluted share. The Company's estimate of the impact of vacating unused facilities, net of potential subleases is based on information available at September 30, 2000, and accordingly, is subject to revision as management continually evaluates its liabilities and alternatives with respect to unused leased facilities.

Beginning in the second quarter of 1999 the Company implemented a broad restructuring plan (the Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. The Plan included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and cost reduction initiatives in selected operating subsidiaries and its regional and corporate operations. As of October of 2000, the Company's execution of the Plan was substantially completed. As a result of actions taken in accordance with the Plan the Company recorded during the second quarter of 1999, restructuring and other unusual charges of approximately $85.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

The aforementioned charges have been recorded within the following captions in the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (in millions):


                                                 Three Months Ended    Nine Months Ended
                                                 September 30, 1999    September 30, 1999
                                                --------------------  --------------------
Cost of revenue                                         $   1.2               $   8.6
Selling, general and administrative expenses               (0.8)                  6.8
Restructuring and other unusual charges                     0.2                  65.7
Income taxes                                                  -                   4.5
                                                --------------------  --------------------
                                                        $   0.6                $ 85.6
                                                ====================  ====================


Adjustments to these charges subsequent to the initial estimates have not been significant in the aggregate.

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

RESULTS OF OPERATIONS

Due to the significance of the Plan announced by the Company on June 30, 1999, results of operations have been delineated between results from recurring operations and results from non-recurring operations. Results of recurring operations for the three and nine months ended September 30, 1999, exclude certain operations in Argentina, Poland, Hong Kong, Taiwan, the United Kingdom and two former joint operations in China (these joint operations were replaced by new joint operations beginning in the third quarter of 1999) that were terminated or eliminated pursuant to the Plan. Because the Company's execution of the Plan has been substantially completed, there are no non-recurring operations in 2000. Recurring operations also exclude the impacts of the non-recurring charges related to the facility consolidation in 2000, the cumulative effect of a change in accounting principle in 1999 and non-recurring charges related to the Plan in 1999 and 2000, all of which have been discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS

Revenue

                       Three Months Ended September 30            Nine Months Ended September 30
                  -----------------------------------------------------------------------------------
(in thousands)        1999           2000        Change         1999            2000        Change
-----------------------------------------------------------------------------------------------------
Revenue            $440,376        $511,130        16%       $1,101,074       $1,437,477      31%
-----------------------------------------------------------------------------------------------------

Revenue from recurring operations in the quarter ended September 30, 2000, increased 16%, compared to revenue generated by recurring operations in the third quarter of 1999. For the nine months ended September 30, 2000, revenue from recurring operations increased 31% from the same period in the prior year. Units handled for the three and nine months ended September 30, 2000, increased 33% and 42%, respectively, from the same periods in the prior year.

Revenue from Recurring Operations by Division (in thousands):

                                      Three Months Ended September 30             Nine Months Ended September 30
                                 ----------------------------------------   ----------------------------------------
                                     1999                 2000                  1999               2000
                                 ----------------------------------------   ----------------------------------------
North America                    $  191,904     43%   $  191,924      38%   $  513,135    47%   $  508,046      35%

Asia-Pacific                        104,409     24%      153,713      30%      220,692    20%      420,562      29%

Europe, Middle East
  and Africa                         78,642     18%      104,659      20%      194,926    18%      307,068      22%

Latin America                        65,421     15%       60,834      12%      172,321    15%      201,801      14%
                                 ----------------------------------------   ----------------------------------------

        Total                    $  440,376    100%   $  511,130     100%   $1,101,074   100%   $1,437,477     100%
                                 ========================================   ========================================

Units handled in the North America division grew by 27%, when comparing the third quarter of 2000 to the same period in 1999, while revenue in this division was approximately the same as the third quarter of 1999. These changes resulted primarily from the continued execution of the Company's strategy of focusing on integrated logistics services, which generated lower revenue dollars per handset, but contributed higher gross and operating margins. In this division, 61% of the units handled were processed as integrated logistics services units, an increase from units attributable to integrated logistics services of 54% in the third quarter of 1999. Additionally, revenue from accessory programs decreased due primarily to a reduction in the number of programs performed for network operator customers which have not yet been fully replaced by new programs.

Units handled grew by 75% in the Asia-Pacific division, compared to recurring operations for the third quarter of 1999, demonstrating the successful implementation of the Plan. In October 1999, the Company announced the formation of new joint operations in China. The joint operations have developed new supplier and customer relationships, resulting in an increase in unit volume. In addition, unit volumes in Australia and the Philippines have shown growth compared to the prior year third quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS (CONTINUED)

Growth in units handled in the Europe, Middle East and Africa division resulted from demand for the Company's products and services in those markets. Units handled grew by 65% and 72%, compared to recurring operations for the third quarter and nine months ended September 30, 1999, respectively.

Growth in units handled in the Latin America division reflected the general oversupply of wireless handsets in those markets experienced in the second and third quarters of 2000. Units handled in the Latin America division grew by 14%, compared to recurring operations for both the third quarter and nine months ended September 30, 1999, respectively.

Revenue from Recurring Operations by Service Line (in thousands):


                                        Three Months Ended September 30                 Nine Months Ended September 30
                                   -------------------------------------------  ------------------------------------------------
                                       1999                    2000                    1999                    2000
                                   -------------------------------------------  ------------------------------------------------

Sales of wireless handsets            $ 342,897     78%     $ 414,465     81%      $    844,299    77%      $ 1,132,564    79%
Accessory programs                       66,068     15%        53,209     10%           170,544    15%          164,475    11%
Integrated logistics services            31,411      7%        43,456      9%            86,231     8%          140,438    10%
                                   -------------------------------------------  ------------------------------------------------
                                   $    440,376    100%     $ 511,130    100%       $ 1,101,074   100%      $ 1,437,477   100%
                                   ===========================================  ================================================


Revenue from recurring operations for the three and nine months ended September 30, 2000, as compared to the same periods in 1999 increased 16% and 31% due primarily to increases of 21% and 34%, respectively, in revenue from wireless handset sales for those same periods. Revenue from integrated logistics services for the three and nine months ended September 30, 2000, as compared to the same periods in 1999 increased 38% and 63%, respectively, resulting from the continued execution of the Company's strategy of focusing on this higher-margin line of business. Revenue generated from accessory programs decreased 19% and 4% in the third quarter and nine months ended September 30, 2000, respectively, when compared to the same periods for 1999 primarily due to a reduction in the number of programs performed for network operator customers which have not yet been fully replaced by new programs.

Gross Profit


                          Three Months Ended September 30               Nine Months Ended September 30
                       ------------------------------------------  -----------------------------------------
(in thousands)              1999            2000        Change          1999           2000          Change
------------------------------------------------------------------------------------------------------------
Gross profit              $  34,437      $  40,501        18%        $  90,197     $  123,829          37%
Gross margin                    7.8%           7.9%                       8.2%            8.6%
------------------------------------------------------------------------------------------------------------

Gross profit from recurring operations for the three and nine months ended September 30, 2000, increased 18% and 37%, respectively, over the same periods in 1999 resulting in gross margins of 7.9% and 8.6% for the three and nine months ended September 30, 2000, as compared to gross margins of 7.8% and 8.2% for the comparable prior periods. Gross margins increased due to changes in the mix of revenue by service line coupled with improved margins realized on integrated logistics services, which were created through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS (CONTINUED)

the Company's leveraging of fixed costs related to providing those services. This leverage was partially offset by lower margins on the sales of handsets due to the oversupply of product in various markets, especially in the Latin America division. This oversupply in various markets was the primary reason for the decline in gross margins from 9.2% in the second quarter of 2000.

Selling, General and Administrative Expenses

                                  Three Months Ended September 30              Nine Months Ended September 30
                               ---------------------------------------------------------------------------------------
(in thousands)                    1999          2000         Change           1999             2000         Change
----------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses       $ 25,386      $ 23,692        (7%)          $  69,984        $  71,313        2%
As a percent of revenue               5.8%          4.6%                           6.4%             5.0%
----------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses incurred in recurring operations during the third quarter of 2000 were $23.7 million (4.6% of revenue), a decrease from expenses of $25.4 million (5.8% of revenue) in the third quarter of 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were 5.0% of revenue, a decrease from 6.4% of revenue from recurring operations for the same period in the prior year. These improvements were due to the execution of cost management programs.

Income from Recurring Operations

                                       Three Months Ended September 30              Nine Months Ended September 30
                                  -----------------------------------------------------------------------------------------
(in thousands)                         1999          2000         Change           1999             2000         Change
---------------------------------------------------------------------------------------------------------------------------
Income from operations               $  9,051       $  16,809        86%           $ 20,213         $ 52,516         160%
As a percent of revenue                   2.1%            3.3%                          1.8%             3.7%
---------------------------------------------------------------------------------------------------------------------------

The increases in income from operations and operating margins (income from operations as a percent of revenue) resulted primarily from the growth in revenues, the increase in gross margins and the decrease in selling, general and administrative expenses as a percent of revenue.

Net Income from Recurring Operations

                                                   Three Months Ended                        Nine Months Ended
                                                      September 30                             September 30
                                         ----------------------------------------------------------------------------------
(in thousands)                               1999         2000        Change          1999          2000         Change
---------------------------------------------------------------------------------------------------------------------------
Net income                                 $   3,619    $   8,785       143%       $   6,483     $  27,588         326%
Net income per share (diluted)             $    0.07    $    0.16       129%       $    0.12     $    0.49         308%
Weighted average shares outstanding
   (diluted)                                  53,446       55,887                     53,681        56,163
---------------------------------------------------------------------------------------------------------------------------

The increase in net income from recurring operations for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, resulted primarily from the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-RECURRING OPERATIONS

Non-recurring operations in 1999 included certain operations in Argentina, Poland, Taiwan and the United Kingdom and two joint operations in China, all of which have been terminated or eliminated. In 2000, no non-recurring operations existed as the Plan had been substantially completed. For the third quarter of 1999, non-recurring operations generated revenue of $10.2 million, no operating income and a net loss of $0.1 million. For the nine months ended September 30, 1999, non-recurring operations generated revenue of $112.4 million, operating and net losses of $10.3 million and $9.8 million, respectively, and a net loss per diluted share of $0.18.

Latin America Outlook

The Company's Latin America division has continued to underperform when compared to the Company's other divisions, caused primarily by the operating results experienced in certain of the Company's Latin America operations. Based on the current environment and the relatively small size of the Company's operations in those markets, the Company currently expects the negative impact of the Company's operations in those markets to limit profitability in its Latin America division for at least the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)                       December 31, 1999    September 30, 2000
------------------------------------------------------------------------------
Cash and cash equivalents                $   85,261            $ 140,883
Working capital                          $  268,138            $ 310,985
Current ratio                              2.13 : 1             2.26 : 1
------------------------------------------------------------------------------

Historically, the Company's primary cash requirements have been to fund increased levels of accounts receivable and inventories. The Company has satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital of $42.8 million during the nine months ended September 30, 2000, was primarily the result of an increase in inventories and cash and cash equivalents partially offset by a decrease in accounts receivable and an increase in accounts payable and accrued expenses. The Company believes that cash flow from operations, vendor financing and available borrowing capacity under its revolving line of credit facility will be sufficient to continue funding its short-term capital requirements, however, significant expansion of operations in the future may require the Company to raise additional equity and/or debt capital.

Net cash provided by operating activities was $61.4 million for the nine months ended September 30, 2000, as compared to $61.6 million in the comparable prior period. The slight decrease in cash provided by operating activities was primarily the result of an increase in inventories which was offset by higher earnings for the period.

As of September 30, 2000, days sales outstanding in accounts receivable was approximately 33 days, compared to days sales outstanding of approximately 40 days at September 30, 1999. This reduction is attributable to the successful acceleration of the Company's accounts receivable collection cycle, as well as sales or financing transactions, in certain markets, of accounts receivable with financing organizations (see Note 5 to the Consolidated Financial Statements). These transactions have been treated as sales pursuant to the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sale of accounts receivable during the nine months ended September 30, 2000 totaled $93.0 million (6% of revenue). During the third quarter of 2000, annualized inventory turns were 10 times, compared to 13 times during the third quarter of 1999 and inventory balances were approximately $26 million lower than inventories at June 30, 2000. Average days costs in accounts payable were 38 days for the third quarter of 2000, compared to 33 days for the third quarter of 1999. These changes combined to create a decrease in cash conversion cycle days to 32 days in the third quarter of 2000, from 35 days in the same period of 1999. Cash conversion cycle days also decreased from 35 days in the second quarter of 2000 due primarily to lower inventory levels in the third quarter.

Net cash used by investing activities for the nine months ended September 30, 2000, was $15.8 million as compared to $0.3 million in the comparable prior period. The change between periods is primarily comprised of a reduction in cash provided by the Company's contract financing activities and a slight increase in capital expenditures. Net cash provided by financing activities for the nine months ended September 30, 2000, was $12.3 million compared to cash used by financing activities of $62.6 million for the comparable prior period. This change was primarily the result of payments on the Company's revolving credit facility made in 1999.

The Company's long-term debt at September 30, 2000, includes the Company's zero-coupon, subordinated, convertible notes (the Convertible Notes) which have an aggregate principal amount at maturity of $380.0 million ($1,000 face value per Convertible Note). The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. The accreted value of the Convertible Notes was approximately $190 million at September 30, 2000. The remainder of the Company's long-term debt is comprised of borrowings or permitted indebtedness under its senior secured revolving line of credit facility (the Facility) which has been periodically modified. The Facility provides the Company, based upon a borrowing base calculation, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios. On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company intends to repurchase up to 130,000 of the Convertible Notes that have an accreted value at September 30, 2000 of approximately $65 million. The Company and the Banks amended the Facility on October 27, 2000 to allow the Company to execute such repurchases and to modify its leverage ratio upon completion of the repurchases. As of November 13, 2000, the Company has repurchased 85,500 of the Convertible Notes, with an aggregate accreted value of approximately $43 million. The Company realized a gain on these repurchases of approximately $15 million which will be recorded as an extraordinary gain on the extinguishment of debt and presented net of applicable income taxes in the Consolidated Statements of Operations for the fourth quarter of 2000. See Note 6 to the Consolidated Financial Statements.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could limit the Company's ability to implement its expansion plans. The Company is also subject to certain covenants as more fully described in Note 6 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September of 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140) which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB No. 125). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is to be applied prospectively with certain exceptions. The Company records certain sales of accounts receivable to financing organizations under FASB No. 125 as discussed in Note 5 to the Consolidated Financial Statements. The Company believes that the implementation of SFAS No. 140 will not have a material effect on its financial statements.

In the third quarter of 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires, among other provisions, that shipping and handling costs that are billed to the customer be classified as revenue beginning in the fourth quarter of 2000, consistent with the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The Company currently classifies freight costs billed to its customers as a reduction to cost of revenue and will reclassify these amounts to revenue in the fourth quarter of 2000. However, the Company believes that this reclassification and the implementation of SAB 101 will not have a material effect on its financial statements.

In March of 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation provides accounting guidance for issues related to the application of APB Opinion No. 25, including, among other issues, the definition of an employee related to stock option grants and the consequences of repricing stock options and making modifications to the terms or vesting of stock options granted. The Company's application of the provisions of this Interpretation commenced on July 1, 2000 and did not have a material effect on its financial statements.

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

The Company is exposed to changes in interest rates on its variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter ended September 30, 2000, would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at September 30, 2000.

A substantial portion of the Company's revenue and expenses are transacted in markets outside of the United States and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in a decrease in results of operations of approximately $2.8 million and $4.0 million for the three and nine months ended September 30, 2000, respectively. The same adverse change in exchange rates would have resulted in a $3.6 million increase in the fair value of the Company's cash flow and net investment hedges open at September 30, 2000. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

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

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the Court into a single action. The action asserts claims under Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend these actions. The Company and the individual defendants have filed a motion to dismiss the action and such motion is currently pending before the court. Discovery has not yet commenced. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.    Exhibits

(a)      Exhibits

           The list of exhibits is hereby incorporated by reference to the
           Exhibit Index on page 26 of this report.

(b)      Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Brightpoint, Inc.
                                                (Registrant)



Date     November 13, 2000                   /s/ Phillip A. Bounsall
     ------------------------                ------------------------------
                                             Phillip A. Bounsall
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



         Exhibit No.                        Description
         -----------                        -----------

           10.1 Amendment No. 3 to Second Amended and Restated Multicurrency Credit Agreement made as of October 27, 2000

           27         Financial Data Schedule for the Nine Months Ended
                      September 30, 2000

           99         Cautionary Statements