Form 10-K
period 2000-12-31
BRIGHTPOINT INC
filed 2001-03-29
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 26, 2001 was approximately $160,000,000. As of March 26, 2001, there were 55,788,425 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the following documents are incorporated by reference into the parts of this Form 10-K as indicated herein:

Proxy Statement for Annual Meeting of Stockholders to
be held in 2001                                                         Part III

2000 Annual Report to Stockholders                              Parts I, II & IV

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Brightpoint, Inc. is a leading provider of outsourced services in the global wireless telecommunications and data industry. Our innovative services include customized packaging, prepaid and e-business solutions, inventory management, distribution and other outsourced services. Our customers include leading network operators, retailers and wireless equipment manufacturers. We handle wireless products manufactured by such technology companies as Alcatel, Audiovox, Ericsson, Handspring, Hewlett-Packard, Kyocera, Motorola, NEC, Nokia, Novatel Wireless, Palm, Panasonic, Research In Motion, Samsung and Siemens. We also provide integrated services to these manufacturers and some of the world's leading wireless network operators along with their associated service providers, resellers, agents and other retail channels. Our distribution services include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of wireless handsets (including wireless data devices) and accessories. Our integrated logistics services include support for prepaid programs, inventory management, procurement, product fulfillment, programming, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services. We are one of the largest distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in various countries including Australia, Brazil, the People's Republic of China (including Hong Kong), Colombia, France, Germany, Ireland, Jordan, Mexico, the Netherlands, New Zealand, the Philippines, South Africa, Sweden, the United Arab Emirates, the United States, and Venezuela.

     We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc.

RECENT DEVELOPMENTS AND FINANCIAL OVERVIEW

     During 2000, we consolidated four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport. We recorded an unusual charge related to the consolidation for moving costs, the disposal of assets that were not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million ($4.2 million after applicable taxes or $0.07 per diluted share). Additionally, during the fourth quarter of 2000, we repurchased approximately 94,000 of our zero-coupon subordinated, convertible notes for approximately $29 million ($310 per $1,000 face value convertible note). These repurchases resulted in an extraordinary gain of approximately $10 million ($0.18 per diluted share), net of applicable income taxes and transaction costs. The repurchases were made pursuant to a plan approved by the Board of Directors to purchase up to 130,000 of the convertible notes. Subsequent to December 31, 2000, we completed our repurchase plan by acquiring an additional 36,000 of these convertible notes at prices ranging from $278 to $283 per convertible note. These transactions resulted in an extraordinary gain in 2001 of approximately $4.6 million ($0.09 per diluted share), net of applicable income taxes and transaction costs.

     During 1999 we implemented a broad restructuring plan which included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of our investments in two joint operations in China; disposal of our 67% interest in a Hong Kong-based accessories company; and initiation of cost reduction programs in certain areas of our business. Our execution of the restructuring plan was substantially completed by the close of 1999. During 1999 we recorded non-recurring restructuring and other unusual charges of approximately $84.9 million resulting from actions taken in accordance with the restructuring plan. Adjustments to these charges subsequent to the initial estimates have not been significant. The charges included the write-off of goodwill investments and tax-related assets related to the eliminated or terminated operations; the write-down of inventory and accounts receivable to estimated net realizable values; and losses on the disposals of fixed and other assets and cash expenses related to lease and employee terminations and other exit costs.

     Because of the significance of the restructuring plan discussed above, the following discussion has been delineated between results from recurring operations and results from non-recurring operations. Recurring operations include all operations except those that have been eliminated or terminated in accordance with our 1999 restructuring plan. Recurring operations also exclude the impacts of the gain on debt extinguishment realized in 2000, the non-recurring charges related to our facilities consolidation in 2000, the cumulative effect of a change in accounting principle in 1999 and non-recurring charges related to our restructuring plan in 1999 and 2000. For 2000, our revenues and net income from recurring operations were $2.0 billion and $35.4 million, respectively, representing an increase in revenues of 20% and an increase in net income of 111% when compared to 1999. Earnings per diluted share from recurring operations were $0.63 in 2000 as compared to $0.31 in 1999. Our growth in revenues reflects the worldwide demand for wireless products as well as our distribution and integrated logistics services. The increased demand for wireless products resulted from, among other things, increasing numbers of wireless subscribers in many markets worldwide and increasing demand for replacement or upgraded equipment. Our operating margins (income from operations as a percent of revenue) from recurring operations increased during 2000 due to a reduction in selling, general and administrative expenses as a percent of revenue which was primarily the result of cost reduction programs initiated in the second half of 1999.

     On February 26, 2001, we reported that we anticipated revenues and net income for the first half of 2001 and for the year ending December 31, 2001, to fall below our previous expectations. We believed an economic slow-down in the United States, which began in the fourth quarter of 2000, could be more severe and potentially more sustained than anticipated. Lower consumer demand and higher levels of inventories in the United States distribution channels resulting from the unanticipated slow-down in the economy have resulted in lower than anticipated demand for the products and services that we offer. We also expect that our gross and operating margins during the first half of 2001 may decrease as a result of reductions in revenues earned from accessory programs and integrated logistics services due to the impact of the economic slow-down. Although the factors impacting our United States demand are expected to improve during the second half of 2001, approximately 35% of our revenues and 53% of our operating income was generated in our North America region during 2000 and a prolonged economic slow-down in the United States could continue to negatively impact our results during the second half of 2001.

WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY

     The wireless telecommunications and data industry provides voice and data communications utilizing various wireless terminals, including mobile telephones, interactive pagers, personal digital assistants and other mobile computing devices. Wireless devices are available in a variety of form factors and using a variety of technologies including analog, digital, multi-band and Web-enabled devices. Wireless telecommunications and data services are available to consumers and businesses through numerous network operators who utilize analog and digital technological standards, such as AMPS, GSM, CDMA, TDMA, iDEN(R), as well as other new and developing technologies (such as WAP, iMode, GPRS, EDGE and W-CDMA) to provide voice and data communication over regional, national and multi-national networks. Developments within the wireless telecommunications and data industry have allowed wireless subscribers to talk, send text messages, browse the Internet and effect certain e-commerce transactions using their wireless devices. Wireless devices and services are also being used for monitoring services, point-of-sale transaction processing, inter-device communications, local area networks and location monitoring. Recent developments affecting the wireless telecommunications and data industry are industry consolidation; the convergence of the telecommunications, data and media domains; economic development; advances in and development of next generation systems technology, including increasing bandwidth; the increasing variety of terminal form factors; the proliferation of manufacturers and network operators; and the increasing affordability of wireless airtime. These developments have helped to grow consumer acceptance and drive increases in worldwide demand for wireless telecommunications and data equipment and services.

     In recent years, the markets for wireless telecommunications and data equipment and services have expanded significantly. From 1999 to 2000, the number of worldwide wireless subscribers increased by approximately 236 million, or 49%, to approximately 716 million. Nonetheless, at the end of 2000, wireless penetration was estimated at slightly more than 40% of the population within the United States and was still, on average, less than 12% of the population globally. We believe these factors reflect worldwide opportunities for continued growth within the wireless telecommunications and data industry. The number of worldwide subscribers is expected to grow to approximately 1.4 billion subscribers by the end of 2003. The percentage of handset shipments related to replacement units has continued to grow and is forecasted to exceed 50% of total unit sales in 2002. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The number of worldwide wireless Internet subscribers is forecasted to grow from an estimated 33 million at the end of 2000 to over 100 million by the end of 2001. The information contained in this paragraph was obtained from leading independent industry research groups.

     Although it cannot be assured that we will grow at rates comparable to those experienced by the industry (see Business Risk Factors discussed below), we believe that our strategies are consistent with the following major trends taking place within the wireless telecommunications and data industry:

     Industry Consolidation. Merger and acquisition activities within the network operator community have increased significantly in recent years. In general, this consolidation is being driven by improved economies of scale, the opportunity to expand national or multi-national service areas and efforts to increase revenue and profitability through additional service offerings. We believe that this trend will continue in the near future and may lead network operators to focus more tightly on their core business of providing wireless telecommunications and data services, which could in turn increase the demand for outsourced integrated logistics services. However, these same trends will also increase the demands placed on the providers of integrated logistics services, as they will need to meet increasingly complex and sophisticated customer requirements and provide services over larger geographic regions while attempting to maintain acceptable levels of profitability. This increased focus on profitability could cause the network operators to reduce promotional programs which could decrease the demand for our products or services. Additionally, this consolidation reduces the number of potential contracts available to providers of integrated logistics services and could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced services such as the services that we provide. We could also lose business in the near-term if network operators who are not our customers acquire network operators who are our customers.

     Migration to Next Generation Systems. As network operators compete to offer anytime/anywhere telecommunications and data services to their customers through the new technologies of third generation (3G) wireless systems (and the transitional technologies that lie along the migration route to 3G, including GPRS, EDGE and others), they will be increasingly focused on spectrum purchase, infrastructure build out and customer acquisition. This could create an industry environment in which network operators would be more likely to outsource integrated logistics services that they do not perceive as central to these three core activities. However, the roll-out of 3G systems could possibly mitigate the need for some of the integrated logistics services we now offer if the underlying technology drastically reduces or eliminates certain processes that we currently provide to program and/or provision handsets.

     New Technologies, Enhancements and Applications. First generation cellular networks primarily used analog technologies. However, these analog technologies presented a number of challenges for network operators and users, including susceptibility to fraud and cloning; capacity constraints; limited battery life and difficulty in providing enhanced features. To alleviate these concerns, new wireless networks have increasingly been built around digital technologies, which provide increased network capacity, more functionality, better voice quality and greater security/privacy than analog technologies. The conversion of subscribers from analog to digital technologies has had a positive impact on the growth of handset demand. In addition, the emergence of new technologies is fueling the convergence of the telecommunications, data and media domains resulting in significant changes and opportunities in the wireless telecommunications and data industry. As a result of this convergence, wireless subscribers may increasingly use their wireless devices to send and receive e-mail, browse the Internet, effect mobile commerce transactions and access other information and services available via the Internet. This convergence is being powered by the development of wireless Web capabilities and new standards such as Wireless Application Protocol (WAP), Epoc, Bluetooth and 3G. Other new wireless technologies and enhancements have also been introduced into the wireless telecommunications and data market. These include wireless local loop and satellite-based communications, as well as handset feature and network enhancements, such as increased talk and standby times, smaller and lighter form factors and multiple-band reception. All of these developments are expected to contribute to future subscriber growth.

     Proliferation of Manufacturers. With the opportunities presented by a large market for wireless telecommunications and data equipment, many new manufacturers are producing wireless mobile devices and accessories, including certain manufacturers who have historically been successful in providing consumer electronics to the mass consumer market. In addition, it appears that manufacturers other than those that have historically produced wireless handsets and accessories are also entering the market to produce wireless data devices. This greater number of manufacturers is expected to heighten competition and may provide consumers with lower prices, broader selection, more feature-rich products and new market channels, resulting in higher product turnover by end users. Although the entry of new manufacturers appears to be continuing, we believe that the three largest manufacturers of wireless handsets--Nokia, Motorola and Ericsson--comprise approximately 56% of the total market for wireless telecommunications equipment. We believe that Nokia currently maintains the largest market share at approximately 31% followed by Motorola at 15% and Ericsson at 10%.

     Increasing Penetration of Markets Worldwide and New Network Operators. We expect that the demand for wireless services may continue to drive increased penetration of markets worldwide and the continued entry of new network operators in certain markets. Economic growth, increased service availability or the lower cost of service compared to conventional wireline telephony systems (or a combination of the three) has historically driven market penetration. In addition, certain markets characterized by higher market penetration, have also grown, primarily as a result of increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications. These developments may result in an increased number of wireless network operators doing business in certain markets and affect the services provided including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through greater bandwidth. This increase in the number of network operators, together with the increased number of resellers of wireless communication services in certain markets, is expected to intensify competition for new and existing subscribers, thereby reducing prices to subscribers and driving growth in the subscriber base and the market for wireless communications equipment.

     Expanded Use of E-commerce. The ability to conduct business over the Internet has created opportunities and challenges in many industries including the wireless telecommunications and data industry. We believe that the continued growth of e-commerce provides the opportunity for expanded service offerings as well as the demand for new and innovative Internet capabilities. We also expect both customers and suppliers may require enhanced management of these capabilities to remain competitive. The expanded use of e-commerce is expected to provide faster and more varied methods of delivering wireless telecommunications and data products to the marketplace.

GROWTH STRATEGY

     As (i) the variety of wireless mobile devices expands, (ii) telecommunications, data, Internet and other technologies converge and evolve and (iii) distribution migrates from agent/dealers to mass retailers, certain network operators and manufacturers are finding that switching from in-house distribution to independent distribution reduces overall costs and helps them to meet the increasing demands of various market channels. In an effort to maintain focus on and conserve resources for marketing, sales and customer retention, certain new network operators are also outsourcing their handset distribution, fulfillment and inventory management functions (as opposed to building distribution infrastructure). At the same time, certain handset and other wireless device manufacturers are outsourcing some of their channel management functions and utilizing integrated logistics services as a means of simplifying and reducing the cost of their worldwide distribution systems. They are also increasingly outsourcing various production and manufacturing operations. Finally, certain manufacturers and network operators are targeting the growing consumer segment through mass retail channels, requiring greater levels of fulfillment services in order to address the logistical challenges of supporting mass retailers and consumer electronics retail stores. Our two primary strategies for building on our position as a global leader in providing distribution and integrated logistics services to the wireless telecommunications and data industry are as follows:

     Value Migration. This strategy calls for the integration of our services with the key processes of our customers and suppliers, thereby producing increased value. To achieve heightened levels of integration, we will attempt to hasten the innovation and development of logistics and other services for the wireless telecommunications and data industry, establish ourselves as a recognized provider of products and valued services related to wireless data, and deploy these products and services throughout our organization.

     Supply Chain Development. This strategy focuses on our efforts to expand our supplier base and broaden our product portfolio, continually seeking to expand and enhance key supplier relationships within the wireless telecommunications and data industry. We will seek to accomplish this by attempting to grow product lines, brands and technologies handled over increasingly larger territories, thereby extending our reach to allow us to provide services to wireless equipment manufacturers in the markets that are critical to their success.

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

     Our services are intended to provide value to wireless handset manufacturers and network operators. Through the authorized distribution of wireless telecommunications and data products, we intend to help manufacturers achieve their key business objectives of increasing unit sales volume, market share and points of sale. We target our efforts at the distribution channels identified by the manufacturers. Our integrated logistics services are intended to provide outsourcing solutions for the network operators' mission-critical business requirements. These integrated logistics services are designed to support network operators in their efforts to add new subscribers and increase system usage.

     Distribution Services. Our distribution services include the purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of a broad selection of wireless telecommunications and data products from leading manufacturers. We continually review and evaluate wireless telecommunications and data products in determining the mix of products purchased for resale and seek to acquire distribution rights for products which we believe have the potential for significant market penetration.

     The products we distribute include a variety of devices designed to work on substantially all operating platforms (including analog platforms, such as AMPS, N-AMPS, TACS and NMT, and digital platforms, such as CDMA, GSM, iDEN(R) and TDMA) and feature prominent brand names such as Alcatel, Audiovox, Ericsson, Hewlett-Packard, Kyocera, Motorola, NEC, Nokia, Novatel Wireless, Palm, Panasonic, Research In Motion, Samsung and Siemens. In 1999 and 2000, approximately 76% and 79%, respectively, of our revenue from recurring operations was derived from handset sales. In those same years, distribution services accounted for approximately 54% and 52%, respectively, of the total units we handled.

     We also distribute related wireless accessories, such as batteries, chargers, cases and "hands-free" kits. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide network operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of that customer. Additionally, we provide end-user accessory fulfillment and distribution pursuant to contractual arrangements with certain network operators whereby the network operators' subscribers can order their accessories through a call center that we manage on behalf of the network operator. Accessories typically carry higher margins than handsets. In 1999 and 2000, sales of accessories accounted for approximately 16% and 11%, respectively, of our revenue from recurring operations.

     Integrated Logistics Services. Our integrated logistics services include, among others, support for e-business and prepaid programs, inventory management, procurement, product fulfillment, programming, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services. In many of our markets we have contracts with network operators and equipment manufacturers pursuant to which we currently provide our integrated logistics services including COMCEL, Dutchtone, Esat Digifone, Handspring, MoviStar, Nextel, Panasonic and Telstra. We also procure wireless mobile devices and accessories for our customers using either our own sources or the customers' specified suppliers. We also perform packaging and kitting functions, receiving orders--either directly from customers or from our customers' subscribers--via various forms of electronic data transfer.

     During 2000, integrated logistics services accounted for approximately 10% of our total revenue from recurring operations as compared to approximately 8% of total revenue from recurring operations in 1999. In 1999 and 2000, integrated logistics services accounted for approximately 46% and 48%, respectively, of the total units we handled. Because the fees for such services have higher margins than those associated with distribution services, they represent a higher than proportionate percentage of our operating profits.


CUSTOMERS

     We provide our services to a customer base of more than 20,000 network operators, manufacturers, agents, resellers, dealers and retailers. For both 1999 and 2000, aggregate revenues generated from our five largest customers accounted for approximately 11% of our total revenue and no single customer accounted for 10% or more of our total revenue.

     We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are received from the customer. Unless otherwise requested, substantially all of our products are delivered by common carriers. Because orders are filled shortly after receipt, backlog is generally not material to our business. Our integrated logistics services are typically provided pursuant to agreements with terms between one and three years that generally may be terminated by either party subject to a short notice period.


PURCHASING AND SUPPLIERS

     We have established key relationships with leading manufacturers of wireless telecommunications and data equipment. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of popular brand name products on favorable pricing terms. In 2000, we made purchases from more than 60 wireless mobile device and accessory suppliers. We expect our number of suppliers to grow with our December 2000 acquisition of Advanced Portable Technologies Pty Ltd due to the number of products that the entity services. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of our suppliers provide favorable purchasing terms to us, including price protection, cooperative advertising and marketing allowances. Product manufacturers typically provide limited warranties, which we extend to our customers.

     Our two largest suppliers of wireless mobile devices and accessories in the aggregate accounted for approximately 75% and 73% of our product purchases in 1999 and 2000, respectively. During 1999, Nokia and Ericsson accounted for approximately 68% and 7%, respectively, of our product purchases, and in 2000 they accounted for approximately 62% and 11%, respectively, of our product purchases. None of our other suppliers accounted for 10% or more of product purchases in 1999 or 2000. Loss of the applicable contracts with these or other suppliers, or failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See --"Competition."

     We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions including the retention by the manufacturer of certain direct accounts. Most of our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy minimum purchase requirements and can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. We generally place orders on a regular basis with our suppliers. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common carrier. We believe that our relationships with our suppliers are generally good, however, we have from time to time experienced inadequate product supply from certain manufacturers. In 1999, we were unable to obtain sufficient product supplies from manufacturers in many of the markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

SALES AND MARKETING

     Our sales and marketing efforts are coordinated in each of our four regional divisions by a president for that particular division. These executives devote a substantial amount of their time to developing and maintaining relationships with our customers and suppliers, in addition to managing the overall operations of their divisions. Each division's sales and operations centers are managed by either general or country managers who report to the appropriate divisional president and are responsible for the daily sales and operations of their particular location. Each division has sales associates and telemarketers who specialize in or focus on sales to a specific customer category (e.g., network operator, dealer, reseller, retailer, etc.). In addition, we have dedicated a sales force to manage our network operator relationships and to further our sales of integrated logistics services. We also market integrated logistics services through sales directors in each of our four regional divisions and through dedicated sales personnel. Including support personnel, we had approximately 300 employees involved in sales and marketing at December 31, 2000, including 60 in our Asia-Pacific division, 80 in our North America division, 120 in our Europe, Middle East and Africa division and 40 in our Latin America division.

     We believe that product recognition by customers and consumers is an important factor in the marketing of the products that we sell. Accordingly, we promote our capabilities and the benefits of certain of our product lines through advertising in trade publications and attending various international, national and regional trade shows, as well as through direct mail solicitation, broadcast faxing and telemarketing activities. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and media advertising.


SEASONALITY

     Our operating results are influenced by a number of seasonal factors in the different countries and markets in which we operate. These results may fluctuate from period to period as a result of several factors, including:

     -    purchasing patterns of customers in different markets;

     - the timing of the introduction of new products by our suppliers and competitors;

     -    variations in sales by distribution channels;

     -    product availability and pricing; and

     -    promotions and subsidies by network operators.

     Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter and our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results. Because of a number of factors adversely impacting the markets we service, including, but not limited to, economic uncertainty in the United States, we did not experience our historical seasonal increase in revenue in the fourth quarter of 2000.


COMPETITION

     We operate in a highly competitive business environment and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless telecommunications and data products are characterized by intense price competition and significant price erosion over the life of a product. We compete principally on the basis of value, in terms of price, time, reliability, service and product availability. We compete with numerous well-established manufacturers and wholesale distributors of wireless equipment, including our customers and suppliers; wireless network operators, including our customers; logistics service providers; electronics manufacturing service providers and export/import and trading companies. These companies may possess substantially greater financial, marketing, personnel and other resources than we do. In addition, manufacturers other than those that have historically produced wireless handsets and accessories are also entering the market to produce various wireless mobile devices, including wireless data devices. Their entry is creating new competitors for distribution and provision of integrated logistics services for these new products. Certain of these competitors have the financial resources necessary to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

     The wireless telecommunications and data industry has, in the past, been characterized by relatively low barriers to entry. However, as the key market requirement shifts from pure distribution services to a mix of distribution services and integrated logistics services, and because of the effects of convergence discussed above under the heading "New Technologies, Enhancements and Applications," entry barriers are expected to rise. Increases in the cost of entry will most likely be driven by rising infrastructure costs, the expanded human resource requirement and the advanced management and information systems capabilities mandated by the integrated logistics services segment of the business. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

     Competitors in our North America division include wireless equipment manufacturers, network operators and other dedicated wireless distributors such as CellStar Corporation. We also compete with logistics service providers and electronics manufacturing service providers in our North America operations, such as CTDI, UPS Logistics and CAT Logistics. In the Asia-Pacific market, our primary competitors are state-owned distributors that have retail outlets with direct end-user access as well as United States- and foreign-based exporters, traders and distributors, including CellStar Corporation, Global Tech (Holdings) Ltd. and Telepacific Pty Limited. In our Europe, Middle East and Africa division our competitors include wireless equipment manufacturers that sell directly to the region's network operators and retailers, network operators themselves, and traders and other distributors, such as Cellstar Corporation, 20/20 Logistics Ltd., European Telecom plc, Avenir S.A. and Banner Twin Choice plc, and logistics and transportation companies such as Vitesse. In our Latin America division we compete primarily with CellStar Corporation and various other distributors.

     The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological changes in the industry and to continually and successfully identify, obtain or develop and market new products, including integrated logistics services, that satisfy evolving industry and customer requirements. The use of alternative wireless telecommunications technologies or the convergence of wireless telecommunications and computer technologies may reduce demand for existing wireless telecommunications products. Upon widespread commercial introduction, new wireless communications or convergent technologies could materially change the types of products sold by us and our suppliers and result in significant price competition. In addition, products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized resales or illegal resales, which may avoid applicable duties and taxes), may also have an adverse impact on our operations.

INFORMATION SYSTEMS

     Our operations are dependent on the functionality, design, performance and utilization of our information systems. We have implemented multiple business applications systems throughout the world which enable us to provide our customers and suppliers with distribution and service capabilities. These capabilities include e-commerce solutions; electronic data interchange; Web-based order entry account management, reporting, product catalogue and supply chain management; and various inventory tracking, management and reporting capabilities. During 1998, 1999 and 2000, we invested approximately $22.1 million, $6.1 million and $5.5 million, respectively, to install and enhance systems in newly acquired operations, to continue to develop and enhance our systems to provide electronic data interchange capabilities, to further automate our customer interfaces and enhance our overall e-business capabilities, to create solutions for our customers and to provide a flexible service delivery system in support of our integrated logistics services. We intend to use additional funds to further develop information systems throughout our four divisions, in part to utilize technology to advance our base of existing service competencies and develop new capabilities that will attempt to meet the challenges posed by convergence and consolidation. We intend to invest an aggregate of between $40 to $50 million in capital expenditures (related primarily to information technology) over the next two years. At December 31, 2000, there were approximately 110 employees in our information technology departments worldwide.

EMPLOYEES

     As of December 31, 2000, we had approximately 1,800 employees; 270 in our Asia-Pacific division, 900 in our North America division, 360 in our Europe, Middle East and Africa division and 270 in our Latin America division. Of these employees, approximately 9 were in executive positions, 300 were engaged in sales and marketing, 970 were in service operations and 521 were in finance and administration (including information technology employees). None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good. See Business Risk Factors-Our labor force experiences a high rate of personnel turnover.

BUSINESS RISK FACTORS

     Various statements, discussions and analyses throughout this Form 10-K are not based on historical fact and contain forward-looking statements. These statements are subject to certain risks and uncertainties, including those discussed below that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. There are many important factors that have affected, and in the future could affect, our business, some of which are beyond our control and future trends are difficult to predict. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

     Our operations may be materially affected by fluctuations in regional demand patterns and economic factors -- The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. Economic slow-downs in regions served by us or changes in promotional programs offered by network operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. We believe our operations were adversely affected by an economic slow-down in the United States during the fourth quarter of 2000. We also believe that this economic slow-down will continue to impact our operations in 2001. Although the factors impacting our United States demand are currently expected to improve during the second half of 2001, approximately 35% of our revenues and 53% of our operating income was generated in our North America region during 2000. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations.

     Our business may be adversely impacted by consolidation of network operators -- The past several years has witnessed a consolidation within the network operator community which trend is expected to continue in at least the near future. This trend could result in a reduction or elimination of promotional activities by the remaining network operators as they seek to reduce their expenditures, which could, in turn result in decreased demand for our products or services. Moreover, consolidation of network operators reduces the number of potential contracts available to us and other providers of integrated logistic services. We could also lose business if network operators which are our customers are acquired by other network operators which are not our customers.

     Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future -- Our business depends in large part on wireless equipment manufacturers and network operators outsourcing some or all of their business functions to us. We fulfill functions such as customized packaging, prepaid and e-commerce solutions, inventory management, distribution and other outsourced services for many of these manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced integrated logistics services such as the services we provide. Any significant change in the market for our outsourcing services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewal of these agreements could have a material adverse effect on our business.

     Rapid technological changes in the wireless telecommunications and data industry could have a material adverse effect on our business -- The technology relating to wireless telecommunications and data equipment changes rapidly, and industry standards are constantly evolving, resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements. These concentrations of capital increase our risk of loss as a result of rapid technological changes in the wireless telecommunications and data industry.

     The use of emerging wireless communications technologies, including GPRS, EDGE, W-CDMA, Bluetooth, wireless local loop, satellite-based communications systems and other new technologies, may reduce the demand for existing cellular and PCS products. If other companies develop and commercialize new technologies or products in related market segments that compete with existing cellular and PCS technology, it could materially change the types of products that we may be required to offer or result in significant price competition for us. Product obsolescence could result in significantly increased inventories of our unsold products. However, if we elect to stock our inventories in the future with any of these technologies and products, we will run the risk that our existing customers and consumers may not be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies. In addition, the complex hardware and software contained in new wireless handsets could contain defects which become apparent subsequent to widespread commercial use, resulting in product recalls and returns and leaving us with additional unsold inventory.

     Our future operating results will depend on our ability to continue to increase our sales significantly -- A large percentage of our total revenues in recent periods has come from sales of wireless handsets, a segment of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon our having adequate supply of products. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. In addition, our operating expenses have increased significantly. We expect these expenses to continue to increase as we expand our activities and increase our provision of integrated logistics services. Therefore, our future profitability will depend on our ability to increase sales to cover our additional expenses. We may not be able to cause our sales rates to grow substantially. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

     A significant percentage of our revenues is generated outside of North America in countries that may have volatile currencies or other risks -- We maintain operations centers and sales offices in many territories and countries. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a large number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. On occasion, we enter into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. During 1999, and pursuant to our restructuring plan, we terminated or eliminated several of our foreign operations because they were not performing to acceptable levels. These terminations resulted in significant losses to us. We may in the future, decide to terminate certain existing foreign operations. This could result in our incurring significant additional losses.

     We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future -- We purchase all of the wireless handsets and accessories that we sell from third-party wireless communications equipment manufacturers, dealers and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing terms. Our agreements with our suppliers generally are non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

     The wireless telecommunications and data industry is intensely competitive and we may not be able to continue to compete successfully in this industry -- We compete for sales of wireless telecommunications and data equipment, and expect that we will continue to compete, with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. As a provider of integrated logistics services, we also compete with other distributors, logistics services companies and electronic manufacturing services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products directly to our customers. The wireless telecommunications and data industry has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As the cellular markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.

     We may not be able to manage and sustain future growth at our historical or current rates -- In recent years we have experienced domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could have a material adverse effect on our operations. In addition, our growth prospects could be adversely affected by a decline in the wireless telecommunications and data industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.

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

     We have incurred significant losses during certain quarterly periods -- Although we achieved a profit during each quarter in the year ended December 31, 2000, we incurred net losses for each of the first two quarters of 1999 and a net loss of $93.1 million for the year ended December 31, 1999. We also incurred a net loss of $7.1 million for the three months ended December 31, 1998. The net loss for 1999 includes approximately $84.9 million of restructuring and other unusual charges as well as the cumulative effect of an accounting change of $14.1 million. The net loss for the three months ended December 31, 1998 includes approximately $25.7 million of trading and other unusual charges resulting from our decision to eliminate our trading activities. Several business factors appear to have contributed to our losses in these periods including an inadequate supply of products for sale through our distribution services, our inability to replace, during 1999, revenues which had been generated by the trading business that we exited in the fourth quarter of 1998, the impacts of the devaluation of the Brazilian Real and price competition from trading companies in our Asia-Pacific and Latin America divisions. We may incur additional future losses.

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

     There are significant amounts of our securities which are issuable upon exercise of outstanding convertible securities as well as under other stock plans which could affect the market price of our common stock -- The $250 million face value of our 20-year zero-coupon, subordinated, convertible notes are convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 19.109 shares of common stock per $1,000 face value note, for an aggregate of 4,777,250 shares of common stock. Additionally, we have reserved a significant number of shares of common stock that may be issuable pursuant to our employee stock option and purchase plans, and upon the exercise of currently outstanding warrants. These securities, when issued and outstanding, may reduce earnings per share in periods that they are considered dilutive under Generally Accepted Accounting Principles and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

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

     We may have difficulty collecting our accounts receivable -- We currently offer and intend to offer open account terms to our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Any delays in collecting or inability to collect our receivables could have a material adverse effect on our business.

     Our operating results frequently vary significantly and respond to seasonal fluctuations in purchasing patterns -- Our operating results are influenced by a number of seasonal factors in the different countries and markets in which we operate. These results may fluctuate from period to period as a result of several factors, including:

     -    purchasing patterns of customers in different markets;

     - the timing of introduction of new products by our suppliers and competitors;

     -    variations in sales by distribution channels; and

     -    product availability and pricing.

     Consumer electronics and retail sales have historically experienced increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter of our fiscal year. However, this increase did not occur in 2000. Our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.

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

     We make significant investments in the technology used in our business and rely on this technology to function effectively without interruptions -- We have made significant investments in sophisticated and specialized information systems technology and have focused on the application of this technology to provide customized integrated logistics services to wireless communications equipment manufacturers and network operators. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently through a casualty or operating malfunction. In addition, a significant increase in the costs of additional technology or telephone services that is not recoverable through an increase in the price of our services could have a material adverse effect on our results of operations.

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

     We have significant future payment obligations pursuant to certain leases and other long-term contracts -- We lease our office and warehouse/distribution facilities as well as certain furniture and equipment under real property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could have a material adverse effect on our operations.

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

     The market price of our common stock may continue to be volatile -- The market price of our common stock has fluctuated significantly from time to time since our initial public offering in April 1994. The trading price of our common stock could experience significant fluctuations in the future in response to certain factors, which could include actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless telecommunications and data industry; changes in governmental regulation; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stocks for companies in the wireless telecommunications and data industry or in the distribution or integrated logistics services sectors of the wireless telecommunications and data industry could also affect the market price of our common stock.

SEGMENT FINANCIAL INFORMATION

     Reference is made to the information set forth in our 2000 Annual Report to Stockholders on pages 28 and 29 under the caption "Operating Segments," which information is incorporated herein by reference.

ITEM 2. PROPERTIES.

     We provide our distribution and integrated logistics services from our sales and operations centers located in various countries including Australia, Brazil, the People's Republic of China (including Hong Kong), Colombia, France, Germany, Ireland, Jordan, Mexico, the Netherlands, New Zealand, the Philippines, South Africa, Sweden, the United Arab Emirates, the United States, and Venezuela. Substantially all of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

                                    NUMBER OF       AGGREGATE      APPROXIMATE
                                  LOCATIONS (1)   SQUARE FOOTAGE   MONTHLY RENT
                                  ----------------------------------------------

  North America                           3          823,410         $ 430,000
  Asia-Pacific                            7          104,269            43,000
  Europe, Middle East and Africa         10          175,428            94,000
  Latin America                           6          218,360            50,000
                                 -----------------------------------------------
                                         26        1,321,467         $ 617,000
                                 ===============================================

     (1) Refers to geographic areas in which we maintain facilities and considers multiple buildings located in the same area as a single geographic location.

     In 2000, the Company consolidated four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. We have entered into a twenty-year lease for this facility and with 495,000 square feet of office and plant space it is our largest operations center. In addition, we have been attempting to sublease the former North America headquarters and distribution center located at 6402 Corporate Drive in Indianapolis, Indiana, which is currently serving as our Corporate headquarters. The lease term of this facility expires in 2006 and current rental payments are approximately $80,000 per month.

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

     We and certain of our executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action entitled In re Brightpoint Securities Litigation, United States District Court, Southern District of Indiana, Indianapolis Division, Cause No. IP 99-870-C H/G. The action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants intend to vigorously defend the action. The Company and the individual defendants have filed a motion to dismiss the action and such motion is currently pending before the court. Discovery has not yet commenced. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                     PART II

     With the exception of the information expressly incorporated by reference from the Company's 2000 Annual Report to Stockholders into Parts I, II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is set forth in the Company's 2000 Annual Report to Stockholders, on page 60 under the caption "Common Stock Information," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in the Company's 2000 Annual Report to Stockholders, on page 61 under the caption "Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth in the Company's 2000 Annual Report to Stockholders, on pages 25-29, 31-35, 38-40, and 42, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item is set forth in the Company's 2000 Annual Report to Stockholders, on page 42 under the caption "Financial Market Risk Management," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is set forth in the Company's 2000 Annual Report to Stockholders, on pages 24, 30, 36, 37, 41 and 43 through 59, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Certain information required by Part III is omitted from this report in that the Company will file its definitive Proxy Statement for the Annual Meeting of Stockholders for the Annual Meeting of Stockholders to be held in 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is in the Proxy Statement under the Section entitled "Election of Directors," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth in the Proxy Statement under the Section entitled "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the Proxy Statement under the Section entitled "Voting Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth in the Proxy Statement under the Section entitled "Certain Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements of the Company included in the Company's 2000 Annual Report to Stockholders, are incorporated herein by reference:

          Report of Independent Auditors

          Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000

          Consolidated Balance Sheets as of December 31, 1999 and 2000

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000

          Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule for the year ended December 31, 2000, including the Report of Independent Auditors on Financial Statement Schedule for the three years ended December 31, 2000, is submitted herewith:

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)    Exhibits

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
3.1       Certificate of Incorporation of the Company, as amended (6)

3.2       Amended and Restated By-Laws of the Company (6)

3.3 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995 (2)

4.1       Indenture between the Company and the Chase Manhattan Bank, as
          Trustee (8)

10.1      1994 Stock Option Plan, as amended (15)*

10.2      1996 Stock Option Plan, as amended (15)*

10.3      Non-Employee Directors Stock Option Plan (1)

10.4      Employee Stock Purchase Plan (13)

10.5 Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (14)*

10.6 Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (14)*

10.7 Amended and Restated Employment Agreement between the Company and Phillip A. Bounsall dated July 1, 1999 (14)*

10.8 Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (14)*

10.9 Lease Agreement between the Company and Corporate Drive Associates, LLC, dated June 6, 1995 (3)

10.10 Amendment to Lease Agreement between the Company and Corporate Drive Associates, LLC, dated October 3, 1995 (3)

10.11 Second Amendment to Lease agreement between the Company and Corporate Drive Associates, LLC, dated as of July 17, 1996 (6)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.12 Lease Agreement (Building Expansion) between the Company and Corporate Drive Associates, LLC, dated as of July 17, 1996 (6)

10.13 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent (4)

10.14 Lease Agreement between the Company and DP Operating Partnership, L.P., dated as of March 1, 1997 (5)

10.15 Multicurrency Credit Agreement dated as of June 24, 1997 (the "Credit Agreement") among the Company, Brightpoint International Ltd., the Subsidiary Borrowers from time to time party thereto, the Guarantors from time to time party thereto, the Financial Institutions from time to time party thereto as lenders, The First National Bank of Chicago as administrative agent and Bank One, Indiana, N.A. as syndication agent (6)

10.16 Form of Waiver and Amendment No. 1 to Credit Agreement dated as of November 15, 1997 (7)

10.17     Third Amendment to Multicurrency Credit Agreement dated March 20,
          1998 (9)

10.18     Fourth Amendment to Multicurrency Credit Agreement dated April 16,
          1998 (10)

10.19 Amended and Restated Multicurrency Credit Agreement originally dated June 24, 1997 and amended and restated as of May 13, 1998 (10)

10.20 Lease Agreement between the Company and New World Partners Joint Venture Number Five, dated July 30, 1998 (11)

10.21 Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998 (11)

10.22     Form of Indemnification Agreement of certain officers and directors
          (16)

10.23 Amendment No. 1 to Amended and Restated Multicurrency Credit Agreement dated October 19, 1998 (12)

10.24 Amendment No. 2 to Amended and Restated Multicurrency Credit Agreement dated September 30, 1998 (12)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.25 Amendment No. 3 to Amended and Restated Multicurrency Credit Agreement dated January 1, 1999 (12)

10.26     Fourth Amendment to Multicurrency Agreement dated May 13, 1998 (13)

10.27 Second Amended and Restated Multicurrency Credit Agreement dated May 13, 1998 and amended and restated as of July 27, 1999 (14)

10.28 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of January 4, 1999 (13)

10.29 Amendment Number 1 to the Second Amended and Restated Multicurrency Credit Agreement dated as of March 20, 2000 (17)

10.30 Amendment Number 2 to the Second Amended and Restated Multicurrency Credit Agreement dated as of June 28, 2000 (18)

10.31 Amendment Number 3 to the Second Amended and Restated Multicurrency Credit Agreement dated as of October 27, 2000 (19)

10.32 Amendment Number 4 to the Second Amended and Restated Multicurrency Credit Agreement dated as of December 27, 2000 (20)

10.33 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999 (20)*

10.34 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and J. Mark Howell dated July 1, 1999 (20)*

10.35 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Phillip A. Bounsall dated July 1, 1999 (20)*

10.36 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Steven E. Fivel dated July 1, 1999 (20)*

10.37 Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000 (20)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.38 Pledge Supplement for Brightpoint North America, Inc. dated January 1, 2001 to the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.39 Pledge Supplement for Brightpoint North America L.P. dated January 1, 2001 to the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.40 Subsidiary Borrower and Guarantor Letter for Brightpoint North America, Inc. dated January 1, 2001 under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.41     Subsidiary Borrower and Guarantor Letter for Brightpoint North
          America L.P. dated January 1, 2001 under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.42 Security Agreement dated January 1, 2001 between Brightpoint North America, Inc. and Bank One, Indiana, National Association under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.43 Security Agreement dated January 1, 2001 between Brightpoint North America L.P. and Bank One, Indiana, National Association under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

13 Specific portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000 incorporated by reference herein (20)

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

(4) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, dated March 28, 1997.

(5) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (333-29533) effective August 6, 1997.

(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8) Incorporated by reference to the exhibit filed with the exhibit filed with the Company's Current Report on Form 8-K dated April 1, 1998 for the event dated March 5, 1998.

(9) Incorporated by reference to the exhibit filed with the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10) Incorporated by reference to the exhibit filed with the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1998.

(13) Incorporated by reference to Appendix A filed with the Company's Proxy Statement dated April 15, 2000 relating to its Annual Stockholders meeting held May 18, 2000.

(14) Incorporated by reference to the exhibit filed with the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(15) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (333-87863) dated September 27, 1999.

(16) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1999.

(17) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(18) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(19) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(20)      Filed herewith.

(21)      Filed as page F-2 of this report.

          * Denotes management compensation plan or arrangement.

(b)       Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K for the event dated October 30, 2000 under Item 5 to report the plan to purchase up to 130,000 of its outstanding convertible subordinated zero-coupon bonds due 2018.

          In addition, the Company filed a Current Report on Form 8-K for the event dated December 20, 2000 under Item 5 to report the update of revenue and earnings estimates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRIGHTPOINT, INC.

Date:  March 29, 2001               /s/ Robert J. Laikin
                                    ------------------------------
                                    By:  Robert J. Laikin
                                         Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                  TITLE                                        DATE
---------                  -----                                        ----

/s/ Robert J. Laikin       Chairman of the Board
-----------------------    Chief Executive Officer and
Robert J. Laikin           Director (Principal Executive Officer)       March 29, 2001

/s/ J. Mark Howell         President, Chief Operating Officer and
-----------------------    Director                                     March 29, 2001
J. Mark Howell

/s/ Phillip A. Bounsall    Executive Vice President and Chief
-----------------------    Financial Officer (Principal Financial
Phillip A. Bounsall        Officer and Principal Accounting
                           Officer)                                     March 29, 2001

/s/ John W. Adams          Director                                     March 29, 2001
-----------------------
John W. Adams

/s/ Rollin M. Dick         Director                                     March 29, 2001
-----------------------
Rollin M. Dick

/s/ Stephen H. Simon       Director                                     March 29, 2001
-----------------------
Stephen H. Simon

/s/ Jerre L. Stead         Director                                     March 29, 2001
-----------------------
Jerre L. Stead

/s/ Todd H. Stuart         Director                                     March 29, 2001
-----------------------
Todd H. Stuart

/s/ Robert F. Wagner       Director                                     March 29, 2001
-----------------------
Robert F. Wagner


                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE

Report of Independent Auditors on Financial Statement Schedule............   F-1
Consent of Ernst & Young LLP..............................................   F-2
Financial Statement Schedule for the years 2000, 1999 and 1998:
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.........................   F-3

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Brightpoint, Inc.


We have audited the consolidated financial statements of Brightpoint, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 22, 2001 (except Note 8, as to which the date is March 1, 2001). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG, LLP


Indianapolis, Indiana
January 22, 2001

                          CONSENT OF ERNST & YOUNG LLP



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, in the Registration Statement (Form S-3 No. 33-91112) pertaining to certain options and warrants of Brightpoint, Inc., in the Registration Statement (Form S-3 No. 333-3569) pertaining to certain warrants of Brightpoint, Inc., and in the Registration Statements (Form S-3 No. 333-15663, 333-29533, 333-07892, 333-37587, 333-55945,
333-58863, 333-34952, and 333-37022) pertaining to certain common stock of Brightpoint, Inc. of our report dated January 22, 2001 (except Note 8, as to which the date is March 1, 2001) with respect to the consolidated financial statements incorporated by reference and our report dated January 22, 2001 with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Brightpoint, Inc.


                                                      /s/ ERNST & YOUNG, LLP


Indianapolis, Indiana
March 26, 2001

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      COL. A         COL. B       COL. C      COL. D            COL. E
                                      ------         ------       ------      ------            ------
                                    BALANCE AT     CHARGED TO    CHARGED TO                    BALANCE AT
                                    BEGINNING      COSTS AND       OTHER                          END
          DESCRIPTION               OF PERIOD      EXPENSES(1)    ACCOUNTS   DEDUCTIONS        OF PERIOD
          -----------               ---------      -----------    --------   ----------        ---------
Year ended December 31, 2000:
 Deducted from asset
  accounts:
  Allowance for
   doubtful accounts..........     $ 6,220,000    $  6,328,000   $      --   $  6,000,000(2)   $ 6,548,000
                                   -----------    ------------   ---------   ------------      -----------
  Total.......................     $ 6,220,000    $  6,328,000   $      --   $  6,000,000      $ 6,548,000
                                   ===========    ============   =========   ============      ===========

Year ended December 31, 1999:
 Deducted from asset
  accounts:
 Allowance for
  doubtful accounts..........      $ 6,045,000    $ 10,906,000   $      --   $ 10,731,000(2)   $ 6,220,000
                                   -----------    ------------   ---------   ------------      -----------
 Total.......................      $ 6,045,000    $ 10,906,000   $      --   $ 10,731,000      $ 6,220,000
                                   ===========    ============   =========   ============      ===========

Year ended December 31, 1998:
 Deducted from asset
  accounts:
 Allowance for
  doubtful accounts...........     $ 3,394,000    $  5,601,000   $      --   $  2,950,000(2)   $ 6,045,000
                                   -----------    ------------   ---------   ------------      -----------
 Total........................     $ 3,394,000    $  5,601,000   $      --   $  2,950,000      $ 6,045,000
                                   ===========    ============   =========   ============      ===========

(1) Does not include impairments of accounts receivable recognized in connection with the Company's trading, restructuring and other unusual charges. See notes to Consolidated Financial Statements.

(2)  Uncollectible accounts written off.