Form 10-K/A
period 2000-12-31
BRIGHTPOINT INC
filed 2001-03-30
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                         (AMENDMENT NO 1 TO FORM 10-K)

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

     We and certain of our executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action entitled In re Brightpoint Securities Litigation, United States District Court, Southern District of Indiana, Indianapolis Division, Cause No. IP 99-870-C H/G. The action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's stock during the period October 2, 1998 through March 10, 1999.
The Company and the individual defendants filed a motion to dismiss the action. The court granted that motion on March 29, 2001. The plaintiffs have until April 26, 2001, to file a motion seeking leave to amend their complaint. If they do not do so, the court will enter final judgment dismissing the case. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.


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

                                    BRIGHTPOINT, INC.

Date:  March 30, 2001               /s/ Robert J. Laikin
                                    ------------------------------
                                    By:  Robert J. Laikin
                                         Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                  TITLE                                        DATE
---------                  -----                                        ----

/s/ Robert J. Laikin       Chairman of the Board
-----------------------    Chief Executive Officer and
Robert J. Laikin           Director (Principal Executive Officer)       March 30, 2001

/s/ J. Mark Howell         President, Chief Operating Officer and
-----------------------    Director                                     March 30, 2001
J. Mark Howell

/s/ Phillip A. Bounsall    Executive Vice President and Chief
-----------------------    Financial Officer (Principal Financial
Phillip A. Bounsall        Officer and Principal Accounting
                           Officer)                                     March 30, 2001

-----------------------    Director
John W. Adams

/s/ Rollin M. Dick         Director                                     March 30, 2001
-----------------------
Rollin M. Dick

/s/ Stephen H. Simon       Director                                     March 30, 2001
-----------------------
Stephen H. Simon

-----------------------    Director
Jerre L. Stead

/s/ Todd H. Stuart         Director                                     March 30, 2001
-----------------------
Todd H. Stuart

/s/ Robert F. Wagner       Director                                     March 30, 2001
-----------------------
Robert F. Wagner


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

                                          /s/ ERNST & YOUNG, LLP


Indianapolis, Indiana
January 22, 2001

                          CONSENT OF ERNST & YOUNG LLP



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, in the Registration Statement (Form S-3 No. 33-91112) pertaining to certain options and warrants of Brightpoint, Inc., in the Registration Statement (Form S-3 No. 333-3569) pertaining to certain warrants of Brightpoint, Inc., and in the Registration Statements (Form S-3 No. 333-15663, 333-29533, 333-07892, 333-37587, 333-55945,
333-58863, 333-34952, and 333-37022) pertaining to certain common stock of Brightpoint, Inc. of our report dated January 22, 2001 (except Note 8, as to which the date is March 1, 2001) with respect to the consolidated financial statements incorporated by reference and our report dated January 22, 2001 with respect to the financial statement schedule included in this Annual Report (Form 10-K/A) of Brightpoint, Inc.


                                                      /s/ ERNST & YOUNG, LLP


Indianapolis, Indiana
March 30, 2001

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