Form 10-Q
period 2001-03-31
BRIGHTPOINT INC
filed 2001-05-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2001
                               ----------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                        to
                               -----------------------    ---------------------

Commission file number:        0-23494
                       --------------------------------------------------------

                                BRIGHTPOINT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    35-1778566
-------------------------------------------------------------------------------
         (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                  Identification No.)

6402 Corporate Drive, Indianapolis, Indiana                     46278
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


     Number of shares of common stock outstanding at May 11, 2001: 55,798,305 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Income
           Three Months Ended March 31, 2000 and 2001...................3

         Consolidated Balance Sheets
           December 31, 2000 and March 31, 2001.........................4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 2001...................5

         Notes to Consolidated Financial Statements.....................6

         ITEM 2

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............13

         ITEM 3

         Quantitative and Qualitative Disclosures
           About Market Risk...........................................18


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings.............................................19

         ITEM 6

         Exhibits......................................................19

Signatures.............................................................20

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                          2000         2001
                                                        ---------    ---------

Revenue                                                 $ 477,772    $ 465,326
Cost of revenue                                           434,347      434,348
                                                        ---------    ---------

Gross profit                                               43,425       30,978

Selling, general and administrative expenses               25,835       25,604
Unusual charges                                             4,814            -
                                                        ---------    ---------

Income from operations                                     12,776        5,374

Interest expense                                            3,270        2,373
Other (income) expenses                                      (403)         816
                                                        ---------    ---------
Income before income taxes, minority interest and
    extraordinary gain                                      9,909        2,185
Income taxes                                                3,375          676
                                                        ---------    ---------

Income before minority interest and extraordinary gain      6,534        1,509
Minority interest                                              36           64
                                                        ---------    ---------

Income before extraordinary gain                            6,498        1,445
Extraordinary gain on debt extinguishment,
    net of tax                                                  -        4,623
                                                        ---------    ---------
Net income                                                  6,498    $   6,068
                                                        =========    =========

Basic per share:
    Income before extraordinary gain                    $    0.12    $    0.03
    Extraordinary gain on debt extinguishment,
       net of tax                                               -         0.08
                                                        ---------    ---------
    Net income                                          $    0.12    $    0.11
                                                        =========    =========
Diluted per share:
    Income before extraordinary gain                    $    0.12    $    0.03
    Extraordinary gain on debt extinguishment,
       net of tax                                               -         0.08
                                                        ---------    ---------
    Net income                                          $    0.12    $    0.11
                                                        =========    =========

Weighted average common shares outstanding:
    Basic                                                  54,926       55,777
                                                        =========    =========
    Diluted                                                56,232       55,779
                                                        =========    =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        December 31, 2000    March 31, 2001
                                                        -----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                $  79,718          $  75,206
  Accounts receivable (less allowance for doubtful
    accounts of $6,548 in 2000 and $5,903 in 2001)           208,116            170,221
  Inventories                                                226,785            178,555
  Other current assets                                        52,059             49,414
                                                           ---------          ---------
Total current assets                                         566,678            473,396

Property and equipment                                        36,763             39,046
Goodwill and other intangibles                                72,390             69,667
Other assets                                                  15,828             16,000
                                                           ---------          ---------
Total assets                                               $ 691,659          $ 598,109
                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 232,264          $ 163,205
  Accrued expenses                                            61,354             58,725
                                                           ---------          ---------
Total current liabilities                                    293,618            221,930
                                                           ---------          ---------
Long-term debt:
    Line of credit                                            53,685             47,825
    Convertible notes                                        144,756            127,790
                                                           ---------          ---------
Total long-term debt                                         198,441            175,615
                                                           ---------          ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                    -                  -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 55,763 and 55,788 issued and
    outstanding in 2000 and 2001, respectively                   558                558
  Additional paid-in capital                                 213,714            213,794
  Retained earnings                                           11,759             17,827
  Accumulated other comprehensive loss                       (26,431)           (31,615)
                                                           ---------          ---------
Total stockholders' equity                                   199,600            200,564
                                                           ---------          ---------

Total liabilities and stockholders' equity                 $ 691,659          $ 598,109
                                                           =========          =========



See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended March 31
                                                                  2000         2001
                                                               ---------    ----------
OPERATING ACTIVITIES
Net income                                                     $   6,498    $   6,068
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 3,762        3,792
     Amortization of debt discount                                 1,834        1,381
     Income tax benefits from exercise of stock options            1,667            -
     Extraordinary gain on debt extinguishment, net of tax             -       (4,623)
     Unusual charges                                               4,814            -
     Minority interest and deferred taxes                             36          287
     Changes in operating assets and liabilities, net of
      effects from acquisitions:
           Accounts receivable                                    19,418       31,440
           Inventories                                           (75,774)      44,641
           Other operating assets                                  1,056         (413)
           Accounts payable and accrued expenses                  63,912      (65,869)
                                                               ---------    ---------
Net cash provided by operating activities                         27,223       16,704

INVESTING ACTIVITIES
Capital expenditures                                              (3,258)      (7,148)
Decrease (increase) in funded contract financing receivables        (531)       3,810
Decrease (increase) in other assets                                  110       (1,067)
                                                               ---------    ---------
Net cash used by investing activities                             (3,679)      (4,405)

FINANCING ACTIVITIES
Net payments on revolving credit facility                         (1,112)      (5,851)
Repurchase of convertible notes                                        -      (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                       4,624           78
                                                               ---------    ---------
Net cash provided (used) by financing activities                   3,512      (15,868)

Effect of exchange rate changes on cash and cash
   equivalents                                                      (717)        (943)
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents              26,339       (4,512)
Cash and cash equivalents at beginning of period                  85,261       79,718
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $ 111,600    $  75,206
                                                               =========    =========



See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of income and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For further information, reference is made to the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each period, and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options, stock warrants and the Convertible Notes described in Note 6 to the Consolidated Financial Statements.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

NET INCOME PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2000 and 2001 (amounts in thousands, except per share data):



                                                                 Three Months Ended March 31
                                                                        2000      2001
                                                                      --------   -------
Income before extraordinary gain on debt extinguishment               $  6,498   $ 1,445
Extraordinary gain on debt extinguishment, net of tax                        -     4,623
                                                                      --------   -------
Net income                                                            $  6,498   $ 6,068
                                                                      ========   =======

Basic:
   Weighted average shares outstanding                                  54,926    55,777
                                                                      ========   =======

   Per share amount:
      Income before extraordinary gain on debt extinguishment         $   0.12   $  0.03
      Extraordinary gain on debt extinguishment, net of tax                  -      0.08
                                                                      --------   -------
      Net income                                                      $   0.12   $  0.11
                                                                      ========   =======

Diluted:
   Weighted average shares outstanding                                  54,926    55,777
   Net effect of dilutive stock options and stock warrants-based on
      the treasury stock method using average market price               1,306         2
                                                                      --------   -------
   Total weighted average shares outstanding                            56,232    55,779
                                                                      ========   =======

   Per share amount:
      Income before extraordinary gain on debt extinguishment         $   0.12   $  0.03
      Extraordinary gain on debt extinguishment, net of tax                  -      0.08
                                                                      --------   -------
      Net income                                                      $   0.12   $  0.11
                                                                      ========   =======


COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three months ended March 31, 2000 and 2001, comprehensive income totaled $5.6 million and $0.9 million, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

2. Extraordinary Gain on Debt Extinguishment

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). As of March 31, 2001, the Convertible Notes have an accreted book value of approximately $511 per Convertible Note. These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Each of the Convertible Notes converts, at the option of the holder, into 19.109 shares of the Company's common stock. These transactions, along with the purchase of 94,000 Convertible Notes in 2000, complete the 130,000 Convertible Notes repurchase plan previously approved by the Company's board of directors.

3. Unusual Charges

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $4.8 million ($2.9 million or $0.05 per share net of related tax benefits) during the three months ended March 31, 2000, related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. At March 31, 2001, the Company had approximately $2.8 million in facility consolidation reserves and no significant adjustments to the charge are anticipated in future periods.

4. Acquisitions and Divestitures

In December of 2000, the Company acquired Advanced Portable Technologies Pty Ltd located in Sydney, Australia, a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $0.9 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $1.3 million based upon the future operating results of the business over the three years subsequent to the acquisition. Goodwill of approximately $1.0 million resulted from this acquisition. Also during 2000, the Company made cash payments of contingent consideration totaling $4.6 million related to purchase acquisitions completed prior to 1999. These payments resulted in additional goodwill being recorded in 2000 that is being amortized over the remaining amortization periods of the related acquisitions. The Company does not believe it has any other obligations related to contingent consideration for prior acquisitions, other than the amount for Advanced Portable Technologies Pty Ltd mentioned above.

The impact of the acquisition mentioned above was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

5. Accounts Receivable Transfers

During the three months ended March 31, 2001, the Company entered into certain transactions with respect to a portion of its accounts receivable with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). Net funds received from the sales of accounts receivable during the three months ended March 31, 2001 totaled $40.0 million (8.8% of revenues). Fees, in the form of discounts, incurred in connection with these sales totaled $.9 million and were recorded as losses on the sale of assets which are included as a component of "Other (income) expenses" in the Consolidated Statements of Income. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

In September of 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No.
140), which replaces FASB No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. With respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, SFAS No. 140 is effective for fiscal years ending after December 15, 2000, and is to be applied prospectively with certain exceptions. The Company adopted the disclosure provisions of SFAS No. 140 in 2000 and believes the complete implementation of SFAS No. 140 in 2001 will not have a material effect on its financial statements.

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

At March 31, 2001, there was approximately $41.8 million outstanding under the Facility, all of which was denominated in foreign currencies, at interest rates ranging from 5.5% to 6.6% (a weighted average rate of 6.1%). In addition, there was an aggregate of $32.7 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Facility is limited by an asset coverage test, which is measured monthly. As of March 31, 2001, available funding under the Facility was approximately $11.3 million. In addition to certain net worth and other financial covenants, the Company's Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)
6. Long-term Debt (continued)

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan (denominated in China's local currency, the Renminbi) with China Construction Bank Guangzhou Economic Technological Development District Branch (China Construction Bank). In December 2000, the Company renewed and revised its agreement with China Construction Bank. The revised agreement has an initial maturity in May 2001 and increased available advances from $4.8 million to $8.5 million. At March 31, 2001, there was approximately $6.0 million outstanding pursuant to the loan agreement at an interest rate of 5.9%. The loan is supported by a stand-by letter of credit of $5.0 million which was issued under the Facility and cash collateral of approximately $1.2 million. In addition, upon maturity the Company intends to renew this loan with the lender or replace it with funding from the Facility. The loan prohibits the borrower from making various changes in its ownership structure.

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 of the Convertible Notes. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute such repurchases and to modify its leverage ratio covenant upon completion of the repurchases. As of March 31, 2001, the Company's plan to repurchase 130,000 of the Convertible Notes was complete. During the first quarter of 2001, the Company repurchased 36,000 of the Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $511 per Convertible Note.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

7. Operating Segments

The Company operates in markets worldwide and has four operating segments. These operating segments represent the Company's four divisions: North America; Asia-Pacific; Europe, Middle East and Africa; and Latin America. These divisions all derive revenues from sales of wireless handsets, accessory programs and fees from the provision of integrated logistics services. However, the divisions are managed separately because of the geographic locations in which they operate.

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 3 to the Consolidated Financial Statements, during 2000 the Company incurred unusual charges, which affected certain operating segments. A summary of the Company's operations by segment with and without the unusual charges is presented below (in thousands):


                                              2000                                        2001
                      ----------------------------------------------------- ------------------------------
                       REVENUES FROM                                          REVENUES FROM     INCOME
                          EXTERNAL        INCOME FROM      INCOME FROM          EXTERNAL     (LOSS) FROM
                         CUSTOMERS        OPERATIONS      OPERATIONS (1)        CUSTOMERS     OPERATIONS
                      ---------------------------------- ------------------ ------------------------------
THREE MONTHS ENDED
   MARCH 31:
North America           $167,703           $ 4,687           $ 9,486           $154,555         $  680
Asia-Pacific             135,266             4,289             3,896            128,641          4,063
Europe, Middle East
   and Africa             99,438             2,690             3,098            131,439           (553)
Latin America             75,365             1,110             1,110             50,691          1,184
                        --------           -------           -------           --------         ------
                        $477,772           $12,776           $17,590           $465,326         $5,374
                        ========           =======           =======           ========         ======



                                           DECEMBER 31,         MARCH 31,
          TOTAL SEGMENT ASSETS:                2000               2001
                                           ------------       -----------
          North America (2)                $  311,402         $  259,509
          Asia-Pacific                        120,386            106,361
          Europe, Middle East and Africa      147,239            138,247
          Latin America                       112,632             93,992
                                           ----------         ----------
                                           $  691,659         $  598,109
                                           ==========         ==========


(1) Excludes other unusual charges - see Note 3.
(2) Includes assets of the Company's corporate operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

8. Contingencies

Various lawsuits, claims and proceedings have been or may be asserted against the Company in the normal course of business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position.

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action. The action involved a purported class of purchasers of the Company's common stock during the period October 2, 1998 through March 10, 1999. The Company and certain of its officers and directors filed a motion to dismiss the action and the court granted such motion on March 29, 2001, subject to the plaintiffs right to file a motion for leave to amend the complaint before April 26, 2001. The plaintiffs did not file such a motion and the court has entered final judgment dismissing the action.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 to this report and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Along with the purchase of 94,000 Convertible Notes in 2000, these transactions complete the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors. As of March 31, 2001, the remaining 250,000 Convertible Notes have an accreted book value of approximately $511 per Convertible Note.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $4.8 million ($2.9 million or $0.05 per share net of related tax benefits) during the three months ended March 31, 2000, related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussion of results of operations excludes the extraordinary gain on debt extinguishment for the three months ended March 31, 2001, of $4.6 million ($0.08 per diluted share) and the impact of the facilities consolidation for the three months ended March 31, 2000, of $4.8 million ($2.9 million or $0.05 per share net of related tax benefits) described above.

Revenue

                                       Three Months Ended March 31
                              -----------------------------------------------
(In thousands)                         2000               2001      Change
-----------------------------------------------------------------------------
Revenue                             $ 477,772          $ 465,326      (3)%
-----------------------------------------------------------------------------

Revenue in the quarter ended March 31, 2001, decreased 3%, compared to revenue in the first quarter of 2000, however, units handled during the first quarter of 2001 increased 22% from the same period in the prior year. The economic uncertainty in the United States, inventory surpluses and a general reduction in the number of promotional programs sponsored by network operators in many parts of the world have caused demand for the Company's products and services to be lower than the prior year first quarter in which the Company experienced strong revenue growth due in part to unfulfilled orders from the end of the fourth quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Division (in thousands):

                                           Three Months Ended March 31
                                  -------------------------------------------
                                      2000                   2001
                                  -------------------------------------------

North America                      $ 167,703    35%       $ 154,555    33%

Asia-Pacific                         135,266    28%         128,641    28%

Europe, Middle East and Africa        99,438    21%         131,439    28%

Latin America                         75,365    16%          50,691    11%
                                  -------------------------------------------

        Total                      $ 477,772   100%       $ 465,326   100%
                                  ===========================================

As discussed above, the overall lower demand during the first quarter of 2001 caused revenue in the North America, Asia-Pacific and Latin America divisions to decline 8%, 5% and 33%, respectively, when compared to the first quarter of 2000.

Due to a number of factors including the geographic diversity of the Company's operations, the variety of services offered by the Company and strong demand for the Company's products and services in the Middle East, revenues in the Europe, Middle East and Africa division grew by approximately 32% from the first quarter of 2000.

Revenue by Service Line (in thousands):

                                            Three Months Ended March 31
                                 ----------------------------------------------
                                     2000                     2001
                                 ----------------------------------------------

Sales of wireless handsets        $ 366,989     77%        $ 387,264      83%
Accessory programs                   62,435     13%           42,703       9%
Integrated logistics services        48,348     10%           35,359       8%
                                 ----------------------------------------------
                                  $ 477,772    100%        $ 465,326     100%
                                 ==============================================

Revenue from wireless handsets increased 6% for the three months ended March 31, 2001, as compared to the same period in 2000. This increase is due primarily to strong demand for the Company's products in the Middle East. Revenue from integrated logistics services and accessory programs for the three months ended March 31, 2001, as compared to the same periods in 2000 decreased 27% and 32%, respectively. Demand for much of the Company's accessory programs and integrated logistics services is generated, directly or indirectly, through promotional programs sponsored by network operators. Many network operators reduced or delayed promotional programs during the first quarter of 2001, causing the Company's revenues in these service lines to be lower than the prior year first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

                                        Three Months Ended March 31
                              ------------------------------------------------
(In thousands)                        2000               2001        Change
------------------------------------------------------------------------------
Gross profit                       $  43,425          $  30,978       (29)%
Gross margin                             9.1%               6.7%
------------------------------------------------------------------------------

Gross profit for the three months ended March 31, 2001, decreased 29% over the same period in 2000 resulting in gross margin of 6.7% for the first quarter of 2001, compared to gross margin of 9.1% for the comparable prior period. Gross margins decreased due primarily to a greater percentage of the total revenue derived from lower margin handset sales and lower margins on those handset sales resulting from the oversupply of product in the channel during the first quarter of 2001.

Selling, General and Administrative Expenses

                                                 Three Months Ended March 31
                                               --------------------------------
(In thousands)                                   2000         2001      Change
-------------------------------------------------------------------------------
Selling, general and administrative expenses   $ 25,835     $ 25,604     (1%)
As a percent of revenue                             5.4%         5.5%
-------------------------------------------------------------------------------

Selling, general and administrative expenses for the first quarter of 2001 decreased 1% from the same period in 2000 and increased slightly as a percent of revenue from 5.4% in the first quarter of 2000 to 5.5% in the same period of 2001. The increase as a percent of revenue was primarily the result of the decrease in revenue for the period.

Income from Operations

                                          Three Months Ended March 31
                                  -------------------------------------------
(In thousands)                         2000            2001        Change
-----------------------------------------------------------------------------
Income from operations              $  17,590        $  5,374       (69%)
As a percent of revenue                   3.7%            1.2%
-----------------------------------------------------------------------------

The decrease in operating margins from 3.7% in the first quarter of 2000 to 1.2% in the first quarter of 2001 resulted primarily from the decrease in gross margins described above. Income from operations in the first quarter of 2001 of $5.4 million decreased from $17.6 million in the first quarter of 2000 (excluding the impact of the consolidation of certain facilities) and was also the result of decreased gross profit in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Income

                                                  Three Months Ended March 31
                                                -------------------------------
(In thousands)                                     2000      2001       Change
-------------------------------------------------------------------------------
Net income                                      $   9,392  $   1,445    (85%)
Net income per share (diluted)                  $    0.17  $    0.03    (82%)
Weighted average shares outstanding (diluted)      56,232     55,779
-------------------------------------------------------------------------------

The decreases in net income and net income per diluted share for the first quarter of 2001 when compared to the same period in 2000 were due primarily to the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                          December 31, 2000     March 31, 2001
-----------------------------------------------------------------------------
Cash and cash equivalents                   $ 79,718             $ 75,206
Working capital                             $273,060             $251,466
Current ratio                                 1.93:1               2.13:1
-----------------------------------------------------------------------------

The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at March 31, 2001 compared to December 31, 2000 is comprised primarily of the effect of decreases in accounts receivable and inventories partially offset by a decrease in accounts payable. The Company believes that cash flow from operations, vendor financing and available borrowing capacity under its revolving line of credit facility will be sufficient to continue funding its short-term capital requirements, however, significant changes in the Company's business model or expansion of operations in the future may require the company to raise additional capital.

Net cash provided by operating activities was $16.7 million for the three months ended March 31, 2001, as compared to $27.2 million in the comparable prior period. The decrease in cash provided by operating activities was primarily the result of a reduction in earnings and accounts payable in the first quarter of 2001 partially offset by cash generated through reducing accounts receivable and inventories during the period.

In addition, as of March 31, 2001, days revenue outstanding in accounts receivable was approximately 34 days, compared to days revenue outstanding of approximately 37 days at March 31, 2000. This reduction is attributable to the successful acceleration of the Company's accounts receivable collection cycle, as well as sales or financing transactions, in certain markets, of accounts receivable to financing organizations (see Note 5 to the Consolidated Financial Statements). Net funds received from the sale of accounts receivable during the three months ended March 31, 2001 totaled $40.0 million (8.6% of revenue). During the first quarter of 2001, annualized inventory turns were 9 times, compared to 10 times during the first quarter of 2000 and inventory balances were approximately $48 million lower than inventories at December 31, 2000. Average days costs in accounts payable were 39 days for the first quarter of 2001, compared to 43 days for the first quarter of 2000. These changes combined to create an increase in cash conversion cycle days to 38 days in the first quarter of 2001, from 31 days in the same period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used by investing activities for the three months ended March 31, 2001, was $4.4 million as compared to $3.7 million in the comparable prior period. The change between periods is primarily comprised of an increase in cash provided by the Company's contract financing activities offset by an increase in capital expenditures (primarily for information technology). Net cash used by financing activities for the three months ended March 31, 2001, was $15.9 million compared to cash provided by financing activities of $3.5 million for the comparable prior period. The change between periods was primarily the result of increased payments on the Company's revolving credit facility and the repurchase of the Convertible Notes.

The Company's long-term debt at March 31, 2001, includes the Company's zero-coupon, subordinated, convertible notes (the Convertible Notes) which have an aggregate principal amount at maturity of $250.0 million ($1,000 face value per Convertible Note). The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. The accreted value of the Convertible Notes was approximately $128 million at March 31, 2001. The remainder of the Company's long-term debt is comprised of borrowings or permitted indebtedness under its senior secured revolving line of credit facility (the Facility) which has been periodically modified. The Facility provides the Company, based upon a borrowing base calculation, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios. On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 of the Convertible Notes. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute such repurchases and to modify its leverage ratio covenant upon completion of the repurchases. As of March 31, 2001, the Company's plan to repurchase 130,000 of the Convertible Notes was complete. During the first quarter of 2001, the Company repurchased 36,000 of the Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $511 per Convertible Note. See Note 6 to the Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL MARKET RISK MANAGEMENT

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate interest rate risks, the Company has utilized interest rate swaps to convert certain portions of its variable rate debt to fixed interest rates. To mitigate foreign currency exchange rate risks, the Company utilizes its multi-currency revolving line of credit and derivative financial instruments under a risk management program approved by the Company's Board of Directors. The Company does not use derivative instruments for speculative or trading purposes.

The Company is exposed to changes in interest rates on its variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter ended March 31, 2001, would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at March 31, 2001.

A substantial portion of the Company's revenue and expenses are transacted in markets outside of the United States and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in only a nominal decrease in results of operations for the three months ended March 31, 2001. The same adverse change in exchange rates would have resulted in a $6.3 million increase in the fair value of the Company's cash flow and net investment hedges open at March 31, 2001. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

Certain of the Company's foreign entities are located in countries that are members of the European Union (EU) and, accordingly, have adopted the Euro, the EU's new single currency, as their legal currency effective January 1, 1999. From that date, the Euro has been traded on currency exchanges and available for noncash transactions. Local currencies remain legal tender until December 31, 2001 at which time participating countries will issue Euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies. During 2000 and 2001, the Company's operations that are located in EU countries (France, Germany, Ireland and the Netherlands) have transacted business in both the Euro and their local currency as appropriate to the nature of the transaction under the EU's "no compulsion, no prohibition principle." The Company has made significant investments in information technology in Europe and has experienced no significant information technology or operational problems as a result of the Euro conversion. In addition, the Company continues to evaluate the effects on its business of the Euro conversion for the affected operations and believes that the completion of the Euro conversion during 2001 and 2002 will not have a material effect on its financial position or results of operations.

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

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action. The action involved a purported class of purchasers of the Company's common stock during the period October 2, 1998 through March 10, 1999. The Company and certain of its officers and directors filed a motion to dismiss the action and the court granted such motion on March 29, 2001, subject to the plaintiffs right to file a motion for leave to amend the complaint before April 26, 2001. The plaintiffs did not file such a motion and the court has entered final judgment dismissing the action.

Item 6. Exhibits

   (a) Exhibits

       The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 21 of this report.

   (b) Reports on Form 8-K

       On February 26, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, the press release announcing that revenue and earnings for the quarter ending March 31, 2001, would be below the expectations disclosed in the Company's January 25, 2001 conference call.

       On March 1, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, the press release announcing that the Company completed the repurchases of its convertible, subordinated, zero-coupon bonds which are due in 2018. On March 2, 2001, the Company issued a press release to clarify the number of convertible, subordinated, zero-coupon bonds repurchased in 2000 and 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Brightpoint, Inc.
                                           -----------------
                                              (Registrant)



Date     May 14, 2001                      /s/ Phillip A. Bounsall
    --------------------------------       -----------------------------------

                                           Phillip A. Bounsall
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX





         Exhibit No.                        Description
         -----------                        -----------

           99         Cautionary Statements