Form 10-Q
period 2001-06-30
BRIGHTPOINT INC
filed 2001-08-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2001
                               --------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to
                               ----------------------    -----------------------

Commission file number:    0-23494
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at August 10, 2001: 55,823,050 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2000 and 2001.........3

         Consolidated Balance Sheets
                  December 31, 2000 and June 30, 2001.......................4

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 2001...................5

         Notes to Consolidated Financial Statements.........................6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............14

         ITEM 3

         Quantitative and Qualitative Disclosures
                  About Market Risk........................................21

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings.................................................22

         ITEM 4

         Submission of Matters to a Vote of Security Holders...............22

         ITEM 6

         Exhibits..........................................................22

Signatures.................................................................23

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           Three Months Ended                Six Months Ended
                                                                                June 30                           June 30
                                                                          2000            2001             2000             2001
                                                                        ---------       ---------        ---------        ---------
Revenue                                                                 $ 461,810       $ 452,334        $ 939,582        $ 917,660
Cost of revenue                                                           417,294         436,999          851,641          871,347
                                                                        ---------       ---------        ---------        ---------

Gross profit                                                               44,516          15,335           87,941           46,313

Selling, general and administrative expenses                               26,398          23,115           52,231           48,719
Unusual charges                                                               517               -            5,331                -
                                                                        ---------       ---------        ---------        ---------

Income (loss) from operations                                              17,601          (7,780)          30,379           (2,406)

Interest expense                                                            3,241           2,652            6,512            5,025
Other (income) expenses                                                        27             696             (376)           1,513
                                                                        ---------       ---------        ---------        ---------

Income (loss) before income taxes, minority interest
    and extraordinary gain                                                 14,333         (11,128)          24,243           (8,944)
Income taxes                                                                4,986          (3,757)           8,361           (3,081)
                                                                        ---------       ---------        ---------        ---------

Income (loss) before minority interest and
    extraordinary gain                                                      9,347          (7,371)          15,882           (5,863)
Minority interest                                                              94             (13)             130               51
                                                                        ---------       ---------        ---------        ---------

Income (loss) before extraordinary gain                                     9,253          (7,358)          15,752           (5,914)
Extraordinary gain on debt extinguishment, net of tax                           -               -                -            4,623
                                                                        ---------       ---------        ---------        ---------

Net income (loss)                                                       $   9,253       $  (7,358)       $  15,752        $  (1,291)
                                                                        =========       =========        =========        =========

Basic per share:
    Income (loss) before extraordinary gain                             $    0.17       $   (0.13)       $    0.29        $   (0.11)
    Extraordinary gain on debt extinguishment, net of tax                       -               -                -             0.08
                                                                        ---------       ---------        ---------        ---------
    Net income (loss)                                                   $    0.17       $   (0.13)       $    0.29        $   (0.02)
                                                                        =========       =========        =========        =========

Diluted per share:
    Income (loss) before extraordinary gain                             $    0.16       $   (0.13)       $    0.28        $   (0.11)
    Extraordinary gain on debt extinguishment, net of tax                       -               -                -             0.08
                                                                        ---------       ---------        ---------        ---------
    Net income (loss)                                                   $    0.16       $   (0.13)       $    0.28        $   (0.02)
                                                                        =========       =========        =========        =========

Weighted average common shares outstanding:
    Basic                                                                  55,543          55,804           55,235           55,790
                                                                        =========       =========        =========        =========
    Diluted                                                                63,601          55,804           56,274           55,790
                                                                        =========       =========        =========        =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      December 31, 2000   June 30, 2001
                                                      -----------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                               $  79,718         $  36,350
  Pledged cash                                                    -             6,185
  Accounts receivable (less allowance for doubtful
    accounts of $6,548 in 2000 and $6,639 in 2001)          208,116           187,974
  Inventories                                               226,785           162,884
  Other current assets                                       52,059            54,900
                                                          ---------         ---------
Total current assets                                        566,678           448,293

Property and equipment                                       36,763            44,226
Goodwill and other intangibles                               72,390            68,264
Other assets                                                 15,828            15,174
                                                          ---------         ---------
Total assets                                              $ 691,659         $ 575,957
                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 232,264         $ 192,429
  Accrued expenses                                           61,354            51,865
  Current portion of long-term debt                               -            11,735
                                                          ---------         ---------
Total current liabilities                                   293,618           256,029
                                                          ---------         ---------

Long-term debt:
    Line of credit                                           53,685                 -
    Convertible notes                                       144,756           129,065
                                                          ---------         ---------
Total long-term debt                                        198,441           129,065
                                                          ---------         ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                   -                 -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 55,763 and 55,813, issued and
    outstanding in 2000 and 2001, respectively                  558               558
  Additional paid-in capital                                213,714           213,852
  Retained earnings                                          11,759            10,468
  Accumulated other comprehensive loss                      (26,431)          (34,015)
                                                          ---------         ---------
Total stockholders' equity                                  199,600           190,863
                                                          ---------         ---------

Total liabilities and stockholders' equity                $ 691,659         $ 575,957
                                                          =========         =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Six Months Ended June 30
                                                                        2000               2001
                                                                      --------           --------
OPERATING ACTIVITIES
Net income (loss)                                                     $ 15,752           $ (1,291)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                       7,256              8,445
     Amortization of debt discount                                       3,697              2,710
     Income tax benefits from exercise of stock options                  2,773                  -
     Extraordinary gain on debt extinguishment, net of tax                   -             (4,623)
     Unusual charges                                                     5,331                  -
     Minority interest and deferred taxes                                  130               (152)
     Pledged cash requirements                                               -             (6,185)
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
           Accounts receivable                                          32,676             13,328
           Inventories                                                 (66,572)            60,013
           Other operating assets                                       (3,553)             4,165
           Accounts payable and accrued expenses                         1,934            (42,396)
                                                                      --------           --------
Net cash provided (used) by operating activities                          (576)            34,014

INVESTING ACTIVITIES
Capital expenditures                                                    (6,975)           (16,139)
Purchase acquisitions, net of cash acquired                             (4,550)                 -
Decrease (increase) in funded contract financing receivables             2,054             (7,937)
Increase in other assets                                                  (645)              (596)
                                                                      --------           --------
Net cash used by investing activities                                  (10,116)           (24,672)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facility                     1,485            (41,941)
Repurchase of convertible notes                                              -            (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                             6,316                137
                                                                      --------           --------
Net cash provided (used) by financing activities                         7,801            (51,899)

Effect of exchange rate changes on cash and cash
   equivalents                                                          (1,179)              (811)
                                                                      --------           --------

Net decrease in cash and cash equivalents                               (4,070)           (43,368)
Cash and cash equivalents at beginning of period                        85,261             79,718
                                                                      --------           --------

Cash and cash equivalents at end of period                            $ 81,191           $ 36,350



See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2001 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2001 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.  Basis of Presentation (continued)

NET INCOME (LOSS) PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2000 and 2001 (amounts in thousands, except per share data):

                                                                               Three Months Ended             Six Months Ended
                                                                                     June 30                       June 30
                                                                               2000           2001            2000           2001
                                                                             --------       --------        --------       --------
Basic:
   Income (loss) before extraordinary gain                                   $  9,253       $ (7,358)       $ 15,752       $ (5,914)
   Extraordinary gain on debt extinguishment, net of tax                            -              -               -          4,623
                                                                             --------       --------        --------       --------
   Net income (loss)                                                         $  9,253       $ (7,358)       $ 15,752       $ (1,291)
                                                                             ========       ========        ========       ========

   Weighted average shares outstanding                                         55,543         55,804          55,235         55,790
                                                                             ========       ========        ========       ========

   Per share amount:
      Income (loss) before extraordinary gain                                $   0.17       $  (0.13)       $   0.29       $  (0.11)
      Extraordinary gain on debt extinguishment, net of tax                         -              -               -           0.08
                                                                             --------       --------        --------       --------
      Net income (loss)                                                      $   0.17       $  (0.13)       $   0.29       $  (0.02)
                                                                             ========       ========        ========       ========

Diluted:
   Income (loss) before extraordinary gain                                   $  9,253       $ (7,358)       $ 15,752       $ (5,914)
   Extraordinary gain on debt extinguishment, net of tax                            -              -               -          4,623
                                                                             --------       --------        --------       --------
   Net income (loss)                                                            9,253         (7,358)         15,752         (1,291)
   Interest on Convertible Notes assumed to be converted                        1,192              -               -              -
                                                                             --------       --------        --------       --------
   Adjusted net income (loss)                                                $ 10,445       $ (7,358)       $ 15,752       $ (1,291)
                                                                             ========       ========        ========       ========

   Weighted average shares outstanding                                         55,543         55,804          55,235         55,790
   Net effect of dilutive stock options and stock
      warrants-based on the treasury stock method using
      average market price                                                        797              -           1,039              -
   Assumed conversion of Convertible Notes into
      common stock                                                              7,261              -               -              -
                                                                             --------       --------        --------       --------
   Total weighted average shares outstanding                                   63,601         55,804          56,274         55,790
                                                                             ========       ========        ========       ========

   Per share amount:
      Income (loss) before extraordinary gain                                $   0.16       $  (0.13)       $   0.28       $  (0.11)
      Extraordinary gain on debt extinguishment, net of tax                         -              -               -           0.08
                                                                             --------       --------        --------       --------
      Net income (loss)                                                      $   0.16       $  (0.13)       $   0.28       $  (0.02)
                                                                             ========       ========        ========       ========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three and six months ended June 30, 2000, comprehensive income totaled $7.0 million and $12.7 million, respectively and during the three and six months ended June 30, 2001, comprehensive loss totaled $9.8 million and $8.9 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company on January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in the first quarter of 2002.

Also, on June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. The Company believes the adoption of SFAS No. 141 will not have a material affect on its financial statements or future plans and will apply all provisions of SFAS No. 141 in future acquisitions as required.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

2.  Extraordinary Gain on Debt Extinguishment

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). As of June 30, 2001, the Convertible Notes have an accreted book value of approximately $516 per Convertible Note. These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Each of the Convertible Notes converts, at the option of the holder, into 19.109 shares of the Company's common stock. These transactions, along with the purchase of 94,000 Convertible Notes in 2000, completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors.

3.  Unusual Charges

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $5.7 million ($3.4 million or $0.06 per share net of related tax benefits) during the six months ended June 30, 2000 related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. At June 30, 2001, the Company had approximately $2.6 million in facility consolidation reserves and no significant adjustments to the charge are anticipated in future periods.

4.  Acquisitions and Divestitures

In December of 2000, the Company acquired Advanced Portable Technologies Pty Ltd
(APT) located in Sydney, Australia, a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $0.9 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $1.3 million based upon the future operating results of the business over the three years subsequent to the acquisition. Goodwill of approximately $1.0 million resulted from this acquisition. Also during 2000, the Company made cash payments of contingent consideration totaling $4.6 million related to purchase acquisitions completed prior to 1999. These payments resulted in additional goodwill being recorded in 2000 that is currently being amortized over the remaining amortization periods of the related acquisitions. The Company does not believe it has any other obligations related to contingent consideration for prior acquisitions, other than the amount for APT mentioned above.

The impact of the APT acquisition was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

5.  Accounts Receivable Transfers

During the six months ended June 30, 2000 and 2001, the Company entered into certain transactions with financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No.
140), which became effective for transactions occurring after March 31, 2001. The Company adopted the disclosure provisions of SFAS No. 140 in 2000. SFAS No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sales of accounts receivable during the six months ended June 30, 2000 and 2001 totaled $37.3 million (4% of revenues) and $72.7 million (7.9% of revenues), respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $0.4 million and $1.9 million during the six months ended June 30, 2000 and 2001, respectively, and were recorded as losses on the sale of assets which are included as a component of "Other (income) expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

6.  Long-term Debt

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables, of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 of the Convertible Notes. During the first quarter of 2001, the Company repurchased 36,000 of the Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the Company's plan to repurchase 130,000 of the Convertible Notes was completed. As of June 30, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $516 per Convertible Note.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

6.  Long-term Debt (continued)

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

At June 30, 2001, there was approximately $3.3 million outstanding under the Facility, all of which was denominated in China's local currency, the Renminbi, at an interest rate of approximately 6.0%. In addition, there was an aggregate of $26.0 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Facility is limited by an asset coverage test, which is measured monthly. As of June 30, 2001, available funding under the Facility was approximately $52.2 million. However, due to the Company's lower operating results during the first half of 2001, utilization of the entire funding capacity at June 30, 2001, would have violated certain financial covenants under the Facility. In addition to certain net worth and other financial covenants, the Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute the Convertible Note repurchases discussed above and to modify its leverage ratio covenant upon completion of the repurchases.

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan (denominated in China's local currency, the Renminbi) with China Construction Bank Guangzhou Economic Technological Development District Branch (China Construction Bank). In December 2000 and again in April 2001, the Company renewed and revised its agreement with China Construction Bank. The current agreement matures during the fourth quarter of 2001 and increased available advances from $4.8 million to $8.5 million. At June 30, 2001, there was approximately $8.5 million outstanding pursuant to the loan agreement at an interest rate of approximately 5.9%. In addition, upon maturity the Company intends to renew this loan with the lender or replace it with funding from the Facility. The loan prohibits the borrower from making various changes in its ownership structure.

The secured loan and current borrowings under the Facility discussed above are supported by a stand-by letter of credit of $6.3 million which was issued under the Facility and cash collateral of approximately $6.2 million which is presented separately in the Consolidated Balance Sheets under the caption "Pledged cash." The Company has classified amounts outstanding under the secured loan and the Facility as current liabilities in the Consolidated Balance Sheets as these amounts fall due within twelve months.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

                                                               2000                                               2001
                                           ------------------------------------------------           -----------------------------
                                           REVENUES                                                   REVENUES
                                             FROM              INCOME          INCOME (LOSS)            FROM           INCOME (LOSS)
                                           EXTERNAL         (LOSS) FROM            FROM               EXTERNAL             FROM
                                           CUSTOMERS         OPERATIONS        OPERATIONS(1)          CUSTOMERS         OPERATIONS
                                           ---------        -----------         ------------          ---------         ----------
THREE MONTHS ENDED
   JUNE 30:
North America (2)                          $ 161,001          $  10,630           $  11,531           $ 153,119          $  (9,277)
Asia-Pacific                                 131,636              6,239               5,252              99,872              3,323
Europe, Middle East
   and Africa                                103,277              2,291               2,894             130,501               (720)
Latin America                                 65,896             (1,559)             (1,559)             68,842             (1,106)
                                           ---------          ---------           ---------           ---------          ---------
                                           $ 461,810          $  17,601           $  18,118           $ 452,334          $  (7,780)
                                           =========          =========           =========           =========          =========
SIX MONTHS ENDED
   JUNE 30:
North America (2)                          $ 328,704          $  15,315           $  21,016           $ 307,674          $  (8,596)
Asia-Pacific                                 266,901             10,531               9,151             228,513              7,385
Europe, Middle East
   and Africa                                202,716              4,981               5,991             261,940             (1,273)
Latin America                                141,261               (448)               (448)            119,533                 78
                                           ---------          ---------           ---------           ---------          ---------
                                           $ 939,582          $  30,379           $  35,710           $ 917,660          $  (2,406)
                                           =========          =========           =========           =========          =========


(1) Excludes other unusual charges - see Note 3.
(2) Includes the impact of approximately $13.7 million of inventory write-downs made in the second quarter of 2001.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

7.  Operating Segments (continued)


                                                DECEMBER 31,       JUNE 30,
          TOTAL SEGMENT ASSETS:                     2000             2001
                                            ------------------  --------------
          North America (3)                     $  311,402        $  214,376
          Asia-Pacific                             120,386           100,612
          Europe, Middle East and Africa           147,239           115,808
          Latin America                            112,632           145,161
                                            ------------------  --------------
                                                $  691,659        $  575,957
                                            ==================  ==============

          (3)  Includes assets of the Company's corporate operations.

Beginning in the third quarter of 2001 the Company's operations in the Middle East will be managed as a part of what is currently the Company's Asia-Pacific division and will no longer be considered part of the current Europe, Middle East and Africa division. Consistent with current accounting guidance, the Company will reclassify its historical operating segment data to reflect this management change during the third quarter of 2001. This change will have no effect on previously issued Consolidated Financial Statements.

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

Beginning in the third quarter of 2001 the Company's operations in the Middle East will be managed as a part of what is currently the Company's Asia-Pacific division and will no longer be considered part of the current Europe, Middle East and Africa division. Consistent with current accounting guidance, the Company will reclassify its historical operating segment data to reflect this management change during the third quarter of 2001. This change will have no effect on previously issued Consolidated Financial Statements.

During the second quarter of 2001, the Company recorded inventory valuation adjustments of approximately $13.7 million ($8.4 million, or $0.15 per diluted share, net of tax benefit) to adjust inventories to their estimated net realizable value based on market conditions. These valuation adjustments were the result of the over-supply of product in the Company's distribution channel and the lower-than-anticipated level of demand experienced in the second quarter of 2001. The write-downs were related to the Company's North America division and a significant portion of the impacted inventories were wireless accessories. As of August 2001, the Company had disposed of approximately 90% of the inventory to which the write-downs related. Also, during the second quarter of 2001, the Company began operations in Jamaica pursuant to an agreement with Mossel (Jamaica) Limited, a new network operator providing wireless communications services in Jamaica under the trade name Digicel. Under the agreement, which expires in May of 2004, the Company provides a variety of distribution and integrated logistics services including handset procurement, custom packaging, fulfillment and inventory management.

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Along with the purchase of 94,000 Convertible Notes in 2000, these transactions completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors. As of June 30, 2001, the remaining 250,000 Convertible Notes have an accreted book value of approximately $516 per Convertible Note.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $5.7 million ($3.4 million or $0.06 per share net of related tax benefits) during the six months ended June 30, 2000, related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. See Note 3 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following discussion of results of operations excludes the extraordinary gain on debt extinguishment during the first quarter of 2001 of $4.6 million ($0.08 per diluted share) and the impact of the facilities consolidation and other unusual charges for the three and six months ended June 30, 2000, totaling $.5 million and $5.3 million, respectively, ($0.3 million or $0.01 per diluted share and $3.0 million or $0.05 per diluted share, respectively, net of related tax benefits) described above.

Revenue

                    Three Months Ended June 30        Six Months Ended June 30
                 ---------------------------------------------------------------
(In thousands)       2000       2001     Change       2000        2001    Change
--------------------------------------------------------------------------------
Revenue            $ 461,810  $ 452,334   (2%)      $ 939,582  $ 917,660   (2%)
--------------------------------------------------------------------------------

Revenue for the three and six months ended June 30, 2001, decreased 2% compared to revenue in the comparable periods of 2000. Units handled for the second quarter of 2001 also decreased 2% when compared to the second quarter of 2000; however, units handled on a year-to-date basis in 2001 are 10% above units handled in the first six months of 2000. The continued economic slowdown in the United States and other markets, transitioning product cycles in the wireless telecommunications and data industry and the lower levels of promotions, subsidies and agent commissions offered by network operators in many parts of the world have resulted in higher levels of inventories in the wireless equipment channel. The higher level of inventories has caused demand for the Company's products and services to be lower than in the prior year.

Revenue by Division (in thousands):

                                     Three Months Ended June 30                        Six Months Ended June 30
                         ----------------------------------------------------- ---------------------------------------------
                                2000                         2001                     2000                 2001
                         ----------------------------------------------------- ---------------------------------------------
North America                 $ 161,001       35%         $ 153,119    34%         $ 328,704   35%       $ 307,674    34%

Asia-Pacific                    131,636       29%            99,872    22%           266,901   28%         228,513    25%

Europe, Middle East and
  Africa                        103,277       22%           130,501    29%           202,716   22%         261,940    28%

Latin America                    65,896       14%            68,842    15%           141,261   15%         119,533    13%
                         ----------------------------------------------------- ---------------------------------------------

        Total                 $ 461,810      100%         $ 452,334   100%         $ 939,582  100%       $ 917,660   100%
                         ===================================================== =============================================

The overall lower demand during the second quarter of 2001 resulted in a decline in revenues for the Company's North America and Asia-Pacific divisions of 5% and 24%, respectively, when compared to the second quarter of 2000. Due to a number of factors including new locations, the geographic diversity of the Company's operations and the variety of services offered by the Company, revenues in the Europe, Middle East and Africa and Latin America divisions grew by approximately 26% and 4%, respectively, from the second quarter of 2000. For the first half of 2001 the lower demand has caused revenue in all divisions except Europe, Middle East and Africa to decline from the comparable prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Service Line (in thousands):

                                           Three Months Ended June 30                     Six Months Ended June 30
                                   -------------------------------------------  ----------------------------------------------
                                        2000                   2001                    2000                2001
                                   -------------------------------------------  ----------------------------------------------
Sales of wireless handsets            $ 360,373     78%     $ 373,524     83%       $ 727,363    78%     $ 760,788      83%
Accessory programs                       52,804     11%        38,673      8%         115,239    12%        81,376       9%
Integrated logistics services            48,633     11%        40,137      9%          96,980    10%        75,496       8%
                                   -------------------------------------------  ----------------------------------------------
                                      $ 461,810    100%     $ 452,334    100%       $ 939,582   100%     $ 917,660     100%
                                   -------------------------------------------  ----------------------------------------------

Revenue from wireless handsets increased approximately 4% for the three and six months ended June 30, 2001, as compared to the same periods in 2000. This increase is due primarily to strong demand for the Company's products in certain of the Company's Europe, Middle East and Africa markets, partially offset by decreased wireless handset sales in certain Asia-Pacific markets. Revenue from integrated logistics services and accessory programs for the second quarter of 2001, as compared to the same period in 2000 decreased 17% and 27%, respectively. For the first half of 2001, revenue from integrated logistics services and accessory programs decreased 22% and 29%, respectively, as compared to the first half of 2000. Demand for much of the Company's accessory programs and integrated logistics services is generated, directly or indirectly, through promotional programs sponsored by network operators. The level of these promotional activities during the first half of 2001 was lower than that of the first half of 2000, causing the Company's revenues in these service lines to be lower than the prior year.

Gross Profit

                                      Three Months Ended June 30                    Six Months Ended June 30
                              --------------------------------------------   ----------------------------------------
(In thousands)                      2000           2001         Change         2000           2001          Change
---------------------------------------------------------------------------------------------------------------------
Gross profit                     $  44,516      $  15,335        (66%)       $  87,941      $  46,313        (47%)
Gross margin                           9.6%           3.4%                         9.4%           5.0%
---------------------------------------------------------------------------------------------------------------------

Gross profit for the three and six months ended June 30, 2001, decreased 66% and 47%, respectively, over the same periods in 2000 resulting in gross margins of 3.4% for second quarter of 2001 and 5.0% for the first half of 2001, compared to gross margins of 9.6% and 9.4% for the comparable prior periods. The decreases in gross margins were due primarily to i) a greater percentage of the total revenue derived from lower margin handset sales, ii) lower margins on those handset sales resulting from the oversupply of product in the channel and iii) inventory write-downs made during the second quarter of 2001. As previously discussed, due to higher levels of inventories in the channel and the lower-than-expected level of demand experienced during the second quarter of 2001, the Company recorded inventory valuation adjustments of approximately $13.7 million to adjust inventories to their estimated net realizable value based on the current market conditions. Excluding these inventory write-downs, gross margins for the three and six months ended June 30, 2001 were 6.4% and 6.5%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                         Three Months Ended June 30                 Six Months Ended June 30
                                     -----------------------------------     ----------------------------------------
(In thousands)                         2000          2001       Change         2000           2001         Change
---------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses            $ 26,398      $ 23,115     (12%)        $ 52,231       $ 48,719        (7%)
As a percent of revenue                    5.7%          5.1%                      5.6%           5.3%
---------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses for the second quarter of 2001 decreased 12% from the second quarter of 2000 and 10% from $25.6 (5.5% of revenue) million in the first quarter of 2001. For the first half of 2001, selling, general and administrative expenses have decreased 7% from the comparable prior period. These decreases were primarily the result of cost control measures instituted in response to the current market conditions.

Income (Loss) from Operations


                                           Three Months Ended               Six Months Ended
                                                June 30                          June 30
                                     -------------------------------   ------------------------------
(In thousands)                            2000           2001               2000           2001
-----------------------------------------------------------------------------------------------------
Income (loss) from operations           $  18,118      $  (7,780)          $ 35,710      $ (2,406)
As a percent of revenue                       3.9%          (1.7%)              3.8%         (0.3%)
-----------------------------------------------------------------------------------------------------

The decrease in operating margins from 3.9% in the second quarter of 2000 to a negative 1.7% (positive 1.3% excluding the impact of the inventory adjustments) in the second quarter of 2001 resulted primarily from the decrease in gross margins described above. Income from operations for the three and six months ended June 30, 2001 (excluding the inventory write-downs) was $5.9 million and $11.3 million, respectively, as compared to $18.1 million and $35.7 million in the comparable 2000 periods and also decreased as a result of the reduced gross profit discussed above.

Net Income (Loss)

                                                      Three Months Ended              Six Months Ended
                                                            June 30                        June 30
                                                 ----------------------------   ----------------------------
(In thousands)                                        2000          2001            2000          2001
------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $   9,410    $  (7,358)       $   18,802     $  (1,291)
Net income (loss) per share (diluted) (1)          $    0.17    $   (0.13)       $     0.33     $   (0.02)
Weighted average shares outstanding (diluted) (1)
                                                      63,601       55,804            63,535        55,790
------------------------------------------------------------------------------------------------------------

(1) For the three and six months ended June 30, 2000, reflects an after tax add-back of interest expense of $1.2 million and $2.4 million, respectively, to net income and an increase of 7.3 million in weighted average shares outstanding to properly reflect the dilutive effect of the Company's Convertible Notes.

The decreases in net income (loss) and net income (loss) per diluted share for the three and six months ended June 30, 2001 when compared to the same periods in 2000 were due primarily to the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                        December 31, 2000        June 30, 2001
--------------------------------------------------------------------------------
Cash and cash equivalents                 $   79,718             $   36,350
Working capital                           $  273,060             $  192,264
Current ratio                                 1.93:1                 1.75:1
--------------------------------------------------------------------------------

The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at June 30, 2001 compared to December 31, 2000 is comprised primarily of the effect of decreases in cash, accounts receivable and inventories partially offset by a decrease in accounts payable. The Company believes that cash flow from operations, vendor financing and available borrowing capacity under its revolving line of credit facility will be sufficient to continue funding its short-term capital requirements, however, continued operating losses, significant changes in the Company's business model or expansion of operations in the future may require the Company to raise additional capital.

Net cash provided by operating activities was $34.0 million for the six months ended June 30, 2001, as compared to net cash used by operating activities of $0.6 million in the comparable prior period. The increase in cash provided by operating activities in the first half of 2001 as compared to the prior period was primarily the result of an increase in the level of cash generated through the reduction of accounts receivable and inventories partially offset by a reduction in earnings and an increase in cash used to reduce accounts payable.

In addition, as of June 30, 2001, days revenue outstanding in accounts receivable was approximately 32 days, compared to days revenue outstanding of approximately 35 days at June 30, 2000. This reduction is attributable to the successful acceleration of the Company's accounts receivable collection cycle, as well as sales or financing transactions, in certain markets, of accounts receivable to financing organizations (see Note 5 to the Consolidated Financial Statements). Net funds received from the sale of accounts receivable during the six months ended June 30, 2001 totaled $72.7 million (7.9% of revenue). During the second quarter of 2001, annualized inventory turns were 10 times, compared to 8 times during the second quarter of 2000 and inventory balances were approximately $64 million lower than inventories at December 31, 2000. Average days costs in accounts payable were 34 days for the second quarter of 2001, compared to 46 days for the second quarter of 2000. These changes combined to create a decrease in cash conversion cycle days to 34 days in the second quarter of 2001, from 35 days in the same period of 2000.

Net cash used by investing activities for the six months ended June 30, 2001, was $24.7 million as compared to $10.1 million in the comparable prior period. The change between periods is primarily comprised of increases in cash used to fund the Company's contract financing activities and capital expenditures (primarily for upgrades to and enhancements in the Company's information technology), partially offset by a reduction in cash expended for acquisition activities in the first half of 2001. Net cash used by financing activities for the six months ended June 30, 2001, was $51.9 million compared to cash provided by financing activities of $7.8 million for the comparable prior period. The change between periods was primarily the result of increased payments on the Company's revolving credit facility and the repurchase of the Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's long-term debt at June 30, 2001, is comprised of the Company's zero-coupon, subordinated, convertible notes (the Convertible Notes) which have an aggregate principal amount at maturity of $250.0 million ($1,000 face value per Convertible Note). The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. The accreted value of the Convertible Notes was approximately $129 million at June 30, 2001.

In addition, the Company has borrowings or permitted indebtedness totaling approximately $11.7 million at June 30, 2001 under its senior secured revolving line of credit facility (the Facility) which has been periodically modified. Based on the current maturity of the Facility, the Company has classified amounts outstanding as current liabilities in the Consolidated Balance Sheets, as these amounts fall due within twelve months. The Facility provides the Company, based upon a borrowing base calculation and subject to various financial covenants, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios.

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 of the Convertible Notes. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute such repurchases and to modify its leverage ratio covenant upon completion of the repurchases. As of March 31, 2001, the Company's plan to repurchase 130,000 of the Convertible Notes was complete. During the first quarter of 2001, the Company repurchased 36,000 of the Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of June 30, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $516 per Convertible Note. See Note 6 to the Consolidated Financial Statements.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could limit the Company's ability to implement its expansion plans. In addition, at June 30, 2001 the Company had pledged cash balances totaling approximately $6.2 million as cash collateral for certain of its borrowings in the Peoples Republic of China. The Company is also subject to certain covenants as more fully described in Note 6 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company on January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in the first quarter of 2002.

Also, on June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. The Company believes the adoption of SFAS No. 141 will not have a material affect on its financial statements or future plans and will apply all provisions of SFAS No. 141 in future acquisitions as required.

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

The Company is exposed to changes in interest rates on its variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter ended June 30, 2001, would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at June 30, 2001.

A substantial portion of the Company's revenue and expenses are transacted in markets outside of the United States and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in only a nominal decrease in results of operations for the six months ended June 30, 2001. The same adverse change in exchange rates would have resulted in a $3.7 million increase in the fair value of the Company's cash flow and net investment hedges open at June 30, 2001. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

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

Item 4.    Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on June 7, 2001, to elect three (3) Class I directors.

The three (3) Class I directors are to hold office until the Annual Meeting of Stockholders to be held in 2004 and until their successors have been duly elected and qualified. The results of the vote to elect the three (3) Class I directors were as follows:

     J. Mark Howell received 48,508,035 votes for and 0 votes against. 3,514,951 votes were withheld. Stephen H. Simon received 51,629,841 votes for and 0 votes against. 393,345 votes were withheld. Todd H. Stuart received 51,618,996 votes for and 0 votes against. 403,990 votes were withheld.

Item 6.    Exhibits

 (a) Exhibits

     The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 24 of this report.

 (b) Reports on Form 8-K

     On June 18, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, the press release announcing that revenue and earnings for the quarter ending June 30, 2001, would be below the expectations disclosed in the Company's April 26, 2001 conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Brightpoint, Inc.
                                              -----------------
                                                 (Registrant)



Date     August 14, 2001                      /s/ Phillip A. Bounsall
    --------------------------                ----------------------------------
                                              Phillip A. Bounsall
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX








   Exhibit No.       Description
   -----------       -----------

       99            Cautionary Statements