Form 10-Q
period 2001-09-30
BRIGHTPOINT INC
filed 2001-11-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
                                ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to
                               ----------------------   -----------------------

Commission file number:0-23494
                       ---------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


       Number of shares of common stock outstanding at November 13, 2001:
       55,851,401 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                             Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2000 and 2001.......................4

         Consolidated Balance Sheets
                  December 31, 2000 and September 30, 2001......................................5

         Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 2001.................................6

         Notes to Consolidated Financial Statements.............................................7

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................20

         ITEM 3

         Quantitative and Qualitative Disclosures
                  About Market Risk............................................................30


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings.....................................................................31

         ITEM 6

         Exhibits..............................................................................31

         Reports on Form 8-K...................................................................31

Signatures.....................................................................................32


                                BRIGHTPOINT, INC.
                                INTRODUCTORY NOTE

The Company issued a press release on November 13, 2001, which it filed as an exhibit to a Form 8-K, relating to its intention to restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. The effects of this restatement on the financial statements are presented in the following Form 10-Q. See Note 10 to the Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliations of previously reported amounts.

The Company intends to file, as soon as practicable, amendments to its Annual Reports on Form 10-K, with the related reports of the Company's independent auditors, for the periods required, and to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, reflecting the effects of the restatement discussed above.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                 September 30
                                                                2000          2001           2000          2001
                                                            -----------   -----------    -----------   -----------
                                                            (AS RESTATED,                (AS RESTATED, SEE NOTE 10)
                                                             SEE NOTE 10)

Revenue                                                     $   517,360   $   499,045    $ 1,456,942   $ 1,416,705
Cost of revenue                                                 474,389       472,937      1,326,376     1,344,389
                                                            -----------   -----------    -----------   -----------

Gross profit                                                     42,971        26,108        130,566        72,316

Selling, general and administrative expenses                     25,449        25,702         75,685        72,895
Unusual charges                                                     137         3,375          5,468         3,375
                                                            -----------   -----------    -----------   -----------

Income (loss) from operations                                    17,385        (2,969)        49,413        (3,954)

Interest expense                                                  2,463         2,091          8,890         7,116
Other expenses                                                      784         1,214            469         2,727
                                                            -----------   -----------    -----------   -----------

Income (loss) before income taxes, minority interest
    and extraordinary gain                                       14,138        (6,274)        40,054       (13,797)
Income taxes                                                      4,802           614         13,605        (2,025)
                                                            -----------   -----------    -----------   -----------

Income (loss) before minority interest and
    extraordinary gain                                            9,336        (6,888)        26,449       (11,772)
Minority interest                                                   166            (7)           295            44
                                                            -----------   -----------    -----------   -----------

Income (loss) before extraordinary gain                           9,170        (6,881)        26,154       (11,816)
Extraordinary gain on debt extinguishment, net of tax                --            --             --         4,623
                                                            -----------   -----------    -----------   -----------

Net income (loss)                                           $     9,170   $    (6,881)   $    26,154   $    (7,193)
                                                            ===========   ===========    ===========   ===========

Basic per share:
    Income (loss) before extraordinary gain                 $      0.16   $     (0.12)   $      0.47   $     (0.21)
    Extraordinary gain on debt extinguishment, net of tax            --            --             --          0.08
                                                            -----------   -----------    -----------   -----------
    Net income (loss)                                       $      0.16   $     (0.12)   $      0.47   $     (0.13)
                                                            ===========   ===========    ===========   ===========

Diluted per share:
    Income (loss) before extraordinary gain                 $      0.16   $     (0.12)   $      0.47   $     (0.21)
    Extraordinary gain on debt extinguishment, net of tax            --            --             --          0.08
                                                            -----------   -----------    -----------   -----------

    Net income (loss)                                       $      0.16   $     (0.12)   $      0.47   $     (0.13)
                                                            ===========   ===========    ===========   ===========

Weighted average common shares outstanding:
    Basic                                                        55,664        55,826         55,379        55,803
                                                            ===========   ===========    ===========   ===========
    Diluted                                                      55,887        55,826         56,163        55,803
                                                            ===========   ===========    ===========   ===========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        December 31, 2000   September 30, 2001
                                                        -----------------   ------------------
                                                          (AS RESTATED,
                                                           SEE NOTE 10)
     ASSETS
     Current assets:
       Cash and cash equivalents                          $  79,718            $  47,682
       Pledged cash                                              --               19,127
       Accounts receivable (less allowance for doubtful
         accounts of $6,548 in 2000 and $6,908 in 2001)     208,116              207,988
       Inventories                                          226,785              157,961
       Other current assets                                  52,059               51,501
                                                          ---------            ---------
     Total current assets                                   566,678              484,259

     Property and equipment                                  36,763               46,890
     Goodwill and other intangibles                          72,390               68,198
     Other assets                                            15,828               14,955
                                                          ---------            ---------
     Total assets                                         $ 691,659            $ 614,302
                                                          =========            =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                   $ 232,159            $ 236,194
       Accrued expenses                                      67,941               62,708
       Current portion of long-term debt                         --                8,715
                                                          ---------            ---------
     Total current liabilities                              300,100              307,617
                                                          ---------            ---------
     Long-term debt:
         Line of credit                                      53,685                   --
         Convertible notes                                  144,756              130,346
                                                          ---------            ---------
     Total long-term debt                                   198,441              130,346
                                                          ---------            ---------
     Stockholders' equity:
       Preferred stock, $0.01 par value: 1,000 shares
         authorized; no shares issued or outstanding             --                   --
       Common stock, $0.01 par value: 100,000 shares
         authorized; 55,763 and 55,838, issued and
         outstanding in 2000 and 2001, respectively             558                  558
       Additional paid-in capital                           213,714              213,913
       Retained earnings (deficit)                            5,277               (1,916)
       Accumulated other comprehensive loss                 (26,431)             (36,216)
                                                          ---------            ---------
     Total stockholders' equity                             193,118              176,339
                                                          ---------            ---------

     Total liabilities and stockholders' equity           $ 691,659            $ 614,302
                                                          =========            =========


See accompanying notes

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                          Nine Months Ended September 30
                                                                2000         2001
                                                             ---------    ---------
                                                           (AS RESTATED,
                                                            SEE NOTE 10)
OPERATING ACTIVITIES
Net income (loss)                                            $  26,154    $  (7,193)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation and amortization                            10,841       12,414
     Amortization of debt discount                               5,568        4,045
     Income tax benefits from exercise of stock options          3,030           --
     Extraordinary gain on debt extinguishment, net of tax          --       (4,623)
     Unusual charges                                             5,468        3,375
     Minority interest and deferred taxes                          295         (529)
       Pledged cash requirements                                    --      (19,127)
     Changes in operating assets and liabilities, net of
   effects from acquisitions:
           Accounts receivable                                  26,403       (6,841)
           Inventories                                         (42,011)      64,298
           Other operating assets                                5,953        1,011
           Accounts payable and accrued expenses                19,678        2,883
                                                             ---------    ---------
Net cash provided by operating activities                       61,379       49,713

INVESTING ACTIVITIES
Capital expenditures                                            (9,224)     (22,275)
Purchase acquisitions, net of cash acquired                     (4,604)      (1,137)
Increase in funded contract financing receivables               (1,420)      (1,898)
Increase in other assets                                          (592)        (662)
                                                             ---------    ---------
Net cash used by investing activities                          (15,840)     (25,972)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facility             5,953      (44,961)
Repurchase of convertible notes                                     --      (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                     6,363          188
                                                             ---------    ---------
Net cash provided (used) by financing activities                12,316      (54,868)

Effect of exchange rate changes on cash and cash
   equivalents                                                  (2,233)        (909)
                                                             ---------    ---------

Net decrease (increase) in cash and cash equivalents            55,622      (32,036)
Cash and cash equivalents at beginning of period                85,261       79,718
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $ 140,883    $  47,682
                                                             =========    =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. As previously discussed, the Company announced on November 13, 2001, that it will restate its annual financial statements for 1998, 1999 and 2000, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001. The restatement is related to the accounting for certain insurance premiums, as discussed in detail in Note 10 to the Consolidated Financial Statements.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.     Basis of Presentation (continued)

NET INCOME (LOSS) PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2000 and 2001 (amounts in thousands, except per share data), as restated, see Note 10 to the Consolidated Financial Statements:

                                                                Three Months Ended     Nine Months Ended
                                                                   September 30          September 30
                                                                 2000       2001       2000        2001
                                                              --------   --------    --------   --------

Basic:
   Income (loss) before extraordinary gain                    $  9,170   $ (6,881)   $ 26,154   $(11,816)
   Extraordinary gain on debt extinguishment, net of tax            --         --          --      4,623
                                                              --------   --------    --------   --------
   Net income (loss)                                          $  9,170   $ (6,881)   $ 26,154   $ (7,193)
                                                              ========   ========    ========   ========

   Weighted average shares outstanding                          55,664     55,826      55,379     55,803
                                                              ========   ========    ========   ========

   Per share amount:
      Income (loss) before extraordinary gain                 $   0.16   $  (0.12)   $   0.47   $  (0.21)
      Extraordinary gain on debt extinguishment, net of tax         --         --          --       0.08
                                                              --------   --------    --------   --------
      Net income (loss)                                       $   0.16   $  (0.12)   $   0.47   $  (0.13)
                                                              ========   ========    ========   ========

Diluted:
   Income (loss) before extraordinary gain                    $  9,170   $ (6,881)   $ 26,154   $(11,816)
   Extraordinary gain on debt extinguishment, net of tax            --         --          --      4,623
                                                              --------   --------    --------   --------
   Net income (loss)                                          $  9,170   $ (6,881)   $ 26,154   $ (7,193)
                                                              ========   ========    ========   ========

   Weighted average shares outstanding                          55,664     55,826      55,379     55,803
   Net effect of dilutive stock options and stock
      warrants-based on the treasury stock method using
      average market price                                         223         --         784         --
                                                              --------   --------    --------   --------
   Total weighted average shares outstanding                    55,887     55,826      56,163     55,803
                                                              ========   ========    ========   ========

   Per share amount:
      Income (loss) before extraordinary gain                 $   0.16   $  (0.12)   $   0.47  $  (0.21)
      Extraordinary gain on debt extinguishment, net of tax         --         --          --       0.08
                                                              --------   --------    --------   --------
      Net income (loss)                                       $   0.16   $  (0.12)   $   0.47   $  (0.13)
                                                              ========   ========    ========   ========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three and nine months ended September 30, 2000, comprehensive income totaled $6.4 million and $20.3 million, as restated, respectively, and during the three and nine months ended September 30, 2001, comprehensive loss totaled $9.1 million and $17.0 million, as restated, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supercedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company is currently evaluating the impact this standard will have on its financial statements and the accounting for certain actions to be taken pursuant to the restructuring plan that will be implemented beginning in the fourth quarter of 2001 (See Note 9 to the Consolidated Financial Statements).

On October 1, 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. The EITF decided that although the terrorist attacks of September 11, 2001 were certainly extraordinary, the financial reporting treatment that uses that label would not be the appropriate way to communicate the financial effects of those events and should not be used in this case. The EITF observed that the economic effects of the events were so extensive and pervasive that it would be impossible to capture them in any one financial statement line item. Although the Company believes its business was impacted by the events of September 11, 2001, pursuant to the consensus reached on Issue No. 01-10 the Company will not report any extraordinary items related to the events.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company on January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. During the three and nine months ended September 30, 2001, the Company recorded amortization of goodwill and other intangibles of approximately $0.7 million and $2.2 million, respectively. At September 30, 2001, the Company had goodwill and other intangibles totaling approximately $68.2 million, net of accumulated amortization. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in the first quarter of 2002.

Also, on June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. The Company believes the adoption of SFAS No. 141 did not have a material affect on its financial statements.

2.     Extraordinary Gain on Debt Extinguishment

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). As of September 30, 2001, the Convertible Notes have an accreted book value of approximately $521 per Convertible Note. These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Each of the Convertible Notes converts, at the option of the holder, into 19.109 shares of the Company's common stock. These transactions, along with the purchase of 94,000 Convertible Notes in 2000, completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors. On October 30, 2001, the Company's Board of Directors approved, subject to certain conditions, the purchase of the remaining Convertible Notes. See Note 6 to the Consolidated Financial Statements.

3.     Unusual Charges

In the third quarter of 2001, the Company recorded an unusual charge of approximately $3.4 million ($2.8 million after applicable income tax benefit) or $0.05 per diluted share related to the settlement of disputed amounts due to the Company from a wireless equipment manufacturer with which the Company has not done business for several quarters. The loss includes applicable legal fees and the Company believes it will incur no further losses related to the dispute.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana locations and a location in Bensalem, Pennsylvania into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $5.8 million ($3.5 million or $0.06 per share net of related tax benefits) during the nine months ended September 30, 2000 related to the consolidation for moving costs,

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

3.     Unusual Charges (continued)

the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. On September 28, 2001, the Company entered into an agreement to terminate its financial obligations with respect to the last of the unused, or partially used, facilities. The Company believes that the termination agreement had no effect on its current year financial statements and no significant adjustments to the charge are anticipated in future periods. Consequently, the Company had no remaining facility consolidation reserves at September 30, 2001.

4.     Acquisitions and Divestitures

In September of 2001, the Company acquired Mega-Hertz SARL, a provider of distribution and integrated logistics services to the wireless telecommunications industry in France in order to expand the Company's customer base and geographic presence. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $1.1 million in cash and the assumption of certain liabilities. As a result of this acquisition, the Company recorded goodwill and other intangible assets totaling approximately $0.7 million which, pursuant to the provisions of SFAS No. 141, will not be amortized, but will be tested for impairment at least annually.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

5.     Accounts Receivable Transfers

During the nine months ended September 30, 2000 and 2001, the Company entered into certain transactions with financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No.
140), which became effective for transactions occurring after March 31, 2001. The Company adopted the disclosure provisions of SFAS No. 140 in 2000. SFAS No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sales of accounts receivable during the nine months ended September 30, 2000 and 2001 totaled $93.0 million (6% of revenues) and $83.2 million (6% of revenues), respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.6 million and $2.6 million during the nine months ended September 30, 2000 and 2001, respectively, and were recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. During the first quarter of 2001, the

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

6.     Long-term Debt (continued)

Company repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the Company's plan to repurchase 130,000 Convertible Notes was completed. As of September 30, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $521 per Convertible Note.

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. Repurchases will be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. The Company intends to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility (discussed below) and from working capital, however no assurance can be given that the Company will repurchase any Convertible Notes.

On July 27, 1999, the Company amended and restated its five-year senior secured revolving line of credit facility (the Facility) with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). On November 1, 2001, the Facility was cancelled and replaced with the new Revolver discussed below. The Facility, which subject to various restrictions, allowed for borrowings of up to $175 million, had a stated maturity date of June 2002, and generally bore interest, at the Company's option, at: (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50%; or (ii) the rate at which deposits in United States Dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bore interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled. At September 30, 2001, there were no amounts outstanding under the Facility and there was an aggregate of $12.2 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries were pledged to the Banks as collateral for the Facility, and the Company was substantially prohibited from incurring additional indebtedness. Funding under the Facility was limited by an asset coverage test, which was measured monthly. Due to the Company's lower operating results during the first nine months of 2001, the Company would not have been in compliance with certain financial covenants under the Facility, thereby significantly limiting its borrowing capacity, had it not entered into its new facility with General Electric Capital Corporation discussed below. In addition to certain net worth and other financial covenants, the Facility limited or prohibited the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, or selling portions of its assets. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute the Convertible Note repurchases discussed above and to modify its leverage ratio covenant upon completion of the repurchases.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

6.     Long-term Debt (continued)

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan (denominated in China's local currency, the Renminbi) with China Construction Bank Guangzhou Economic Technological Development District Branch (China Construction Bank). In December 2000 and again in April 2001, the Company renewed and revised its agreement with China Construction Bank. The current agreement matures during the fourth quarter of 2001 and increased available advances from $4.8 million to $8.5 million. At September 30, 2001, there was approximately $8.5 million outstanding pursuant to the loan agreement at an interest rate of approximately 5.9%. The loan prohibits the borrower from making various changes in its ownership structure.

The secured loan with China Construction Bank discussed above is supported by a stand-by letter of credit of $6.3 million which was issued under the Facility and cash collateral of approximately $2.5 million which is presented separately in the Consolidated Balance Sheets under the caption "Pledged cash." In addition, the Company had pledged other cash collateral totaling approximately $16.6 million in support of certain letters of credit issued in connection with its open account purchases with certain manufacturers. The Company has classified amounts outstanding under the secured loan as a current liability in the Consolidated Balance Sheets as these amounts fall due within twelve months.

On October 31, 2001, the Company's North American subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility (the Revolver) with General Electric Capital Corporation (GE Capital) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks. The Revolver replaces the Facility, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $80 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is secured by all of the Company's assets in North America and borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business. Subject to certain restrictions, the Company may use proceeds under the Revolver to repurchase its outstanding Convertible Notes.

7.     Operating Segments

The Company operates in markets worldwide and has four operating segments. These operating segments represent the Company's four divisions: North America; Asia-Pacific; Europe; and Latin America. These divisions all derive revenues from sales of wireless handsets, accessory programs and fees from the provision of integrated logistics services. However, the divisions are managed separately because of the geographic locations in which they operate.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

7.     Operating Segments (continued)

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 3 to the Consolidated Financial Statements, during 2000 and 2001 the Company incurred unusual charges, which affected certain operating segments. A summary of the Company's operations by segment with and without the unusual charges is presented below (in thousands), as restated, see Note 10 to the Consolidated Financial Statements:

                                              2000                                  2001
                       ------------------------------------------ -------------------------------------------
                        REVENUES                                   REVENUES
                         FROM     INCOME (LOSS)   INCOME (LOSS)     FROM           INCOME     INCOME (LOSS)
                        EXTERNAL      FROM            FROM         EXTERNAL      (LOSS) FROM      FROM
                       CUSTOMERS   OPERATIONS     OPERATIONS (1)  CUSTOMERS      OPERATIONS    OPERATIONS (1)
                       ------------------------------------------ -------------------------------------------
THREE MONTHS ENDED
   SEPTEMBER 30:
North America (2)   $   197,827   $     9,068    $     9,143    $   174,231    $       826    $       826
Asia-Pacific            183,627         6,688          6,619        199,766           (131)         3,244
Europe                   75,024         2,666          2,797         75,170             (4)            (4)
Latin America            60,882        (1,037)        (1,037)        49,878         (3,660)        (3,660)
                    -----------   -----------    -----------    -----------    -----------    -----------
                    $   517,360   $    17,385    $    17,522    $   499,045    $    (2,969)   $       406
                    ===========   ===========    ===========    ===========    ===========    ===========

NINE MONTHS ENDED
   SEPTEMBER 30:
North America (2)   $   526,531   $    24,922    $    30,698    $   481,905    $    (7,191)   $    (7,191)
Asia-Pacific            515,697        19,313         17,865        551,277          7,661         11,036
Europe                  212,571         6,185          7,325        214,112         (1,026)        (1,026)
Latin America           202,143        (1,007)        (1,007)       169,411         (3,398)        (3,398)
                    -----------   -----------    -----------    -----------    -----------    -----------
                    $ 1,456,942   $    49,413    $    54,881    $ 1,416,705    $    (3,954)   $      (579)
                    ===========   ===========    ===========    ===========    ===========    ===========


       (1) Excludes other unusual charges resulting from the Company's 1999 restructuring plan and facilities consolidation in 2000.

       (2) Includes the impact of approximately $13.7 million of inventory write-downs made in the second quarter of 2001.


                                      DECEMBER 31,       SEPTEMBER 30,
              TOTAL SEGMENT ASSETS:      2000               2001
                                       --------            --------
              North America (3)        $311,402            $282,151
              Asia-Pacific              120,386             100,356
              Europe                    147,239             106,929
              Latin America             112,632             124,866
                                       --------            --------
                                       $691,659            $614,302
                                       ========            ========

              (3)  Includes assets of the Company's corporate operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

7.     Operating Segments (continued)

As previously discussed in the Company's Form 10-Q for the quarter ended June 30, 2001, the Company's Middle East operations are now included in the Asia-Pacific division rather than the Europe division. Consistent with current accounting guidance, the Company reclassified its historical operating segment data to reflect this management change. This change had no effect on previously issued Consolidated Financial Statements. As more fully discussed in Note 9 to the Consolidated Financial Statements, the Company's Board of Directors approved a restructuring plan on November 1, 2001 that, among other things, will result in the consolidation of the North America and Latin America divisions into a single unit managed as the Americas division. The Company will reclassify its historical operating segment data to reflect this change beginning in the fourth quarter of 2001.

8.     Contingencies

Various lawsuits, claims and proceedings have been or may be asserted against the Company in the normal course of business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position.

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action. The action involved a purported class of purchasers of the Company's common stock during the period October 2, 1998 through March 10, 1999. The Company and certain of its officers and directors filed a motion to dismiss the action and the court granted such motion on March 29, 2001, subject to the plaintiffs right to file a motion for leave to amend the complaint before April 26, 2001. The plaintiffs did not file such a motion and the court entered final judgment dismissing the action.

9.     Subsequent Event

On November 1, 2001, the Company announced that its Board of Directors had approved a restructuring plan (the Plan) to be implemented beginning in the fourth quarter of 2001. Under the Plan certain operations doing business in higher risk markets (Brazil, Jamaica, South Africa, Venezuela and Zimbabwe) will be sold or otherwise disposed of. Additionally, the Company intends to form a joint venture with Chinatron Group Holdings limited, which, subject to completion, should allow the Company to reduce the capital it employs in the China market, including Hong Kong, yet continue to participate in this large handset market.

The Plan is also intended to improve the Company's cost structure and, accordingly, the Company's North America and Latin America divisions will be consolidated and managed as one division, referred to as the Americas. Warehouse and logistics functions currently based in Miami will be transferred to Indianapolis and the warehouse in Miami will be closed. The Company's operations and activities in Germany, the Netherlands and Belgium, including regional management, will be combined into a new facility in Germany. The Company believes that the Plan will result in a headcount reduction of approximately 350

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

9.     Subsequent Event (continued)

employees (in excess of 15% of the Company's worldwide workforce) and a reduction in selling, general and administrative expenses of approximately $3 million to $4 million per quarter, beginning in the first quarter of 2002.

The above actions will result in a non-recurring charge in the fourth quarter of 2001 of approximately $55 million to $65 million ($0.99 to $1.11 per share, after applicable taxes). The charge will include the write-off of goodwill and investments, accumulated foreign currency translation adjustments, accounts receivable, inventory and fixed and other assets related to the eliminated activities, as well as related cash expenses, including severance payments to terminated employees. This cash portion of the non-recurring charge is estimated to be approximately $4 million.

10.    Restatement of Previously Issued Financial Statements

         On November 13, 2001 the Company announced that it intended to restate its annual financial statements for 1998, 1999 and 2000 and all interim periods of 2001. The restated financial statements reflect the correction of an error in applying generally accepted accounting principles pertaining to the recording of certain insurance premiums for a policy that was entered into during 1998. At that time, the Company purchased an insurance policy that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to losses the Company had sustained and recorded in connection with its closure and discontinuance of its trading division in the fourth quarter of 1998. The Company recorded the premiums on this policy as expense over the prospective policy period. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission. The Company believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than as the premiums were paid. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were widely recognized as being generally accepted at the time the Company issued the 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on the Company's cash flow and no material effect on the Company's financial position as of September 30, 2001, or any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual.

The Company intends to file, as soon as practicable, amendments to its Annual Reports on Form 10-K, with the related reports of the Company's independent auditors, for the required periods, and to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, reflecting the effects of the restatement discussed above.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

10.    Restatement of Previously Issued Financial Statements (continued)

The following tables reconcile the effects of the restatements for the three months ended September 30, 2000 and the nine months ended September 30, 2000 and 2001. Information for the three months ended September 30, 2001 is also presented to show the immaterial changes to the amounts disclosed in the Company's November 1, 2001 earnings release. All information in the following tables is presented in thousands, except per share data.

                                                          Three Months Ended        Nine Months Ended
                                                             September 30              September 30
                                                          2000         2001         2000         2001
                                                       ---------    ---------    ---------    ---------
Income (loss) from operations
    as previously reported                             $  16,672    $  (3,682)   $  47,048    $  (6,088)
    Effects of insurance accounting correction               713          713        2,139        2,139
    Effects of adjustments previously
      deemed immaterial                                       --           --          226           (5)
                                                       ---------    ---------    ---------    ---------
Income (loss) from operations as restated              $  17,385    $  (2,969)   $  49,413    $  (3,954)
                                                       =========    =========    =========    =========
Income (loss) before income taxes, minority interest
    and extraordinary gain as previously reported      $  13,425    $  (6,987)   $  37,667    $ (15,931)
    Effects of insurance accounting correction               713          713        2,139        2,139
    Effects of adjustments previously
      deemed immaterial                                       --           --          248           (5)
                                                       ---------    ---------    ---------    ---------
Income (loss) before income taxes, minority interest
    and extraordinary gain as restated                 $  14,138    $  (6,274)   $  40,054    $ (13,797)

Net income (loss) as previously reported               $   8,678    $  (7,373)   $  24,430    $  (8,664)
    Effects of insurance accounting correction               492          492        1,476        1,476
    Effects of adjustments previously deemed
      immaterial                                              --           --          248           (5)
                                                       ---------    ---------    ---------    ---------
Net income (loss) as restated                          $   9,170    $  (6,881)   $  26,154    $  (7,193)
                                                       =========    =========    =========    =========

Net income (loss) per share (basic)
     as previously reported                            $    0.16    $   (0.13)   $    0.44    $   (0.16)
    Effects of insurance accounting correction(1)           0.00         0.01         0.03         0.03
                                                       ---------    ---------    ---------    ---------
Net income (loss) per share (basic) as restated        $    0.16    $   (0.12)   $    0.47    $   (0.13)
                                                       =========    =========    =========    =========

Net income (loss) per share (diluted)
     as previously reported                            $    0.16    $   (0.13)   $    0.44    $   (0.16)
    Effects of insurance accounting correction(1)           0.00         0.01         0.03         0.03
                                                       ---------    ---------    ---------    ---------
Net income (loss) per share (diluted) as restated       $   0.16    $   (0.12)   $    0.47    $   (0.13)
                                                       =========    =========    =========    =========

(1) For the three months ended September 30, 2000, the per share amount is less than one cent.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

10.    Restatement of Previously Issued Financial Statements (continued)

The effects of the restatements on the Balance Sheets are as follows (in thousands):

                                                    December 31, 2000  September 30, 2001
                                                    -----------------  ------------------
Total current liabilities as previously reported        $ 293,618         $ 302,606
    Effects of insurance accounting correction              6,487             5,011
    Effects of adjustments previously
      deemed immaterial                                       (5)                --
                                                        ---------         ---------
Total current liabilities as restated                   $ 300,100         $ 307,617
                                                        =========         =========

Total stockholders' equity as previously reported       $ 199,600         $ 181,350
    Effects of insurance accounting correction             (6,487)           (5,011)
    Effects of adjustments previously
      deemed immaterial                                         5                --
                                                        ---------         ---------
Total stockholders' equity as restated                  $ 193,118         $ 176,339
                                                        =========         =========

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

         On November 13, 2001, the Company announced that it would restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. As more fully discussed in Note 10 to the Consolidated Financial Statements, the Company purchased an insurance policy in 1998 that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to previously reported losses the Company had sustained in its trading division, an operation that the Company closed in 1998. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission. The Company believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than as the premiums were paid. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were widely recognized as being generally accepted at the time the Company issued the 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on the Company's cash flow and no material effect on the Company's financial position as of September 30, 2001, or any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual. See Note 10 to the Consolidated Financial Statements for further discussion.

On October 31, 2001, the Company's North American subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility (the Revolver) with General Electric Capital Corporation (GE Capital) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks. The Revolver replaces the Facility, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $80 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is secured by all of the Company's assets in North America and borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business. Subject to certain restrictions, the Company may use proceeds under the Revolver to repurchase its outstanding Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

In addition, on November 1, 2001, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase the remaining 250,000 Convertible Notes (accreted book value of approximately $130 million at September 30, 2001). Repurchases will be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. The Company intends to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility and from working capital, however no assurance can be given that the Company will repurchase any Convertible Notes.

Also on November 1, 2001, the Company announced that its Board of Directors had approved a restructuring plan (the Plan) to be implemented beginning in the fourth quarter of 2001. The Company's primary goal in adopting the Plan is to better position the Company for long-term and more consistent success by i) eliminating operations in which potential returns are not adequate to justify the risks inherent in those operations and ii) improving the Company's cost structure.

Under the Plan certain operations doing business in certain higher risk markets (Brazil, Jamaica, South Africa, Venezuela and Zimbabwe) will be sold or otherwise disposed of. Additionally, the Company intends to form a joint venture with Chinatron Group Holdings limited, which, subject to completion, should allow the Company to reduce the capital it employs in the China market, including Hong Kong, yet continue to participate in this large handset market.

The Plan is also intended to improve the Company's cost structure and, accordingly, the Company's North America and Latin America divisions will be consolidated and managed as one division, referred to as the Americas. Warehouse and logistics functions currently based in Miami will be transferred to Indianapolis and the warehouse in Miami will be closed. The Company's operations and activities in Germany, the Netherlands and Belgium, including regional management, will be combined into a new facility in Germany. The Company believes that the Plan will result in a headcount reduction of approximately 350 employees (in excess of 15% of the Company's worldwide workforce) and a reduction in selling, general and administrative expenses of approximately $3 million to $4 million per quarter, beginning in the first quarter of 2002.

The actions of the Plan described above will result in a non-recurring charge in the fourth quarter of 2001 of approximately $55 million to $65 million ($0.99 to $1.11 per share, after applicable taxes). The charge will include the write-off of goodwill and investments, accumulated foreign currency translation adjustments, accounts receivable, inventory and fixed and other assets related to the eliminated activities, as well as related cash expenses, including severance payments to terminated employees. This cash portion of the non-recurring charge is estimated to be approximately $4 million.

Beginning in the third quarter of 2001 the Company's operations in the Middle East are managed and reported as a part of what is currently the Company's Asia-Pacific division and are no longer reported as part of the Europe division. Consistent with current accounting guidance, the Company reclassified its historical operating segment data to reflect this management change during the third quarter of 2001. This change had no effect on previously issued Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

During the second quarter of 2001, the Company recorded inventory valuation adjustments of approximately $13.7 million ($8.4 million, or $0.15 per diluted share, net of tax benefit) to adjust inventories to their estimated net realizable value based on market conditions. These valuation adjustments were the result of the over-supply of product in the Company's distribution channel and the lower-than-anticipated level of demand experienced in the second quarter of 2001. The write-downs were related to the Company's North America division and a significant portion of the impacted inventories were wireless accessories. As of September 2001, the Company had disposed of materially all of the inventory to which the write-downs related.

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Along with the purchase of 94,000 Convertible Notes in 2000, these transactions completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors. As of September 30, 2001, the remaining 250,000 Convertible Notes have an accreted book value of approximately $521 per Convertible Note.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge of $5.8 million ($3.5 million or $0.06 per share net of related tax benefits) during the nine months ended September 30, 2000, related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. On September 28, 2001, the Company entered into an agreement to terminate its financial obligations with respect to the last of the unused, or partially used, facilities. The Company believes that the termination agreement had no effect on its current year financial statements and no significant adjustments to the charge are anticipated in future periods. Consequently, the Company had no remaining facility consolidation reserves at September 30, 2001. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Because of the significance of the restructuring plan to be implemented beginning in the fourth quarter of 2001, results of operations have been delineated between the results of recurring operations and the results of non-recurring operations. Results of recurring operations include the results of those operations that will be continued after implementation of the restructuring plan and results of non-recurring operations include those operations (Belgium, Brazil, Jamaica, the Netherlands, South Africa, Venezuela and Zimbabwe) that will be sold or otherwise discontinued pursuant to the restructuring plan. In addition, certain nonrecurring items related to i) the Company's facilities consolidation in 2000, ii) an extraordinary gain on debt extinguishment in the first quarter of 2001 and iii) a loss in the third quarter of 2001 resulting from the settlement of disputed amounts due to the Company from a handset manufacturer with which the Company severed its trading relationship have been segregated from recurring operations and discussed separately.

In addition, as discussed above, the results of operations in this discussion have been restated for the correction of an accounting error. See Note 10 to the Consolidated Financial Statements for details of the restatement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECURRING OPERATIONS - RESTATED

Recurring Revenue

                 Three Months Ended September 30  Nine Months Ended September 30
--------------------------------------------------------------------------------
(In thousands)      2000        2001     Change     2000         2001    Change
--------------------------------------------------------------------------------
Revenue         $  476,680   $  476,682    0%    $1,314,138   $1,332,155    1%
--------------------------------------------------------------------------------

Revenue from recurring operations for the three months ended September 30, 2001, was flat compared to the third quarter of 2000 and up 15% compared to the second quarter of 2001. There was a slight increase in revenue from recurring operations when comparing the nine months ended September 30, 2001 to the comparable period of 2000. The slight increase was due primarily to the industry channels moving back into equilibrium, however, the demand for wireless products continued at levels lower than originally anticipated as a result of economic, market and industry conditions. Units handled for the third quarter of 2001 were consistent with the third quarter of 2000, but increased 12% from the second quarter of 2001.

Recurring Revenue by Division (in thousands):

                     Three Months Ended September 30             Nine Months Ended September 30
                -----------------------------------------  -------------------------------------------
                     2000                2001                 2000                  2001
                -----------------------------------------  -------------------------------------------
North America   $  197,827     41%   $  174,231      37%   $  526,531      40%   $  481,905      36%

Asia-Pacific       183,627     39%      199,766      42%      515,697      39%      551,277      41%

Europe              64,693     14%       69,019      14%      184,841      14%      194,115      15%

Latin America       30,533      6%       33,666       7%       87,069       7%      104,858       8%
                ------------------------------------------  -----------------------------------------

        Total   $  476,680    100%   $  476,682     100%   $1,314,138     100%   $1,332,155     100%
                ------------------------------------------  -----------------------------------------

Revenues for the three and nine months ended September 30, 2001 were lower in the North America division as compared to the same periods in 2000 due primarily to the economic slow-down in the United States that began in the fourth quarter of 2000.

The increases in revenues for the three and nine months ended September 30, 2001 in the Asia-Pacific division compared to the same periods in 2000 was comprised primarily of an increase in revenues generated by the Company's operations in the Middle East offset by a decrease in revenues generated by the Company's operations in China. The Latin America and Europe divisions experienced slight increases in revenue for the three and nine months ended September 30, 2001 when compared to the same periods in 2000. Third quarter 2001 revenues from recurring operations in the North America, Europe and Asia-Pacific divisions increased by 14%, 10% and 25%, respectively, when compared to the second quarter of 2001 in which the Company generated revenues from recurring operations of $416 million. These sequential increases were primarily the result of a slight recovery during the third quarter of 2001 in the level of demand for the Company's products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS - RESTATED (CONTINUED)

Recurring Revenue by Service Line (in thousands):

                                      Three Months Ended September 30                 Nine Months Ended September 30
                                     ----------------------------------------- -----------------------------------------------
                                        2000                 2001                     2000                     2001
                                     ----------------------------------------- -----------------------------------------------
Sales of wireless handsets           $ 388,061     81%    $ 405,921     85%      $ 1,034,574      79%      $ 1,113,901     84%
Accessory programs                      51,998     11%       34,243      7%          161,691      12%          111,676      8%
Integrated logistics services           36,621      8%       36,518      8%          117,873       9%          106,578      8%
                                     ----------------------------------------- -----------------------------------------------
                                     $ 476,680    100%    $ 476,682    100%      $ 1,314,138     100%      $ 1,332,155    100%
                                     ----------------------------------------- -----------------------------------------------

Revenue from wireless handsets generated from recurring operations increased 5% for the three months ended September 30, 2001 and 8% for the nine months ended September 30, 2001, as compared to the same periods in 2000. This increase is due primarily to increased demand for the Company's products in certain European markets and the Middle East. Integrated logistics services revenues for the third quarter of 2001 were essentially flat with the third quarter of 2000, while there was a decrease of 10% when comparing the nine months ended September 30, 2001 to the same period of the prior year. Revenue from accessory programs for the three and nine months ended September 30, 2001 decreased 34% and 31%, respectively, compared to the same periods in the 2000. Demand for the Company's accessory programs and, to a lesser extent, integrated logistics services continue to be adversely affected by lower levels of promotional programs sponsored by network operators, particularly in the United States.

Gross Profit

                         Three Months Ended September 30        Nine Months Ended September 30
                     --------------------------------------  ------------------------------------
(In thousands)           2000        2001        Change         2000         2001        Change
-----------------------------------------------------------  ------------------------------------
Gross profit         $  40,186    $  25,860       (36%)      $ 121,864    $  65,994       (46%)
Gross margin               8.4%         5.4%                       9.3%         5.0%
-----------------------------------------------------------  ------------------------------------

Gross profit for the three and nine months ended September 30, 2001, decreased 36% and 46%, respectively, over the same periods in 2000 resulting in gross margins of 5.4% for third quarter of 2001 and 5.0% for the nine months ended, compared to gross margins of 8.4% and 9.3% for the comparable prior periods. The decreases in gross margins were due primarily to i) a greater percentage of the total revenue derived from lower margin handset sales, ii) lower margins on those handset sales resulting from the oversupply of product in the channel and
iii) inventory write-downs made during the second quarter of 2001. As previously discussed, due to higher levels of inventories in the channel and the lower-than-expected level of demand experienced during the second quarter of 2001, the Company recorded inventory valuation adjustments of approximately $13.7 million to adjust inventories to their estimated net realizable value based on the current market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECURRING OPERATIONS - RESTATED (CONTINUED)

Selling, General and Administrative Expenses

                                      Three Months Ended September 30                 Nine Months Ended September 30
                                     ------------------------------------------ ------------------------------------------
(In thousands)                       2000             2001          Change           2000              2001         Change
--------------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses        $ 22,130        $ 21,479           (3%)         $ 67,083           $ 61,081         (9%)
As a percent of revenue                4.6%            4.5%                            5.1%               4.6%
--------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses for recurring operations during the third quarter of 2001 decreased 3% from the third quarter of 2000 and increased 20% from $17.8 million (4.3% of revenue) in the second quarter of 2001. The sequential increase was due to the increase in revenue, as well as costs related to the Company's information technology initiatives and the costs of integrating and serving new logistics contracts. The decrease in costs in the third quarter of 2001 compared to the third quarter of 2000 reflected our cost management initiatives. For the nine months ended September 30, 2001, selling, general and administrative expenses have decreased 9% from the comparable prior period. This decrease was primarily the result of cost control measures instituted in response to the current market conditions.

Income from Recurring Operations

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                        ------------------------------ ------------------------------
(In thousands)                             2000              2001              2000             2001
-----------------------------------------------------------------------------------------------------
Income from operations                  $  18,056          $  4,381         $ 54,781          $ 4,913
As a percent of revenue                       3.8%              0.9%             4.2%             0.4%
-----------------------------------------------------------------------------------------------------

The decreases in income from recurring operations and operating margins for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 resulted primarily from the decrease in gross margins described above.

Net Income (Loss)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30                    September 30
                                                 -----------------------------  --------------------------
(In thousands, except per share data)                 2000          2001             2000           2001
----------------------------------------------------------------------------------------------------------
Net income (loss)                                   $ 10,109     $   1,532        $  30,135     $     (819)
Net income (loss) per diluted share (1)             $   0.18          0.03        $    0.53     $    (0.01)
Weighted average shares outstanding (diluted) (1)     63,148        55,830           63,424         55,803
-----------------------------------------------------------------------------------------------------------

(1) For the three and nine months ended September 30, 2000, reflects an after tax add-back of interest expense of $1.2 million and $3.7 million, respectively, to net income and an increase of 7.3 million in weighted average shares outstanding for each period to reflect the dilutive effect of the Company's Convertible Notes.

The decreases in net income (loss) and net income (loss) per diluted share for the three and nine months ended September 30, 2001, when compared to the same periods in 2000, were due primarily to the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-RECURRING OPERATIONS - RESTATED
(In thousands, except per share data)


                               Three Months Ended        Nine Months Ended
                                  September 30              September 30
                               2000          2001        2000          2001
                             ---------    ---------    ---------    ---------
Revenue                      $  40,680    $  22,363    $ 142,804    $  84,550
Gross profit                     2,785          248        8,702        6,322
Selling, general and
   administrative expenses       3,319        4,223        8,602       11,814
Operating income (loss)           (534)      (3,975)         100       (5,492)

Net loss                     $    (832)   $  (5,583)   $    (823)   $  (8,168)
                             =========    =========    =========    =========

Net loss per share           $   (0.02)   $   (0.10)   $   (0.02)   $   (0.15)
                             =========    =========    =========    =========

As previously discussed, non-recurring operations include certain operations in Belgium, Brazil, Jamaica, the Netherlands, South Africa, Venezuela and Zimbabwe that will be sold or otherwise discontinued pursuant to the Company's restructuring plan to be implemented beginning in the fourth quarter of 2001. As industry, economic and other conditions continued to worsen in these markets, non-recurring operations experienced a significant decrease in revenue and a significant increase in net operating losses for the three and nine months ended September 30, 2001 when compared to prior periods. The Company believes that the sale or discontinuation of these operations upon execution of the restructuring plan will result in improved long-term profitability, including the reduction in selling general and administrative costs of approximately $3 to $4 million per quarter beginning in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES - RESTATED

(In thousands)                                 December 31, 2000         September 30, 2001
------------------------------------------ ------------------------- -------------------------
Cash and cash equivalents                          $  79,718                 $  47,682
Working capital                                    $ 266,578                 $ 176,642
Current ratio                                       1.89 : 1                  1.57 : 1
------------------------------------------ ------------------------- -------------------------

The Company has historically satisfied its working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at September 30, 2001 compared to December 31, 2000 is comprised primarily of the effect of decreases in cash and inventories.

Net cash provided by operating activities was $49.7 million for the nine months ended September 30, 2001, as compared to net cash provided by operating activities of $61.4 million in the comparable prior period. The decrease in cash provided by operating activities during the nine months ended September 30, 2001, as compared to the prior period was primarily the result of a reduction in earnings partially offset by the reduction in working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - RESTATED (CONTINUED)

In addition, for the third quarter of 2001, days revenue outstanding in accounts receivable was approximately 36 days, compared to days revenue outstanding of approximately 33 days for the prior year third quarter. During the third quarter of 2001, annualized inventory turns were 12 times, compared to 10 times during the third quarter of 2000 and inventory balances were approximately $69 million lower than inventories at December 31, 2000. Average days costs in accounts payable were 40 days for the third quarter of 2001, compared to 38 days for the third quarter of 2000. These changes combined to create a decrease in cash conversion cycle days to 27 days in the third quarter of 2001, from 32 days in the same period of 2000.

Net cash used by investing activities for the nine months ended September 30, 2001, was $26.0 million as compared to $15.8 million in the comparable prior period. The change between periods is primarily comprised of increases in cash used for capital expenditures (primarily for upgrades to and enhancements in the Company's information technology), partially offset by a reduction in cash expended for acquisition activities during the nine months ended September 30, 2001. Net cash used by financing activities for the nine months ended September 30, 2001, was $54.9 million compared to cash provided by financing activities of $12.3 million for the comparable prior period. The change between periods was primarily the result of increased payments on the Facility and the repurchase of Convertible Notes.

The Company's long-term debt at September 30, 2001, is comprised of the Company's zero-coupon, subordinated, convertible notes (the Convertible Notes) which have an aggregate principal amount at maturity of $250.0 million ($1,000 face value per Convertible Note). The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. The accreted value of the Convertible Notes was approximately $130 million at September 30, 2001.

In addition, the Company had permitted indebtedness totaling approximately $8.7 million at September 30, 2001 under its senior secured revolving line of credit facility (the Facility) which had been periodically modified. Based on the current maturity of the Facility, the Company has classified amounts outstanding as current liabilities in the Consolidated Balance Sheets, as these amounts fall due within twelve months. On November 1, 2001, the Facility was cancelled and replaced with the new revolver discussed below. The Facility provided the Company, based upon a borrowing base calculation and subject to various financial covenants, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, ranged from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios.

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute such repurchases and to modify its leverage ratio covenant upon completion of the repurchases. As of March 31, 2001, the Company's plan to repurchase 130,000 Convertible Notes was complete. During the first quarter of 2001, the Company repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of September 30, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $521 per Convertible Note. See Note 6 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - RESTATED (CONTINUED)

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes (accreted book value of approximately $130 million at September 30, 2001). Repurchases will be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. The Company intends to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility and from working capital, however no assurance can be given that the Company will repurchase any Convertible Notes.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries were pledged to the Banks as collateral for the Facility, and the Company was substantially prohibited from incurring additional indebtedness, either of which terms could have limited the Company's ability to implement its expansion plans. In addition, at September 30, 2001 the Company had pledged cash balances totaling approximately $19.1 million as cash collateral for certain of its borrowings in the Peoples Republic of China and certain trade credit facilities. The Company was also subject to certain covenants as more fully described in Note 6 to the Consolidated Financial Statements.

On October 31, 2001, the Company's North American subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility (the Revolver) with General Electric Capital Corporation (GE Capital) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks. The Revolver replaces the Facility, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $80 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is secured by all of the Company's assets in North America and borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business. Subject to certain restrictions, the Company may use proceeds under the Revolver to repurchase its outstanding Convertible Notes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supercedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company is currently evaluating the impact this standard will have on its financial statements and the accounting for certain actions to be taken pursuant to the restructuring plan that will be implemented beginning in the fourth quarter of 2001 (See Note 9 to the Consolidated Financial Statements).

On October 1, 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. The EITF decided that although the terrorist attacks of September 11, 2001 were certainly extraordinary, the financial reporting treatment that uses that label would not be an effective way to communicate the financial effects of those events and should not be used in this case. The EITF observed that the economic effects of the events were so extensive and pervasive that it would be impossible to capture them in any one financial statement line item. Although the Company believes its business was impacted by the events of September 11, 2001, pursuant to the consensus reached on Issue No. 01-10 the Company will not report any extraordinary items related to the events.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company on January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. During the three and nine months ended September 30, 2001, the Company recorded amortization of goodwill and other intangibles of approximately $0.7 million and $2.2 million, respectively. At September 30, 2001, the Company had goodwill and other intangibles totaling approximately $68.2 million, net of accumulated amortization. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in the first quarter of 2002.

Also, on June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. The Company believes the adoption of SFAS No. 141 did not have a material affect on its financial statements.

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

The Company is exposed to changes in interest rates on its variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter ended September 30, 2001, would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at September 30, 2001.

A substantial portion of the Company's revenue and expenses are transacted in markets outside of the United States and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in only a nominal decrease in results of operations for the nine months ended September 30, 2001. The same adverse change in exchange rates would have resulted in a $2.5 million increase in the fair value of the Company's cash flow and net investment hedges open at September 30, 2001. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above.

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

    (b)   Reports on Form 8-K

          On July 24, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 - Other Events, announcing that Brightpoint North America L.P., a subsidiary of Brightpoint, Inc., has entered into a Master Services Agreement with Qwest Business Resources, Inc., the purchasing agent for the Qwest companies on behalf of Qwest Wireless, L.L.C., to provide integrated logistics services related to wireless handsets and accessories for Qwest's retail stores and indirect dealer channel. Under the agreement, Brightpoint will provide a variety of services including custom packaging, programming, fulfillment and inventory management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Brightpoint, Inc.
                                                -----------------
                                                   (Registrant)



Date  November 14, 2001                         /s/ Phillip A. Bounsall
    ----------------------                      --------------------------------

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

           99         Cautionary Statements