Form 10-K/A
period 2000-12-31
BRIGHTPOINT INC
filed 2001-11-26
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          (AMENDMENT NO. 2 TO FORM 10-K)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                                     0-23494
                              (COMMISSION FILE NO.)
                                BRIGHTPOINT, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   35-1778566
     (State or other jurisdiction of                    (I.R.S. Employer
             incorporation)                            Identification No.)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of November 19, 2001 was approximately $179,000,000. As of November 19, 2001, there were 55,851,401 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the following documents are incorporated by reference into the parts of this Form 10-K/A as indicated herein:

Proxy Statement for Annual Meeting of Stockholders to be held in 2001   Part III

                                BRIGHTPOINT, INC.
                                INTRODUCTORY NOTE

The Company issued a press release on November 13, 2001, which it filed as an exhibit to a Form 8-K on November 14, 2001, relating to its intention to restate its annual financial statements for 1998, 1999, 2000 and the first two quarters of 2001. The effects of this restatement on the financial statements are presented in the following Form 10-K/A. See Note 17 to the Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliations of previously reported amounts.

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

         During 1999 we implemented a broad restructuring plan which included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of our investments in two joint operations in China; disposal of our 67% interest in a Hong Kong-based accessories company; and initiation of cost reduction programs in certain areas of our business. Our execution of the restructuring plan was substantially completed by the close of 1999. During 1999 we recorded non-recurring restructuring and other unusual charges of approximately $82.2 million resulting from actions taken in accordance with the restructuring plan. Adjustments to these charges subsequent to the initial estimates have not been significant. The charges included the write-off of goodwill investments and tax-related assets related to the eliminated or terminated operations; the write-down of inventory and accounts receivable to estimated net realizable values; and losses on the disposals of fixed and other assets and cash expenses related to lease and employee terminations and other exit costs.

         Because of the significance of the restructuring plan discussed above, the following discussion has been delineated between results from recurring operations and results from non-recurring operations. Recurring operations include all operations except those that have been eliminated or terminated in accordance with our 1999 restructuring plan. Recurring operations also exclude the impacts of the gain on debt extinguishment realized in 2000, the non-recurring charges related to our facilities consolidation in 2000, the cumulative effect of a change in accounting principle in 1999 and non-recurring charges related to our restructuring plan in 1999 and 2000. For 2000, our revenues and net income from recurring operations were $2.0 billion and $37.6 million, respectively, representing an increase in revenues of 20% and an increase in net income of 136% when compared to 1999. Earnings per diluted share from recurring operations were $0.67 in 2000 as compared to $0.29 in 1999. Our growth in revenues reflects the worldwide demand for wireless products as well as our distribution and integrated logistics services. The increased demand for wireless products resulted from, among other things, increasing numbers of wireless subscribers in many markets worldwide and increasing demand for replacement or upgraded equipment. Our operating margins (income from operations as a percent of revenue) from recurring operations increased during 2000 due to a reduction in selling, general and administrative expenses as a percent of revenue which was primarily the result of cost reduction programs initiated in the second half of 1999.

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

         o        product availability and pricing; and

         o        promotions and subsidies by network operators.

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

         We have incurred significant losses during certain quarterly periods -- Although we achieved a profit during each quarter in the year ended December 31, 2000, we incurred net losses for each of the first two quarters of 1999 and a net loss of $90.5 million for the year ended December 31, 1999. We also incurred a net loss of $18.4 million for the three months ended December 31, 1998. The net loss for 1999 includes approximately $82.2 million of restructuring and other unusual charges as well as the cumulative effect of an accounting change of $13.4 million. The net loss for the three months ended December 31, 1998 includes approximately $40.9 million of trading and other unusual charges resulting from our decision to eliminate our trading activities and premium expense related to an insurance policy that provided retroactive and prospective coverage. The retroactive occurrences related primarily to the Company's trading division (see Note 17 to the Consolidated Financial Statements). Several business factors appear to have contributed to our losses in these periods including an inadequate supply of products for sale through our distribution services, our inability to replace, during 1999, revenues which had been generated by the trading business that we exited in the fourth quarter of 1998, the impacts of the devaluation of the Brazilian Real and price competition from trading companies in our Asia-Pacific and Latin America divisions. We may incur additional future losses.

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

SEGMENT FINANCIAL INFORMATION

Financial information concerning the Company's segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Operating Segments" on pages A-7 and A-8 of this Annual Report on Form 10-K/A.

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

                                       NUMBER OF       AGGREGATE       APPROXIMATE
                                      LOCATIONS(1)   SQUARE FOOTAGE   MONTHLY RENT
                                      ------------   --------------   ------------

North America .....................              3          823,410   $    430,000
Asia-Pacific ......................              7          104,269         43,000
Europe, Middle East and Africa ....             10          175,428         94,000
Latin America .....................              6          218,360         50,000
                                      ------------   --------------   ------------
                                                26        1,321,467   $    617,000
                                      ============   ==============   ============

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in "Other Information" on page A-46 of this Annual Report on Form 10-K/A.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in "Selected Financial Data" on page A-47 of this Annual Report on Form 10-K/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth on pages A-3 to A-8, A-10 to A-14, A-17 to A-19 and A-21 of this Annual Report on Form 10-K/A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth in the subsection "Financial Market Risk Management" of Management's Discussion and Analysis on page A-21 of this Annual Report on Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth in the Consolidated Financial Statements of the Company on pages A-2, A-9, A-15, A-16, A-20, A-22 to A-45 of this Annual Report on Form 10-K/A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         Certain information required by Part III is contained in the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders for the Annual Meeting of Stockholders held in 2001, which has been filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") and such information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company utilizes the services of a third party for the purchase of corporate gifts, promotional items and standard and personalized corporate stationery. Prior to June 1, 2000 Mrs. Judy Laikin, the mother of Robert J. Laikin, the Company's Chairman and Chief Executive Officer, owned this third party. For the year ended December 31, 2000, the Company purchased approximately $186,400 of services and products from this entity. The Company believes these purchases by the Company were made on terms no less favorable than could be made from an unrelated party.

         During the fiscal year ended December 31, 2000 the Company paid Stuart's Moving & Storage approximately $134,000 for certain moving expenses. Todd H. Stuart, a director of the Company, is an officer of Stuart's Moving and Storage. The Company believes that the services provided to it by Stuart's Moving & Storage were on terms no less favorable than could have been obtained from an unrelated party.

         During 1999 the Company entered into an agreement to provide product distribution, fulfillment and other integrated logistics services to TelStreet.com, Inc., a privately-held company that was engaged in the business of selling wireless communications products and related accessories through the Internet and activating wireless service to end-user customers. Messrs. Laikin and Howell were directors and stockholders and Messrs. Bounsall, Fivel, Adams, Dick, Simon, Stuart and Wagner were stockholders of TelStreet.com, Inc. Certain of Mr. Laikin's relatives were also stockholders of TelStreet.com, Inc.

TelStreet.com, Inc. was acquired by Buy.com Inc. in August 2000 in exchange for shares of common stock of Buy.com Inc. in an amount equal to approximately 1% of Buy.com's outstanding common stock. None of the officers or directors of the Company are, or at any time have been, officers or directors of Buy.com Inc. During 2000 the Company's transactions with TelStreet.com, Inc. and Buy.com Inc. accounted for approximately $563,000 and $916,000, respectively, of the Company's revenue.

         During the fiscal year ended December 31, 2000, an entity in which the father of Robert J. Laikin is believed by the Company to be a fifty percent (50%) equity owner, provided risk management services to the Company for which the entity received $142,500 in consulting fees. During the fiscal year ended December 31, 2000, the Company also paid to an insurance brokerage firm for which the father of Robert J. Laikin acts as an independent insurance broker $180,000 in service fees and certain insurance premiums, which premiums were forwarded to the Company's respective insurance carriers.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)(1) The following financial statements and information of the Company are filed as a part of this report commencing on page A-1:

                  Report of Independent Auditors

                  Consolidated Statements of Operations for the Years Ended
                    December 31, 1998, 1999 and 2000 (as restated)

                  Consolidated Balance Sheets as of December 31, 1999 and 2000
                    (as restated)

                  Consolidated Statements of Stockholders' Equity for the Years
                    Ended December 31, 1998, 1999 and 2000 (as restated)

                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1998, 1999 and 2000 (as restated)

                  Notes to the Consolidated Financial Statements (as restated)


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

(a)(3)   Exhibits

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

3.1                 Certificate of Incorporation of the Company, as amended(6)

3.2                 Amended and Restated By-Laws of the Company(6)

3.3                 Certificate of Merger of Brightpoint, Inc. into Wholesale
                    Cellular USA, Inc., effective September 15, 1995(2)

4.1 Indenture between the Company and the Chase Manhattan Bank, as Trustee(8)

10.1                1994 Stock Option Plan, as amended(15)*

10.2                1996 Stock Option Plan, as amended(15)*

10.3                Non-Employee Directors Stock Option Plan(1)

10.4                Employee Stock Purchase Plan(13)

10.5                Amended and Restated Employment Agreement between the
                    Company and Robert J. Laikin dated July 1, 1999(14)*

10.6                Amended and Restated Employment Agreement between the
                    Company and J. Mark Howell dated July 1, 1999(14)*

10.7                Amended and Restated Employment Agreement between the
                    Company and Phillip A. Bounsall dated July 1, 1999(14)*

10.8                Amended and Restated Employment Agreement between the
                    Company and Steven E. Fivel dated July 1, 1999(14)*

10.9                Lease Agreement between the Company and Corporate Drive
                    Associates, LLC, dated June 6, 1995(3)

10.10               Amendment to Lease Agreement between the Company and
                    Corporate Drive Associates, LLC, dated October 3, 1995(3)

10.11 Second Amendment to Lease agreement between the Company and Corporate Drive Associates, LLC, dated as of
                    July 17, 1996(6)

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.12               Lease Agreement (Building Expansion) between the Company and
                    Corporate Drive Associates, LLC, dated as of
                    July 17, 1996(6)

10.13               Rights Agreement, dated as of February 20, 1997, between the
                    Company and Continental Stock Transfer Trust Company, as
                    Rights Agent(4)

10.14               Lease Agreement between the Company and DP Operating
                    Partnership, L.P., dated as of March 1, 1997(5)

10.15               Multicurrency Credit Agreement dated as of June 24, 1997
                    (the "Credit Agreement") among the Company, Brightpoint
                    International Ltd., the Subsidiary Borrowers from time to time party thereto, the Guarantors from time to time party thereto, the Financial Institutions from time to time party thereto as lenders, The First National Bank of Chicago as administrative agent and Bank One, Indiana, N.A. as syndication agent(6)

10.16 Form of Waiver and Amendment No. 1 to Credit Agreement dated as of November 15, 1997(7)

10.17               Third Amendment to Multicurrency Credit Agreement dated
                    March 20, 1998(9)

10.18               Fourth Amendment to Multicurrency Credit Agreement dated
                    April 16, 1998(10)

10.19 Amended and Restated Multicurrency Credit Agreement originally dated June 24, 1997 and amended and restated as of May 13, 1998(10)

10.20               Lease Agreement between the Company and New World Partners
                    Joint Venture Number Five, dated July 30, 1998(11)

10.21               Lease Agreement between the Company and Airtech Parkway
                    Associates, LLC, dated September 18, 1998(11)

10.22 Form of Indemnification Agreement of certain officers and directors(16)

10.23               Amendment No. 1 to Amended and Restated Multicurrency Credit
                    Agreement dated October 19, 1998(12)

10.24               Amendment No. 2 to Amended and Restated Multicurrency Credit
                    Agreement dated September 30, 1998(12)

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.25               Amendment No. 3 to Amended and Restated Multicurrency Credit
                    Agreement dated January 1, 1999(12)

10.26               Fourth Amendment to Multicurrency Agreement dated May 13,
                    1998(13)

10.27 Second Amended and Restated Multicurrency Credit Agreement dated May 13, 1998 and amended and restated as of July 27, 1999(14)

10.28 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of January 4, 1999(13)

10.29               Amendment Number 1 to the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of March 20,
                    2000(17)

10.30               Amendment Number 2 to the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of June 28, 2000(18)

10.31               Amendment Number 3 to the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of October 27,
                    2000(19)

10.32               Amendment Number 4 to the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of December 27,
                    2000(20)

10.33               Amendment dated January 1, 2001 to the Amended and Restated
                    Agreement between the Company and Robert J. Laikin dated
                    July 1, 1999(20)*

10.34               Amendment dated January 1, 2001 to the Amended and Restated
                    Agreement between the Company and J. Mark Howell dated July
                    1, 1999(20)*

10.35               Amendment dated January 1, 2001 to the Amended and Restated
                    Agreement between the Company and Phillip A. Bounsall dated
                    July 1, 1999(20)*

10.36               Amendment dated January 1, 2001 to the Amended and Restated
                    Agreement between the Company and Steven E. Fivel dated July
                    1, 1999(20)*

10.37               Lease Agreement between the Company and Harbour Properties,
                    LLC, dated April 25, 2000(20)

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.38               Pledge Supplement for Brightpoint North America, Inc. dated
                    January 1, 2001 to the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of July 27, 1999(20)

10.39               Pledge Supplement for Brightpoint North America L.P. dated
                    January 1, 2001 to the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of July 27, 1999(20)

10.40               Subsidiary Borrower and Guarantor Letter for Brightpoint
                    North America, Inc. dated January 1, 2001 under the Second
                    Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999(20)

10.41               Subsidiary Borrower and Guarantor Letter for Brightpoint
                    North America L.P. dated January 1, 2001 under the Second
                    Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999(20)

10.42               Security Agreement dated January 1, 2001 between Brightpoint
                    North America, Inc. and Bank One, Indiana, National
                    Association under the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of July 27, 1999(20)

10.43               Security Agreement dated January 1, 2001 between Brightpoint
                    North America L.P. and Bank One, Indiana, National
                    Association under the Second Amended and Restated
                    Multicurrency Credit Agreement dated as of July 27, 1999(20)

21                  Subsidiaries(20)

23                  Consent of Ernst & Young LLP(21)

99                  Cautionary Statements(22)

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

(20) Incorporated by reference to the exhibit filed with the Company's Amendment No. 1 to Form 10-K/A, for the fiscal year ended December 31, 2000.

(21)      Filed as page F-2 of this report.

(22)      Filed herewith.

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

                                              BRIGHTPOINT, INC.

Date: November 26, 2001                       /s/ ROBERT J. LAIKIN
                                              -------------------------
                                              By: Robert J. Laikin
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE                                       DATE
---------                        -----                                       ----

/s/ ROBERT J. LAIKIN             Chairman of the Board                       November 26, 2001
-----------------------------    Chief Executive Officer and
Robert J. Laikin                 Director (Principal Executive Officer)

/s/ J. MARK HOWELL               President, Chief Operating Officer and      November 26, 2001
-----------------------------    Director
J. Mark Howell

/s/ PHILLIP A. BOUNSALL          Executive Vice President and Chief          November 26, 2001
-----------------------------    Financial Officer (Principal Financial
Phillip A. Bounsall              Officer and Principal Accounting Officer)

/s/ JOHN W. ADAMS                Director                                    November 26, 2001
-----------------------------
John W. Adams

/s/ ROLLIN M. DICK               Director                                    November 26, 2001
-----------------------------
Rollin M. Dick

/s/ STEPHEN H. SIMON             Director                                    November 26, 2001
-----------------------------
Stephen H. Simon

/s/ JERRE L. STEAD               Director                                    November 26, 2001
-----------------------------
Jerre L. Stead

/s/ TODD H. STUART               Director                                    November 26, 2001
-----------------------------
Todd H. Stuart

/s/ ROBERT F. WAGNER             Director                                    November 26, 2001
-----------------------------
Robert F. Wagner

FINANCIAL                                                             APPENDIX A
INFORMATION
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



                     Report of Independent Auditors..........................A-2

                     Management's Responsibility for Financial Statements....A-2

                     Overview and Recent Developments........................A-3

                     Operating Segments......................................A-7

                     Future Operating Results................................A-8

                     Consolidated Statements of Operations and Analysis......A-9

                     Consolidated Balance Sheets and Statements of
                        Cash Flows and Analysis.............................A-15

                     Consolidated Statements of Stockholders' Equity........A-20

                     Financial Market Risk Management.......................A-21

                     Notes to Consolidated Financial Statements.............A-22

                     Other Information......................................A-46

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000, on pages A-9, A-15, A-16, A-20, and A-22 through A-45 and the information appearing under the caption "Operating Segments" on pages A-7 and A-8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 17 to the Consolidated Financial Statements, the Company has restated its previously issued 2000, 1999, and 1998 Consolidated Financial Statements.

                                                           /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 22, 2001, except for Notes 8 and 17, as to which the date is November 16, 2001

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The management of Brightpoint, Inc. is responsible for the preparation and integrity of the Company's Consolidated Financial Statements and all related information appearing in this Annual Report. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management's authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States.

The financial statements for each of the years covered in this Annual Report have been audited by independent auditors who have provided an independent assessment as to the fairness of the financial statements.

The Board of Directors has appointed an Audit Committee whose three members are not employees of the Company. The Board of Directors has also adopted a written charter that establishes the roles and responsibilities of the Audit Committee. Pursuant to its charter, the Audit Committee meets with certain members of management and the independent auditors to review the results of their work and satisfy itself that their responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have discussions with the Audit Committee regarding appropriate matters, with and without management present.


/s/ ROBERT J. LAIKIN          /s/ J. MARK HOWELL         /s/ PHILLIP A. BOUNSALL
Robert J. Laikin              J. Mark Howell             Phillip A. Bounsall
Chairman of the Board and     President and              Executive Vice President, Chief
Chief Executive Officer       Chief Operating Officer    Financial Officer and Treasurer

OVERVIEW AND RECENT DEVELOPMENTS
--------------------------------------------------------------------------------

The discussion and analysis contained in the following pages should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto. All currency amounts stated within this Annual Report refer to U.S. Dollars.

BASIS OF PRESENTATION

On November 13, 2001, the Company announced that it would restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. As more fully discussed in Note 17 to the Consolidated Financial Statements, the Company purchased an insurance policy in 1998 that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to previously reported losses the Company had sustained in its trading division, an operation that the Company closed in 1998. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission and believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were recognized as being generally accepted at the time the Company issued its 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on its cash flow and will have no material effect on its financial position at any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual. See Note 17 to the Consolidated Financial Statements for further discussion.


In the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Costs. The consensus required, among other provisions, that shipping and handling costs that are billed to customers be classified as revenue beginning in the fourth quarter of 2000, consistent with the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Previously, the Company classified freight costs billed to its customers as an offset to the corresponding freight expense included in cost of revenue. In the fourth quarter of 2000, the Company reclassified these amounts to revenue and applied the reclassification retroactively to all periods presented. The effects of the reclassification were immaterial and did not affect income from operations, net income or earnings per share.

Beginning in the third quarter of 2000 and applied retroactively to all periods presented, the Company classifies i) net foreign currency exchange gains and losses, ii) gains and losses on sales of marketable securities and iii) net gains and losses on the sale of assets in a separate line item entitled "Other (income) expenses" in the Consolidated Statements of Operations. The individual amounts reclassified were not significant.

NON-RECURRING CHARGES AND OTHER ITEMS

2000

During the fourth quarter of 2000, the Company repurchased approximately 94,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $29 million ($310 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $10.0 million ($0.18 per diluted share), net of applicable income taxes and transaction costs. The repurchases were made pursuant to a plan approved by the Board of Directors to purchase up to 130,000 of the Convertible Notes. Subsequent to December 31, 2000, the Company completed its repurchase plan by acquiring an additional 36,000 Convertible Notes at prices ranging from $278 to $283 per Convertible Note. These transactions resulted in an extraordinary gain in 2001 of approximately $4.6 million ($0.09 per diluted share), net of applicable income taxes and transaction costs.

During the first quarter of 2000, the Company began the process of consolidating four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million ($4.2 million after applicable taxes or $0.07 per diluted share) and was comprised of approximately $3.2 million in non-cash fixed asset disposals and $3.8 million in moving, lease termination and other costs paid or to be paid in cash. As a result of the actions discussed above, the Company had approximately $3.0 million in facility consolidation reserves at December 31, 2000 and no significant adjustments or revisions to the charge are anticipated in future periods.

1999

In the first quarter of 1999, the Company recorded a cumulative effect adjustment for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which required the write-off of the unamortized portion of the Company's previously capitalized start-up costs. These costs were incurred primarily as a part of the Company's in-country expansion and long-term contract activities from 1996 through 1998 and were previously capitalized in accordance with generally accepted accounting principles then in effect. The adjustment for the write-off of these amounts of $13.4 million is shown net of applicable taxes.

Beginning in the second quarter of 1999, the Company implemented a broad restructuring plan (Restructuring Plan) in an effort to improve its position for long-term success by eliminating or restructuring identified non-performing business activities and reducing costs. The Restructuring Plan was approved by the Company's Board of Directors and included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and initiation of cost reduction programs in certain areas of its business. In total, the Restructuring Plan resulted in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's operating divisions outside of North America.

As a result of actions taken in accordance with the Restructuring Plan, the Company recorded restructuring and other unusual charges in 1999 of approximately $82.2 million. Adjustments to the charge subsequent to its initial recording in 1999 have not been significant. The charges included the write-off of goodwill and investments related to the eliminated or terminated operations, as well as losses on the disposals of fixed and other assets and cash expenses of approximately $5.9 million related to lease and employee terminations and other exit costs. These amounts which total $63.9 million are recorded in the "Trading, restructuring and other unusual charges" line in the Consolidated Statements of Operations, as restated. The non-recurring charges also include the write-down of inventory (totaling $9.6 million and included in the "Cost of revenue" line) and accounts receivable (totaling $5.2 million and included in the "Selling, general and administrative expenses" line) to their estimated net realizable value. Tax assets totaling $3.5 million were also written off as part of the Restructuring Plan. The Company's execution of the Restructuring Plan has been substantially completed and no further revisions or adjustments to these charges are expected in future periods.

1998

Through the end of the third quarter of 1998, the Company had been engaged in the business of trading wireless handsets. Trading involves the purchase of wireless handsets from sources other than manufacturers or network operators (i.e., trading companies) and the sale of those handsets to purchasers other than network operators or their representatives (also trading companies). At the beginning of the fourth quarter of 1998, the Company decided to cease its trading activities primarily because (i) those activities were not consistent with its strategy of emphasizing relationships with wireless equipment manufacturers and network operators, (ii) the margins earned on the trading activities were rapidly decreasing and (iii) the Company had increasing concerns about the business practices of many trading companies. Also, as more fully discussed above and in Note 17 to the Consolidated Financial Statements, during the fourth quarter of 1998, the Company purchased an insurance policy that provided coverage for both prospective and retroactive occurrences. The retroactive occurrences related primarily to losses the Company had sustained in connection with its closure of the trading division. Consequently, the Company recorded a charge of approximately $15.1 million during the fourth quarter of 1998 related to premium expense for this policy. Additionally, the Company completed a strategic shift from significant sales to other distributors to more direct relationships with network operators and their representatives in the fourth quarter of 1998.

In connection with these actions, the Company recorded non-recurring and unusual charges of approximately $40.9 million ($30.3 million net of related tax benefits) in 1998. These charges included approximately $22.2 million to adjust assets affected by these actions to their net realizable value, $15.1 million of premium expense related to the policy discussed above and approximately $3.6 million for employee termination and other costs related to the discontinuation of the trading division. The assets impaired included accounts receivable generated from sales to trading companies, inventory prepayments to trading companies, inventories purchased from trading companies, accounts receivable generated by the sale of products to other distributors and supplier credits related to the purchase of products for these channels. These non-recurring and unusual charges are recorded in the Company's restated Consolidated Statements of Operations as follows (in millions):

Cost of revenue                                        $    9.3
Selling, general and administrative expenses               28.0
Trading, restructuring and other unusual charges            3.6
                                                       --------
                                                       $   40.9
                                                       ========

ACQUISITIONS AND DIVESTITURES

The Company completed the following purchase acquisitions and divestitures during the past three years.

2000

o Acquired Advanced Portable Technologies Pty Ltd - a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand.

1999

o Acquired Cellular Services S.A. - a provider of integrated logistics services in the wireless communications industry in Brazil.
o Sold WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom.
o Pursuant to its Restructuring Plan, terminated or disposed of certain operations in the United Kingdom, Argentina, Taiwan, China and Poland.

1998

o Acquired the business and either all of the equity interests or certain net assets of:
     - Matel-Tecnologia de Teleinformatica S.A.-Matec - a wireless products distributor in Brazil;
     -    WAVETech Limited - a wireless products distributor in the United
          Kingdom;
     - Wireless Fulfillment Services, LLC - a provider of wireless accessory end-user fulfillment services for North American network operators;
     - Axess Communications Benelux B.V. - a provider of accessory distribution services in the wireless communications industry with operations in the Netherlands, Germany and Poland;
     -    Cell Direct Limited - a wireless products distributor in New Zealand;
     - Function Communications Co., Ltd. - a wireless products distributor in Taiwan;
     -    Euro-Phone Sp. z o.o. - a wireless products distributor in Poland;
     - Communicaciones ASBE, S.A. de C.V. - a wireless products distributor in Mexico;
     - Eurocom Systems S.A. - a provider of distribution and integrated logistics services in the wireless communications industry in France.

NET INVESTMENT GAIN

During the first quarter of 1998, the Company realized a net gain on the sale of a marketable equity security, representing income of a non-recurring nature of $0.6 million ($0.3 million after-tax).

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

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, the Company incurred trading, restructuring and other unusual charges, which materially affected certain operating segments. A summary of the Company's operations by segment is presented below (in thousands), as restated (see Note 17 to the Consolidated Financial Statements):

                            Revenues                                                                         Trading,
                              from                              Total       Allocated     Allocated     Restructuring and
                            External      Income (Loss)        Segment       Interest       Income        Other Unusual
                           Customers    from Operations(1)      Assets      Expense(2)     Taxes(2)        Charges (3)
                         ------------   ------------------   ------------  ------------  ------------   -----------------
1998:
North America            $    480,665   $           22,740   $    247,938  $      5,083  $      3,078   $              --
Asia-Pacific                  518,562                2,517        159,730         3,442         3,241                 (52)
Europe, Middle East
  and Africa                  385,809               (8,172)       196,346         2,555        (1,884)              3,612
Latin America                 199,162                8,459        107,144         1,682         2,095                   4
                         ------------   ------------------   ------------  ------------  ------------   -----------------
                         $  1,584,198   $           25,544   $    711,158  $     12,762  $      6,530   $           3,564
                         ============   ==================   ============  ============  ============   =================

1999:
North America            $    757,146   $           24,722   $    334,969  $      3,616  $      7,891   $              --
Asia-Pacific                  432,821              (32,686)       104,233         3,583         2,567              35,470
Europe, Middle East
  and Africa                  330,872              (41,218)       103,913         3,542         2,712              44,256
Latin America                 247,282                 (765)        80,666         2,152            (5)              2,545
                         ------------   ------------------   ------------  ------------  ------------   -----------------
                         $  1,768,121   $          (49,947)  $    623,781  $     12,893  $     13,165   $          82,271
                         ============   ==================   ============  ============  ============   =================

2000:
NORTH AMERICA            $    697,235   $           29,392   $    311,402  $      5,195  $      7,659   $           6,972
ASIA-PACIFIC                  557,475               22,110        120,386         2,790         6,055                (705)
EUROPE, MIDDLE EAST
  AND AFRICA                  444,305               13,999        147,239         2,513         3,356                 103
LATIN AMERICA                 277,996               (2,628)       112,632         1,293        (1,651)                 --
                         ------------   ------------------   ------------  ------------  ------------   -----------------
                         $  1,977,011   $           62,873   $    691,659  $     11,791  $     15,419   $           6,370
                         ============   ==================   ============  ============  ============   =================

(1) Includes $40.9 million, $82.2 million, and $6.4 million of trading, restructuring and other unusual charges in 1998, 1999 and 2000, respectively.

(2) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

(3) In 1999, a portion of these charges are included under the captions "Cost of revenue," "Selling, general and administrative expenses," and "Income taxes" in the Consolidated Statements of Operations depending upon their nature. See Note 2 to the Consolidated Financial Statements.

Additional segment information is as follows (in thousands):

External revenue by service line:        1998           1999           2000
                                     ------------   ------------   ------------
Wireless handset sales               $  1,345,896   $  1,342,814   $  1,569,777
Wireless accessory programs               147,246        266,193        221,967
Integrated logistics services              91,056        159,114        185,267
                                     ------------   ------------   ------------
                                     $  1,584,198   $  1,768,121   $  1,977,011
                                     ============   ============   ============

                                                     DECEMBER 31
                                      -----------------------------------------
                                          1998           1999           2000
                                      ------------   ------------   ------------
Long-lived assets:
North America                         $     38,571   $     42,144   $     41,922
Asia-Pacific                                40,824         29,008         28,310
Europe, Middle East and Africa              73,200         32,806         36,134
Latin America                               11,484         14,668         18,615
                                      ------------   ------------   ------------
                                      $    164,079   $    118,626   $    124,981
                                      ============   ============   ============

FUTURE OPERATING RESULTS

Various statements, discussions and analyses throughout this Annual Report are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) uncertainties relating to customer plans and commitments; (ii) lack of demand for the Company's products and services in certain markets; (iii) the possible adverse effect on demand for the Company's products resulting from consolidation of wireless network operator customers;
(iv) business conditions and growth in the Company's markets, including currency, economic and political risks in markets in which the Company operates;
(v) availability and prices of wireless products; (vi) the ability of the Company to absorb, through revenue growth, the increasing operating costs that the Company has incurred and continues to incur in connection with its expansion activities and provision of integrated logistics services; (vii) successful consummation and integration of businesses product lines acquired; (viii) success of strategic relationships with wireless equipment manufacturers and network operators; (ix) ability to meet intense industry competition; (x) continued access to increasing amounts of capital or other financing; (xi) the Company's significant outstanding indebtedness; (xii) the highly dynamic nature of the industry in which the Company participates; (xiii) continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business; (xiv) ability to manage and sustain future growth at our historical or current rates; (xv) ability to respond to rapid technological changes in the wireless communications and data industry; (xvi) reliance on sophisticated information systems technologies; (xvii) ability to attract and retain qualified management and other personnel; (xviii) potential performance issues with suppliers and customers; (xix) ability to protect the Company's proprietary information; (xx) risk of failure or material interruption of wireless systems and services.

Because of the aforementioned uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                               YEAR ENDED DECEMBER 31
                                                                    --------------------------------------------
                                                                        1998            1999            2000
                                                                    ------------    ------------    ------------
                                                                             (AS RESTATED, SEE NOTE 17)

Revenue                                                             $  1,584,198    $  1,768,121    $  1,977,011
Cost of revenue                                                        1,448,912       1,636,207       1,805,470
                                                                    ------------    ------------    ------------
Gross profit                                                             135,286         131,914         171,541

Selling, general and administrative expenses                             106,178         117,925         102,298
Trading, restructuring and other unusual charges                           3,564          63,936           6,370
                                                                    ------------    ------------    ------------
Income (loss) from operations                                             25,544         (49,947)         62,873

Interest expense                                                          12,762          12,893          11,791
Other (income) expenses                                                   (2,523)          1,216           1,656
                                                                    ------------    ------------    ------------
Income (loss) before income taxes, minority interest,
      accounting change and extraordinary gain                            15,305         (64,056)         49,426

Income taxes                                                               6,530          13,165          15,419
                                                                    ------------    ------------    ------------

Income (loss) before minority interest, accounting change and
     extraordinary gain                                                    8,775         (77,221)         34,007

Minority interest                                                           (151)            (93)              3
                                                                    ------------    ------------    ------------

Income (loss) before accounting change and extraordinary gain              8,926         (77,128)         34,004
Cumulative effect of accounting change, net of tax                            --         (13,404)             --
Extraordinary gain on debt extinguishment, net of tax                         --              --           9,988
                                                                    ------------    ------------    ------------

Net income (loss)                                                   $      8,926    $    (90,532)   $     43,992
                                                                    ============    ============    ============

Basic per share:
      Income (loss) before accounting change and
           extraordinary gain                                       $       0.17    $      (1.45)   $       0.61
      Cumulative effect of accounting change, net of tax                      --           (0.25)             --
      Extraordinary gain on debt extinguishment, net of tax                   --              --            0.18
                                                                    ------------    ------------    ------------
      Net income (loss)                                             $       0.17    $      (1.70)   $       0.79
                                                                    ============    ============    ============

Diluted per share:
      Income (loss) before accounting change and
           extraordinary gain                                       $       0.17    $      (1.45)   $       0.60
      Cumulative effect of accounting change, net of tax                      --           (0.25)             --
      Extraordinary gain on debt extinguishment, net of tax                   --              --            0.18
                                                                    ------------    ------------    ------------
      Net income (loss)                                             $       0.17    $      (1.70)   $       0.78
                                                                    ============    ============    ============

Weighted average common shares outstanding:
      Basic                                                               52,818          53,290          55,461
                                                                    ============    ============    ============
      Diluted                                                             53,483          53,290          56,105
                                                                    ============    ============    ============

See accompanying notes.

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
--------------------------------------------------------------------------------

The Company's revenues are comprised of sales of wireless handsets (including wireless data devices), accessory programs and fees generated from the provision of integrated logistics services. The sale of wireless handsets and related accessories and the resulting gross profit reflects the compensation earned by the Company for its distribution services, which services include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery. Fees from integrated logistics services are earned as services are performed. Such services include, among others, support for prepaid programs, inventory management, procurement, product fulfillment, programming, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services.

Due to the significance of the Restructuring Plan announced by the Company on June 30, 1999, results of operations have been delineated between results from recurring operations and results from non-recurring operations. In addition, the impacts of non-recurring gains and charges have been shown and discussed separately. Recurring operations include all operations except those that were eliminated or terminated in accordance with the Restructuring Plan. Recurring operations also exclude the impacts of the gain on debt extinguishment realized in 2000, the cumulative effect of a change in accounting principle in 1999, non-recurring and other unusual charges in 1998, 1999 and 2000 and a net investment gain recorded in the first quarter of 1998. As previously discussed, the Company's execution of the Restructuring Plan has been substantially completed.

RECURRING OPERATIONS - RESTATED

REVENUE

(In thousands)        1998           1999           Change          2000           CHANGE
--------------    ------------   ------------   ------------    ------------   ------------
Revenue           $  1,264,778   $  1,647,478             30%   $  1,977,011             20%
                  ============   ============   ============    ============   ============

Revenue from recurring operations for 2000 increased 20% to approximately $2.0 billion from $1.6 billion in 1999. Revenue from recurring operations for 1999 increased 30% when compared to 1998. The increases in both periods are a result of the worldwide demand for wireless products and the Company's distribution and integrated logistics services. The increased demand for wireless products resulted from, among other things, increasing numbers of wireless subscribers in many markets worldwide and increasing demand for replacement or upgraded equipment. However, the Company believes revenue from recurring operations was adversely affected by lower-than-anticipated demand for wireless products in the U.S. market in the fourth quarter of 2000 and pricing pressures in the Latin America market throughout 2000 due to a general oversupply of products. Both of these trends are expected to continue in 2001.

RECURRING OPERATIONS - RESTATED

REVENUE BY SERVICE LINE

(In thousands)                          1998                           1999                           2000
--------------                      ------------   ------------    ------------   ------------    ------------   ------------
Wireless handset sales              $  1,054,320             84%   $  1,245,493             76%   $  1,569,778             79%
Wireless accessory programs              129,337             10%        263,934             16%        221,967             11%
Integrated logistics services             81,121              6%        138,051              8%        185,266             10%
                                    ------------   ------------    ------------   ------------    ------------   ------------
Total                               $  1,264,778            100%   $  1,647,478            100%   $  1,977,011            100%
                                    ============   ============    ============   ============    ============   ============

Revenue from recurring operations for 2000 as compared to 1999 includes a greater proportion of revenues from integrated logistics services as the Company continued to develop and grow its service offerings and obtain new customers in this area. Revenue from wireless handset sales grew 26% from the prior year due to the increased demand for wireless handsets and improved product availability. Revenue from accessory programs decreased worldwide due to a reduction in the number of promotions offered by or fulfilled for certain network operators. Revenue from the provision of integrated logistics services increased 34% in 2000 when compared to 1999 as the Company continued the execution of its strategy of focusing on this higher-margin service line. Approximately 50% of the 1999 increase in total revenue from recurring operations was attributable to a 70% increase in revenues from integrated logistics services and a 104% increase in wireless accessories sold. Revenue growth from both of these service lines outpaced increases in wireless handset sales, which increased 18% from 1998 to 1999, and accounted for the remaining 50% increase in 1999 total revenues.

REVENUE BY DIVISION

(In thousands)                            1998                           1999                           2000
--------------                        ------------   ------------    ------------   ------------    ------------   ------------
North America                         $    480,665             38%   $    757,146             46%   $    697,235             35%
Asia-Pacific                               406,454             32%        341,097             21%        557,475             28%
Europe, Middle East and Africa             178,510             14%        301,953             18%        444,305             23%
Latin America                              199,149             16%        247,282             15%        277,996             14%
                                      ------------   ------------    ------------   ------------    ------------   ------------
Total                                 $  1,264,778            100%   $  1,647,478            100%   $  1,977,011            100%
                                      ------------   ------------    ------------   ------------    ------------   ------------

The Company operates in various markets worldwide and business activities are managed in four divisions: North America; Asia-Pacific; Europe, Middle East and Africa; and Latin America. The North America division conducts its operations primarily within the United States. Units handled in the North America division during 2000, grew by 27% compared to 1999, while revenue in this division declined 8% from 1999. This was primarily the result of lower demand in the United States during the fourth quarter of 2000, due to a variety of factors including economic uncertainty. Additionally, revenue from accessory programs in the North America division decreased due in part to the lower fourth quarter demand and to a reduction in the number of promotions offered by or fulfilled for certain network operators. The Company believes that both of these trends will continue in 2001. The Company continued the execution of its strategy of focusing on integrated logistics services, which typically generate lower revenue per handset, but generally contribute higher gross and operating margins. In the North America division, 67% of the units handled in 2000 were processed as integrated logistics services units, a substantial increase from units attributable to integrated logistics services of 56% in 1999. Revenue in the North America division increased 58% in 1999 compared to 1998 primarily due to increases across all service lines reflecting growth in the provision of services to network operators and their agents.

RECURRING OPERATIONS - RESTATED

The Company's Asia-Pacific division maintains operations in Australia, New Zealand, Philippines and the People's Republic of China (including Hong Kong). Revenue from recurring operations in the Asia-Pacific division increased 63% in 2000 when compared to 1999. In addition, units handled grew 103% from the prior year demonstrating the successful development of new supplier and customer relationships by the Company's new joint operations in China, as well as volume growth during 2000 in Australia, the Philippines and New Zealand. Revenue from recurring operations in the Asia-Pacific division during 1999 decreased 16% when compared to 1998 due primarily to changes in the Company's strategy in China.

The Company's Europe, Middle East and Africa division has operations in France, Germany, Ireland, Jordan, the Netherlands, South Africa, Sweden, the United Arab Emirates and Zimbabwe. Revenue from recurring operations within the Europe, Middle East and Africa division grew by 47% in 2000 compared to 1999 and units handled increased 95% resulting from the increased demand for wireless handsets and improved product availability in those markets, as well as the execution of our strategies designed for those markets. Average selling prices were depressed in the Europe, Middle East and Africa division during the second half of 2000 due primarily to increased competition in the Middle East from trading companies. Recurring revenue within the Europe, Middle East and Africa division grew by 69% in 1999 compared to 1998 resulting from the strong demand for the Company's distribution and integrated logistics services and expansion of our in-country operations in certain markets within the division.

The Latin America division of the Company has operations in Miami, Brazil, Mexico, Venezuela, Puerto Rico and Colombia. Revenue from recurring operations within the Latin America division grew by 12% in 2000 compared to 1999. In addition, units handled grew by 21% compared to the prior year. This unit volume growth was offset by declines in average selling prices as oversupplies in various markets in Latin America resulted in significant pricing pressures. Recurring revenue grew by 24% in 1999 compared to 1998 resulting from the Company's migration to in-country presences in certain markets within the division.

GROSS PROFIT

(In thousands)                                         1998         1999         Change         2000        CHANGE
--------------                                     ----------    ----------    ----------    ----------   ----------
Gross profit                                       $  122,499   $  139,754           14%   $  171,541             23%

Gross margin                                              9.7%         8.5%                       8.7%
                                                   ----------   ----------     ---------   ----------     ----------

Gross profit in 2000 increased 23% from 1999 to approximately $172 million, and gross profit in 1999 increased 14% from the prior year to approximately $140 million. These increases were due primarily to the increases in revenue. Gross margins for 2000 were consistent with 1999, due to a shift in service line mix from higher-margin accessory programs to lower margin handset sales which was offset by improved profitability in existing accessory programs. Gross margins were lower in 1999 compared to 1998 due to pressure on handset margins and increased costs of revenue across all service lines (in total and as a percent of revenue).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In thousands)                                        1998         1999        Change         2000        CHANGE
--------------                                     ----------   ----------   ----------    ----------   ----------
Selling, general and administrative expenses       $   61,819   $   99,741           61%   $  102,276            3%

As a percent of revenue                                   4.9%         6.1%                       5.2%
                                                   ----------   ----------   ----------    ----------   ----------

RECURRING OPERATIONS - RESTATED

Selling, general and administrative expenses increased 3% in 2000 compared to the prior year recurring operations and improved as a percent of revenue to 5.2% from 6.1% in 1999. These changes were due to cost reduction programs initiated in the second half of 1999 and continued monitoring of costs by management in 2000. Selling, general and administrative expenses increased 61% in 1999 compared to the prior year and reflected the increased cost of serving current and anticipated integrated logistics services customers, increased levels of business activity and increased managerial resources in all of the Company's operating divisions.

INCOME FROM OPERATIONS

(In thousands)                    1998          1999         Change          2000        CHANGE
                               ----------    ----------    ----------     ----------   ----------
Income from operations         $   60,679    $   40,013           (34%)   $   69,265           73%

As a percent of revenue               4.8%          2.4%                         3.5%
                               ----------    ----------    ----------     ----------   ----------

In 2000, income from operations increased by 73% to approximately $69.3 million, and the operating margin (income from operations as a percent of revenue) also increased from 2.4% in 1999 to 3.5% in 2000. The increase in operating income is due primarily to increased revenue in 2000. The increase in operating margin is due primarily to the decrease in selling, general and administrative expenses as a percent of revenue. In 1999, income from recurring operations decreased by 34% to approximately $40.0 million, and the operating margin also decreased from 4.8% in 1998 to 2.4% in 1999. These decreases were primarily the result of the decrease in gross margin and from the increase in selling, general and administrative expenses as a percent of revenue.

NET INCOME

(In thousands, except per share data)         1998          1999         Change          2000        CHANGE
-------------------------------------      ----------    ----------    ----------     ----------   ----------

Net income                                 $   37,593    $   15,950           (58%)   $   37,620          136%
As a percent of revenue                           3.0%          1.0%                         1.9%

Net income per share
- Basic                                    $     0.71    $     0.30           (58%)   $     0.68          127%
- Diluted                                  $     0.70    $     0.29           (59%)   $     0.67          131%

Weighted average shares outstanding
- Basic                                        52,818        53,290             1%        55,461            4%
- Diluted                                      53,483        54,145             1%        56,105            4%
                                           ----------    ----------    ----------     ----------   ----------

Net income from operations in 2000 increased by 136% compared to 1999. This increase was due primarily to the increase in income from operations as well as a decrease in the effective income tax rate to 33% in 2000 from 42% in 1999 reflecting a decrease in the percentage of taxable income generated during 2000 in higher tax rate jurisdictions. The decrease in net income from recurring operations of 58% in 1999 when compared to 1998 resulted primarily from the decrease in operating margins. In addition, the effective tax rate increased in 1999 to approximately 42% from 29% in 1998. Changes in the effective tax rate are due generally to the amount and geographic dispersion of pretax income.

NON-RECURRING OPERATIONS - RESTATED

Non-recurring operations in 1998 and 1999 included certain operations in Argentina, Poland, Taiwan, the United Kingdom and two joint operations in China, all of which have been terminated or eliminated. In 2000, no non-recurring operations existed as the Restructuring Plan had been substantially completed. For 1999, non-recurring operations generated revenue of $120.6 million, operating and net losses of $11.2 million and $10.8 million, respectively, and a net loss per diluted share of $0.20. When compared to the same operations in 1998, these results reflect the reduced business activity resulting from execution of the Restructuring Plan in 1999 and discontinuation of trading activities completed in the fourth quarter of 1998. In 1998, non-recurring operations generated revenue of $319.4 million, operating and net income of $5.7 million and $1.3 million, respectively, and net income per diluted share of $0.02.


NON-RECURRING CHARGES AND OTHER UNUSUAL ITEMS

As more fully discussed in the section entitled "Overview and Recent Developments," the Company recorded non-recurring and other unusual charges in 1998, 1999 and 2000, an extraordinary gain on debt extinguishment in 2000, a cumulative effect adjustment for a change in accounting principle in 1999 and a net gain on the sale of a marketable equity security in 1998 that represent income or expense of a non-recurring nature and, accordingly, have been excluded from the previous discussion of operating results.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                   DECEMBER 31
                                                           ----------------------------
                                                               1999            2000
                                                           ------------    ------------
                                                            (AS RESTATED, SEE NOTE 17)
ASSETS
Current assets:
   Cash and cash equivalents                               $     85,261    $     79,718
   Accounts receivable (less allowance for doubtful             231,041         208,116
      accounts of $6,220 in 1999 and $6,548 in 2000)
   Inventories                                                  140,758         226,785
   Other current assets                                          48,095          52,059
                                                           ------------    ------------
Total current assets                                            505,155         566,678

Property and equipment                                           36,250          36,763
Goodwill and other intangibles                                   71,253          72,390
Other assets                                                     11,123          15,828
                                                           ------------    ------------

Total assets                                               $    623,781    $    691,659
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $    190,524    $    232,159
   Accrued expenses                                              54,882          67,941
                                                           ------------    ------------
Total current liabilities                                       245,406         300,100
                                                           ------------    ------------

Long-term debt:
    Line of credit                                               46,022          53,685
    Convertible notes                                           184,864         144,756
                                                           ------------    ------------

Total long-term debt                                            230,886         198,441
                                                           ------------    ------------

Stockholders' equity:
   Preferred stock, $0.01 par value: 1,000 shares
      authorized; no shares issued or outstanding                    --              --
   Common stock, $0.01 par value: 100,000 shares
      authorized; 54,654 and 55,763 issued and
      outstanding in 1999 and 2000, respectively                    547             558
   Additional paid-in capital                                   204,283         213,714
   Retained earnings (deficit)                                  (38,715)          5,277
   Accumulated other comprehensive loss                         (18,626)        (26,431)
Total stockholders' equity                                      147,489         193,118
                                                           ------------    ------------

Total liabilities and stockholders' equity                 $    623,781    $    691,659
                                                           ============    ============

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                              YEAR ENDED DECEMBER 31
                                                                    --------------------------------------------
                                                                        1998            1999            2000
                                                                    ------------    ------------    ------------
                                                                             (AS RESTATED, SEE NOTE 17)
OPERATING ACTIVITIES
Net income (loss)                                                   $      8,926    $    (90,532)   $     43,992
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
      Depreciation and amortization                                       11,342          15,034          14,142
       Amortization of debt discount                                       5,587           7,179           7,169
      Cumulative effect of accounting change, net of tax                      --          13,404              --
       Income tax benefits from exercise of stock options                  4,961           1,557           2,717
      Extraordinary gain on debt extinguishment, net of tax                   --              --          (9,988)
      Trading, restructuring and other unusual charges                    40,852          82,271           6,370
      Net investment gain                                                   (572)             --              --
      Minority interest and deferred taxes                                 3,680           1,102          (1,911)
      Changes in operating assets and
         liabilities, net of effects from acquisitions:
            Accounts receivable                                          (71,704)         17,930          10,732
            Inventories                                                  (64,568)          6,874         (87,799)
            Other operating assets                                        (2,302)         (6,164)            701
            Accounts payable and accrued expenses                         62,409          59,369          50,771
                                                                    ------------    ------------    ------------
Net cash provided (used) by operating activities                          (1,389)        108,024          36,896

INVESTING ACTIVITIES
Capital expenditures                                                     (30,120)        (13,716)        (14,664)
Sales of marketable securities, net of transaction costs                   3,263              --              --
Purchase acquisitions, net of cash acquired                              (48,978)         (5,608)         (6,215)
Decrease (increase) in funded contract financing receivables               5,842           6,065          (4,210)
Decrease (increase) in other assets                                      (21,974)            170             108
                                                                    ------------    ------------    ------------
Net cash used by investing activities                                    (91,967)        (13,089)        (24,981)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facility                     (37,713)        (62,998)          7,682
Repurchase of convertible notes                                               --              --         (29,329)
Net proceeds from issuance of convertible notes                          166,088              --              --
Proceeds from common stock issuances under employee stock
       option and purchase plans                                          11,861           5,082           6,724
                                                                    ------------    ------------    ------------
Net cash provided (used) by financing activities                         140,236         (57,916)        (14,923)

Effect of exchange rate changes on cash and cash equivalents                (293)         (1,286)         (2,535)
                                                                    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      46,587          35,733          (5,543)
Cash and cash equivalents at beginning of year                             2,941          49,528          85,261
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $     49,528    $     85,261    $     79,718
                                                                    ============    ============    ============

See accompanying notes.

ANALYSIS OF THE CONSOLIDATED BALANCE SHEETS AND
STATEMENTS OF CASH FLOWS - RESTATED
--------------------------------------------------------------------------------

(dollars in thousands)                                 1998            1999           2000
                                                   ------------    ------------   ------------
Working capital                                    $    350,645    $    259,749   $    266,578
Cash provided (used) by operating activities             (1,389)        108,024         36,896
Cash operating profit (EBITDA)                           72,021          55,047         83,407
Current ratio                                          2.79 : 1        2.06 : 1       1.89 : 1
Average days revenue in accounts receivable                  44              43             33
Average inventory turnover                                   10              12              9
Average days costs in accounts payable                       20              32             40
Cash conversion cycle days                                   61              41             34
                                                   ============    ============   ============

The Company has historically satisfied its working capital requirements principally through cash operating profit (also referred to as EBITDA and calculated as income from recurring operations plus depreciation and amortization expense), vendor financing, bank borrowings and the issuance of equity and debt securities. The Company believes that cash operating profit will be sufficient to continue funding its short-term capital requirements, however, significant changes in the Company's business model or expansion of operations in the future may require the Company to raise additional capital. The Company generated cash operating profit of approximately $72.03 million, $55.0 million and $83.4 million in 1998, 1999 and 2000, respectively. The increase in 2000 and the decrease in 1999 in cash operating profit resulted from the corresponding changes in income from recurring operations.

The increase in working capital in 2000 compared to 1999 is comprised primarily of the net effect of increases in inventories, accounts payable and accrued expenses and a decrease in accounts receivable. The decrease in working capital in 1999 compared to 1998 is comprised primarily of the net effect of decreases in accounts receivable, inventories and other current assets and an increase in accounts payable and accrued liabilities, partially offset by the increase in cash. These changes in working capital, particularly an increased level of inventories at December 31, 2000, and an unusually low level of inventories at December 31, 1999, caused by product shortages in the 1999 fourth quarter, resulted in a decrease in net cash provided by operating activities in 2000 when compared to 1999 and an increase in net cash provided by operating activities in 1999 when compared to 1998. These changes were partially offset by an increase in net income in 2000 compared to 1999 and a decrease in net income in 1999 compared to 1998.

Additionally, as of December 31, 2000, average days revenue in accounts receivable were approximately 33 days, compared to days revenue outstanding of approximately 43 and 44 days for 1999 and 1998, respectively. During 2000, average inventory turns were 9 times, compared to 12 times and 10 times in 1999 and 1998, respectively. Average days costs in accounts payable were 40 days for 2000, compared to 32 days and 20 days in 1999 and 1998, respectively. These changes combined to create a decrease in cash conversion cycle days to 34 days in 2000 from 41 days in 1999 and 61 days in 1998. The reduction in accounts receivable in 2000 was attributable to the successful acceleration of the Company's accounts receivable collection cycle, as well as sales or financing transactions of certain accounts receivable to financing organizations. These efforts have substantially reduced the amount of working capital required to fund the Company's accounts receivable. The increase in inventories and corresponding decrease in average inventory turns is due primarily to the lower-than-anticipated demand in the fourth quarter of 2000 for products in the United States and the significant shortage of products available in the fourth quarter of 1999 in certain markets in which the Company operates. The increase in other current assets is due primarily to an increase in the Company's contract financing activities. The 2000 increase in accounts payable is due primarily to increased cash management efforts and the establishment of longer payment terms with certain vendors.

At December 31, 2000, the Company's allowance for doubtful accounts was $6.5 million compared to $6.2 million at December 31, 1999, which the Company believed was adequate for the size and nature of its receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for 2000 and 1999. However, the Company incurred significant accounts receivable impairments in connection with its Restructuring Plan in 1999 because it ceased doing business in certain markets, significantly reducing the Company's ability to collect the related receivables. Also, the Company's accounts receivable are concentrated with network operators, agent dealers and mass retailers and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on the Company's liquidity and working capital position. In connection with its continued expansion, the Company intends to offer open account terms to additional customers, which subjects the Company to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. The Company seeks to minimize losses on credit sales by closely monitoring its customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

There were only minor increases in property and equipment and goodwill and other intangibles in 2000 compared to 1999 primarily because cash used for capital expenditures and acquisition activities were almost fully offset by current year depreciation and amortization expenses. The Company intends to invest an aggregate of between $40.0 and $50.0 million in capital expenditures (related primarily to information technology) over the next two years. The 2000 increase in other assets is comprised primarily of an increase in the gross amount of the Company's long-term deferred tax assets. The increase in net cash used by investing activities in 2000 as compared to 1999 is due primarily to increased funding of the Company's contract financing activity during 2000. The Company's investments in contract financing receivables are included as a component of "Other current assets" in the Consolidated Balance Sheets. The decrease in net cash used by investing activities in 1999 as compared to 1998 is primarily comprised of a reduction in the amounts of cash expended for acquisition activities, capital expenditures and other long-term investments.

The Company's long-term debt at December 31, 1999 and 2000, includes borrowings or permitted indebtedness under its $175 million senior secured revolving line of credit facility which was modified and restated on July 27, 1999 (the Facility). The Facility provides the Company, based upon a borrowing base calculation, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, range from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios. Many of the Company's assets are pledged as collateral for borrowings under the Facility and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could limit the Company's ability to implement its expansion plans. The Company is also subject to certain restrictive covenants as more fully described in Note 8 to the Consolidated Financial Statements.

The remainder of the Company's long-term debt is comprised of the Company's zero-coupon, subordinated, convertible notes (Convertible Notes) which have an aggregate principal amount at maturity of $380.0 million and $286.0 million ($1,000 face value per Convertible Note) at December 31, 1999 and 2000, respectively. The Convertible Notes are due in the year 2018, have a yield to maturity of 4.00% and are convertible into the Company's common stock at a rate of 19.109 shares per Convertible Note. On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 of the Convertible Notes. As of December 31, 2000, the Company had repurchased 94,000 of the Convertible Notes, with an aggregate accreted value as of the date of the repurchases of approximately $47.3 million. The Company realized a gain on these repurchases of approximately $16.6 million ($10.0 million, net of tax) that is recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations for 2000.

Subsequent to December 31, 2000, the Company completed its repurchase plan by acquiring an additional 36,000 of the Convertible Notes at prices ranging from $278 to $283 per Convertible Note. These transactions resulted in an extraordinary gain in 2001 of approximately $4.6 million ($0.09 per diluted share), net applicable income taxes and transaction costs.

Net cash used by financing activities in 2000 was primarily the result of these repurchases, partially offset by borrowings on the Company's line of credit and proceeds from the issuance of common stock pursuant to the Company's employee stock option and purchase plans. The repurchase of the Convertible Notes combined with cash operating profit generated in 2000 resulted in improvements in the Company's leverage, as Long-term debt to EBITDA decreased to 2.4 to 1 at the end of 2000 from 4.2 to 1 at the end of 1999. The net cash used by financing activities in 1999 was primarily the result of payments on the Company's line of credit, partially offset by proceeds from the exercise of stock options. The net cash provided by financing activities in 1998 was primarily due to $166.1 million generated from the issuance of the Convertible Notes and $11.9 million of proceeds generated from the exercise of stock options partially offset by $37.7 million of net principal reductions on the Company's line of credit.

The increase in shareholders' equity from 1999 to 2000 of $45.6 million resulted from net income in 2000 of $44.0 million and funds generated from the exercise of stock options of $9.4 million, partially offset by an increase in accumulated other comprehensive loss of $7.8 million. The increase in accumulated other comprehensive loss was primarily the result of foreign currency translation adjustments, due particularly to the strengthening of the U.S. Dollar in 2000. These adjustments are recorded in accumulated other comprehensive income (loss) when the Company translates its foreign currency denominated assets and liabilities to the U.S. Dollar at the end of each accounting period.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED, SEE NOTE 17)
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                              ADDITIONAL  RETAINED       OTHER           TOTAL       ACCUMULATED
                                                      COMMON    PAID-IN   EARNINGS   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                                       STOCK    CAPITAL   (DEFICIT)  INCOME (LOSS)       EQUITY      INCOME (LOSS)
                                                      ------  ----------  ---------  -------------   -------------   -------------

Balance at January 1, 1998                            $  504  $  160,387  $ 42,891   $      (4,491)  $     199,291
1998 Activity:
   Net income                                             --          --     8,926              --           8,926   $       8,926
   Other comprehensive income (loss):
     Currency translation of foreign investments          --          --        --          (3,514)         (3,514)         (3,514)
     Unrealized loss on derivatives, net of tax
       benefit                                            --          --        --            (762)           (762)           (762)
     Reclassification of marketable securities
       losses, net of income tax benefit of $49           --          --        --              74              74              74
   Exercise of stock options and related income
       tax benefit                                        19      16,803        --              --          16,822
   Purchase acquisitions                                   5       7,176        --              --           7,181
                                                      ------  ----------  --------   -------------   -------------   -------------
Balance at December 31, 1998                             528     184,366    51,817          (8,693)        228,018   $       4,724
                                                                                                                     =============
1999 Activity:
   Net loss                                               --          --   (90,532)             --         (90,532)  $     (90,532)
   Other comprehensive income (loss):
     Currency translation of foreign
       investments                                        --          --        --         (10,750)        (10,750)        (10,750)
     Unrealized gain on derivatives, net of
       income tax                                         --          --        --             817             817             817
   Exercise of stock options and related income
       tax benefit                                         8       6,631        --              --           6,639
   Purchase acquisition                                   11      13,286        --              --          13,297
                                                      ------  ----------  --------   -------------   -------------   -------------
Balance at December 31, 1999                             547     204,283   (38,715)        (18,626)        147,489   $    (100,465)
                                                                                                                     =============
2000 ACTIVITY:
   NET INCOME                                             --          --    43,992              --          43,992   $      43,992
   OTHER COMPREHENSIVE INCOME (LOSS):
     CURRENCY TRANSLATION OF FOREIGN
       INVESTMENTS                                        --          --        --          (7,939)         (7,939)         (7,939)
     UNREALIZED GAIN ON DERIVATIVES, NET OF
       INCOME TAX                                         --          --        --             134             134             134
   COMMON STOCK ISSUED IN CONNECTION WITH
       EMPLOYEE STOCK OPTION AND PURCHASE
       PLANS AND RELATED INCOME TAX BENEFIT               11       9,431        --              --           9,442
                                                      ------  ----------  --------   -------------   -------------   -------------
BALANCE AT DECEMBER 31, 2000                          $  558  $  213,714  $  5,277   $     (26,431)  $     193,118   $      36,187
                                                      ======  ==========  ========   =============   =============   =============

See accompanying notes.

FINANCIAL MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

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

The Company is exposed to changes in interest rates on its variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2000 would have resulted in only a nominal increase in interest expense as well as a nominal increase in the fair value of the Company's interest rate swaps at December 31, 2000.

A substantial portion of the Company's revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

The Company's foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. The Company's hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would have resulted in a decrease in results of operations of approximately $3.4 million for 2000. The same adverse change in exchange rates would have resulted in a $7.5 million increase in the fair value of the Company's cash flow and net investment hedges open at December 31, 2000. The majority of this fair value increase would offset currency devaluations from translating the Company's foreign investments from functional currencies to the U.S. Dollar. The Company's sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of its products sold or services provided. Actual results may differ materially from those discussed above. For further discussion see Note 11 to the Consolidated Financial Statements entitled "Derivative Financial Instruments."

Certain of the Company's foreign entities are located in countries that are members of the European Union (EU) and, accordingly, have adopted the Euro, the EU's new single currency, as their legal currency effective January 1, 1999. From that date, the Euro has been traded on currency exchanges and available for noncash transactions. Local currencies remain legal tender until December 31, 2001 at which time participating countries will issue Euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies. During 2000, the Company's operations that are located in EU countries (France, Germany, Ireland and the Netherlands) have transacted business in both the Euro and their local currency as appropriate to the nature of the transaction under the EU's "no compulsion, no prohibition principle." The Company has made significant investments in information technology in Europe and has experienced no significant information technology or operational problems as a result of the Euro conversion. In addition, the Company continues to evaluate the effects on its business of the Euro conversion for the affected operations and believes that the completion of the Euro conversion during 2001 and 2002 will not have a material effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the 1998 and 1999 Consolidated Financial Statements have been reclassified to conform to the 2000 presentation. In the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Costs. The consensus required, among other provisions, that shipping and handling costs that are billed to customers be classified as revenue beginning in the fourth quarter of 2000, consistent with the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Previously, the Company classified freight costs billed to its customers as an offset to the corresponding freight expense included in cost of revenue. In the fourth quarter of 2000, the Company reclassified these amounts to revenue and applied the reclassification retroactively to all periods presented. The reclassification did not affect income from operations, net income or earnings per share. All amounts in this Annual Report reflect the retroactive application of the required reclassification.

Beginning in the third quarter of 2000 and applied retroactively to all periods presented, the Company classifies i) net foreign currency exchange gains and losses, ii) gains and losses on sales of marketable securities and iii) net gains and losses on the sale of assets in a separate line item entitled "Other (income) expenses" in the Consolidated Statements of Operations. The individual amounts reclassified were not significant.

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

REVENUE RECOGNITION

Revenue is recognized when wireless equipment is sold and shipped or when the Company's integrated logistics services have been rendered. In arrangements where the Company both sells wireless equipment and provides integrated logistics services, revenue is recognized separately for these functions and the Company consistently applies the above criteria. In certain circumstances the Company manages and distributes wireless equipment and prepaid recharge cards on behalf of various network operators and assumes little or no product risk. The Company records revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions.

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

CONCENTRATIONS OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to network operators, agents, resellers, dealers and retailers in the wireless telecommunications and data industry and are dispersed throughout the world, including North America, Asia and the Pacific Rim, Europe, the Middle East, Africa and Latin America. No customer accounted for 10% or more of the Company's 1998, 1999 or 2000 revenue. The Company performs ongoing credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company generally requires no collateral from its customers to secure trade accounts receivable.

The Company is dependent primarily on equipment manufacturers for its supply of wireless telecommunications and data equipment. Products sourced from the Company's three largest suppliers accounted for approximately 79%, 75% and 79% of product purchases in 1998, 1999 and 2000, respectively. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory, however, the Company has periodically experienced inadequate supply from certain handset manufacturers.

INVENTORIES

Inventories consist of wireless handsets and accessories and are stated at the lower of cost (first-in, first-out method) or market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 1999 and 2000, of cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and the Company's revolving credit facility approximate their fair values. See Note 8 - Long-term Debt for disclosure of the fair value of the Company's Convertible Notes.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are stated at cost and depreciated over the lease term of the associated property. Maintenance and repairs are charged to expense as incurred.

GOODWILL

Purchase price in excess of the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis over 30 years. Amortization charged to operations was $2.7 million, $2.5 million and $2.5 million in 1998, 1999 and 2000, respectively. Goodwill as reflected in the Consolidated Balance Sheets is presented net of accumulated amortization of $4.5 million and $6.7 million at December 31, 1999 and 2000, respectively. The carrying amount of goodwill is regularly reviewed for indications of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the economic or competitive environments in which the Company operates, profitability and cash flow. If facts and circumstances suggest that a subsidiary's net assets are impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the operation approximating fair value.

FOREIGN CURRENCY TRANSLATION

The functional currency for most of the Company's foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. Dollar at average exchange rates in effect during the year and assets and liabilities denominated in foreign currencies are translated to the U.S. Dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as "Other (income) expenses." Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. Dollar are included as a component of accumulated other comprehensive loss in stockholders' equity.

INCOME TAXES

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options, stock warrants and the Convertible Notes described in Note 10 to the Consolidated Financial Statements.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 1998, 1999 and 2000 (in thousands, except per share data) as restated (see Note 17 to the Consolidated Financial Statements):

                                                                             YEAR ENDED DECEMBER 31
                                                                       1998          1999           2000
                                                                   ------------  ------------   ------------

Income (loss) before accounting change and
   extraordinary gain                                              $      8,926  $    (77,128)  $     34,004
Cumulative effect of accounting change, net of tax                           --       (13,404)            --
Extraordinary gain on debt extinguishment, net of tax                        --            --          9,988
                                                                   ------------  ------------   ------------
Net income (loss)                                                  $      8,926  $    (90,532)  $     43,992
                                                                   ============  ============   ============

Basic:
   Weighted average shares outstanding                                   52,818        53,290         55,461
                                                                   ============  ============   ============

   Per share amount:
        Income (loss) before accounting change and
             extraordinary gain                                    $       0.17  $      (1.45)  $       0.61
       Cumulative effect of accounting change, net of tax                    --         (0.25)            --
       Extraordinary gain on debt extinguishment, net of tax                 --            --           0.18
                                                                   ------------  ------------   ------------
       Net income (loss)                                           $       0.17  $      (1.70)  $       0.79
                                                                   ============  ============   ============

Diluted:
   Weighted average shares outstanding                                   52,818        53,290         55,461
   Net effect of dilutive stock options and stock
        warrants-based on the treasury stock method using
        average market price                                                665            --            644
                                                                   ------------  ------------   ------------
   Total weighted average shares outstanding                             53,483        53,290         56,105
                                                                   ============  ============   ============

    Per share amount:
       Income (loss) before accounting change and
             extraordinary gain                                    $       0.17  $      (1.45)  $       0.60
       Cumulative effect of accounting change, net of tax                    --         (0.25)            --
       Extraordinary gain on debt extinguishment, net of tax                 --            --           0.18
                                                                   ------------  ------------   ------------
       Net income (loss)                                           $       0.17  $      (1.70)  $       0.78
                                                                   ============  ============   ============

STOCK OPTIONS

The Company uses the intrinsic value method to account for stock options. Under this method, no compensation expense has been recognized for stock options granted to employees. In March of 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company's application of the provisions of this Interpretation commenced on July 1, 2000 (the effective date of the Interpretation), and did not have a material effect on its financial statements.

COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on available-for-sale securities, unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. At December 31, 1999 and 2000, accumulated other comprehensive loss was comprised primarily of cumulative foreign currency translation adjustments totaling $18.6 million and $26.6 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). On July 1, 1998, the Company adopted SFAS No. 133 and such adoption did not have a material impact on the Company's results of operations or stockholders' equity.

The Company records all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, the Company designates the derivative as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (iii) a hedge of a net investment in a foreign operation (net investment hedge).

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the statement of operations by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income (loss). For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account, which is also included in other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or the forecasted transactions are realized. The impact of ineffective hedges is recognized in results of operations in the periods in which the hedges are deemed to be ineffective.

OPERATING SEGMENTS

The Company's operations are divided into four separately managed segments. See additional information on Operating Segments on pages A-7 and A-8.

2. TRADING, RESTRUCTURING AND OTHER UNUSUAL CHARGES

2000

In 2000, the Company consolidated four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million ($4.2 million after applicable taxes or $0.07 per diluted share) and was comprised of approximately $3.2 million in non-cash fixed asset disposals and $3.8 million in moving, lease termination and other costs paid or to be paid in cash. As a result of the actions discussed above, the Company had approximately $3.0 million in facility consolidation reserves at December 31, 2000, and no significant adjustments or revisions to the charge are anticipated in future periods.

1999

In 1999, the Company implemented a broad Restructuring Plan eliminating or restructuring identified non-performing business activities and improving the Company's cost structure. The Restructuring Plan was approved by the Company's Board of Directors on June 30, 1999, and included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and cost reduction initiatives in selected operating subsidiaries and its regional and corporate operations. In total, the Restructuring Plan resulted in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's operating divisions outside of North America.

As a result of actions taken in accordance with the Restructuring Plan, the Company recorded restructuring and other unusual charges totaling approximately $81.6 million in 1999 and 2000 as follows (in millions):

Non-cash charges:
   Impairment of goodwill and investments in joint operations      $       38.4
   Impairment of accounts receivable and inventories of
      restructured operations                                              14.7
   Impairment of accounts receivable related to elimination
      of sales to other distributors                                        8.0
   Impairment of fixed assets                                               7.1
   Write-off of deferred tax assets                                         3.5
   Write-off of cumulative foreign currency translation
      adjustments                                                           1.8
   Other                                                                    2.2
                                                                   ------------
                                                                           75.7
                                                                   ------------
Cash charges:
   Employee termination costs                                               3.2
   Lease termination costs                                                  1.0
   Other exit costs                                                         1.7
                                                                   ------------
                                                                            5.9
                                                                   ------------
                                                                   $       81.6
                                                                   ============

The Company's execution of the Restructuring Plan has been substantially completed and no further revisions or adjustments to these charges are expected in future periods. The aforementioned charges and related adjustments have been recorded within the following captions in the Consolidated Statements of Operations for 1999 and 2000 (in millions):

                                                           YEAR ENDED DECEMBER 31
                                                        ---------------------------
                                                            1999           2000
                                                        ------------   ------------
Cost of revenue                                         $        9.6   $         --
Selling, general and administrative expenses                     5.2             --
Trading, restructuring and other unusual charges                63.9           (0.6)
Income taxes                                                     3.5             --
                                                        ------------   ------------
                                                        $       82.2   $       (0.6)
                                                        ============   ============

At December 31, 2000, the Company had no significant reserves or assets held for disposal related to the 1999 Restructuring Plan.

1998

The Company recorded non-recurring and unusual charges totaling approximately $17.7 million ($13.8 million net of related tax benefits) in 1998 related to the elimination of its trading division. The Company decided to cease its trading activities primarily because (i) those activities were not consistent with its strategy of emphasizing relationships with wireless equipment manufacturers and network operators, (ii) the margins earned on the trading activities were rapidly decreasing and (iii) the Company had increasing concerns about the business practices of many trading companies. Also, as more fully discussed above and in Note 17 to the Consolidated Financial Statements, during the fourth quarter of 1998, the Company purchased an insurance policy that provided coverage for both prospective and retroactive occurrences. The retroactive occurrences related primarily to losses the Company had sustained in connection with its closure of the trading division. Consequently, the Company recorded a charge of approximately $15.1 million during the fourth quarter of 1998 related to premium expense for this policy.

The trading charges consisted of the following (in thousands):

Retroactive insurance policy premium expense                                    $   15,103
Impairment of trading accounts receivable                                            9,652
Impairment of inventory prepayments and trading-related inventory losses             5,117
Losses upon liquidation of trading inventories                                       1,484
Legal and professional fees                                                            894
Employee termination costs                                                             602
                                                                                ----------
                                                                                $   32,852
                                                                                ==========

The impairment in receivables resulted from actions necessary to discontinue the trading division and the Company's emphasis on its in-country presence in the regions in which those customers operate. The development of in-country resources and the elimination of the Company's trading activities severely harmed the businesses of many of the Company's trading customers, thereby impairing amounts due from those customers. The impairment of inventory prepayments and trading related inventory losses were primarily the result of certain inappropriate business activities carried out by individuals and third-party trading companies in 1998 that were inconsistent with the best interests of the Company. These losses were net of $11.9 million of estimated insurance recoveries. The losses on the liquidation of trading inventories were incurred upon subsequent disposal of on-hand quantities earmarked specifically for trading activities. The legal and professional fees included legal advice related to employee terminations as well as investigation costs into the aforementioned inappropriate activities. The termination costs were incurred to terminate all trading division employees.

In addition to the charges related to exiting the trading business noted above, the Company also recorded other non-recurring charges in 1998 totaling $8.0 million ($6.1 million net of related tax benefits) which were the result of impairments in the value of assets resulting from the Company's elimination of other distributors from the Company's supply and sales channels. The assets determined to be impaired include accounts receivable generated by sales to other distributors and supplier credits related to the purchase of products for these channels. Both classes of assets were determined by the Company to have lost significant value upon termination of the related business relationships as the Company deliberately shifted its focus from significant sales to other distributors to direct in-country relationships with network operators and their representatives.

These non-recurring and unusual charges are recorded in the Company's restated Consolidated Statements of Operations as follows (in millions):

Cost of revenue                                          $      9.3
Selling, general and administrative expenses                   28.0
Trading, restructuring and other unusual charges                3.6
                                                         ----------
                                                         $     40.9
                                                         ==========

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-up Activities (SOP 98-5), which requires that such costs (as broadly defined in the Statement) be expensed as incurred. SOP 98-5 became effective for years beginning after December 15, 1998, and the initial application must be reported as the cumulative effect of a change in accounting principle. The Company's application of SOP 98-5 in the first quarter of 1999 resulted in the recording of a cumulative effect of a change in accounting principle of approximately $13.4 million, net of the applicable income tax benefit of $6.2 million. This charge represents the unamortized portion of previously capitalized organization, start-up, pre-operating and integrated logistics services contract implementation costs primarily incurred as a part of the Company's in-country expansion and long-term contract activities from 1996 through 1998. The Company believes that the ongoing application of SOP 98-5 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. ACQUISITIONS AND DIVESTITURES

2000

In December of 2000, the Company acquired Advanced Portable Technologies Pty Ltd located in Sydney, Australia, a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $0.9 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $1.3 million based upon the future operating results of the business over the next three years. Goodwill of approximately $1.0 million resulted from this acquisition.

1999

During 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services in the wireless communications industry in Brazil. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and remaining contingent cash consideration of up to $15.0 million based upon the future operating results of the Company's Brazilian operations over the five years following the acquisition. Goodwill of approximately $5.0 million resulted from this acquisition. In addition, the Company completed the sale of WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom. The Company had previously accounted for the estimated loss on the sale of this business as a part of the purchase price in its 1998 acquisition of WAVETech Limited. The impact of the ultimate divestiture of this business did not result in a material adjustment to the goodwill originally recorded.

1998

During 1998, the Company made acquisitions of businesses located in Brazil, France, Germany, Mexico, the Netherlands, New Zealand, Poland, Taiwan, the United Kingdom, and the United States. Each of these transactions was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of each business from the effective date of its acquisition. The aggregate purchase price for these businesses consisted of 1,431,468 unregistered shares of the Company's common stock valued at $19.4 million, $37.6 million in cash, and the assumption of certain liabilities. Goodwill of $61.1 million resulted from these acquisitions.

The impact of these acquisitions was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

5. ACCOUNTS RECEIVABLE TRANSFERS

During 2000, the Company entered into certain transactions with respect to a portion of its accounts receivable with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB No. 125). Net funds received from the sales of accounts receivable during 2000 totaled $149.3 million (7.6% of revenues). Fees, in the form of discounts, incurred in connection with these sales totaled $2.6 million and were recorded as losses on the sale of assets which are included as a component of "Other (income) expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

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

6. NET INVESTMENT GAIN

During 1998, the Company realized a gain on the sale of a marketable equity security. The net gain after related transaction costs was approximately $0.6 million ($0.3 million net of tax) and is included as a component of "Other (income) expenses" in the Consolidated Statements of Operations.

At December 31, 1999 and 2000, the Company had no investments in marketable equity securities.

7. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                          DECEMBER 31
                                                  --------------------------
                                                      1999          2000
                                                  ------------  ------------

Furniture and equipment                           $     13,976  $     16,383
Information systems equipment and software              37,923        43,565
Leasehold improvements                                   6,497         7,858
                                                  ------------  ------------
                                                        58,396        67,806
Less accumulated depreciation                           22,146        31,043
                                                  ------------  ------------
                                                  $     36,250  $     36,763
                                                  ============  ============

Depreciation expense charged to operations was $8.6 million, $12.5 million and $11.6 million in 1998, 1999 and 2000, respectively.

8. LONG-TERM DEBT

On July 27, 1999, the Company amended and restated its five-year senior secured revolving line of credit facility (the Facility) with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). The Facility, subject to various restrictions, allows for borrowings of up to $175 million, matures in June 2002, and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50%, or (ii) the rate at which deposits in United States Dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio defined in the Facility) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled.

At December 31, 2000, there was approximately $48.9 million outstanding under the Facility, all of which was denominated in foreign currencies, at interest rates ranging from 5.9% to 8.2% (a weighted average rate of 6.8%). In addition, there was an aggregate of $39.7 million in letters of credit issued.

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness. Funding under the Facility is limited by an asset coverage test, which is measured monthly. As of December 31, 2000, available funding under the Facility was approximately $22.0 million. In addition to certain net worth and other financial covenants, the Company's Facility limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation or selling portions of its assets.

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan (denominated in China's local currency, the Renminbi) with China Construction Bank Guangzhou Economic Technological Development District Branch (China Construction Bank). In December 2000, the Company renewed and revised its agreement with China Construction Bank. The revised agreement has an initial maturity in May 2001 and increased available advances from $4.8 million to $8.5 million. At December 31, 2000, there was approximately $4.8 million outstanding pursuant to the loan agreement at an interest rate of 5.9%. The loan is supported by a stand-by letter of credit of $5.0 million which was issued under the Facility. In addition, upon maturity the Company intends to renew this loan with the lender or replace it with funding from the Facility. The loan prohibits the borrower from making various changes in its ownership structure.

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 of the Convertible Notes. The Company and the Banks amended the Facility on October 27, 2000, to allow the Company to execute such repurchases and to modify its leverage ratio covenant upon completion of the repurchases. As of December 31, 2000, the Company had repurchased 94,000 of the Convertible Notes. The Company realized a gain on these repurchases of approximately $16.6 million ($10.0 million, net of tax) that is recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations. At December 31, 2000, the Convertible Notes had an accreted value of $145 million and an estimated fair market value of approximately $79 million based on their quoted market price.

Subsequent to December 31, 2000, the Company completed its repurchase plan by acquiring an additional 36,000 of the Convertible Notes at prices ranging from $278 to $283 per Convertible Note. These transactions resulted in an extraordinary gain in 2001 of approximately $4.6 million ($0.09 per diluted share), net applicable income taxes and transaction costs.

On October 31, 2001, the Company cancelled and replaced the Facility with a new revolving credit facility which matures in October 2004. The new facility provides availability of up to $80 million, subject to borrowing base calculations and other limitations. Interest payments for 1998, 1999 and 2000 were approximately $5.4 million, $6.7 million and $2.9 million, respectively.

9. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes, minority interest, accounting change and extraordinary gain, by tax jurisdiction, is comprised of the following (in thousands):

                             Year ended December 31
                        1998           1999           2000
                    ------------   ------------   ------------

United States       $      4,213   $    (14,046)  $      3,963
Foreign                   11,092        (50,010)        45,463
                    ------------   ------------   ------------
                    $     15,305   $    (64,056)  $     49,426
                    ============   ============   ============

The reconciliation for 1998, 1999 and 2000 of income tax expense computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                    1998          1999          2000
                                                                 ----------    ----------    ----------
Tax at U.S. federal statutory rate                                     35.0%         35.0%         35.0%
State and local income taxes, net of U.S. federal benefit               4.2          (0.6)          1.0
Foreign sales corporation and foreign taxes                            (0.3)        (53.0)         (7.4)
Other                                                                   3.8          (2.0)          2.6
                                                                 ----------    ----------    ----------
                                                                       42.7%        (20.6)%        31.2%
                                                                 ==========    ==========    ==========

The Company's effective tax rate for 1999, excluding the effect of non-recurring operations and non-recurring charges, would have been 42% based on income before taxes and minority interest. Due to the elimination of certain operations in 1999, the related tax benefits on losses generated within those operations during 1999 and prior years will not be realized through the application of net operating loss carryforwards in future periods. Consequently, the Company provided for tax expense in 1999 based on recurring operations income before income taxes of $27.4 million and the rates applicable to its recurring operations which had effective tax rates of 29% and 42% in 1998 and 1999, respectively. The Company also recognized the impairment of tax benefits recognized in prior periods for operations eliminated as a part of the Restructuring Plan.

Significant components of the provision for income taxes are as follows (in thousands):

                        1998           1999           2000
                    ------------   ------------   ------------
Current:
   Federal          $        608   $      3,200   $      5,581
   State                     314            646            879
   Foreign                 6,459          7,240          9,989
                    ------------   ------------   ------------
                           7,381         11,086         16,449
                    ------------   ------------   ------------
Deferred:
   Federal                   902           (690)          (761)
   State                     525           (492)          (347)
   Foreign                (2,278)         3,261             78
                    ------------   ------------   ------------
                            (851)         2,079         (1,030)
                    ------------   ------------   ------------
                    $      6,530   $     13,165   $     15,419
                    ============   ============   ============

Components of the Company's net deferred tax asset after valuation allowance are as follows (in thousands):

                                                                 DECEMBER 31
                                                         ---------------------------
                                                             1999           2000
                                                         ------------   ------------
Deferred tax assets:
   Current:
      Capitalization of inventory costs                  $        545   $      1,598
      Allowance for doubtful accounts                           1,205          1,282
      Accrued liabilities and other                             4,298          3,773
   Noncurrent:
      Other long-term investments                               2,083          4,244
      Net operating losses and other carryforwards              7,026         14,290
                                                         ------------   ------------
                                                               15,157         25,187
   Valuation allowance                                         (5,800)       (13,938)
                                                         ------------   ------------
                                                                9,357         11,249
Deferred tax liabilities:
   Noncurrent:
      Depreciation                                               (642)          (269)
      Other assets                                             (3,846)        (5,081)
                                                         ------------   ------------
                                                               (4,488)        (5,350)
                                                         ------------   ------------
                                                         $      4,869   $      5,899
                                                         ============   ============

Income tax payments were $5.9 million, $4.1 million and $5.6 million in 1998, 1999 and 2000, respectively.

At December 31, 2000, the Company had net operating loss carryforwards of $46.0 million, of which approximately $26.7 million have no expiration date. The remaining foreign net operating loss carryforwards expire through the year 2008.

Undistributed earnings of the Company's foreign operations were approximately $11.3 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. tax liability.

10. STOCKHOLDERS' EQUITY

All references in the financial statements related to share amounts, per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect stock splits.

The Company has a Stockholders' Rights Agreement, commonly known as a "poison pill," which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company's capital stock, other stockholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquiror's) common stock at 50% of its then market value.

The Company has authorized 1.0 million shares of preferred stock which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.

STOCK OPTION PLANS

The Company has three fixed stock option plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.

The Company maintains the 1994 Stock Option Plan whereby employees of the Company and others are eligible to be granted incentive stock options or non-qualified stock options. Under this plan there are 10.5 million common shares reserved for issuance of which 6.7 million and 6.4 million were authorized but unissued at December 31, 1999 and 2000, respectively. The Company also maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Under this plan there are 3.8 million common shares reserved for issuance of which 2.3 million and 1.7 million were authorized but unissued at December 31, 1999 and 2000, respectively. For both plans, a committee of the Board of Directors determines the time or times at which the options will be granted, selects the employees or others to whom options will be granted and determines the number of shares covered by each option, as well as the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms of the option.

The Company also maintains the Non-Employee Directors Stock Option Plan whereby non-employee directors are eligible to be granted non-qualified stock options. Under this plan there are 937,500 common shares reserved for issuance of which 594,375 and 524,375 were authorized but unissued at December 31, 1999 and 2000, respectively. Options to purchase 10,000 shares of common stock are granted to each newly elected non-employee director and, on the first day of each year, each individual elected and continuing as a non-employee director receives an option to purchase 4,000 shares of common stock.

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 1998 through 2000 is as follows:

                                               1998                            1999                              2000
                                  -------------------------------  -------------------------------  -------------------------------
                                                      Weighted                         Weighted                         WEIGHTED
                                                       Average                          Average                          AVERAGE
                                                      Exercise                         Exercise                         EXERCISE
                                      Shares           Price           Shares           Price           SHARES            PRICE
                                  --------------   --------------  --------------   --------------  --------------   --------------
Options outstanding,                   7,063,586   $         8.36       6,685,348   $         9.87       6,590,220   $         9.42
   beginning of year
Options granted                        2,893,500            12.40       1,531,500             8.35       2,270,300            10.70
Options exercised                     (1,855,568)            6.46        (710,462)            7.31      (1,065,258)            6.22
Options canceled                      (1,416,170)           12.57        (916,166)           11.85        (453,459)           10.51
                                  --------------   --------------  --------------   --------------  --------------   --------------
Options outstanding,
   end of year                         6,685,348   $         9.87       6,590,220   $         9.42       7,341,803   $        10.21
                                  ==============   ==============  ==============   ==============  ==============   ==============
Options exercisable,
   end of year                         2,147,506   $         7.62       3,356,083   $         8.85       3,654,372   $        10.17
                                  ==============   ==============  ==============   ==============  ==============   ==============

Option price range at end
   of year                                  $1.33-$17.50                     $3.84-$19.06                    $3.50-$19.06
Option price range for
   exercised shares                         $1.33-$11.20                     $1.33-$13.00                    $3.84-$11.20
Options available for grant
   at year end                                 1,353,462                        3,038,129                       1,221,288
Weighted average fair value
   of options granted during
   the year                                 $       4.96                     $       3.81                    $       5.09

The following table summarizes information about the fixed price stock options outstanding at December 31, 2000.

                                           Weighted
                            Number          Average                           Number           Exercisable
                        Outstanding at     Remaining         Weighted      Outstanding at        Weighted
    Range of             December 31,     Contractual         Average       December 31,          Average
 Exercise Prices             2000            Life         Exercise Price        2000          Exercise Price
------------------      --------------    -----------     --------------   --------------     --------------
$  3.50 -  $  6.00         1,209,499        4 years          $    4.53          269,853           $   4.30
$  6.23 -  $  8.50         1,727,086        3 years          $    6.87        1,447,429           $   6.76
$  8.81 -  $ 14.25         2,285,718        4 years          $   10.66        1,121,419           $  12.28
$ 14.38 -  $ 19.06         2,119,500        3 years          $   15.68          815,671           $  15.27

Disclosure of pro forma information regarding net income and earnings per share is required to be presented as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1998         1999         2000
                                          ----------   ----------   ----------
Risk-free interest rate                         5.33%        6.10%        5.46%
Dividend yield                                  0.00%        0.00%        0.00%
Expected volatility                              .67          .69          .72
Expected life of the options (years)            2.42         2.67         2.76

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock warrants (discussed below) are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income for 1998 and 1999 may not be representative of compensation expense in future years (including 2000), when the effect of amortization of multiple awards would be reflected in pro forma net income. The Company's pro forma information giving effect to the estimated compensation expense related to stock options and warrants is as follows (in thousands, except per share data):

                                                          1998          1999           2000
                                                      ------------  ------------   ------------
Pro forma net income (loss)                           $      1,112  $    (95,066)  $     39,019
Pro forma net income (loss) per share (diluted)       $       0.02  $      (1.78)  $       0.70

STOCK WARRANTS

In connection with its acquisition of Cellular Trading 3, CA in Venezuela, the Company issued to a principal of the seller warrants to purchase up to 200,000 shares of common stock at $15.44 per share. These warrants became exercisable in 2000 and expire in 2002, however, no shares have been exercised to date.

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's shareholders approved the 1999 Brightpoint, Inc. Employee Stock Purchase Plan (ESPP). The ESPP, available to substantially all employees of the Company, is designed to comply with Section 423 of the Internal Revenue Code for employees living in the United States and eligible employees may authorize payroll deductions of up to 10% of their monthly salary to purchase shares of the Company's common stock at 85% of the lower of the fair market value as of the beginning and ending of each month. Each employee is limited to a total monthly payroll deduction of $2,000 for ESPP purchases. The Company reserved 2,000,000 shares for issuance under the ESPP. During 1999 and 2000, employees made contributions to the ESPP to purchase 1,428 and 56,811 shares, respectively, at a weighted-average price of $9.08 and $5.76 per share, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into derivative contracts to hedge forecasted future cash flows and net investments in foreign operations. The Company utilizes interest rate swaps to hedge interest rate risk on its multi-currency borrowings and forward exchange contracts with maturities generally less than twelve months to hedge a portion of its forecasted transactions. The Company utilizes borrowings on its multi-currency credit facility to hedge a portion of its foreign net investments. The fair value of the Company's foreign currency forward contracts by currency and hedge designation recorded as liabilities was as follows at December 31, 1999 and 2000 (in thousands):

                                    1999                          2000
                         ----------------------------  ---------------------------
                          Cash Flow    Net Investment   CASH FLOW    NET INVESTMENT
                         ------------  --------------  ------------  --------------
Euro                     $       (407)  $     (2,489)  $       (291)  $     (3,819)
Hong Kong Dollar                  285             --            (18)            --
Swedish Krona                      --           (543)            --         (1,207)
Australian Dollar                  --            511             --         (1,425)
                         ------------   ------------   ------------   ------------
                         $       (122)  $     (2,521)  $       (309)  $     (6,451)
                         ------------   ------------   ------------   ------------

From July 1, 1998 (the date of adoption of SFAS No. 133) through December 31, 2000, gains and losses recognized in earnings on cash flow hedges and the gains and losses from net investments hedges included as a component of accumulated other comprehensive loss in stockholders' equity have not been significant.

12. LEASE ARRANGEMENTS

The Company leases its office and warehouse/distribution space as well as certain furniture and equipment under operating leases. Total rent expense for all operating leases was $7.1 million, $10.1 million and $11.5 million for 1998, 1999 and 2000, respectively.

The aggregate future minimum payments on the above leases are as follows (in thousands):

YEAR ENDING
DECEMBER 31
-----------
2001                  $     10,594
2002                         8,483
2003                         7,606
2004                         6,988
2005                         6,047
THEREAFTER                  59,797
                      ------------
                      $     99,515
                      ============

The commitments above include approximately $4.5 million in aggregate facility lease payments for the years 2001 through 2005 and approximately $0.9 million payable in 2006 that relate to the Company's former North America headquarters and main distribution center in Indianapolis. The Company is currently attempting to sublease this facility.

13. EMPLOYEE SAVINGS PLAN

The Company maintains an employee savings plan which permits employees based in the United States with at least four months of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions, up to 6% of each employee's salary, in Company common stock. In connection with the required match, the Company's contributions to the Plan were $0.1 million, $0.2 million and $0.2 million in 1998, 1999 and 2000, respectively.

14. FOREIGN CURRENCY DEVALUATION

On January 13, 1999, the Brazilian government allowed the value of its currency, the Real, to float freely against other currencies. Between that date and December 31, 1999, the Real's exchange rate to the U.S. Dollar declined significantly. During 1999, the average exchange rate for the Real was approximately 36.5% lower than the average exchange rate in 1998. As most of the Company's transactions in Brazil are Real-denominated, translating the results of operations of the Company's Brazilian subsidiary into U.S. Dollars at devalued exchange rates resulted in a lower contribution to consolidated revenues and operating income in 1999. Based on the exchange rates on December 31, 1999, the Company's currency translation of the foreign investment in its Brazilian subsidiary from the Real (functional currency) to the U.S. Dollar resulted in a devaluation of approximately $5.7 million. Currency translation adjustments resulting from translating assets and liabilities from the functional currency to the U.S. Dollar are included as a component of other comprehensive loss in stockholders' equity. Valuation changes in the Real during 2000 were not significant.

15. CONTINGENCIES (UNAUDITED)

Various lawsuits, claims and proceedings have been or may be asserted against the Company in the normal course of business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position.

The Company and certain of its executive officers, two of whom are also directors, were named as defendants in four actions filed in June and July 1999, in the United States District Court for the Southern District of Indiana. These actions were subsequently consolidated by the court into a single action. The action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Exchange Act, based on allegations that false and misleading statements were rendered and/or statements were omitted concerning the Company's then current and future financial condition and business prospects. The action involves a purported class of purchasers of the Company's common stock during the period October 2, 1998 through March 10, 1999. The Company and the individual defendants filed a motion to dismiss the action. The court granted that motion on March 29, 2001. The plaintiffs have until April 26, 2001, to file a motion seeking leave to amend their complaint. If they do not do so, the court will enter final judgment dismissing the case. The outcome of any litigation is uncertain and it is possible that an unfavorable decision could have a material adverse effect on the Company's financial position, results of operations or cash flows.

16. QUARTERLY RESULTS OF OPERATIONS - RESTATED (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2000                                         FIRST         SECOND        THIRD         FOURTH
----                                      ------------  ------------  ------------  ------------
REVENUE                                   $    477,772  $    461,810  $    517,360  $    520,069
GROSS PROFIT                                    43,079        44,516        42,971        40,975
NET INCOME BEFORE EXTRAORDINARY GAIN             7,239         9,745         9,170         7,850
NET INCOME                                       7,239         9,745         9,170        17,838

BASIC PER SHARE:
   INCOME BEFORE EXTRAORDINARY GAIN       $       0.13  $       0.18  $       0.16  $       0.14
   NET INCOME                             $       0.13  $       0.18  $       0.16  $       0.32

DILUTED PER SHARE:
   INCOME BEFORE EXTRAORDINARY GAIN       $       0.13  $       0.17  $       0.16  $       0.14
   NET INCOME                             $       0.13  $       0.17  $       0.16  $       0.32


1999                                         First          Second         Third         Fourth
----                                      ------------   ------------   ------------  ------------
Revenue                                   $    369,545   $    405,347   $    458,532  $    534,697
Gross profit                                    25,867         22,679         36,916        46,452
Net income (loss) before accounting
    change                                      (3,713)       (86,862)         3,310        10,137
Net income (loss)                              (17,117)       (86,862)         3,310        10,137

Basic per share:
   Income (loss) before accounting
     change                               $      (0.07)  $      (1.63)  $       0.06  $       0.19

   Net income (loss)                      $      (0.32)  $      (1.63)  $       0.06  $       0.19

Diluted per share:
   Income (loss) before accounting
      change                              $      (0.07)  $      (1.63)  $       0.06  $       0.18

   Net income (loss)                      $      (0.32)  $      (1.63)  $       0.06  $       0.18

17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 13, 2001 the Company announced that it intended to restate its annual financial statements for 1998, 1999 and 2000 and the interim periods of 2001. The restated financial statements reflect the correction of an error in applying generally accepted accounting principles pertaining to the recording of certain insurance premium expense for a policy that was entered into during 1998. At that time, the Company purchased an insurance policy that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to losses the Company had sustained and recorded in connection with its closure and discontinuance of its trading division in the fourth quarter of 1998. The Company recorded the premiums on this policy as expense over the prospective policy period. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission and believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were recognized as being generally accepted at the time the Company issued the 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on its cash flow and will have no material effect on its financial position at any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual.

         The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999 and 2000. All information in the following tables is presented in thousands, except per share data.

                                                                       1998           1999           2000
                                                                   ------------   ------------   ------------

Income (loss) from operations as previously reported               $     41,486   $    (52,750)  $     59,791
    Effects of insurance accounting correction                          (15,103)         2,852          2,852
    Effects of adjustments previously deemed immaterial                    (839)           (49)           230
                                                                   ------------   ------------   ------------
Income (loss) from operations as restated                          $     25,544   $    (49,947)  $     62,873
                                                                   ============   ============   ============

Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as
    previously reported                                            $     31,237   $    (66,827)  $     46,322
    Effects of insurance accounting correction                          (15,103)         2,852          2,852
    Effects of adjustments previously deemed immaterial                    (829)           (81)           252
                                                                   ------------   ------------   ------------
Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as restated           $     15,305   $    (64,056)  $     49,426
                                                                   ============   ============   ============

Net income (loss) as previously reported                           $     20,176   $    (93,080)  $     41,772
    Effects of insurance accounting correction                          (10,421)         1,968          1,968
    Effects of adjustments previously deemed immaterial                    (829)           580            252
                                                                   ------------   ------------   ------------
Net income (loss) as restated                                      $      8,926   $    (90,532)  $     43,992
                                                                   ============   ============   ============

Net income (loss) per share (basic) as previously reported         $       0.38   $      (1.75)  $       0.75
    Effects of insurance accounting correction                            (0.20)          0.04           0.03
    Effects of adjustments previously deemed immaterial                   (0.01)          0.01             --
                                                                   ------------   ------------   ------------
Net income (loss) per share (basic) as restated                    $       0.17   $      (1.70)  $       0.78
                                                                   ============   ============   ============

Net income (loss) per share (diluted) as previously reported       $       0.38   $      (1.75)  $       0.74
    Effects of insurance accounting correction                            (0.20)          0.04           0.03
    Effects of adjustments previously deemed immaterial                   (0.01)          0.01           0.01
                                                                   ------------   ------------   ------------
Net income (loss) per share (diluted) as restated                  $       0.17   $      (1.70)  $       0.78
                                                                   ============   ============   ============

The effects of the restatements on the Consolidated Balance Sheets are as follows (in thousands):

                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
Total current assets as previously reported                   $    549,225   $    504,919   $    566,678
    Effects of adjustments previously deemed immaterial             (2,146)           236             --
                                                              ------------   ------------   ------------
Total current assets as restated                              $    547,079   $    505,155   $    566,678
                                                              ============   ============   ============

Total assets as previously reported                           $    714,450   $    623,858   $    691,659
    Effects of adjustments previously deemed immaterial             (3,292)           (77)            --
                                                              ------------   ------------   ------------
Total assets as restated                                      $    711,158   $    623,781   $    691,659
                                                              ============   ============   ============

Total current liabilities as previously reported              $    188,176   $    236,781   $    293,618
    Effects of insurance accounting correction                      10,421          8,454          6,487
    Effects of adjustments previously deemed immaterial             (2,163)           171             (5)
                                                              ------------   ------------   ------------
Total current liabilities as restated                         $    196,434   $    245,406   $    300,100
                                                              ============   ============   ============

Total stockholders' equity as previously reported             $    239,568   $    156,191   $    199,600
    Effects of insurance accounting correction                     (10,421)        (8,454)        (6,487)
    Effects of adjustments previously deemed immaterial             (1,129)          (248)             5
                                                              ------------   ------------   ------------
Total stockholders' equity as restated                        $    228,018   $    147,489   $    193,118
                                                              ============   ============   ============

OTHER INFORMATION

COMMON STOCK INFORMATION (UNAUDITED)

The Company's Common Stock is listed on the NASDAQ Stock Market(R) under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market(R).

2000                   HIGH           LOW
----                 ---------     ---------
FIRST QUARTER        $   16.31     $   11.44
SECOND QUARTER           12.94          8.53
THIRD QUARTER             9.50          4.41
FOURTH QUARTER            6.94          3.34


1999                   High           Low
----                 ---------     ---------
First quarter        $   18.56     $    5.81
Second quarter            7.25          5.31
Third quarter             7.28          3.53
Fourth quarter           14.88          6.84

At March 20, 2001, there were approximately 436 stockholders of record.

The Company has not paid cash dividends on its Common Stock other than S corporation distributions made to stockholders during periods prior to the rescissions of S corporation elections by the Company or its predecessors. In addition, the Company's bank agreements limit or prohibit the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders (See Note 8 - Long-term Debt). The Board of Directors intends to continue a policy of retaining earnings to finance the Company's anticipated growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

The Company has declared the following stock splits which were effected in the form of stock dividends:

DECLARATION DATE           DIVIDEND PAYMENT DATE         SPLIT RATIO
----------------           ---------------------         -----------
August 31, 1995             September 20, 1995             5 for 4
November 12, 1996           December 17, 1996              3 for 2
January 28, 1997            March 3, 1997                  5 for 4
October 22, 1997            November 21, 1997              2 for 1

SELECTED FINANCIAL DATA (AS RESTATED, SEE NOTE 17 TO THE CONSOLIDATED FINANCIAL STATEMENTS(1)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31
                                                    --------------  --------------  --------------  --------------   --------------
                                                         1996            1997            1998            1999             2000
                                                    --------------  --------------  --------------  --------------   --------------
Revenue(2)                                          $      589,718  $    1,006,116  $    1,584,198  $    1,768,121   $    1,977,011
Gross profit(2)                                             45,840          85,171         135,286         131,914          171,541
Income (loss) from operations(2)                            24,991          41,862          25,544         (49,947)          62,873
Net income (loss) before accounting
    change and extraordinary gain                           11,037          25,510           8,926         (77,128)          34,004
Net income (loss)                                           11,037          25,510           8,926         (90,532)          43,992

Basic per share:
    Income (loss) before accounting change and
         extraordinary gain                         $         0.27  $         0.55  $         0.17  $        (1.45)  $         0.61
    Cumulative effect of accounting change,
         net of tax                                             --              --              --           (0.25)              --
    Extraordinary gain on debt extinguishment,
         net of tax                                             --              --              --              --             0.18
                                                    --------------  --------------  --------------  --------------   --------------
    Net income (loss)                               $         0.27  $         0.55  $         0.17  $        (1.70)  $         0.79
                                                    ==============  ==============  ==============  ==============   ==============

Diluted per share:
    Income (loss) before accounting change and
         extraordinary gain                         $         0.26  $         0.53  $         0.17  $        (1.45)  $         0.60
    Cumulative effect of accounting change,
         net of tax                                             --              --              --           (0.25)              --
    Extraordinary gain on debt extinguishment,
         net of tax                                             --              --              --              --             0.18
                                                    --------------  --------------  --------------  --------------   --------------
    Net income (loss)                               $         0.26  $         0.53  $         0.17  $        (1.70)  $         0.78
                                                    ==============  ==============  ==============  ==============   ==============


                                                                                DECEMBER 31
                                                    --------------------------------------------------------------------
                                                        1996          1997          1998          1999          2000
                                                    ------------  ------------  ------------  ------------  ------------
Working capital                                     $    143,481  $    281,063  $    350,645  $    259,749  $    266,578
Total assets                                             299,045       456,702       711,158       623,781       691,659
Long-term obligations                                     79,894       146,963       286,706       230,886       198,441
Total liabilities                                        203,125       257,411       483,140       476,292       498,541
Stockholders' equity                                      94,982       199,291       228,018       147,489       193,118

(1) Operating data includes non-recurring charges and other unusual items that were recorded in the years presented as follows: merger expenses in 1996; investment gains on marketable equity securities in 1997 and 1998; trading, restructuring and other unusual charges in 1998, 1999, and 2000; the results of those operations that were terminated or sold in 1999 in accordance with the Company's Restructuring Plan; the cumulative effect of an accounting change in 1999 and an extraordinary gain on debt extinguishment in 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(2) The Company has reclassified certain prior year amounts to conform to the 2000 presentation primarily to reflect certain classification requirements of accounting pronouncements issued in 2000. The amounts reclassified were not significant and had no effect on net income or earnings per share.

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                         ----

Report of Independent Auditors on Financial Statement Schedule.........   F-1
Consent of Ernst & Young LLP...........................................   F-2
Financial Statement Schedule for the years 2000, 1999 and 1998:
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..................   F-3

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the Consolidated Financial Statements of Brightpoint, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 22, 2001 (except for Notes 8 and 17, as to which the date is November 16, 2001). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K/A Amendment No. 2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
January 22, 2001

                          CONSENT OF ERNST & YOUNG LLP

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, in the Registration Statement (Form S-3 No. 33-91112) pertaining to certain options and warrants of Brightpoint, Inc., in the Registration Statement (Form S-3 No. 333-3569) pertaining to certain warrants of Brightpoint, Inc., and in the Registration Statements (Form S-3 Nos. 333-15663, 333-29533, 333-07892, 333-37587, 333-55945,
333-58863, 333-34952, and 333-37022) pertaining to certain common stock of Brightpoint, Inc. of our report dated January 22, 2001 (except for Notes 8 and 17, as to which the date is November 16, 2001 with respect to the Consolidated Financial Statements and our report dated January 22, 2001 with respect to the financial statement schedule, both included in this Annual Report (Form 10-K/A Amendment No. 2) of Brightpoint, Inc.


                                               /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
November 19, 2001

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             COL. A        COL. B        COL. C        COL. D           COL. E
                                          ------------  ------------  ------------  ------------     ------------
                                           BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE AT
                                            BEGINNING     COSTS AND      OTHER                            END
             DESCRIPTION                    OF PERIOD    EXPENSES(1)    ACCOUNTS     DEDUCTIONS        OF PERIOD
             -----------                  ------------  ------------  ------------  ------------     ------------

Year ended December 31, 2000:
    Deducted from asset accounts:
    Allowance for doubtful
        accounts                          $  6,220,000  $  6,328,000  $         --  $  6,000,000(2)  $  6,548,000
                                          ------------  ------------  ------------  ------------     ------------
    Total                                 $  6,220,000  $  6,328,000  $         --  $  6,000,000     $  6,548,000
                                          ============  ============  ============  ============     ============

Year ended December 31, 1999:
    Deducted from asset accounts:
    Allowance for doubtful
        accounts                          $  6,045,000  $ 10,906,000  $         --  $ 10,731,000(2)  $  6,220,000
                                          ------------  ------------  ------------  ------------     ------------
    Total                                 $  6,045,000  $ 10,906,000  $         --  $ 10,731,000     $  6,220,000
                                          ============  ============  ============  ============     ============

Year ended December 31, 1998:
    Deducted from asset accounts:
    Allowance for doubtful
        accounts                          $  3,394,000  $  5,601,000  $         --  $  2,950,000(2)  $  6,045,000
                                          ------------  ------------  ------------  ------------     ------------
    Total                                 $  3,394,000  $  5,601,000  $         --  $  2,950,000     $  6,045,000
                                          ============  ============  ============  ============     ============

(1) Does not include impairments of accounts receivable recognized in connection with the Company's trading, restructuring and other unusual charges. See notes to Consolidated Financial Statements.

(2)  Uncollectible accounts written off.