Form 10-Q/A
period 2001-03-31
BRIGHTPOINT INC
filed 2001-11-26
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                            to
                               ---------------------------    ------------------

Commission file number:        0-23494
                       ---------------------------------------------------------

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Delaware                                               35-1778566
----------------------------------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization          (I.R.S. Employer Identification No.)


           6402 Corporate Drive, Indianapolis, Indiana                               46278
---------------------------------------------------------------------------------------------------------
             (Address of principal executive offices)                             (Zip Code)

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


         Number of shares of common stock outstanding at November 19, 2001:
55,851,401 shares

                                BRIGHTPOINT, INC.
                                      INDEX


                                                                                                    Page No.
                                                                                                    --------

PART I.           FINANCIAL INFORMATION

                  ITEM 1

                  Consolidated Statements of Income
                           Three Months Ended March 31, 2000 and 2001....................................4

                  Consolidated Balance Sheets
                           December 31, 2000 and March 31, 2001..........................................5

                  Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2000 and 2001....................................6

                  Notes to Consolidated Financial Statements.............................................7

                  ITEM 2

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................16

                  ITEM 3

                  Quantitative and Qualitative Disclosures
                           About Market Risk............................................................22


PART II.          OTHER INFORMATION

                  ITEM 1

                  Legal Proceedings.....................................................................23

                  ITEM 6

                  Exhibits..............................................................................23

                  Reports on Form 8-K...................................................................23

Signatures..............................................................................................24

                                BRIGHTPOINT, INC.
                                INTRODUCTORY NOTE

The Company issued a press release on November 13, 2001, which it filed as an exhibit to a Form 8-K, on November 14, 2001, relating to its intention to restate its annual financial statements for 1998, 1999, 2000 and the first two quarters of 2001. The effects of this restatement on the financial statements are presented in the following Form 10-Q/A. See Note 9 to the Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliations of previously reported amounts.

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                           March 31
                                                                    2000              2001
                                                                 ---------         ---------
                                                                  (AS RESTATED, SEE NOTE 9)
Revenue                                                          $ 477,772         $ 465,326
Cost of revenue                                                    434,693           434,453
                                                                 ---------         ---------

Gross profit                                                        43,079            30,873

Selling, general and administrative expenses                        24,550            24,792
Unusual charges                                                      4,814                --
                                                                 ---------         ---------

Income from operations                                              13,715             6,081

Interest expense                                                     3,186             2,373
Other (income) expenses                                               (341)              816
                                                                 ---------         ---------

Income before income taxes, minority interest and
    extraordinary gain                                              10,870             2,892
Income taxes                                                         3,596               897
                                                                 ---------         ---------

Income before minority interest and extraordinary gain               7,274             1,995
Minority interest                                                       35                64
                                                                 ---------         ---------

Income before extraordinary gain                                     7,239             1,931
Extraordinary gain on debt extinguishment, net of tax                   --             4,623
                                                                 ---------         ---------


Net income                                                       $   7,239         $   6,554
                                                                 =========         =========

Basic per share:
    Income before extraordinary gain                             $    0.13         $    0.04
    Extraordinary gain on debt extinguishment, net of tax               --              0.08
                                                                 ---------         ---------
    Net income                                                   $    0.13         $    0.12
                                                                 =========         =========

Diluted per share:
    Income before extraordinary gain                             $    0.13         $    0.04
    Extraordinary gain on debt extinguishment, net of tax               --              0.08
                                                                 ---------         ---------
    Net income                                                   $    0.13         $    0.12
                                                                 =========         =========

Weighted average common shares outstanding:
    Basic                                                           54,926            55,777
                                                                 =========         =========
    Diluted                                                         56,232            55,779
                                                                 =========         =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      December 31, 2000   March 31, 2001
                                                      -----------------   --------------
                                                           (AS RESTATED, SEE NOTE 9)
ASSETS
Current assets:
  Cash and cash equivalents                               $  79,718         $  75,206
  Accounts receivable (less allowance for doubtful
    accounts of $6,548 in 2000 and $5,903 in 2001)          208,116           170,221
  Inventories                                               226,785           178,555
  Other current assets                                       52,059            49,414
                                                          ---------         ---------
Total current assets                                        566,678           473,396

Property and equipment                                       36,763            39,046
Goodwill and other intangibles                               72,390            69,667
Other assets                                                 15,828            16,000
                                                          ---------         ---------

Total assets                                              $ 691,659         $ 598,109
                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 232,159         $ 163,205
  Accrued expenses                                           67,941            64,721
                                                          ---------         ---------
Total current liabilities                                   300,100           227,926
                                                          ---------         ---------

Long-term debt:
  Line of credit                                             53,685            47,825
  Convertible notes                                         144,756           127,790
                                                          ---------         ---------
Total long-term debt                                        198,441           175,615
                                                          ---------         ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                  --                --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 55,763 and 55,788 issued and
    outstanding in 2000 and 2001, respectively                  558               558
  Additional paid-in capital                                213,714           213,794
  Retained earnings                                           5,277            11,831
  Accumulated other comprehensive loss                      (26,431)          (31,615)
                                                          ---------         ---------
Total stockholders' equity                                  193,118           194,568
                                                          ---------         ---------

Total liabilities and stockholders' equity                $ 691,659         $ 598,109
                                                          =========         =========



See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months Ended March 31
                                                                      2000               2001
                                                                    ---------         ---------
                                                                    (AS RESTATED, SEE NOTE 9)
OPERATING ACTIVITIES
Net income                                                          $   7,239         $   6,554
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      3,762             3,792
     Amortization of debt discount                                      1,834             1,381
     Income tax benefits from exercise of stock options                 1,667                --
     Extraordinary gain on debt extinguishment, net of tax                 --            (4,623)
     Unusual charges                                                    4,814                --
     Minority interest and deferred taxes                                  36               287
     Changes in operating assets and liabilities, net of
        effects from acquisitions:
           Accounts receivable                                         19,667            31,440
           Inventories                                                (75,689)           44,641
           Other operating assets                                         871              (413)
           Accounts payable and accrued expenses                       63,022           (66,355)
                                                                    ---------         ---------
Net cash provided by operating activities                              27,223            16,704

INVESTING ACTIVITIES
Capital expenditures                                                   (3,258)           (7,148)
Decrease (increase) in funded contract financing receivables             (531)            3,810
Decrease (increase) in other assets                                       110            (1,067)
                                                                    ---------         ---------
Net cash used by investing activities                                  (3,679)           (4,405)

FINANCING ACTIVITIES
Net payments on revolving credit facility                              (1,112)           (5,851)
Repurchase of convertible notes                                            --           (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                            4,624                78
                                                                    ---------         ---------
Net cash provided (used) by financing activities                        3,512           (15,868)

Effect of exchange rate changes on cash and cash
   equivalents                                                           (717)             (943)
                                                                    ---------         ---------

Net increase (decrease) in cash and cash equivalents                   26,339            (4,512)
Cash and cash equivalents at beginning of period                       85,261            79,718
                                                                    ---------         ---------

Cash and cash equivalents at end of period                          $ 111,600         $  75,206
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

For further information, reference is made to the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A (amendment number 2) for the year ended December 31, 2000.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

NET INCOME PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2000 and 2001 (amounts in thousands, except per share data), as restated (see Note 9 to the Consolidated Financial Statements):

                                                                         Three Months Ended March 31
                                                                             2000           2001
                                                                           -------        -------
Income before extraordinary gain on debt extinguishment                    $ 7,239        $ 1,931
Extraordinary gain on debt extinguishment, net of tax                           --          4,623
                                                                           -------        -------
Net income                                                                 $ 7,239        $ 6,554
                                                                           =======        =======

Basic:
   Weighted average shares outstanding                                      54,926         55,777
                                                                           =======        =======

   Per share amount:
      Income before extraordinary gain on debt extinguishment              $  0.13        $  0.04
      Extraordinary gain on debt extinguishment, net of tax                     --           0.08
                                                                           -------        -------
      Net income                                                           $  0.13        $  0.12
                                                                           =======        =======

Diluted:
   Weighted average shares outstanding                                      54,926         55,777
   Net effect of dilutive stock options and stock warrants-based on
      the treasury stock method using average market price                   1,306              2
                                                                           -------        -------
   Total weighted average shares outstanding                                56,232         55,779
                                                                           =======        =======

   Per share amount:
      Income before extraordinary gain on debt extinguishment              $  0.13        $  0.04
      Extraordinary gain on debt extinguishment, net of tax                     --           0.08
                                                                           -------        -------
      Net income                                                           $  0.13        $  0.12
                                                                           =======        =======


COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three months ended March 31, 2000 and 2001, comprehensive income totaled $6.4 million and $1.4 million, respectively.

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

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 3 to the Consolidated Financial Statements, during 2000 the Company incurred unusual charges, which affected certain operating segments. A summary of the Company's operations by segment with and without the unusual charges is presented below (in thousands), as restated (see Note 9 to the Consolidated Financial Statements):

                                                2000                                          2001
                             ----------------------------------------------       -----------------------------
                             REVENUES                                             REVENUES
                               FROM                                                 FROM              INCOME
                             EXTERNAL       INCOME FROM       INCOME FROM          EXTERNAL        (LOSS) FROM
                            CUSTOMERS        OPERATIONS      OPERATIONS (1)       CUSTOMERS         OPERATIONS
                            ---------        ----------      --------------       ---------         ----------
THREE MONTHS ENDED
   MARCH 31:
North America                $167,703          $  4,974          $  9,773          $154,555          $  1,016
Asia-Pacific                  135,266             4,568             4,175           128,641             4,155
Europe, Middle East
   and Africa                  99,438             2,685             3,093           131,439              (352)
Latin America                  75,365             1,488             1,488            50,691             1,262
                             --------          --------          --------          --------          --------

                             $477,772          $ 13,715          $ 18,529          $465,326          $  6,081
                             ========          ========          ========          ========          ========


                                                DECEMBER 31,        MARCH 31,
TOTAL SEGMENT ASSETS:                               2000              2001
                                                  --------          --------
North America (2)                                 $311,402          $259,509
Asia-Pacific                                       120,386           106,361
Europe, Middle East and Africa                     147,239           138,247
Latin America                                      112,632            93,992
                                                  --------          --------
                                                  $691,659          $598,109
                                                  ========          ========

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

9. Restatement of Previously Issued Financial Statements

On November 13, 2001 the Company announced that it intended to restate its annual financial statements for 1998, 1999 and 2000 and the interim periods of 2001. The restated financial statements reflect the correction of an error in applying generally accepted accounting principles pertaining to the recording of certain insurance premium expense for a policy that was entered into during 1998. At that time, the Company purchased an insurance policy that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to losses the Company had sustained in connection with its closure and discontinuance of its trading division in the fourth quarter of 1998. The Company recorded the premiums on this policy as expense over the prospective policy period. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission and believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were recognized as being generally accepted at the time the Company issued its 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on its cash flow and will have no material effect on its financial position at any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

9. Restatement of Previously Issued Financial Statements (continued)

The following tables reconcile the effects of the restatements for the three months ended March 31, 2000 and 2001. All information in the following tables is presented in thousands, except per share data.

                                                              Three Months Ended
                                                                    March 31
                                                             2000             2001
                                                           -------          -------
Income from operations
    as previously reported                                 $12,776          $ 5,374
    Effects of insurance accounting correction                 713              713
    Effects of adjustments previously deemed
        immaterial                                             226               (6)
                                                           -------          -------
Income from operations as restated                         $13,715          $ 6,081
                                                           =======          =======


Income before income taxes, minority interest
    and extraordinary gain as previously reported          $ 9,909          $ 2,185
    Effects of insurance accounting correction                 713              713
    Effects of adjustments previously deemed
        immaterial                                             248               (6)
                                                           -------          -------
Income before income taxes, minority interest
    and extraordinary gain as restated                     $10,870          $ 2,892
                                                           =======          =======


Net income as previously reported                          $ 6,499          $ 6,068
    Effects of insurance accounting correction                 492              492
    Effects of adjustments previously deemed
        immaterial                                             248               (6)
                                                           -------          -------
Net income as restated                                     $ 7,239          $ 6,554
                                                           =======          =======


Net income per share (basic)
     as previously reported                                $  0.12          $  0.11
    Effects of insurance accounting correction                0.01             0.01
    Effects of adjustments previously deemed
        immaterial (1)                                          --               --
                                                           -------          -------
Net income per share (basic) as restated                   $  0.13          $  0.12
                                                           =======          =======


Net income per share (diluted)
     as previously reported                                $  0.12          $  0.11
    Effects of insurance accounting correction                0.01             0.01
    Effects of adjustments previously deemed
        immaterial (1)                                          --               --
                                                           -------          -------
Net income per share (diluted) as restated                 $  0.13          $  0.12
                                                           =======          =======

(1) For the three months ended March 31, 2000 and 2001, the per share amount is less than one cent.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

9. Restatement of Previously Issued Financial Statements (continued)

The effects of the restatements on the Consolidated Balance Sheets are as follows (in thousands):

                                                                                        December 31,         March 31,
                                                                                            2000                2001
                                                                                         ---------           ---------
Total current liabilities as previously reported                                         $ 293,618           $ 221,930
    Effects of insurance accounting correction                                               6,487               5,996
    Effects of adjustments previously deemed
        immaterial                                                                              (5)                 --
                                                                                         ---------           ---------
Total current liabilities as restated                                                    $ 300,100           $ 227,926
                                                                                         =========           =========

Total stockholders' equity as previously reported                                        $ 199,600           $ 200,564
    Effects of insurance accounting correction                                              (6,487)             (5,996)
    Effects of adjustments previously deemed
        immaterial                                                                               5                  --
                                                                                         ---------           ---------
Total stockholders' equity as restated                                                   $ 193,118           $ 194,568
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

On November 13, 2001, the Company announced that it would restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. As more fully discussed in Note 9 to the Consolidated Financial Statements, the Company purchased an insurance policy in 1998 that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to previously reported losses the Company had sustained in its trading division, an operation that the Company closed in 1998. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission and believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were recognized as being generally accepted at the time the Company issued its 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on its cash flow and will have no material effect on its financial position at any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual. See Note 10 to the Consolidated Financial Statements for further discussion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - RESTATED (CONTINUED)

Revenue by Division (in thousands):

                                                 Three Months Ended March 31
                                        -----------------------------------------------
                                                2000                   2001
                                        -----------------------------------------------
North America                                $ 167,703    35%       $ 154,555    33%

Asia-Pacific                                   135,266    28%         128,641    28%

Europe, Middle East and Africa                  99,438    21%         131,439    28%

Latin America                                   75,365    16%          50,691    11%
                                        -----------------------------------------------

        Total                                $ 477,772   100%       $ 465,326   100%
                                        ===============================================

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

Due to a number of factors including the geographic diversity of the Company's operations, the variety of services offered by the Company and strong demand for the Company's products and services in the Middle East, revenues in the Europe, Middle East and Africa division grew by approximately 32% from the first quarter of 2000. Revenue by Service Line (in thousands):

                                                  Three Months Ended March 31
                                      ----------------------------------------------------
                                               2000                     2001
                                      ----------------------------------------------------
Sales of wireless handsets                  $ 366,989     77%        $ 387,264      83%
Accessory programs                             62,435     13%           42,703       9%
Integrated logistics services                  48,348     10%           35,359       8%
                                      ----------------------------------------------------
                                            $ 477,772    100%        $ 465,326     100%
                                      ====================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - RESTATED (CONTINUED)

Gross Profit

                                        Three Months Ended March 31
                              ------------------------------------------------
(In thousands)                       2000              2001         Change
------------------------------------------------------------------------------
Gross profit                       $  43,079          $  30,873       (28)%
Gross margin                             9.0%               6.6%
------------------------------------------------------------------------------

Gross profit for the three months ended March 31, 2001, decreased 28% over the same period in 2000 resulting in gross margin of 6.6% for the first quarter of 2001, compared to gross margin of 9.0% for the comparable prior period. Gross margins decreased due primarily to a greater percentage of the total revenue derived from lower margin handset sales and lower margins on those handset sales resulting from the oversupply of product in the channel during the first quarter of 2001.

Selling, General and Administrative Expenses

                                                              Three Months Ended March 31
                                                      ---------------------------------------------
(In thousands)                                              2000            2001         Change
---------------------------------------------------------------------------------------------------
Selling, general and administrative expenses              $ 24,550          $ 24,792       1%
As a percent of revenue                                        5.1%              5.3%
---------------------------------------------------------------------------------------------------

Selling, general and administrative expenses for the first quarter of 2001 increased 1% from the same period in 2000 and increased slightly as a percent of revenue from 5.1% in the first quarter of 2000 to 5.3% in the same period of 2001. The increase as a percent of revenue was primarily the result of the decrease in revenue for the period.

Income from Operations

                                         Three Months Ended March 31
                                  -------------------------------------------
(In thousands)                         2000          2001         Change
-----------------------------------------------------------------------------
Income from operations              $  18,529        $  6,081       (67%)
As a percent of revenue                   3.9%            1.3%
-----------------------------------------------------------------------------

The decrease in operating margins from 3.9% in the first quarter of 2000 to 1.3% in the first quarter of 2001 resulted primarily from the decrease in gross margins described above. Income from operations in the first quarter of 2001 of $6.1 million decreased from $18.5 million in the first quarter of 2000 (excluding the impact of the consolidation of certain facilities) and was also the result of decreased gross profit in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - RESTATED (CONTINUED)

Net Income

                                                                          Three Months Ended March 31
                                                               --------------------------------------------------
(In thousands)                                                        2000             2001          Change
-----------------------------------------------------------------------------------------------------------------
Net income                                                            $ 10,133         $   1,931      (81%)
Net income per share (diluted) (1)                                    $   0.18         $    0.03      (83%)
Weighted average shares outstanding (diluted) (1)                       63,493            55,779
-----------------------------------------------------------------------------------------------------------------

(1) For the three months ended March 31, 2000, reflects an after tax add-back of interest expense of $1.2 million to net income and an increase of 7.3 million in weighted average shares outstanding to properly reflect the dilutive effect of the Company's Convertible Notes.

The decreases in net income and net income per diluted share for the first quarter of 2001 when compared to the same period in 2000 were due primarily to the factors discussed above in the analyses of revenue, gross profit and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES - RESTATED

(In thousands)                                                    December 31, 2000           March 31, 2001
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                            $   79,718                $   75,206
Working capital                                                      $  266,578                $  245,470
Current ratio                                                          1.89 : 1                  2.08 : 1
---------------------------------------------------------------------------------------------------------------

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

Item 6.  Exhibits

   (a) Exhibits

       The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 25 of this report.

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


                                             Brightpoint, Inc.
                                             -----------------
                                               (Registrant)



Date     November 21, 2001                   /s/ Phillip A. Bounsall
    ------------------------                 ---------------------------------

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