Form 10-Q/A
period 2001-06-30
BRIGHTPOINT INC
filed 2001-11-26
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from:                       to
                               ----------------------    ----------------------

Commission file number:        0-23494
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

                                BRIGHTPOINT, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2000 and 2001........4

         Consolidated Balance Sheets
                  December 31, 2000 and June 30, 2001......................5

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 2001..................6

         Notes to Consolidated Financial Statements........................7

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........18

         ITEM 3

         Quantitative and Qualitative Disclosures
                  About Market Risk.......................................26


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings................................................27

         ITEM 4

         Submission of Matters to a Vote of Security Holders..............27

         ITEM 6

         Exhibits.........................................................27

Signatures................................................................28

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

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Three Months Ended         Six Months Ended
                                                                 June 30                   June 30
                                                             2000        2001         2000         2001
                                                          ---------   ---------    ---------    ---------
                                                        (AS RESTATED, SEE NOTE 9) (AS RESTATED, SEE NOTE 9)
Revenue                                                   $ 461,810   $ 452,334    $ 939,582    $ 917,660
Cost of revenue                                             417,294     436,999      851,987      871,452
                                                          ---------   ---------    ---------    ---------

Gross profit                                                 44,516      15,335       87,595       46,208

Selling, general and administrative expenses                 25,686      22,402       50,236       47,194
Unusual charges                                                 517        --          5,331         --
                                                          ---------   ---------    ---------    ---------

Income (loss) from operations                                18,313      (7,067)      32,028         (986)

Interest expense                                              3,241       2,652        6,427        5,025
Other (income) expenses                                          26         696         (315)       1,512
                                                          ---------   ---------    ---------    ---------

Income (loss) before income taxes, minority interest
  and extraordinary gain                                     15,046     (10,415)      25,916       (7,523)
Income taxes                                                  5,207      (3,536)       8,803       (2,639)
                                                          ---------   ---------    ---------    ---------

Income (loss) before minority interest and
  extraordinary gain                                          9,839      (6,879)      17,113       (4,884)
Minority interest                                                94         (13)         129           51
                                                          ---------   ---------    ---------    ---------

Income (loss) before extraordinary gain                       9,745      (6,866)      16,984       (4,935)
Extraordinary gain on debt extinguishment, net of tax          --          --           --          4,623
                                                          ---------   ---------    ---------    ---------

Net income (loss)                                         $   9,745   $  (6,866)   $  16,984    $    (312)
                                                          =========   =========    =========    =========

Basic per share:
  Income (loss) before extraordinary gain                 $    0.18   $   (0.12)   $    0.31    $   (0.09)
  Extraordinary gain on debt extinguishment, net of tax        --          --           --           0.08
                                                          ---------   ---------    ---------    ---------
  Net income (loss)                                       $    0.18   $   (0.12)   $    0.31    $   (0.01)
                                                          =========   =========    =========    =========

Diluted per share:
  Income (loss) before extraordinary gain                 $    0.17   $   (0.12)   $    0.30    $   (0.09)
  Extraordinary gain on debt extinguishment, net of tax        --          --           --           0.08
                                                          ---------   ---------    ---------    ---------
  Net income (loss)                                       $    0.17   $   (0.12)   $    0.30    $   (0.01)
                                                          =========   =========    =========    =========

Weighted average common shares outstanding:
  Basic                                                      55,543      55,804       55,235       55,790
                                                          =========   =========    =========    =========
  Diluted                                                    63,601      55,804       56,274       55,790
                                                          =========   =========    =========    =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        December 31, 2000     June 30, 2001
                                                        -----------------     -------------
                                                             (AS RESTATED, SEE NOTE 9)
ASSETS
Current assets:
  Cash and cash equivalents                                 $  79,718           $  36,350
  Pledged cash                                                   --                 6,185
  Accounts receivable (less allowance for doubtful
    accounts of $6,548 in 2000 and $6,639 in 2001)            208,116             187,974
  Inventories                                                 226,785             162,884
  Other current assets                                         52,059              54,900
                                                            ---------           ---------
Total current assets                                          566,678             448,293

Property and equipment                                         36,763              44,226
Goodwill and other intangibles                                 72,390              68,264
Other assets                                                   15,828              15,174
                                                            ---------           ---------

Total assets                                                $ 691,659           $ 575,957
                                                            =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 232,159           $ 192,429
  Accrued expenses                                             67,941              57,368
  Current portion of long-term debt                              --                11,735
                                                            ---------           ---------
Total current liabilities                                     300,100             261,532
                                                            ---------           ---------


Long-term debt:
  Line of credit                                               53,685                --
  Convertible notes                                           144,756             129,065
                                                            ---------           ---------
Total long-term debt                                          198,441             129,065
                                                            ---------           ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                  --                  --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 55,763 and 55,813, issued and
    outstanding in 2000 and 2001, respectively                    558                 558
  Additional paid-in capital                                  213,714             213,852
  Retained earnings                                             5,277               4,965
  Accumulated other comprehensive loss                        (26,431)            (34,015)
                                                            ---------           ---------
Total stockholders' equity                                    193,118             185,360
                                                            ---------           ---------

Total liabilities and stockholders' equity                  $ 691,659           $ 575,957
                                                            =========           =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Six Months Ended June 30
                                                                 2000        2001
                                                               --------    --------
                                                             (AS RESTATED, SEE NOTE 9)
OPERATING ACTIVITIES
Net income (loss)                                              $ 16,984    $   (312)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                7,256       8,445
     Amortization of debt discount                                3,697       2,710
     Income tax benefits from exercise of stock options           2,773        --
     Extraordinary gain on debt extinguishment, net of tax         --        (4,623)
     Unusual charges                                              5,331        --
     Minority interest and deferred taxes                           130        (152)
     Pledged cash requirements                                     --        (6,185)
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
         Accounts receivable                                     32,925      13,328
         Inventories                                            (66,487)     60,013
         Other operating assets                                  (3,738)      4,165
         Accounts payable and accrued expenses                      553     (43,375)
                                                               --------    --------
Net cash provided (used) by operating activities                   (576)     34,014

INVESTING ACTIVITIES
Capital expenditures                                             (6,975)    (16,139)
Purchase acquisitions, net of cash acquired                      (4,550)       --
Decrease (increase) in funded contract financing receivables      2,054      (7,937)
Increase in other assets                                           (645)       (596)
                                                               --------    --------
Net cash used by investing activities                           (10,116)    (24,672)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facility              1,485     (41,941)
Repurchase of convertible notes                                    --       (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                      6,316         137
                                                               --------    --------
Net cash provided (used) by financing activities                  7,801     (51,899)

Effect of exchange rate changes on cash and cash
   equivalents                                                   (1,179)       (811)
                                                               --------    --------

Net decrease in cash and cash equivalents                        (4,070)    (43,368)
Cash and cash equivalents at beginning of period                 85,261      79,718
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 81,191    $ 36,350
                                                               ========    ========


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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

NET INCOME (LOSS) PER SHARE (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2000 and 2001 (amounts in thousands, except per share data), as restated (see Note 9 to the Consolidated Financial Statements):


                                                                      Three Months Ended                Six Months Ended
                                                                            June 30                          June 30
                                                                     2000            2001             2000            2001
                                                                   --------        --------         --------        --------
Basic:
   Income (loss) before extraordinary gain                         $  9,745        $ (6,866)        $ 16,984        $ (4,935)
   Extraordinary gain on debt extinguishment, net of tax               --              --               --             4,623
                                                                   --------        --------         --------        --------
   Net income (loss)                                               $  9,745        $ (6,866)        $ 16,984        $   (312)
                                                                   ========        ========         ========        ========

   Weighted average shares outstanding                               55,543          55,804           55,235          55,790
                                                                   ========        ========         ========        ========

   Per share amount:
      Income (loss) before extraordinary gain                      $   0.18        $  (0.12)        $   0.31        $  (0.09)
      Extraordinary gain on debt extinguishment, net of tax            --              --               --              0.08
                                                                   --------        --------         --------        --------
      Net income (loss)                                            $   0.18        $  (0.12)        $   0.31        $  (0.01)
                                                                   ========        ========         ========        ========

Diluted:
   Income (loss) before extraordinary gain                         $  9,745        $ (6,866)        $ 16,984        $ (4,935)
   Extraordinary gain on debt extinguishment, net of tax               --              --               --             4,623
                                                                   --------        --------         --------        --------
   Net income (loss)                                                  9,745          (6,866)          16,984            (312)
   Interest on Convertible Notes assumed to be converted              1,192            --               --              --
                                                                   --------        --------         --------        --------
   Adjusted net income (loss)                                      $ 10,937        $ (6,866)        $ 16,984        $   (312)
                                                                   ========        ========         ========        ========

   Weighted average shares outstanding                               55,543          55,804           55,235          55,790
   Net effect of dilutive stock options and stock
      warrants-based on the treasury stock method using
      average market price                                              797            --              1,039            --
   Assumed conversion of Convertible Notes into
      common stock                                                    7,261            --               --              --
                                                                   --------        --------         --------        --------
   Total weighted average shares outstanding                         63,601          55,804           56,274          55,790
                                                                   ========        ========         ========        ========

   Per share amount:
      Income (loss) before extraordinary gain                      $   0.17        $  (0.12)        $   0.30        $  (0.09)
      Extraordinary gain on debt extinguishment, net of tax            --              --               --              0.08
                                                                   --------        --------         --------        --------
      Net income (loss)                                            $   0.17        $  (0.12)        $   0.30        $  (0.01)
                                                                   ========        ========         ========        ========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three and six months ended June 30, 2000, comprehensive income totaled $7.5 million and $13.9 million, respectively, and during the three and six months ended June 30, 2001, comprehensive loss totaled $9.3 million and $7.9 million, respectively.

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


                                                   2000                                              2001
                             ---------------------------------------------------      ----------------------------------
                             REVENUES
                               FROM            INCOME (LOSS)      INCOME (LOSS)       REVENUES FROM        INCOME (LOSS)
                             EXTERNAL              FROM               FROM              EXTERNAL               FROM
                             CUSTOMERS          OPERATIONS        OPERATIONS(1)         CUSTOMERS           OPERATIONS
                             ---------         -------------      -------------       -------------        -------------
THREE MONTHS ENDED
   JUNE 30:
North America (2)            $ 161,001          $  10,878           $  11,779           $ 153,119           $  (9,036)
Asia-Pacific                   131,636              6,442               5,455              99,872               3,480
Europe, Middle East
   and Africa                  103,277              2,450               3,053             130,501                (514)
Latin America                   65,896             (1,457)             (1,457)             68,842                (997)
                             ---------          ---------           ---------           ---------           ---------
                             $ 461,810          $  18,313           $  18,830           $ 452,334           $  (7,067)
                             =========          =========           =========           =========           =========

SIX MONTHS ENDED
   JUNE 30:
North America (2)            $ 328,704          $  15,852           $  21,552           $ 307,674           $  (8,020)
Asia-Pacific                   266,901             11,010               9,630             228,513               7,635
Europe, Middle East
   and Africa                  202,716              5,135               6,146             261,940                (866)
Latin America                  141,261                 31                  31             119,533                 265
                             ---------          ---------           ---------           ---------           ---------
                             $ 939,582          $  32,028           $  37,359           $ 917,660           $    (986)
                             =========          =========           =========           =========           =========


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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

7. Operating Segments (continued)


                                    DECEMBER 31,      JUNE 30,
TOTAL SEGMENT ASSETS:                   2000            2001
                                    ------------      --------
North America (3)                     $311,402        $214,376
Asia-Pacific                           120,386         100,612
Europe, Middle East and Africa         147,239         115,808
Latin America                          112,632         145,161
                                      --------        --------
                                      $691,659        $575,957
                                      ========        ========

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

9. Restatement of Previously Issued Financial Statements (continued)

The following tables reconcile the effects of the restatements for the three and six months ended June 30, 2000 and 2001. All information in the following tables is presented in thousands, except per share data.


                                                               Three Months Ended                Six Months Ended
                                                                     June 30                          June 30
                                                              2000            2001             2000            2001
                                                            --------        --------         --------        --------
Income (loss) from operations
    as previously reported                                  $ 17,600        $ (7,780)        $ 30,376        $ (2,406)
    Effects of insurance accounting correction                   713             713            1,426           1,426
    Effects of adjustments previously deemed
        immaterial                                              --              --                226              (6)
                                                            --------        --------         --------        --------
Income (loss) from operations as restated                   $ 18,313        $ (7,067)        $ 32,028        $   (986)
                                                            ========        ========         ========        ========

Income (loss) before income taxes, minority interest
    and extraordinary gain as previously reported           $ 14,333        $(11,128)        $ 24,242        $ (8,943)
    Effects of insurance accounting correction                   713             713            1,426           1,426
    Effects of adjustments previously deemed
        immaterial                                              --              --                248              (6)
                                                            --------        --------         --------        --------
Income (loss) before income taxes, minority interest
    and extraordinary gain as restated                      $ 15,046        $(10,415)        $ 25,916        $ (7,523)
                                                            ========        ========         ========        ========

Net income (loss) as previously reported                    $  9,253        $ (7,358)        $ 15,752        $ (1,290)
    Effects of insurance accounting correction                   492             492              984             984
    Effects of adjustments previously deemed
        immaterial                                              --              --                248              (6)
                                                            --------        --------         --------        --------
Net income (loss) as restated                               $  9,745        $ (6,866)        $ 16,984        $   (312)
                                                            ========        ========         ========        ========

Net income (loss) per share (basic)
     as previously reported                                 $   0.17        $  (0.13)        $   0.29        $  (0.02)
    Effects of insurance accounting correction                  0.01            0.01             0.02            0.02
    Effects of adjustments previously deemed
        immaterial (1)                                          --              --               --              --
                                                            --------        --------         --------        --------
Net income (loss) per share (basic) as restated             $   0.18        $  (0.12)        $   0.31        $  (0.01)
                                                            ========        ========         ========        ========

Net income (loss) per share (diluted)
     as previously reported                                 $   0.16        $  (0.13)        $   0.28        $  (0.02)
    Effects of insurance accounting correction                  0.01            0.01             0.02            0.02
    Effects of adjustments previously deemed
        immaterial                                              --              --               --              --
                                                            --------        --------         --------        --------
Net income (loss) per share (diluted) as restated           $   0.17        $  (0.12)        $   0.30        $  (0.01)
                                                            ========        ========         ========        ========


(1) For the six months ended June 30, 2000 and 2001, the per share amount is less than one cent.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)


9. Restatement of Previously Issued Financial Statements (continued)

The effects of the restatements on the Consolidated Balance Sheets are as follows (in thousands):


                                                         December 31,         June 30,
                                                             2000               2001
                                                         ------------        ---------
Total current liabilities as previously reported          $ 293,618          $ 256,029
  Effects of insurance accounting correction                  6,487              5,503
  Effects of adjustments previously deemed
    immaterial                                                   (5)              --
                                                          ---------          ---------
Total current liabilities as restated                     $ 300,100          $ 261,532
                                                          =========          =========


Total stockholders' equity as previously reported         $ 199,600          $ 190,863
  Effects of insurance accounting correction                 (6,487)            (5,503)
  Effects of adjustments previously deemed
    immaterial                                                    5               --
                                                          ---------          ---------

Total stockholders' equity as restated                    $ 193,118          $ 185,360
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

On November 13, 2001, the Company announced that it would restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. As more fully discussed in Note 9 to the Consolidated Financial Statements, the Company purchased an insurance policy in 1998 that provided coverage for both retroactive and prospective occurrences. The retroactive occurrences related primarily to previously reported losses the Company had sustained in its trading division, an operation that the Company closed in 1998. The Company has responded to requests for information and a subpoena from the Securities and Exchange Commission. The Company believes that the staff of the Securities and Exchange Commission will subpoena the testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the policy and the accounting for the related insurance transactions. Upon further review, the Company and its independent auditors now believe that premium expense should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period because the Company could not allocate the costs of the policy between the retroactive and prospective coverage. Accordingly, approximately $15 million should have been accrued at the date the Company entered into the insurance policy, rather than over the prospective policy period. While the method of accounting for combined retroactive and prospective insurance premiums used in the restatement is based upon accounting practices that were recognized as being generally accepted at the time the Company issued its 1998 financial statements, it was not until May 1999 that the Financial Accounting Standards Board staff confirmed the restated accounting practice as being generally accepted for entities other than insurance companies. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on its cash flow and will have no material effect on its financial position at any future date. The Company believes that it will recognize a gain in the fourth quarter of 2001 related to the termination of the retroactive portion of the insurance policy, which will result in the complete reversal of the remaining accrual. See Note 9 to the Consolidated Financial Statements for further discussion.

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

RESULTS OF OPERATIONS - RESTATED

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - RESTATED (CONTINUED)

Revenue


                          Three Months Ended June 30         Six Months Ended June 30
                   ----------------------------------------------------------------------
(In thousands)        2000          2001      Change       2000          2001      Change
-----------------------------------------------------------------------------------------
Revenue            $ 461,810     $ 452,334     (2%)     $ 939,582     $ 917,660     (2%)
-----------------------------------------------------------------------------------------


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

Revenue by Division (in thousands):


                                   Three Months Ended June 30                     Six Months Ended June 30
                          -------------------------------------------   -------------------------------------------
                            2000                   2001                   2000                   2001
                          -------------------------------------------   -------------------------------------------
North America             $161,001     35%       $153,119         34%   $328,704         35%   $307,674         34%

Asia-Pacific               131,636     29%         99,872         22%    266,901         28%    228,513         25%

Europe, Middle East and
  Africa                   103,277     22%        130,501         29%    202,716         22%    261,940         28%

Latin America               65,896     14%         68,842         15%    141,261         15%    119,533         13%
                          -------------------------------------------   -------------------------------------------
    Total                 $461,810    100%       $452,334        100%   $939,582        100%   $917,660        100%
                          ===========================================   ===========================================


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

Gross Profit


                                      Three Months Ended June 30                   Six Months Ended June 30
                              -----------------------------------------       ---------------------------------------
(In thousands)                     2000            2001         Change         2000            2001        Change
---------------------------------------------------------------------------------------------------------------------
Gross profit                      $  44,516      $  15,335        (66%)       $  87,595      $  46,208        (47%)
Gross margin                            9.6%           3.4%                         9.3%           5.0%
---------------------------------------------------------------------------------------------------------------------


Gross profit for the three and six months ended June 30, 2001, decreased 66% and 47%, respectively, over the same periods in 2000 resulting in gross margins of 3.4% for second quarter of 2001 and 5.0% for the first half of 2001, compared to gross margins of 9.6% and 9.3% for the comparable prior periods. The decreases in gross margins were due primarily to i) a greater percentage of the total revenue derived from lower margin handset sales, ii) lower margins on those handset sales resulting from the oversupply of product in the channel and iii) inventory write-downs made during the second quarter of 2001. As previously discussed, due to higher levels of inventories in the channel and the lower-than-expected level of demand experienced during the second quarter of 2001, the Company recorded inventory valuation adjustments of approximately $13.7 million to adjust inventories to their estimated net realizable value based on the current market conditions. Excluding these inventory write-downs, gross margins for the three and six months ended June 30, 2001 were 6.4% and 6.5%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - RESTATED (CONTINUED)

Selling, General and Administrative Expenses


                                       Three Months Ended June 30                    Six Months Ended June 30
                                  ------------------------------------        ---------------------------------------
(In thousands)                         2000          2001       Change         2000           2001         Change
---------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses            $ 25,686      $ 22,402     (13%)        $  50,236    $  47,194        (6%)
As a percent of revenue                    5.6%          5.0%                       5.3%         5.1%
---------------------------------------------------------------------------------------------------------------------


Selling, general and administrative expenses for the second quarter of 2001 decreased 13% from the second quarter of 2000 and 10% from $24.8 (5.3% of revenue) million in the first quarter of 2001. For the first half of 2001, selling, general and administrative expenses have decreased 6% from the comparable prior period. These decreases were primarily the result of cost control measures instituted in response to the current market conditions.

Income (Loss) from Operations


                                          Three Months Ended                  Six Months Ended
                                                 June 30                           June 30
                                     -------------------------------  -------------------------------
(In thousands)                             2000           2001              2000            2001
-----------------------------------------------------------------------------------------------------
Income (loss) from operations           $  18,830      $  (7,067)          $ 37,359        $ (986)
As a percent of revenue                       4.0%          (1.6%)              4.0%         (0.1%)
-----------------------------------------------------------------------------------------------------


The decrease in operating margins from 4.0% in the second quarter of 2000 to a negative 1.6% (positive 1.5% excluding the impact of the inventory adjustments) in the second quarter of 2001 resulted primarily from the decrease in gross margins described above. Income from operations for the three and six months ended June 30, 2001 (excluding the inventory write-downs) was $6.6 million and $12.7 million, respectively, as compared to $18.8 million and $37.4 million in the comparable 2000 periods and also decreased as a result of the reduced gross profit discussed above.

Net Income (Loss)


                                                  Three Months Ended June 30     Six Months Ended June 30
                                                 -----------------------------  ----------------------------
(In thousands)                                        2000          2001            2000          2001
------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $   9,902    $  (6,866)       $   20,035       $  (312)
Net income (loss) per share (diluted) (1)          $    0.18    $   (0.12)       $     0.35       $ (0.01)
Weighted average shares outstanding (diluted) (1)
                                                      63,601       55,804            63,535        55,790
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - RESTATED


(In thousands)                      December 31, 2000           June 30, 2001
--------------------------------------------------------------------------------
Cash and cash equivalents               $  79,718                 $  36,350
Working capital                         $ 266,578                 $ 186,761
Current ratio                            1.89 : 1                  1.71 : 1
--------------------------------------------------------------------------------



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

All of the Company's assets located in the United States and between 65% and 100% of the capital stock of certain of the Company's subsidiaries are pledged to the Banks as collateral for the Facility, and the Company is substantially prohibited from incurring additional indebtedness, either of which terms could limit the Company's ability to implement its expansion plans. In addition, at June 30, 2001 the Company had pledged cash balances totaling approximately $ 6.2 million as cash collateral for certain of its borrowings in the Peoples Republic of China. The Company is also subject to certain covenants as more fully described in Note 6 to the Consolidated Financial Statements.

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


                                                Brightpoint, Inc.
                                                -----------------
                                                   (Registrant)



Date     November 21, 2001                      /s/ Phillip A. Bounsall
    --------------------------------            --------------------------------

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