Form 10-K/A
period 2000-12-31
BRIGHTPOINT  INC
filed 2002-03-01
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                         (AMENDMENT NO. 3 TO FORM 10-K)

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


          600 EAST 96TH STREET, SUITE 575, INDIANAPOLIS, INDIANA 46240 (Address of principal executive offices including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 805-4100

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the following documents are incorporated by reference into the parts of this Form 10-K/A as indicated herein:

Proxy Statement for Annual Meeting of Stockholders to be held in 2001   Part III

                                BRIGHTPOINT, INC.
                                INTRODUCTORY NOTE

The Company issued restated financial statements for 1998, 1999, 2000 and the interim periods of 2001 in an amended Form 10-K for the year ended December 31, 2000 and amended Form 10-Qs for the periods ended March 31, 2001 and June 30, 2001, which it filed on November 26, 2001. The Company issued a press release on January 31, 2002, which it filed as an exhibit to a Form 8-K on February 5, 2002, relating to its intention to further restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. The cumulative effects of these restatements on the previously issued financial statements are presented in the following Form 10-K/A (Amendment No. 3). See Note 17 to the Consolidated Financial Statements for discussion of the details surrounding the restatements and reconciliations of previously reported amounts.

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

      During 1999 we implemented a broad restructuring plan which included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of our investments in two joint operations in China; disposal of our 67% interest in a Hong Kong-based accessories company; and initiation of cost reduction programs in certain areas of our business. Our execution of the restructuring plan was substantially completed by the close of 1999. During 1999 we recorded non-recurring restructuring and other unusual charges of approximately $79.6 million resulting from actions taken in accordance with the restructuring plan. Adjustments to these charges subsequent to the initial estimates have not been significant. The charges included the write-off of goodwill investments and tax-related assets related to the eliminated or terminated operations; the write-down of inventory and accounts receivable to estimated net realizable values; and losses on the disposals of fixed and other assets and cash expenses related to lease and employee terminations and other exit costs.

      Because of the significance of the restructuring plan discussed above, the following discussion has been delineated between results from recurring operations and results from non-recurring operations. Recurring operations include all operations except those that have been eliminated or terminated in accordance with our 1999 restructuring plan. Recurring operations also exclude the impacts of the gain on debt extinguishment realized in 2000, the non-recurring charges related to our facilities consolidation in 2000, the cumulative effect of a change in accounting principle in 1999 and non-recurring charges related to our restructuring plan in 1999 and 2000. For 2000, our revenues and net income from recurring operations were $2.0 billion and $37.2 million, respectively, representing an increase in revenues of 20% and an increase in net income of 133% when compared to 1999. Earnings per diluted share from recurring operations were $0.66 in 2000 as compared to $0.29 in 1999. Our growth in revenues reflects the worldwide demand for wireless products as well as our distribution and integrated logistics services. The increased demand for wireless products resulted from, among other things, increasing numbers of wireless subscribers in many markets worldwide and increasing demand for replacement or upgraded equipment. Our operating margins (income from operations as a percent of revenue) from recurring operations increased during 2000 due to a reduction in selling, general and administrative expenses as a percent of revenue which was primarily the result of cost reduction programs initiated in the second half of 1999.

      On February 26, 2001, we reported that we anticipated revenues and net income for the first half of 2001 and for the year ending December 31, 2001, to fall below our previous expectations. We believed an economic slow-down in the United States, which began in the fourth quarter of 2000, could be more severe and potentially more sustained than anticipated. Lower consumer demand and higher levels of inventories in the United States distribution channels resulting from the unanticipated slow-down in the economy have resulted in lower than anticipated demand for the products and services that we offer. We also expect that our gross and operating margins during the first half of 2001 may decrease as a result of reductions in revenues earned from accessory programs and integrated logistics services due to the impact of the economic slow-down. Although the factors impacting our United States demand are expected to improve during the second half of 2001, approximately 35% of our revenues and 53% of our operating income from recurring operations was generated in our North America region during 2000 and a prolonged economic slow-down in the United States could continue to negatively impact our results during the second half of 2001.

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

BUSINESS RISK FACTORS

      Various statements, discussions and analyses throughout this Form 10-K/A are not based on historical fact and contain forward-looking statements. These statements are subject to certain risks and uncertainties, including those discussed below that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. There are many important factors that have affected, and in the future could affect, our business, some of which are beyond our control and future trends are difficult to predict. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K/A and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.

      Our operations may be materially affected by fluctuations in regional demand patterns and economic factors -- The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. Economic slow-downs in regions served by us or changes in promotional programs offered by network operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. We believe our operations were adversely affected by an economic slow-down in the United States during the fourth quarter of 2000. We also believe that this economic slow-down will continue to impact our operations in 2001. Although the factors impacting our United States demand are currently expected to improve during the second half of 2001, approximately 35% of our revenues and 53% of our operating income from recurring operations was generated in our North America region during 2000. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations.

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

      We have incurred significant losses during certain quarterly periods -- Although we achieved a profit during each quarter in the year ended December 31, 2000, we incurred net losses for each of the first two quarters of 1999 and a net loss of $87.8 million for the year ended December 31, 1999. We also incurred a net loss of $19.8 million for the three months ended December 31, 1998. The net loss for 1999 includes approximately $79.6 million of restructuring and other unusual charges as well as the cumulative effect of an accounting change of $13.4 million. The net loss for the three months ended December 31, 1998 includes approximately $37.6 million of trading and other unusual charges resulting from our decision to eliminate our trading activities and sales to other distributors (see Note 2 to the Consolidated Financial Statements). Several business factors appear to have contributed to our losses in these periods including an inadequate supply of products for sale through our distribution services, our inability to replace, during 1999, revenues which had been generated by the trading business that we exited in the fourth quarter of 1998, the impacts of the devaluation of the Brazilian Real and price competition from trading companies in our Asia-Pacific and Latin America divisions. We may incur additional future losses.

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

                                               NUMBER OF         AGGREGATE      APPROXIMATE
                                              LOCATIONS(1)    SQUARE FOOTAGE    MONTHLY RENT
                                              ------------    --------------    ------------
North America............................           3             823,410        $430,000
Asia-Pacific.............................           7             104,269          43,000
Europe, Middle East and Africa...........          10             175,428          94,000
Latin America............................           6             218,360          50,000
                                                 ----           ---------        --------
                                                   26           1,321,467        $617,000
                                                 ====           =========        ========

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company utilizes the services of a third party for the purchase of corporate gifts, promotional items and standard and personalized corporate stationery. Prior to June 1, 2000 Mrs. Judy Laikin, the mother of Robert J. Laikin, the Company's Chief Executive Officer, owned this third party. For the year ended December 31, 2000, the Company purchased approximately $186,400 of services and products from this entity. The Company believes these purchases by the Company were made on terms no less favorable than could be made from an unrelated party.

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

99          Cautionary Statements (22)

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

                                          BRIGHTPOINT, INC.

Date: February 28, 2002                   /s/ ROBERT J. LAIKIN
                                          -------------------------------
                                          By: Robert J. Laikin
                                          Chairman of the Board and
                                          Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                                        DATE
/s/ ROBERT J. LAIKIN          Chairman of the Board                        February 28, 2002
------------------------
Robert J. Laikin              Chief Executive Officer and
                              Director (Principal Executive Officer)

/s/ J. MARK HOWELL            President, Chief Operating Officer and       February 28, 2002
------------------------
J. Mark Howell                Director

/s/ PHILLIP A. BOUNSALL       Executive Vice President and Chief           February 28, 2002
------------------------
Phillip A. Bounsall           Financial Officer (Principal Financial
                              Officer and Principal Accounting Officer)

/s/ JOHN W. ADAMS             Director                                     February 28, 2002
------------------------
John W. Adams

/s/ ROLLIN M. DICK            Director                                     February 28, 2002
------------------------
Rollin M. Dick

/s/ STEPHEN H. SIMON          Director                                     February 28, 2002
------------------------
Stephen H. Simon

/s. JERRE L. STEAD            Director                                     February 28, 2002
------------------------
Jerre L. Stead

/s/ TODD H. STUART            Director                                     February 28, 2002
------------------------
Todd H. Stuart

                              Director                                     February 28, 2002
------------------------
Robert F. Wagner

                                                                      APPENDIX A

FINANCIAL
INFORMATION
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


Report of Independent Auditors ..................................      A-2

Management's Responsibility for Financial Statements ............      A-2

Overview and Recent Developments ................................      A-3

Operating Segments ..............................................      A-7

Future Operating Results ........................................      A-8

Consolidated Statements of Operations and Analysis ..............      A-9

Consolidated Balance Sheets and Statements of
   Cash Flows and Analysis ......................................     A-15

Consolidated Statements of Stockholders' Equity .................     A-20

Financial Market Risk Management ................................     A-21

Notes to Consolidated Financial Statements ......................     A-22

Other Information ...............................................     A-46

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000, on pages A - 9, A - 15, A - 16, A - 20, and A - 22 through A - 45 and the information appearing under the caption "Operating Segments" on pages A - 7 and A - 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                           /s/ Ernst & Young LLP

Indianapolis, Indiana
January 22, 2001, except for Notes 8 and 17, as to which the dates are November 16, 2001 and January 31, 2002, respectively

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

         On November 13, 2001, the Company announced that it would restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. On January 31, 2002, the Company announced that it would further restate its financial statements for the same periods. As more fully discussed in Note 17 to the Consolidated Financial Statements, the Company entered into an agreement with an insurance company, effective in 1998, relating to retrospective and prospective loss occurrences. The retrospective occurrences related primarily to previously reported losses the Company had sustained in its trading division, an operation that the Company closed in 1998. The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including the Company's accounting treatment of the agreement with the insurance company referenced above. In addition, certain officers or employees of the Company have provided testimony to the SEC and the Company believes that the staff of the SEC will subpoena additional testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the agreement with the insurance company and the accounting for the related transactions. In November of 2001, the Company and its independent auditors believed that insurance expense should have been accrued at the date the Company entered into the agreement, rather than prospectively over the periods covered by the agreement because the Company could not allocate the costs of the agreement between the retrospective and prospective loss occurrences. Accordingly, the Company's November 2001 restatement of its financial statements included an accrual in 1998 of approximately $15 million of insurance expense related to this agreement. In January 2002, the Company's Board of Directors appointed an independent member of the Board to conduct an investigation of the circumstances surrounding the procurement and accounting treatment of the agreement with the insurance company and related matters. The independent member of the Board retained counsel to assist in the investigation and their report was made to the Board in February 2002. This report included findings and recommendations concerning the investigation and the independent members of the Board unanimously approved and adopted such findings and recommendations. In late January 2002, the Company and its independent auditors reviewed the results of the termination of the retrospective portion of the agreement and determined that the appropriate accounting method for the agreement is deposit accounting. Deposit accounting requires treating the Company's payments under this agreement as deposits rather than as premiums and the Company's receipts under the agreement as withdrawals rather than claims paid by the insurance company, resulting in no income or expense recognition during the term of the agreement. As a result of adopting this accounting method, the Company i) wrote-off an insurance receivable of approximately $12 million during the quarter ended December 31, 1998, ii) wrote-off an insurance premium payable of approximately $15 million during the quarter ended December 31, 1998, iii) reversed collectibility reserves that had previously been applied to the aforementioned insurance receivables, iv) recorded the applicable income tax impacts of the foregoing actions and v) did not recognize an anticipated gain related to the termination of the retrospective portion of the agreement in the quarter ended December 31, 2001. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on the Company's cash flow and will have no material effect on its financial position at any future date. See Note 17 to the Consolidated Financial Statements for further discussion.

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

As a result of actions taken in accordance with the Restructuring Plan, the Company recorded restructuring and other unusual charges in 1999 of approximately $79.6 million. Adjustments to the charge subsequent to its initial recording in 1999 have not been significant. The charges included the write-off of goodwill and investments related to the eliminated or terminated operations, as well as losses on the disposals of fixed and other assets and cash expenses of approximately $5.9 million related to lease and employee terminations and other exit costs. These amounts which total $61.3 million are recorded in the "Trading, restructuring and other unusual charges" line in the Consolidated Statements of Operations, as restated. The non-recurring charges also include the write-down of inventory (totaling $9.6 million and included in the "Cost of revenue" line) and accounts receivable (totaling $5.2 million and included in the "Selling, general and administrative expenses" line) to their estimated net realizable value. Tax assets totaling $3.5 million were also written off as part of the Restructuring Plan. The Company's execution of the Restructuring Plan has been substantially completed and no further revisions or adjustments to these charges are expected in future periods.

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

In connection with these actions, the Company recorded non-recurring and unusual charges of approximately $37.6 million ($31.7 million net of related tax benefits) in 1998. These charges included approximately $34.0 million to adjust assets affected by these actions to their net realizable value and approximately $3.6 million for employee termination and other costs related to the discontinuation of the trading division. The assets impaired included accounts receivable generated from sales to trading companies, inventory prepayments to trading companies, inventories purchased from trading companies, accounts receivable generated by the sale of products to other distributors and supplier credits related to the purchase of products for these channels. These non-recurring and unusual charges are recorded in the Company's restated Consolidated Statements of Operations as follows (in millions):

Cost of revenue                                                          $ 21.2
Selling, general and administrative expenses                               12.8
Trading, restructuring and other unusual charges                            3.6
                                                                         ------
                                                                         $ 37.6
                                                                         ======

 ACQUISITIONS AND DIVESTITURES

The Company completed the following purchase acquisitions and divestitures during the past three years.

2000

- Acquired Advanced Portable Technologies Pty Ltd - a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand.

1999

- Acquired Cellular Services S.A. - a provider of integrated logistics services in the wireless communications industry in Brazil.

- Sold WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom.

- Pursuant to its Restructuring Plan, terminated or disposed of certain operations in the United Kingdom, Argentina, Taiwan, China and Poland.

1998

- Acquired the business and either all of the equity interests or certain net assets of:

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

                                                                                                                 Trading,
                           Revenues from                          Total         Allocated      Allocated     Restructuring and
                             External      Income (Loss) from    Segment        Interest        Income        Other Unusual
                             Customers       Operations (1)       Assets        Expense (2)     Taxes (2)      Charges (3)
                          ---------------------------------------------------------------------------------------------------
1998:
North America              $   480,665         $  22,740         $247,938        $ 5,083        $ 3,078            $    --
Asia-Pacific                   518,562             2,517          159,730          3,442          3,241             15,152
Europe, Middle East
and Africa                     385,809            (4,887)         184,528          2,555          2,798             20,415
Latin America                  199,162             8,459          107,144          1,682          2,095              2,000
                           -----------------------------------------------------------------------------------------------
                           $ 1,584,198         $  28,829         $699,340        $12,762        $11,212            $37,567
                           ===============================================================================================

1999:
North America              $   757,146         $  24,722         $328,688        $ 3,616        $ 7,891            $    --
Asia-Pacific                   432,821           (32,686)         104,233          3,583          2,567             34,350
Europe, Middle East
and Africa                     330,872           (38,533)         103,913          3,542          2,712             38,316
Latin America                  247,282              (765)          80,666          2,152             (5)             3,394
                           -----------------------------------------------------------------------------------------------
                           $ 1,768,121         $ (47,262)        $617,500        $12,893        $13,165            $76,060
                           ===============================================================================================

2000:
North America              $   697,235         $  29,392         $308,218        $ 5,195        $ 7,659            $ 6,972
Asia-Pacific                   557,475            22,110          120,386          2,790          6,055               (705)
Europe, Middle East
and Africa                     444,585            13,263          146,551          2,513          2,929               (142)
Latin America                  277,996            (2,628)         112,632          1,293         (1,651)                --
                           -----------------------------------------------------------------------------------------------
                           $ 1,977,291         $  62,137         $687,787        $11,791        $14,992            $ 6,125
                           ===============================================================================================


(1) Includes $37.6 million, $76.1 million, and $6.1 million of trading, restructuring and other unusual charges in 1998, 1999 and 2000, respectively.

(2) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

(3) In 1998 and 1999, a portion of these charges are included under the captions "Cost of revenue" and "Selling, general and administrative expenses," in the Consolidated Statements of Operations depending upon their nature. See Note 2 to the Consolidated Financial Statements.

Additional segment information is as follows (in thousands):

External revenue by service line:            1998              1999              2000
                                         ----------------------------------------------
Wireless handset sales                   $1,345,896        $1,342,814        $1,569,777
Wireless accessory programs                 147,246           266,193           221,967
Integrated logistics services                91,056           159,114           185,547
                                         ----------------------------------------------
                                         $1,584,198        $1,768,121        $1,977,291
                                         ==============================================

                                                     DECEMBER 31
                                      -----------------------------------------
                                         1998            1999            2000
                                      -----------------------------------------
Long-lived assets:
North America                         $ 38,571        $ 42,144        $ 41,922
Asia-Pacific                            40,824          29,008          28,310
Europe, Middle East and Africa          73,200          32,806          36,134
Latin America                           11,484          14,668          18,615
                                      ----------------------------------------
                                      $164,079        $118,626        $124,981
                                      ========================================

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

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                                                     YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------------
                                                                          1998                1999                2000
                                                                     --------------------------------------------------
                                                                                   (AS RESTATED, SEE NOTE 17)
Revenue                                                              $ 1,584,198         $ 1,768,121         $1,977,291
Cost of revenue                                                        1,460,825           1,636,207          1,806,731
                                                                     --------------------------------------------------
Gross profit                                                             123,373             131,914            170,560
Selling, general and administrative expenses                              90,980             117,925            102,298
Trading, restructuring and other unusual charges                           3,564              61,251              6,125
                                                                     --------------------------------------------------
Income (loss) from operations                                             28,829             (47,262)            62,137

Interest expense                                                          12,762              12,893             11,791
Other (income) expenses                                                   (2,523)              1,216              1,656
                                                                     --------------------------------------------------
Income (loss) before income taxes, minority interest,
     accounting change and extraordinary gain                             18,590             (61,371)            48,690
Income taxes                                                              11,212              13,165             14,992
                                                                     --------------------------------------------------
Income (loss) before minority interest, accounting change and
       extraordinary gain                                                  7,378             (74,536)            33,698

Minority interest                                                           (151)                (93)                 3
                                                                     --------------------------------------------------
Income (loss) before accounting change and extraordinary gain              7,529             (74,443)            33,695
Cumulative effect of accounting change, net of tax                            --             (13,404)                --
Extraordinary gain on debt extinguishment, net of tax                         --                  --              9,988
                                                                     --------------------------------------------------
Net income (loss)                                                    $     7,529         $   (87,847)        $   43,683
                                                                     ==================================================
Basic per share:
     Income (loss) before accounting change and
           extraordinary gain                                        $      0.14         $     (1.40)        $     0.61
     Cumulative effect of accounting change, net of tax                       --               (0.25)                --
     Extraordinary gain on debt extinguishment, net of tax                    --                  --               0.18
                                                                     --------------------------------------------------
     Net income (loss)                                               $      0.14         $     (1.65)        $     0.79
                                                                     ==================================================
Diluted per share:
     Income (loss) before accounting change and
           extraordinary gain                                        $      0.14         $     (1.40)        $     0.60
     Cumulative effect of accounting change, net of tax                       --               (0.25)                --
     Extraordinary gain on debt extinguishment, net of tax                    --                  --               0.18
                                                                     --------------------------------------------------
     Net income (loss)                                               $      0.14         $     (1.65)        $     0.78
                                                                     ==================================================
Weighted average common shares outstanding:
     Basic                                                                52,818              53,290             55,461
                                                                     ==================================================
     Diluted                                                              53,483              53,290             56,105
                                                                     ==================================================

See accompanying notes.

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED

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

RECURRING OPERATIONS - RESTATED

REVENUE

(In thousands)                       1998               1999           Change           2000           CHANGE
-------------------------------------------------------------------------------------------------------------
Revenue                          $ 1,264,778        $ 1,647,478          30%         $ 1,977,291        20%
=============================================================================================================

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

RECURRING OPERATIONS - RESTATED

REVENUE BY SERVICE LINE

(In thousands)                          1998                      1999                     2000
---------------------------------------------------------------------------------------------------------
Wireless handset sales               $1,054,320    84%        $1,245,493     76%        $1,569,777    79%
Wireless accessory programs             129,337    10%           263,934     16%           221,967    11%
Integrated logistics services            81,121     6%           138,051      8%           185,547    10%
                                     --------------------------------------------------------------------
Total                                $1,264,778   100%        $1,647,478    100%        $1,977,291   100%
---------------------------------------------------------------------------------------------------------

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

REVENUE BY DIVISION

(In thousands)                            1998                      1999                     2000
-----------------------------------------------------------------------------------------------------------
North America                         $  480,665     38%        $  757,146    46%        $  697,235     35%
Asia-Pacific                             406,454     32%           341,097    21%           557,475     28%
Europe, Middle East and Africa           178,510     14%           301,953    18%           444,585     23%
Latin America                            199,149     16%           247,282    15%           277,996     14%
                                      ---------------------------------------------------------------------
Total                                 $1,264,778    100%        $1,647,478   100%        $1,977,291    100%
-----------------------------------------------------------------------------------------------------------

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

GROSS PROFIT

(In thousands)             1998             1999           Change         2000        CHANGE
--------------------------------------------------------------------------------------------
Gross profit          $ 122,499        $ 139,754            14%        $ 170,560        22%

Gross margin                9.7%             8.5%                          8.6%
--------------------------------------------------------------------------------------------

Gross profit in 2000 increased 22% from 1999 to approximately $171 million, and gross profit in 1999 increased 14% from the prior year to approximately $140 million. These increases were due primarily to the increases in revenue. Gross margins for 2000 were consistent with 1999, due to a shift in service line mix from higher-margin accessory programs to lower margin handset sales which was offset by improved profitability in existing accessory programs. Gross margins were lower in 1999 compared to 1998 due to pressure on handset margins and increased costs of revenue across all service lines (in total and as a percent of revenue).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In thousands)                                      1998            1999    Change         2000    CHANGE
---------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses   $  61,820       $  99,741     61%        $ 102,276    3%

As a percent of revenue                              4.9%            6.1%                   5.2%
---------------------------------------------------------------------------------------------------------

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

INCOME FROM OPERATIONS

(In thousands)                    1998           1999         Change         2000        CHANGE
-----------------------------------------------------------------------------------------------
Income from operations         $60,679        $40,013         (34%)        $68,284        71%

As a percent of revenue            4.8%           2.4%                         3.5%
-----------------------------------------------------------------------------------------------

In 2000, income from operations increased by 71% to approximately $68.3 million, and the operating margin (income from operations as a percent of revenue) also increased from 2.4% in 1999 to 3.5% in 2000. The increase in operating income is due primarily to increased revenue in 2000. The increase in operating margin is due primarily to the decrease in selling, general and administrative expenses as a percent of revenue. In 1999, income from recurring operations decreased by 34% to approximately $40.0 million, and the operating margin also decreased from 4.8% in 1998 to 2.4% in 1999. These decreases were primarily the result of the decrease in gross margin and from the increase in selling, general and administrative expenses as a percent of revenue.

NET INCOME

(In thousands, except per share data)               1998          1999           Change        2000      CHANGE
---------------------------------------------------------------------------------------------------------------
Net income                                      $   37,593    $   15,950         (58%)        $37,151     133%
As a percent of revenue                                3.0%          1.0%                         1.9%

Net income per share
-   Basic                                       $     0.71    $     0.30         (58%)        $  0.67     123%
-   Diluted                                     $     0.70    $     0.29         (59%)        $  0.66     128%

Weighted average shares outstanding
-   Basic                                           52,818        53,290           1%          55,461       4%
-   Diluted                                         53,483        54,145           1%          56,105       4%
--------------------------------------------------------------------------------------------------------------

Net income from operations in 2000 increased by 133% compared to 1999. This increase was due primarily to the increase in income from operations as well as a decrease in the effective income tax rate to 32% in 2000 from 42% in 1999 reflecting a decrease in the percentage of taxable income generated during 2000 in higher tax rate jurisdictions. The decrease in net income from recurring operations of 58% in 1999 when compared to 1998 resulted primarily from the decrease in operating margins. In addition, the effective tax rate increased in 1999 to approximately 42% from 29% in 1998. Changes in the effective tax rate are due generally to the amount and geographic dispersion of pretax income.

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

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                  DECEMBER 31
                                                          ---------------------------
                                                             1999              2000
                                                          ---------         ---------
                                                           (AS RESTATED, SEE NOTE 17)
ASSETS
Current assets:
  Cash and cash equivalents                               $  85,261         $  79,718
  Accounts receivable (less allowance for doubtful
    accounts of $6,220 in 1999 and $6,548 in 2000)          231,041           208,181
  Inventories                                               140,758           225,337
  Other current assets                                       41,814            49,570
                                                          ---------         ---------
Total current assets                                        498,874           562,806

Property and equipment                                       36,250            36,763
Goodwill and other intangibles                               71,253            72,390
Other assets                                                 11,123            15,828
                                                          ---------         ---------
Total assets                                              $ 617,500         $ 687,787
                                                          =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 190,524         $ 233,802
  Accrued expenses                                           47,313            61,447
                                                          ---------         ---------
Total current liabilities                                   237,837           295,249
                                                          ---------         ---------
Long-term debt:
    Line of credit                                           46,022            53,685
    Convertible notes                                       184,864           144,756
                                                          ---------         ---------
Total long-term debt                                        230,886           198,441
                                                          ---------         ---------
Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                  --                --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 54,654 and 55,763 issued and
    outstanding in 1999 and 2000, respectively                  547               558
  Additional paid-in capital                                204,283           213,714
  Retained earnings (deficit)                               (37,427)            6,256
  Accumulated other comprehensive loss                      (18,626)          (26,431)
                                                          ---------         ---------
Total stockholders' equity                                  148,777           194,097
                                                          ---------         ---------
Total liabilities and stockholders' equity                $ 617,500         $ 687,787
                                                          =========         =========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                  YEAR ENDED DECEMBER 31
                                                                    --------------------------------------------
                                                                        1998              1999            2000
                                                                    ---------         ---------         --------
                                                                              (AS RESTATED, SEE NOTE 17)
OPERATING ACTIVITIES
Net income (loss)                                                   $   7,529         $ (87,847)        $ 43,683

Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                     11,342            15,034           14,142
       Amortization of debt discount                                    5,587             7,179            7,169
     Cumulative effect of accounting change, net of tax                    --            13,404               --
       Income tax benefits from exercise of stock options               4,961             1,557            2,717
     Extraordinary gain on debt extinguishment, net of tax                 --                --           (9,988)
     Trading, restructuring and other unusual charges                  37,567            79,564            6,125
     Net investment gain                                                 (572)               --               --
     Minority interest and deferred taxes                               3,680             1,102           (1,911)
     Changes in operating assets and
       liabilities, net of effects from acquisitions:
         Accounts receivable                                          (71,704)           17,930           10,667
         Inventories                                                  (64,568)            6,874          (86,351)
         Other operating assets                                         9,516               117            3,190
         Accounts payable and accrued expenses                         55,273            53,110           47,453
                                                                    ---------         ---------         --------
Net cash provided (used) by operating activities                       (1,389)          108,024           36,896

INVESTING ACTIVITIES
Capital expenditures                                                  (30,120)          (13,716)         (14,664)
Sales of marketable securities, net of transaction costs                3,263                --               --
Purchase acquisitions, net of cash acquired                           (48,978)           (5,608)          (6,215)
Decrease (increase) in funded contract financing receivables            5,842             6,065           (4,210)
Decrease (increase) in other assets                                   (21,974)              170              108
                                                                    ---------         ---------         --------
Net cash used by investing activities                                 (91,967)          (13,089)         (24,981)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facility                  (37,713)          (62,998)           7,682
Repurchase of convertible notes                                            --                --          (29,329)

Net proceeds from issuance of convertible notes                       166,088                --               --

Proceeds from common stock issuances under employee stock
       option and purchase plans                                       11,861             5,082            6,724
                                                                    ---------         ---------         --------
Net cash provided (used) by financing activities                      140,236           (57,916)         (14,923)

Effect of exchange rate changes on cash and cash equivalents             (293)           (1,286)          (2,535)
                                                                    ---------         ---------         --------
Net increase (decrease) in cash and cash equivalents                   46,587            35,733           (5,543)
Cash and cash equivalents at beginning of year                          2,941            49,528           85,261
                                                                    ---------         ---------         --------
Cash and cash equivalents at end of year                            $  49,528         $  85,261         $ 79,718
                                                                    =========         =========         ========

See accompanying notes.

ANALYSIS OF THE CONSOLIDATED BALANCE SHEETS AND
STATEMENTS OF CASH FLOWS - RESTATED

(dollars in thousands)                                 1998             1999            2000
                                                    ------------------------------------------
Working capital                                     $ 349,248         $261,037        $267,557
Cash provided (used) by operating activities           (1,389)         108,024          36,896
Cash operating profit (EBITDA)                         72,021           55,047          82,426
Current ratio                                        2.88 : 1         2.10 : 1        1.91 : 1
Average days revenue in accounts receivable                44               43              33
Average inventory turnover                                 10               12               9
Average days costs in accounts payable                     20               32              40
Cash conversion cycle days                                 61               41              34
----------------------------------------------------------------------------------------------

The Company has historically satisfied its working capital requirements principally through cash operating profit (also referred to as EBITDA and calculated as income from recurring operations plus depreciation and amortization expense), vendor financing, bank borrowings and the issuance of equity and debt securities. The Company believes that cash operating profit will be sufficient to continue funding its short-term capital requirements, however, significant changes in the Company's business model or expansion of operations in the future may require the Company to raise additional capital. The Company generated cash operating profit of approximately $72.0 million, $55.0 million and $82.4 million in 1998, 1999 and 2000, respectively. The increase in 2000 and the decrease in 1999 in cash operating profit resulted from the corresponding changes in income from recurring operations.

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

The increase in shareholders' equity from 1999 to 2000 of $45.3 million resulted from net income in 2000 of $43.7 million and funds generated from the exercise of stock options of $9.4 million, partially offset by an increase in accumulated other comprehensive loss of $7.8 million. The increase in accumulated other comprehensive loss was primarily the result of foreign currency translation adjustments, due particularly to the strengthening of the U.S. Dollar in 2000. These adjustments are recorded in accumulated other comprehensive income (loss) when the Company translates its foreign currency denominated assets and liabilities to the U.S. Dollar at the end of each accounting period.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED, SEE NOTE 17) (Amounts in thousands)

                                                                                        ACCUMULATED
                                                              ADDITIONAL     RETAINED      OTHER          TOTAL
                                                   COMMON      PAID-IN      EARNINGS    COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                                   STOCK       CAPITAL      (DEFICIT)   INCOME (LOSS)     EQUITY      INCOME (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                          $504      $160,387      $42,891      $ (4,491)       $ 199,291
1998 Activity:
  Net income                                          --            --        7,529            --            7,529       $   7,529
  Other comprehensive income (loss):
    Currency translation of foreign investments       --            --           --        (3,514)          (3,514)         (3,514)
   Unrealized loss on derivatives, net of tax         --            --           --          (762)            (762)           (762)
       benefit
     Reclassification of marketable securities        --            --           --            74               74              74
        losses, net of income tax benefit of $49
  Exercise of stock options and related income        19        16,803           --            --           16,822
    tax benefit
  Purchase acquisitions                                5         7,176           --            --            7,181
                                                    -------------------------------------------------------------------------------
Balance at December 31, 1998                         528       184,366       50,420        (8,693)         226,621        $  3,327
                                                                                                                         =========
1999 Activity:
  Net loss                                            --            --      (87,847)           --          (87,847)       ($87,847)
  Other comprehensive income (loss):
    Currency translation of foreign                   --            --           --       (10,750)         (10,750)        (10,750)
         investments
    Unrealized gain on derivatives, net of            --            --           --           817              817             817
          income tax
  Exercise of stock options and related income         8         6,631           --            --            6,639
     tax benefit
  Purchase acquisition                                11        13,286           --            --           13,297
                                                    -------------------------------------------------------------------------------
Balance at December 31, 1999                         547       204,283      (37,427)      (18,626)          148,777       ($97,780)
                                                                                                                         =========
2000 ACTIVITY:
  NET INCOME                                          --            --       43,683            --           43,683       $  43,683
  OTHER COMPREHENSIVE INCOME (LOSS):
    CURRENCY TRANSLATION OF FOREIGN                   --            --           --        (7,939)          (7,939)         (7,939)
          INVESTMENTS
    UNREALIZED GAIN ON DERIVATIVES, NET OF            --            --           --           134              134             134
          INCOME TAX
  COMMON STOCK ISSUED IN CONNECTION WITH
     EMPLOYEE STOCK OPTION AND PURCHASE
     PLANS AND RELATED INCOME TAX BENEFIT             11         9,431           --            --            9,442
                                                    -------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                        $558      $213,714      $ 6,256      $(26,431)       $ 194,097        $ 35,878
                                                    ===============================================================================


See accompanying notes.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 1998, 1999 and 2000 (in thousands, except per share data) as restated (see Note 17 to the Consolidated Financial Statements):


                                                                        YEAR ENDED DECEMBER 31
                                                                   1998           1999           2000
                                                                  ------------------------------------
Income (loss) before accounting change and
   extraordinary gain                                             $ 7,529      $  (74,443)      $33,695
Cumulative effect of accounting change, net of tax                     --         (13,404)           --
Extraordinary gain on debt extinguishment, net of tax                  --              --         9,988
                                                                  -------------------------------------
Net income (loss)                                                 $ 7,529      $  (87,847)      $43,683
                                                                  =====================================
Basic:
   Weighted average shares outstanding                             52,818          53,290        55,461
                                                                  =====================================
   Per share amount:
        Income (loss) before accounting change and
             extraordinary gain                                   $  0.14      $    (1.40)      $  0.61
       Cumulative effect of accounting change, net of tax              --           (0.25)           --
       Extraordinary gain on debt extinguishment, net of tax           --              --          0.18
                                                                  -------------------------------------
       Net income (loss)                                          $  0.14      $    (1.65)      $  0.79
                                                                  =====================================
Diluted:
   Weighted average shares outstanding                             52,818          53,290        55,461
   Net effect of dilutive stock options and stock
      warrants - based on the treasury stock method using
      average market price                                            665              --           644
                                                                  -------------------------------------
   Total weighted average shares outstanding                       53,483          53,290        56,105
                                                                  =====================================
    Per share amount:
       Income (loss) before accounting change and
             extraordinary gain                                   $ 0. 14      $    (1.40)      $  0.60
       Cumulative effect of accounting change, net of tax              --           (0.25)           --
       Extraordinary gain on debt extinguishment, net of tax           --              --          0.18
                                                                  -------------------------------------
       Net income (loss)                                           $0. 14      $    (1.65)      $  0.78
                                                                  =====================================

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

OPERATING SEGMENTS

The Company's operations are divided into four separately managed segments. See additional information on Operating Segments on pages A - 7 and A - 8.

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

As a result of actions taken in accordance with the Restructuring Plan, the Company recorded restructuring and other unusual charges totaling approximately $78.7 million in 1999 and 2000 as follows (in millions):

    Non-cash charges:
       Impairment of goodwill and investments in joint operations     $  38.5
       Impairment of accounts receivable and inventories of
          restructured operations                                        12.0
       Impairment of accounts receivable related to elimination
          of sales to other distributors                                  8.0
       Impairment of fixed assets                                         7.1
       Write-off of deferred tax assets                                   3.5
       Write-off of cumulative foreign currency translation
          adjustments                                                     1.8
       Other                                                              1.9
                                                                      -------
                                                                         72.8
                                                                      -------
    Cash charges:
       Employee termination costs                                         3.2
       Lease termination costs                                            1.0
       Other exit costs                                                   1.7
                                                                      -------
                                                                          5.9
                                                                      -------
                                                                      $  78.7
                                                                      =======

The Company's execution of the Restructuring Plan has been substantially completed and no further revisions or adjustments to these charges are expected in future periods. The aforementioned charges and related adjustments have been recorded within the following captions in the restated Consolidated Statements of Operations for 1999 and 2000 (in millions):

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                         1999              2000
                                                        ------            ------
   Cost of revenue                                      $  9.6            $    -
   Selling, general and administrative expenses            5.2                 -
   Trading, restructuring and other unusual charges       61.3              (0.9)
   Income taxes                                            3.5                 -
                                                        ------            ------
                                                        $ 79.6            $ (0.9)
                                                        ======            ======

At December 31, 2000, the Company had no significant reserves or assets held for disposal related to the 1999 Restructuring Plan.

1998

The Company recorded non-recurring and unusual charges totaling approximately $29.6 million ($25.6 million net of related tax benefits) in 1998 related to the elimination of its trading division. The Company decided to cease its trading activities primarily because (i) those activities were not consistent with its strategy of emphasizing relationships with wireless equipment manufacturers and network operators, (ii) the margins earned on the trading activities were rapidly decreasing and (iii) the Company had increasing concerns about the business practices of many trading companies.

The trading charges consisted of the following (in thousands):

Impairment of trading accounts receivable                                   $  9,652
Impairment of inventory prepayments and trading-related inventory losses      16,935
Losses upon liquidation of trading inventories                                 1,484
Legal and professional fees                                                      894
Employee termination costs                                                       602
                                                                            --------
                                                                            $ 29,567
                                                                            ========

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

These non-recurring and unusual charges are recorded in the Company's restated Consolidated Statements of Operations as follows (in millions):

       Cost of revenue                                                 $ 21.2
       Selling, general and administrative expenses                      12.8
       Trading, restructuring and other unusual charges                   3.6
                                                                       ------
                                                                       $ 37.6
                                                                       ======

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

7. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                               DECEMBER 31
                                                         -----------------------
                                                           1999           2000
                                                         -----------------------
Furniture and equipment                                  $ 13,976       $ 16,383
Information systems equipment and software                 37,923         43,565
Leasehold improvements                                      6,497          7,858
                                                         -----------------------
                                                           58,396         67,806
Less accumulated depreciation                              22,146         31,043
                                                         -----------------------
                                                         $ 36,250       $ 36,763
                                                         =======================

Depreciation expense charged to operations was $8.6 million, $12.5 million and $11.6 million in 1998, 1999 and 2000, respectively.

8. LONG-TERM DEBT

On July 27, 1999, the Company amended and restated its five-year senior secured revolving line of credit facility (the Facility) with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). The Facility, subject to various restrictions, allows for borrowings of up to $175 million, matures in June 2002, and generally bears interest, at the Company's option, at (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50%, or (ii) the rate at which deposits in United States Dollars or Euro currencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points (based on the Company's leverage ratio defined in the Facility) plus a spread reserve, if any. Borrowings by the Company's non-United States subsidiaries bear interest at various rates based on the type and term of advance selected and the prevailing interest rates of the country in which the subsidiary is domiciled.

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

9. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes, minority interest, accounting change and extraordinary gain, by tax jurisdiction, is comprised of the following (in thousands):

                                                  Year ended December 31
                                           -------------------------------------
                                             1998          1999           2000
                                           -------------------------------------
United States                              $ 11,640     $ (14,046)     $   3,963
Foreign                                       6,950       (47,325)        44,727
                                           -------------------------------------
                                           $ 18,590     $ (61,371)     $  48,690
                                           =====================================

The reconciliation for 1998, 1999 and 2000 of income tax expense computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                              ------------------------
                                                               1998     1999     2000
                                                              ------------------------
Tax at U.S. federal statutory rate                             35.0%    35.0%    35.0%
State and local income taxes, net of U.S. federal benefit       3.5     (0.7)     1.0
Foreign sales corporation and foreign taxes                    18.7    (51.4)    (7.9)
Other                                                           3.1     (4.4)     2.7
                                                              ------------------------
                                                               60.3%   (21.5)%   30.8%
                                                              ========================

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

Significant components of the provision for income taxes are as follows (in thousands):

                                             1998          1999          2000
                                           ------------------------------------
    Current:
       Federal                             $    608      $  4,084      $  6,465
       State                                    314           646           879
       Foreign                                6,459         7,240         9,562
                                           ------------------------------------
                                              7,381        11,970        16,906
                                           ------------------------------------
    Deferred:
       Federal                                3,313        (1,145)       (1,216)
       State                                    704           (588)        (444)
       Foreign                                 (186)        2,928          (254)
                                           ------------------------------------
                                              3,831         1,195        (1,914)
                                           ------------------------------------
                                           $ 11,212      $ 13,165      $ 14,992
                                           ====================================

Components of the Company's net deferred tax asset after valuation allowance are as follows (in thousands):

                                                               DECEMBER 31
                                                          ---------------------
                                                            1999         2000
                                                          ---------------------
  Deferred tax assets:
     Current:
        Capitalization of inventory costs                 $    545     $  1,598
        Allowance for doubtful accounts                      1,205        1,282
        Accrued liabilities and other                          500          859
     Noncurrent:
        Other long-term investments                          2,083        4,244
        Net operating losses and other carryforwards         7,026       14,290
                                                          ---------------------
                                                            11,359       22,273
     Valuation allowance                                    (5,800)     (13,938)
                                                          ---------------------
                                                             5,559        8,335
  Deferred tax liabilities:
     Noncurrent:
        Depreciation                                          (642)        (269)
        Other assets                                        (3,846)      (5,081)
                                                          ---------------------
                                                            (4,488)      (5,350)
                                                          ---------------------
                                                          $  1,071     $  2,985
                                                          =====================

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

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 1998 through 2000 is as follows:

                                               1998                         1999                         2000
                                     --------------------------------------------------------------------------------------
                                                     Weighted                     Weighted                     WEIGHTED
                                                     Average                      Average                      AVERAGE
                                                     Exercise                     Exercise                     EXERCISE
                                       Shares         Price         Shares         Price          SHARES        PRICE
                                     --------------------------------------------------------------------------------------
Options outstanding,
   beginning of year                  7,063,586   $         8.36   6,685,348   $         9.87   6,590,220   $         9.42
Options granted
                                      2,893,500            12.40   1,531,500             8.35   2,270,300            10.70
Options exercised
                                     (1,855,568)            6.46    (710,462)            7.31  (1,065,258)            6.22
Options canceled                     (1,416,170)           12.57    (916,166)           11.85    (453,459)           10.51
                                     --------------------------------------------------------------------------------------
Options outstanding,
   end of year                        6,685,348   $         9.87   6,590,220   $         9.42   7,341,803   $        10.21
                                     ======================================================================================
Options exercisable,
   end of year                        2,147,506   $         7.62   3,356,083   $         8.85   3,654,372   $        10.17
                                     ======================================================================================

Option price range at end of year                 $1.33 - $17.50               $3.84 - $19.06               $3.50 - $19.06
Option price range for
   exercised shares                               $1.33 - $11.20               $1.33 - $13.00               $3.84 - $11.20
Options available for grant
   at year end                                         1,353,462                    3,038,129                    1,221,288
Weighted average fair value
   of options granted during
   the year                                       $         4.96               $         3.81               $         5.09

The following table summarizes information about the fixed price stock options outstanding at December 31, 2000.

                                                                                 Exercisable
                                        Weighted                        --------------------------------
                        Number           Average                           Number
                     Outstanding at     Remaining        Weighted       Outstanding at       Weighted
     Range of         December 31,     Contractual       Average         December 31,        Average
 Exercise Prices         2000             Life        Exercise Price        2000          Exercise Price
--------------------------------------------------------------------------------------------------------
$  3.50 - $  6.00      1,209,499         4 years         $   4.53           269,853          $   4.30
$  6.23 - $  8.50      1,727,086         3 years         $   6.87         1,447,429          $   6.76
$  8.81 - $ 14.25      2,285,718         4 years         $  10.66         1,121,419          $  12.28
$ 14.38 - $ 19.06      2,119,500         3 years         $  15.68           815,671          $  15.27

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

                                                     1998      1999      2000
                                                    ---------------------------
Risk-free interest rate                              5.33%     6.10%     5.46%
Dividend yield                                       0.00%     0.00%     0.00%
Expected volatility                                   .67       .69       .72
Expected life of the options (years)                 2.42      2.67      2.76

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

                                                      1998        1999        2000
                                                    --------------------------------
Pro forma net income (loss)                         $  (285)   $ (92,381)   $ 38,710
Pro forma net income (loss) per share (diluted)     $ (0.01)   $   (1.74)   $   0.72


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

                                  1999                            2000
                      -------------------------------------------------------------
                        Cash Flow    Net Investment     CASH FLOW    NET INVESTMENT
                      -------------------------------------------------------------
Euro                  $       (407)   $    (2,489)    $       (291)   $    (3,819)
Hong Kong Dollar               285              -              (18)             -
Swedish Krona                    -           (543)               -         (1,207)
Australian Dollar                -            511                -         (1,425)
                      -------------------------------------------------------------
                      $       (122)   $    (2,521)    $       (309)   $    (6,451)
                      -------------------------------------------------------------

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

The aggregate future minimum payments on the above leases are as follows (in thousands):

YEAR ENDING
DECEMBER 31
-----------
2001                  $    10,594
2002                        8,483
2003                        7,606
2004                        6,988
2005                        6,047
THEREAFTER                 59,797
                      -----------
                      $    99,515
                      ===========

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

16. QUARTERLY RESULTS OF OPERATIONS - RESTATED (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2000                                            FIRST              SECOND              THIRD               FOURTH
----                                            -----              ------              -----               ------
REVENUE                                     $   477,772         $   461,810         $   517,360        $   520,349
GROSS PROFIT                                     43,079              44,516              42,971             39,994
NET INCOME BEFORE EXTRAORDINARY GAIN              7,239               9,905               9,170              7,381
NET INCOME                                        7,239               9,905               9,170             17,369

BASIC PER SHARE:
   INCOME BEFORE EXTRAORDINARY GAIN         $      0.13         $      0.18         $      0.16        $      0.13
   NET INCOME                               $      0.13         $      0.18         $      0.16        $      0.31

DILUTED PER SHARE:
   INCOME BEFORE EXTRAORDINARY GAIN         $      0.13         $      0.18         $      0.16        $      0.13
   NET INCOME                               $      0.13         $      0.18         $      0.16        $      0.31

1999                                            First              Second               Third             Fourth
----                                            -----              ------               -----             ------
Revenue                                     $   369,545         $   405,347         $   458,532        $   534,697
Gross profit                                     25,867              22,679              36,916             46,452
Net income (loss) before accounting
    change                                       (3,713)            (84,846)              3,310             10,806
Net income (loss)                               (17,117)            (84,846)              3,310             10,806

Basic per share:
   Income (loss) before accounting
     change                                 $     (0.07)        $     (1.59)        $      0.06        $      0.20

   Net income (loss)                        $     (0.32)        $     (1.59)        $      0.06        $      0.20

Diluted per share:
   Income (loss) before accounting
      change                                $     (0.07)        $     (1.59)        $      0.06        $      0.19

   Net income (loss)                        $     (0.32)        $     (1.59)        $      0.06        $      0.19

17. RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         On November 13, 2001, the Company announced that it would restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. On January 31, 2002, the Company announced that it would further restate its financial statements for the same periods. The restated financial statements reflect the correction of an error in applying generally accepted accounting principles pertaining to the accounting for an agreement that was entered into with an insurance company, effective in 1998, relating to retrospective and prospective loss occurrences. The retrospective occurrences related primarily to losses the Company had sustained and recorded in connection with its closure and discontinuance of its trading division in the fourth quarter of 1998. The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including the Company's accounting treatment of the agreement with the insurance company referenced above. In addition, certain officers or employees of the Company have provided testimony to the SEC and the Company believes that the staff of the SEC will subpoena additional testimony of certain officers and employees of the Company. In connection with those responses, the Company and its independent auditors reviewed the agreement with the insurance company and the accounting for the related transactions. In November of 2001, the Company and its independent auditors believed that insurance expense should have been accrued at the date the Company entered into the agreement, rather than prospectively over the periods covered by the agreement because the Company could not allocate the costs of the agreement between the retrospective and prospective loss occurrences. Accordingly, the Company's November 2001 restatement of its financial statements included an accrual in 1998 of approximately $15 million of insurance expense related to this agreement. In January 2002, the Company's Board of Directors appointed an independent member of the Board to conduct an investigation of the circumstances surrounding the procurement and accounting treatment of the agreement with the insurance company and related matters. The independent member of the Board retained counsel to assist in the investigation and their report was made to the Board in February 2002. This report included findings and recommendations concerning the investigation and the independent members of the Board unanimously approved and adopted such findings and recommendations. In late January 2002, the Company and its independent auditors reviewed the results of the termination of the retrospective portion of the agreement and determined that the appropriate accounting method for the agreement is deposit accounting. Deposit accounting requires treating the Company's payments under this agreement as deposits rather than as premiums and the Company's receipts under the agreement as withdrawals rather than claims paid by the insurance company, resulting in no income or expense recognition during the term of the agreement. As a result of adopting this accounting method, the Company i) wrote-off an insurance receivable of approximately $12 million during the quarter ended December 31, 1998, ii) wrote-off an insurance premium payable of approximately $15 million during the quarter ended December 31, 1998, iii) reversed collectibility reserves that had previously been applied to the aforementioned insurance receivables, iv) recorded the applicable income tax impacts of the foregoing actions and v) did not recognize an anticipated gain related to the termination of the retrospective portion of the agreement in the quarter ended December 31, 2001. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The Company believes that the restatement had no effect on the Company's cash flow and will have no material effect on its financial position at any future date.

         The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999 and 2000. All information in the following tables is presented in thousands, except per share data.

                                                                       1998             1999             2000
                                                                       ----             ----             ----
Income (loss) from operations as initially reported                 $ 41,486         $(52,750)        $ 59,791
    Effects of November 2001 insurance accounting correction         (15,103)           2,852            2,852
    Effects of January deposit accounting correction                   3,285            2,685              245
    Effects of adjustments previously deemed immaterial                 (839)             (49)            (751)
                                                                    --------         --------         --------
Income (loss) from operations as restated                           $ 28,829         $(47,262)        $ 62,137
                                                                    ========         ========         ========

Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as
    initially reported                                              $ 31,237         $(66,827)        $ 46,322
    Effects of November 2001 insurance accounting correction         (15,103)           2,852            2,852
    Effects of January 2002 deposit accounting correction              3,285            2,685              245
    Effects of adjustments previously deemed immaterial                 (829)             (81)            (729)
                                                                    --------         --------         --------
Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as restated            $ 18,590         $(61,371)        $ 48,690
                                                                    ========         ========         ========

Net income (loss) as initially reported                             $ 20,176         $(93,080)        $ 41,772
    Effects of November 2001 insurance accounting correction         (10,421)           1,968            1,968
    Effects of January 2002 deposit accounting correction             (1,397)           2,685              161
    Effects of adjustments previously deemed immaterial                 (829)             580             (218)
                                                                    --------         --------         --------
Net income (loss) as restated                                       $  7,529         $(87,847)        $ 43,683
                                                                    ========         ========         ========

Net income (loss) per share (basic) as initially reported           $   0.38         $  (1.75)        $   0.75
    Effects of November 2001 insurance accounting correction           (0.20)            0.04             0.04
    Effects of January 2002 deposit accounting correction              (0.03)            0.05               --
    Effects of adjustments previously deemed immaterial                (0.01)            0.01               --
                                                                    --------         --------         --------
Net income (loss) per share (basic) as restated                     $   0.14         $  (1.65)        $   0.79
                                                                    ========         ========         ========

Net income (loss) per share (diluted) as initially reported         $   0.38         $  (1.75)        $   0.74
    Effects of November 2001 insurance accounting correction           (0.20)            0.04             0.04
    Effects of January 2002 deposit accounting correction              (0.03)            0.05               --
    Effects of adjustments previously deemed immaterial                (0.01)            0.01               --
                                                                    --------         --------         --------
Net income (loss) per share (diluted) as restated                   $   0.14         $  (1.65)        $   0.78
                                                                    ========         ========         ========

The effects of the restatements on the Consolidated Balance Sheets are as follows (in thousands):

                                                                       1998              1999              2000
                                                                       ----              ----              ----
Total current assets as initially reported                          $ 549,225         $ 504,919         $ 566,678
    Effects of January 2002 deposit accounting correction             (11,818)           (6,281)           (3,184)
    Effects of adjustments previously deemed immaterial                (2,146)              236              (688)
                                                                    ---------         ---------         ---------
Total current assets as restated                                    $ 535,261         $ 498,874         $ 562,806
                                                                    =========         =========         =========

Total assets as initially reported                                  $ 714,450         $ 623,858         $ 691,659
    Effects of January 2002 deposit accounting correction             (11,818)           (6,281)           (3,184)
    Effects of adjustments previously deemed immaterial                (3,292)              (77)             (688)
                                                                    ---------         ---------         ---------
Total assets as restated                                            $ 699,340         $ 617,500         $ 687,787
                                                                    =========         =========         =========

Total current liabilities as initially reported                     $ 188,176         $ 236,781         $ 293,618
    Effects of November 2001 insurance accounting correction           10,421             8,454             6,487
    Effects of January 2002 deposit accounting correction             (10,421)           (7,569)           (4,634)
    Effects of adjustments previously deemed immaterial                (2,163)              171              (222)
                                                                    ---------         ---------         ---------
Total current liabilities as restated                               $ 186,013         $ 237,837         $ 295,249
                                                                    =========         =========         =========

Total stockholders' equity as initially reported                    $ 239,568         $ 156,191         $ 199,600
    Effects of November 2001 insurance accounting correction          (10,421)           (8,454)           (6,487)
    Effects of January 2002 deposit accounting correction              (1,397)            1,288             1,451
    Effects of adjustments previously deemed immaterial                (1,129)             (248)             (467)
                                                                    ---------         ---------         ---------
Total stockholders' equity as restated                              $ 226,621         $ 148,777         $ 194,097
                                                                    =========         =========         =========

OTHER INFORMATION

COMMON STOCK INFORMATION (UNAUDITED)

The Company's Common Stock is listed on the NASDAQ Stock Market(R) under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market(R).

2000                                HIGH                   LOW
----                                ----                   ---
FIRST QUARTER                      $ 16.31              $ 11.44
SECOND QUARTER                       12.94                 8.53
THIRD QUARTER                         9.50                 4.41
FOURTH QUARTER                        6.94                 3.34

1999                                High                   Low
----                                ----                   ---
First quarter                      $ 18.56               $ 5.81
Second quarter                        7.25                 5.31
Third quarter                         7.28                 3.53
Fourth quarter                       14.88                 6.84

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

SELECTED FINANCIAL DATA (AS RESTATED, SEE NOTE 17 TO THE CONSOLIDATED FINANCIAL STATEMENTS (1)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31
                                                     -------------------------------------------------------------------------------
                                                       1996             1997             1998              1999              2000
                                                       ----             ----             ----              ----              ----
Revenue (2)                                          $589,718       $1,006,116       $1,584,198       $ 1,768,121        $1,977,291
Gross profit (2)                                       45,840           85,171          123,373           131,914           170,560
Income (loss) from operations (2)                      24,991           41,862           28,829           (47,262)           62,137
Net income (loss) before accounting
    change and extraordinary gain                      11,037           25,510            7,529           (74,443)           33,695
Net income (loss)                                      11,037           25,510            7,529           (87,847)           43,683

Basic per share:
    Income (loss) before accounting change and
         extraordinary gain                          $   0.27       $     0.55       $     0.14       $     (1.40)       $     0.61
    Cumulative effect of accounting change,
         net of tax                                        --               --               --             (0.25)               --
    Extraordinary gain on debt extinguishment,
         net of tax                                        --               --               --                --              0.18
                                                     --------       ----------       ----------       -----------        ----------
    Net income (loss)                                $   0.27       $     0.55       $     0.14       $     (1.65)       $     0.79
                                                     ========       ==========       ==========       ===========        ==========

Diluted per share:
    Income (loss) before accounting change and
         extraordinary gain                          $   0.26       $     0.53       $     0.14       $     (1.40)       $     0.60
    Cumulative effect of accounting change,
         net of tax                                        --               --               --             (0.25)               --
    Extraordinary gain on debt extinguishment,
         net of tax                                        --               --               --                --              0.18
                                                     --------       ----------       ----------       -----------        ----------
    Net income (loss)                                $   0.26       $     0.53       $     0.14       $     (1.65)       $     0.78
                                                     ========       ==========       ==========       ===========        ==========

                                                                                      DECEMBER 31
                                                     -------------------------------------------------------------------------------
                                                       1996             1997             1998              1999              2000
                                                       ----             ----             ----              ----              ----
Working capital                                      $143,481       $  281,063       $  349,248       $   261,037        $  267,557
Total assets                                          299,045          456,702          699,340           617,500           687,787
Long-term obligations                                  79,894          146,963          286,706           230,886           198,441
Total liabilities                                     203,125          257,411          472,719           468,723           493,690
Stockholders' equity                                   94,982          199,291          226,621           148,777           194,097

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

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
Report of Independent Auditors on Financial Statement Schedule..........    F-1
Consent of Ernst & Young LLP............................................    F-2
Financial Statement Schedule for the years 2000, 1999 and 1998:
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.....................    F-3

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the Consolidated Financial Statements of Brightpoint, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 22, 2001 (except for Notes 8 and 17, as to which the dates are November 16, 2001 and January 31, 2002, respectively). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K/A Amendment No. 3. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
January 22, 2001

                          CONSENT OF ERNST & YOUNG LLP

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, in the Registration Statement (Form S-3 No. 33-91112) pertaining to certain options and warrants of Brightpoint, Inc., in the Registration Statement (Form S-3 No. 333-3569) pertaining to certain warrants of Brightpoint, Inc., and in the Registration Statements (Form S-3 Nos. 333-15663, 333-29533, 333-07892, 333-37587, 333-55945,
333-58863, 333-34952, and 333-37022) pertaining to certain common stock of Brightpoint, Inc. of our report dated January 22, 2001 (except for Notes 8 and 17, as to which the dates are November 16, 2001 and January 31, 2002, respectively) with respect to the Consolidated Financial Statements and our report dated January 22, 2001 with respect to the financial statement schedule, both included in this Annual Report (Form 10-K/A Amendment No. 3) of Brightpoint, Inc.


                                      /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
February 25, 2002

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         COL. A            COL. B             COL. C              COL. D                COL. E
                                         ------            ------             ------              ------                ------
                                        BALANCE AT        CHARGED TO         CHARGED TO                                BALANCE AT
                                        BEGINNING          COSTS AND           OTHER                                      END
        DESCRIPTION                     OF PERIOD         EXPENSES(1)         ACCOUNTS           DEDUCTIONS            OF PERIOD
        -----------                     ---------         -----------         --------           ----------            ---------
Year ended December 31, 2000:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts                          $6,220,000        $  6,328,000       $         --        $ 6,000,000(2)        $6,548,000
                                        ----------        ------------       ------------        -----------           ----------
   Total                                $6,220,000        $  6,328,000       $         --        $ 6,000,000           $6,548,000
                                        ==========        ============       ============        ===========           ==========

Year ended December 31, 1999:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts                          $6,045,000        $ 10,906,000       $         --        $10,731,000(2)        $6,220,000
                                        ----------        ------------       ------------        -----------           ----------
   Total                                $6,045,000        $ 10,906,000       $         --        $10,731,000           $6,220,000
                                        ==========        ============       ============        ===========           ==========

Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts                          $3,394,000        $  5,601,000       $         --        $ 2,950,000(2)        $6,045,000
                                        ----------        ------------       ------------        -----------           ----------
   Total                                $3,394,000        $  5,601,000       $         --        $ 2,950,000           $6,045,000
                                        ==========        ============       ============        ===========           ==========

(1) Does not include impairments of accounts receivable recognized in connection with the Company's trading, restructuring and other unusual charges. See notes to Consolidated Financial Statements.

(2)   Uncollectible accounts written off.