Form 10-K405
period 2001-12-31
BRIGHTPOINT  INC
filed 2002-03-22
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 15, 2002 was approximately $51,000,000. As of March 15, 2002, there were 55,895,853 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None

PART I

ITEM 1. BUSINESS.

GENERAL

         Brightpoint, Inc. is a provider of outsourced services in the global wireless telecommunications and data industry. Our services include distribution, fulfillment, customized packaging, prepaid and e-business solutions, inventory management and other outsourced services. Our customers include network operators, resellers, retailers and wireless equipment manufacturers. We handle wireless products manufactured by technology companies such as Audiovox, Compaq, Sony Ericsson, Handspring, Hewlett-Packard, Kyocera, Mitsubishi, Motorola, NEC, Nokia, Novatel Wireless, Palm, Panasonic, Research In Motion, Samsung, Siemens, Sierra Wireless and Toshiba. We also provide integrated services to wireless equipment manufacturers and wireless network operators along with their associated service providers, resellers, agents and other retail channels. Our distribution services include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of wireless handsets (including wireless data devices) and accessories. Our integrated logistics services include support for prepaid programs, inventory management, procurement, product fulfillment, programming, telemarketing, private labeling, kitting and customized packaging and end-user support services. We are one of the largest distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in various countries including Australia, Colombia, France, Germany, Ireland, Jordan, Mexico, New Zealand, the People's Republic of China (including Hong Kong), the Philippines, Sweden, the United Arab Emirates and the United States.

         We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc.

RECENT DEVELOPMENTS AND FINANCIAL OVERVIEW

         We issued restated financial statements for 1998, 1999 and 2000 in an amended Form 10-K for the fiscal year ended December 31, 2000, which we filed with the SEC on March 1, 2002. The effects of the restatements on our previously issued financial statements are included in this Form 10-K. We believe that the restatements had no effect on our cash flow and no material effect on our current financial position. See Management's Discussion and Analysis of Financial Condition and Results of Operations for details regarding the restatement, Item 3-Legal Proceedings for a discussion of a related SEC investigation and Note 18 to the Consolidated Financial Statements for details regarding the restatement and reconciliations of previously reported amounts.

         During 2001, our board of directors approved a restructuring plan that we began to implement in the fourth quarter of 2001. The primary goal in adopting this restructuring plan was to better position ourselves for long-term and more consistent success by improving our cost structure and eliminating operations in which potential returns are not adequate to justify the risks of those operations. Certain markets in which we operate, including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, have unusually high risk profiles due to many factors, including among other things, high importation duties, currency restrictions and volatile political and economic climates. We have determined that the risks of operating in these markets can no longer be justified given the potential profitability of our operations in those markets, therefore, these operations have been or will be sold or otherwise discontinued pursuant to the restructuring plan. Additionally, pursuant to the restructuring plan, we completed in January 2002, through certain of our subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited. Chinatron is involved in the wireless telecommunications and data industry. In exchange for a 50% interest in Brightpoint China Limited, we received preference shares in Chinatron with a face value of $10 million. In addition, Chinatron has an option to purchase an additional 30% of Brightpoint China Limited for additional preference shares in Chinatron with a face value of $10 million. We believe the Chinatron transaction reduced the capital we employ in the China market, including Hong Kong, while allowing us to continue to participate on a limited basis in this large handset market. See Note 2 to the Consolidated Financial Statements for further discussion.

         On October 31, 2001, through our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services LLC, we entered into a new revolving credit facility with a syndicate of lenders led by General Electric Capital Corporation to provide capital for our North American operations. The revolving credit facility replaced the previous Bank One multi-currency revolving loan. The new revolving credit facility, which matures in October 2004, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to $90 million. Subject to certain restrictions, funds may be available under the revolving credit facility for us to use to repurchase our outstanding convertible notes. See Note 9 to the Consolidated Financial Statements for further discussion.

         In 2001, we experienced a net loss of $0.95 per share on revenues of $1.8 billion, compared to net income per diluted share of $0.78 on revenues of $2.0 billion in 2000. Because of the significance of the 2001 restructuring plan discussed above, we have delineated our results of operations for analysis purposes between the results of recurring operations and the results of non-recurring operations. Readers should be cautioned that this delineation should not be considered a substitute for consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). Results of recurring operations include the results of those operations that will be continued after completion of the restructuring plan and results of non-recurring operations include those operations sold or otherwise discontinued pursuant to the restructuring plan. Recurring operations also exclude the impacts of certain non-recurring items related to the implementation of the 2001 restructuring plan, our facilities consolidation, extraordinary gains (losses) on debt extinguishment and a loss in the third quarter of 2001 resulting from the settlement of a dispute with a handset manufacturer with which we severed our relationship. Accompanying the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations is a reconciliation of the delineated presentation of the Statements of Operations for 1999, 2000 and 2001. In 2001, our revenue and net income from recurring operations were $1.7 billion and $1.1 million, respectively, representing decreases of 4% and 97%, respectively when compared to 2000. Earnings per diluted share from recurring operations in 2001 were $0.02 compared to $0.73 in 2000. The decrease in revenues from 2000 to 2001 reflects slowing demand for wireless products as well as our related distribution and integrated logistics services. Our gross and operating margins in 2001 decreased significantly when compared to 2000 primarily as a result of pricing pressures and related inventory valuation adjustments created by oversupply of product in our distribution channels, pricing pressures related to our integrated logistics services, a shift in service line mix from higher margin accessories to lower margin handset sales and increased costs from business interruptions encountered with enterprise and warehouse management software implementations.

WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY

         The wireless telecommunications and data industry provides voice and data communications utilizing various wireless terminals, including mobile telephones, interactive pagers, personal digital assistants and other mobile computing devices. Wireless devices are available in a variety of form factors and using a variety of technologies including analog, digital, multi-band and Web-enabled devices. Wireless telecommunications and data services are available to consumers and businesses through numerous network operators who utilize analog and digital technological standards, such as AMPS, GSM, CDMA, TDMA, iDEN(R), as well as other new and developing technologies (such as 1xRTT, GPRS, EDGE and W-CDMA) to provide voice and data communication over regional, national and multi-national networks. Developments within the wireless telecommunications and data industry have allowed wireless subscribers to talk, send text messages, browse the Internet and effect certain e-commerce transactions using their wireless devices. Wireless devices and services are also being used for monitoring services, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation and customer relationship management. Developments in recent years affecting the wireless telecommunications and data industry, including certain of our customers, are consolidation among wireless network operators; declining access to capital to fund capital expenditures and continuing operating losses; changing focus from subscriber acquisition to subscriber retention and expansion of service offerings; the convergence of the telecommunications, data and media domains; advances in and development of next generation systems technology, including increasing bandwidth; the increasing variety of terminal form factors; the proliferation of manufacturers and wireless service resellers; and the increasing affordability of wireless airtime. These developments have helped to grow consumer acceptance and increase penetration rates for wireless telecommunications and data equipment and services in markets around the world.

         In recent years, the markets for wireless telecommunications and data equipment and services have expanded significantly, although in 2001 this growth was much slower. From 2000 to 2001, the number of worldwide wireless subscribers increased by approximately 232 million, or 32%, to approximately 961 million. From 1999 to 2000 the number of worldwide wireless subscribers increased by approximately 250 million, or 52%. Nonetheless, at the end of 2001, wireless penetration was estimated at approximately 47% of the population within the United States and was still, on average, less than 16% of the population globally. We believe these factors reflect worldwide opportunities for long-term growth within the wireless telecommunications and data industry, although at slower growth rates than in past years. The number of worldwide subscribers is expected to grow to approximately 1.3 billion subscribers by the end of 2003. During 2001, the wireless telecommunications and data industry saw its first decline in shipments of wireless handsets from approximately 408 million in 2000 to an estimated 390 million units in 2001. However, handset shipments are currently forecasted at approximately 410 million units in 2002 and 460 million units in 2003. The percentage of handset shipments related to replacement units has continued to grow and is forecasted to exceed 50% of total unit sales in 2002. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance, although this continued to be a relatively small portion of the wireless communications industry. The information contained in this paragraph was obtained from leading independent industry research groups.

         We believe that our strategies are consistent with the following major trends taking place within the wireless telecommunications and data industry, although it cannot be assured that we will be able to take advantage of these trends (see Business Risk Factors discussed below):

         Industry Consolidation. Merger and acquisition activities within the network operator community have increased significantly in recent years. In general, this consolidation is being driven by improved economies of scale, the opportunity to expand national or multi-national service areas and efforts to increase revenue and profitability through additional service offerings. We believe that this trend will continue in the near future and may lead network operators to focus more tightly on their core business of providing wireless telecommunications and data services, which could in turn increase the demand for outsourced integrated logistics services. However, these same trends could also increase the demands placed on us and other providers of integrated logistics services, as network operators will need to meet increasingly complex and sophisticated customer requirements and provide services over larger geographic regions while attempting to generate acceptable levels of profitability. This increased focus on profitability could cause the network operators to reduce promotional programs which could decrease the demand for our products or services. The increase in the complexity of customer requirements could require us to continue to upgrade our information systems and processes, which could result in significantly increased costs. Additionally, this consolidation reduces the number of potential contracts available to us and other providers of integrated logistics services and could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced services such as the services that we provide. We could also lose business in the near-term if network operators who are not our customers acquire network operators who are our customers.

         Migration to Next Generation Systems. As network operators compete to offer anytime/anywhere telecommunications and data services to their customers through the new technologies of third generation (3G) wireless systems (and the transitional technologies that lie along the migration route to 3G, including GPRS, EDGE, 1xRTT and others), they will be increasingly focused on spectrum purchase, infrastructure build out, customer retention and expansion of service offerings. This could create an industry environment in which network operators would be more likely to outsource integrated logistics services that they do not perceive as central to these three core activities. However, the roll-out of 3G systems, which has been delayed and could further be delayed, could possibly mitigate the need for some of the integrated logistics services we now offer if the underlying technology drastically reduces or eliminates certain processes that we currently provide to program and/or provision handsets. In addition, the emergence of new technologies is fueling the convergence of the telecommunications, data and media domains resulting in significant changes and opportunities in the wireless telecommunications and data industry. As a result of this convergence, wireless subscribers may increasingly use their wireless devices to send and receive e-mail, browse the Internet, effect mobile commerce transactions and access other information and services available via the Internet. This convergence is being powered by the development of wireless Web capabilities and new standards such as Wireless Application Protocol (WAP), HTML, Java, Bluetooth and 3G. Other new wireless technologies and enhancements have also been introduced into the wireless telecommunications and data market. These include wireless local loop and satellite-based communications, as well as handset feature and network enhancements, such as increased talk and standby times, smaller and lighter form factors and multiple-band reception. All of these developments are expected to contribute to future subscriber growth.

         Increasing Penetration of Markets Worldwide. We expect that the demand for wireless services may continue to drive increased penetration of markets worldwide and the continued entry of wireless resellers in certain markets. Recently, the economic uncertainty in many markets and the high rate of penetration in many markets has caused the rate of subscriber growth to slow, however, economic growth, increased service availability or the lower cost of service compared to conventional wireline telephony systems (or a combination of the two) has historically driven market penetration. In addition, certain markets characterized by higher market penetration have also grown, primarily as a result of increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications. However, these developments may result in an increased number of companies providing wireless services in certain markets and affect the services provided including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through greater bandwidth. These factors are also expected to intensify the efforts of the network operators to maintain competitive cost structures which could place pressure on the prices and service levels demanded of us.

         Expanded Use of E-commerce. The ability to conduct business over the Internet has created opportunities and challenges in many industries including the wireless telecommunications and data industry. We believe that the continued growth of e-commerce provides the opportunity for expanded service offerings as well as the demand for new and innovative Web-based capabilities. We also expect both customers and suppliers may require enhanced management of these capabilities to remain competitive. The expanded use of e-commerce is expected to provide faster and more varied methods of delivering wireless telecommunications and data products to the marketplace.

GROWTH STRATEGY

         As (i) competition creates pricing pressures for services and equipment
(ii) the variety of wireless mobile devices expands, (iii) telecommunications, data, Internet and other technologies converge and evolve and (iv) the number and breadth of distribution channels continues to expand, certain network operators and manufacturers are finding that switching from in-house distribution to independent distribution reduces overall costs and helps them to meet the increasing demands of various market channels. In an effort to maintain focus on and conserve resources for marketing, sales and customer retention, certain new network operators are also outsourcing their handset distribution, fulfillment and inventory management functions (as opposed to building distribution infrastructure). At the same time, certain handset and other wireless device manufacturers are outsourcing some of their channel management functions and utilizing integrated logistics services as a means of simplifying and reducing the cost of their distribution systems. They have also outsourced various production and manufacturing operations. Finally, certain manufacturers and network operators are attempting to reach the consumer segment through a variety of retail distribution channels, requiring greater levels of fulfillment services in order to address the logistical challenges of supporting mass retailers and consumer electronics retail stores. Our two primary strategies for building on our position as a leader in providing distribution and integrated logistics services to the wireless telecommunications and data industry are as follows:

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

         Supply Chain Development. This strategy focuses on our efforts to expand our supplier base and broaden our product portfolio, continually seeking to expand and enhance key supplier relationships within the wireless telecommunications and data industry. We will seek to accomplish this by attempting to grow product lines, brands and technologies handled within our service territories, thereby extending our reach to allow us to provide services to wireless equipment manufacturers in the markets in which we serve them.

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

         Our services are intended to provide value to wireless handset manufacturers and network operators. Through the authorized distribution of wireless telecommunications and data products, we intend to help manufacturers achieve their key business objectives of increasing unit sales volume, market share and points of sale. We target our efforts at the distribution channels identified by the manufacturers. Our integrated logistics services are intended to provide outsourcing solutions for the network operators' mission-critical business requirements. These integrated logistics services are designed to support network operators in their efforts to add new subscribers and increase system usage while minimizing network operators' investments in distribution infrastructure.

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

         The products we distribute include a variety of devices designed to work on substantially all operating platforms, including analog and digital, and feature prominent brand names such as Audiovox, Compaq, Sony Ericsson, Hewlett-Packard, Kyocera, Motorola, Mitsubishi, NEC, Nokia, Novatel Wireless, Palm, Panasonic, Research In Motion, Samsung, Siemens, Sierra Wireless and Toshiba. In 1999, 2000 and 2001, approximately 75%, 79% and 83%, respectively, of our revenue from recurring operations was derived from handset sales. In those same years, distribution services accounted for approximately 59%, 53% and 60%, respectively, of the total units we handled.

         We also distribute related wireless accessories, such as batteries, chargers, cases and "hands-free" products. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide network operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of that customer. Additionally, we provide end-user accessory fulfillment and distribution pursuant to contractual arrangements with certain network operators whereby the network operators' subscribers can order their accessories through a call center that we manage on behalf of the network operator. Accessories typically carry higher margins than handsets. In 1999, 2000 and 2001, sales of accessories accounted for approximately 17%, 12% and 8%, respectively, of our revenue from recurring operations.

         Integrated Logistics Services. Our integrated logistics services include, among others, support for e-business and prepaid programs, inventory management, procurement, product fulfillment, programming, telemarketing, private labeling, kitting and customized packaging and end-user support services. In many of our markets we have contracts with network operators and equipment manufacturers pursuant to which we currently provide our integrated logistics services. These customers include, but are not limited to, operating companies or subsidiaries of COMCEL (Colombia), Nokia (United States), Esat Digifone (Ireland), Handspring (United States, MoviStar (Puerto Rico), Nextel (United States), Panasonic (United States) and Vodafone (Australia). We also procure wireless mobile devices and accessories for our customers using either our own sources or the customers' specified suppliers. We also perform packaging and kitting functions, receiving orders-either directly from customers or from our customers' subscribers-via various forms of electronic data transfer.

         During 1999, 2000 and 2001, integrated logistics services accounted for approximately 8%, 9% and 9%, respectively, of our total revenue from recurring operations. Although this revenue has remained relatively consistent as a percent of our total recurring revenues, the mix of customers generating this revenue has changed significantly over the last three years. We have lost and added relationships in 2001 and believe these changes in the make up of our integrated logistics services customer base will continue. In 1999, 2000 and 2001, integrated logistics services accounted for approximately 41%, 47% and 40%, respectively, of the total units we handled in our recurring operations. Because the fees for such services have higher gross margins than those associated with distribution services, we believe they represent a higher than proportionate percentage of our operating profits.

CUSTOMERS

         We provide our services to a customer base of approximately 18,000 network operators, manufacturers, agents, resellers, dealers and retailers. For 2000 and 2001, aggregate revenues generated from our five largest customers accounted for approximately 11% and 21%, respectively, of our total revenue and no single customer accounted for 10% or more of our total revenue.

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

PURCHASING AND SUPPLIERS

         We have established key relationships with leading manufacturers of wireless telecommunications and data equipment. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of popular brand name products on favorable pricing terms. In 2001, we made purchases from more than 100 wireless mobile device and accessory suppliers. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of our suppliers provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates and marketing allowances. Product manufacturers typically provide limited warranties, which we pass through to our customers.

         Our two largest suppliers of wireless mobile devices and accessories in the aggregate accounted for approximately 73% and 78% of our product purchases in 2000 and 2001, respectively. During 2000, Nokia and Sony Ericsson accounted for approximately 62% and 11%, respectively, of our product purchases, and in 2001 they accounted for approximately 72% and 6%, respectively, of our product purchases. None of our other suppliers accounted for 10% or more of product purchases in 2000 or 2001. Loss of the applicable contracts with these or other suppliers, or failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See -"Competition."

         We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions including the retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain manufacturers. Most of our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy minimum purchase requirements and can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. We generally place orders on a regular basis with our suppliers. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common carrier. We believe that our relationships with our suppliers are generally good, however, we have from time to time experienced inadequate product supply from certain manufacturers. In 1999, we were unable to obtain sufficient product supplies from manufacturers in many of the markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

SALES AND MARKETING

         Our sales and marketing efforts are coordinated in each of our three regional divisions by a president for that particular division. These executives devote a substantial amount of their time to developing and maintaining relationships with our customers and suppliers, in addition to managing the overall operations of their divisions. Each division's sales and operations centers are managed by either general or country managers who report to the appropriate divisional president and are responsible for the daily sales and operations of their particular location. Each division has sales associates who specialize in or focus on sales to a specific customer category (e.g., network operator, dealer, reseller, retailer, subscriber, etc.). In addition, we have dedicated a sales force to manage our network operator relationships and to further our sales of integrated logistics services. We also market integrated logistics services through sales directors in each of our three regional divisions and through dedicated sales personnel. Including support and retail outlet personnel, we had approximately 380 employees involved in sales and marketing at December 31, 2001, including 140 in our Asia-Pacific division, 125 in our Europe division and 115 in our Americas division.

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

         Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter and our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results. Because of a number of factors adversely impacting the markets we service, including, but not limited to, economic uncertainty in the United States, we did not experience our historical seasonal increase in revenue in the fourth quarters of 2000 and 2001.

COMPETITION

         We operate in a highly competitive business environment and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless telecommunications and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value, in terms of price, time, reliability, service and product availability. We compete with numerous well-established manufacturers and wholesale distributors of wireless equipment, including our customers and suppliers; wireless network operators, including our customers; logistics service providers; electronics manufacturing service providers and export/import and trading companies. These companies may possess substantially greater financial, marketing, personnel and other resources than we do. In addition, manufacturers other than those that have historically produced wireless handsets and accessories are also entering the market to produce various wireless mobile devices, including wireless data devices. Their entry is creating new competitors for distribution and provision of integrated logistics services for these new products. Certain of these competitors have the financial resources necessary to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

         The wireless telecommunications and data industry has, in the past, been characterized by relatively low barriers to entry. However, as the key market requirement shifts from pure distribution services to a mix of distribution services and integrated logistics services, and because of the effects of convergence discussed above under the heading "Migration to Next Generation Systems," entry barriers are expected to rise. Increases in the cost of entry will most likely be driven by rising infrastructure costs, the expanded human resource requirement and the advanced management and information systems capabilities mandated by the integrated logistics services segment of the business. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

         Competitors in our Americas division include wireless equipment manufacturers, network operators and other dedicated wireless distributors such as CellStar Corporation and BrightStar Corporation. We also compete with logistics service providers and electronics manufacturing service providers in our Americas operations, such as Communications Test Design, Inc., UPS Logistics and CAT Logistics. In the Asia-Pacific market, our primary competitors are state-owned distributors that have retail outlets with direct end-user access as well as United States-based and foreign-based exporters, traders and distributors, including CellStar Corporation and Telepacific Pty Limited. In our Europe division, our competitors include wireless equipment manufacturers that sell directly to the region's network operators and retailers, network operators themselves, and traders and other distributors, such as Dangaard Telecom Holding A/S, Caudwell Communications Limited, European Telecom plc, Avenir S.A. and CellStar Corporation, and logistics and transportation companies such as TPG NV.

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

INFORMATION SYSTEMS

         Our operations are dependent on the functionality, design, performance and utilization of our information systems. We have implemented multiple business applications systems throughout the world which are intended to enable us to provide our customers and suppliers with distribution and service capabilities. These capabilities include e-commerce solutions; electronic data interchange; Web-based order entry, account management, reporting and supply chain management; and various inventory tracking, management and reporting capabilities. During 1999, 2000 and 2001, we invested approximately $6.1 million, $5.5 million and $21.5 million, respectively, to install and enhance systems, to continue to develop and enhance our systems to provide electronic data interchange capabilities, to further automate our customer interfaces and enhance our overall e-business capabilities, to create solutions for our customers and to provide a flexible service delivery system in support of our integrated logistics services. We intend to use additional funds to further develop information systems throughout our three divisions, in part to utilize technology to advance our base of existing service competencies and develop new capabilities that will attempt to meet the challenges posed by convergence and consolidation. We intend to invest an aggregate of $20 to $30 million in capital expenditures (related primarily to information technology) over the next two years. At December 31, 2001, there were approximately 110 employees in our information technology departments worldwide.

         During 2001, we encountered difficulties during the installation of new enterprise and warehouse management software in our operations in the United States and Australia. These difficulties resulted in business interruption and significant additional costs. There can be no assurance that these installations, or any additional such installations, will not result in additional business interruption or costs.

EMPLOYEES

         As of December 31, 2001, we had approximately 1,730 employees; 415 in our Asia-Pacific division, 335 in our Europe division and 980 in our Americas division. Of these employees, approximately 7 were in executive positions, 380 were engaged in sales and marketing, 920 were in service operations and 423 were in finance and administration (including information technology employees). None of our United States-based employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good. See Business Risk Factors -- "Our labor force experiences a high rate of personnel turnover" and "We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees."

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

         OUR OPERATIONS MAY BE MATERIALLY AFFECTED BY FLUCTUATIONS IN REGIONAL DEMAND PATTERNS AND ECONOMIC FACTORS -- The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of 3G systems and other new technologies, which has been delayed and could further be delayed, has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by network operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. During the second quarter of 2001, we recorded inventory valuation adjustments of approximately $13.7 million ($8.4 million, $0.15 per diluted share, net of tax benefit) to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand experienced in the second quarter of 2001. The write-downs were related to our North America division and a significant portion of the impacted inventories were wireless accessories. We believe our operations were adversely affected by an economic slow-down in the United States during the fourth quarter of 2000 and all of 2001. We also believe that this economic slow-down will continue to impact our operations in 2002. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations and financial position.

         WE MAKE SIGNIFICANT INVESTMENTS IN THE TECHNOLOGY USED IN OUR BUSINESS AND RELY ON THIS TECHNOLOGY TO FUNCTION EFFECTIVELY WITHOUT INTERRUPTIONS -- We have made significant investments in information systems technology and have focused on the application of this technology to provide customized integrated logistics services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers' technical and performance requirements is highly dependent on the effective functioning of our information technology systems. Further, certain of our contractual arrangements to provide services contain performance measures and criteria that if not met could result in early termination of the agreement and claims for damages. In connection with the implementation of this technology we have incurred significant costs and have experienced significant business interruptions. These business interruptions can cause us to fall below acceptable performance levels pursuant to our customers' requirements and could result in the loss of the related business relationship. In 2001, difficulties with our information systems implementation contributed to the loss of a new integrated logistics services customer and also resulted in a claim being filed against us. We may continue to experience additional costs and periodic business interruptions related to our information systems as we implement new information systems in our various operations. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently. In addition, a significant increase in the costs of additional technology or telephone services that is not recoverable through an increase in the price of our services could have a material adverse effect on our results of operations.

         OUR BUSINESS MAY BE ADVERSELY IMPACTED BY CONSOLIDATION OF NETWORK OPERATORS -- The past several years have witnessed a consolidation within the network operator community which trend is expected to continue in at least the near future. This trend could result in a reduction or elimination of promotional activities by the remaining network operators as they seek to reduce their expenditures, which could in turn, result in decreased demand for our products or services. Moreover, consolidation of network operators reduces the number of potential contracts available to us and other providers of integrated logistic services. We could also lose business if network operators which are our customers are acquired by other network operators which are not our customers.

         OUR BUSINESS DEPENDS ON THE CONTINUED TENDENCY OF WIRELESS EQUIPMENT MANUFACTURERS AND NETWORK OPERATORS TO OUTSOURCE ASPECTS OF THEIR BUSINESS TO US IN THE FUTURE -- Our business depends in large part on wireless equipment manufacturers and network operators outsourcing some or all of their business functions to us. We provide functions such as distribution, fulfillment, customized packaging, prepaid and e-commerce solutions, inventory management and other outsourced services for many of these manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced integrated logistics services such as the services we provide. Any significant change in the market for our outsourcing services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewal or otherwise maintain these agreements on terms, including price, consistent with our current terms could have a material adverse effect on our business.

         THE LOSS OF PRINCIPAL CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. -- Sales to our ten largest customers accounted for approximately 32% of our total revenues in fiscal 2001 and a significant portion of revenues within certain of our operating divisions. Although we have entered into contracts with certain of our largest integrated logistic service customers, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

         RAPID TECHNOLOGICAL CHANGES IN THE WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS -- The technology relating to wireless telecommunications and data equipment changes rapidly, and industry standards are constantly evolving, resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of capital increase our risk of loss due to product obsolescence as a result of rapid technological changes in the wireless telecommunications and data industry.

         The use of emerging wireless communications technologies, including GPRS, EDGE, 1xRTT, W-CDMA, Bluetooth, wireless local loop, satellite-based communications systems and other new technologies including the new technologies of third generation (3G) wireless systems, may reduce the demand for existing cellular and PCS products. The roll-out of 3G systems and other new technologies, which has been delayed and could further be delayed, could possibly mitigate the need for some of the integrated logistics services we now offer if the underlying technology drastically reduces or eliminates certain processes that we currently provide to program and/or provision handsets. If other companies develop and commercialize new technologies or products in related market segments that compete with existing cellular and PCS technology, it could materially change the types of products that we may be required to offer or result in significant price competition for us. Product obsolescence could result in significantly increased inventories of our unsold products as well as declines in the current market value of these products. However, if we elect to stock our inventories in the future with any of these technologies and products, we will run the risk that our existing customers and consumers may not be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies. In addition, the complex hardware and software contained in new wireless handsets could contain defects which become apparent subsequent to widespread commercial use, resulting in product recalls and returns and leaving us with additional unsold inventory.

         THERE ARE SIGNIFICANT AMOUNTS OF OUR SECURITIES WHICH ARE ISSUABLE UPON EXERCISE OF OUTSTANDING CONVERTIBLE SECURITIES AS WELL AS UNDER OTHER STOCK PLANS WHICH COULD RESULT IN SUBSTANTIAL DILUTION AND ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK -- Our zero-coupon, subordinated, convertible notes which at December 31, 2001 had an accreted value of approximately $132 million are convertible at the option of the holders any time prior to maturity in 2018. These notes are convertible at the rate of 19.109 shares of common stock per $1,000 face value note. The note holders also may require us to purchase the notes on either March 11, 2003, 2008 or 2013, which payments we may make, at our option in cash or in shares of our common stock valued at the then current market price of our common stock. If we are able and choose to issue shares of common stock to satisfy this potential obligation, the number of shares issued would be significant and would materially dilute the ownership interests of our holders of common stock. Moreover, sales of such shares in the marketplace could adversely affect the market price of our common stock. Additionally, we have reserved a significant number of shares of common stock that may be issuable pursuant to our employee stock option and purchase plans. These securities, when issued and outstanding, may reduce earnings per share in periods that they are considered dilutive under Generally Accepted Accounting Principles and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

         WE HAVE SIGNIFICANT OUTSTANDING INDEBTEDNESS, WHICH IS SECURED BY A LARGE PORTION OF OUR ASSETS AND WHICH COULD PREVENT US FROM BORROWING ADDITIONAL FUNDS, IF NEEDED -- If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable, and the banks could foreclose on our assets. Our senior credit facility is secured by all of our assets in North America and borrowing availability is based primarily on a percentage of eligible accounts receivable and inventory. Consequently, any significant decrease in eligible accounts receivable and inventory could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our senior credit facility substantially prohibit us from incurring additional indebtedness in the United States, which could limit our ability to expand our operations. The terms of our senior credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States.

         WE RELY ON OUR SUPPLIERS TO PROVIDE TRADE CREDIT FACILITIES TO ADEQUATELY FUND OUR ON-GOING OPERATIONS AND PRODUCT PURCHASES -- As previously discussed, our business is dependent on our ability to obtain adequate supplies of currently popular product on favorable pricing and other terms. Our ability to fund our product purchases is dependent on our limited number of suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

         OUR FUTURE OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO CONTINUE TO INCREASE OUR SALES SIGNIFICANTLY -- A large percentage of our total revenues is derived from sales of wireless handsets, a segment of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon demand for wireless telecommunications and data products and our having adequate supply of these products. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. In addition, our operating expenses have increased significantly. We expect these expenses to continue to increase as we expand our activities and increase our provision of integrated logistics services. Therefore, our future profitability will depend on our ability to increase sales to cover our additional expenses. We may not be able to cause our sales rates to grow substantially. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

         WE MAY HAVE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE -- We currently offer and intend to offer open account terms to our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. We also enter into certain securitization transactions with financing organizations with respect to portions of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interest or servicing liabilities related to accounts receivable that we have sold, although in limited circumstances, related primarily to our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is effected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position cash flows and results of operations.

         A SIGNIFICANT PERCENTAGE OF OUR REVENUES IS GENERATED OUTSIDE OF NORTH AMERICA IN COUNTRIES THAT MAY HAVE VOLATILE CURRENCIES OR OTHER RISKS -- We maintain operations centers and sales offices in many territories and countries. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a large number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. On occasion, we enter into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. During 1999 and 2001, and pursuant to our restructuring plans, we terminated or eliminated several of our foreign operations because they were not performing to acceptable levels. These terminations resulted in significant losses to us. We may in the future, decide to terminate certain existing operations. This could result in our incurring significant additional losses.

         WE BUY A SIGNIFICANT AMOUNT OF OUR PRODUCTS FROM A LIMITED NUMBER OF SUPPLIERS, WHO MAY NOT PROVIDE US WITH COMPETITIVE PRODUCTS AT REASONABLE PRICES WHEN WE NEED THEM IN THE FUTURE -- We purchase wireless handsets and accessories that we sell from wireless communications equipment manufacturers, distributors and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers generally are non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

         THE WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT BE ABLE TO CONTINUE TO COMPETE SUCCESSFULLY IN THIS INDUSTRY -- We compete for sales of wireless telecommunications and data equipment, and expect that we will continue to compete, with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. As a provider of integrated logistics services, we also compete with other distributors, logistics services companies and electronic manufacturing services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. The wireless telecommunications and data industry has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.

         WE MAY NOT BE ABLE TO MANAGE AND SUSTAIN FUTURE GROWTH AT OUR HISTORICAL OR CURRENT RATES -- In prior years we have experienced domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could have a material adverse effect on our operations. In addition, our growth prospects could be adversely affected by a decline in the wireless telecommunications and data industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.

         OUR BUSINESS STRATEGY INCLUDES ENTERING INTO RELATIONSHIPS AND FINANCINGS, WHICH MAY PROVIDE US WITH MINIMAL RETURNS OR LOSSES ON OUR INVESTMENTS -- We have entered into several relationships and joint ventures with wireless equipment manufacturers, network operators and other participants in our industry. We intend to continue to enter into similar relationships as opportunities arise. We may enter into distribution or integrated logistics services agreements with these parties and may provide them with equity or debt financing. Our ability to achieve future profitability through these relationships will depend in part upon the economic viability, success and motivation of the entities we select as partners and the amount of time and resources that these partners devote to our alliances. We may receive minimal or no business from these relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The returns we receive from these relationships, if any, may not offset possible losses or our investments or the full amount of financings that we make upon entering into these relationships. We may not achieve acceptable returns on our investments with these parties within an acceptable period or at all. As a part of our restructuring plan in 1999 we terminated two joint operations in China resulting in significant losses on our investments in those operations. A failure in the establishment and operation of such relationships could have a material adverse effect on our operations.

         WE HAVE INCURRED SIGNIFICANT LOSSES DURING CERTAIN QUARTERLY PERIODS -- We incurred net losses in the second and fourth quarters of 2001 and a net loss for the year ended December 31, 2001 of $53.3 million. We incurred net losses in each of the first two quarters of 1999 and a net loss of $87.8 million in the year ended December 31, 1999. The net losses for 2001 and 1999 include approximately $39.9 million and $79.6 million, respectively, of restructuring and other unusual charges. Also included in the net loss in 1999 is the cumulative effect of an accounting change of $13.4 million. Several business factors appear to have contributed to our losses in these periods including costs related to our restructuring plans, adjustments to the carrying value of certain inventories, an inadequate supply of products for sale through our distribution services, inadequate demand for our products and services, costs related to the implementation of information systems, our inability to replace, during 1999, revenues which had been generated by the trading business that we exited in the fourth quarter of 1998, the impacts of the devaluation of the Brazilian Real and price competition from trading companies in our Asia-Pacific and the Latin America sector of our Americas divisions. We may incur additional future losses.

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

         Consumer electronics and retail sales have historically experienced increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter of our fiscal year. However, this increase did not occur in 2001 or 2000. Our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.

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

         WE ARE SUBJECT TO A NUMBER OF REGULATORY AND CONTRACTUAL RESTRICTIONS GOVERNING OUR RELATIONS WITH CERTAIN OF OUR EMPLOYEES - We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees, including national collective labor agreements, for certain of our employees who are employed outside of the United States, and individual employer labor agreements. These arrangements address a number of specific issues affecting our working conditions including hiring, work time, wages and benefits, and termination of employment. We could be required to make significant payments in order to comply with these requirements. The cost of complying with these requirements may materially adversely affect our business and financial condition.

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

         WE COULD BE ADVERSELY AFFECTED BY AN ADVERSE OUTCOME IN CERTAIN EXISTING LAWSUITS IN WHICH WE ARE DEFENDANTS -- We are currently defendants in purported class action lawsuits that allege securities law violations by us and certain of our officers. Although we intend to vigorously defend these actions, the outcome of litigation is uncertain, and we could be adversely affected by an unfavorable outcome in either of these actions.

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

         THE MARKET PRICE OF OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE -- The market price of our common stock has fluctuated significantly from time to time since our initial public offering in April 1994. The trading price of our common stock could experience significant fluctuations in the future in response to certain factors, which could include actual or anticipated variations in our quarterly operating results or financial position; restatements of previously issued financial statements; outcome or commencement of litigation; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless telecommunications and data industry; changes in governmental regulation and the enforcement of such regulation; changes in the assessment of our credit rating as determined by various credit rating agencies; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stocks for companies in the wireless telecommunications and data industry or in the distribution or integrated logistics services sectors of the wireless telecommunications and data industry could also affect the market price of our common stock.

SEGMENT FINANCIAL INFORMATION

         Financial information concerning our segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Operating Segments" on pages A-9 and A-10 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

         We provide our distribution and integrated logistics services from our sales and operations centers located in various countries including Australia, the People's Republic of China (including Hong Kong), Colombia, France, Germany, Ireland, Jordan, Mexico, New Zealand, the Philippines, Sweden, the United Arab Emirates, and the United States. Substantially all of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.


                               NUMBER OF           AGGREGATE         APPROXIMATE
                             LOCATIONS (1)      SQUARE FOOTAGE      MONTHLY RENT
                             -------------      --------------      ------------
The Americas..............          6                 902,670         $ 491,000
Asia-Pacific..............          9                 191,748           108,000
Europe....................          4                 198,939           139,000
                                  ---               ---------         ---------
                                   19               1,293,357         $ 738,000
                                  ===               =========         =========

(1) Refers to geographic areas in which we maintain facilities and considers multiple buildings located in the same area as a single geographic location.

         On September 28, 2001, we entered into an agreement to terminate our financial obligations with respect to the last of the unused, or partially used, facilities at the former North America headquarters and distribution center located at 6402 Corporate Drive in Indianapolis, Indiana, which was serving as our Corporate headquarters. See Note 2 to the Consolidated Financial Statements for further discussion. In the fourth quarter of 2001, we leased the distribution portion of the 6402 Corporate Drive property for use in our North America operations through the second quarter of 2002. In early 2002, we moved our Corporate headquarters to a new location in Indianapolis. The new location is approximately 11,000 square feet of office space. The lease expires in 2008 and the current monthly rental payments are approximately $18,000.

         We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

         The Company and several of its executive officers and directors are named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. The complaints are purported class actions asserted on behalf of all purchasers of publicly traded Brightpoint securities between January 28 (or 29), 1999 and November 14 (or 13), 2001, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by us and certain of our officers and directors and violations of Section 20(a) of the Exchange Act by the individual defendants. In February 2002, the Court consolidated the Weiss and Muller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. An amended complaint has not yet been served.

         The complaints allege, among other things, that the restatement of certain of our financial statements was evidence that the defendants concealed adverse material information and made or participated in the making of untrue statements of material facts and omitted to state material facts concerning our business, finances, financial condition, performance, operations, products and future prospects. The complaints allege that our announcement that we would restate certain financial statements reveal that our prior financial statements violated Generally Accepted Accounting Principles and that we had internal inefficiencies and had been misleading the public regarding the true value of our stock. The plaintiffs seek compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. We dispute these claims and intend to defend vigorously this matter.

         A complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. We dispute these claims and intend to defend vigorously this matter.

         In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.

         The plaintiff alleges, among other things, that certain of the individual defendants sold our common stock while in possession of material non-public information regarding us, that the individual defendants violated their fiduciary duties of loyalty, good faith and due care by, among other things, causing us to disseminate misleading and inaccurate financial information, failing to implement and maintain internal adequate accounting control systems, wasting corporate assets and exposing us to losses. The plaintiff is seeking to recover unspecified damages from all defendants, the imposition of a constructive trust for the amounts of profits received by the individual defendants who sold our common stock and recovery of reasonable litigation costs and expenses.

         We have responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including our accounting treatment of a certain contract entered into with an insurance company (See Footnote 18 of Notes to Financial Statements). In addition, certain of our officers or employees have provided testimony to the SEC and we believe that the staff of the SEC will subpoena additional testimony of certain of our officers and employees.

         We are from time to time, also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position.

         Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith, we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we intend to reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in "Other Information" on page A-65 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in "Selected Financial Data" on page A-66 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth on pages A-3 to A-8, A-12 to A-20, A-23 to A-29 and A-31 and A-32 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth in the subsection "Financial Market Risk Management" of Management's Discussion and Analysis on page A-31 and A-32 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth in our Consolidated Financial Statements on pages A-2, A-11, A-21, A-22, A-30, A-33 to A-64 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Our By-laws provide that our Board of Directors is divided into three classes (Class I, Class II and Class III). At each Annual Meeting of Stockholders, directors constituting one class are elected for a three-year term. Each of the directors will be elected to serve until a successor is elected and qualified or until the director's earlier resignation or removal.

         The following table sets forth, for each director, the name, age, principal occupation and the length of continuous service as a Brightpoint director:

                                CLASS I DIRECTORS

                             (Term Expires in 2004)

                                                     PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                 OR EMPLOYMENT                      DIRECTOR SINCE
        ----------------            ---              --------------------                  --------------
J. Mark Howell...............       37     President and Chief Operating Officer                1994
                                           of Brightpoint
Stephen H. Simon.............       36     President and Chief Executive Officer,               1994
                                           Melvin Simon & Associates, Inc.
Todd H. Stuart...............       36     Vice President and Director of Stuart's              1997
                                           Moving and Storage, Inc.


                               CLASS II DIRECTORS
                             (Term Expires in 2002)


                                                       PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                    OR EMPLOYMENT                      DIRECTOR SINCE
        ----------------            ---                --------------------                   --------------
Robert J. Laikin.............       38     Chairman of the Board and Chief Executive               1989
                                           Officer of Brightpoint

Robert F. Wagner.............       67     Partner of Law Firm of Lewis & Wagner                   1994

Rollin M. Dick...............       70     Vice Chairman and Chief Financial Officer of            1994
                                           Haverstick Consulting Inc.

                               CLASS III DIRECTORS

                             (Term Expires in 2003)


                                             PRINCIPAL OCCUPATION
NAME OF DIRECTOR           AGE                 OR EMPLOYMENT                      DIRECTOR SINCE
----------------           ---               --------------------                 --------------
John W. Adams              53      Vice President of Browning Investments,              1994
                                   Inc.

Jerre L. Stead             59      Retired Chairman and Chief Executive                 2000
                                   Officer of Ingram Micro Inc.


         Set forth below is a description of the backgrounds of each of our directors and executive officers:

         Robert J. Laikin, a founder of Brightpoint, has been a director since our inception in August 1989. Mr. Laikin has been our Chairman of the Board and Chief Executive Officer since January 1994. Mr. Laikin was our President from June 1992 until September 1996 and our Vice President and Treasurer from August 1989 until May 1992. From July 1986 to December 1987, Mr. Laikin was Vice President and, from January 1988 to February 1993, President of Century Cellular Network, Inc., a company engaged in the retail sale of cellular telephones and accessories.

         J. Mark Howell has been a director since October 1994. Mr. Howell has been our President since September 1996 and our Chief Operating Officer from August 1995 to April 16, 1998 and from July 16, 1998 to present. He was our Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary from July 1994 until September 1996. From July 1992 until joining Brightpoint, Mr. Howell was Corporate Controller for ADESA Corporation, a company which owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell was a Manager with Ernst & Young LLP.

         John W. Adams has been a director since April 1994. Since October 1983, Mr. Adams has been Vice President of Browning Investments, Inc., a commercial real estate development company. Mr. Adams is a trustee of Century Realty Trust, a publicly-held real estate investment trust.

         Rollin M. Dick has been a director since April 1994. From December 2000 to present Mr. Dick has been employed as the Vice Chairman and Chief Financial Officer of Haverstick Consulting Inc., a professional consulting firm offering business consulting, application development and integration services. From February 1986 to April 2000, Mr. Dick was Executive Vice President, Chief Financial Officer and a director of Conseco, Inc., a publicly-held life insurance holding company.

         Stephen H. Simon has been a director since April 1994. Mr. Simon has been President and Chief Executive Officer of Melvin Simon & Associates, Inc., a privately-held shopping center development company, since February 1997. From December 1993 until February 1997, Mr. Simon was Director of Development for an affiliate of Simon Property Group, a publicly-held real estate investment trust. From November 1991 to December 1993, Mr. Simon was Development Manager of Melvin Simon & Associates, Inc.

         Jerre L. Stead has been a director since June 2000. From August 1996 to June 2000 he was Chairman of the Board and from August 1996 to March 2000 he was Chief Executive Officer of Ingram Micro Inc., a worldwide distributor of information technology products and services. He served as Chairman, President and Chief Executive Officer of Legent Corporation, a software development company from January 1995 until its sale in September 1995. Mr. Stead was Executive Vice President of American Telephone and Telegraph Company, a telecommunications company and Chairman and Chief Executive Officer of AT&T Global Information Solutions, a computer and communications company, formerly NCR Corp. from 1993 to 1994. He was President of AT&T Global Business Communications Systems, a communications company, from 1991 to 1993. Mr. Stead was Chairman, President and Chief Executive Officer from 1989 to 1991 and President from 1987 to 1989 of Square D Company, an industrial control and electrical distribution products company. In addition, he held numerous positions during a 21-year career at Honeywell. Mr. Stead is a Director of Thomas & Betts Corp., Conexant Systems, Inc., Armstrong Holdings, Inc. and Mobility Electronics, Inc.

         Todd H. Stuart has been a director since November 1997. Mr. Stuart has been Vice President, since May 1993, and Director of Transportation, since May 1985, of Stuart's Moving and Storage, Inc., a provider of domestic and international logistics and transportation services.

         Robert F. Wagner has been a director since April 1994. Mr. Wagner has been engaged in the practice of law with the firm of Lewis & Wagner since 1973.

         Phillip A. Bounsall, age 41, has been our Executive Vice President, Chief Financial Officer and Treasurer since October 1996. From March 1994 until September 1996, Mr. Bounsall was Chief Financial Officer of Walker Information, Inc., a provider of stakeholder measurement and other information services. Previously, Mr. Bounsall was a senior manager with Ernst & Young LLP, where he worked for 12 years. Mr. Bounsall is a director of Interactive Intelligence, Inc., a publicly held global developer of customer interaction management software.

         Steven E. Fivel, age 41, has been our Executive Vice President, General Counsel and Secretary since January 1997. From December 1993 until January 1997, Mr. Fivel was an attorney with an affiliate of Simon Property Group, a publicly-held real estate investment trust. From February 1988 to December 1993, Mr. Fivel was an attorney with Melvin Simon & Associates, Inc., a privately-held shopping center development company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that all required reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer and for each of our other executive officers (not including the Chief Executive Officer) whose total individual compensation exceeded $100,000 for our fiscal year ended December 31, 2001 (the "Named Executives").


                                                                                                                   LONG-TERM
                                                                                                                 COMPENSATION
                                                                                                                -------------
                                                                                                                    AWARDS
                                                                      ANNUAL COMPENSATION                       -------------
                                                          ----------------------------------------------           SECURITIES
                                                                                          OTHER ANNUAL             UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR         SALARY           BONUS         COMPENSATION (1)           OPTIONS
------------------------------------------------------------------------------------------------------------------------------
Robert J. Laikin..........................   2001         $450,000         $   --            $88,550                420,000
Chairman of the Board and Chief Executive    2000          350,000          288,750            2,550                340,000
Officer                                      1999          275,000          250,000            2,400                350,000

J. Mark Howell............................   2001          325,000             --             76,050                110,000
President and Chief Operating Officer        2000          250,000          206,250            2,550                260,000(2)
                                             1999          225,000          150,000            2,400                225,000

Phillip A. Bounsall.......................   2001          290,000             --             44,800                 95,000
Executive Vice President, Chief Financial    2000          225,000          185,625            2,550                230,000(2)
Officer and Treasurer                        1999          200,000          135,000            2,400                190,000

Steven E. Fivel...........................   2001          225,000             --             36,300                 75,000
Executive Vice President, General Counsel    2000          175,000          108,400            2,550                175,000(2)
and Secretary                                1999          162,500          100,000            2,400                110,000

(1) Represents our matching contributions to the respective employees 401(k) accounts. Does not include refunds to the 401(k) Plan paid in 2001 and 2002 of $1,349 and $1,251, respectively, relating to ERISA compliance testing for the years 1999, 2000 and 2001. Also includes payments received by the executive officers named above pursuant to the offer to exchange certain stock options that we made to our employees and directors during 2001.

(2) Does not include certain options originally granted in fiscal 1996 and 1997 to Messrs. Howell (750,000); Bounsall (125,000) and Fivel (62,500), the expiration dates of which were extended during fiscal 2000 for three years from their original expiration dates.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information with respect to individual stock options granted during fiscal 2001 to each of the Named Executives:


                                                                                               POTENTIAL REALIZABLE VALUE AT
                                                 % OF TOTAL                                     ASSUMED ANNUAL RATES OF STOCK
                                 SHARES           OPTIONS                                       PRICE APPRECIATION FOR OPTION
                                UNDERLYING       GRANTED TO      EXERCISE                             TERM (2)
                                 OPTIONS        EMPLOYEES IN      PRICE                        -----------------------------
       NAME                     GRANTED(1)      FISCAL YEAR      ($/SH)    EXPIRATION DATE         5%               10%
       ----                     ----------      -----------      ------    ---------------     ----------      -------------
Robert J. Laikin..........        140,000           14.6        $ 3.875     2/22/2006          $  149,883      $   331,202


J. Mark Howell............        110,000           11.5          3.875     2/22/2006             117,765          260,230


Phillip A. Bounsall.......         95,000            9.9          3.875     2/22/2006             101,706          224,744


Steven E. Fivel...........         75,000            7.8          3.875     2/22/2006              80,294          177,429

---------------
(1) All options were granted under our 1994 Stock Option Plan. All options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date of grant.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming our Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning each exercise of stock options by each of the Named Executives during the fiscal year ended December 31, 2001 and the value of unexercised stock options held by the Named Executives as of December 31, 2001:


                                                                                              VALUE OF UNEXERCISED
                                                      NUMBER OF SECURITIES UNDERLYING       IN-THE-MONEY OPTIONS AT
                              SHARES                   OPTIONS AT DECEMBER 31, 2001          DECEMBER 31, 2001 (1)
                             ACQUIRED      VALUE      -------------------------------     ---------------------------
NAME                        ON EXERCISE   REALIZED    EXERCISABLE      UNEXCERCISABLE     EXERCISABLE   UNEXERCISABLE
-------------------------   -----------   --------    -----------       -------------     -----------   -------------
Robert J. Laikin.........           --     $     --      350,001           339,999        $    --           $    --
J. Mark Howell...........           --           --      983,374           251,666             --                --
Phillip A. Bounsall......           --           --      321,667           223,333             --                --
Steven E. Fivel..........           --           --      192,501           164,999             --                --

---------------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock.

On August 31, 2001, we made an offer (Offer to Exchange), to our employees and members of the Board of Directors, to exchange all options to purchase shares of our common stock, outstanding under our 1994 Stock Option Plan, 1996 Stock Option Plan and Non-Employee Directors Stock Option Plan which options had (i) a grant date prior to March 1, 2001, and (ii) an exercise price in excess of $10.00 per share. In exchange for the options participants (a) received a cash payment and (b) will receive the grant of a new option or new options, as applicable, in the amounts upon the terms and subject to the conditions as set forth in the Offer to Exchange.

This Offer expired on October 15, 2001. The total amount of cash paid and recognized as compensation expense in 2001 pursuant to the Offer to Exchange was $0.4 million. The individuals that were eligible and elected to participate in the Offer are expected to be granted a new option or new options, as applicable, on or about the first business day which is at least six months and one day from the cancellation date. The number of shares subject to the new option or new options, as applicable, will be equal to one-third of the shares subject to the options tendered and accepted by us for cancellation, rounded up to the nearest whole share.

DIRECTOR COMPENSATION

         For the fiscal year ended December 31, 2001, non-employee directors received annual cash compensation of $30,000 for services rendered in their capacity as Board members. In addition, members of the Executive, Audit and Compensation Committees received annual payments of $6,400, $3,600 and $3,600, respectively, as members of such committees. We have adopted a Non-Employee Director Stock Option Plan (the "Director Plan") pursuant to which 937,500 shares of Common Stock are reserved for issuance to non-employee directors. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 10,000 shares of Common Stock upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 4,000 shares. All of such options are granted at fair market value on the date of grant and are exercisable as to all of the shares covered thereby commencing one year from the date of grant. To date, we have granted to each of Messrs. Adams, Dick, Simon and Wagner options to purchase 106,625 shares of Common Stock pursuant to the Director Plan and 10,000 shares of Common Stock pursuant to our 1996 Stock Option Plan and have granted Mr. Stuart and Mr. Stead options to purchase 36,000, and 14,000 shares of Common Stock, respectively pursuant to the Director Plan. During the year ended December 31, 2001, we granted options to purchase 4,000 shares of Common Stock, at an exercise price of $4.016 per share, to each of Messrs. Adams, Dick, Simon, Stead, Stuart and Wagner.

EMPLOYMENT AGREEMENTS

         We have entered into five-year "evergreen" employment agreements with each of Messrs. Laikin and Howell which are automatically renewable for successive one-year periods and provide for an annual base compensation of $450,000 and $325,000 respectively, and such bonuses as the Board of Directors may from time to time determine. If we provide the employee with notice that we desire to terminate the agreement or terminate the agreement without cause, there is a final five-year term commencing on the date of such notice. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter. The employment agreements also provide that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive severance pay equal to the highest of (a) $2,250,000 for Mr. Laikin and $1,625,000 for Mr. Howell or (b) five times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination. If after or as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, the employee will be entitled to receive severance pay equal to ten times the total compensation (including salary, bonus, the value of all perquisites and the value of all stock options granted to the employee) received from us during the twelve months prior to the date of termination. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable. For purposes of such agreements, a "change of control" shall be deemed to occur, unless previously consented to in writing by the respective employee, upon (i) individuals who constituted our then current Board of Directors ceasing to constitute a majority of the Board of Directors, (ii) subject to certain specified exceptions, the acquisition of beneficial ownership of 15% or more of our voting securities by any person or entity not affiliated with the respective employee or us, (iii) the commencement of a proxy contest against management for the election of a majority of our Board of Directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities, (iv) the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the respective employee or us, or (v) our complete liquidation or dissolution. In addition, we have entered into three-year "evergreen" employment agreements with each of Messrs. Bounsall and Fivel, which are automatically renewable for successive one-year periods and provide for an annual base compensation of $290,000 for Mr. Bounsall and $275,000 for Mr. Fivel. If we provide the employee with notice that we desire to terminate the agreement without cause, there is a final three-year term commencing on the date of such notice. The agreements provide otherwise for substantially the same terms as the employment agreements described above, except that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive the highest of (a) $870,000 in the case of Mr. Bounsall and $825,000 in the case of Mr. Fivel or (b) three times the total compensation (including salary, bonus and the value of all perquisites ) received from us during the twelve months prior to the date of termination. If after or as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, the employee will be entitled to receive severance pay equal to six times the compensation (including, salary, bonus, and the value of all perquisites and the value of all stock options granted to the employee) received or earned from us during the twelve months prior to the date of termination. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We have a Compensation Committee of the Board of Directors comprised of non-employee directors and currently consisting of Messrs. Wagner and Adams. Decisions as to executive compensation are made by the Board of Directors, primarily upon the recommendation of such Committee. Mr. Wagner is a partner in a law firm which received fees in exchange for services rendered to us during the year ended December 31, 2001. The Board of Directors which includes Messrs. Laikin and Howell has not modified or rejected any recommendations of the Compensation Committee as to the compensation of our executive officers. During the fiscal year ended December 31, 2001, none of our executive officers have served on the board of directors or the compensation committee of any other entity, any of whose officers serves on our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2002 (Record Date) based on information obtained from the persons named below, (i) by each person known by us to own beneficially more than five percent of our Common Stock, (ii) by each of the Named Executives, (iii) by each of our directors, and
(iv) by all of our executive officers and directors as a group:


                                                              AMOUNT AND NATURE      PERCENTAGE OF
                                                               OF BENEFICIAL          OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         OWNERSHIP(2)          SHARES OWNED
---------------------------------------                       -----------------       ------------
Robert J. Laikin (3).......................................         883,930                 1.6
J. Mark Howell (4).........................................       1,051,137                 1.8
Phillip A. Bounsall (5)....................................         383,038                  *
Steven E. Fivel (6)........................................         224,228                  *
John W. Adams (7)..........................................           8,900                  *
Rollin M. Dick (8).........................................         808,999                 1.5
Stephen H. Simon (9).......................................          44,000                  *
Jerre L. Stead (10)........................................           4,000                  *
Todd H. Stuart (11)........................................           4,000                  *
Robert F. Wagner (12)......................................          24,150                  *
Dimensional Fund Advisors Inc. (13)........................       3,051,722                 5.5
All executive officers and directors
as a group (ten persons) (14)..............................       3,436,382                 5.9

----------------------

*    Less than 1%.

(1) The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of Brightpoint, Inc., 600 East 96th Street, Suite 575, Indianapolis, Indiana 46240.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Record Date upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the Record Date have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Does not include any options that may be granted in the next 60 days to the persons named in the table pursuant to the terms of the offer to exchange certain options that we made to our employees and directors during 2001.

(3) Includes 396,668 shares which are exercisable within 60 days of the Record Date. Includes 452,956 shares owned by Mr. Laikin. Includes 14,125 shares allocated from the Brightpoint, Inc. 1999 Employee Stock Purchase Plan ("ESPP") and 20,181 shares allocated from the Brightpoint, Inc. 401k Plan ("401(k)"). Does not include options to purchase 293,332 shares.

(4) Includes 1,020,001 shares underlying options which are exercisable within 60 days of the Record Date. Includes 29,300 shares owned by J. Mark Howell and 1,836 shares allocated from the 401(k). Does not include options to purchase 214,999 shares.

(5) Includes 353,334 shares underlying options which are exercisable within 60 days of the Record Date. Includes 17,000 shares owned by Mr. Bounsall's wife. Includes 5,918 shares allocated from the ESPP and 1,086 shares allocated from the 401(k). Includes 5,700 shares held in the Howell Family Educational Trust of which Mr. Bounsall is a trustee and as to which shares Mr. Bounsall, as trustee, has voting and dispositive power. Does not include options to purchase 191,666 shares.

(6) Includes 217,501 shares underlying options which are exercisable within 60 days of the Record Date. Includes 5,000 shares owned by Mr. Fivel. Includes 676 shares allocated from the ESPP and 1,051 shares allocated from the 401(k). Does not include options to purchase 139,999 shares.

(7) Includes (i) 4,900 shares owned through Mr. Adams' 401(K) Plan and (ii) 4,000 shares underlying options which are exercisable within 60 days of the Record Date.

(8) Includes: (i) 230,625 shares held in the name of Rollin M. Dick, (ii) 529, 874 shares held of record by JLT PR LLC, an entity in which Mr. Dick is the sole managing member and a majority equity owner, (iii) 44,500 shares held by the Helping Fund, a charitable organization established under Section 501(c)(3) of the Internal Revenue Code of 1986, of which Mr. Dick is a trustee with shared voting and dispositive power, and (iv) 4,000 shares underlying options which are exercisable within 60 days of the Record
     Date.

(9) Includes (i) 40,000 shares owned by Mr. Simon and (ii) 4,000 shares underlying options which are exercisable within 60 days of the Record Date.

(10) Includes 4,000 shares underlying options which are exercisable within 60 days of the Record Date.

(11) Includes 4,000 shares underlying options which are exercisable within 60 days of the Record Date.

(12) Includes (i) 20,050 shares owned by Mr. Wagner and (ii) 100 shares held in a joint account by Mr. Wagner and his emancipated son, of which shares Mr. Wagner disclaims beneficial ownership and (iii) 4,000 shares underlying options which are exercisable within 60 days of the Record Date.

(13) Based solely on a Schedule 13G filed with the Securities and Exchange Commission by Dimensional Fund Advisors Inc.("Dimensional"). According to the Schedule 13G Dimensional is an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses voting and /or investment power over these shares. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(14) Includes an aggregate of 2,011,504 shares underlying options which are exercisable within 60 days of the Record Date, including those listed in notes (3) through (12), above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We utilize the services of a third party for the purchase of corporate gifts, promotional items and standard personalized stationery. Mrs Judy Laikin, the mother of Robert J. Laikin, our Chief Executive Officer, was an independent consultant to this third party during 2001 and prior to June 1, 2000 was the owner of the third party. We purchased approximately $127,000 of services and products from this third party during 2001. We believe that these purchases were made on terms no less favorable to us than we could have obtained from an unrelated party.

         During 2001, an entity in which the father of Robert J. Laikin is a fifty percent (50%) equity owner, provided risk management services to us for which we paid the entity $167,000 in consulting fees. During the fiscal year ended December 31, 2001 we paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $180,000 in service fees and certain insurance premiums, which premiums were forwarded to our respective insurance carriers.

         During 2001, in accordance with the terms of our offer to exchange certain options with our employees and directors, we paid our officers and directors who participated in the exchange offer an aggregate of $251,700 in partial consideration of the options they surrendered. Of the aggregate amount, $86,000 was paid to Robert J. Laikin and $73,500 was paid to to J. Mark Howell, our President and Chief Operating Officer.

         Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith, we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we intend to reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.


(a)(1) The following financial statements and information are filed as a part of our report commencing on page A-1:

                           Report of Independent Auditors

                           Consolidated Statements of Operations for the Years
                               Ended December 31, 1999, 2000 and 2001 (as restated for 1999 and 2000)

                           Consolidated Balance Sheets as of December 31, 2000
                               (as restated) and 2001

                           Consolidated Statements of Stockholders' Equity for
                               the Years Ended December 31, 1999, 2000 and 2001 (as restated for 1999 and 2000)

                           Consolidated Statements of Cash Flows for the Years
                               Ended December 31, 1999, 2000 and 2001 (as restated for 1999 and 2000)

                           Notes to the Consolidated Financial Statements (as
                               restated)


(a)(2) The following financial statement schedule for the year ended December 31, 2001, including the Report of Independent Auditors on Financial Statement Schedule for the three years ended December 31, 2001, is submitted herewith:

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

3.1              Certificate of Incorporation of the Company, as amended (6)

3.2              Amended and Restated By-Laws of the Company (6)

3.3 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995 (2)

4.1              Indenture between the Company and the Chase Manhattan Bank, as
                 Trustee (8)

4.2 Credit Agreement dated as of October 31, 2001 (as amended) among Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation (22)

10.1             1994 Stock Option Plan, as amended (15)*

10.2             1996 Stock Option Plan, as amended (21)*

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

EXHIBIT
NUMBER           DESCRIPTION

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

EXHIBIT
NUMBER           DESCRIPTION

10.23 Amendment No. 1 to Amended and Restated Multicurrency Credit Agreement dated October 19, 1998 (12)

10.24 Amendment No. 2 to Amended and Restated Multicurrency Credit Agreement dated September 30, 1998 (12)

10.25 Amendment No. 3 to Amended and Restated Multicurrency Credit Agreement dated January 1, 1999 (12)

10.26            Fourth Amendment to Multicurrency Agreement dated May 13, 1998
                 (14)

10.27 Second Amended and Restated Multicurrency Credit Agreement dated May 13, 1998 and amended and restated as of July 27, 1999
                 (14)

10.28 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of January 4, 1999 (12)

10.29 Amendment Number 1 to the Second Amended and Restated Multicurrency Credit Agreement dated as of March 30, 2000 (17)

10.30 Amendment Number 2 to the Second Amended and Restated Multicurrency Credit Agreement dated as of June 28, 2000 (18)

10.31 Amendment Number 3 to the Second Amended and Restated Multicurrency Credit Agreement dated as of October 27, 2000
                 (19)

10.32 Amendment Number 4 to the Second Amended and Restated Multicurrency Credit Agreement dated as of December 27, 2000
                 (20)

10.33 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999 (20)*

10.34 Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (20)*

10.35 Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Phillip A. Bounsall dated July 1, 1999 (20)*

10.36 Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (20)*

EXHIBIT
NUMBER           DESCRIPTION

10.37 Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000 (20)

10.38 Pledge Supplement for Brightpoint North America, Inc. dated January 1, 2001 to the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.39 Pledge Supplement for Brightpoint North America L.P. dated January 1, 2001 to the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.40 Subsidiary Borrower and Guarantor Letter for Brightpoint North America, Inc. dated January 1, 2001 under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.41 Subsidiary Borrower and Guarantor Letter for Brightpoint North America L.P. dated January 1, 2001 under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.42 Security Agreement dated January 1, 2001 between Brightpoint North America, Inc. and Bank One, Indiana, National Association under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.43 Security Agreement dated January 1, 2001 between Brightpoint North America L.P. and Bank One, Indiana, National Association under the Second Amended and Restated Multicurrency Credit Agreement dated as of July 27, 1999 (20)

10.44 Amendment dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (24)*

10.45            Distributor Agreement dated October 29, 2001 between Nokia Inc.
                 and Brightpoint North America L.P. (24)**

10.46 Amendment to Initial Lease and Termination of Expansion Lease by and between the Company and Keystone Operating Partnership, L.P. dated September 28, 2001 (24)

10.47 Fourth Amendment to Initial Lease between the Company and Keystone Operating Partnership, L.P. dated November 30, 2001
                 (24)

10.48 Fifth Amendment to Initial Lease between the Company and Keystone Operating Partnership, L.P. dated February 8, 2001
                 (24)

EXHIBIT
NUMBER           DESCRIPTION

10.49 First Amendment to Lease by and between First Point Associates, LLC and Brightpoint North America L.P., dated September 28, 2001 (24)

10.50            Brightpoint, Inc. 401(k) Plan (2001 Restatement) (24)

10.51 Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2001 (24)

21               Subsidiaries (24)

23               Consent of Ernst & Young LLP (23)

99               Cautionary Statements

(1) Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement (33-75148) effective April 7, 1994.

(2) Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K, dated March 28, 1997.

(5) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement on Form S-3 (333-29533) effective August 6, 1997.

(7) Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8) Incorporated by reference to the applicable exhibit filed with the exhibit filed with the Company's Current Report on Form 8-K dated April 1, 1998 for the event dated March 5, 1998.

(9) Incorporated by reference to the applicable exhibit filed with the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10) Incorporated by reference to the applicable exhibit filed with the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(12) Incorporated by reference to the applicable exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1998.

(13) Incorporated by reference to Appendix B filed with the Company's Proxy Statement dated April 15, 1999 relating to its Annual Stockholders meeting held May 18, 1999.

(14) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(15) Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement on Form S-8 (333-87863) dated September 27, 1999.

(16) Incorporated by reference to the applicable exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1999.

(17) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(18) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(19) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(20) Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

(21) Incorporated by reference to the applicable exhibit filed with the Company's Tender Offer Statement on Schedule TO dated August 31, 2001.

(22) Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K for the event dated November 1, 2001.

(23)             Filed as page F-2 of this report on Form 10-K.

(24)             Filed herewith.

                 * Denotes management compensation plan or arrangement.

                  ** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)              Reports on Form 8-K:

                 We filed a Current Report on Form 8-K for the event dated October 31, 2001 under Item 5 to report that our subsidiary, Brightpoint North America L.P., had entered into a new distribution agreement with Nokia Inc. extending our relationship with Nokia through December 31, 2003.

                 In addition, we filed a Current Report on Form 8-K for the event dated November 13, 2001 under Item 5 to report that we would restate our annual financial statements for 1998, 1999, 2000 and the interim periods of 2001.

                 We filed a Current Report on Form 8-K for the event dated November 29, 2001 under Item 5 to report that a complaint for a purported class action, captioned Andrew Weiss, Individually and on Behalf of All Others Similarly Situated, vs. Brightpoint, Inc., Robert J. Laikin and J. Mark Howell, asserted on behalf of all purchasers of publicly traded Brightpoint securities between January 28, 1999 and November 14, 2001, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by Brightpoint and two of its officers and directors and violations of Section 20(a) of the Exchange Act by the individual defendants, was filed in the United States District Court for the Southern District of Indiana, Indianapolis Division.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRIGHTPOINT, INC.

Date: March 21, 2002                       /s/ Robert J. Laikin
                                           -------------------------------------
                                           By: Robert J. Laikin
                                           Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                   TITLE                                                    DATE
/s/ Robert J. Laikin                        Chairman of the Board                                    March 21, 2002
-----------------------------------         Chief Executive Officer and
Robert J. Laikin                            Director (Principal Executive Officer)


/s/ J. Mark Howell                          President, Chief Operating Officer and                   March 21, 2002
-----------------------------------         Director
J. Mark Howell

/s/ Phillip A. Bounsall                     Executive Vice President and Chief                       March 21, 2002
-----------------------------------
Phillip A. Bounsall                         Financial Officer (Principal Financial
                                            Officer and Principal Accounting Officer)

/s/ John W. Adams                           Director                                                 March 21, 2002
-----------------------------------
John W. Adams

/s/ Rollin M. Dick                          Director                                                 March 21, 2002
-----------------------------------
Rollin M. Dick

/s/ Stephen H. Simon                        Director                                                 March 21, 2002
-----------------------------------
Stephen H. Simon

/s/ Jerre L. Stead                          Director                                                 March 21, 2002
-----------------------------------
Jerre L. Stead

/s/ Todd H. Stuart                          Director                                                 March 21, 2002
-----------------------------------
Todd H. Stuart

/s/ Robert F. Wagner                        Director                                                 March 21, 2002
-----------------------------------
Robert F. Wagner

FINANCIAL                                                             APPENDIX A
INFORMATION
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



   Report of Independent Auditors...........................................A-2

   Management's Responsibility for Financial Statements.....................A-2

   Overview and Recent Developments.........................................A-3

   Operating Segments.......................................................A-9

   Future Operating Results.................................................A-10

   Consolidated Statements of Operations and Analysis.......................A-11

   Consolidated Balance Sheets and Statements of
      Cash Flows and Analysis...............................................A-21

   Consolidated Statements of Stockholders' Equity..........................A-30

   Financial Market Risk Management.........................................A-31

   Notes to Consolidated Financial Statements...............................A-33

   Other Information........................................................A-65

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001, on pages A-11, A-21, A-22, A-30, and A-33 through A-64 and the information appearing under the caption "Operating Segments" on pages A-9 and A-10. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Indianapolis, Indiana
February 1, 2002, except for Notes 9 and 18, as to which the dates are March 6, 2002 and February 20, 2002, respectively

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

OVERVIEW AND RECENT DEVELOPMENTS
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations. We believe the critical accounting policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are discussed in Note 1 to the Consolidated Financial Statements.

BASIS OF PRESENTATION

On November 13, 2001, we announced that we would restate our annual financial statements for 1998, 1999, 2000 and the interim periods of 2001. On January 31, 2002, we announced that we would further restate our financial statements for the same periods. As more fully discussed in Note 18 to the Consolidated Financial Statements, we entered into an agreement with an insurance company, effective in 1998, relating to retrospective and prospective loss occurrences. The retrospective occurrences related primarily to previously reported losses we had sustained in our trading division, an operation that we closed in 1998. We have responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including our accounting treatment of the agreement with the insurance company referenced above. In addition, certain of our officers or employees have provided testimony to the SEC and we believe that the staff of the SEC will subpoena additional testimony of certain of our officers and employees. In connection with those responses, we and our independent auditors reviewed the agreement with the insurance company and the accounting for the related transactions. In November of 2001, we and our independent auditors believed that insurance expense should have been accrued at the date we entered into the agreement, rather than prospectively over the periods covered by the agreement because we could not allocate the costs of the agreement between the retrospective and prospective loss occurrences. Accordingly, the November 2001 restatement of our financial statements included an accrual in 1998 of approximately $15 million of insurance expense related to this agreement. In January 2002, our Board of Directors appointed an independent member of the Board to conduct an investigation of the circumstances surrounding the procurement and accounting treatment of the agreement with the insurance company and related matters. The independent member of the Board retained counsel to assist in the investigation and their report was made to the Board in February 2002. This report included findings and recommendations concerning the investigation and the independent members of the Board unanimously approved and adopted such findings and recommendations. In late January 2002, we and our independent auditors reviewed the results of the termination of the retrospective portion of the agreement and determined that the appropriate accounting method for the agreement is deposit accounting. Deposit accounting requires treating our payments under this agreement as deposits rather than as premiums and our receipts under the agreement as withdrawals rather than claims paid by the insurance company, resulting in no income or expense recognition during the term of the agreement. As a result of adopting this accounting method, we i) wrote-off an insurance receivable of approximately $12 million during the quarter ended December 31, 1998, ii) wrote-off an insurance premium payable of approximately $15 million during the quarter ended December 31, 1998, iii) reversed collectibility reserves that had previously been applied to the aforementioned insurance receivables, iv) recorded the applicable income tax impacts of the foregoing actions and v) did not recognize an anticipated gain related to the termination of the retrospective portion of the agreement in the quarter ended December 31, 2001. The restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. We believe that the restatement had no effect on our cash flow and will have no material effect on our financial position at any future date. See Note 18 to the Consolidated Financial Statements for further discussion.

NON-RECURRING CHARGES AND OTHER ITEMS

2001

During 2001, our board of directors approved a restructuring plan (2001 Restructuring Plan) that we began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position us for long-term and more consistent success by improving our cost structure and eliminating operations in which we believe potential returns are not adequate to justify the risks of those operations. Certain markets in which we operate, including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, have unusually high risk profiles due to many factors, including among other things, high importation duties, currency restrictions and volatile political and economic climates. We have determined that the risks of operating in these markets can no longer be justified given the profitability potential of our operations in those markets, therefore, these operations have been or will be sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. Additionally, pursuant to the 2001 Restructuring Plan, we completed in January 2002, through certain of our subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited (Chinatron). Chinatron is involved in the wireless telecommunications and data industry, is beneficially owned, in part, by the managing director of Brightpoint China Limited and a former executive of Brightpoint, Inc. In addition, an independent director of Brightpoint, Inc. is also a director of Chinatron. A director and executive officer of Brightpoint, Inc. and the managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to us entering into the agreement to form the joint venture, our director and executive officer disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the managing director of Brightpoint China Limited and the former executive of Brightpoint, Inc. In exchange, our director and executive officer received the unconditional promise from their company to pay him $350,000 ($200,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited, we received preference shares in Chinatron with a face value of $10 million. In addition, Chinatron has an option to purchase an additional 30% of Brightpoint China Limited for additional preference shares in Chinatron with a face value of $10 million. We have not yet determined the fair market value of the Chinatron preference shares which will determine our gain or loss on the transaction. We believe the Chinatron transaction reduced the capital we employ in the China market, including Hong Kong, while allowing us to continue to participate on a limited basis in this large handset market.

The 2001 Restructuring Plan is also intended to improve our cost structure and, accordingly, our former North America and Latin America divisions were consolidated in 2001 and are managed as one division, referred to as the Americas. Warehouse and logistics functions formerly based in Miami were transferred to Indianapolis and the warehouse in Miami was closed. Additionally our operations and activities in Germany, the Netherlands and Belgium, including regional management, will be consolidated into a new facility in Germany. In total, the 2001 Restructuring Plan will result in a headcount reduction of approximately 350 employees in most of our areas, including marketing, operations, finance and administration. Additionally, we estimate that the 2001 Restructuring Plan could result in an on-going reduction of selling, general and administrative expenses of up to $3 million to $4 million per quarter beginning in the first quarter of 2002. There can be no assurance that the amount of our cost savings, if any, will be consistent with this estimate.

As a result of actions taken in accordance with the 2001 Restructuring Plan, we recorded restructuring and other unusual charges of approximately $36.5 million in the fourth quarter of 2001. Certain actions called for by our 2001 Restructuring Plan were not complete at December 31, 2001 (including the Chinatron transaction discussed above) and accordingly, we expect to record adjustments to these charges through at least the second quarter of 2002. We estimate that the total amount of charges to be recorded for all periods relative to the 2001 Restructuring Plan will be between $45 million and $55 million. The charges in 2001 included the write-off of goodwill, accumulated foreign currency translation adjustments and investments related to the eliminated or terminated operations, as well as losses on the disposals of fixed and other assets and cash expenses of approximately $3.4 million related to lease and employee terminations and other exit costs. These amounts which total $37.6 million are recorded in the "Restructuring and other unusual charges" line in the Consolidated Statements of Operations for 2001. The non-recurring charges also include the write-down of inventory (totaling $8.4 million and included in the "Cost of revenue" line), accounts receivable (totaling $2.6 million and included in the "Selling, general and administrative expenses" line) to their estimated net realizable value and the income tax benefits of the foregoing items (totaling $12.1 million and included in the "Income taxes" line). See Note 2 to the Consolidated Financial Statements for further discussion.

During the fourth quarter of 2001, our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility (the Revolver) with General Electric Capital Corporation (GE Capital) to provide capital for our North American operations. GE Capital acted as agent for a syndicate of banks. The Revolver replaces the Facility, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million. The Revolver bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is secured by all of the assets in our North America operations and borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to us and other payments outside the normal course of business. Subject to certain restrictions, we may use proceeds under the Revolver to repurchase our outstanding zero-coupon subordinated, convertible notes due 2018 (Convertible Notes). See Note 9 to the Consolidated Financial Statements for further discussion.

During the fourth quarter of 2001, our Board of Directors approved a plan under which we may repurchase the remaining 250,000 Convertible Notes (accreted book value of approximately $132 million or $527 per Convertible Note at December 31,
2001). Repurchases, if any, will be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. We intend to fund the repurchases of the Convertible Notes under this plan from borrowings under the Revolver and from working capital, however no assurance can be given that we will repurchase any Convertible Notes. Under the Revolver, our North America subsidiaries may transfer funds to us in order to repurchase the Convertible Notes.

In the third quarter of 2001, we recorded an unusual charge of approximately $3.4 million ($2.8 million after applicable income tax benefit) or $0.05 per diluted share related to the settlement of a dispute with a wireless equipment manufacturer with which we have not done business for several quarters. The loss includes applicable legal fees and we believe we will incur no further losses related to the dispute.

During the first quarter of 2001, we repurchased approximately 36,000 of Convertible Notes at prices ranging from $278 to $283 per Convertible Note, completing a plan approved by the Board of Directors in 2000 to purchase up to 130,000 of the Convertible Notes. These transactions resulted in an extraordinary gain in 2001 of approximately $4.6 million ($0.09 per diluted share), net of applicable income taxes and transaction costs.

2000

During the fourth quarter of 2000, we repurchased approximately 94,000 of our Convertible Notes for approximately $29 million ($310 per Convertible Note) pursuant to a plan approved by the Board of Directors in 2000. These transactions resulted in an extraordinary gain in 2000 of approximately $10.0 million ($0.18 per diluted share), net of applicable income taxes and transaction costs.

During the first quarter of 2000, we began the process of consolidating four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for us and our processes. We recorded an unusual charge related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million ($4.2 million after applicable taxes or $0.07 per diluted share) and was comprised of approximately $3.2 million in non-cash fixed asset disposals and $3.8 million in moving, lease termination and other costs paid in cash. As a result of the actions discussed above, we had approximately $3.0 million in facility consolidation reserves at December 31, 2000. In September of 2001, we entered into an agreement to terminate our financial obligations with respect to the last of the unused, or partially used, facilities. We believe that the termination agreement had no effect on our current year financial statements. We had no remaining facility consolidation reserves at December 31, 2001 and no significant adjustments or revisions to the charge are anticipated in future periods.

1999

In the first quarter of 1999, we recorded a cumulative effect adjustment for a change in accounting principle. The change in accounting principle resulted from the required adoption of American Institute of Certified Public Accountants Statement of Position 98-5, Reporting the Costs of Start-up Activities, which required the write-off of the unamortized portion of our previously capitalized start-up costs. These costs were incurred primarily as a part of our in-country expansion and long-term contract activities from 1996 through 1998 and were previously capitalized in accordance with generally accepted accounting principles then in effect. The adjustment for the write-off of these amounts of $13.4 million is shown net of applicable taxes.

Beginning in the second quarter of 1999, we implemented a broad restructuring plan (1999 Restructuring Plan) by eliminating or restructuring identified non-performing business activities and reducing costs. The 1999 Restructuring Plan was approved by our Board of Directors and included the disposal of operations in the United Kingdom, Poland, Taiwan and Argentina; termination of our investments in two joint operations in China; disposal of our 67% interest in a Hong Kong-based accessories company; and initiation of cost reduction programs in certain areas of our business. In total, the 1999 Restructuring Plan resulted in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas, including marketing, operations and administration; however, substantially all of the reductions occurred in our operating divisions outside of North America.

As a result of actions taken in accordance with the 1999 Restructuring Plan, we recorded restructuring and other unusual charges in 1999 of approximately $79.6 million. Adjustments to the charge subsequent to its initial recording in 1999 have not been significant. The charges included the write-off of goodwill and investments related to the eliminated or terminated operations, as well as losses on the disposals of fixed and other assets and cash expenses of approximately $5.9 million related to lease and employee terminations and other exit costs. These amounts which total $61.3 million are recorded in the "Restructuring and other unusual charges" line in the Consolidated Statements of Operations, as restated. The non-recurring charges also include the write-down of inventory (totaling $9.6 million and included in the "Cost of revenue" line) and accounts receivable (totaling $5.2 million and included in the "Selling, general and administrative expenses" line) to their estimated net realizable value. Tax assets totaling $3.5 million were also written off as part of the 1999 Restructuring Plan. Our execution of the Restructuring Plan has been substantially completed and no further revisions or adjustments to these charges are expected in future periods.

ACQUISITIONS AND DIVESTITURES

Following are purchase acquisitions, divestitures and other disposals affected by us during the past three years.

2001

- Acquired Mega-Hertz SARL - a provider of activation and other services to the wireless telecommunications industry in France.

- Acquired certain net assets of Dirland SA - a provider of activation and other services to the wireless telecommunications industry in France.

- Pursuant to our 2001 Restructuring Plan, we sold our operations in Jamaica and otherwise disposed of (or initiated the disposal process) certain operations in Belgium, Brazil, the Netherlands, South Africa, Venezuela and Zimbabwe.

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

- Sold WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom.

- Pursuant to our 1999 Restructuring Plan, terminated or disposed (or initiated the disposal process) of certain operations in the United Kingdom, Argentina, Taiwan, China and Poland.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. We do not believe the adoption of SFAS No. 144 will have a material effect on our results of operations, financial position or cash flows. However, we are continuing to evaluate the impact that the changes in the presentation of discontinued operations will have on our financial statements.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted with an effective date of January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in our financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. For the year ended December 31, 2001, we recorded amortization of goodwill and other intangibles of approximately $3.1 million. At December 31, 2001, we had goodwill and other intangibles totaling approximately $61.3 million, net of accumulated amortization. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in our financial statements. We are currently assessing the impact that SFAS No. 142 will have on our financial statements upon adoption in 2002, however, during February of 2002, we completed the first step in the required goodwill impairment testing process required by SFAS No. 142. The results of this first step have indicated that we will need to complete the more detailed second step in the required goodwill impairment testing process required by SFAS No. 142 on portions of our goodwill and intangible assets. Although we cannot yet determine the amount of the impairment charge, if any, that we will be required to record, the total goodwill and intangibles at December 31, 2001 of operations that are proceeding to the second step of impairment testing is approximately $29.6 million.

Also, on June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. We believe the adoption of SFAS No. 141 did not have a material affect on our financial statements.

OPERATING SEGMENTS

We operate in markets worldwide and have three operating segments. These operating segments represent our three divisions: the Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless handsets, accessory programs and fees from the provision of integrated logistics services. However, the divisions are managed separately because of the geographic locations in which they operate.

We evaluate the performance of, and allocate resources to, these segments based on income (loss) from operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, we incurred restructuring and other unusual charges, which materially affected certain operating segments. In addition, during 2001, the management of our operations in the Middle East was transferred from the Europe division to the Asia-Pacific division and our former North America and Latin America divisions were consolidated and are managed as one division referred to as the Americas. All years presented below have been reclassified to reflect our current operating segments and management structure. A summary of our operations by segment is presented below (in thousands), as restated for 1999 and 2000 (see
Note 18 to the Consolidated Financial Statements):

                                                                                                                 Restructuring
                        Revenues from                              Total        Allocated        Allocated         and Other
                           External       Income (Loss) from      Segment        Interest          Income           Unusual
                          Customers          Operations (1)        Assets       Expense (2)       Taxes (2)       Charges (3)
                      -----------------------------------------------------------------------------------------------------------
1999:
The Americas            $    1,004,428    $        23,961     $    406,703      $     5,757     $      7,891     $      3,394
Asia-Pacific                   497,491            (30,888)         110,625            3,935            3,283           34,350
Europe                         266,202            (40,335)         100,172            3,201            1,991           38,316
                      -----------------------------------------------------------------------------------------------------------
                        $    1,768,121    $       (47,262)    $    617,500      $    12,893     $     13,165     $     76,060
                      ===========================================================================================================

2000:
The Americas           $       975,231    $        27,913     $    420,850      $     6,488     $      6,008     $      6,972
Asia-Pacific                   699,220             25,055          137,600            2,957            6,422             (705)
Europe                         302,840              9,169          129,337            2,346            2,562             (142)
                      -----------------------------------------------------------------------------------------------------------
                        $    1,977,291    $        62,137     $    687,787      $    11,791     $     14,992     $      6,125
                      ===========================================================================================================

2001:
THE AMERICAS           $       843,645    $       (64,713)    $    402,030      $     5,505      $   (21,553)    $     40,299
ASIA-PACIFIC                   683,910              8,206           98,539            2,454            2,284            3,375
EUROPE                         297,614             (5,810)         108,851            1,728            3,235            8,932
                      -----------------------------------------------------------------------------------------------------------
                        $    1,825,169    $       (62,317)    $    609,420      $     9,687      $   (16,034)     $    52,606
                      ===========================================================================================================

(1) Includes $76.1 million, $6.1 million, and $52.6 million of restructuring and other unusual charges in 1999, 2000 and 2001, respectively.
(2) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.
(3) In 1999 and 2001, a portion of these charges is included under the captions "Cost of revenue" and "Selling, general and administrative expenses" in the Consolidated Statements of Operations depending upon their nature. This amount does not include the tax effect of these restructuring and other unusual charges of $3.5 million, $(2.7) million and $(12.1) million for 1999, 2000 and 2001, respectively. See Note 2 to the Consolidated Financial Statements.

Additional segment information is as follows (in thousands):


External revenue by service line:                      1999              2000              2001
                                                -------------------------------------------------------
Wireless handset sales                                $1,342,814        $1,569,777        $1,509,222
Wireless accessory programs                              266,193           221,967           148,680
Integrated logistics services                            159,114           185,547           167,267
                                                -------------------------------------------------------
                                                      $1,768,121        $1,977,291        $1,825,169
                                                =======================================================

                                                                     DECEMBER 31
                                                -------------------------------------------------------
                                                       1999              2000              2001
                                                -------------------------------------------------------
Long-lived assets:
The Americas                                         $    56,840       $    60,656       $    60,841
Asia-Pacific                                              30,071            29,539            28,121
Europe                                                    31,715            34,786            32,683
                                                -------------------------------------------------------
                                                     $   118,626       $   124,981       $   121,645
                                                =======================================================

FUTURE OPERATING RESULTS

Various statements, discussions and analyses throughout this Annual Report on Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, i) uncertainties relating to customer plans and commitments; ii) lack of demand for our products and services in certain markets; iii) our ability to implement enterprise and warehouse management software systems without incurring significant additional costs or business interruptions; iv) loss of significant customers and difficulties collecting our accounts receivable; v) access to or the cost of increasing amounts of capital, trade credit or other financing; vi) dilution of the percentage ownership of existing shareholders due to significant outstanding convertible securities; vii) our significant outstanding indebtedness and payment obligations under certain lease and other contractual arrangements;
viii) the possible adverse effect on demand for our products resulting from consolidation of wireless network operator customers; ix) business conditions and growth in our markets, including currency, economic and political risks in markets in which we operate; x) availability and prices of wireless products;
xi) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our expansion activities and provision of integrated logistics services; xii) successful consummation and integration of businesses and product lines acquired; xiii) success of relationships with wireless equipment manufacturers, network operators and other participants in the wireless telecommunications and data industry; xiv) ability to meet intense industry competition; xv) the highly dynamic nature of the industry in which we participate; xvi) continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business; xvii) ability to manage and sustain future growth at our historical or industry rates; xviii) ability to respond to rapid technological changes in the wireless communications and data industry; xix) reliance on sophisticated information systems technologies; xx) ability to attract and retain qualified management and other personnel; xxi) potential performance issues with suppliers and customers; xxii) ability to protect our proprietary information; xxiii) uncertainties regarding the outcome of pending litigation and xxiv) risk of failure or material interruption of wireless systems and services.

Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)


                                                                                 YEAR ENDED DECEMBER 31
                                                                 --------------------------------------------------------
                                                                      1999                2000               2001
                                                                 --------------------------------------------------------
                                                                     (AS RESTATED, SEE NOTE 18)
Revenue                                                           $   1,768,121     $    1,977,291       $    1,825,169
Cost of revenue                                                       1,636,207          1,806,731            1,744,258
                                                                 --------------------------------------------------------
Gross profit                                                            131,914            170,560               80,911

Selling, general and administrative expenses                            117,925            102,298              101,584
Restructuring and other unusual charges                                  61,251              6,125               41,644
                                                                 --------------------------------------------------------
Income (loss) from operations                                           (47,262)            62,137              (62,317)

Interest expense                                                         12,893             11,791                9,687
Other expenses                                                            1,216              1,656                1,642
                                                                 --------------------------------------------------------
Income (loss) before income taxes, minority interest,
     accounting change and extraordinary gain                           (61,371)            48,690              (73,646)

Income taxes                                                             13,165             14,992              (16,034)
                                                                 --------------------------------------------------------
Income (loss) before minority interest, accounting change and           (74,536)            33,698              (57,612)
       extraordinary gain

Minority interest                                                           (93)                 3                  (11)
                                                                 --------------------------------------------------------

Income (loss) before accounting change and extraordinary gain           (74,443)            33,695              (57,601)
Cumulative effect of accounting change, net of tax                      (13,404)                 -                    -
Extraordinary gain on debt extinguishment, net of tax                         -              9,988                4,300
                                                                 --------------------------------------------------------

Net income (loss)                                                $      (87,847)    $         43,683   $        (53,301)
                                                                 ========================================================

Basic per share:
     Income (loss) before accounting change and
           extraordinary gain                                    $         (1.40)   $         0.61     $         (1.03)
     Cumulative effect of accounting change, net of tax                    (0.25)                -                   -
     Extraordinary gain on debt extinguishment, net of tax                   -                0.18                0.08
                                                                 --------------------------------------------------------
     Net income (loss)                                           $         (1.65)   $         0.79     $         (0.95)
                                                                 ========================================================

Diluted per share:
     Income (loss) before accounting change and
           extraordinary gain                                    $         (1.40)   $         0.60     $         (1.03)
     Cumulative effect of accounting change, net of tax                    (0.25)                -                   -
     Extraordinary gain on debt extinguishment, net of tax                     -              0.18                0.08
                                                                 --------------------------------------------------------
     Net income (loss)                                           $         (1.65)   $         0.78     $         (0.95)
                                                                 ========================================================

Weighted average common shares outstanding:
     Basic                                                               53,290             55,461               55,814
                                                                 ========================================================
     Diluted                                                             53,290             56,105               55,814
                                                                 ========================================================

         See accompanying notes.

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
(AS RESTATED FOR 1999 AND 2000)
--------------------------------------------------------------------------------

Our revenues are comprised of sales of wireless handsets (including wireless data devices), accessory programs and fees generated from the provision of integrated logistics services. The sale of wireless handsets and related accessories and the resulting gross profit reflects the compensation we earned for our distribution services, which services include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery. Fees from integrated logistics services are earned as services are performed. Such services include, among others, support for prepaid programs, inventory management, procurement, product fulfillment, programming, telemarketing, private labeling, kitting and customized packaging, product warranty, repair and refurbishment and end-user support services.

Due to the significance of the restructuring plans we announced on June 30, 1999 and November 1, 2001, results of operations have been delineated between results from recurring operations and results from non-recurring operations for the purposes of the following discussion and analysis. Readers should be cautioned that this delineation should not be considered a substitute for consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). This presentation is provided for analysis purposes only and represents how we currently analyze the performance of our on-going operations. In addition, the impacts of non-recurring gains and charges have been shown and discussed separately under the heading "Non-recurring Charges and Other Items" in the previous discussion entitled "Overview and Recent Developments." Recurring operations include all operations except those that were eliminated or terminated in accordance with the restructuring plans. Recurring operations also exclude the impacts of the gains on debt extinguishment realized in 2000 and 2001, the cumulative effect of a change in accounting principle in 1999, and non-recurring and other unusual charges in 1999, 2000 and 2001. A reconciliation of the delineated presentation of the statement of operations for the years ended December 31, 1999, 2000 and 2001 is at the end of this analysis.

RECURRING OPERATIONS (RESTATED FOR 1999 AND 2000)

REVENUE

(In thousands)                       1999               2000           Change           2001           CHANGE
-----------------------------------------------------------------------------------------------------------------
Revenue                          $ 1,502,270        $ 1,794,274          19%         $ 1,726,658        (4%)
=================================================================================================================

Revenue from recurring operations for 2001 decreased 4% to approximately $1.7 billion from $1.8 billion in 2000. Revenue from recurring operations for 2000 increased 19% when compared to 1999. The decrease in 2001 when compared to 2000 resulted primarily from lower demand for our products and services due to i) slowing economic growth in many of the markets in which we operate, ii) an excess supply of products in many of the distribution channels through which we sell our products, iii) our inability to obtain an adequate supply of products in certain of the distribution channels through which we sell our products, primarily in China, iv) a reduction in the number of promotions offered by or fulfilled for certain network operator customers and v) business interruptions due to difficulties encountered with enterprise software implementations. We believe that current economic trends and delays in subscribers replacing handsets with new, not-yet-introduced products will continue to cause revenue growth to be lower than recent historical periods. The increase in 2000 compared to 1999 is a result of the worldwide demand for wireless products and our distribution and integrated logistics services. The increased demand for wireless products resulted from, among other things, increasing numbers of wireless subscribers in many markets worldwide and increasing demand for replacement or upgraded equipment.

RECURRING OPERATIONS (RESTATED FOR 1999 AND 2000)

However, we believe revenue from recurring operations was adversely affected by lower-than-anticipated demand for wireless products in the U.S. market in the fourth quarter of 2000 and pricing pressures in the Latin America market throughout 2000 due to a general oversupply of products. The rate of growth in revenues from recurring operations over the last 5 years has fluctuated significantly due to a variety of factors, including fluctuating industry growth rates, changes in our acquisition and expansion activities, changes in the mix of services we offer and economic changes in the markets in which we operate.

REVENUE BY SERVICE LINE

(In thousands)                                       1999                         2000                      2001
----------------------------------------------------------------------------------------------------------------------------------
Wireless handset sales                            $ 1,125,168       75%       $ 1,423,111       79%      $ 1,428,229      83%
Wireless accessory programs                           256,418       17%           211,847       12%          142,295       8%
Integrated logistics services                         120,684        8%           159,316        9%          156,134       9%
                                               -----------------------------------------------------------------------------------
Total                                             $ 1,502,270      100%       $ 1,794,274      100%      $ 1,726,658     100%
====================================================================================================================================

Revenue from recurring operations in 2001 reflects a greater proportion of total revenues from wireless handset sales than that experienced in 2000, although dollars of revenue derived from this service line increased by less than 1%. This change in mix was primarily the result of a decrease in revenue from wireless accessory programs from 12% of total revenue in 2000 to 8% of total revenue in 2001. Additionally, dollars of revenue derived from this service line in 2001 decreased by 33% from 2000. Although revenue from accessory programs decreased worldwide, we experienced our most significant decline in this service line in our Americas division due to a reduction in the number of promotions offered by or fulfilled for certain network operator customers, particularly in the United States. We believe this trend in reduced revenue from accessory programs will continue in 2002. Revenue from recurring operations for 2000 as compared to 1999 includes a greater proportion of revenues from integrated logistics services as we continued to develop and grow our service offerings and obtain new customers in this area. Revenue from wireless handset sales grew 26% from the prior year due to the increased demand for wireless handsets and improved product availability. Revenue from accessory programs decreased worldwide due to a reduction in the number of promotions offered by or fulfilled for certain network operators. Revenue from the provision of integrated logistics services increased 32% in 2000 when compared to 1999 as we continued the execution of our strategy of focusing on this higher-margin service line.

REVENUE BY DIVISION

(In thousands)                                     1999                        2000                         2001
-----------------------------------------------------------------------------------------------------------------------------------
Americas                                       $    879,433       59%       $    828,262       46%      $    769,378         44%
Asia-Pacific                                        405,767       27%            699,220       39%           683,910         40%
Europe                                              217,070       14%            266,792       15%           273,370         16%
                                            ---------------------------------------------------------------------------------------
Total                                           $ 1,502,270      100%        $ 1,794,274      100%       $ 1,726,658        100%
===================================================================================================================================

RECURRING OPERATIONS (RESTATED FOR 1999 AND 2000)

We operate in various markets worldwide and business activities are managed in three divisions: the Americas, Asia-Pacific and Europe. The Americas division conducts its operations within the United States, Mexico, Colombia and Puerto Rico. Revenue from recurring operations in the Americas division declined by 7% compared to 2000, due primarily to i) slowing economic growth in the United States, ii) an excess supply of products in the United States and Mexico distribution channels, iii) a reduction in the number of promotions offered by or fulfilled for certain network operator customers and iv) business interruptions due to difficulties encountered with enterprise software implementations in the United States. We believe that these trends will continue in 2002. Revenue from recurring operations in the Americas division decreased 6% in 2000 compared to 1999 primarily due to lower demand in the fourth quarter of 2000 in the United States due to a variety of factors including economic uncertainty.

Our Asia-Pacific division maintains operations in Australia, Middle East, New Zealand, Philippines and the People's Republic of China (including Hong Kong). Revenue from recurring operations in the Asia-Pacific division decreased 2% in 2001 when compared to 2000. This decrease was due primarily to i) slowing economic growth in many of the Asia-Pacific markets, ii) an excess supply of products in the distribution channels in this region, iii) an inadequate supply of products in the distribution channels in this region during the fourth quarter of 2001, primarily in China, iv) a reduction in the number of promotions offered by or fulfilled for certain network operator customers and v) business interruptions due to difficulties encountered with an enterprise software implementation in Australia. These declines were partially offset by revenue growth in the Middle East due to increased demand in these markets. Revenue from recurring operations in the Asia-Pacific division during 2000 increased 72% when compared to 1999 due primarily to changes in our strategy in China and significant growth in revenues in the Middle East as we expanded our operations in these markets.

Our Europe division has operations in France, Germany, Ireland, and Sweden. Revenue from recurring operations within the Europe division grew by 2% in 2001 compared to 2000. Although the Europe division suffered from many of the factors impacting the other divisions, the diversity of the services offered in the division enabled the Europe division to realize slight revenue growth. Recurring revenue within the Europe division grew by 23% in 2000 compared to 1999 resulting from the strong demand for our distribution and integrated logistics services and expansion of our in-country operations in certain markets within the division.

GROSS PROFIT

(In thousands)                               1999              2000           Change             2001           CHANGE
___________________________________________________________________________________________________________________________
Gross profit                               $ 124,751         $ 160,374         29%               $ 93,024        (42%)

Gross margin                                    8.3%              8.9%                               5.4%
___________________________________________________________________________________________________________________________

Gross profit in 2001 decreased 42% from 2000 to approximately $93 million, and gross profit in 2000 increased 29% from the prior year to approximately $160 million. The decrease in gross profit in 2001 compared to 2000 was due primarily to price pressures created by the oversupply of product in the supply channels and price pressures related to our integrated logistics services. We also recorded inventory valuation adjustments of approximately $13.7 million ($8.4 million, or $0.15 per diluted share, net of tax benefit) in the second quarter of 2001 to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in the industry's supply channels, including our channels, and the lower-than-anticipated level of demand experienced in the United States

RECURRING OPERATIONS (RESTATED FOR 1999 AND 2000)

during 2001. The write-downs were related to our United States operations and a significant portion of the write-downs were related to wireless accessories. As of December 31, 2001, we had disposed of materially all of the inventory to which the write-downs related. In addition, the shift in service line mix from higher margin accessories to lower margin handset sales also reduced the gross profit in 2001. Lastly, as previously discussed, we experienced business interruptions and increased costs during 2001 in connection with enterprise and warehouse management software implementations in the United States and Australia. The increased costs had a negative impact on our gross margin as a portion of these costs are considered direct costs and are classified in cost of revenue. The increase in gross profit in 2000 when compared to 1999 was due primarily to the increase in revenue. Gross margins for 2000 were slightly higher than 1999, due to improved profitability in integrated logistics services and existing accessory programs offset by a shift in service line mix from higher-margin accessory programs to lower-margin handset sales. We expect pricing pressures and lower demand, partially offset by improving industry characteristics and improving service line mix, to cause gross margins to not vary significantly from 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


(In thousands)                                                 1999         2000         Change         2001        CHANGE
______________________________________________________________________________________________________________________________
Selling, general and administrative expenses                 $ 87,500    $  89,440         2%       $  84,330        (6%)

As a percent of revenue                                           5.8%         5.0%                       4.9%
______________________________________________________________________________________________________________________________

Selling, general and administrative expenses decreased 6% in 2001 compared to the prior year recurring operations and improved as a percent of revenue in 2001 to 4.9% from 5.0% in 2000. The decrease was comprised primarily of a decrease in our Americas division costs in 2001 as compared to 2000 offset by slight increases during 2001 in selling, general and administrative expenses incurred in our Europe and Asia-Pacific divisions. Savings realized in selling, general and administrative expenses in 2001 compared to 2000, which were partially offset by increases in other components of selling, general and administrative expenses, included i) a reduction in commissions paid by us to network operator customers pursuant to certain accessory programs in the United States as the related sales activity decreased significantly and ii) lower performance-based compensation to key employees. Selling, general and administrative expenses increased 2% in 2000 compared to 1999 recurring operations and improved as a percent of revenue in 2000 to 5.0% from 5.8% in 1999. These changes were due to cost reduction programs initiated in the second half of 1999 and continued monitoring of costs by management in 2000. We expect selling, general and administrative expenses as a percent of revenues to not vary significantly from 2001.

INCOME FROM OPERATIONS

(In thousands)                                   1999          2000        Change         2001        CHANGE
______________________________________________________________________________________________________________________________
Income from operations                          $37,251      $ 70,934        90%        $ 8,694        (88%)

As a percent of revenue                             2.5%          4.0%                      0.5%
______________________________________________________________________________________________________________________________

In 2001, income from recurring operations decreased by 88% to approximately $8.7 million, and the operating margin (income from operations as a percent of revenue) also decreased from 4.0% in 2000 to 0.5% in 2001. The decrease in operating income is due primarily to the decrease in gross margins in 2001. In 2000, income

RECURRING OPERATIONS (RESTATED FOR 1999 AND 2000)

from recurring operations increased by 90% to approximately $71.0 million, and the operating margin also increased from 2.5% in 1999 to 4.0% in 2000. The increase was primarily the result of the increase in gross margin.

NET INCOME

(In thousands, except per share data)                 1999           2000        Change         2001         CHANGE
-----------------------------------------------------------------------------------------------------------------------
Net income                                            $15,176       $ 40,707       168%         $ 1,135        (97%)
As a percent of revenue                                   1.0%           2.3%                       0.0%

Net income per share
- Basic                                                 $0.28          $0.73       161%           $0.02        (97%)
- Diluted                                               $0.28          $0.73       161%           $0.02        (97%)

Weighted average shares outstanding
- Basic                                                53,290         55,461         4%          55,814          1%
- Diluted                                              53,290         56,105         5%          55,814         (1%)
-----------------------------------------------------------------------------------------------------------------------

Net income from recurring operations in 2001 decreased by 97% compared to 2000. This decrease was due primarily to the decrease in income from recurring operations. The increase in net income from recurring operations of 168% in 2000 when compared to 1999 resulted primarily from the increase in income from recurring operations as well as a decrease in the effective income tax rate to 32% in 2000 from 42% in 1999 reflecting a decrease in the percentage of taxable income generated during 2000 in higher tax rate jurisdictions. Changes in the effective tax rate are due generally to the amount and geographic dispersion of pretax income.

RECONCILIATION OF RECURRING OPERATIONS PRESENTATION

The preceding recurring operations discussion represents our analysis of the historical performance and trends affecting our on-going operations. The following tables reconcile the historical operating results for these recurring operations to the Consolidated Statements of Operations prepared in accordance with GAAP for the years ended December 31, 1999, 2000 and 2001. Following the tables is a separate discussion of the results of operations of our non-recurring operations.

BRIGHTPOINT, INC.
RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                Year Ended December 31, 1999
                                                      -----------------------------------------------------------------------------
                                                                                                    Non-recurring
                                                            Recurring         Non-recurring       Charges and Other
                                                            Operations          Operations              Items         Consolidated
                                                      -----------------------------------------------------------------------------
   Revenue                                              $     1,502,270       $    265,851    $              -     $     1,768,121
   Cost of revenue                                            1,377,519            249,120               9,568           1,636,207
                                                      -----------------------------------------------------------------------------

   Gross profit (loss)                                          124,751             16,731              (9,568)            131,914

   Selling, general and administrative expenses                  87,500             25,184               5,241             117,925
   Restructuring and other unusual charges                            -                  -              61,251              61,251
                                                      -----------------------------------------------------------------------------

   Income (loss) from operations                                 37,251             (8,453)            (76,060)            (47,262)

   Interest expense                                              10,723              2,170                   -              12,893
   Other expenses                                                   508                708                   -               1,216
                                                      -----------------------------------------------------------------------------

   Income (loss) before income taxes, minority
     interest and accounting change                              26,020            (11,331)            (76,060)            (61,371)

   Income taxes                                                  10,884             (1,223)              3,504              13,165
                                                      -----------------------------------------------------------------------------

   Income (loss) before minority
     interest and accounting change                              15,136            (10,108)            (79,564)            (74,536)

   Minority interest                                                (40)               (53)                  -                 (93)
                                                      -----------------------------------------------------------------------------
   Income (loss) before accounting change                        15,176            (10,055)            (79,564)            (74,443)

   Cumulative effect of accounting change, net of
     tax                                                              -                  -             (13,404)            (13,404)
                                                      -----------------------------------------------------------------------------

   Net income (loss)                                    $        15,176       $    (10,055)      $     (92,968)    $       (87,847)
                                                      =============================================================================

   Basic per share:
     Income (loss) before accounting change             $          0.28       $      (0.19)      $       (1.49)    $         (1.40)
     Cumulative effect of accounting change, net of
     tax                                                              -                  -               (0.25)              (0.25)
                                                      -----------------------------------------------------------------------------
     Net income (loss)                                  $          0.28       $      (0.19)      $       (1.74)    $         (1.65)
                                                      =============================================================================

   Diluted per share:
     Income (loss) before accounting change             $          0.28       $      (0.19)      $       (1.49)    $         (1.40)
     Cumulative effect of accounting change, net of
     tax                                                              -                  -               (0.25)              (0.25)
                                                      -----------------------------------------------------------------------------
     Net income (loss)                                  $          0.28       $      (0.19)      $       (1.74)    $         (1.65)
                                                      =============================================================================

   Weighted average common shares outstanding:
     Basic                                                       53,290             53,290              53,290              53,290
                                                      =============================================================================
     Diluted                                                     53,290             53,290              53,290              53,290
                                                      =============================================================================

BRIGHTPOINT, INC.
RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)


                                                                                Year Ended December 31, 2000
                                                      ------------------------------------------------------------------------------
                                                                                                Non-recurring
                                                          Recurring        Non-recurring      Charges and Other
                                                          Operations         Operations             Items             Consolidated
                                                      ------------------------------------------------------------------------------
   Revenue                                             $      1,794,274       $    183,017      $            -    $       1,977,291
   Cost of revenue                                            1,633,900            172,831                   -            1,806,731
                                                      ------------------------------------------------------------------------------

   Gross profit                                                 160,374             10,186                   -              170,560

   Selling, general and administrative expenses                  89,440             12,858                   -              102,298
   Restructuring and other unusual charges                            -                  -               6,125                6,125
                                                      ------------------------------------------------------------------------------

   Income (loss) from operations                                 70,934             (2,672)             (6,125)              62,137

   Interest expense                                              10,832                959                   -               11,791
   Other expenses                                                   159              1,497                   -                1,656
                                                      ------------------------------------------------------------------------------

   Income (loss) before income taxes, minority
     interest and extraordinary gain                             59,943             (5,128)             (6,125)              48,690

   Income taxes                                                  19,233             (1,550)             (2,691)              14,992
                                                      ------------------------------------------------------------------------------

   Income (loss) before minority
     interest and extraordinary gain                             40,710             (3,578)             (3,434)              33,698

   Minority interest                                                  3                  -                   -                    3
                                                      ------------------------------------------------------------------------------
   Income (loss) before extraordinary gain                       40,707             (3,578)             (3,434)              33,695

   Extraordinary gain on debt extinguishment,
     net of tax                                                       -                  -               9,988                9,988
                                                      ------------------------------------------------------------------------------
   Net income (loss)                                    $        40,707       $     (3,578)     $        6,554    $          43,683
                                                      ==============================================================================

   Basic per share:
     Income (loss) before extraordinary gain            $          0.73       $      (0.06)     $        (0.06)   $            0.61
     Extraordinary gain on debt extinguishment,
       net of tax                                                     -                  -                0.18                 0.18
                                                      ------------------------------------------------------------------------------
     Net income (loss)                                  $          0.73       $      (0.06)     $         0.12    $            0.79
                                                      ==============================================================================

   Diluted per share:
     Income (loss) before extraordinary gain            $          0.73       $      (0.06)     $        (0.06)   $            0.60
     Extraordinary gain on debt extinguishment,
       net of tax                                                     -                  -                0.18                 0.18
                                                      ------------------------------------------------------------------------------
     Net income (loss)                                  $          0.73       $      (0.06)     $         0.12    $            0.78
                                                      ==============================================================================

   Weighted average common shares outstanding:
     Basic                                                       55,461             55,461              55,461               55,461
                                                      ==============================================================================
     Diluted                                                     56,105             56,105              56,105               56,105
                                                      ==============================================================================


BRIGHTPOINT, INC.
RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31, 2001
                                                      ------------------------------------------------------------------------------
                                                                                                  NON-RECURRING
                                                             RECURRING       NON-RECURRING      CHARGES AND OTHER
                                                             OPERATIONS        OPERATIONS             ITEMS            CONSOLIDATED
                                                      ------------------------------------------------------------------------------
   Revenue                                              $     1,726,658       $     98,511      $            -      $     1,825,169
   Cost of revenue                                            1,633,634            102,244               8,380            1,744,258
                                                      ------------------------------------------------------------------------------

   Gross profit (loss)                                           93,024             (3,733)             (8,380)              80,911

   Selling, general and administrative expenses                  84,330             14,672               2,582              101,584
   Restructuring and other unusual charges                            -                  -              41,644               41,644
                                                      ------------------------------------------------------------------------------

   Income (loss) from operations                                  8,694            (18,405)            (52,606)             (62,317)

   Interest expense                                               8,423              1,264                   -                9,687
   Other expenses                                                   179              1,463                   -                1,642
                                                      ------------------------------------------------------------------------------

   Income (loss) before income taxes, minority
     interest and extraordinary gain                                 92            (21,132)            (52,606)             (73,646)

   Income taxes                                                  (1,032)            (2,325)            (12,677)             (16,034)
                                                      ------------------------------------------------------------------------------

   Income (loss) before minority
     interest and extraordinary gain                              1,124            (18,807)            (39,929)             (57,612)

   Minority interest                                                (11)                 -                   -                  (11)
                                                      ------------------------------------------------------------------------------
   Income (loss) before extraordinary gain                        1,135            (18,807)            (39,929)             (57,601)

   Extraordinary gain on debt extinguishment,
     net of tax                                                       -                  -               4,300                4,300
                                                      ------------------------------------------------------------------------------
   Net income (loss)                                    $         1,135       $    (18,807)      $     (35,629)     $       (53,301)
                                                      ==============================================================================

   Basic per share:
     Income (loss) before extraordinary gain            $          0.02       $      (0.34)      $       (0.72)     $         (1.03)
     Extraordinary gain on debt extinguishment,
       net of tax                                                     -                  -                0.08                 0.08
                                                      ------------------------------------------------------------------------------
     Net income (loss)                                  $          0.02       $      (0.34)      $       (0.64)     $         (0.95)
                                                      ==============================================================================

   Diluted per share:
     Income (loss) before extraordinary gain            $          0.02       $      (0.34)      $       (0.72)     $         (1.03)
     Extraordinary gain on debt extinguishment,
       net of tax                                                     -                  -                0.08                 0.08
                                                      ------------------------------------------------------------------------------
     Net income (loss)                                  $          0.02       $      (0.34)      $       (0.64)     $         (0.95)
                                                      ==============================================================================

   Weighted average common shares outstanding:
     Basic                                                       55,814             55,814              55,814               55,814
                                                      ==============================================================================
     Diluted                                                     55,814             55,814              55,814               55,814
                                                      ==============================================================================


NON-RECURRING OPERATIONS (RESTATED FOR 1999 AND 2000)

Non-recurring operations include certain of our operations which have been sold, terminated or otherwise eliminated in accordance with our 1999 and 2001 restructuring plans described in the section entitled "Overview and Recent Developments." Specifically, non-recurring operations represent our former operations in the United Kingdom, Poland, Taiwan, Argentina, two joint operations in China and a Hong Kong based accessory business that were all sold or otherwise eliminated in 1999 pursuant to the 1999 Restructuring Plan and our operations in Brazil, Jamaica, South Africa, Venezuela, Zimbabwe and operations centers in the Netherlands and Belgium that were or will be sold, disposed of or otherwise eliminated in 2001 and 2002 pursuant to the 2001 Restructuring Plan.

Revenue from non-recurring operations declined to $98.5 million in 2001 from $183.0 million and $265.9 million in 2000 and 1999, respectively, representing decreases of 46% and 31%, respectively. These declines reflect the reduced business activity resulting from execution of the respective restructuring plans in 1999 and 2001. Non-recurring operations experienced a gross loss of $3.7 million in 2001 compared to gross profit of $10.2 million and $16.7 million in 2000 and 1999, respectively. The gross loss in 2001 reflects costs and losses incurred in winding-up the business activities of these operations pursuant to the 2001 Restructuring Plan, particularly in Venezuela and Brazil. The decrease in gross profits generated by non-recurring operations in 2000 as compared to 1999 is primarily the result of the full elimination of operations pursuant to the 1999 Restructuring Plan as well as declining profitability in Venezuela and South Africa. Additionally, revenues and gross profit in non-recurring operations were adversely affected immediately preceding the execution of the respective restructuring plans by industry, economic and other market factors in the countries in which the operations were located.

Non-recurring operations experienced an increase in selling, general and administrative expenses of 14% in 2001 compared to 2000 and a decrease in selling, general and administrative expenses of 49% in 2000 when compared to 1999. The increase in 2001 reflects costs and losses incurred in winding-up the business activities of these operations pursuant to the 2001 Restructuring Plan. The decrease in 2000 reflects the elimination of costs pursuant to the activities called for by the 1999 Restructuring Plan. Selling, general and administrative expenses for non-recurring operations as a percent of the related revenues were 9.5%, 7% and 15% in 1999, 2000 and 2001, respectively, reflecting both the effects of the actions called for by the restructuring plans and our difficulties in controlling costs in these markets.

In 1999, 2000 and 2001, non-recurring operations generated operating losses of $8.5 million, $2.7 million and $18.4 million and net losses of $10.1 million ($0.19 per diluted share), $3.6 million ($0.06 per diluted share) and $18.8 million ($0.34 per diluted share), respectively. These results are due to the declining revenues and gross margins during 2001 and 2000 within these operations and were exacerbated by increased selling, general and administrative expenses as a percent of revenue.

NON-RECURRING CHARGES AND OTHER ITEMS (RESTATED FOR 1999 AND 2000)

As more fully discussed in the section entitled "Overview and Recent Developments," we recorded non-recurring, restructuring and other unusual charges in 1999, 2000 and 2001, extraordinary gains on debt extinguishment in 2000 and 2001 and a cumulative effect adjustment for a change in accounting principle in 1999 that represent income or expense of a non-recurring nature and, accordingly, have been excluded from the previous discussions of operating results.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                 DECEMBER 31
                                                                ----------------------------------------------
                                                                        2000                    2001
                                                                ----------------------------------------------
                                                                 (AS RESTATED, SEE
                                                                      NOTE 18)
   ASSETS
   Current assets:
     Cash and cash equivalents                                     $         79,718        $         58,295
     Pledged cash                                                                 -                  16,657
     Accounts receivable (less allowance for doubtful
       accounts of $6,548 in 2000 and $6,272 in 2001)                       208,181                 181,755
     Inventories                                                            225,337                 137,549
     Contract financing receivable                                           11,756                  60,404
     Other current assets                                                    37,814                  33,115
                                                                ----------------------------------------------
   Total current assets                                                     562,806                 487,775

   Property and equipment                                                    36,763                  45,047
   Goodwill and other intangibles                                            72,390                  61,258
   Other assets                                                              15,828                  15,340
                                                                ----------------------------------------------

   Total assets                                                    $        687,787        $        609,420
                                                                ==============================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                              $        232,542        $        194,776
     Accrued expenses                                                        61,447                  52,743
     Unfunded portion of contract financing receivable                        1,260                  45,499
     Lines of credit, short-term                                                  -                  10,323
                                                                ----------------------------------------------
   Total current liabilities                                                295,249                 303,341
                                                                ----------------------------------------------

   Long-term debt:
       Line of credit                                                        53,685                  24,419
       Convertible notes                                                    144,756                 131,647
                                                                ----------------------------------------------
   Total long-term debt                                                     198,441                 156,066
                                                                ----------------------------------------------

   Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                                -                       -
     Common stock, $0.01 par value: 100,000 shares
       authorized; 55,763 and 55,860 issued and
       outstanding in 2000 and 2001, respectively                               558                     559
     Additional paid-in capital                                             213,714                 213,973
     Retained earnings (deficit)                                              6,256                 (47,045)
     Accumulated other comprehensive loss                                   (26,431)                (17,474)
                                                                ----------------------------------------------
   Total stockholders' equity                                               194,097                 150,013
                                                                ----------------------------------------------

   Total liabilities and stockholders' equity                      $        687,787        $        609,420
                                                                ==============================================


See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                       YEAR ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                   1999        2000          2001
                                                              ---------------------------------------
                                                                       (AS RESTATED, SEE NOTE 18)
OPERATING ACTIVITIES
Net income (loss)                                              $ (87,847)   $  43,683    $ (53,301)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                15,034       14,142       16,954
     Amortization of debt discount                                 7,179        7,169         5,182

     Cumulative effect of accounting change, net of tax           13,404         --           --
     Income tax benefits from exercise of stock options            1,557        2,717         --
     Extraordinary gain on debt extinguishment, net of tax          --         (9,988)      (4,300)
     Restructuring and other unusual charges                      79,564        6,125       40,394
     Minority interest and deferred taxes                          1,102       (1,911)      (6,184)
     Pledged cash requirements                                      --           --        (16,657)
     Changes in operating assets and
       liabilities, net of effects from acquisitions:
         Accounts receivable                                      17,930       10,667       13,981
         Inventories                                               6,874      (86,351)      77,912
         Other operating assets                                      117        3,190        4,307
         Accounts payable and accrued expenses                    53,110       47,453      (27,649)
                                                               ---------    ---------    ---------
Net cash provided by operating activities                        108,024       36,896       50,639

INVESTING ACTIVITIES
Capital expenditures                                             (13,716)     (14,664)     (27,442)
Purchase acquisitions, net of cash acquired                       (5,608)      (6,215)      (7,963)
Decrease (increase) in funded contract financing receivables       6,065       (4,210)      (5,199)
Decrease (increase) in other assets                                  170          108       (1,683)
                                                               ---------    ---------    ---------
Net cash used by investing activities                            (13,089)     (24,981)     (42,242)

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                     (62,998)       7,682      (18,934)
Repurchase of convertible notes                                     --        (29,329)     (10,095)
Proceeds from common stock issuances under employee stock
       option and purchase plans                                   5,082        6,724          259
                                                               ---------    ---------    ---------
Net cash used by financing activities                            (57,916)     (14,923)     (28,770)

Effect of exchange rate changes on cash and cash equivalents      (1,286)      (2,535)      (1,050)
                                                               ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents              35,733       (5,543)     (21,423)
Cash and cash equivalents at beginning of year                    49,528       85,261       79,718
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year                       $  85,261    $  79,718    $  58,295
                                                               =========    =========    =========

See accompanying notes

ANALYSIS OF THE CONSOLIDATED BALANCE SHEETS AND
STATEMENTS OF CASH FLOWS
(AS RESTATED FOR 1999 AND 2000)
--------------------------------------------------------------------------------

(dollars in thousands)                                              1999              2000             2001
--------------------------------------------------------------------------------------------------------------
Working capital                                                     $261,037      $267,557           $184,434
Cash provided by operating activities                                108,024        36,896             50,639
Cash operating profit (EBITDA)                                        49,523        83,762             23,948
Bank borrowings                                                       46,022        53,685             34,742
Convertible Notes                                                    184,864       144,756            131,647
Current ratio                                                      2.10 : 1       1.91 : 1           1.61 : 1
Average days revenue in accounts receivable                               43            33                 37
Average inventory turnover                                                12             9                 10
Average days costs in accounts payable                                    32            40                 41
Cash conversion cycle days                                                41            34                 32
--------------------------------------------------------------------------------------------------------------

We have historically satisfied our working capital requirements principally through cash operating profit (also referred to as EBITDA and calculated as income from recurring operations plus depreciation and amortization expense related to those operations), vendor financing, bank borrowings and the issuance of equity and debt securities. We believe that cash operating profit and available bank borrowings will be sufficient to continue funding our short-term capital requirements, however, repurchases of Convertible Notes (described below), if any, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to raise additional capital.

CASH OPERATING PROFIT AND WORKING CAPITAL

We generated cash operating profit of approximately $49.5 million, $83.8 million and $23.9 million in 1999, 2000 and 2001, respectively. The decrease in 2001 and the increase in 2000 in cash operating profit was primarily the result of the corresponding changes in income from recurring operations. In addition, in 2001 depreciation and amortization expense increased slightly due to depreciation incurred on investments in certain enterprise and warehouse management software implementations. We lease our office and warehouse/distribution space as well as certain furniture and equipment under operating leases. Total rent expense for all operating leases was $10.1 million, $11.5 million and $13.4 million for 1999, 2000 and 2001, respectively.

The aggregate future minimum payments on the above leases are as follows (in thousands):

YEAR ENDING DECEMBER 31
-------------------------
         2002             $   11,950
         2003                 11,137
         2004                  9,551
         2005                  7,137
         2006                  6,691
       THEREAFTER             58,509
                          ---------------
                           $ 104,975
                          ===============

The commitments above include approximately $0.3 million in facility lease payments for 2002 that relate to our former North America headquarters and main distribution center in Indianapolis. We terminated the lease for this facility and do not expect to incur rental payments after the second quarter of 2002.

The decrease in working capital in 2001 compared to 2000 is comprised primarily of the net effect of decreases in cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and increases in funded contract financing receivables and new short-term bank borrowings. The increase in working capital in 2000 compared to 1999 is comprised primarily of the net effect of increases in inventories, accounts payable and accrued expenses and a decrease in accounts receivable. These changes in working capital, particularly the low levels of accounts receivable and inventories at December 31, 2001 compared to the increased level of inventories at December 31, 2000, and an unusually low level of inventories at December 31, 1999, caused by product shortages in the 1999 fourth quarter, resulted in an increase in cash provided by operating activities in 2001 when compared 2000 and a decrease in net cash provided by operating activities in 2000 when compared to 1999. These changes were partially offset by a decrease in net income in 2001 compared to 2000 and an increase in net income in 2000 compared to 1999.

Additionally, as of December 31, 2001, average days revenue in accounts receivable were approximately 37 days, compared to days revenue outstanding of approximately 33 and 43 days for 2000 and 1999, respectively. During 2001, average inventory turns were 10 times, compared to 9 times and 12 times in 2000 and 1999, respectively. Average days costs in accounts payable were 41 days for 2001, compared to 40 days and 32 days in 2000 and 1999, respectively. These changes combined to create a decrease in cash conversion cycle days to 32 days in 2001 from 34 days in 2000 and 41 days in 1999.

Total cash and cash equivalents decreased by approximately $4.8 million during 2001 when compared to 2000 and unpledged cash decreased by approximately $21.4 million during 2001 when compared to 2000 as we issued cash-secured letters of credit in 2001 to support certain vendor credit lines primarily within our Asia-Pacific division. As of December 31, 2001, we had pledged cash totaling $16.7 million. In January 2002, we issued a $10 million cash-secured letter of credit to support Brightpoint China Limited's credit facilities from Standard Chartered Bank and DBS Bank described below. A significant portion of our cash is held by our primary subsidiary operating as our European Treasury Center, Brightpoint Holdings B.V., and if brought back to the United States could have certain tax implications.

The reduction in accounts receivable in 2001 was attributable to the decreased sales activity and successful acceleration of our accounts receivable collection cycle, as well as sales or financing transactions of certain accounts receivable to financing organizations. During 2000 and 2001, we entered into certain transactions with financing organizations with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States. Net funds received from the sales of accounts receivable during 2000 and 2001 totaled $149.3 million (7.6% of revenues) and $151.6 million (8.3% of revenues), respectively. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold, although in limited circumstances related primarily to our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position cash flows and results of operations.

At December 31, 2001, our allowance for doubtful accounts was $6.3 million compared to $6.5 million at December 31, 2000, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for 2001 and 2000. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, decreases in overall credit ratings and increasing costs to obtain additional capital. We believe this trend will continue into 2002 and could have an adverse effect on our financial position and results of operations. In connection with our continued expansion, we intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

The decrease in inventories and corresponding increase in average inventory turns during 2001 are due primarily to i) an unusually high level of inventories at December 31, 2000 due to lower-than-anticipated demand in the fourth quarter of 2000 for products in the United States, ii) reduction in our inventory levels commensurate with the overall lower demand in 2001 which we expect to continue in certain markets during 2002 and iii) our inability to obtain an adequate supply of products in certain of the distribution channels through which we sell our products, primarily in China. Additionally, during the second quarter of 2001, we recorded inventory valuation adjustments of approximately $13.7 million ($8.4 million, $0.15 per diluted share, net of tax benefit) to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand experienced in the second quarter of 2001. The write-downs were related to our North America division and a significant portion of the impacted inventories were wireless accessories.

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance, but do not own, inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables increased to $60.4 million in 2001 from $11.8 million in 2000 which is partially offset by the $45.5 million and $1.3 million unfunded portion of these receivables at December 31, 2001 and 2000, respectively. The increase is due to certain new logistics customers that we began serving in the fourth quarter of 2001. These receivables were secured at December 31, 2000 and 2001 by $0.4 million and $23.8 million, respectively, of wireless products located at our facilities. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements.

The 2001 reductions in accounts payable and accrued expenses are due primarily to the reduced business activity in 2001, including inventory purchases. We rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations. We have from time to time obtained extended payment terms from certain significant vendors at the end of each quarter. Consequently, our accounts payable and cash balances at quarter end may be higher than what is experienced throughout the quarter. For 2001 and 2000 our average cash balances were $57.3 million and $73.5 million, respectively.

CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

The increase in net property and equipment during 2001 was primarily the result of a significant increase in capital expenditures which totaled $27.4 million during 2001, partially offset by current year depreciation expense and approximately $3.9 million in fixed asset write-offs incurred pursuant to the 2001 Restructuring Plan. The increase in capital expenditures was primarily the result of investments totaling approximately $21.5 million to install and enhance systems, to continue to develop and enhance our systems to provide electronic data interchange capabilities, to further automate our customer interfaces and enhance our overall e-business capabilities, to create solutions for our customers and to provide a flexible service delivery system in support of our integrated logistics services. We intend to use additional funds to further develop information systems throughout our three divisions, in part to utilize technology to advance our base of existing service competencies and develop new capabilities that will attempt to meet the challenges posed by convergence and consolidation. We intend to invest an aggregate of $20 to $30 million in capital expenditures (related primarily to information technology) over the next two years.

The decrease in goodwill and other intangibles in 2001 compared to 2000 is primarily the result of current year amortization expense and non-cash write-offs totaling approximately $11.6 million from operations that were terminated pursuant to the 2001 Restructuring Plan, partially offset by approximately $8.0 million expended on new acquisitions in 2001, primarily in France. The increase in net cash used by investing activities in 2001 as compared to 2000 is due primarily to the increase in information technology related capital expenditures discussed above. The increase in net cash used by investing activities in 2000 compared to 1999 is primarily the result of increased funding of our contract financing activity during 2000.

BANK BORROWINGS AND OTHER FINANCING ACTIVITIES

On March 11, 1998, we completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all of our existing and future senior indebtedness and all other liabilities, including trade payables of our subsidiaries. The Convertible Notes resulted in gross proceeds of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under our revolving credit facility and to invest in highly liquid, short-term investments pending use in operations. On October 30, 2000, we announced that our Board of Directors had approved a plan under which we could repurchase up to 130,000 Convertible Notes. We repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations. During the first quarter of 2001, we repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note), resulting in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, our plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, we announced that our Board of Directors had approved another plan under which we may repurchase the remaining 250,000 Convertible Notes. Repurchases, if any, may be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. We intend to fund the repurchases of the Convertible Notes from borrowings under our North America revolving credit facility (discussed below) and from working capital, however no assurance can be given that we will repurchase any Convertible Notes. As of December 31, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $527 per Convertible Note and an estimated fair market value of approximately $470 per Convertible Note based on the quoted market price. At March 6, 2002, the Convertible Notes had an estimated fair market value of approximately $370 per Convertible Note based on the quoted market price.

The $250 million face value of the Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 19.109 shares of common stock per $1,000 face value note, for an aggregate of 4,777,250 shares of common stock. The bondholders also may require us to purchase the bonds on the fifth, tenth and fifteenth anniversary date of the issuance of the bonds. The five-year anniversary is March 11, 2003. We have the option to pay the purchase price of approximately $138 million for the 250,000 bonds in cash or common stock. If we are able and choose to utilize common stock to satisfy this potential obligation, the number of shares issued would be significant and could significantly dilute the ownership interests of our common stockholders. The number of shares that would be issued to holders of the convertible bonds, if we choose to use only common stock and no cash to purchase the bonds, would be the $138 million accreted value of the bonds at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date.

On October 31, 2001, our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, which was amended on December 31, 2001(the Revolver), with General Electric Capital Corporation (GE Capital) to provide capital for our North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces our former Bank One multicurrency facility discussed below, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrower's assets in North America and borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to us and other payments outside the normal course of business. The provisions of the Revolver are such that if our unused borrowing availability falls below $20 million, we are then subject to a minimum fixed charge coverage ratio as defined in the agreement and an unused borrowing availability of $10 million. Any of the following events could cause us to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our distribution agreement in the United States with Nokia Inc., (ii) a change in control of Brightpoint, Inc., (iii) Standard & Poor's lowering their issuer rating of Brightpoint, Inc. to "B-" or lower, (iv) the availability of borrowings under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement. Subject to certain restrictions, we may use proceeds under the Revolver to repurchase our outstanding Convertible Notes. At December 31, 2001, there was approximately $23.6 million outstanding under the Revolver at an interest rate of 6.0% and available funding under the Revolver was approximately $36.4 million. At December 31, 1999, 2000 and 2001, we were in compliance with the covenants in our credit agreements.

During 2001, one of our subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility has borrowing availability of up to approximately $6.9 million Euros (6.1 million U.S. Dollars), is guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bears interest at EURIBOR plus 2.5%. At December 31, 2001, the interest rate was approximately 5.8%. A two-month notice is required to terminate the facility. At December 31, 2001, the total amount available was outstanding under this facility. Also, during 2001, another of our subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars ($5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95%. At December 31, 2001, the interest rate was approximately 8.9%. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At December 31, 2001, there was approximately $4.2 million U.S. Dollars outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 5 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities. The first agreement is with DBS Kwong On Bank Limited, has a maximum available borrowing limit of approximately 78.0 million Hong Kong Dollars (approximately $10 million U.S. Dollars), bears interest at 0.5% over the prime rate as quoted by DBS Kwong On Bank Limited (5.1% at December 31, 2001) and is due on demand. This facility is supported by a letter of credit of $2.5 million issued by Brightpoint Holdings B.V. and a $2.5 million letter of credit issued by a shareholder in Chinatron as well as corporate and personal guarantees from certain shareholders of Chinatron. This facility requires that Brightpoint China Limited maintain a minimum paid up capital amount, a minimum net worth amount, a debt-to-equity ratio within certain limits and shall not pledge any of its accounts receivable to any other financial institution without prior consent. The second facility is with Standard Chartered Bank, Hong Kong Branch and has a maximum available borrowing limit of approximately $16 million U.S. Dollars, bears interest at the greater of 0.5% over the prime rate as quoted by Standard Chartered Bank or HIBOR plus 0.5% (5.6% at December 31, 2001) and is due on demand. The facility is secured by a letter of credit of $7.5 million, issued by Brightpoint Holdings B.V. as well as corporate and personal guarantees from certain shareholders of Chinatron and requires a minimum level of paid up capital. This facility includes a sub-facility under which portions of the maximum available borrowing limit may be borrowed in Renminbi.

Our long-term debt at December 31, 2000 included borrowings or permitted indebtedness under our $175 million senior secured revolving line of credit facility which was modified and restated on July 27, 1999. The Facility was cancelled and replaced with the Revolver in the fourth quarter of 2001. The Facility provided us, based upon a borrowing base calculation, with a maximum borrowing capacity of up to $175 million. Interest rates on U.S. Dollar borrowings under the Facility, excluding fees, ranged from 140 basis points to 250 basis points above LIBOR, depending on certain leverage ratios. Many of our assets were pledged as collateral for borrowings under the Facility and we were substantially prohibited from incurring additional indebtedness. We were also subject to certain restrictive covenants as more fully described in
Note 9 to the Consolidated Financial Statements.

Net cash used by financing activities in 2001 was primarily the result of the Convertible Note repurchases discussed above and repayments on our credit facilities in 2001. Net cash used by financing activities in 2000 was also primarily the result of the Convertible Note repurchases, partially offset by borrowings on our line of credit and proceeds from the issuance of common stock pursuant to our employee stock option and purchase plans.

The decrease in shareholders' equity from December 31, 2000 to December 31, 2001 of $44.1 million resulted primarily from a net loss in 2001 of $53.3 million and a decrease in accumulated other comprehensive loss of $9.0 million. The decrease in accumulated other comprehensive loss was primarily the result of accumulated foreign currency translation adjustments that were written-off for operations that were terminated pursuant to the 2001 Restructuring Plan offset by current year foreign currency translation adjustments, due particularly to the strengthening of the U.S. Dollar in 2001. These adjustments are recorded in accumulated other comprehensive income (loss) when we translate our foreign currency denominated assets and liabilities to the U.S. Dollar at the end of each accounting period.

BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED FOR 1999 AND 2000, SEE NOTE 18) (Amounts in thousands)


                                                                              Accumulated
                                                     Additional   Retained       Other           Total
                                            Common    Paid-in     Earnings   Comprehensive   Stockholders'   Comprehensive
                                             Stock    Capital     (Deficit)  Income (Loss)      Equity       Income (Loss)
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                   $ 528   $ 184,366  $  50,420    $  (8,693)       $ 226,621       $  (8,693)
1999 Activity:
  Net loss                                      --        --      (87,847)         --           (87,847)      $ (87,847)
  Other comprehensive income (loss):
     Currency translation of foreign
       investments                              --        --           --     (10,750)          (10,750)        (10,750)
     Unrealized gain on derivatives, net
       of income tax                            --        --           --         817               817             817
  Exercise of stock options and related
       income tax benefit                        8       6,631         --          --             6,639
  Purchase acquisitions                         11      13,286         --          --            13,297
                                             --------------------------------------------------------------------------
Balance at December 31, 1999                   547     204,283    (37,427)    (18,626)          148,777       $ (97,780)
                                                                                                              =========
2000 Activity:
  Net income                                    --        --       43,683          --            43,683       $  43,683
  Other comprehensive income (loss):
     Currency translation of foreign
       investments                              --        --           --      (7,939)           (7,939)         (7,939)
     Unrealized gain on derivatives, net
       of income tax                            --        --           --         134               134             134
  Common stock issued in connection with
       employee stock option and purchase
       plans and related income tax benefit     11       9,431         --          --             9,442
                                             --------------------------------------------------------------------------
Balance at December 31, 2000                   558     213,714      6,256     (26,431)          194,097       $  35,878
                                                                                                              =========
2001 Activity:
  Net loss                                      --        --      (53,301)         --           (53,301)      $ (53,301)
  Other comprehensive income (loss):
     Currency translation of foreign
       investments                              --        --           --       9,097             9,097           9,097
     Unrealized loss on derivatives, net
       of income tax                            --        --           --        (140)             (140)           (140)
  Common stock issued in connection with
     employee stock option and purchase
     plans and related income tax  benefit       1         259       --          --                 260       $ (17,474)
                                             --------------------------------------------------------------------------
Balance at December 31, 2001                 $ 559   $ 213,973  $ (47,045)  $ (17,474)        $ 150,013       $ (44,344)
                                             ==========================================================================


See accompanying notes.

FINANCIAL MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE RISKS

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate interest rate risks, we have periodically utilized interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates. To mitigate foreign currency exchange rate risks, we periodically utilize derivative financial instruments under the Foreign Currency Risk Management Policy approved by our Board of Directors. We do not use derivative instruments for speculative or trading purposes.

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2001 would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at December 31, 2001.

A substantial portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a negative impact on our results of operations for 2001, due to the aggregate losses experienced in our foreign operations. At December 31, 2001, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above. For further discussion see Note 12 to the Consolidated Financial Statements entitled "Derivative Financial Instruments."

Certain of our foreign entities are located in countries that are members of the European Union (EU) and, accordingly, have adopted the Euro, the EU's new single currency, as their legal currency effective January 1, 1999. From that date, the Euro has been traded on currency exchanges and available for non-cash transactions. Local currencies remained legal tender until December 31, 2001 at which time participating countries issued Euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies. During 2001, our operations that are located in EU countries (France, Germany, Ireland and the Netherlands) have transacted business in both the Euro and their local currency as appropriate to the nature of the transaction under the EU's "no compulsion, no prohibition principle." We have made significant investments in information technology in Europe and have experienced no significant information technology or operational problems as a result of the Euro conversion. In addition, we continue to evaluate the effects on our business of the Euro conversion for the affected operations and believe that the completion of the Euro conversion during 2001 and 2002 will not have a material effect on our financial position or results of operations.

EQUITY PRICE RISKS

As more fully described in the Analysis of the Consolidated Balance Sheets and Statements of Cash Flows, we have issued zero-coupon, subordinated, convertible notes (Convertible Notes). The Convertible Notes have an accreted value at December 31, 2001 of approximately $132 million (approximately $527 per Convertible Note). The holders of the Convertible Notes may cause us to repurchase the Convertible Notes on March 11, 2003, at the accreted value at that date for cash or common stock. The accreted value at March 11, 2003 will be approximately $552 per Convertible Note.

If we are able and choose to use common stock to satisfy this potential obligation, the number of shares to be issued will be directly affected by the market price of the common stock on the five trading days prior to the three trading days before March 11, 2003. The number of shares that would be issued to satisfy this potential obligation would be calculated as the total number of Convertible Notes outstanding (250,000 as of December 31, 2001) multiplied by the accreted value per Convertible Note at March 11, 2003 (approximately $552 per Convertible Note) divided by the market price of the common stock calculated in the aforementioned manner. If common stock is used to satisfy this potential obligation, it could result in significant dilution to the holders of our common stock.

We have, and may from time to time in the future, repurchase Convertible Notes depending on many factors including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions, however, no assurance can be given that we will repurchase any Convertible Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1999 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Pledged cash represents cash reserved as collateral for letters of credit issued by the Company.

CONCENTRATIONS OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to network operators, agents, resellers, dealers and retailers in the wireless telecommunications and data industry and are dispersed throughout the world, including North America, Asia and the Pacific Rim, Europe, the Middle East, Africa and Latin America. No customer accounted for 10% or more of the Company's 1999, 2000 or 2001 revenue. The Company performs ongoing credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers.

However, consistent with industry practice, the Company generally requires no collateral from its customers to secure trade accounts receivable.

The Company is dependent primarily on wireless equipment manufacturers for its supply of wireless telecommunications and data equipment. Products sourced from the Company's three largest suppliers accounted for approximately 75%, 79% and 82% of product purchases in 1999, 2000 and 2001, respectively. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. We also rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations. The Company believes that its relationships with its suppliers are satisfactory, however, the Company has periodically experienced inadequate supply from certain handset manufacturers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company's historical experience. If the financial condition of the Company's customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

ACCOUNTS RECEIVABLE TRANSFERS

The Company from time to time enters into certain transactions with financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140), which became effective for transactions occurring after March 31, 2001. The Company adopted the disclosure provisions of SFAS No. 140 in 2000. SFAS No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Fees, in the form of discounts, are recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances related primarily to the Company's performance in the original transactions, the Company may be required to repurchase the accounts.

INVENTORIES

Inventories consist of wireless handsets and accessories and are stated at the lower of cost (first-in, first-out method) or market. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. If future demand or market conditions are less favorable than the Company's projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 2000 and 2001, of cash and cash equivalents, pledged cash, trade accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, unfunded portion of contract financing receivable and the Company's credit facilities approximate their fair values. See Note 9 - Lines of Credit and Long-term Debt for disclosure of the fair value of the Company's Convertible Notes.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are stated at cost and depreciated over the lease term of the associated property. Maintenance and repairs are charged to expense as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. The Company may incur impairment losses in future periods if factors influencing its estimates change.

GOODWILL

Purchase price in excess of the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis over 30 years. Amortization charged to operations was $2.5 million, $2.5 million and $3.1 million in 1999, 2000 and 2001, respectively. Goodwill and other intangibles as reflected in the Consolidated Balance Sheets are presented net of accumulated amortization of $7.0 million and $8.4 million at December 31, 2000 and 2001, respectively. The carrying amount of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the economic or competitive environments in which the Company operates and historical and forecasted profitability and cash flow. If facts and circumstances suggest that a subsidiary's net assets are impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the operation approximating fair value. Upon the adoption of SFAS No. 142 in 2002, as discussed below, goodwill will no longer be amortized and will be reviewed annually for impairment.

FOREIGN CURRENCY TRANSLATION

The functional currency for most of the Company's foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. Dollar at average exchange rates in effect during the year and assets and liabilities denominated in foreign currencies are translated to the U.S. Dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as "Other expenses." Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. Dollar are included as a component of accumulated other comprehensive loss in stockholders' equity.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each year. The Company's common share equivalents consist of stock options and the Convertible Notes described in Note 11 and Note 9, respectively, to the Consolidated Financial Statements.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 1999, 2000 and 2001 (in thousands, except per share data) as restated for 1999 and 2000 (see
Note 18 to the Consolidated Financial Statements):

                                                                              YEAR ENDED DECEMBER 31
                                                                       1999            2000            2001
                                                                    ------------------------------------------
Income (loss) before accounting change and
   extraordinary gain                                               $  (74,443)     $   33,695      $  (57,601)
Cumulative effect of accounting change, net of tax                     (13,404)              -               -
Extraordinary gain on debt extinguishment, net of tax                        -           9,988           4,300
                                                                    ------------------------------------------
Net income (loss)                                                   $  (87,847)     $   43,683      $  (53,301)
                                                                    ==========================================

Basic:
   Weighted average shares outstanding                                  53,290          55,461          55,814
                                                                    ==========================================

   Per share amount:
      Income (loss) before accounting change and
         extraordinary gain                                         $    (1.40)     $     0.61      $    (1.03)
      Cumulative effect of accounting change, net of tax                 (0.25)              -               -
      Extraordinary gain on debt extinguishment, net of tax                  -            0.18            0.08
                                                                    ------------------------------------------
      Net income (loss)                                             $    (1.65)     $     0.79      $    (0.95)
                                                                    ==========================================

Diluted:
   Weighted average shares outstanding                                  53,290          55,461          55,814
   Net effect of dilutive stock options and stock
      warrants-based on the treasury stock method using average
      market price                                                           -             644               -
                                                                    ------------------------------------------
   Total weighted average shares outstanding                            53,290          56,105          55,814
                                                                    ==========================================

   Per share amount:
      Income (loss) before accounting change and
         extraordinary gain                                         $    (1.40)     $     0.60      $    (1.03)
      Cumulative effect of accounting change, net of tax                 (0.25)              -               -
      Extraordinary gain on debt extinguishment, net of tax                  -            0.18            0.08
                                                                    ------------------------------------------
      Net income (loss)                                             $    (1.65)     $     0.78      $    (0.95)
                                                                    ==========================================

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

At December 31, 2000 and 2001, accumulated other comprehensive loss was comprised primarily of cumulative foreign currency translation adjustments totaling $26.6 million and $17.5 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. We do not believe the adoption of SFAS No. 144 will have a material effect on our results of operations, financial position or cash flows. However, we are continuing to evaluate the impact that the changes in the presentation of discontinued operations will have on our financial statements.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company with an effective date of January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. For the year ended December 31, 2001, the Company recorded amortization of goodwill and other intangibles of approximately $3.1 million. At December 31, 2001, the Company had goodwill and other intangibles totaling approximately $61.3 million, net of accumulated amortization. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in 2002, however, during February of 2002, the Company completed the first step in the required goodwill impairment testing process required by SFAS No. 142. The results of this first step have indicated that the Company will need to complete the more detailed second step in the required goodwill impairment testing process required by SFAS No. 142 on portions of its goodwill and intangible assets. Although the Company cannot yet determine the amount of the impairment charge, if any, that it will be required to record, the total goodwill and intangibles at December 31, 2001 of operations that are proceeding to the second step of impairment testing is approximately $29.6 million.

Also, on June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material affect on the Company's financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS

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

OPERATING SEGMENTS

The Company's operations are divided into three separately managed segments. See additional information on Operating Segments on pages A-9 and A-10.

2. RESTRUCTURING AND OTHER UNUSUAL CHARGES

2001

During 2001, the Company's board of directors approved a restructuring plan (2001 Restructuring Plan) that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and eliminating operations in which the Company believes potential returns are not adequate to justify the risks of those operations. Certain markets in which the Company operates, including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, have unusually high risk profiles due to many factors, including among other things, high importation duties, currency restrictions and volatile political and economic climates. The Company has determined that the risks of operating in these markets can no longer be justified given the profitability potential of our operations in those markets, therefore, these operations have been or will be sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. Additionally, pursuant to the 2001 Restructuring Plan, we completed in January 2002, through certain of our subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited (Chinatron). Chinatron is involved in the wireless telecommunications and data industry, is beneficially owned, in part, by the managing director of Brightpoint China Limited and a former executive of Brightpoint, Inc. In addition, an independent director of Brightpoint, Inc. is also a director of Chinatron. A director and executive officer of Brightpoint, Inc. and the managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to us entering into the agreement to form the joint venture, our director and executive officer disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the managing director of Brightpoint China Limited and the former executive of Brightpoint, Inc. In exchange, our director and executive officer received the unconditional promise from their company to pay him $350,000 ($200,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited, we received preference shares in Chinatron with a face value of $10 million. In addition, Chinatron has an option to purchase an additional 30% of Brightpoint China Limited for additional preference shares in Chinatron with a face value of $10 million. We have not yet determined the fair market value of the Chinatron preference shares which will determine our gain or loss on the transaction. We believe the Chinatron transaction reduced the capital we employ in the China market, including Hong Kong, while allowing us to continue to participate on a limited basis in this large handset market.

The 2001 Restructuring Plan is also intended to improve the Company's cost structure and, accordingly, the Company's former North America and Latin America divisions were consolidated in 2001 and are managed as one division, referred to as the Americas. Warehouse and logistics functions formerly based in Miami were transferred to Indianapolis and the warehouse in Miami was closed. Additionally the Company's operations and activities in Germany, the Netherlands and Belgium, including regional management, will be consolidated into a new facility in Germany. In total, the 2001 Restructuring Plan will result in a headcount reduction of approximately 350 employees in most areas of the Company, including marketing, operations, finance and administration. Additionally, the Company estimates that the 2001 Restructuring Plan could result in an on-going reduction of selling, general and administrative expenses of up to $3 million to $4 million per quarter beginning in the first quarter of 2002. There can be no assurance that the amount of the Company's cost savings, if any, will be consistent with this estimate.

As a result of actions taken in accordance with the 2001 Restructuring Plan, the Company recorded restructuring and other unusual charges totaling approximately $36.5 million in 2001 as follows (in millions):

          Non-cash charges:
             Impairment of goodwill and investments                   $12.7
             Impairment of accounts receivable and inventories of
                restructured operations                                11.0
             Impairment of fixed and other assets                       4.7
             Income tax effect of restructuring actions               (12.1)
             Write-off of cumulative foreign currency translation
                adjustments                                            16.8
                                                                      -----
                                                                       33.1
                                                                      -----
          Cash charges:
             Employee termination costs                                 1.7
             Lease termination costs                                    1.3
             Other exit costs                                           0.4
                                                                      -----
                                                                        3.4
                                                                      -----
                                                                      $36.5
                                                                      =====

The aforementioned charges have been recorded within the following captions in the Consolidated Statements of Operations for 2001 (in millions):

                                                                 2001
                                                                -----
               Cost of revenue                                  $ 8.4
               Selling, general and administrative expenses       2.6
               Restructuring and other unusual charges           37.6
               Income taxes                                     (12.1)
                                                                -----
                                                                $36.5
                                                                =====

At December 31, 2001, the Company had approximately $2.3 million in restructuring reserves related to the 2001 Restructuring Plan. As a result of the actions taken under the 2001 Restructuring Plan, the Company had approximately $3.5 million in net assets held for disposal as of December 31, 2001. Certain actions called for by the Company's 2001 Restructuring Plan were not complete at December 31, 2001 (including the Chinatron transaction discussed above) and accordingly the Company expects to record adjustments to these charges through at least the second quarter of 2002. The Company estimates that the total amount of charges to be recorded for all periods relative to the 2001 Restructuring Plan will be between $45 million and $55 million.

2000

In 2000, the Company consolidated four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded an unusual charge related to the consolidation for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million ($4.2 million after applicable taxes or $0.07 per diluted share) and was comprised of approximately $3.2 million in non-cash fixed asset disposals and $3.8 million in moving, lease termination and other costs paid in cash. During 2001, the Company incurred approximately $0.6 million in additional facility charges. No additional charges are anticipated.

1999

In 1999, the Company implemented a broad restructuring plan (1999 Restructuring
Plan) eliminating or restructuring identified non-performing business activities and improving the Company's cost structure. The 1999 Restructuring Plan was approved by the Company's Board of Directors on June 30, 1999, and included the disposal of certain operations in the United Kingdom, Poland, Taiwan and Argentina; termination of the Company's investments in two joint operations in China; disposal of its 67% interest in a Hong Kong-based accessories company; and cost reduction initiatives in selected operating subsidiaries and its regional and corporate operations. In total, the 1999 Restructuring Plan resulted in a reduction in headcount of approximately 350 employees. This headcount reduction occurred in most areas of the Company, including marketing, operations and administration; however, substantially all of the reductions occurred in the Company's operating divisions outside of North America.

As a result of actions taken in accordance with the 1999 Restructuring Plan, the Company recorded restructuring and other unusual charges totaling approximately $78.7 million in 1999 and 2000 as follows (in millions):

     Non-cash charges:
        Impairment of goodwill and investments in joint operations $38.5 Impairment of accounts receivable and inventories of
           restructured operations                                      12.0
        Impairment of accounts receivable related to elimination
           of sales to other distributors                                8.0
        Impairment of fixed assets                                       7.1
        Write-off of deferred tax assets                                 3.5
        Write-off of cumulative foreign currency translation
           adjustments                                                   1.8
        Other                                                            1.9
                                                                       -----
                                                                        72.8
                                                                       -----
     Cash charges:
        Employee termination costs                                       3.2
        Lease termination costs                                          1.0
        Other exit costs                                                 1.7
                                                                       -----
                                                                         5.9
                                                                       -----
                                                                       $78.7
                                                                       =====

The Company's execution of the 1999 Restructuring Plan is complete and no further revisions or adjustments to these charges are expected in future periods. The aforementioned charges and related adjustments have been recorded within the following captions in the Consolidated Statements of Operations for 1999 and 2000 (in millions):

                                                    YEAR ENDED DECEMBER 31
                                                    ----------------------
                                                      1999          2000
                                                    --------      --------
     Cost of revenue                                 $ 9.6          $   -
     Selling, general and administrative expenses      5.2              -
      restructuring and other unusual charges         61.3           (0.9)
     Income taxes                                      3.5              -
                                                    --------      --------
                                                     $79.6          $(0.9)
                                                    ========      ========

At December 31, 2000, the Company had no significant reserves or assets held for disposal related to the 1999 Restructuring Plan.

3. EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

During the fourth quarter of 2000, the Company repurchased approximately 94,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $29 million ($310 per Convertible Note). These transactions resulted in an extraordinary gain in 2000 of approximately $10.0 million ($0.18 per diluted share), net of applicable income taxes and transactions costs. During the first quarter of 2001, the Company repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain in 2001 of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes, and completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors. On October 30, 2001, the Company's Board of Directors approved, subject to certain conditions, the purchase of the remaining Convertible Notes. See Note 9 to the Consolidated Financial Statements.

4. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

5. ACQUISITIONS AND DIVESTITURES

2001

During the second half of 2001, the Company acquired certain net assets of Dirland SA and Mega-Hertz SARL. Both companies acquired are providers of activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $5.3 million in cash and the assumption of certain liabilities. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $5.5 million which, pursuant to the provisions of SFAS No. 142, will not be amortized, but will be tested for impairment at least annually. In addition, the Company, pursuant to the 2001 Restructuring Plan completed the sale of its former operations in Jamaica (Brightpoint Jamaica Limited) during the fourth quarter of 2001. The Company incurred a loss on this disposal of approximately $1.3 million ($0.8 million, net of tax).

In February 2002, the Company announced that, through certain of its subsidiaries, it has completed the formation of the joint venture with Hong Kong-based Chinatron Group Holdings Limited. Chinatron is involved in the wireless telecommunications and data industry, is beneficially owned, in part, by the managing director of Brightpoint China Limited and a former executive of Brightpoint, Inc. In addition, an independent director of Brightpoint, Inc. is also a director of Chinatron. A director and executive officer of Brightpoint, Inc. and the managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to us entering into the agreement to form the joint venture, our director and executive officer disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the managing director of Brightpoint China Limited and the former executive of Brightpoint, Inc. In exchange, our director and executive officer received the unconditional promise from their company to pay him $350,000 ($200,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited, we received preference shares in Chinatron with a face value of $10 million. In addition, Chinatron has an option to purchase an additional 30% of Brightpoint China Limited for additional preference shares in Chinatron with a face value of $10 million. We have not yet determined the fair market value of the Chinatron preference shares which will determine our gain or loss on the transaction. We believe the Chinatron transaction reduced the capital we employ in the China market, including Hong Kong, while allowing us to continue to participate on a limited basis in this large handset market. The Company will continue to consolidate the results of the China business in accordance with current accounting rules as long as the Company has the ability to exert control over the operations via its interest in Brightpoint China Limited and Chinatron. If Chinatron exercises its option, the Company believes that it will no longer exert control and, after such exercise, would anticipate using the equity method of accounting rather than consolidating the operations of Brightpoint China Limited.

2000

In December of 2000, the Company acquired Advanced Portable Technologies Pty Ltd located in Sydney, Australia, a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $0.9 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $1.3 million based upon the future operating results of the business over the three years following the acquisition. Goodwill of approximately $1.0 million resulted from this acquisition.

1999

During 1999, the Company acquired Cellular Services S.A., a provider of integrated logistics services in the wireless communications industry in Brazil. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $3.8 million in cash, the assumption of certain liabilities and remaining contingent cash consideration of up to $15.0 million based upon the future operating results of the Company's Brazilian operations over the five years following the acquisition. Goodwill of approximately $5.0 million resulted from this acquisition. This goodwill was written off due to the restructuring plan that was implemented in the fourth quarter of 2001. In addition, the Company completed the sale of WAVETech Network Services Limited, a subsidiary of WAVETech Limited in the United Kingdom. The Company had previously accounted for the estimated loss on the sale of this business as a part of the purchase price in its 1998 acquisition of WAVETech Limited. The impact of the ultimate divestiture of this business did not result in a material adjustment to the goodwill originally recorded.

The impact of these acquisitions was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

6. ACCOUNTS RECEIVABLE TRANSFERS

During the years ended December 31, 2000 and 2001, the Company entered into certain transactions with financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No.
140), which became effective for transactions occurring after March 31, 2001. The Company adopted the disclosure provisions of SFAS No. 140 in 2000. SFAS No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Net funds received from the sales of accounts receivable during the years ended December 31, 2000 and 2001 totaled $149.3 million (7.6% of revenues) and $151.6 million (8.3% of revenues), respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $2.6 million and $3.2 million during the years ended December 31, 2000 and 2001, respectively, and were recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances related primarily to the

Company's performance in the original transactions, the Company may be required to repurchase the accounts.

7. CONTRACT FINANCING RECEIVABLE

The Company offers financing of inventory and receivables to certain network operator customers and their agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company manages and finances, but does not own, accounts receivable and inventories for these customers. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables." The Company has commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements. At December 31, 2000 and 2001, contract financing receivables of $11.8 million ($1.3 million of which was unfunded) and $60.4 million ($45.5 million of which was unfunded), respectively, were secured by $0.4 million and $23.8 million, respectively, of wireless products located at the Company's facilities.

The Company's contract financing activities are provided to network operators and their authorized dealer agents and wireless equipment manufacturers located throughout the United States. Decisions to grant credit under these arrangements are at the discretion of the Company, are made within guidelines established by the network operators and wireless equipment manufacturers and are subject to the Company's normal credit granting and ongoing credit evaluation process.

8. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                   DECEMBER 31
                                               -------------------
                                                 2000        2001
                                               -------------------

Furniture and equipment                        $16,383     $14,557
Information systems equipment and software      43,565      63,206
Leasehold improvements                           7,858       7,401
                                               -------------------
                                                67,806      85,164
Less accumulated depreciation                   31,043      40,117
                                               -------------------
                                               $36,763     $45,047
                                               ===================

Depreciation expense charged to operations was $12.5 million, $11.6 million and $13.9 million in 1999, 2000 and 2001, respectively.

9. LINES OF CREDIT AND LONG-TERM DEBT

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. The Company repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations. During the first quarter of 2001, the Company repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.08 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the Company's plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. Repurchases, if any, will be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. The Company intends to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility (discussed below) and from working capital, however no assurance can be given that the Company will repurchase any Convertible Notes. As of December 31, 2001, the remaining 250,000 Convertible Notes had an accreted book value of approximately $132 million or $527 per Convertible Note and a fair market value of approximately $118 million or $470 per Convertible Note based on the quoted market price. At March 6, 2002, the Convertible Notes had an estimated fair market value of approximately $93 million or $370 per Convertible Note based on the quoted market price.

On October 31, 2001, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, which was amended on December 21, 2001 (the Revolver), with General Electric Capital Corporation (GE Capital) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces the Company's former Bank One multicurrency facility discussed below, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrower's assets in North America. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business. The provisions of the Revolver are such that if the Company's unused borrowing availability falls below $20 million, the Company is then subject to a minimum fixed charge coverage ratio as defined in the agreement and an unused borrowing availability of $10 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our distribution agreement in the United States with Nokia Inc.,
(ii) a change in control of the Company, (iii) Standard & Poor's lowering their issuer rating of Brightpoint, Inc. to "B-" or lower, (iv) the availability of borrowings under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement. Subject to certain restrictions, the Company may use proceeds under the Revolver to repurchase its outstanding Convertible Notes. At December 31, 2001, there was approximately $23.6 million outstanding under the Revolver at an interest rate of 6.0% and available funding under the Revolver was approximately $36.4 million. At December 31, 1999, 2000 and 2001, the Company was in compliance with the covenants in its credit agreements. Interest payments for 1999, 2000 and 2001 were approximately $6.7 million, $2.9 million and $4.3 million, respectively.

During 2001, one of our subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility has borrowing availability of up to approximately $6.9 million Euros (6.1 million U.S. Dollars), is guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bears interest at EURIBOR plus 2.5%. At December 31, 2001, the interest rate was approximately 5.8%. A two-month notice is required to terminate the facility. At December 31, 2001, the total amount available was outstanding under this facility. Also, during 2001, another of our subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars ($5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95%. At December 31, 2001, the interest rate was approximately 8.9%. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At December 31, 2001, there was approximately $4.2 million U.S. Dollars outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 5 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities. The first agreement is with DBS Kwong On Bank Limited, has a maximum available borrowing limit of approximately 78.0 million Hong Kong Dollars (approximately $10 million U.S. Dollars), bears interest at 0.5% over the prime rate as quoted by DBS Kwong On Bank Limited (5.1% at December 31, 2001) and is due on demand. This facility is supported by a letter of credit of $2.5 million issued by Brightpoint Holdings B.V. and a $2.5 million letter of credit issued by a shareholder in Chinatron as well as corporate and personal guarantees from certain shareholders of Chinatron. This facility requires that Brightpoint China Limited maintain a minimum paid up capital amount, a minimum net worth amount, a debt-to-equity ratio within certain limits and shall not pledge any of its accounts receivable to any other financial institution without prior consent. The second facility is with Standard Chartered Bank, Hong Kong Branch and has a maximum available borrowing limit of approximately $16 million U.S. Dollars, bears interest at the greater of 0.5% over the prime rate as quoted by Standard Chartered Bank or HIBOR plus 0.5% (5.6% at December 31, 2001) and is due on demand. The facility is secured by a letter of credit of $7.5 million, issued by Brightpoint Holdings B.V. as well as corporate and personal guarantees from certain shareholders of Chinatron and requires a minimum level of paid up capital. This facility includes a sub-facility under which portions of the maximum available borrowing limit may be borrowed in Renminbi.

On July 27, 1999, the Company amended and restated its five-year senior secured revolving line of credit facility (the Facility) with Bank One, Indiana, National Association, as agent for a group of banks (collectively, the Banks). On October 31, 2001, the Facility was cancelled and replaced with the new Revolver discussed above. The Facility, which subject to various restrictions, allowed for borrowings of up to $175 million, had a stated maturity date of June 2002, and generally bore interest, at the Company's option, at: (i) the greater of the agent bank's corporate base rate plus a spread of 0 to 100 basis points and the Federal Funds effective rate plus 0.50%; or (ii) the rate at which deposits in United States Dollars or Eurocurrencies are offered by the agent bank to first-class banks in the London interbank market plus a spread ranging from 140 to 250 basis points plus a spread reserve, if any. At December 31, 2000 there was approximately $48.9 million outstanding under the Facility.

In December 1999, Brightpoint International Trading (Guangzhou) Co., Ltd. (an indirect subsidiary of Brightpoint, Inc.) entered into a $4.8 million one-year secured loan (denominated in China's local currency, the Renminbi) with China Construction Bank Guangzhou Economic Technological Development District Branch (China Construction Bank). In December 2000 and again in April 2001, the Company renewed and revised its agreement with China Construction Bank. The revised agreement increased available advances from $4.8 million to $8.5 million and matured during the fourth quarter of 2001.

10. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes, minority interest, accounting change and extraordinary gain, by tax jurisdiction, is comprised of the following (in thousands):

                         YEAR ENDED DECEMBER 31
                  ------------------------------------
                    1999          2000          2001
                  ------------------------------------

United States     $(14,046)     $  3,963      $(59,001)
Foreign            (47,325)       44,727       (14,645)
                  ------------------------------------
                  $(61,371)     $ 48,690      $(73,646)
                  ====================================

The reconciliation for 1999, 2000 and 2001 of income tax expense computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                           ------------------------
                                                            1999     2000     2001
                                                           ------------------------
Tax at U.S. federal statutory rate                          35.0%    35.0%    35.0%
State and local income taxes, net of U.S. federal benefit   (0.7)     1.0      3.1
Net benefit of tax on foreign operations                   (51.4)    (7.9)   (17.0)
Other                                                       (4.4)     2.7      0.7
                                                           ------------------------
                                                           (21.5)%   30.8%    21.8%
                                                           ========================

The Company's effective tax rate for 1999, excluding the effect of non-recurring operations and non-recurring charges, would have been 42% based on income before taxes and minority interest. Due to the elimination of certain operations in 2001, the related tax benefits on losses generated within those operations during 2001 and prior years will not be realized through the application of net operating loss carryforwards in future periods. The Company also recognized the impairment of tax benefits recognized in prior periods for operations eliminated as a part of the Restructuring Plan.

Significant components of the provision for income taxes are as follows (in thousands):

                    1999          2000          2001
                  ------------------------------------
   Current:
      Federal     $  4,084      $  6,465      $(11,397)
      State            646           879        (3,698)
      Foreign        7,240         9,562         5,235
                  ------------------------------------
                    11,970        16,906        (9,860)
                  ------------------------------------
   Deferred:
      Federal       (1,145)       (1,216)       (6,145)
      State           (588)         (444)          465
      Foreign        2,928          (254)         (494)
                  ------------------------------------
                     1,195        (1,914)       (6,174)
                  ------------------------------------
                  $ 13,165      $ 14,992      $(16,034)
                  ====================================

Components of the Company's net deferred tax asset after valuation allowance are as follows (in thousands):

                                                               DECEMBER 31
                                                         ----------------------
                                                           2000          2001
                                                         ----------------------
  Deferred tax assets:
     Current:
        Capitalization of inventory costs                $  1,598      $    893
        Allowance for doubtful accounts                     1,282           583
        Accrued liabilities and other                         859           661
     Noncurrent:
        Other long-term investments                         4,244         3,597
        Net operating losses and other carryforwards       14,290        15,726
                                                         ----------------------
                                                           22,273        21,460
     Valuation allowance                                  (13,938)       (7,039)
                                                         ----------------------
                                                            8,335        14,421
  Deferred tax liabilities:
     Noncurrent:
        Depreciation                                         (269)         (155)
        Other assets                                       (5,081)       (5,108)
                                                         ----------------------
                                                           (5,350)       (5,263)
                                                         ----------------------
                                                         $  2,985      $  9,158
                                                         ======================

Income tax payments were $4.1 million, $5.6 million and $6.5 million in 1999, 2000 and 2001, respectively.

At December 31, 2001, the Company had net operating loss carryforwards of $47.9 million, of which approximately $18.3 million have no expiration date. Approximately $0.1 million, $7.6 million, $5.8 million and $4.2 million expire in 2004, 2005, 2006 and 2008, respectively. The remaining foreign net operating loss carryforwards expire in 2021. Undistributed earnings of the Company's foreign operations were approximately $29.8 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.

11. STOCKHOLDERS' EQUITY

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

The Company maintains the 1994 Stock Option Plan whereby employees of the Company and others are eligible to be granted incentive stock options or non-qualified stock options. Under this plan there are 10.5 million common shares reserved for issuance of which 6.4 million were authorized but unissued at December 31, 2000 and 2001. The Company also maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Under this plan there are 5.8 million common shares reserved for issuance of which 1.7 million and 3.7 million were authorized but unissued at December 31, 2000 and 2001, respectively. For both plans, a committee of the Board of Directors determines the time or times at which the options will be granted, selects the employees or others to whom options will be granted and determines the number of shares covered by each option, as well as the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms of the option.

The Company also maintains the Non-Employee Directors Stock Option Plan whereby non-employee directors are eligible to be granted non-qualified stock options. Under this plan there are 937,500 common shares reserved for issuance of which 524,375 were authorized but unissued at December 31, 2000 and 2001. Options to purchase 10,000 shares of common stock are granted to each newly elected non-employee director and, on the first day of each year, each individual elected and continuing as a non-employee director receives an option to purchase 4,000 shares of common stock.

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 1999 through 2001 is as follows:

                                        1999                     2000                     2001
                                 ---------------------------------------------------------------------
                                            Weighted                 Weighted                 WEIGHTED
                                             Average                  Average                  AVERAGE
                                            Exercise                 Exercise                 EXERCISE
                                   Shares     Price         Shares     Price        SHARES      PRICE
                                 ---------------------------------------------------------------------
Options outstanding,
   beginning of year             6,685,348   $  9.87      6,590,220   $  9.42      7,336,804   $ 10.21
Options granted                  1,531,500      8.35      2,270,300     10.70        957,500      3.75
Options exercised                 (710,462)     7.31     (1,065,258)     6.22              -         -
Options canceled                  (916,166)    11.85       (458,458)    10.51     (3,181,466)    13.94
                                 ---------------------------------------------------------------------
Options outstanding,
   end of year                   6,590,220   $  9.42      7,336,804   $ 10.21      5,112,838   $  6.67
                                 =====================================================================
Options exercisable,
   end of year                   3,356,083   $  8.85      3,654,372   $ 10.17      3,051,976   $  7.38
                                 =====================================================================

Option price range at end
   of year                              $3.84-$19.06             $3.50-$19.06             $2.72-$19.06
Option price range for
   exercised shares                     $1.33-$13.00             $3.84-$11.20                        -
Options available for grant
   at year end                             3,038,129                1,221,288                5,450,253
Weighted average fair value
   of options granted during
   the year                                  $  3.81                  $  5.09                  $  1.82

On August 31, 2001, the Company made an offer (Offer to Exchange), to its employees and members of the Board of Directors of the Company, to exchange all options to purchase shares of its common stock outstanding under the Company's 1994 Stock Option Plan, 1996 Stock Option Plan and Non-Employee Directors Stock Option Plan which options had (i) a grant date prior to March 1, 2001, and (ii) an exercise price in excess of $10.00 per share. In exchange for the options, the participants (a) received a cash payment and (b) will receive the grant of a new option or new options, as applicable, in the amounts upon the terms and subject to the conditions as set forth in the Offer to Exchange.

This Offer expired on October 15, 2001. The total amount of cash paid and recognized as compensation expense in 2001 pursuant to the Offer to Exchange was approximately $0.4 million. The individuals that were eligible and elected to participate in the Offer are expected to be granted a new option or new options, as applicable, on or about the first business day which is at least six months and one day from the cancellation date. The number of shares subject to the new option or new options, as applicable, will be equal to one-third of the shares subject to the options tendered and accepted by the Company for cancellation, rounded up to the nearest whole share.

The following table summarizes information about the fixed price stock options outstanding at December 31, 2001.

                                                                                   Exercisable
                                      Weighted                          ----------------------------------
                       Number          Average                              Number
                   Outstanding at     Remaining         Weighted        Outstanding at        Weighted
   Range of         December 31,     Contractual         Average         December 31,          Average
Exercise Prices         2001             Life        Exercise Price          2001          Exercise Price
----------------------------------------------------------------------------------------------------------
$ 2.72 - $ 4.25      1,593,534         4 years           $  3.96             458,681           $  4.25
$ 4.38 - $ 6.23      1,338,750         3 years           $  5.83           1,072,924           $  6.02
$ 6.72 - $ 8.81      1,731,970         3 years           $  8.28           1,087,787           $  7.98
$ 9.70 - $19.06        448,584         1 year            $ 12.61             432,584           $ 12.49

Disclosure of pro forma information regarding net income and earnings per share is required to be presented as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                              1999       2000        2001
                                            --------------------------------
Risk-free interest rate                       6.10%      5.46%       5.47%
Dividend yield                                0.00%      0.00%       0.00%
Expected volatility                            .69        .72         .74
Expected life of the options (years)          2.67       2.76        2.76

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock warrants (discussed below) are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income for 1999 and 2000 may not be representative of compensation expense in future years (including 2001), when the effect of amortization of multiple awards would be reflected in pro forma net income (loss). The Company's pro forma information giving effect to the estimated compensation expense related to stock options and warrants is as follows (in thousands, except per share data):

                                                       1999         2000          2001
                                                    ------------------------------------
Pro forma net income (loss)                         $(92,381)     $ 38,710     $(53,968)
Pro forma net income (loss) per share (diluted)     $  (1.74)     $   0.72     $  (0.97)

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's shareholders approved the 1999 Brightpoint, Inc. Employee Stock Purchase Plan (ESPP). The ESPP, available to substantially all employees of the Company, is designed to comply with Section 423 of the Internal Revenue Code for employees living in the United States and eligible employees may authorize payroll deductions of up to 10% of their monthly salary to purchase shares of the Company's common stock at 85% of the lower of the fair market value as of the beginning or ending of each month. Each employee is limited to a total monthly payroll deduction of $2,000 for ESPP purchases. The Company reserved 2,000,000 shares for issuance under the ESPP. During 1999, 2000 and 2001, employees made contributions to the ESPP to purchase 1,428, 56,811 and 93,727 shares, respectively, at a weighted-average price of $9.08, $5.76 and $2.63 per share, respectively.

12. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time the Company has entered into derivative contracts to hedge forecasted future cash flows and net investments in foreign operations. The Company utilizes interest rate swaps to hedge interest rate risk on its multi-currency borrowings and forward exchange contracts with maturities generally less than twelve months to hedge a portion of its forecasted transactions. The fair value of the Company's foreign currency forward contracts by currency and hedge designation recorded as liabilities was as follows at December 31, 1999 and 2000, respectively (in thousands):

                              1999                            2000
                   ------------------------------------------------------------
                   Cash Flow     Net Investment    Cash Flow     Net Investment
                   ------------------------------------------------------------
Euro                $  (407)        $(2,489)        $  (291)        $(3,819)
Hong Kong Dollar        285               -             (18)              -
Swedish Krona             -            (543)              -          (1,207)
Australian Dollar         -             511               -          (1,425)
                   ------------------------------------------------------------
                    $  (122)        $(2,521)        $  (309)        $(6,451)
                   ------------------------------------------------------------

There were no open cash flow or net investment hedges at December 31, 2001.

From July 1, 1998 (the date of adoption of SFAS No. 133) through December 31, 2001, gains and losses recognized in earnings on cash flow hedges and the gains and losses from net investments hedges included as a component of accumulated other comprehensive loss in stockholders' equity have not been significant.

13. LEASE ARRANGEMENTS

The Company leases its office and warehouse/distribution space as well as certain furniture and equipment under operating leases. Total rent expense for all operating leases was $10.1 million, $11.5 million and $13.4 million for 1999, 2000 and 2001, respectively.

The aggregate future minimum payments on the above leases are as follows (in thousands):

  YEAR ENDING
  DECEMBER 31
---------------
      2002          $   11,950
      2003              11,137
      2004               9,551
      2005               7,137
      2006               6,691
   THEREAFTER           58,509
                    ----------
                    $  104,975
                    ==========

14. EMPLOYEE SAVINGS PLAN

The Company maintains an employee savings plan which permits employees based in the United States with at least four months of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions, up to 6% of each employee's salary, in Company common stock. In connection with the required match, the Company's contributions to the Plan were $0.2 million, $0.2 million and $0.2 million in 1999, 2000 and 2001, respectively. The employee savings plan was restated in 2001 in order to comply with certain laws that have become effective since the Plan's last amendment. Effective January 1, 2002, the Plan was amended to allow employees to direct the investment of their Company matching contributions in any of the Plan's investment options including Company common stock. Effective May 1, 2002, the Company stock fund will be closed to new contributions and incoming transfers and participating employees will be able to direct that their pre-2002 matching contribution accounts either remain invested in Company stock or be transferred to other Plan investment funds.

15. FOREIGN CURRENCY DEVALUATION

On January 13, 1999, the Brazilian government allowed the value of its currency, the Real, to float freely against other currencies. Between that date and December 31, 1999, the Real's exchange rate to the U.S. Dollar declined significantly. During 1999, the average exchange rate for the Real was approximately 36.5% lower than the average exchange rate in 1998. As most of the Company's transactions in Brazil are Real-denominated, translating the results of operations of the Company's Brazilian subsidiary into U.S. Dollars at devalued exchange rates resulted in a lower contribution to consolidated revenues and operating income in 1999. Based on the exchange rates on December 31, 1999, the Company's currency translation of the foreign investment in its Brazilian subsidiary from the Real (functional currency) to the U.S. Dollar resulted in a devaluation of approximately $5.7 million. Currency translation adjustments resulting from translating assets and liabilities from the functional currency to the U.S. Dollar are included as a component of other comprehensive loss in stockholders' equity. Valuation changes in the Real during 2000 and 2001 were not significant.

16. CONTINGENCIES (UNAUDITED)

The Company and several of its executive officers and directors are named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. The complaints are purported class actions asserted on behalf of all purchasers of publicly traded Brightpoint securities between January 28 (or 29), 1999 and November 14 (or 13), 2001, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by us and certain of our officers and directors and violations of Section 20(a) of the Exchange Act by the individual defendants. In February 2002 the Court consolidated the Weiss and Muller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. An amended complaint has not yet been served.

The complaints allege, among other things, that the restatement of certain of our financial statements was evidence that the defendants concealed adverse material information and made or participated in the making of untrue statements of material facts and omitted to state material facts concerning our business, finances, financial condition, performance, operations, products and future prospects. The complaints allege that our announcement that we would restate certain financial statements reveal that our prior financial statements violated Generally Accepted Accounting Principles and that we had internal inefficiencies and had been misleading the public regarding the true value of our stock. The plaintiffs seek compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. We dispute these claims and intend to defend vigorously this matter.

A complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et. al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. We dispute these claims and intend to defend vigorously this matter.

In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.

The plaintiff alleges, among other things, that certain of the individual defendants sold our common stock while in possession of material non-public information regarding us, that the individual defendants violated their fiduciary duties of loyalty, good faith and due care by, among other things, causing us to disseminate misleading and inaccurate financial information, failing to implement and maintain internal adequate accounting control systems, wasting corporate assets and exposing us to losses. The plaintiff is seeking to recover unspecified damages from all defendants, the imposition of a constructive trust for the amounts of profits received by the individual defendants who sold our common stock and recovery of reasonable litigation costs and expenses.

We have responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including our accounting treatment of a certain contract entered into with an insurance company (See Footnote 18 of Notes to Financial Statements). In addition, certain of our officers or employees have provided testimony to the SEC and we believe that the staff of the SEC will subpoena additional testimony of certain of our officers and employees.

We are from time to time, also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position.

Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we intend to reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.

17. QUARTERLY RESULTS OF OPERATIONS
    (AS RESTATED FOR 2000 AND THE FIRST THREE QUARTERS OF 2001)
    (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2001                                         FIRST           SECOND           THIRD            FOURTH
--------------------------------------------------------------------------------------------------------
REVENUE                                   $   465,046     $   452,334      $   499,045      $   408,744
GROSS PROFIT                                   31,854          15,335           26,108            7,614
INCOME (LOSS) BEFORE
   EXTRAORDINARY GAIN (LOSS)                    2,401          (6,866)          (6,881)         (46,255)
NET INCOME (LOSS)                               7,024          (6,866)          (6,881)         (46,578)

BASIC PER SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY
   GAIN (LOSS)                            $      0.04     $     (0.12)     $     (0.12)     $     (0.83)
   NET INCOME (LOSS)                      $      0.13     $     (0.12)     $     (0.12)     $     (0.83)

DILUTED PER SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY
   GAIN (LOSS)                            $      0.04     $     (0.12)     $     (0.12)     $     (0.83)
   NET INCOME (LOSS)                      $      0.13     $     (0.12)     $     (0.12)     $     (0.83)


2000                                         First           Second           Third            Fourth
--------------------------------------------------------------------------------------------------------
Revenue                                   $   477,772     $   461,810      $   517,360      $   520,349
Gross profit                                   43,079          44,516           42,971           39,994
Income before extraordinary gain                7,239           9,905            9,170            7,381
Net income                                      7,239           9,905            9,170           17,369

Basic per share:
   Income before extraordinary gain       $      0.13     $      0.18      $      0.16      $      0.13
   Net income                             $      0.13     $      0.18      $      0.16      $      0.31

Diluted per share:
   Income before extraordinary gain       $      0.13     $      0.17      $      0.16      $      0.13
   Net income                             $      0.13     $      0.17      $      0.16      $      0.31

18. RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999, 2000 and the first three quarters of 2001. All information in the following tables is presented in thousands, except per share data. The effects of the restatements on the Consolidated Statements of Operations are as follows:

                                                                   1998          1999          2000
                                                                 --------      --------      --------
Income (loss) from operations as initially reported              $ 41,486      $(52,750)     $ 59,791
    Effects of November 2001 insurance accounting correction      (15,103)        2,852         2,852
    Effects of January deposit accounting correction                3,285         2,685           245
    Effects of adjustments previously deemed immaterial              (839)          (49)         (751)
                                                                 --------      --------      --------
Income (loss) from operations as restated                        $ 28,829      $(47,262)     $ 62,137
                                                                 ========      ========      ========

Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as
    initially reported                                           $ 31,237      $(66,827)     $ 46,322
    Effects of November 2001 insurance accounting correction      (15,103)        2,852         2,852
    Effects of January 2002 deposit accounting correction           3,285         2,685           245
    Effects of adjustments previously deemed immaterial              (829)          (81)         (729)
                                                                 --------      --------      --------
Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as restated         $ 18,590      $(61,371)     $ 48,690
                                                                 ========      ========      ========

Net income (loss) as initially reported                          $ 20,176      $(93,080)     $ 41,772
    Effects of November 2001 insurance accounting correction      (10,421)        1,968         1,968
    Effects of January 2002 deposit accounting correction          (1,397)        2,685           161
    Effects of adjustments previously deemed immaterial              (829)          580          (218)
                                                                 --------      --------      --------
Net income (loss) as restated                                    $  7,529      $(87,847)     $ 43,683
                                                                 ========      ========      ========

Net income (loss) per share (basic) as initially reported        $   0.38      $  (1.75)     $   0.75
    Effects of November 2001 insurance accounting correction        (0.20)         0.04          0.04
    Effects of January 2002 deposit accounting correction           (0.03)         0.05             -
    Effects of adjustments previously deemed immaterial             (0.01)         0.01             -
                                                                 --------      --------      --------
Net income (loss) per share (basic) as restated                  $   0.14      $  (1.65)     $   0.79
                                                                 ========      ========      ========

Net income (loss) per share (diluted) as initially reported      $   0.38      $  (1.75)     $   0.74
    Effects of November 2001 insurance accounting correction        (0.20)         0.04          0.04
    Effects of January 2002 deposit accounting correction           (0.03)         0.05             -
    Effects of adjustments previously deemed immaterial             (0.01)         0.01             -
                                                                 --------      --------      --------
Net income (loss) per share (diluted) as restated                $   0.14      $  (1.65)     $   0.78
                                                                 ========      ========      ========

                                                                           Quarter Ended
                                                               ----------------------------------------
                                                                 March 31,    June 30,    September 30,
                                                                   2001         2001          2001
                                                               -----------   -----------  -------------
                                                               (Unaudited)   (Unaudited)   (Unaudited)
Income (loss) from operations as initially reported              $  5,374     $ (7,780)     $ (3,672)
    Effects of November 2001 insurance accounting correction          713          713           713
    Effects of January deposit accounting correction                    -            -             -
    Effects of adjustments previously deemed immaterial               975            -             -
                                                                 --------     --------      --------
Income (loss) from operations as restated                        $  7,062     $ (7,067)     $ (2,959)
                                                                 ========     ========      ========

Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as
    initially reported                                           $  2,185     $(11,128)     $ (6,987)
    Effects of November 2001 insurance accounting correction          713          713           713
    Effects of January 2002 deposit accounting correction               -            -             -
    Effects of adjustments previously deemed immaterial               975            -             -
                                                                 --------     --------      --------
Income (loss) before income taxes, minority interest,
    accounting change and extraordinary gain as restated         $  3,873     $(10,415)     $ (6,274)
                                                                 ========     ========      ========

Net income (loss) as initially reported                          $  6,068     $ (7,358)     $ (7,373)
    Effects of November 2001 insurance accounting correction          492          492           492
    Effects of January 2002 deposit accounting correction               -            -             -
    Effects of adjustments previously deemed immaterial               464            -             -
                                                                 --------     --------      --------
Net income (loss) as restated                                    $  7,024     $ (6,866)     $ (6,881)
                                                                 ========     ========      ========

Net income (loss) per share (basic) as initially reported        $   0.11     $  (0.13)     $  (0.13)
    Effects of November 2001 insurance accounting correction         0.01         0.01          0.01
    Effects of January 2002 deposit accounting correction               -            -             -
    Effects of adjustments previously deemed immaterial              0.01            -             -
                                                                 --------     --------      --------
Net income (loss) per share (basic) as restated                  $   0.13     $  (0.12)     $  (0.12)
                                                                 ========     ========      ========

Net income (loss) per share (diluted) as initially reported      $   0.11     $  (0.13)     $  (0.13)
    Effects of November 2001 insurance accounting correction         0.01         0.01          0.01
    Effects of January 2002 deposit accounting correction               -            -             -
    Effects of adjustments previously deemed immaterial              0.01            -             -
                                                                 --------     --------      --------
Net income (loss) per share (diluted) as restated                $   0.13     $  (0.12)     $  (0.12)
                                                                 ========     ========      ========

The effects of the restatements on the Consolidated Balance Sheets are as follows (in thousands):

                                                                    1998           1999           2000
                                                                 ---------      ---------      ---------
Total current assets as initially reported                       $ 549,225      $ 504,919      $ 566,678
    Effects of January 2002 deposit accounting correction          (11,818)        (6,281)        (3,184)
    Effects of adjustments previously deemed immaterial             (2,146)           236           (688)
                                                                 ---------      ---------      ---------
Total current assets as restated                                 $ 535,261      $ 498,874      $ 562,806
                                                                 =========      =========      =========

Total assets as initially reported                               $ 714,450      $ 623,858      $ 691,659
    Effects of January 2002 deposit accounting correction          (11,818)        (6,281)        (3,184)
    Effects of adjustments previously deemed immaterial             (3,292)           (77)          (688)
                                                                 ---------      ---------      ---------
Total assets as restated                                         $ 699,340      $ 617,500      $ 687,787
                                                                 =========      =========      =========

Total current liabilities as initially reported                  $ 188,176      $ 236,781      $ 293,618
    Effects of November 2001 insurance accounting correction        10,421          8,454          6,487
    Effects of January 2002 deposit accounting correction          (10,421)        (7,569)        (4,634)
    Effects of adjustments previously deemed immaterial             (2,163)           171           (222)
                                                                 ---------      ---------      ---------
Total current liabilities as restated                            $ 186,013      $ 237,837      $ 295,249
                                                                 =========      =========      =========

Total stockholders' equity as initially reported                 $ 239,568      $ 156,191      $ 199,600
    Effects of November 2001 insurance accounting correction       (10,421)        (8,454)        (6,487)
    Effects of January 2002 deposit accounting correction           (1,397)         1,288          1,451
    Effects of adjustments previously deemed immaterial             (1,129)          (248)          (467)
                                                                 ---------      ---------      ---------
Total stockholders' equity as restated                           $ 226,621      $ 148,777      $ 194,097
                                                                 =========      =========      =========


                                                                 March 31,      June 30,     September 30,
                                                                   2001           2001           2001
                                                                -----------    -----------   -------------
                                                                (Unaudited)    (Unaudited)    (Unaudited)
Total current assets as initially reported                       $ 473,396      $ 448,293      $ 484,259
    Effects of January 2002 deposit accounting correction           (2,471)        (1,758)        (1,045)
    Effects of adjustments previously deemed immaterial                  -              -              -
                                                                 ---------      ---------      ---------
Total current assets as restated                                 $ 470,925      $ 446,535      $ 483,214
                                                                 =========      =========      =========

Total assets as initially reported                               $ 598,109      $ 575,957      $ 614,302
    Effects of January 2002 deposit accounting correction           (2,471)        (1,758)        (1,045)
    Effects of adjustments previously deemed immaterial                  -              -              -
                                                                 ---------      ---------      ---------
Total assets as restated                                         $ 595,638      $ 574,199      $ 613,257
                                                                 =========      =========      =========

                                                                 March 31,      June 30,     September 30,
                                                                   2001           2001           2001
                                                                -----------    -----------   -------------
                                                                (Unaudited)    (Unaudited)    (Unaudited)
Total current liabilities as initially reported                  $ 221,930      $ 256,029      $ 302,606
    Effects of November 2001 insurance accounting correction         5,996          5,503          5,011
    Effects of January 2002 deposit accounting correction           (3,920)        (3,207)        (2,494)
    Effects of adjustments previously deemed immaterial                  -              -              -
                                                                 ---------      ---------      ---------
Total current liabilities as restated                            $ 224,006      $ 258,325      $ 305,123
                                                                 =========      =========      =========

Total stockholders' equity as initially reported                 $ 200,564      $ 190,863      $ 181,350
    Effects of November 2001 insurance accounting correction        (5,996)        (5,503)        (5,011)
    Effects of January 2002 deposit accounting correction            1,449          1,449          1,449
    Effects of adjustments previously deemed immaterial                  -              -              -
                                                                 ---------      ---------      ---------
Total stockholders' equity as restated                           $ 196,017      $ 186,809      $ 177,788
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

2001                            HIGH               LOW
-----------------------------------------------------------
FIRST QUARTER                 $  5.19            $  2.41
SECOND QUARTER                   4.48               2.04
THIRD QUARTER                    3.97               2.80
FOURTH QUARTER                   3.84               2.70

2000                            High               Low
------------------------------------------------------------
First quarter                 $ 16.31            $ 11.44
Second quarter                  12.94               8.53
Third quarter                    9.50               4.41
Fourth quarter                   6.94               3.34

At March 15, 2002, there were approximately 455 stockholders of record.

The Company has not paid cash dividends on its Common Stock other than S corporation distributions made to stockholders during periods prior to the rescissions of S corporation elections by the Company or its predecessors. In addition, the Company's bank agreements limit or prohibit the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders (See Note 9 - Long-term Debt). The Board of Directors intends to continue a policy of retaining earnings to finance the Company's anticipated growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

The Company has declared the following stock splits which were affected in the form of stock dividends:

DECLARATION DATE          DIVIDEND PAYMENT DATE       SPLIT RATIO
----------------------------------------------------------------------
August 31, 1995            September 20, 1995           5 for 4
November 12, 1996          December 17, 1996            3 for 2
January 28, 1997           March 3, 1997                5 for 4
October 22, 1997           November 21, 1997            2 for 1

SELECTED FINANCIAL DATA (AS RESTATED FOR 1998, 1999 AND 2000, SEE NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS (1))
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                              YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------------------------------------
                                                       1997            1998            1999             2000            2001
                                                   -----------------------------------------------------------------------------
Revenue (2)                                        $ 1,006,116     $ 1,584,198     $ 1,768,121      $ 1,977,291     $ 1,825,169
Gross profit (2)                                        85,171         123,373         131,914          170,560          80,911
Income (loss) from operations (2)                       41,862          28,829         (47,262)          62,137         (62,317)
Income (loss) before accounting
    change and extraordinary gain                       25,510           7,529         (74,443)          33,695         (57,601)
Net income (loss)                                       25,510           7,529         (87,847)          43,683         (53,301)

Basic per share:
    Income (loss) before accounting change and
         extraordinary gain                        $      0.55     $      0.14     $     (1.40)     $      0.61     $     (1.03)
    Cumulative effect of accounting change,
         net of tax                                          -               -           (0.25)               -               -
    Extraordinary gain on debt extinguishment,
         net of tax                                          -               -               -             0.18            0.08
                                                   -----------------------------------------------------------------------------
    Net income (loss)                              $      0.55     $      0.14     $     (1.65)     $      0.79     $     (0.95)
                                                   =============================================================================

Diluted per share:
    Income (loss) before accounting change and
         extraordinary gain                        $      0.53     $      0.14     $     (1.40)     $      0.60     $     (1.03)
    Cumulative effect of accounting change,
         net of tax                                          -               -           (0.25)               -               -
    Extraordinary gain on debt extinguishment,
         net of tax                                          -               -               -             0.18            0.08
                                                   -----------------------------------------------------------------------------
    Net income (loss)                              $      0.53     $      0.14     $     (1.65)     $      0.78     $     (0.95)
                                                   =============================================================================

                                                                                       DECEMBER 31
                                                   -----------------------------------------------------------------------------
                                                       1997            1998            1999             2000            2001
                                                   -----------------------------------------------------------------------------
Working capital                                    $   281,063     $   349,248     $   261,037      $   267,557     $   184,434
Total assets                                           456,702         699,340         617,500          687,787         609,420
Long-term obligations                                  146,963         286,706         230,886          198,441         156,066
Total liabilities                                      257,411         472,719         468,723          493,690         459,407
Stockholders' equity                                   199,291         226,621         148,777          194,097         150,013

(1) Operating data includes non-recurring charges and other unusual items that were recorded in the years presented as follows: investment gains on marketable equity securities in 1997 and 1998; restructuring and other unusual charges in 1998, 1999, and 2000; the results of those operations that were terminated or sold in 1999 and 2001 in accordance with the Company's respective Restructuring Plans; the cumulative effect of an accounting change in 1999 and an extraordinary gain on debt extinguishment in 2000 and 2001. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(2) The Company has reclassified certain prior year amounts to conform to the 2001 presentation primarily to reflect certain classification requirements of accounting pronouncements issued in 2001. The amounts reclassified were not significant and had no effect on net income or earnings per share.

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE

Report of Independent Auditors on Financial Statement Schedule...........  F-1
Consent of Ernst & Young LLP.............................................  F-2
Financial Statement Schedule for the years 2001, 2000 and 1999:
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS......................  F-3

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the Consolidated Financial Statements of Brightpoint, Inc. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2002 (except for Notes 9 and 18, as to which the dates are March 6, 2002 and February 20, 2002, respectively). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
February 1, 2002

                          CONSENT OF ERNST & YOUNG LLP

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, in the Registration Statement (Form S-3 No. 33-91112) pertaining to certain options and warrants of Brightpoint, Inc., in the Registration Statement (Form S-3 No. 333-3569) pertaining to certain warrants of Brightpoint, Inc., and in the Registration Statements (Form S-3 Nos. 333-15663, 333-29533, 333-07892, 333-37587, 333-55945,
333-58863, 333-34952, and 333-37022) pertaining to certain common stock of Brightpoint, Inc. of our report dated February 1, 2002 (except for Notes 9 and 18, as to which the dates are March 6, 2002 and February 20, 2002, respectively) with respect to the Consolidated Financial Statements and our report dated February 1, 2002 with respect to the financial statement schedule, both included in this Annual Report (Form 10-K) of Brightpoint, Inc.


                              /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
March 20, 2002

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        COL. A       COL. B        COL. C       COL. D           COL. E
                                        ------       ------        ------       ------           ------
                                      BALANCE AT   CHARGED TO    CHARGED TO                    BALANCE AT
                                      BEGINNING    COSTS AND       OTHER                          END
        DESCRIPTION                   OF PERIOD    EXPENSES(1)   ACCOUNTS     DEDUCTIONS       OF PERIOD
        -----------                   ---------    -----------   --------     ----------       ---------
Year ended December 31, 2001:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................  $ 6,548,000  $  8,389,000  $        --  $  8,665,000(2)  $ 6,272,000
                                     -----------  ------------  -----------  ------------     -----------
   Total ..........................  $ 6,548,000  $  8,389,000  $        --  $  8,665,000     $ 6,272,000
                                     ===========  ============  ===========  ============     ===========

Year ended December 31, 2000:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................  $ 6,220,000  $  6,328,000  $        --  $  6,000,000(2)  $ 6,548,000
                                     -----------  ------------  -----------  ------------     -----------
   Total ..........................  $ 6,220,000  $  6,328,000  $        --  $  6,000,000     $ 6,548,000
                                     ===========  ============  ===========  ============     ===========

Year ended December 31, 1999:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................  $ 6,045,000  $ 10,906,000  $        --  $ 10,731,000(2)  $ 6,220,000
                                     -----------  ------------  -----------  ------------     -----------
   Total ..........................  $ 6,045,000  $ 10,906,000  $        --  $ 10,731,000     $ 6,220,000
                                     ===========  ============  ===========  ============     ===========

(1) Does not include impairments of accounts receivable recognized in connection with the Company's restructuring and other unusual charges. See notes to Consolidated Financial Statements.

(2)  Uncollectible accounts written off.