Form 10-Q
period 2002-03-31
BRIGHTPOINT  INC
filed 2002-05-15
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 2002
                               -------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to
                               -----------------------    ----------------------

Commission file number:     0-23494
                       ---------------------------------------------------------

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      35-1778566
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization


    600 East 96th Street, Suite 575, Indianapolis, Indiana              46240
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

                                 (317) 805-4100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at May 13, 2002: 55,915,353 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three Months Ended March 31, 2001 and 2002.................3

         Consolidated Balance Sheets
                  December 31, 2001 and March 31, 2002.......................4

         Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2002.................5

         Notes to Consolidated Financial Statements..........................6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............19

         ITEM 3

         Quantitative and Qualitative Disclosures
                  About Market Risk.........................................30


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings..................................................32

         ITEM 6

         Exhibits...........................................................33

         Reports on Form 8-K................................................33

Signatures..................................................................34

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                               March 31
                                                                         2001          2002
                                                                      ---------      ---------
Revenue                                                               $ 353,891      $ 338,944
Cost of revenue                                                         329,056        321,790
                                                                      ---------      ---------
Gross profit                                                             24,835         17,154

Selling, general and administrative expenses                             19,618         21,778
                                                                      ---------      ---------
Operating income (loss) from continuing operations                        5,217         (4,624)

Interest expense                                                          2,052          2,482
Other expenses                                                               76            798
                                                                      ---------      ---------
Income (loss) from continuing operations before income taxes              3,089         (7,904)
    and minority interest
Income taxes                                                              1,153         (1,621)
                                                                      ---------      ---------
Income (loss) from continuing operations before minority interest         1,936         (6,283)
Minority interest                                                            48             33
                                                                      ---------      ---------
Income (loss) from continuing operations                                  1,888         (6,316)

Discontinued operations:
    Income (loss) from discontinued operations                              513         (5,507)
    Loss on disposal of discontinued operations                               -         (3,868)
                                                                      ---------      ---------
Total discontinued operations                                               513         (9,375)

Income (loss) before extraordinary gain on debt extinguishment            2,401        (15,691)
Extraordinary gain on debt extinguishment, net of tax                     4,623              -
                                                                      ---------      ---------
Net income (loss)                                                     $   7,024      $ (15,691)
                                                                      =========      =========

Basic per share:
    Income (loss) from continuing operations                          $    0.03      $   (0.11)
    Discontinued operations                                                0.01          (0.17)
    Extraordinary gain on debt extinguishment, net of tax                  0.09              -
                                                                      ---------      ---------
    Net income (loss)                                                 $    0.13      $   (0.28)
                                                                      =========      =========

Diluted per share:
    Income (loss) from continuing operations                          $    0.03      $   (0.11)
    Discontinued operations                                                0.01          (0.17)
    Extraordinary gain on debt extinguishment, net of tax                  0.09              -
                                                                      ---------      ---------
    Net income (loss)                                                 $    0.13      $   (0.28)
                                                                      =========      =========

Weighted average common shares outstanding:
    Basic                                                                55,777         55,873
                                                                      =========      =========
    Diluted                                                              55,779         55,873
                                                                      =========      =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      December 31, 2001      March 31, 2002
                                                      -----------------      --------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  58,295              $  48,941
  Pledged cash                                              16,657                 32,417
  Accounts receivable (less allowance for doubtful
    accounts of $6,272 in 2001 and $5,605 in 2002)         181,755                159,037
  Inventories                                              137,549                 96,437
  Contract financing receivable                             60,404                 37,250
  Other current assets                                      33,115                 29,164
                                                         ---------              ---------
Total current assets                                       487,775                403,246

Property and equipment                                      45,047                 44,571
Goodwill and other intangibles                              61,258                 56,846
Other assets                                                15,340                 20,309
                                                         ---------              ---------
Total assets                                             $ 609,420              $ 524,972
                                                         =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 194,776              $ 128,453
  Accrued expenses                                          52,743                 52,453
  Unfunded portion of contract financing receivable         45,499                 34,896
  Lines of credit, short-term                               10,323                 10,969
  Convertible notes, short-term                                  -                132,953
                                                         ---------              ---------
Total current liabilities                                  303,341                359,724
                                                         ---------              ---------

Long-term liabilities:
  Minority interest                                              -                  8,397
  Line of credit                                            24,419                 23,222
  Convertible notes                                        131,647                      -
                                                         ---------              ---------
Total long-term liabilities                                156,066                 31,619
                                                         ---------              ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                  -                      -
  Common stock, $0.01 par value: 100,000 shares
    authorized; 55,860 and 55,896 issued and
    outstanding in 2001 and 2002, respectively                 559                    559
  Additional paid-in capital                               213,973                214,023
  Retained earnings (deficit)                              (47,045)               (62,736)
  Accumulated other comprehensive loss                     (17,474)               (18,217)
                                                         ---------              ---------
Total stockholders' equity                                 150,013                133,629
                                                         ---------              ---------
Total liabilities and stockholders' equity               $ 609,420              $ 524,972
                                                         =========              =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              Three Months Ended March 31
                                                                  2001            2002
                                                                --------       --------
OPERATING ACTIVITIES
Net income (loss)                                               $  7,024       $(15,691)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                 3,792          3,346
     Amortization of debt discount                                 1,381          1,306
     Extraordinary gain on debt extinguishment, net of tax        (4,623)             -
     Discontinued operations                                        (513)         9,375
     Minority interest and deferred taxes                            287             33
     Pledged cash requirements                                         -        (15,760)
     Changes in operating assets and liabilities, net of
      effects from acquisitions:
           Accounts receivable                                    31,440         22,434
           Inventories                                            44,641         41,280
           Other operating assets                                  2,058          2,537
           Accounts payable and accrued expenses                 (68,783)       (67,141)
                                                                --------       --------
Net cash provided (used) by operating activities                  16,704        (18,281)

INVESTING ACTIVITIES
Capital expenditures                                              (7,148)        (3,069)
Decrease in funded contract financing receivables                  3,810         12,506
Decrease (increase) in other assets                               (1,067)           129
                                                                --------       --------
Net cash provided (used) by investing activities                  (4,405)         9,566

FINANCING ACTIVITIES
Net payments on revolving credit facilities                       (5,851)          (748)
Repurchase of convertible notes                                  (10,095)             -
Proceeds from common stock issuances under employee stock
   option and purchase plans                                          78             50
                                                                --------       --------
Net cash used by financing activities                            (15,868)          (698)

Effect of exchange rate changes on cash and cash
   equivalents                                                      (943)            59
                                                                --------       --------

Net decrease in cash and cash equivalents                         (4,512)        (9,354)
Cash and cash equivalents at beginning of period                  79,718         58,295
                                                                --------       --------

Cash and cash equivalents at end of period                      $ 75,206       $ 48,941
                                                                ========       ========


See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2001, except, as discussed below, the implementation of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the first quarter of 2002 required the Company to present the results of certain operations and related charges from the Company 2001 restructuring plan as Discontinued Operations in the Consolidated Statements of Operations.

For further information, reference is made to the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, financial position or cash flows. See Note 2 to the Consolidated Financial Statements for further discussion.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company prior to June 30, 2002 with an effective date of January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Effective January 1, 2002, goodwill is no longer amortized and will be tested for impairment at least annually. At March 31, 2002, the Company had goodwill and other intangibles totaling approximately $56.8 million, net of accumulated amortization. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is currently assessing the impact that SFAS No. 142 will have on its financial statements upon adoption in 2002, however, during February of 2002, the Company completed the first step in the required goodwill impairment testing process required by SFAS No. 142. The results of this first step have indicated that the Company will need to complete the more detailed second step in the required goodwill impairment testing process required by SFAS No. 142 on portions of its goodwill and intangible assets. The Company estimates that upon completion of its impairment testing it will record a charge of up to $21.6 million. Of this amount, $8.5 million was recorded during the three months ended March 31, 2002 in discontinued operations pursuant to the recording of the transaction with Chinatron (see Note 2 to the Consolidated Financial Statements). Upon completion of the Company's implementation of SFAS No. 142, the $8.5 million will be reclassified from discontinued operations as currently reported to the cumulative effect of an accounting change along with any other impairment charges and be presented effective January 1, 2002 along with the required disclosures regarding reclassification of prior period amounts.

In April of 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS No. 145). SFAS No. 145 is required to be adopted in the second quarter of 2002. The Company is currently evaluating the effects that this standard will have on the results of the Company, if any.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options and the Convertible Notes described in Note 6 to the Consolidated Financial Statements.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

NET INCOME (LOSS) PER SHARE  (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2001 and 2002 (amounts in thousands, except per share data):

                                                                          Three Months Ended March 31
                                                                             2001              2002
                                                                         -------------      ----------
Income (loss) from continuing operations                                 $       1,888    $     (6,316)
Discontinued operations                                                            513          (9,375)
Extraordinary gain on debt extinguishment, net of tax                            4,623               -
                                                                         -------------      ----------
Net income (loss)                                                        $       7,024     $   (15,691)
                                                                         =============      ==========

Basic:
   Weighted average shares outstanding                                          55,777          55,873
                                                                         =============      ==========

   Per share amount:
      Income (loss) from continuing operations                           $        0.03      $    (0.11)
      Discontinued operations                                                     0.01           (0.17)
      Extraordinary gain on debt extinguishment, net of tax                       0.09               -
                                                                         -------------      ----------
      Net income (loss)                                                  $        0.13      $    (0.28)
                                                                         =============      ==========

Diluted:
   Weighted average shares outstanding                                          55,777          55,873
   Net effect of dilutive stock options and stock warrants-based on
      the treasury stock method using average market price                           2               -
                                                                         -------------      ----------
   Total weighted average shares outstanding                                    55,779          55,873
                                                                         =============      ==========

   Per share amount:
      Income (loss) from continuing operations                           $        0.03      $    (0.11)
      Discontinued operations                                                     0.01           (0.17)
      Extraordinary gain on debt extinguishment, net of tax                       0.09               -
                                                                         -------------      ----------
      Net income (loss)                                                  $        0.13      $    (0.28)
                                                                         =============      ==========


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three months ended March 31, 2001, comprehensive income totaled $1.8 million. During the three months ended March 31, 2002, comprehensive loss totaled $16.4 million.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

2.  Discontinued Operations

During the first quarter of 2002, the Company, as required, adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In connection with the adoption of SFAS No. 144, the Company has reclassified, for all periods presented, the results and related charges for the business units that the Company discontinued or sold pursuant to its 2001 restructuring plan, as described below.

During 2001, the Company's board of directors approved a restructuring plan (2001 Restructuring Plan) that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and eliminating operations in which the Company believes potential returns are not adequate to justify the risks of those operations. Certain markets in which the Company operates, including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, have unusually high risk profiles due to many factors, including among other things, high importation duties, currency restrictions and volatile political and economic climates. The Company has determined that the risks of operating in these markets can no longer be justified given the profitability potential of its operations in those markets, therefore, these operations have been or will be sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited (Chinatron). Chinatron is involved in the wireless telecommunications and data industry and, is beneficially owned, in part, by the managing director of Brightpoint China Limited and a former executive of Brightpoint, Inc. In addition, an independent director of Brightpoint, Inc. is also a director of Chinatron. A director and executive officer of Brightpoint, Inc. and the managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, the Company's director and executive officer disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the managing director of Brightpoint China Limited and the former executive of Brightpoint, Inc. In exchange, the Company's director and executive officer received the unconditional promise from their company to pay him $350,000 ($200,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited, the Company received preference shares in Chinatron with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional preference shares in Chinatron with a face value of $11 million. In total, the Company now holds Chinatron preference shares equaling a 19.9% interest in Chinatron. The Company currently estimates that its aggregate amount of Chinatron preference shares have a fair value of approximately $10 million and, pursuant to the transaction, recorded losses of approximately $8.5 million during the three months ended March 31, 2002.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

2.   Discontinued Operations (continued)

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

For the three months ended March 31, 2002 discontinued operations experienced a net loss of $5.5 million on revenue of $12.2 million and net losses on disposal of approximately $3.9 million. These losses include $8.5 million related to the transaction with Chinatron, $1.5 million in net losses during the first quarter of 2002 from wind-up operations of discontinued entities (including the Company's former China operation) and other minor adjustments to amounts recorded pursuant to the 2001 Restructuring Plan. For the three months ended March 31, 2001 the Company's discontinued operations generated net income of approximately $0.5 million on revenue of approximately $111 million. To date, the Company has recorded approximately $44.4 million in charges during 2001 and 2002 relative to the actions called for by the 2001 Restructuring Plan. As of March 31, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company believes that the total of all charges incurred pursuant to the 2001 Restructuring Plan will still fall within its previously disclosed range of between $45 million and $55 million. Net assets held for sale or disposal pursuant to the 2001 Restructuring Plan are classified in the Consolidated Balance Sheet at March 31, 2002, as follows (in millions):

Total current assets                                     $   17.0
Property and equipment                                        2.4
Goodwill and other intangibles                               12.5
Other non-current assets                                      1.0
                                                         --------
Total assets                                             $   32.9
                                                         ========

Accounts payable                                         $    5.6
Lines of credit, short-term                                   7.6
Accrued expenses and other liabilities                        6.6
                                                         --------
Total current liabilities                                    19.8

Minority interest                                             9.0
                                                         --------
Total liabilities                                        $   28.8
                                                         ========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

2.  Discontinued Operations (continued)

As a result of actions taken in accordance with the 2001 Restructuring Plan, the Company recorded non-recurring charges totaling approximately $36.5 million in the fourth quarter of 2001 and $7.9 million in the first quarter of 2002, respectively, as follows (in millions):

                                                                           Quarter Ended
                                                                ------------------------------------
                                                                December 31, 2001     March 31, 2002
                                                                ------------------------------------
Non-cash charges:
   Impairment of goodwill and investments                            $  12.7              $  8.2
   Impairment of accounts receivable and inventories of
      restructured operations                                           11.0                (1.5)
   Impairment of fixed and other assets                                  4.7                 1.0
   Income tax effect of restructuring actions                          (12.1)                  -
   Write-off of cumulative foreign currency translation
      adjustments                                                       16.8                (0.5)
                                                                ------------------------------------
                                                                        33.1                 7.2
                                                                ------------------------------------
Cash charges:
   Employee termination costs                                            1.7                   -
   Lease termination costs                                               1.3                 0.1
   Other exit costs                                                      0.4                 0.6
                                                                ------------------------------------
                                                                         3.4                 0.7
                                                                ------------------------------------
                                                                     $  36.5              $  7.9
                                                                ------------------------------------


For the three months ended March 31, 2002 these charges are classified in discontinued operations along with the related net operating losses from these discontinued operations totaling $1.5 million. At March 31, 2002, the Company had approximately $1.7 million in restructuring reserves related to the 2001 Restructuring Plan.

3.  Extraordinary Gain on Debt Extinguishment

During the first quarter of 2001, the Company repurchased 36,000 of its zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.09 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Each of the Convertible Notes converts, at the option of the holder, into 19.109 shares of the Company's common stock. These transactions, along with the purchase of 94,000 Convertible Notes in 2000, completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's board of directors.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

4.  Accounts Receivable Transfers

During the three months ended March 31, 2001 and 2002, the Company entered into certain transactions with financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No.
140), which became effective for transactions occurring after March 31, 2001. The Company adopted the disclosure provisions of SFAS No. 140 in 2000. SFAS No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Net funds received from the sales of accounts receivable during the three months ended March 31, 2001 and 2002 totaled $40.0 million and $40.7 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $0.9 million and $0.9 million during the three months ended March 31, 2001 and 2002, respectively, and were recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances related primarily to payment disputes regarding the Company's performance in the original transactions, the Company may be required to repurchase the corresponding accounts receivable sold.

5.  Contract Financing Receivable

The Company offers financing of inventory and receivables to certain network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company manages and finances, but does not own, accounts receivable and inventories for these customers. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables." In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements. At March 31, 2002 and December 31, 2001, contract financing receivables of $37.3 million ($34.9 million of which was unfunded) and $60.4 million ($45.5 million of which was unfunded), respectively, were secured by $19.6 million and $23.8 million, respectively, of wireless products located at the Company's facilities.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

6.  Lines of Credit and Long-term Debt

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

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. The Company repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations. During the first quarter of 2001, the Company repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.09 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the Company's plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. As of March 31, 2002 the Company has made no repurchases of Convertible Notes pursuant to this plan. Repurchases, if any, will be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. No assurance can be given that the Company will repurchase any of the Convertible Notes under this plan or otherwise. The Company has the right, subject to certain limitations, to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility (discussed below) and from working capital, however no assurance can be given that the Company will repurchase any Convertible Notes in such a manner. As of March 31, 2002, the remaining 250,000 Convertible Notes had an accreted book value of approximately $133 million or $532 per Convertible Note. As of May 10, 2002 the Convertible Notes had a fair market value of approximately $350 per Convertible Note.

The $250 million face value of the Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 19.109 shares of common stock per $1,000 face value note, for an aggregate of 4,777,250 shares of common stock. The bondholders also may require the Company to purchase the bonds on the fifth, tenth and fifteenth anniversary date of the issuance of the bonds. The five-year anniversary is March 11, 2003. The Company has the option to pay the purchase price of approximately $138 million for the 250,000 bonds in cash or common stock. If the Company is able and choose to utilize common stock to satisfy this potential obligation, the number of shares issued would be significant and could significantly dilute the ownership interests of the Company's common stockholders. The number of shares that would be issued to holders of the convertible bonds, if the Company chooses to use only common stock and no cash to purchase the bonds,

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

6.  Lines of Credit and Long-term Debt (continued)

would be the $138 million accreted value of the bonds at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date. If the holders of the Convertible Notes exercise their mandatory purchase rights, as noted above, and if the Company determines to satisfy all or a substantial portion of the purchase obligation in shares of its Common Stock rather than cash, based upon the current market price of the Company's Common Stock, the Company would not have sufficient authorized but unissued shares available to satisfy its purchase obligation. Because the bondholders have the ability to require the Company to repurchase the Convertible Notes within less than a year from March 31, 2002, the Convertible Notes have been classified as a current liability in the Consolidated Balance Sheets at March 31, 2002. The Company is currently in the process of seeking the advice of various experts in exploring alternatives relating to the requirement to repurchase the Convertible Notes in March of 2003.

On October 31, 2001, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, which was amended on December 21, 2001 (the Revolver), with General Electric Capital Corporation (GE Capital) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces the Company's former Bank One multicurrency facility discussed below, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrower's assets in North America. The Company also has pledged the capital stock of certain of its subsidiaries as collateral for the Revolver. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business, as well as, prohibit the Company from amending the terms of the Convertible Notes without the prior written consent of GE Capital. The provisions of the Revolver are such that if the Company's unused borrowing availability falls below $20 million, the Company is then subject to a minimum fixed charge coverage ratio as defined in the agreement and a requirement to maintain an unused borrowing availability of $10 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination of the Company's distribution agreement in the United States with Nokia Inc., (ii) a change in control of the Company, (iii) Standard & Poor's lowering their issuer rating of Brightpoint, Inc. to lower than "B", (iv) the availability of borrowings under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

6.   Lines of Credit and Long-term Debt (continued)

Subject to certain restrictions, the Company may use proceeds under the Revolver to repurchase its outstanding Convertible Notes. At March 31, 2002, there was approximately $23.2 million outstanding under the Revolver at an interest rate of approximately 5.2%. Available funding under the Revolver was approximately $25.7 million at March 31, 2002, however, the Company did not meet certain financial covenant requirements to draw upon the $20 million minimum unused borrowing availability.

During 2001, one of the Company's subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility has borrowing availability of up to approximately $6.9 million Euros ($6.1 million U.S. Dollars), is guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bears interest at EURIBOR plus 2.5%. At March 31, 2002 and December 31, 2001, the interest rate was approximately 5.9% and 5.8%, respectively. A two-month notice is required to terminate the facility. At March 31, 2002 and December 31, 2001, there was $3.3 million and $6.1 million, respectively, outstanding under this facility. Also, during 2001, another of the Company's subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars ($5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95%. At December 31, 2001, the interest rate was approximately 8.9%. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At March 31, 2002, no amounts were outstanding under this facility and at December 31, 2001 there was approximately $4.2 million U.S. Dollars outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 2 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities. The first agreement is with DBS Kwong On Bank Limited, has a maximum available borrowing limit of approximately 78.0 million Hong Kong Dollars (approximately $10 million U.S. Dollars), bears interest at 0.5% over the prime rate as quoted by DBS Kwong On Bank Limited (5.1% at March 31, 2002) and is due on demand. This facility is supported by a letter of credit of $2.5 million issued by Brightpoint Holdings B.V. and a $2.5 million letter of credit issued by a shareholder in Chinatron as well as corporate and personal guarantees from certain shareholders of Chinatron. This facility requires that Brightpoint China Limited maintain a minimum paid up capital amount, a minimum net worth amount, a debt-to-equity ratio within certain limits and shall not pledge any of its accounts receivable to any other financial institution without prior consent. The second facility is with Standard Chartered Bank, Hong Kong Branch and has a maximum available borrowing limit of approximately $16 million U.S. Dollars, bears interest at the greater of 0.5% over the prime rate as quoted by Standard Chartered Bank or HIBOR plus 0.5% (5.6% at March 31, 2002) and is due on demand. The facility is secured by a letter of credit of $7.5 million, issued by Brightpoint Holdings B.V. as well as corporate and personal guarantees from certain shareholders of Chinatron and requires a minimum level of paid up capital. This facility includes a sub-facility under which portions of the maximum available borrowing limit may be borrowed in Renminbi. At March 31, 2002 there was approximately $7.6 million outstanding under the two China facilities discussed above. As more fully discussed in Note 2 to the Consolidated Financial Statements, the Company sold its remaining interests in Brightpoint China Limited in April of 2002 and, consequently, has attained the release of both of the cash-secured letters of credit supporting these facilities. Subsequent to March 31, 2002, the Company will no longer consolidate Brightpoint China Limited and the facilities discussed above will be the obligation of Chinatron.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

7.   Operating Segments

The Company operates in markets worldwide and has three operating segments. These operating segments represent the Company's three divisions: the Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless handsets, accessory programs and fees from the provision of integrated logistics services. However, the divisions are managed separately because of the geographic locations in which they operate.

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, during the fourth quarter of 2001 the Company implemented a restructuring plan that provided for selling or otherwise disposing of certain operations. In January of 2002 the Company adopted SFAS No. 144 which changed the presentation of discontinued operations. See Notes 1 and 2 to the Consolidated Financial Statements for further discussion. A summary of the Company's operations by segment is presented below (in thousands):

                                      2001                                     2002
                       -----------------------------------     -------------------------------------
                          REVENUES FROM        INCOME FROM       REVENUES FROM        INCOME (LOSS)
                       EXTERNAL CUSTOMERS      OPERATIONS      EXTERNAL CUSTOMERS    FROM OPERATIONS
                       ------------------      -----------     ------------------    ---------------
THREE MONTHS ENDED
   MARCH 31:
The Americas                $    186,275       $     2,172         $    147,545        $     (2,693)
Asia-Pacific                     105,842             2,255              139,626               1,086
Europe                            61,774               790               51,773              (3,017)
                       ------------------      -----------     ------------------    ---------------
                            $    353,891       $     5,217         $    338,944        $     (4,624)
                       ==================      ===========     ==================    ===============


                                                   DECEMBER 31,      MARCH 31,
TOTAL SEGMENT ASSETS:                                  2001            2002
                                                  -------------     ----------
The Americas (1) (2)                                $  402,030      $  286,534
Asia-Pacific (2)                                        98,539         133,431
Europe (2)                                             108,851         105,007
                                                  -------------     ----------
                                                    $  609,420      $  524,972
                                                  =============     ==========


(1)   Includes assets of the Company's corporate operations.
(2) Includes assets held for sale or disposal of discontinued operations at March 31, 2002.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

8. Contingencies

In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, against all of the Company's current directors, its former corporate controller and its current independent auditors, Ernst & Young LLP, which action is entitled Nora Lee Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.

The plaintiff alleges, among other things, that certain of the individual defendants sold the Company's Common Stock while in possession of material non-public information regarding the Company, that the individual defendants violated their fiduciary duties of loyalty, good faith and due care by, among other things, causing the Company to disseminate misleading and inaccurate financial information, failing to implement and maintain internal adequate accounting control systems, wasting corporate assets and exposing the Company to losses. The plaintiff is seeking to recover unspecified damages from all defendants, the imposition of a constructive trust for the amounts of profits received by the individual defendants who sold the Company's common stock and recovery of reasonable litigation costs and expenses.

The Company and several of its executive officers and directors were named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. In February 2002, the Court consolidated the Weiss and Mueller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. A consolidated amended complaint was filed in April 2002. The amended complaint, among other things, adds the Company's current independent auditors as a defendant.

The action is a purported class action asserted on behalf of all purchasers of the Company's publicly traded securities between January 29, 1999 and January 31, 2002, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and certain of its officers and directors, as well as the Company's current independent auditors, and violations of Section 20(a) of the Exchange Act by the individual defendants.

The amended complaint alleges, among other things, that the Company intentionally concealed and falsified its financial condition, and issued financial statements which violated generally accepted accounting principles, in order that it would not be declared in default of its loan covenants under its line of credit. The amended complaint also alleges that, due to the false financial statements, the Company's stock was traded at artificially inflated prices. Plaintiff seeks compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. The Company disputes these claims and intends to vigorously defend this matter.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

8.  Contingencies (continued)


A complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. The trial of that related case is currently scheduled to begin in November 2002. The Company disputes these claims and intends to defend vigorously this matter.

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's officers or employees have provided testimony to the SEC and the Company believes that the staff of the SEC will subpoena additional testimony of certain of its officers and employees.

The Company is from time to time, also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company intends to reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations. See Note 1 to the consolidated financial statements included in this report for information regarding our critical accounting policies. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 to this report and our Annual Report on Form 10-K for the year ended December 31, 2001.

During the first quarter of 2002, we completed, through certain of our subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited (Chinatron). In exchange for a 50% interest in Brightpoint China Limited, we received preference shares in Chinatron with a face value of $10 million. In April of 2002, we sold our remaining 50% interest in Brightpoint China Limited to Chinatron in exchange for additional preference shares in Chinatron with a face value of $11 million. Our preference shares in Chinatron are convertible into Chinatron ordinary shares which represent a 19.9% interest in Chinatron. We believe the Chinatron transaction reduced the capital we employ in the China market, including Hong Kong, while allowing us to continue to participate on a limited basis in this large handset market.

On April 29, 2002, we announced that our Board of Directors has approved a 1-for-7 reverse split of our common stock. We intend to submit the reverse split for approval by our stockholders at our Annual Meeting of Stockholders currently scheduled for June 26, 2002. If the reverse split is effected, we would have approximately 8 million shares of common stock issued and outstanding of 100 million shares of common stock authorized.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2002 we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In connection with the adoption of SFAS No. 144 we have reclassified, for all periods presented, the results of operations and related charges for the business units that we discontinued or sold pursuant to our 2001 Restructuring Plan, including our former operations in China which were sold in April of 2002 pursuant to the Chinatron transaction discussed above. See further discussion below under the heading "Discontinued Operations."

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted prior to June 30, 2002 with an effective date of January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in our financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. At March 31, 2002, we had goodwill and other intangibles totaling approximately $56.8 million, net of accumulated amortization. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

We are currently assessing the impact that SFAS No. 142 will have on our financial statements upon adoption in 2002, however, during February of 2002, we completed the first step in the required goodwill impairment testing process required by SFAS No. 142. The results of this first step have indicated that we will need to complete the more detailed second step in the required goodwill impairment testing process required by SFAS No. 142 on portions of our goodwill and intangible assets. We estimate that upon completion of our impairment testing we will record a charge of up to $21.6 million. Of this amount, $8.5 million was recorded during the three months ended March 31, 2002 in discontinued operations pursuant to the recording of the transaction with Chinatron (see Note 2 to the Consolidated Financial Statements). Upon completion of our implementation of SFAS No. 142, the $8.5 million will be reclassified from discontinued operations as currently reported to the cumulative effect of an accounting change along with any other impairment charges and be presented effective January 1, 2002 along with the required disclosures regarding reclassification of prior period amounts.

In April of 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). SFAS No. 145 is required to be adopted in the second quarter of 2002. We are currently evaluating the effects that this standard will have on our results if any.

RESULTS OF OPERATIONS

Revenue

Revenue by Division (in thousands):

                                                    Three Months Ended
                      -----------------------------------------------------------------------------   Change from    Change from
                          March 31,    Percent    December 31,    Percent      March 31,   Percent     Q1 2001 to     Q4 2001 to
                            2001       of Total       2001        of Total       2002      of Total     Q1 2002         Q1 2002
                         --------------------------------------------------------------------------------------------------------
The Americas              $186,275        53%       $182,616         49%       $147,545      44%          (21%)           (19%)
Asia-Pacific               105,842        30%        112,424         30%        139,626      41%           32%             24%
Europe                      61,774        17%         79,535         21%         51,773      15%          (16%)           (35%)
                         --------------------------------------------------------------------------------------------------------
        Total             $353,891       100%       $374,575        100%       $338,944     100%           (4%)           (10%)
                         ========================================================================================================

Revenue in the quarter ended March 31, 2002, decreased 4% compared to the first quarter of 2001 and 10% compared to the fourth quarter of 2001. We have historically experienced a similar sequential decline in revenue during the first quarter from the fourth quarter due to seasonality. However, this decline was more pronounced during the first quarter of 2002 in our Europe and Americas divisions as we experienced lower-than-anticipated demand for our products and services due primarily to slower growth in new wireless subscribers and lower demand for replacement handsets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)

In addition, we continue to experience a general reduction in handset subsidies and in the number of promotional programs sponsored by network operators in many parts of the world in which we transact business. The revenue declines in the Americas and Europe divisions, in the first quarter of 2002 as compared to both the first and fourth quarters of 2001, were partially offset by increases in revenue in our Asia-Pacific division, which includes the Middle East, but excludes China, which, as discussed below, is now classified as a discontinued operation.

Revenue by Service Line (in thousands):

                                                         Three Months Ended
                              ------------------------------------------------------------------------- Change from    Change from
                                March 31,   Percent     December 31,   Percent   March 31,    Percent    Q1 2001 to     Q4 2001 to
                                   2001    of Total         2001      of Total      2002      of Total     Q1 2002        Q1 2002
                              -----------------------------------------------------------------------------------------------------
Sales of wireless handsets       $280,289        79%       $294,127        79%    $269,300         80%       (4%)           (8%)
Accessory programs                 40,743        12%         30,614         8%      31,404          9%      (23%)            3%
Integrated logistics
  services                         32,859         9%         49,834        13%      38,240         11%       16%           (23%)
                              -----------------------------------------------------------------------------------------------------
        Total                    $353,891       100%       $374,575       100%    $338,944        100%       (4%)          (10%)
                              ======================================================================================================

Compared to the first and fourth quarters of 2001, we experienced a decline in wireless handset sales in the first quarter of 2002 due to the factors affecting worldwide demand for wireless handsets discussed previously. In addition, demand for much of our integrated logistics services is generated, directly or indirectly, through promotional programs sponsored by network operators. Many network operators reduced or delayed promotional programs during recent quarters, causing our revenues in this service line to decrease sequentially. When compared to the first quarter of 2001, the decrease in accessory program revenue was also primarily the result of reductions in promotional programs sponsored by network operators and the increase in integrated logistics services reflects the addition of new significant logistics services customers in certain markets during the fourth quarter of 2001.

Gross Profit

                                   Three Months Ended
                     -----------------------------------------------     Change from         Change from
                       March 31,     December 31,          March 31,      Q1 2001 to         Q4 2001 to
(In thousands)           2001            2001                2002           Q1 2002            Q1 2002
------------------------------------------------------------------------------------------------------------
Gross profit           $ 24,835        $ 25,139            $ 17,154          (31%)              (32%)
Gross margin               7.0%            6.7%                5.1%
------------------------------------------------------------------------------------------------------------


Gross profit for the three months ended March 31, 2002, decreased 31% and 32%, respectively, over the first and fourth quarters of 2001 resulting in a gross margin of 5.1% for first quarter of 2002, compared to gross margins of 7.0% and 6.7% for the first and fourth quarters of 2001, respectively. The decrease in gross margin during the first quarter of 2002 was due primarily to the write-down of certain inventories in Germany and Mexico totaling approximately $2.8 million to adjust the carrying cost of those inventories to estimated net realizable value based on current market conditions. We also experienced downward pressures on gross margin during the first quarter of 2002 in certain markets due to lower demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                                      Three Months Ended
                                        ------------------------------------------------      Change from      Change from
(In thousands)                           March 31,        December 31,        March 31,        Q1 2001 to       Q4 2001 to
                                           2001               2001              2002             Q1 2002          Q1 2002
-------------------------------------------------------------------------------------------------------------------------------
Selling, general and                     $ 19,618          $ 22,247           $ 21,778             11%             (2%)
   administrative expenses
As a percent of revenue                       5.5%              5.9%               6.4%
-------------------------------------------------------------------------------------------------------------------------------

When compared to the first quarter of 2001, selling, general and administrative expenses increased approximately $2.2 million and also increased as a percent of revenue due primarily to increased corporate and other overhead costs, including legal, accounting and other professional fees. Selling, general and administrative expenses for the first quarter of 2002 decreased slightly from the fourth quarter of 2001, but increased as a percent of revenue due to the decrease in total revenue.

Operating Income (Loss) from Continuing Operations

                                              Three Months Ended
                                 -----------------------------------------------
(In thousands)                    March 31,       December 31,       March 31,
                                    2001             2001              2002
--------------------------------------------------------------------------------
Operating income (loss) from
   continuing operations          $ 5,217           $ 2,892          $ (4,624)
As a percent of revenue               1.5%              0.8%             (1.4%)
--------------------------------------------------------------------------------

For the first quarter of 2002 we experienced an operating loss from continuing operations compared to operating income from continuing operations in the first and fourth quarters of 2001. The decrease during the first quarter of 2002 when compared to the first quarter of 2001 was due to the reduction in revenue, the decrease in gross margin and the increase in selling, general and administrative expenses as a percent of revenue. When comparing the first quarter of 2002 to the fourth quarter of 2001 the decrease in operating income from continuing operations was due to the reduction in revenue and corresponding reduction in both gross profit and gross margin.

Income (Loss) from Continuing Operations

The loss from continuing operations for the first quarter of 2002 was $6.3 million compared to income from continuing operations of $1.9 million and $1.5 million in the first and fourth quarters of 2001, respectively. In both instances, the decrease was due primarily to the factors discussed above in the analyses of revenue, gross margin and selling, general and administrative expenses. Net loss per diluted share from continuing operations was $0.11 for the first quarter of 2002 compared to net income per diluted share from continuing operations of $0.03 for each of the first and fourth quarters of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Discontinued Operations

During the first quarter of 2002 we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In connection with the required adoption of SFAS No. 144 we have reclassified, for all periods presented, the results of operations and related charges for the business units (Brazil, Belgium, Holland, Jamaica, Miami, South Africa, Venezuela and Zimbabwe locations) that we discontinued or sold pursuant to our 2001 Restructuring Plan. Additionally, as a result of the transaction with Chinatron discussed above in the section entitled "Overview and Recent Developments," our former operations in China, including Hong Kong are also classified as discontinued operations. See Notes 1 and 2 to the Consolidated Financial Statements for further discussions regarding the adoption of SFAS No. 144 and our 2001 Restructuring Plan.

For the three months ended March 31, 2002 discontinued operations experienced a net loss of $5.5 million on revenue of $12.2 million and net losses on disposal of approximately $3.9 million. These losses include $8.5 million related to the transaction with Chinatron, $1.5 million in net losses during the first quarter of 2002 from wind-up operations of discontinued entities (including our former China operation) and other minor adjustments to amounts recorded pursuant to the 2001 Restructuring Plan. For the three months ended March 31, 2001 our discontinued operations generated net income of approximately $0.5 million on revenue of approximately $111 million. To date, we have recorded approximately $44.4 million in charges during 2001 and 2002 relative to the actions called for by the 2001 Restructuring Plan. As of March 31, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, we expect to continue to record adjustments through discontinued operations as necessary. We believe that the total of all charges incurred pursuant to the 2001 Restructuring Plan will still fall within our previously disclosed range of between $45 million and $55 million. In total, the 2001 Restructuring Plan will result in a headcount reduction of approximately 350 employees in most of our functional areas, including marketing, operations, finance and administration.

Extraordinary Gain on Debt Extinguishment

During the first quarter of 2001, we repurchased 36,000 of our zero-coupon, subordinated, convertible notes due 2018 (Convertible Notes) for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain of approximately $4.6 million ($0.09 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes.

Net Income (Loss)

Due primarily to the factors discussed above, our net loss for the first quarter of 2002 was $15.7 million, or $0.28 per diluted share, compared to net income of $7.0 million, or $0.13 per diluted share, in the first quarter of 2001 and a net loss of $46.6 million, or $0.83 per diluted share, for the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                              December 31, 2001    March 31, 2002
------------------------------------------------------------------------------------------------
Cash and cash equivalents (includes restricted cash)           $   74,952          $   81,358
Working capital                                                $  184,434          $  176,475
Current ratio                                                    1.61 : 1            1.78 : 1
------------------------------------------------------------------------------------------------

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at March 31, 2002 compared to December 31, 2001 is comprised primarily of the effect of decreases in accounts receivable, inventories and funded contract financing activities, partially offset by a decrease in accounts payable. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, repurchases of Convertible Notes (described below), if any, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital.

Net cash used by operating activities was $18.3 million for the three months ended March 31, 2002, as compared to cash provided by operating activities of $16.7 million in the comparable prior period. The decrease was primarily the result of a reduction in earnings and accounts payable and the increase in pledged cash requirements in the first quarter of 2002 partially offset by cash generated through reducing accounts receivable and inventories during the period. Additionally, as of March 31, 2002, average days revenue in accounts receivable were approximately 42 days, compared to days revenue in accounts receivable of approximately 45 days and 34 days for the fourth and first quarters of 2001, respectively. During the first quarter of 2002 and the fourth quarter of 2001, average inventory turns were 11 times and during the first quarter of 2001 average inventory turns were 9 times. Average days costs in accounts payable were 43 days for the first quarter of 2002, compared to 50 days and 39 days in the fourth and first quarters of 2001, respectively. These changes combined to create an increase in cash conversion cycle days to 31 days in the first quarter of 2001 from 29 days in the fourth quarter of 2001. Cash conversion cycle days decreased when compared to the 38 days experienced in the first quarter of 2001.

Unrestricted cash and cash equivalents decreased by approximately $9.4 million during the first quarter of 2002 when compared to December 31, 2001 and pledged cash increased by approximately $15.8 million during the first quarter of 2002 when compared to December 31, 2001. The increase in pledged cash is attributable to the issuance of cash-secured letters of credit to support certain debt facilities of Brightpoint China Limited. Subsequent to March 31, 2002, $10 million of our pledged cash was released pursuant to the transaction completed with Chinatron in April of 2002 and discussed previously. A significant portion of our cash is held by Brightpoint Holdings B.V., our primary foreign finance subsidiary, which operates as our European Treasury Center, and if brought back to the United States could have certain adverse tax implications.

The reduction in accounts receivable in the first quarter of 2002 was attributable to the decreased sales activity and successful acceleration of our accounts receivable collection cycle, as well as, sales or financing transactions of certain accounts receivable to financing organizations. During 2001 and the first quarter of 2002, we entered into certain transactions with financing organizations with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States. Net funds received from the sales of accounts receivable during the first quarter of 2001 and 2002 totaled $40.0 million and $40.7 million, respectively. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold, although in limited circumstances related primarily to payment disputes regarding our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position cash flows and results of operations.

At March 31, 2002, our allowance for doubtful accounts was $5.6 million compared to $6.3 million at December 31, 2001, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for the first quarter of 2002. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 and the first part of 2002 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, were subject to decreases in overall credit ratings and faced higher costs in obtaining capital. We believe this trend will continue in 2002 and could have an adverse effect on our financial position and results of operations. In connection with our on-going business activities, we intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

The decrease in inventories and corresponding increase in average inventory turns during the first quarter of 2002 are due primarily to a reduction in our inventory levels commensurate with the overall lower demand in 2002 which we expect to continue in certain markets during 2002. Additionally, during the first quarter of 2002, we recorded inventory valuation adjustments of approximately $2.8 million in Germany and Mexico to adjust inventories to their estimated net realizable value based on the current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand experienced in the first quarter of 2002. Significant portions of the impacted inventories were wireless accessories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance, but do not own, inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables decreased to $37.3 million in the first quarter of 2002 from $60.4 million at December 31, 2001. Contract financing receivables are partially offset by the $34.9 million and $45.5 million unfunded portion of these receivables at March 31, 2002 and December 31, 2001, respectively. The decrease is due to the overall lower demand being experienced by some of these customers. These receivables were secured at March 31, 2001 and December 31, 2001 by $19.6 million and $23.8 million, respectively, of wireless products located at our facilities. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements.

The first quarter of 2002 reduction in accounts payable is due primarily to the reduced business activity in the first quarter of 2002, including inventory purchases and the reduction in average days costs in accounts payable days. We rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be entirely within our control, could have a material adverse effect on our operations. We have, from time to time, obtained extended payment terms from certain significant vendors at the end of each quarter. Consequently, our accounts payable and cash balances at quarter end may be higher than what is experienced throughout the quarter.

During the first quarter of 2002 net property and equipment was relatively unchanged as compared to December 31, 2001 as the level of capital expenditures ($3.1 million) in the first quarter of 2002 was commensurate with depreciation expense of $3.3 incurred during the period. We currently intend to invest an aggregate of $10 to $14 million in capital expenditures (related primarily to information technology) over the next year.

The decrease in goodwill and other intangibles in the first quarter of 2002 as compared to December 31, 2001 is primarily the result of current year amortization expense of other intangibles and non-cash write-offs totaling approximately $4.3 million in our China operations pursuant to the Chinatron transaction discussed previously.

The increase in net cash provided by investing activities in the first quarter of 2002 as compared to the same period in 2001 is due primarily the decrease in our funded contract financing activities discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On March 11, 1998, we completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all of our existing and future senior indebtedness and all other liabilities, including trade payables of our subsidiaries. The Convertible Notes resulted in gross proceeds of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under our revolving credit facility and to invest in highly liquid, short-term investments pending use in operations. On October 30, 2000, we announced that our Board of Directors had approved a plan under which we could repurchase up to 130,000 Convertible Notes. We repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations. During the first quarter of 2001, we repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note), resulting in an extraordinary gain of approximately $4.6 million ($0.09 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, our plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, we announced that our Board of Directors had approved another plan under which we may repurchase the remaining 250,000 Convertible Notes. Repurchases, if any, may be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. We have the right, subject to certain limitations to fund the repurchases of the Convertible Notes from borrowings under our North America revolving credit facility (discussed below) and from working capital, however no assurance can be given that we will repurchase any Convertible Notes. As of March 31, 2002 the remaining 250,000 Convertible Notes had an accreted book value of approximately $532 per Convertible Note and as of May 10, 2002 had an estimated fair market value of approximately $350 per Convertible Note based on the quoted market price.

The $250 million face value of the Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 19.109 shares of common stock per $1,000 face value note, for an aggregate of 4,777,250 shares of common stock. The bondholders also may require us to purchase the bonds on the fifth, tenth and fifteenth anniversary date of the issuance of the bonds. The five-year anniversary is March 11, 2003. We have the option to pay the purchase price of approximately $138 million for the 250,000 bonds in cash or common stock. If we are able and choose to utilize common stock to satisfy this potential obligation, the number of shares issued would be significant and could significantly dilute the ownership interests of our common stockholders. The number of shares that would be issued to holders of the convertible bonds, if we choose to use only common stock and no cash to purchase the bonds, would be the $138 million accreted value of the bonds at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date. If the holders of the Convertible Notes exercise their mandatory purchase rights, as noted above, and if we determine to satisfy all or a substantial portion of the purchase obligation in shares of our Common Stock rather than cash, based upon the current market price of the our Common Stock, we would not have sufficient authorized but unissued shares available to satisfy our purchase obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Because the bondholders have the ability to require us to repurchase the Convertible Notes within less than a year from March 31, 2002, the Convertible Notes have been classified as a current liability in the Consolidated Balance Sheets at March 31, 2002. We are currently in the process of seeking the advice of various experts in exploring alternatives relating to the requirement to repurchase the Convertible Notes in March of 2003.

On October 31, 2001, our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, which was amended on December 31, 2001 (the Revolver), with General Electric Capital Corporation (GE Capital) to provide capital for our North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces our former Bank One multicurrency facility discussed below, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million and bears interest, at the Borrower's option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrower's assets in North America. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrower's ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to us and other payments outside the normal course of business, as well as, prohibit us from amending the terms of the Convertible Notes without the prior written consent of GE Capital. The provisions of the Revolver are such that if our unused borrowing availability falls below $20 million, we are then subject to a minimum fixed charge coverage ratio as defined in the agreement and a requirement to maintain an unused borrowing availability of $10 million. Any of the following events could cause us to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our distribution agreement in the United States with Nokia Inc., (ii) a change in control of Brightpoint, Inc., (iii) Standard & Poor's lowering their issuer rating of Brightpoint, Inc. to lower than "B", (iv) the availability of borrowings under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement. Subject to certain restrictions, we may use proceeds under the Revolver to repurchase our outstanding Convertible Notes. At March 31, 2002, there was approximately $23.2 million outstanding under the Revolver at an interest rate of 5.2%. Available funding under the Revolver was approximately $25.7 million at March 31, 2002, however, we did not meet certain financial covenant requirements to draw upon the $20 million minimum unused borrowing availability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During 2001, one of our subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility has borrowing availability of up to approximately $6.9 million Euros ($6.1 million U.S. Dollars), is guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bears interest at EURIBOR plus 2.5%. At March 31, 2001 and December 31, 2001, the interest rate on this facility was approximately 5.9% and 5.8%, respectively. A two-month notice is required to terminate the facility. At March 31, 2002 and December 31, 2001, there was $3.3 million and $6.1 million, respectively, outstanding under this facility. Also, during 2001, another of our subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars ($5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95%. At December 31, 2001, the interest rate was approximately 8.9%. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At March 31, 2001 no amounts were outstanding under this facility and at December 31, 2001, there was approximately $4.2 million U.S. Dollars outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 6 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities. The first agreement is with DBS Kwong On Bank Limited, has a maximum available borrowing limit of approximately 78.0 million Hong Kong Dollars (approximately $10 million U.S. Dollars), bears interest at 0.5% over the prime rate as quoted by DBS Kwong On Bank Limited (5.1% at March 31, 2002) and is due on demand. This facility is supported by a letter of credit of $2.5 million issued by Brightpoint Holdings B.V. and a $2.5 million letter of credit issued by a shareholder in Chinatron as well as corporate and personal guarantees from certain shareholders of Chinatron. This facility requires that Brightpoint China Limited maintain a minimum paid up capital amount, a minimum net worth amount, a debt-to-equity ratio within certain limits and shall not pledge any of its accounts receivable to any other financial institution without prior consent. The second facility is with Standard Chartered Bank, Hong Kong Branch and has a maximum available borrowing limit of approximately $16 million U.S. Dollars, bears interest at the greater of 0.5% over the prime rate as quoted by Standard Chartered Bank or HIBOR plus 0.5% (5.6% at March 31, 2002) and is due on demand. The facility is secured by a letter of credit of $7.5 million, issued by Brightpoint Holdings B.V. as well as corporate and personal guarantees from certain shareholders of Chinatron and requires a minimum level of paid up capital. This facility includes a sub-facility under which portions of the maximum available borrowing limit may be borrowed in Renminbi. At March 31, 2002 there was approximately $7.6 million outstanding under the two China facilities discussed above. As more fully discussed in Note 2 to the Consolidated Financial Statements, we sold our remaining interests in Brightpoint China Limited in April of 2002 and, consequently, has attained the release of both of the cash-secured letters of credit supporting these facilities. Subsequent to March 31, 2002 we will no longer consolidate Brightpoint China Limited and the facilities discussed above will be the obligation of Chinatron.

Net cash used by financing activities in the first quarter of 2002 decreased significantly when compared to the first quarter of 2001 as we repurchased Convertible Notes as discussed above during the first quarter of 2001 and did not repurchase Convertible Notes during the first quarter of 2002.

The decrease in stockholders' equity from December 31, 2001 to March 31, 2002 of $16.4 million resulted primarily from the net loss in the first quarter of 2002 of $15.7 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2001 would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at March 31, 2002.

A substantial portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a negative impact on our results of operations for 2002, due to the aggregate losses experienced in our foreign operations. At March 31, 2002, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

Equity Price Risks

We have issued zero-coupon, subordinated, convertible notes (Convertible Notes). The Convertible Notes have an accreted value at March 31, 2002 of approximately $133 million (approximately $532 per Convertible Note). The holders of the Convertible Notes may cause us to repurchase the Convertible Notes on March 11, 2003, at the accreted value at that date for cash or common stock. The accreted value at March 11, 2003 will be approximately $552 per Convertible Note.

If we are able and choose to use common stock to satisfy this potential obligation, the number of shares to be issued will be directly affected by the market price of the common stock on the five trading days prior to the three trading days before March 11, 2003. The number of shares that would be issued to satisfy this potential obligation would be calculated as the total number of Convertible Notes outstanding (250,000 as of March 31, 2002) multiplied by the accreted value per Convertible Note at March 11, 2003 (approximately $552 per Convertible Note) divided by the market price of the common stock calculated in the aforementioned manner. If common stock is used to satisfy this potential obligation, it could result in significant dilution to the holders of our common stock.

We have, and may from time to time in the future, repurchase Convertible Notes depending on many factors including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions, however, no assurance can be given that we will repurchase any Convertible Notes.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, against all of the Company's current directors, its former corporate controller and its current independent auditors, Ernst & Young LLP, which action is entitled Nora Lee Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.

The plaintiff alleges, among other things, that certain of the individual defendants sold the Company's Common Stock while in possession of material non-public information regarding the Company, that the individual defendants violated their fiduciary duties of loyalty, good faith and due care by, among other things, causing the Company to disseminate misleading and inaccurate financial information, failing to implement and maintain internal adequate accounting control systems, wasting corporate assets and exposing the Company to losses. The plaintiff is seeking to recover unspecified damages from all defendants, the imposition of a constructive trust for the amounts of profits received by the individual defendants who sold the Company's common stock and recovery of reasonable litigation costs and expenses.

The Company and several of its executive officers and directors were named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. In February 2002, the Court consolidated the Weiss and Mueller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. A consolidated amended complaint was filed in April 2002. The amended complaint, among other things, adds the Company's current independent auditors as a defendant.

The action is a purported class action asserted on behalf of all purchasers of the Company's publicly traded securities between January 29, 1999 and January 31, 2002, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and certain of its officers and directors, as well as the Company's current independent auditors, and violations of Section 20(a) of the Exchange Act by the individual defendants.

The amended complaint alleges, among other things, that the Company intentionally concealed and falsified its financial condition, and issued financial statements which violated generally accepted accounting principles, in order that it would not be declared in default of its loan covenants under its line of credit. The amended complaint also alleges that, due to the false financial statements, the Company's stock was traded at artificially inflated prices. Plaintiff seeks compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. The Company disputes these claims and intends to vigorously defend this matter.

A complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. The trial of that related case is currently scheduled to begin in November 2002. The Company disputes these claims and intends to defend vigorously this matter.

PART II.  OTHER INFORMATION

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's officers or employees have provided testimony to the SEC and the Company believes that the staff of the SEC will subpoena additional testimony of certain of its officers and employees.

The Company is from time to time, also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company intends to reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.

Item 6.     Exhibits

     (a)  Exhibits

          The list of exhibits is hereby incorporated by reference to the
          Exhibit Index on page 35 of this report.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K for the event dated January 31, 2002 under Item 5 to report that the Company would further restate its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001.

          The Company filed a Current Report on Form 8-K for the event dated January 30, 2002 under Item 5 to report that the Master Services Agreement between Brightpoint North America L.P. and Qwest Business Resources, Inc. described in the Form 8-K of Brightpoint, Inc. filed on July 24, 2001 had been terminated.

          The Company filed a Current Report on Form 8-K for the event dated November 1, 2001 under Item 5 to report that the Company announced that through its North American subsidiaries, Brightpoint North America, L.P. and Wireless Fulfillment Services LLC (the Borrowers), it had entered into a new revolving credit facility (the Revolver) with a syndicate of lenders led by GE Capital to provide capital for its North American operations. In addition, the Company reported that the Borrowers entered into an amendment and waiver to the Revolver. The Company also reported that on February 8, 2002, Nora Lee, filed a complaint in the Superior Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin and James Mark Howell, John W. Adams, Rollin M. Dick, Stephen H. Simon, Todd H. Stuart, Robert F. Wagner, Jerre L. Stead, John P. Delaney and Ernst & Young LLP and Brightpoint, Inc. as a Nominal Defendant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Brightpoint, Inc.
                                          -----------------
                                             (Registrant)



Date     May 14, 2002                     /s/ Frank Terence
      ------------------                  --------------------------------------
                                          Frank Terence
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX





Exhibit No.                    Description
-----------                    -----------

    99        Cautionary Statements