Form 10-Q
period 2002-06-30
BRIGHTPOINT  INC
filed 2002-08-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2002
                               ------------------------------------

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


Number of shares of common stock outstanding at August 7, 2002: 8,001,646 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2002 and 2001.............................3

         Consolidated Balance Sheets
                June 30, 2002 and December 31, 2001...........................................4

         Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2002 and 2001.......................................5

         Notes to Consolidated Financial Statements...........................................6

         ITEM 2

         Management's Discussion and Analysis of
                Financial Condition and Results of Operations................................21

         ITEM 3

         Quantitative and Qualitative Disclosures
                About Market Risk............................................................35


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...................................................................36

         ITEM 4

         Submission of Matters to a Vote of Security Holders.................................37

         ITEM 6

         Exhibits............................................................................38

         Reports on Form 8-K.................................................................38

         Signatures..........................................................................39

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30                             June 30
                                                                   2002              2001              2002              2001
                                                               -------------     ------------      -------------     ------------

Revenue                                                          $ 339,439         $ 355,132         $ 677,431         $ 701,429
Cost of revenue                                                    325,482           344,942           646,431           666,719
                                                                 ---------         ---------         ---------         ---------
Gross profit                                                        13,957            10,190            31,000            34,710

Selling, general and administrative expenses                        22,866            16,010            44,264            35,389
                                                                 ---------         ---------         ---------         ---------
Operating loss from continuing operations                           (8,909)           (5,820)          (13,264)             (679)

Interest expense                                                     1,659             2,051             4,141             4,114
Other (income) expenses                                                480              (163)            1,278               (87)
                                                                 ---------         ---------         ---------         ---------
Loss from continuing operations before income taxes and
    minority interest                                              (11,048)           (7,708)          (18,683)           (4,706)

Income taxes                                                        (2,023)           (2,427)           (3,644)           (1,309)
                                                                 ---------         ---------         ---------         ---------
Loss from continuing operations before minority interest            (9,025)           (5,281)          (15,039)           (3,397)

Minority interest                                                     (100)              (28)              (67)               20
                                                                 ---------         ---------         ---------         ---------
Loss from continuing operations                                     (8,925)           (5,253)          (14,972)           (3,417)

Discontinued operations:
    Loss from discontinued operations                               (4,739)           (1,613)           (6,272)           (1,048)
    Gain on disposal of discontinued operations                        927              --               1,303              --
                                                                 ---------         ---------         ---------         ---------
Total discontinued operations                                       (3,812)           (1,613)           (4,969)           (1,048)

Total loss before cumulative effect and extraordinary gain         (12,737)           (6,866)          (19,941)           (4,465)

Cumulative effect of a change in accounting principle,
    net of tax                                                        --                --             (40,748)             --
Extraordinary gain on debt extinguishment, net of tax                7,513              --               7,513             4,623
                                                                 ---------         ---------         ---------         ---------
Net income (loss)                                                $  (5,224)        $  (6,866)        $ (53,176)        $     158
                                                                 =========         =========         =========         =========

Basic and diluted per share:
    Loss from continuing operations                              $   (1.11)        $   (0.66)        $   (1.88)        $   (0.43)
    Discontinued operations                                          (0.48)            (0.20)            (0.62)            (0.13)
    Cumulative effect of a change in accounting principle, net
       of tax                                                         --                --               (5.10)             --
    Extraordinary gain on debt extinguishment, net of tax             0.94              --                0.94              0.58
                                                                 ---------         ---------         ---------         ---------
    Net income (loss)                                            $   (0.65)        $   (0.86)        $   (6.66)        $    0.02
                                                                 =========         =========         =========         =========

Weighted average common shares outstanding:
    Basic and diluted                                                7,990             7,972             7,986             7,970
                                                                 =========         =========         =========         =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         June 30, 2002   December 31, 2001
                                                        ---------------  -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                $  64,274         $  58,295
  Pledged cash                                                16,803            16,657
  Accounts receivable (less allowance for doubtful
    accounts of $6,540 in 2002 and $6,272 in 2001)           136,276           181,755
  Inventories                                                 77,137           137,549
  Contract financing receivable                               28,709            60,404
  Other current assets                                        34,518            33,115
                                                           ---------         ---------
Total current assets                                         357,717           487,775

Property and equipment                                        43,019            45,047
Goodwill and other intangibles                                13,996            61,258
Other assets                                                  23,858            15,340
                                                           ---------         ---------
Total assets                                               $ 438,590         $ 609,420
                                                           =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 134,926         $ 194,776
  Accrued expenses                                            65,052            52,743
  Unfunded portion of contract financing receivable           27,534            45,499
  Lines of credit, short-term                                  7,144            10,323
  Convertible notes, short-term                              105,830              --
                                                           ---------         ---------
Total current liabilities                                    340,486           303,341
                                                           ---------         ---------

Long-term liabilities:
  Line of credit                                                --              24,419
  Convertible notes                                             --             131,647
                                                           ---------         ---------
Total long-term liabilities                                     --             156,066
                                                           ---------         ---------

Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
    authorized; no shares issued or outstanding                 --                --
  Common stock, $0.01 par value: 100,000 shares
    authorized; 7,997 and 7,980 issued and
    outstanding in 2002 and 2001, respectively                   560               559
  Additional paid-in capital                                 214,061           213,973
  Retained deficit                                          (100,221)          (47,045)
  Accumulated other comprehensive loss                       (16,296)          (17,474)
                                                           ---------         ---------
Total stockholders' equity                                    98,104           150,013
                                                           ---------         ---------
Total liabilities and stockholders' equity                 $ 438,590         $ 609,420
                                                           =========         =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Six Months Ended June 30
                                                                                2002             2001
                                                                           -------------     ------------

OPERATING ACTIVITIES
Net income (loss)                                                             $(53,176)        $    158
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                               6,416            8,445
     Amortization of debt discount                                               2,571            2,710
     Pledged cash requirements                                                    (146)          (6,185)
     Cumulative effect of a change in accounting principle, net of tax          40,748             --
     Extraordinary gain on debt extinguishment, net of tax                      (7,513)          (4,623)
     Discontinued operations                                                     4,969            1,048
     Minority interest and deferred taxes                                          (67)            (152)
     Changes in operating assets and liabilities, net of
       effects from acquisitions and divestitures:
           Accounts receivable                                                  50,247           13,328
           Inventories                                                          61,015           60,013
           Other operating assets                                               (4,426)           5,923
           Accounts payable and accrued expenses                               (60,281)         (46,651)
                                                                              --------         --------
Net cash provided by operating activities                                       40,357           34,014

INVESTING ACTIVITIES
Capital expenditures                                                            (6,486)         (16,139)
Cash effect of divestiture                                                      (5,941)            --
Purchase acquisitions, net of cash acquired                                       (282)            --
Decrease (increase) in funded contract financing receivables                    14,195           (7,937)
Decrease (increase) in other assets                                                379             (596)
                                                                              --------         --------
Net cash provided (used) by investing activities                                 1,865          (24,672)

FINANCING ACTIVITIES
Net payments on revolving credit facilities                                    (21,243)         (41,941)
Repurchase of convertible notes                                                (15,203)         (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                        89              137
                                                                              --------         --------
Net cash used by financing activities                                          (36,357)         (51,899)

Effect of exchange rate changes on cash and cash
   equivalents                                                                     114             (811)
                                                                              --------         --------

Net increase (decrease) in cash and cash equivalents                             5,979          (43,368)
Cash and cash equivalents at beginning of period                                58,295           79,718
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $ 64,274         $ 36,350
                                                                              ========         ========

   See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations. In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated financial statements have been included. On June 26, 2002, the Company's shareholders approved a 1-for-7 reverse split of its common stock. Per share amounts in this report for all periods presented have been adjusted to reflect this reverse stock split which was effective on June 27, 2002.

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated statements of operations for the three and six months ended June 30, 2002 and the unaudited consolidated statement of cash flows for the six months ended June 30, 2002 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2001, except for, as discussed below, the implementation of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which was implemented in the first quarter of 2002 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets which was applied retroactively to the first quarter of 2002.

For further information, reference is made to the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB No. 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, financial position or cash flows. See Note 2 to the Consolidated Financial Statements for further discussion.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets. The Company completed its impairment testing under the requirements of SFAS No. 142 during the second quarter of 2002 and the results were applied retroactively to January 1, 2002. See Note 3 to the Consolidated Financial Statements for further discussion.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January of 2003, the Company expects it will be required to classify any gains or losses on debt extinguishment, if material, as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS
No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options and the Convertible Notes described in Note 7 to the Consolidated Financial Statements. For all periods presented in this report, basic and diluted income (loss) per share are the same due to the Company's losses from continuing operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. During the three and six months ended June 30, 2002, comprehensive loss totaled $3.3 million and $52.0 million, respectively. During the three and six months ended June 30, 2001, comprehensive loss totaled $9.3 million and $7.4 million, respectively.

2.   Discontinued Operations

During the first quarter of 2002, the Company, as required, adopted SFAS No.
144. In connection with the adoption of SFAS No. 144, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the business units that the Company discontinued or sold pursuant to its 2001 restructuring plan, as described below.

During 2001, the Company's board of directors approved a restructuring plan ("2001 Restructuring Plan") that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and eliminating operations in which the Company believed potential returns were not adequate to justify the risks of those operations. Certain markets in which the Company operated,

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

2.   Discontinued Operations (continued)

including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, had unusually high risk profiles due to many factors, including among other things, high importation duties, currency restrictions and volatile political and economic climates. The Company determined that the risks of operating in these markets could no longer be justified given the profitability potential of its operations in those markets, therefore, these operations were sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the wireless telecommunications and data industry and, is beneficially owned, in part, by the managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In addition, an independent director of Brightpoint, Inc. is also a director of Chinatron. The Company's Chief Executive Officer (who is also a director of the Company) and the managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, the Company's Chief Executive Officer disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, the Company's Chief Executive Officer received the unconditional promise from their company to pay him $350,000 ($300,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited, the Company received preference shares in Chinatron with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional preference shares in Chinatron with a face value of $11 million. In total, the Company now holds Chinatron preference shares representing a less than 20% interest in Chinatron. The Company currently estimates that its aggregate amount of Chinatron preference shares have a fair value of approximately $10 million. The Company recorded losses related to the sale of Brightpoint China Limited to Chinatron of approximately $8.5 million during the three months ended March 31, 2002. Upon adoption of SFAS 142, as discussed below, the Company reclassified these losses to cumulative effect of a change in accounting principle effective January 1, 2002.

The 2001 Restructuring Plan was also intended to improve the Company's cost structure and, accordingly, the Company's former North America and Latin America divisions were consolidated in 2001 and are managed as one division, referred to as the Americas. Warehouse and logistics functions formerly based in Miami were transferred to Indianapolis and the warehouse in Miami was closed. Additionally the Company's operations and activities in Germany, the Netherlands and Belgium, including regional management, were consolidated into a new facility in Germany. In total, the 2001 Restructuring Plan will result in a headcount reduction of approximately 350 employees in most areas of the Company, including marketing, operations, finance and administration. In addition, the Miami business and its sales office were closed during the second quarter of 2002. This event is reflected in discontinued operations and prior periods have been reclassified accordingly.

For the three and six months ended June 30, 2002 discontinued operations experienced a net loss of $4.7 million and $6.3 million, respectively, on revenue of $2.6 million and $15.8 million, respectively, and net gains on disposal of discontinued operations of approximately $0.9 million and $1.3 million, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

2.   Discontinued Operations (continued)

The aggregate losses included $0.7 million and $2.3 million in net losses during the three and six months ended June 30, 2002, respectively, from wind-up operations of discontinued entities and $3.1 million and $2.5 million for the three and six months ended June 30, 2002, respectively, from other adjustments to amounts recorded pursuant to the 2001 Restructuring Plan. For the three and six months ended June 30, 2001 the Company's discontinued operations experienced a net loss of approximately $1.6 million and $1.0 million, respectively, on revenue of approximately $97 million and $216 million, respectively. To date, the Company has recorded approximately $39.0 million in charges during 2002 and 2001 relative to the actions called for by the 2001 Restructuring Plan. As of June 30, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. Net assets held for sale or disposal pursuant to the 2001 Restructuring Plan are classified in the Consolidated Balance Sheet at June 30, 2002, as follows (in millions):

Total current assets                                       $      4.1
Property and equipment                                            0.3
Other non-current assets                                          0.1
                                                           ----------
Total assets                                               $      4.5
                                                           ==========

Accounts payable                                           $      1.6
Accrued expenses and other liabilities                            4.8
                                                           ----------
Total liabilities                                          $      6.4
                                                           ==========

As a result of actions taken in accordance with the 2001 Restructuring Plan, the Company recorded non-recurring charges totaling approximately $2.5 million during the six months ended June 30, 2002 and $36.5 million in the fourth quarter of 2001, respectively, as follows (in millions):

                                                                        Six Months Ended          Three Months Ended
                                                                          June 30, 2002            December 31, 2001
                                                                     ------------------------ ----------------------------
Non-cash charges:
   Impairment of goodwill and investments                                      $ (0.3)                   $  12.7
   Impairment of accounts receivable and inventories of
      restructured operations                                                    (0.5)                      11.0
   Impairment of fixed and other assets                                           3.0                        4.7
   Income tax effect of restructuring actions                                       -                      (12.1)
   Write-off of cumulative foreign currency translation
      adjustments                                                                (1.7)                      16.8
                                                                               ------                    -------
                                                                                  0.5                       33.1
                                                                               ------                    -------
Cash charges:
   Employee termination costs                                                     0.2                        1.7
   Lease termination costs                                                        0.7                        1.3
   Other exit costs                                                               1.1                        0.4
                                                                               ------                    -------
                                                                                  2.0                        3.4
                                                                               ------                    -------
                                                                               $  2.5                    $  36.5
                                                                               ======                    =======

For the three and six months ended June 30, 2002 these charges are classified in discontinued operations along with the related net operating losses from these discontinued operations totaling $0.7 million and $2.3 million, respectively. At June 30, 2002, the Company had approximately $2.6 million in restructuring reserves related to the 2001 Restructuring Plan.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

3.   Cumulative Effect of a Change in Accounting Principle

As of January 1, 2002, the Company adopted SFAS No. 142. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and will perform an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of the Company's reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle for the six months ended June 30, 2002.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At June 30, 2002, these intangibles total $1.4 million, net of accumulated amortization of $0.5 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $0.4 million per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

3.   Cumulative Effect of a Change in Accounting Principle (continued)

The following table shows the Company's 2001 results presented on a comparable basis to the 2002 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30                         June 30
                                                                         2002         2001              2002          2001
                                                                    ------------- -------------     ------------- -------------

Loss before cumulative effect of a change in accounting
    principle and extraordinary gain- as reported                     $  (12,737)   $  (6,866)        $  (19,941)  $  (4,465)
Goodwill amortization                                                        -            658                -         1,297
                                                                      ----------    ---------         ----------   ---------
Loss before extraordinary gain and cumulative effect
    of a change in accounting principle- as adjusted                  $  (12,737)   $  (6,208)        $  (19,941)  $  (3,168)
                                                                      ==========    =========         ==========   =========

Net income (loss)- as reported                                        $   (5,224)   $  (6,866)        $  (53,176) $      158
Goodwill amortization                                                        -            658                -         1,297
                                                                      ----------    ---------         ----------   ---------
Net income (loss)- as adjusted                                        $   (5,224)   $  (6,208)        $  (53,176)  $   1,455
                                                                      ==========    =========         ==========   =========

Basic and diluted per share:
    Loss before cumulative effect of a change in accounting
       principle and extraordinary gain- as reported                  $    (1.59)   $   (0.86)        $    (2.50)  $   (0.56)
    Goodwill amortization                                                    -           0.08                 -         0.16
                                                                      ----------    ---------         ----------   ---------
    Loss before extraordinary gain and cumulative effect
       of a change in accounting principle- as adjusted               $    (1.59)   $   (0.78)        $    (2.50)  $   (0.40)
                                                                      ==========    =========         ==========   =========

Basic and diluted per share:
    Net income (loss) - as reported                                   $    (0.65)   $   (0.86)        $    (6.66)  $    0.02

    Goodwill amortization                                                    -           0.08                -          0.16
                                                                      ----------    ---------         ----------   ---------
    Net income (loss) - as adjusted                                   $    (0.65)   $   (0.78)        $    (6.66)  $    0.18
                                                                      ==========    =========         ==========   =========

Weighted average common shares outstanding:
    Basic and diluted                                                      7,990        7,972              7,986       7,970
                                                                      ==========    =========         ==========   =========

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2002 are as follows (in thousands):

                                                          The Americas          Europe        Asia-Pacific          Total
                                                        ------------------  ---------------  ----------------  ----------------

Balance at December 31, 2001                            $           17,259  $        21,444  $         21,081  $         59,784
SFAS No. 142 impairment                                            (17,259)         (10,653)          (12,836)          (40,748)
Divestiture of Brightpoint China Limited                               -                 -             (8,023)           (8,023)
Effects of foreign currency fluctuation and other                      -              1,266               319             1,585
                                                        ------------------  ---------------  ----------------  ----------------
Balance at June 30, 2002                                $              -    $        12,057  $            541  $         12,598
                                                        ==================  ===============  ================  ================

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

4.   Extraordinary Gain on Debt Extinguishment

During the second quarter of 2002, the Company repurchased 52,967 of its 250,000 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by the Company's board of directors which allows it to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share). See Note 7 to the Consolidated Financial Statements for further discussion.

During the first quarter of 2001, the Company repurchased 36,000 of its Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share). These transactions, along with the purchase of 94,000 Convertible Notes in 2000, completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's board of directors.

5.   Accounts Receivable Transfers

During the six months ended June 30, 2002 and 2001, the Company entered into certain transactions with financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"), which became effective for transactions occurring after March 31, 2001.

Net funds received from the sales of accounts receivable during the six months ended June 30, 2002 and 2001 totaled $95.0 million and $72.7 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.1 million and $1.9 million during the six months ended June 30, 2002 and 2001, respectively, and were recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In limited circumstances, related primarily to payment disputes regarding the Company's performance in the original transactions, the Company may be required to repurchase the corresponding accounts receivable sold.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

6.   Contract Financing Receivable

The Company offers financing of inventory and receivables to certain network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company manages and finances, but does not own, accounts receivable and inventories for these customers. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables." In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements. At June 30, 2002 and December 31, 2001, contract financing receivables of $28.7 million and $60.4 million, respectively, were secured by $12.2 million and $23.8 million, respectively, of wireless products located at the Company's facilities. In addition, at June 30, 2002 and December 31, 2001, the Company had $27.5 million and $45.5 million, respectively, in vendor payables related to purchases made for these arrangements which it considers to be the unfunded portion of these receivables.

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

7.   Lines of Credit and Long-term Debt

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 ("Convertible Notes") with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. The Company repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized an extraordinary gain, net of tax, on the repurchases of approximately $10.0. During the first quarter of 2001, the Company repurchased the remaining 36,000 Convertible Notes under the plan for approximately $10.1 million (prices ranging from $278 to $283 per Convertible
Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share).

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


7.   Lines of Credit and Long-term Debt (continued)

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. During the second quarter of 2002, the Company repurchased 52,967 of its outstanding Convertible Notes for approximately $15.2 million (at an average purchase price $287 per Convertible Note). These repurchases were funded by working capital. These transactions resulted in an extraordinary gain of approximately $7.5 million ($0.94 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. Additional repurchases, if any, may be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. No assurance can be given that the Company will repurchase any additional Convertible Notes under this plan or otherwise. The Company has the right, subject to certain limitations, to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility (discussed below) and from working capital. However, no assurance can be given that the Company will repurchase any Convertible Notes in such a manner. As of June 30, 2002, the remaining 197,033 Convertible Notes had an accreted book value of approximately $106 million or $537 per Convertible Note. As of August 7, 2002 the Convertible Notes had a fair market value of approximately $290 per Convertible Note based on the quoted market price.

The $197 million face value of the Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 2.730 shares of common stock per $1,000 face value note, for an aggregate of 537,900 shares of common stock. The noteholders also may require the Company to purchase the notes on the fifth, tenth and fifteenth anniversary date of the issuance of the notes. The five-year anniversary is March 11, 2003. The Company has the option to pay the purchase price of approximately $109 million for the 197,033 notes in cash or subject to certain requirements and conditions, common stock or, a combination thereof. If the Company is able and chooses to utilize common stock to satisfy all or a portion of this potential obligation, the number of shares issued may be significant and could significantly dilute the ownership interests of the Company's common stockholders. The number of shares that would be issued to holders of the Convertible Notes, if the Company is able and chooses to use only common stock and no cash to purchase the Convertible Notes, would be the $109 million accreted value of the Convertible Notes at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date. Because the noteholders have the ability to require the Company to repurchase the Convertible Notes within less than a year from June 30, 2002, the Convertible Notes have been classified as a current liability in the Consolidated Balance Sheets at June 30, 2002. The Company has engaged a financial advisor to assist in restructuring its debt including evaluating alternatives relating to the requirement to repurchase the Convertible Notes in March of 2003.

On October 31, 2001, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC ("the Borrowers"), entered into a new revolving credit facility, which was amended on December 21, 2001 ("the Revolver"), with General Electric Capital Corporation ("GE Capital") to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks ("the Lenders").

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

7.   Lines of Credit and Long-term Debt (continued)

The Revolver replaces the Company's former Bank One multicurrency facility discussed below, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million and bears interest, at the Borrowers' option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrowers' assets in North America. The Company also has pledged the capital stock of certain of its subsidiaries as collateral for the Revolver. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business, as well as prohibit the Company from amending the terms of the Convertible Notes without the prior written consent of GE Capital. The provisions of the Revolver are such that if the Company's unused borrowing availability falls below $20 million, the Company is then subject to a minimum fixed charge coverage ratio as defined in the agreement and a requirement to maintain an unused borrowing availability of $10 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination of the Company's distribution agreement in the United States with Nokia Inc., (ii) a change in control of the Company, (iii) Standard & Poor's lowering its issuer rating of Brightpoint, Inc. to lower than "B", (iv) the availability of borrowings under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

Subject to certain restrictions and limitations set forth in the Revolver, the Company may use certain proceeds under the Revolver to repurchase its outstanding Convertible Notes. At June 30, 2002, there were no amounts outstanding under the Revolver. Available funding under the Revolver was approximately $43.4 million at June 30, 2002. The Company did not meet certain financial covenant requirements to draw upon the $20 million minimum unused borrowing availability, therefore, the Company's effective availability at June 30, 2002 was $23.4 million.

During 2001, one of the Company's subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility has borrowing availability of up to approximately $6.9 million Euros ($6.9 million U.S. Dollars), is guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bears interest at EURIBOR plus 2.5%. At June 30, 2002 and December 31, 2001, the interest rate was approximately 5.9% and 5.8%, respectively. A two-month notice is required to terminate the facility. At June 30, 2002 and December 31, 2001, there was $6.9 million and $6.1 million, respectively, outstanding under this facility.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

7.   Lines of Credit and Long-term Debt (continued)

Also, during 2001, another of the Company's subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars ($5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95%. At December 31, 2001, the interest rate was approximately 8.9%. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At June 30, 2002, no amounts were outstanding under this facility and at December 31, 2001 there was approximately U.S. $4.2 million outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 2 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities which were supported by two cash-secured letters of credit totaling approximately $10 million. The Company sold its remaining interests in Brightpoint China Limited in April of 2002 and, consequently, both of the cash-secured letters of credit supporting these facilities have been released.

8.   Operating Segments

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

8. Operating Segments (continued)

A summary of the Company's operations by segment is presented below (in thousands):

                                               2002                                  2001
                            --------------------------------------- ----------------------------------------
                               REVENUES FROM       INCOME (LOSS)      REVENUES FROM        INCOME (LOSS)
                             EXTERNAL CUSTOMERS   FROM OPERATIONS   EXTERNAL CUSTOMERS    FROM OPERATIONS
                            -------------------- ------------------ ------------------  ------------------
THREE MONTHS ENDED
   JUNE 30:
The Americas                     $ 133,865           $  (6,879)          $ 187,742           $  (8,143)
Asia-Pacific                       145,599                (459)            104,347               2,042
Europe                              59,975              (1,571)             63,043                 281
                                 ---------           ---------           ---------           ---------
                                 $ 339,439           $  (8,909)          $ 355,132           $  (5,820)
                                 =========           =========           =========           =========

SIX MONTHS ENDED
   JUNE 30:
The Americas                     $ 280,458           $  (9,304)          $ 366,423           $  (6,047)
Asia-Pacific                       285,225                 627             210,189               4,297
Europe                             111,748              (4,587)            124,817               1,071
                                 ---------           ---------           ---------           ---------
                                 $ 677,431           $ (13,264)          $ 701,429           $    (679)
                                 =========           =========           =========           =========


                                                       JUNE 30,          DECEMBER 31,
TOTAL SEGMENT ASSETS:                                    2002               2001
                                                     -----------         -----------
The Americas (1) (2)                                  $  254,993         $  402,030
Asia-Pacific (2)                                          87,065             98,539
Europe (2)                                                96,532            108,851
                                                      ----------         ----------
                                                      $  438,590         $  609,420
                                                      ==========         ==========

(1)      Includes assets of the Company's corporate operations.
(2) Includes assets held for sale or disposal of discontinued operations at June 30, 2002.

9. Contingencies

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

9. Contingencies (continued)

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

The amended complaint alleges, among other things, that the Company intentionally concealed and falsified its financial condition, and issued financial statements which violated generally accepted accounting principles, in order that it would not be declared in default of its loan covenants under its line of credit. The amended complaint also alleges that, due to the false financial statements, the Company's stock was traded at artificially inflated prices. Plaintiff seeks compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. The Company disputes these claims and intends to vigorously defend this matter. The defendants have filed motions to dismiss the amended complaint.

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

The parties have filed a stipulation agreeing to stay all proceedings in this derivative action pending a decision on the motions to dismiss the amended complaint in the In re Brightpoint, Inc. Securities Litigation action.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

9. Contingencies (continued)

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission ("SEC") in connection with an investigation including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's officers or employees have provided testimony to the SEC and the Company believes that the staff of the SEC will subpoena additional testimony of certain of its officers and employees.

The outcome of any litigation is uncertain and an unfavorable outcome in the proceedings set forth above could have a material adverse affect on the Company. In addition, the Company is from time to time, also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

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

10. Subsequent Event

In August of 2002, the Company announced that it and certain of its subsidiaries had entered into an agreement to sell all of their respective interests in Brightpoint Middle East FZE and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the Managing Director of the Company's operations in the Middle East and certain members of his management team. The closing of this transaction is expected during the third quarter of 2002 and is subject to the satisfaction or completion of certain conditions, including without limitation, the cancellation of certain financing arrangements and the receipt of all necessary third party and regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations. See Note 1 to the consolidated financial statements included in this report for information regarding our critical accounting policies. On June 26, 2002 our shareholders approved a 1-for-7 reverse split of our common stock. Per share amounts in this report for all periods presented have been adjusted to reflect this reverse stock split which was effective on June 27, 2002. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 to this report and our Annual Report on Form 10-K for the year ended December 31, 2001.

During the second quarter of 2002, we repurchased 52,967 of our 250,000 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by our board of directors which allows us to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share). After these repurchases, we had 197,033 Convertible Notes outstanding with an accreted value of $106 million ($537 per Convertible Note) as of June 30, 2002.

During the second quarter of 2002, we completed the goodwill and other intangible asset impairment testing required by the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle. Approximately $8.5 million of this charge related to the sale of Brightpoint China Limited to Chinatron Group Holdings Limited which was previously classified in discontinued operations in our March 31, 2002 financial statements and has now been reclassified to the cumulative effect of an accounting change as a part of the adoption of SFAS 142.

During the first quarter of 2002, we completed, through certain of our subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). In exchange for a 50% interest in Brightpoint China Limited, we received preference shares in Chinatron with a face value of $10 million. In April of 2002, we sold our remaining 50% interest in Brightpoint China Limited to Chinatron in exchange for additional preference shares in Chinatron with a face value of $11 million. Our preference shares in Chinatron are convertible into Chinatron ordinary shares representing less than a 20% interest in Chinatron. We currently estimate that our total investment in Chinatron preference shares has a fair market value of approximately $10 million.

During the first quarter of 2002 we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). In connection with the adoption of SFAS No. 144 we have reclassified to discontinued operations, for all periods presented, the results of operations and related charges for the business units that we discontinued or sold pursuant to our 2001 Restructuring Plan, including our former operations in China which were sold in April of 2002 pursuant to the Chinatron transaction discussed above. See further discussion below under the heading "Discontinued Operations."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Revenue by Division (in thousands):

                                                  Three Months Ended
                        -------------------------------------------------------------------------  Change from    Change from
                         June 30,    Percent      June 30,     Percent      March 31,   Percent     Q2 2001 to     Q1 2002 to
                           2002      of Total       2001        of Total      2002       of Total     Q2 2002      Q2 2002
                        ---------- ---------- -------------- ----------- ------------ ----------- -------------- -------------
The Americas            $  133,865      39%        $187,742       53%        $146,593      44%          (29%)         (9%)
Asia-Pacific               145,599      43%         104,347       29%         139,626      41%           40%           4%
Europe                      59,975      18%          63,043       18%          51,773      15%           (5%)         16%
                        ----------     ---         --------      ---         --------     ---           ---           --
        Total           $  339,439     100%        $355,132      100%        $337,992     100%           (4%)         **
                        ==========     ===         ========      ===         ========     ===           ===           ==

** Less than 1%

Revenue in the quarter ended June 30, 2002, decreased 4% compared to the second quarter of 2001 and was relatively unchanged from the first quarter of 2002. Revenue in the Americas division during the second quarter of 2002 declined compared to both the second quarter of 2001 and the first quarter of 2002 as we experienced lower demand for our products and services due primarily to lower demand in the dealer/agent and retail channels, as well as the exit from the wireless business by a predominantly fixed line network operator. The revenue declines in the Americas and Europe divisions, in the second quarter of 2002 as compared to the second quarter of 2001, were partially offset by an increase in revenue in the Company's Asia-Pacific division. The increase in revenues during the second quarter of 2002 for the Europe division when compared to the first quarter of 2002 was primarily the result of increased revenue in local currency in Sweden and France and by the effects of the general strengthening of European currencies against the U.S. Dollar.

                                 Six Months Ended
                ---------------------------------------------------
                   June 30,    Percent       June 30,    Percent
                    2002       of Total        2001      of Total        Change
                ------------  ---------- -------------- -----------   -----------
The Americas      $280,458           41%     $366,423           52%        (23%)
Asia-Pacific       285,225           42%      210,189           30%         36%
Europe             111,748           17%      124,817           18%        (10%)
                  --------     --------      --------     --------      ------
        Total     $677,431          100%     $701,429          100%         (3%)
                  ========     ========      ========     ========      ======

Revenue for the first half of 2002 declined 3% compared to the comparable prior period due to lower demand for our products and services in our Americas and Europe divisions resulting from slower growth in new wireless subscribers and lower demand for replacement handsets. In addition, we continue to experience a general reduction in handset subsidies and in the number of promotional programs sponsored by network operators in these divisions. The revenue declines in the Americas and Europe divisions, in the first half of 2002, were partially offset by increases in revenue in our Asia-Pacific division, particularly the Middle East.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)

Revenue by Service Line (in thousands):

                                                       Three Months Ended
                              ----------------------------------------------------------------------        Change from  Change from
                                June 30,    Percent      June 30,      Percent       March 31,    Percent    Q2 2001 to  Q1 2002 to
                                  2002      of Total       2001        of Total        2002       of Total     Q2 2002    Q2 2002
                              -----------  ----------  ------------   ----------   ------------  ----------  ----------  ----------
Sales of wireless handsets     $275,427           81%     $281,671           79%     $268,526         80%         (2%)          3%
Accessory programs               24,679            7%       36,543           10%       31,225          9%        (32%)        (21%)
Integrated logistics
services                         39,333           12%       36,918           11%       38,241         11%          7%           3%
                               --------     --------      --------     --------      --------     ------      ------     --------
        Total                  $339,439          100%     $355,132          100%     $337,992        100%         (4%)         **
                               ========     ========      ========     ========      ========     ======      ======     ========

** Less than 1%

Compared to the first quarter of 2002, we experienced an increase in revenues from wireless handset sales in the second quarter of 2002 due to increased volumes in the Asia-Pacific division and slightly higher average selling prices in the Europe division. When compared to the second quarter of 2001, revenues from wireless handset sales decreased due to the factors affecting worldwide demand for wireless handsets discussed previously. Compared to the first quarter of 2002 and the second quarter of 2001, we experienced decreased revenue from accessory programs, particularly in the Americas division. Demand for much of our accessory programs is generated, directly or indirectly, through promotional programs sponsored by network operators. Many network operators reduced or delayed promotional programs during recent quarters, causing our revenues in this service line to decrease. When compared to the first quarter of 2002 and the second quarter of 2001, the increase in integrated logistics services revenues during the second quarter of 2002 reflects the addition of new significant logistics services customers in certain markets and increased revenue from our services related to prepaid wireless in Sweden.

                                                Six Months Ended
                                --------------------------------------------------
                                  June 30,    Percent of    June 30,      Percent
                                    2002        Total         2001        of Total      Change
                                -----------   ----------  ------------   ---------    -----------
Sales of wireless handsets        $543,953           80%     $554,551           79%           (2%)
Accessory programs                  55,904            8%       77,101           11%          (27%)
Integrated logistics services       77,574           12%       69,777           10%           11%
                                  --------     --------      --------     --------      --------
        Total                     $677,431          100%     $701,429          100%           (3%)
                                  ========     ========      ========     ========      ========

Revenue from wireless handset sales for the first half of 2002 declined 2% compared to the comparable prior period due to the lower worldwide demand in 2002 discussed previously. The decrease in accessory program revenues in the first six months of 2002 when compared to the first six months of 2001 was due to the reduction in demand created by reduced or delayed promotional programs in recent quarters by many of our network operator customers. The increase in integrated logistics services revenues during the first half of 2002 compared to the first half of 2001 reflects the addition of new significant logistics services customers in certain markets and increased revenue from our services related to prepaid wireless in Sweden.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

                               Three Months Ended              Six Months Ended                   Percent Change
                       ----------------------------------  ----------------------- --------------------------------------------
                        June 30,    June 30,   March 31,     June 30,    June 30,    Q2 2001 to    Q1 2002 to     YTD 2002 to
(In thousands)            2002        2001        2002         2002        2001        Q2 2002       Q2 2002        YTD 2001
-------------------------------------------------------------------------------------------------------------------------------
Gross profit            $ 13,957    $ 10,190    $ 17,043     $ 31,000    $ 34,710         37%          (18%)        (11%)
Gross margin                 4.1%        2.9%        5.0%         4.6%        4.9%
-------------------------------------------------------------------------------------------------------------------------------

Gross profit for the second quarter of 2002, increased 37% when compared to the second quarter of 2001 and decreased 18% when compared to the first quarter of 2002. Gross margin was 4.1% for the second quarter of 2002 compared to gross margins of 2.9% for the second quarter of 2001 and 5.0% for the first quarter of 2002. The increase in gross margin during the second quarter of 2002 when compared to the second quarter of 2001 is primarily due to material inventory write-downs in the second quarter of 2001. The decrease in gross margin during the second quarter of 2002 when compared to the first quarter of 2002 was primarily attributable to reduced gross margins in the Americas region. This division's gross margin was negatively impacted by: i) the recognition of a loss related to a purchase obligation to an accessory vendor that the Company now expects it will not meet, ii) a higher mix of lower margin handset sales, iii) general pricing pressure and iv) inventory write-downs. For the six months ended June 30, 2002, the decreases in both gross profit and gross margin when compared to the six months ended June 30, 2001 were the result of lower gross profit and gross margin in the first half of 2002 in the Americas region discussed previously and the write-down of certain inventories in Germany and Mexico in the first quarter of 2002. The magnitude of the decrease in gross margin in the first half of 2002 as compared to the first half of 2001 is partially offset by the material inventory write-downs recognized in the second quarter of 2001.

Selling, General and Administrative Expenses

                                 Three Months Ended              Six Months Ended                Percent Change
                         ----------------------------------  ----------------------- ------------------------------------------
                           June 30,    June 30,   March 31,     June 30,   June 30,    Q2 2001 to  Q1 2002 to    YTD 2002 to
(In thousands)               2002        2001        2002         2002       2001       Q2 2002      Q2 2002      YTD 2001
-------------------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses  $22,866     $16,010     $21,398      $44,264    $35,389         43%           7%         25%
As a percent of revenue         6.7%        4.5%        6.3%         6.5%       5.0%
-------------------------------------------------------------------------------------------------------------------------------

When compared to the second quarter of 2001, selling, general and administrative expenses in the second quarter of 2002 increased approximately $6.9 million and also increased as a percent of revenue (6.7% versus 4.5%). When compared to the first quarter of 2002, selling, general and administrative expenses in the second quarter of 2002 increased approximately $1.5 million and also increased as a percent of revenue (6.7% versus 6.3%). The increases in selling, general and administrative expenses include severance costs totaling approximately $1.0 million related to the departure of our former Chief Financial Officer and approximately $0.5 million related to reductions in force for certain continuing operations. For the first half of 2002, selling, general and administrative expenses increased 25% from the comparable prior period. These increases are due primarily to the one-time severance items discussed above and to increased corporate and overhead costs, including legal, accounting and other professional fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Loss from Continuing Operations

                                 Three Months Ended               Six Months Ended
                         -----------------------------------  -------------------------
(In thousands)             June 30,    June 30,   March 31,     June 30,    June 30,
                             2002        2001        2002         2002        2001
---------------------------------------------------------------------------------------
Operating loss from
   continuing operations  $ (8,909)   $ (5,820)   $ (4,355)    $ (13,264)   $  (679)
As a percent of revenue       (2.6%)       (1.6%)     (1.3%)        (2.0%)     (0.1%)
---------------------------------------------------------------------------------------

For the second quarter of 2002, we experienced an operating loss from continuing operations of $8.9 million compared to operating losses from continuing operations of $5.8 million in the second quarter of 2001 and $4.4 million in the first quarter of 2002, respectively. The higher operating loss from continuing operations in the second quarter of 2002 when compared to the first quarter of 2002 was due to the reduction in revenue and corresponding reduction in both gross profit and gross margin in the Americas division and the overall increase in selling, general and administrative expenses discussed above. When compared to the second quarter of 2001, the higher operating loss from continuing operations in the second quarter of 2002 was the result of higher selling, general and administrative expenses. The operating loss from continuing operations for the six months ended June 30, 2002 compared to the same period of 2001 increased due to the reduction in revenue, the decrease in gross margin and the increase in selling, general and administrative expenses as a percent of revenue.

Loss from Continuing Operations

                                 Three Months Ended               Six Months Ended
                         -----------------------------------  -------------------------
(In thousands)             June 30,    June 30,   March 31,     June 30,    June 30,
                             2002        2001        2002         2002        2001
---------------------------------------------------------------------------------------
Loss from continuing
   operations             $ (8,925)   $ (5,253)   $ (6,047)    $ (14,972)  $  (3,417)
As a percent of revenue       (2.6%)      (1.5%)      (1.8%)        (2.2%)      (0.5%)
---------------------------------------------------------------------------------------

The loss from continuing operations for each period presented was primarily attributable to the factors discussed above in the analyses of revenue, gross margin and selling, general and administrative expenses. Loss per diluted share from continuing operations was $1.11 for the second quarter of 2002 compared to a loss per diluted share from continuing operations of $0.66 in the second quarter of 2001 and loss per diluted share from continuing operations of $0.76 in the first quarter of 2002. For the six months ended June 30, 2002 and 2001, loss per diluted share from continuing operations was $1.88 and $0.43, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Discontinued Operations

During the first quarter of 2002 we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). In connection with the required adoption of SFAS No. 144 we have reclassified to discontinued operations, for all periods presented, the results of operations and related charges for the business units (Brazil, Belgium, Holland, Jamaica, Miami, South Africa, Venezuela and Zimbabwe locations) that we discontinued or sold pursuant to our 2001 Restructuring Plan. Additionally, as a result of the transaction with Chinatron discussed above in the section entitled "Overview and Recent Developments," our former operations in China, including Hong Kong are also classified as discontinued operations. See Notes 1 and 2 to the Consolidated Financial Statements for further discussions regarding the adoption of SFAS No. 144 and our 2001 Restructuring Plan.

During the second quarter of 2002, aggregate losses in discontinued operations were approximately $3.8 million compared to $1.6 million in the second quarter of 2001 and $1.2 million in the first quarter of 2002. The increase in the losses for both periods is primarily the result of further asset write-downs, closure costs pursuant to the Company's 2001 restructuring plan and losses incurred from wind-up operations of discontinued entities. Additionally, to reduce costs further, the Company closed its Miami sales office in the second quarter of 2002. This event is reflected in discontinued operations and prior periods have been reclassified accordingly.

For the three and six months ended June 30, 2002 discontinued operations experienced a net loss of $4.7 million and $6.3 million, respectively, on revenue of $2.6 million and $15.8 million, respectively, and net gains on disposal of discontinued operations of approximately $0.9 million and $1.3 million, respectively. These aggregate losses include $0.7 million and $2.3 million in net losses during the three and six months ended June 30, 2002, respectively, from wind-up operations of discontinued entities and other adjustments to amounts recorded pursuant to the 2001 Restructuring Plan totaling $3.1 million and $2.5 million for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, our discontinued operations experienced a net loss of approximately $1.6 million and $1.0 million, respectively, on revenue of approximately $97 million and $216 million, respectively. To date, we have recorded approximately $39.0 million in charges during 2002 and 2001 relative to the actions called for by the 2001 Restructuring Plan. As of June 30, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, we expect to continue to record adjustments through discontinued operations as necessary. In total, the 2001 Restructuring Plan will result in a headcount reduction of approximately 350 employees in most of our functional areas, including marketing, operations, finance and administration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2002, we completed the goodwill and other intangible asset impairment testing required by the adoption of SFAS 142. Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle. Approximately $8.5 million of this charge related to the sale of Brightpoint China Limited to Chinatron Group Holdings Limited which was previously classified in discontinued operations in the Company's March 31, 2002 financial statements and has now been reclassified to the cumulative effect of an accounting change as a part of the adoption of SFAS 142. See Note 3 to the Consolidated Financial Statements for further discussion.

Extraordinary Gain on Debt Extinguishment

During the second quarter of 2002, we repurchased 52,967 of our 250,000 outstanding Convertible Notes. The repurchases were made under a plan approved by our board of directors which allows us to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share). After these repurchases, we had 197,033 Convertible Notes outstanding with an accreted value of $106 million ($537 per Convertible Note) as of June 30, 2002.

The timing and amount of any additional repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. No assurance can be given that we will repurchase any additional Convertible Notes. See the section entitled "Liquidity and Capital Resources" below and Note 7 to the Consolidated Financial Statements for further information regarding the Convertible Notes.

During the first quarter of 2001, we repurchased 36,000 of our then outstanding Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share).

Net Income (Loss)

As a result of the factors, charges and gains discussed above, our net loss for the second quarter of 2002 was $5.2 million, or $0.65 per diluted share, compared to net losses of $6.9 million, or $0.86 per diluted share, in the second quarter of 2001 and $48.0 million, or $6.01 per diluted share, for the first quarter of 2002. During the six months ended June 30, 2002, we experienced a net loss of $53.2 million, or $6.66 per diluted share, compared to net income of $0.2 million, or $0.02 per diluted share, during the comparable period in 2001. These losses were due to the factors, charges and gains discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                                         June 30, 2002           December 31, 2001
----------------------------------------------------------------- ------------------------- ------------------------
Cash and cash equivalents (includes restricted cash)                       $   81,077                $   74,952
Working capital  (1)                                                       $  123,061                $  184,434
Current ratio (1)                                                            1.52 : 1                  1.61 : 1
----------------------------------------------------------------- ------------------------- ------------------------

         (1) Does not include our Convertible Notes, which were classified as a current liability at June 30, 2002.

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at June 30, 2002 compared to December 31, 2001 is comprised primarily of the effect of decreases in accounts receivable, inventories and funded contract financing activities, partially offset by a decrease in accounts payable. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, repurchases of Convertible Notes (described below), if any, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

Net cash provided by operating activities was $40.4 million for the six months ended June 30, 2002, as compared to $34.0 million in the comparable prior period. The increase was primarily the result of cash generated through reducing accounts receivable and inventories during the period offset by a reduction in earnings and accounts payable. Additionally, as of June 30, 2002, average days revenue in accounts receivable were approximately 34 days, compared to approximately 32 days for the second quarter of 2001 and 42 days for the first quarter of 2002, respectively. During the second quarter of 2002, annualized inventory turns were 15 times compared to 10 times in the second quarter of 2001 and 11 times in the first quarter of 2002. Average days costs in accounts payable were 35 days for the second quarter of 2002, compared to 34 days for the second quarter of 2001 and 43 days for the first quarter of 2002, respectively. These changes combined to create a decrease in cash conversion cycle days to 23 days in the second quarter of 2002 from 34 days in the second quarter of 2001 and 31 days in the first quarter of 2002. This reduction was the result of our efforts to reduce accounts receivable and inventory levels during the quarter. As the fourth quarter, which can be subject to seasonal increases in demand, approaches, we may experience increased levels in accounts receivable and inventory and therefore a cash conversion cycle of 23 days may not be sustainable.

Unrestricted cash and cash equivalents at June 30, 2002 increased by approximately $6.0 million when compared to December 31, 2001 and pledged cash was relatively unchanged at June 30, 2002 as compared to December 31, 2001. A significant portion of our cash is held by Brightpoint Holdings B.V., our primary foreign finance subsidiary, which operates as our European Treasury Center, and if brought back to the United States could have certain adverse tax implications.

The reduction in accounts receivable in the first half of 2002 was attributable to the decreased sales activity, successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to financing organizations. During 2001 and the first half of 2002, we entered into certain transactions with financing organizations with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States. Net funds received from the sales of accounts receivable during the first half of 2002 and 2001 totaled $95.0 million and $72.7 million, respectively. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold. In limited circumstances, related primarily to payment disputes regarding our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

At June 30, 2002, our allowance for doubtful accounts was $6.5 million compared to $6.3 million at December 31, 2001, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for the first six months of 2002. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 and the first part of 2002 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, were subject to decreases in overall credit ratings and faced higher costs in obtaining capital. We believe this trend will continue in 2002 and could have an adverse effect on our financial position and results of operations. In connection with our on-going business activities, we intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

The decrease in inventories and corresponding increase in average inventory turns during the first half of 2002 are due primarily to a reduction in our inventory levels commensurate with the overall lower demand in 2002 which we expect to continue in certain markets during 2002. Additionally, during the first and second quarters of 2002, we recorded inventory valuation adjustments of approximately $4.1 million in Germany, Mexico and North America to adjust inventories to their estimated net realizable value based on current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand experienced in 2002. Significant portions of the impacted inventories were wireless accessories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance, but do not own, inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables decreased to $28.7 million at June 30, 2002 from $60.4 million at December 31, 2001. Contract financing receivables are partially offset by the $27.5 million and $45.5 million unfunded portion of these receivables at June 30, 2002 and December 31, 2001, respectively. The decrease is due to the overall lower demand being experienced by some of these customers. These receivables were secured at June 30, 2002 and December 31, 2001 by $12.2 million and $23.8 million, respectively, of wireless products located at our facilities. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements.

The reduction in accounts payable at June 30, 2002 when compared to December 31, 2001 is due primarily to the reduced business activity in the first half of 2002, including inventory purchases and the reduction in average days costs in accounts payable days. We rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the supplier's credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be entirely within our control, could have a material adverse effect on our operations. We have, from time to time, obtained extended payment terms from certain significant vendors at the end of each quarter. Consequently, our accounts payable and cash balances at quarter end may be higher than what is experienced throughout the quarter.

At June 30, 2002, net property and equipment decreased slightly due primarily to the effect of the divestiture of Brightpoint China Limited. Capital expenditures totaled $6.5 million in the first half of 2002 which was commensurate with depreciation expense of $6.4 incurred during the period.

The decrease in goodwill and other intangibles at June 30, 2002 as compared to December 31, 2001 is primarily the result of the non-cash impairment of approximately $40.7 million of goodwill and other intangibles recorded pursuant to our adoption of SFAS No. 142 effective January 1, 2002 and approximately $8.0 million of goodwill sold pursuant to the Chinatron transaction discussed previously. See Note 3 to the Consolidated Financial Statements for further discussion regarding our adoption of SFAS No. 142.

Net cash provided by investing activities for the six months ended June 30, 2002 was $1.9 million compared to net cash used by investing activities of $24.7 in the same period of 2001. The increase is due primarily to the decrease in our funded contract financing activities discussed above and a reduction in our capital expenditures of approximately $9.6 million from $16.1 million for the six months ended June 30, 2001 to 6.5 million for the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On March 11, 1998, we completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 ("Convertible Notes") with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all of our existing and future senior indebtedness and all other liabilities, including trade payables of our subsidiaries. The Convertible Notes resulted in gross proceeds of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under our revolving credit facility and to invest in highly liquid, short-term investments pending use in operations. On October 30, 2000, we announced that our Board of Directors had approved a plan under which we could repurchase up to 130,000 Convertible Notes. We repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized an extraordinary gain, net of tax, on the repurchases of approximately$10.0 million During the first quarter of 2001, we repurchased 36,000 Convertible Notes for approximately $10.1 million (prices ranging from $278 to $283 per Convertible
Note), resulting in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share). As of March 31, 2001, our plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, we announced that our Board of Directors had approved another plan under which we may repurchase the remaining 250,000 Convertible Notes. During the second quarter of 2002, we repurchased 52,967 of the 250,000 outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share). After these repurchases, we had 197,033 Convertible Notes outstanding with an accreted value of $106 million ($537 per Convertible Note) as of June 30, 2002. As of August 7, 2002 the Convertible Notes had an estimated fair market value of approximately $290 per Convertible Note based on the quoted market price. Further repurchases, if any, may be made in the open market, in privately-negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. We have the right, subject to certain limitations, to fund the repurchases of the Convertible Notes from borrowings under our North America revolving credit facility (discussed below) and from working capital. However, no assurance can be given that we will repurchase any Convertible Notes.

The $197 million face value of the Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 2.730 shares of common stock per $1,000 face value note, for an aggregate of 537,900 shares of common stock. The noteholders also may require us to purchase the Convertible Notes on the fifth, tenth and fifteenth anniversary date of their issuance. The five-year anniversary is March 11, 2003. We have the option to pay the purchase price of approximately $109 million for the 197,033 notes in cash or subject to certain requirements and conditions, common stock or a combination thereof. If we are able and choose to utilize common stock to satisfy all or a portion of this potential obligation, the number of shares issued may be significant and could significantly dilute the ownership interests of our common stockholders. The number of shares that would be issued to holders of the Convertible Notes, if we are able and choose to use only common stock and no cash to purchase the notes, would be the $109 million accreted value of the Convertible Notes at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Because the noteholders have the ability to require us to repurchase the Convertible Notes within less than a year from June 30, 2002, the Convertible Notes have been classified as a current liability in the Consolidated Balance Sheets at June 30, 2002. We have engaged a financial advisor to assist us in restructuring our debt including exploring alternatives relating to the requirement to repurchase the Convertible Notes in March of 2003.

On October 31, 2001, our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC ("the Borrowers"), entered into a new revolving credit facility, which was amended on December 31, 2001 ("the Revolver"), with General Electric Capital Corporation ("GE Capital") to provide capital for our North American operations. GE Capital acted as agent for a syndicate of banks ("the Lenders"). The Revolver replaces our former Bank One multicurrency facility discussed below, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of $90 million and bears interest, at the Borrowers' option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrowers' assets in North America. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to us and other payments outside the normal course of business, as well as prohibit us from amending the terms of the Convertible Notes without the prior written consent of GE Capital. The provisions of the Revolver are such that if our unused borrowing availability falls below $20 million, we are then subject to a minimum fixed charge coverage ratio as defined in the agreement and a requirement to maintain an unused borrowing availability of $10 million. Any of the following events could cause us to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our distribution agreement in the United States with Nokia Inc., (ii) a change in control of Brightpoint, Inc., (iii) Standard & Poor's lowering its issuer rating of Brightpoint, Inc. to lower than "B", (iv) the availability of borrowings under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may
(i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement. Subject to certain restrictions, we may use proceeds under the Revolver to repurchase our outstanding Convertible Notes. At June 30, 2002, there were no amounts outstanding under the Revolver. Available funding under the Revolver was approximately $43.4 million at June 30, 2002. We did not meet certain financial covenant requirements to draw upon the $20 million minimum unused borrowing availability, therefore, the Company's effective availability at June 30, 2002 was $23.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During 2001, one of our subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility has borrowing availability of up to approximately $6.9 million Euros ($6.9 million U.S. Dollars), is guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bears interest at EURIBOR plus 2.5%. At June 30, 2002 and December 31, 2001, the interest rate on this facility was approximately 5.9% and 5.8%, respectively. A two-month notice is required to terminate the facility. At June 30, 2002 and December 31, 2001, there was $6.9 million and $6.1 million, respectively, outstanding under this facility. Also, during 2001, another of our subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars ($5.6 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95%. At December 31, 2001, the interest rate was approximately 8.9%. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At June 30, 2002 no amounts were outstanding under this facility and at December 31, 2001, there was approximately U.S. $4.2 million outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 2 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities which were supported by two cash-secured letters of credit totaling approximately $10 million. The Company sold its remaining interests in Brightpoint China Limited in April of 2002 and, consequently, both of the cash-secured letters of credit supporting these facilities have been released.

Net cash used by financing activities during the six months ended June 30, 2002 decreased when compared to same period in 2001 due to lower repayments on our revolving credit facilities partially offset by a greater amount of cash used to repurchase Convertible Notes discussed above.

The decrease in stockholders' equity from December 31, 2001 to June 30, 2002 of $51.9 million resulted primarily from the net loss for the six months ended June 30, 2002 of $53.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64 Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January of 2003, we expect that we will be required to classify any gains or losses on debt extinguishment, if material, as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on us.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No.146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the effects, if any, that this standard will have on our results of operations and financial position.

SUBSEQUENT EVENT

In August of 2002, the Company announced that it and certain of its subsidiaries had entered into an agreement to sell all of their respective interests in Brightpoint Middle East FZE and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the Managing Director of the Company's operations in the Middle East and certain members of his management team. The closing of this transaction is expected during the third quarter of 2002 and is subject to the satisfaction or completion of certain conditions, including without limitation, the cancellation of certain financing arrangements and the receipt of all necessary third party and regulatory approvals.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2002 would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at June 30, 2002.

A substantial portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a negative impact on our results of operations for 2002, due to the aggregate losses experienced in our foreign operations. At June 30, 2002, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

Equity Price Risks

We have issued zero-coupon, subordinated, convertible notes ("Convertible Notes"). The Convertible Notes have an accreted value at June 30, 2002 of approximately $105.8 million (approximately $537 per Convertible Note). The holders of the Convertible Notes may cause us to repurchase the Convertible Notes on March 11, 2003, at the accreted value at that date for cash or subject to certain requirements and conditions, common stock or a combination thereof. The accreted value at March 11, 2003 will be approximately $552 per Convertible Note.

If we are able and choose to use common stock to satisfy all of or a portion of this potential obligation, the number of shares to be issued will be directly affected by the market price of the common stock on the five trading days prior to the three trading days before March 11, 2003. The number of shares that would be issued to satisfy this potential obligation if we are able and choose to utilize only common stock would be calculated as the total number of Convertible Notes outstanding (197,033 as of June 30, 2002) multiplied by the accreted value per Convertible Note at March 11, 2003 (approximately $552 per Convertible Note) divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five year anniversary date. If common stock is used to satisfy this potential obligation, it could result in significant dilution to the holders of our common stock.

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

The amended complaint alleges, among other things, that the Company intentionally concealed and falsified its financial condition, and issued financial statements which violated generally accepted accounting principles, in order that it would not be declared in default of its loan covenants under its line of credit. The amended complaint also alleges that, due to the false financial statements, the Company's stock was traded at artificially inflated prices. Plaintiff seeks compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. The Company disputes these claims and intends to vigorously defend this matter. The defendants have filed motions to dismiss the amended complaint.

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

The parties have filed a stipulation agreeing to stay all proceedings in this derivative action pending a decision on the motions to dismiss the amended complaint in the In re Brightpoint, Inc. Securities Litigation action.

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission ("SEC") in connection with an investigation including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's officers or employees have provided testimony to the SEC and the Company believes that the staff of the SEC will subpoena additional testimony of certain of its officers and employees.

The outcome of any litigation is uncertain and an unfavorable outcome in the proceedings set forth above could have a material adverse affect on the Company. In addition, the Company is from time to time, also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

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

Item 4.    Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on June 26, 2002, to (a) elect three
(3) Class II directors, (b) amend the Company's Certificate of Incorporation to effect a reverse split of the Company's issued and outstanding Common Stock, and
(c) ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

The three (3) Class II directors are to hold office until the Annual Meeting of Stockholders to be held in 2005 and until their successors have been duly elected and qualified. The results of the vote to elect the three (3) Class II directors were as follows:

         Robert J. Laikin received 43,049,574 votes for and 0 votes against.
             5,657,962 votes were withheld.
         Robert F. Wagner received 46,772,345 votes for and 0 votes against.
             1,935,191 votes were withheld.
         Rollin M. Dick received 46,772,245 votes for and 0 votes against.
             1,935,291 votes were withheld.

The results of the vote to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's issued and outstanding Common Stock were as follows:

         47,044,032 votes for and 1,529,667 votes against. 133,837 votes were withheld.

The results of the vote to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 were as follows:

         47,916,264 votes for and 662,516 votes against. 128,756 votes were withheld.

Item 6.    Exhibits

         (a)      Exhibits

                  The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 40 of this report.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K for the event dated June 12, 2002 under Item 5 to report that the Company repurchased 35,077 of its 250,000 outstanding convertible, subordinated, zero-coupon Convertible Notes due 2018.

                  The Company filed a Current Report on Form 8-K for the event dated April 29, 2002 under Item 5 to report that the Company received a notice from Nasdaq of the Company's failure to comply with the U.S. $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market as set forth in Nasdaq Marketplace Rule 4450 (a) (5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Brightpoint, Inc.
                                          -----------------
                                            (Registrant)



Date     August 14, 2002                  /s/ Frank Terence
    --------------------------------      --------------------------------------

                                          Frank Terence
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.             Description
-----------             -----------

   3.1                  Amendment dated June 26, 2002 to the Certificate of Incorporation of Brightpoint, Inc.

   10.1                 Separation and General Release Agreement between the Company and Phillip A. Bounsall

   10.2                 Escrow Agreement between the Company, Phillip A. Bounsall and Swidler Berlin
                        Shereff Friedman, LLP

   10.3                 Employment Agreement between the Company and Frank Terence dated April 22, 2002

   10.4                 Letter Agreement between the Company and Frank Terence dated April 22, 2002

   10.5                 Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE.
                        Limited and Chinatron Group Holdings Limited

   10.6                 Agreement Amending Sale and Purchase Agreement between Brightpoint International
                        (Asia Pacific) PTE. Limited and Chinatron Group Holdings Limited

   10.7                 Second Amending Agreement in relation to Sale and Purchase Agreement between
                        Brightpoint International (Asia Pacific) PTE. Limited and Chinatron Group Holdings
                        Limited

   99.1                 Cautionary Statements

   99.2                 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

   99.3                 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002