Form 10-Q
period 2002-09-30
BRIGHTPOINT  INC
filed 2002-11-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from:               to
                                                -------------    -------------

                        Commission file number: 0-23494

                                BRIGHTPOINT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            35-1778566
     ------------------------------            -------------------
     State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization             Identification No.)

          501 Airtech Parkway,                        46168
           Plainfield Indiana                       ----------
----------------------------------------            (Zip Code)
(Address of principal executive offices)





                                 (317) 707-2355
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares of common stock outstanding at November 8, 2002: 8,015,876 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                                  Page No.

PART I     FINANCIAL INFORMATION

           ITEM 1

           Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 2002 and 2001...........................    3

           Consolidated Balance Sheets
                September 30, 2002 and December 31, 2001..........................................    4

           Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2002 and 2001.....................................    5

           Notes to Consolidated Financial Statements.............................................    6

           ITEM 2

           Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................................   24

           ITEM 3

           Quantitative and Qualitative Disclosures About Market Risk.............................   41

           ITEM 4

           Controls and Procedures................................................................   42


PART II    OTHER INFORMATION

           ITEM 1

           Legal Proceedings......................................................................   43

           ITEM 5

           Other Information......................................................................   44

           ITEM 6

           Exhibits...............................................................................   44

           Reports on Form 8-K....................................................................   44

           Signatures..............................................................................  46

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended               Nine Months Ended
                                                                     September 30                    September 30
                                                            ----------------------------      ----------------------------
                                                                2002             2001            2002              2001
                                                            -----------      -----------      -----------      -----------
Revenue                                                     $   344,864      $   370,625      $   968,566      $ 1,024,015
Cost of revenue                                                 323,738          348,940          917,577          970,122
                                                            -----------      -----------      -----------      -----------
Gross profit                                                     21,126           21,685           50,989           53,893
Selling, general and administrative expenses                     18,062           18,714           59,027           51,576
                                                            -----------      -----------      -----------      -----------
Operating income (loss) from continuing operations                3,064            2,971           (8,038)           2,317

Interest expense                                                  1,234            1,733            5,374            5,847
Impairment loss on long-term investment                           8,305               --            8,305               --
Other expenses                                                      879              343            2,101              262
                                                            -----------      -----------      -----------      -----------
Income (loss) from continuing operations
  before income taxes                                            (7,354)             895          (23,818)          (3,792)
Income taxes                                                        170              461           (3,474)            (848)
                                                            -----------      -----------      -----------      -----------
Income (loss) from continuing operations                         (7,524)             434          (20,344)          (2,944)

Discontinued operations:
    Loss from discontinued operations                              (366)          (7,315)          (8,790)          (8,402)
    Gain (loss) on disposal of discontinued operations           (1,280)              --               23               --
                                                            -----------      -----------      -----------      -----------
Total discontinued operations                                    (1,646)          (7,315)          (8,767)          (8,402)

Loss before cumulative effect and extraordinary gain             (9,170)          (6,881)         (29,111)         (11,346)

Cumulative effect of a change in accounting principle,
  net of tax                                                         --               --          (40,748)              --
Extraordinary gain on debt extinguishment, net of tax            18,664               --           26,177            4,623
                                                            -----------      -----------      -----------      -----------
Net income (loss)                                           $     9,494      $    (6,881)     $   (43,682)     $    (6,723)
                                                            ===========      ===========      ===========      ===========

Basic per share:

    Income (loss) from continuing operations                $     (0.94)     $      0.06      $     (2.55)     $     (0.37)
    Discontinued operations                                       (0.20)           (0.92)           (1.10)           (1.05)
    Cumulative effect of a change in accounting
       principle, net of tax                                         --               --            (5.10)              --
    Extraordinary gain on debt extinguishment, net of tax          2.33               --             3.28             0.58
                                                            -----------      -----------      -----------      -----------
    Net income (loss)                                       $      1.19      $     (0.86)     $     (5.47)     $     (0.84)
                                                            ===========      ===========      ===========      ===========

Diluted per share:

    Income (loss) from continuing operations                $     (0.94)     $      0.06      $     (2.55)     $     (0.37)
    Discontinued operations                                       (0.20)           (0.92)           (1.10)           (1.05)
    Cumulative effect of a change in accounting
       principle, net of tax                                         --               --            (5.10)              --
    Extraordinary gain on debt extinguishment, net of tax          2.33               --             3.28             0.58
                                                            -----------      -----------      -----------      -----------
    Net income (loss)                                       $      1.19      $     (0.86)     $     (5.47)     $     (0.84)
                                                            ===========      ===========      ===========      ===========

Weighted average common shares outstanding:
    Basic                                                         8,004            7,975            7,992            7,972
                                                            ===========      ===========      ===========      ===========
    Diluted                                                       8,004            7,976            7,992            7,972
                                                            ===========      ===========      ===========      ===========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             September 30, 2002      December 31, 2001
                                                             ------------------      ------------------
     ASSETS
     Current assets:
       Cash and cash equivalents                             $           27,816      $           58,295
       Pledged cash                                                      11,713                  16,657
       Accounts receivable (less allowance for doubtful
         accounts of $5,109 in 2002 and $6,272 in 2001)                 122,493                 181,755
       Inventories                                                       65,473                 137,549
       Contract financing receivable                                     24,163                  60,404
       Other current assets                                              29,597                  33,115
                                                             ------------------      ------------------
     Total current assets                                               281,255                 487,775
                                                             ------------------      ------------------

     Property and equipment                                              38,896                  45,047
     Goodwill and other intangibles                                      13,729                  61,258
     Other assets                                                        16,242                  15,340
                                                             ------------------      ------------------
     Total assets                                            $          350,122      $          609,420
                                                             ==================      ===================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                      $          106,655      $          194,776
       Accrued expenses                                                  71,138                  52,743
       Unfunded portion of contract financing receivable                 26,923                  45,499
       Lines of credit, short-term                                        5,005                  10,323
       Convertible notes, short-term                                     18,621                      --
                                                             ------------------      ------------------
     Total current liabilities                                          228,342                 303,341
                                                             ------------------      ------------------

     Long-term liabilities:
       Line of credit                                                    15,000                  24,419
       Convertible notes                                                     --                 131,647
                                                             ------------------      ------------------
     Total long-term liabilities                                         15,000                 156,066
                                                             ------------------      ------------------

     Stockholders' equity:
       Preferred stock, $0.01 par value: 1,000 shares
         authorized; no shares issued or outstanding                         --                      --
       Common stock, $0.01 par value: 100,000 shares
         authorized; 8,013 and 7,980 issued and
         outstanding in 2002 and 2001, respectively                         560                     559
       Additional paid-in capital                                       214,128                 213,973
       Retained deficit                                                 (90,727)                (47,045)
       Accumulated other comprehensive loss                             (17,181)                (17,474)
                                                             ------------------      ------------------
     Total stockholders' equity                                         106,780                 150,013
                                                             ------------------      ------------------
     Total liabilities and stockholders' equity              $          350,122      $          609,420
                                                             ==================      ===================




See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Nine Months Ended September 30
                                                                                 2002                2001
                                                                           ---------------      ---------------
OPERATING ACTIVITIES
Net loss                                                                   $       (43,682)     $        (6,723)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                                   9,917               12,414
     Amortization of debt discount                                                   3,568                4,045
     Pledged cash requirements                                                       4,944              (19,127)
     Cumulative effect of a change in accounting principle, net of tax              40,748                   --
     Extraordinary gain on debt extinguishment, net of tax                         (26,177)              (4,623)
     Discontinued operations                                                         8,767                8,402
     Impairment loss on long-term investment                                         8,305                   --
     Changes in operating assets and liabilities, net of
        effects from acquisitions and divestitures:
           Accounts receivable                                                      57,204               (6,841)
           Inventories                                                              60,199               64,298
           Other operating assets                                                     (500)               2,056
           Accounts payable and accrued expenses                                   (80,673)             (10,330)
                                                                           ---------------      ---------------
Net cash provided by operating activities                                           42,620               43,571

INVESTING ACTIVITIES
Capital expenditures                                                                (7,318)             (22,275)
Cash effect of divestitures                                                         (6,307)                  --
Purchase acquisitions, net of cash acquired                                           (333)              (1,137)
Decrease (increase) in funded contract financing receivables                        18,088               (1,898)
Decrease (increase) in other assets                                                    433                 (662)
                                                                           ---------------      ---------------
Net cash provided (used) by investing activities                                     4,563              (25,972)

FINANCING ACTIVITIES
Net payments on revolving credit facilities                                         (7,928)             (38,819)
Repurchase of convertible notes                                                    (69,170)             (10,095)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                           157                  188
                                                                           ---------------      ---------------
Net cash used by financing activities                                              (76,941)             (48,726)

Effect of exchange rate changes on cash and cash
   equivalents                                                                        (721)                (909)
                                                                           ---------------      ---------------

Net decrease in cash and cash equivalents                                          (30,479)             (32,036)
Cash and cash equivalents at beginning of period                                    58,295               79,718
                                                                           ---------------      ---------------

Cash and cash equivalents at end of period                                 $        27,816      $        47,682
                                                                           ===============      ===============


See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated statements of operations for the three and nine months ended September 30, 2002 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets. The Company completed its impairment testing under the requirements of SFAS No. 142 during the second quarter of 2002 and the results were applied retroactively to January 1, 2002. See Note 4 to the Consolidated Financial Statements for further discussion.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January of 2003, the Company expects it will be required to classify any gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options and the Convertible Notes described in Note 8 to the Consolidated Financial Statements.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands, except per share data):

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                      --------------------------      --------------------------
                                                         2002            2001            2002            2001
                                                      ----------      ----------      ----------      ----------
Income (loss) from continuing operations              $   (7,524)     $      434      $  (20,344)     $   (2,944)
Discontinued operations                                   (1,646)         (7,315)         (8,767)         (8,402)
Cumulative effect of a change in accounting
   principle, net of tax                                      --              --         (40,748)             --
Extraordinary gain on debt extinguishment,
   net of tax                                             18,664              --          26,177           4,623
                                                      ----------      ----------      ----------      ----------
Net income (loss)                                     $    9,494      $   (6,881)     $  (43,682)     $   (6,723)
                                                      ==========      ==========      ==========      ==========

Basic:
   Weighted average shares outstanding                     8,004           7,975           7,992           7,972
                                                      ==========      ==========      ==========      ==========
   Per share amount:
   Income (loss) from continuing operations           $    (0.94)     $     0.06      $    (2.55)     $    (0.37)
   Discontinued operations                                 (0.20)          (0.92)          (1.10)          (1.05)
   Cumulative effect of a change in accounting
     principle, net of tax                                    --              --           (5.10)             --
   Extraordinary gain on debt extinguishment,
     net of tax                                             2.33              --            3.28            0.58
                                                      ----------      ----------      ----------      ----------
   Net income (loss)                                  $     1.19      $    (0.86)     $    (5.47)     $    (0.84)
                                                      ==========      ==========      ==========      ==========

Diluted:
   Weighted average shares outstanding                     8,004           7,975           7,992           7,972
   Net effect of dilutive stock options and stock
     warrants-based on the treasury stock method
     using average market price                               --               1              --              --
                                                      ----------      ----------      ----------      ----------
   Total weighted average shares outstanding               8,004           7,976           7,992           7,972
                                                      ==========      ==========      ==========      ==========

   Per share amount:
   Income (loss) from continuing operations           $    (0.94)     $     0.06      $    (2.55)     $    (0.37)
   Discontinued operations                                 (0.20)          (0.92)          (1.10)          (1.05)
   Cumulative effect of a change in accounting
     principle, net of tax                                    --              --           (5.10)             --
   Extraordinary gain on debt extinguishment,
     net of tax                                             2.33              --            3.28            0.58
                                                      ----------      ----------      ----------      ----------
   Net income (loss)                                  $     1.19      $    (0.86)     $    (5.47)     $    (0.84)
                                                      ==========      ==========      ==========      ==========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                            Three Months Ended         Nine Months Ended
                                                September 30              September 30
                                          ----------------------      ----------------------
                                            2002          2001          2002         2001
                                          --------      --------      --------      --------
Net income (loss)                         $  9,494      $ (6,881)     $(43,682)     $ (6,723)
Unrealized gain (loss) on derivatives           --            15           (50)         (125)
Foreign currency translation amounts          (886)       (2,224)          343        (9,669)
                                          --------      --------      --------      --------
Comprehensive income (loss)               $  8,608      $ (9,090)     $(43,385)     $(16,517)
                                          ========      ========      ========      ========

2.       Discontinued Operations

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at September 30, 2002 of $3.3 million. In addition, under the Sale and Purchase Agreement, the Company may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. There can be no assurance the Company will receive any additional proceeds. The Company recorded a loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $0.3 million. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by the Company's operations in the Middle East, has been released and is classified as unrestricted. The Company will pay management fees, including performance based bonuses, to the purchaser for providing management services relating to sales activities of Brightpoint Asia Limited which the Company retained pursuant to the transaction. This loss and the results of operations of the Company's former Middle East operations are reflected in discontinued operations and prior periods have been reclassified accordingly.

During the first quarter of 2002, the Company, as required, adopted SFAS No.
144. In connection with the adoption of SFAS No. 144, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the business units that the Company discontinued or sold pursuant to its 2001 restructuring plan, as described below.

During 2001, the Company's board of directors approved a restructuring plan ("2001 Restructuring Plan") that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and eliminating operations in which the Company believed potential returns were not adequate to justify the risks of those operations. Certain markets in which the Company operated, including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, had unusually high risk profiles due to

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

2.   Discontinued Operations (continued)

many factors, including among other things, high importation duties, currency restrictions and volatile political and economic environments. The Company determined that the risks of operating in these markets could no longer be justified given the profitability potential of its operations in those markets, therefore, these operations were sold or otherwise discontinued pursuant to the 2001 Restructuring Plan.

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the wireless telecommunications and data industry and, is beneficially owned, in part, by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In addition, an independent director of Brightpoint, Inc. is also a director of Chinatron. The Company's Chief Executive Officer (who is also a director of the Company) and the former managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, the Company's Chief Executive Officer disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, the Company's Chief Executive Officer received the unconditional promise from their company to pay him $350,000 ($300,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received preference shares in Chinatron with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional preference shares in Chinatron with a face value of $11 million. The Company currently estimates that its aggregate amount of Chinatron preference shares have a fair value of approximately $2 million. See Note 3 to the Consolidated Financial Statements for further discussion regarding the Company's investment in Chinatron preference shares. The Company recorded losses related to the sale of Brightpoint China Limited to Chinatron of approximately $8.5 million during the three months ended March 31, 2002. Upon adoption of SFAS 142, as discussed below, the Company reclassified these losses to cumulative effect of a change in accounting principle effective January 1, 2002.

The 2001 Restructuring Plan was also intended to improve the Company's cost structure and, accordingly, the Company's former North America and Latin America divisions were consolidated in 2001 and are managed as one division, referred to as the Americas. Warehouse and logistics functions formerly based in Miami were transferred to Indianapolis and the warehouse in Miami was closed. Additionally the Company's operations and activities in Germany, the Netherlands and Belgium, including regional management, were consolidated into a new facility in Germany. In total, the 2001 Restructuring Plan resulted in a headcount reduction of approximately 350 employees across most areas of the Company, including marketing, operations, finance and administration. In addition, the Miami business and its sales office were closed during the second quarter of 2002. This closure is reflected in discontinued operations and prior periods have been reclassified accordingly.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

2.   Discontinued Operations (continued)

As a result of actions taken in accordance with the 2001 Restructuring Plan, the Company recorded non-recurring charges totaling approximately $2.1 million during the nine months ended September 30, 2002 and $36.5 million in the fourth quarter of 2001, respectively, as follows (in millions):

                                                          Nine Months Ended     Three Months Ended      Total Plan To Date
                                                         September 30, 2002     December 31, 2001       September 30, 2002
                                                         ------------------     ------------------      ------------------




Non-cash charges:
   Impairment of goodwill and investments                $             (0.1)   $               12.7     $             12.6
   Impairment of accounts receivable and inventories
      of restructured operations                                       (0.7)                   11.0                   10.3
   Impairment of fixed and other assets                                 3.0                     4.7                    7.7
   Income tax effect of restructuring actions                            --                   (12.1)                 (12.1)
   Write-off of cumulative foreign currency
      translation adjustments                                          (2.2)                   16.8                   14.6
                                                         ------------------      ------------------      -----------------
                                                                         --                    33.1                   33.1
                                                         ------------------      ------------------      -----------------
Cash charges:
   Employee termination costs                                           0.2                     1.7                    1.9
   Lease termination costs                                              0.7                     1.3                    2.0
   Other exit costs                                                     1.2                     0.4                    1.6
                                                         ------------------      ------------------      -----------------
                                                                        2.1                     3.4                    5.5
                                                         ------------------      ------------------      -----------------
                                                         $              2.1      $             36.5      $            38.6
                                                         ==================      ==================      =================


For the three and nine months ended September 30, 2002 these charges are classified in discontinued operations along with the related net operating losses from these discontinued operations totaling $0.4 million and $2.7 million, respectively. At September 30, 2002, the Company had approximately $2.1 million in restructuring reserves related to the 2001 Restructuring Plan. To date, the Company has recorded approximately $38.6 million in charges during 2002 and 2001 relative to the actions called for by the 2001 Restructuring Plan. As of September 30, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. Net assets held for sale or disposal pursuant to the 2001 Restructuring Plan are classified in the Consolidated Balance Sheet at September 30, 2002, as follows (in millions):

Total current assets                       $  4.5
Property and equipment                        0.2
Other non-current assets                      0.1
                                           ------
Total assets                               $  4.8
                                           ======

Accounts payable                           $  0.4
Accrued expenses and other liabilities        5.1
                                           ------
Total liabilities                          $  5.5
                                           ======

For the three and nine months ended September 30, 2002 discontinued operations (including the Company's former Middle East operations) experienced total net losses of $1.6 million and $8.8 million, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

2.   Discontinued Operations (continued)

Total discontinued operations can be reconciled as follows:

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                    ----------------------      ----------------------
                                      2002          2001          2002          2001
                                    --------      --------      --------      --------
Revenue                             $   14.3      $   83.8      $   83.8      $  392.4
                                    ========      ========      ========      ========
Net operating losses                $   (0.5)     $   (7.3)     $   (6.7)     $   (8.4)
2001 Restructuring Plan charges          0.5            --          (2.1)           --
Net loss on Middle East sale            (1.6)           --            --            --
                                    --------      --------      --------      --------
Total discontinued operations       $   (1.6)     $   (7.3)     $   (8.8)     $   (8.4)
                                    ========      ========      ========      ========


3.       Impairment of Long-Term Investment

As previously discussed, the Company received approximately $21 million face value of Chinatron preference shares pursuant to its divestiture of Brightpoint China Limited. The Chinatron preference shares were convertible into ordinary shares of Chinatron at a ratio of 1:1, which represented approximately a 19.9% interest in Chinatron at June 30, 2002. Additionally the provisions of the Brightpoint China Limited shareholder agreement and the Chinatron preference shares allow the Company to participate in certain capital raising activities to protect the Company against dilution. As of June 30, 2002, the Company estimated that its investment in Chinatron had a fair value of approximately $10.3 million based on the Company's indirect ownership interest and the projected discounted free cash flows of Chinatron. During the third quarter of 2002, Chinatron sought to raise additional capital to fund its operations and meet its business objectives. For liquidity reasons, the Company waived its rights to participate in these capital-raising activities and to provide an incentive for other parties to invest in Chinatron agreed to modify the conversion ratio of the preference shares in September of 2002. These actions resulted in a significant dilution in the Company's indirect ownership interest. Due to these changes the Company retained an independent valuation firm to prepare a fair market value analysis of its investment. Based on the results of this valuation, the Company believes that the preference shares have a current estimated fair value of approximately $2.0 million and, accordingly, have recorded an impairment charge of approximately $8.3 million during the third quarter of 2002.

4.       Cumulative Effect of a Change in Accounting Principle

As of January 1, 2002, the Company adopted SFAS No. 142. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and will perform an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of the Company's reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the nine months ended September 30, 2002.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

4.   Cumulative Effect of a Change in Accounting Principle (continued)

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At September 30, 2002, these intangibles total $1.2 million, net of accumulated amortization of $0.7 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $0.4 million per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization.

The following table shows the Company's 2001 results presented on a comparable basis to the 2002 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

                                                                               Three Months Ended          Nine Months Ended
                                                                                  September 30               September 30
                                                                              ----------------------     ----------------------
                                                                               2002           2001         2002          2001
                                                                              --------      --------     --------      --------
Loss before cumulative effect of a change in accounting
    principle and extraordinary gain- as reported                             $ (9,170)     $ (6,881)    $(29,111)     $(11,346)
Goodwill amortization                                                               --           397           --         1,115
                                                                              --------      --------     --------      --------
Loss before extraordinary gain and cumulative effect                          $ (9,170)     $ (6,484)    $(29,111)     $(10,231)
    of a change in accounting principle- as adjusted                          ========      ========     ========      ========

Net income (loss)- as reported                                                $  9,494      $ (6,881)    $(43,682)     $ (6,723)
Goodwill amortization                                                               --           397           --         1,115
                                                                              --------      --------     --------      --------
Net income (loss)- as adjusted                                                $  9,494      $ (6,484)    $(43,682)     $ (5,608)
                                                                              ========      ========     ========      ========
Basic and diluted per share:
    Loss before cumulative effect of a change in accounting
       principle and extraordinary gain- as reported                          $  (1.14)     $  (0.86)    $  (3.65)     $  (1.42)
    Goodwill amortization                                                          --           0.05           --          0.14
                                                                              --------      --------     --------      --------
    Loss before extraordinary gain and cumulative effect
       of a change in accounting principle- as adjusted                       $  (1.14)     $  (0.81)    $  (3.65)     $  (1.28)
                                                                              ========      ========     ========      ========
Basic and diluted per share:
    Net income (loss) - as reported
                                                                              $   1.19      $  (0.86)    $  (5.47)     $  (0.84)
    Goodwill amortization                                                           --          0.05           --          0.14
                                                                              --------      --------     --------      --------
    Net income (loss) - as adjusted                                           $   1.19      $  (0.81)    $  (5.47)     $  (0.70)
                                                                              ========      ========     ========      ========

Weighted average common shares outstanding:
    Basic                                                                        8,004         7,975        7,992         7,972
                                                                              ========      ========     ========      ========
    Diluted                                                                      8,004         7,976        7,992         7,972
                                                                              ========      ========     ========      ========


The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2002 are as follows (in thousands):

                                                      The Americas         Europe         Asia-Pacific         Total
                                                      ------------      ------------      ------------      ------------
Balance at December 31, 2001                          $     17,259      $     21,444      $     21,081      $     59,784
SFAS No. 142 impairment                                    (17,259)          (10,653)          (12,836)          (40,748)
Divestiture of Brightpoint China Limited                        --                --            (8,023)           (8,023)
Effects of foreign currency fluctuation and other               --             1,259               300             1,559
                                                      ------------      ------------      ------------      ------------
Balance at September 30, 2002                         $         --      $     12,050      $        522      $     12,572
                                                      ============      ============      ============      ============

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

5.       Extraordinary Gain on Debt Extinguishment

During the third quarter of 2002, the Company repurchased 162,706 of its 197,033 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by the Company's Board of Directors on November 1, 2001, which allows the Company to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $54.0 million (at an average cost of $332 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Capital Corporation and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $18.7 million ($2.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. See Note 8 to the Consolidated Financial Statements for further discussion.

During the second quarter of 2002, the Company repurchased 52,967 of its then outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share).

During the first quarter of 2001, the Company repurchased 36,000 of its Convertible Notes for approximately $10 million (an average cost of $281 per Convertible Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share). These transactions, along with the purchase of 94,000 Convertible Notes in 2000, completed the 130,000 Convertible Notes repurchase plan previously approved by the Company's Board of Directors.

Between October 1, and November 8, 2002, the Company repurchased an additional 12,395 Convertible Notes using internally generated cash for a total cost of $5.8 million ($472 per Convertible Note), with an accreted value of $6.7 million ($544 per Convertible Note). Currently, there are 21,932 Convertible Notes outstanding with an accreted value of $11.9 million and on March 11, 2003, holders of the outstanding Convertible Notes may require the Company to repurchase them at the accreted value of $12.1 million.

6.       Accounts Receivable Transfers

During the nine months ended September 30, 2002 and 2001, the Company entered into certain transactions with banks and other financing organizations in Ireland, Sweden, Australia, Mexico and France with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"), which became effective for transactions occurring after March 31, 2001.

Net funds received from the sales of accounts receivable during the three months ended September 30, 2002 and 2001 totaled $55.0 million and $10.5 million, respectively, and during the nine months ended September 30, 2002 and 2001 totaled $150.0 million and $83.2 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $0.3 million and $0.7 million during the three months ended September 30, 2002 and 2001, respectively, and $1.5 million and $2.6 million during the

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

6.   Accounts Receivable Transfers

nine months ended September 30, 2002 and 2001, respectively, and were recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In limited circumstances, related primarily to payment disputes regarding the Company's performance in the original transactions, the Company may be required to repurchase the corresponding accounts receivable sold.

7.   Contract Financing Receivable

The Company offers financing of inventory and receivables to certain network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company manages and finances accounts receivable and inventories for these customers. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables." In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements. At September 30, 2002 and December 31, 2001, contract financing receivables of $24.1 million and $60.4 million, respectively, were secured by $8.6 million and $23.8 million, respectively, of wireless products located at the Company's facilities. In addition, at September 30, 2002 and December 31, 2001, the Company had $26.9 million and $45.5 million, respectively, in vendor payables related to purchases made for these arrangements which it considers to be the unfunded portion of these receivables.

The Company's contract financing activities are provided to network operators and their authorized dealer agents and wireless equipment manufacturers located primarily throughout the United States. Decisions to grant credit under these arrangements are generally at the discretion of the Company, are made within guidelines established by the network operators and wireless equipment manufacturers and are subject to the Company's normal credit granting and ongoing credit evaluation process.

8.   Lines of Credit and Long-term Debt

On March 11, 1998, the Company completed the issuance of Convertible Notes with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

8.   Lines of Credit and Long-term Debt (continued)

On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. The Company repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized an extraordinary gain, net of tax, on the repurchases of approximately $10.0 million. During the first quarter of 2001, the Company repurchased the remaining 36,000 Convertible Notes under the plan for approximately $10.1 million (at an average cost of $281 per Convertible
Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share).

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. During the second quarter of 2002, the Company repurchased 52,967 of its outstanding Convertible Notes for approximately $15.2 million (at an average purchase price of $287 per Convertible Note). These repurchases were funded by working capital. These transactions resulted in an extraordinary gain of approximately $7.5 million ($0.94 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. During the third quarter of 2002, the Company repurchased another 162,706 of its outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $54.0 million (at an average cost of $332 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Capital Corporation and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $18.7 million ($2.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. Additional repurchases, if any, may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. No assurance can be given that the Company will repurchase any additional Convertible Notes under this plan or otherwise. The Company has the right, subject to certain limitations, to fund the repurchases of the Convertible Notes from borrowings under its North America revolving credit facility (discussed below). However, no assurance can be given that the Company will repurchase any Convertible Notes in such a manner. As of September 30, 2002, the remaining 34,327 Convertible Notes had an accreted book value of approximately $18.6 million or $542 per Convertible Note. Between October 1, and November 8, 2002, the Company repurchased an additional 12,395 Convertible Notes using internally generated cash for a total cost of $5.8 million ($472 per Convertible Note), with an accreted value of $6.7 million ($544 per Convertible Note). Currently, there are 21,932 Convertible Notes outstanding with an accreted value of $11.9 million and on March 11, 2003, holders of the outstanding Convertible Notes may require the Company to repurchase them at the accreted value of $12.1 million.

The $22 million face value of the remaining Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 2.730 shares of common stock per $1,000 face value note, for an aggregate of 59,874 shares of common stock. The noteholders also may require the Company to purchase the notes on the fifth, tenth and fifteenth anniversary date of the issuance of the notes. The five-year anniversary is March 11, 2003. The Company has the option to pay the purchase price

                               BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

8.   Lines of Credit and Long-term Debt (continued)

in cash or subject to certain requirements and conditions, common stock or, a combination thereof. The Company is required to elect the method in which it will satisfy this potential obligation on or about February 11, 2002. If the Company is able and chooses to utilize common stock to satisfy all or a portion of this potential obligation, the number of shares issued may be significant and could significantly dilute the ownership interests of the Company's common stockholders. The number of shares that would be issued to holders of the Convertible Notes, if the Company is able and chooses to use only common stock and no cash to purchase the Convertible Notes, would be the $12.1 million accreted value of the Convertible Notes at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date. Because the noteholders have the ability to require the Company to repurchase the Convertible Notes within less than a year from September 30, 2002, the Convertible Notes have been classified as a current liability in the Consolidated Balance Sheets at September 30, 2002.

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

The Revolver replaces the Company's former Bank One multicurrency facility, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $90 million and bears interest, at the Borrowers' option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrowers' assets in North America. The Company also has pledged the capital stock of certain of its subsidiaries as collateral for the Revolver. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to the Company and other payments outside the normal course of business, as well as prohibit the Company from amending the terms of the Convertible Notes without the prior written consent of GE Capital. On September 27, 2002, the Revolver was amended primarily in order to remove the negative covenant that related to Standard & Poor's rating of Brightpoint, Inc. and replace it with another covenant pursuant to which the Company must maintain a tangible net worth, as defined in the amendment, of at least $75 million. The provisions of the Revolver are such that if the Company's borrowing availability falls below $20 million, the Company is then subject to a minimum fixed charge coverage ratio as defined in the Revolver and a requirement to maintain a borrowing availability of $10 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination of the Company's distribution agreement in the United States with Nokia Inc., (ii) a change in control of the Company, (iii) failure to maintain a tangible net worth, subject to certain adjustments, of at least $75 million, (iv) the borrowing availability under the Revolver falling below $10 million or (v) the violation of the fixed charge

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

8.   Lines of Credit and Long-term Debt (continued)

coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

Subject to certain restrictions and limitations set forth in the Revolver, the Company may use certain proceeds under the Revolver to repurchase its outstanding Convertible Notes. At September 30, 2002, there was $15.0 million outstanding under the Revolver at an interest rate of approximately 6.0%. The Company did not meet certain financial covenant requirements to draw upon the $20 million minimum unused borrowing availability, therefore, the Company's effective availability at September 30, 2002 was $7.3 million.

During 2001, one of the Company's subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility had borrowing availability of up to approximately 6.9 million Euros (approximately $6.9 million U.S. Dollars), was guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bore interest at EURIBOR plus 2.5%. At December 31, 2001, the interest rate was approximately 5.8%. At December 31, 2001, there was $6.1 million outstanding under this facility. During the third quarter of 2002, this facility was terminated by the respective parties and Brightpoint (France) SARL and Natexis Banque entered into an agreement whereby Natexis Banque will purchase certain accounts receivable without recourse from Brightpoint (France) SARL. See Note 6 to the Consolidated Financial Statements.

Also, during 2001, another of the Company's subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars (approximately $5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95% to 3.25%. At September 30, 2002 and December 31, 2001, the interest rate was approximately 10.4% and 8.9%, respectively. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At September 30, 2002, $3.7 million was outstanding under this facility and at December 31, 2001 there was approximately U.S. $4.2 million outstanding under this facility. During the third quarter of 2002, Westpac Banking Corporation notified Brightpoint Australia Pty Ltd that it desired to terminate this facility in the fourth quarter of 2002. Brightpoint Australia Pty Ltd is in negotiations with an alternative lender to provide financing for its operations. There can be no assurance that Brightpoint Australia Pty Ltd will obtain alternative financing. The termination of this facility in the fourth quarter of 2002 is not expected to have a material adverse affect on the financial position of the Company.

Another of the Company's subsidiaries, Brightpoint Sweden Aktiebolag, has a short-term line of credit facility with SEB. The facility had borrowing availability of up to $15 million Swedish Krona (approximately $1.6 million U.S. Dollars) and bears interest at 5.0%. The facility is supported by a guarantee provided by the Company. At September 30, 2002, $1.2 million was outstanding under this facility and at December 31, 2001, there were no amounts outstanding under this facility.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

8.   Lines of Credit and Long-term Debt (continued)

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 2 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities which were supported by two cash-secured letters of credit totaling approximately $10 million issued by the Company. The Company sold its remaining interests in Brightpoint China Limited in April of 2002 and, consequently, both of the cash-secured letters of credit supporting these facilities were released.

9.   Operating Segments

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

The Company evaluates the performance of, and allocates resources to, these segments based on income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, during the fourth quarter of 2001 the Company implemented a restructuring plan that provided for selling or otherwise disposing of certain operations. In January of 2002, the Company adopted SFAS No. 144 which changed the presentation of discontinued operations. See Notes 1 and 2 to the Consolidated Financial Statements for further discussion. A summary of the Company's operations by segment is presented below (in thousands):



                                         2002                                            2001
                       ------------------------------------------      -----------------------------------------
                                                 INCOME (LOSS)                                  INCOME (LOSS)
                         REVENUES FROM          FROM CONTINUING          REVENUES FROM         FROM CONTINUING
                       EXTERNAL CUSTOMERS         OPERATIONS           EXTERNAL CUSTOMERS        OPERATIONS
                       ------------------      ------------------      ------------------     ------------------

THREE MONTHS ENDED
   SEPTEMBER 30:
The Americas           $          135,446      $            1,265      $          202,632     $              473
Asia-Pacific                      141,457                   1,943                  98,974                  1,912
Europe                             67,961                    (144)                 69,019                    586
                       ------------------      ------------------      ------------------     ------------------
                       $          344,864      $            3,064      $          370,625     $            2,971
                       ==================      ==================      ==================     ==================

NINE MONTHS ENDED
   SEPTEMBER 30:
The Americas           $          415,904      $           (8,038)     $          569,055     $           (5,574)
Asia-Pacific                      372,953                   4,454                 261,124                  6,262
Europe                            179,709                  (4,454)                193,836                  1,629
                       ------------------      ------------------      ------------------     ------------------
                       $          968,566      $           (8,038)     $        1,024,015     $            2,317
                       ==================      ==================      ==================     ==================


                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

9.   Operating Segments (continued)



                          SEPTEMBER 30,     DECEMBER 31,
                              2002             2001
                         -------------     -------------
TOTAL SEGMENT ASSETS:
The Americas (1) (2)     $     212,531     $     402,030
Asia-Pacific (2)                67,036            98,539
Europe (2)                      70,555           108,851
                         -------------     -------------
                         $     350,122     $     609,420
                         =============     =============



(1)  Includes assets of the Company's corporate operations.
(2) Includes assets held for sale or disposal of discontinued operations at September 30, 2002.

10.  Contingencies

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

10.  Contingencies (continued)

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

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission ("SEC") in connection with an investigation including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's directors, officers and employees have provided testimony to the SEC. The staff of the SEC may subpoena additional testimony of certain of the Company's directors, officers or employees.

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

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements and the Company's By-laws, the Company has reimbursed certain former officers for certain personal legal expenses in the amount of $137,000 and may in the future reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

11.  Subsequent Event

In October of 2002, the Company announced that it and certain of its subsidiaries had completed the sale of certain operating assets of Brightpoint de Mexico, S.A. de C.V. and their respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V. Pursuant to the transaction the Company received cash consideration totaling approximately $1.7 million and a short-term promissory note from SIMM totaling approximately $1.1 million that is payable in November and December 2002. The repayment of the promissory note is guaranteed by Brightstar Corp. The Company expects to record a loss in the range of $4.5 million to $5.0 million relating to the sale of these operating assets during the fourth quarter of 2002. Additionally, the Company plans to initiate the liquidation of the remaining assets and liabilities of its Mexican operations during the fourth quarter of 2002 and may receive a tax benefit of $1.4 million upon dissolution of the related legal entities. The losses and the results of operations of Brightpoint Mexico will be classified as a part of discontinued operations in the Company's consolidated statement of operations beginning in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations. See Note 1 to the Consolidated Financial Statements included in this report for information regarding our critical accounting policies. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2001.

On June 26, 2002 our shareholders approved a 1-for-7 reverse split of our common stock. Per share amounts in this report for all periods presented have been adjusted to reflect this reverse stock split which was effective on June 27, 2002.

During the third quarter of 2002, we repurchased 162,706 of our 197,033 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by our Board of Directors on November 1, 2001, which allows us to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $54.0 million (at an average cost of $332 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Capital Corporation and our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., our primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $18.7 million ($2.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. After these repurchases, we had 34,327 Convertible Notes outstanding with an accreted value of $18.6 million ($542 per Convertible Note) as of September 30, 2002. See Note 8 to the Consolidated Financial Statements for further discussion. Between October 1, and November 8, 2002, we repurchased an additional 12,395 Convertible Notes using internally generated cash for a total cost of $5.8 million ($472 per Convertible Note), with an accreted value of $6.7 million ($544 per Convertible Note). Currently, there are 21,932 Convertible Notes outstanding with an accreted value of $11.9 million and on March 11, 2003, holders of the outstanding Convertible Notes may require us to repurchase them at the accreted value of $12.1 million.

During the third quarter of 2002, we and certain of our subsidiaries sold our respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team. Pursuant to the transaction, we received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at September 30, 2002 of $3.3 million. In addition, under the Sale and Purchase Agreement, we may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. There can be no assurance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)

that we will receive any additional proceeds. We recorded a loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $0.3 million. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by our former operations in the Middle East has been released and is classified as unrestricted. We will pay management fees, including performance-based bonuses, to the purchaser for providing management services relating to sales activities of Brightpoint Asia Limited which we retained pursuant to the transaction. This loss and the results of operations of our former Middle East operations are reflected in discontinued operations and prior periods have been reclassified accordingly.

During the second quarter of 2002, we completed the goodwill and other intangible asset impairment testing required by the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle, net of tax. Approximately $8.5 million of this charge related to the sale of Brightpoint China Limited to Chinatron Group Holdings Limited which was previously classified in discontinued operations in our March 31, 2002 financial statements and has now been reclassified to the cumulative effect of an accounting change as a part of the adoption of SFAS 142.

During the first and second quarters of 2002, we completed, through certain of our subsidiaries, the divestiture of our interests in Brightpoint China Limited to Hong Kong based Chinatron Group Holdings Limited ("Chinatron"). Pursuant to the transaction with Chinatron, we received preference shares in Chinatron with an aggregate face value of $21 million. As of June 30, 2002, the preference shares had an estimated fair market value of approximately $10.3 million. As more fully discussed in Note 3 to the Consolidated Financial Statements, we recorded an impairment charge during the third quarter of 2002 of $8.3 million relating to our investment in Chinatron preference shares. This impairment charge was based on the results of an independent valuation of our investment precipitated by material changes in our interest in Chinatron. As a result of these changes, our preference shares in Chinatron are now convertible into Chinatron ordinary shares representing less than a 1% interest in Chinatron. We currently estimate that our total investment in Chinatron preference shares has a fair market value of approximately $2 million. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Revenue by Division (in thousands):

                                                   Three Months Ended
                  ------------------------------------------------------------------------------
                                                                                                   Change from      Change from
                  September 30,   Percent     September 30,    Percent      June 30,    Percent    Q3 2001 to Q3     Q2 2002 to
                     2002         of Total        2001         of Total       2002      of Total       2002            Q3 2002
                  -------------   --------    -------------    --------     --------    --------   -------------    ------------
The Americas      $     135,446         39%   $     202,632          54%    $133,865          43%            (33%)             1%
Asia-Pacific            141,457         41%          98,974          27%     119,788          38%             43%             18%
Europe                   67,961         20%          69,019          19%      59,975          19%             (2%)            13%
                  -------------   --------    -------------    --------     --------    --------   -------------    ------------
        Total     $     344,864        100%   $     370,625         100%    $313,628         100%             (7%)            10%
                  =============   ========    =============    ========     ========    ========   =============    ============

Revenue in the quarter ended September 30, 2002, decreased 7% compared to the third quarter of 2001 and increased 10% from the second quarter of 2002. Revenue in the Americas division during the third quarter of 2002 declined 33% compared to the third quarter of 2001 and increased slightly compared to the second quarter of 2002 as we experienced lower demand for our products and services due primarily to lower demand in the dealer/agent and retail channels. The revenue declines in the Americas and Europe divisions, in the third quarter of 2002 as compared to the third quarter of 2001, were partially offset by an increase in revenue in our Asia-Pacific division, in particular, our Brightpoint Asia Limited business, managed by Persequor Limited. The increase in revenues during the third quarter of 2002 for the Europe division when compared to the second quarter of 2002 was primarily the result of increased demand in Sweden (including its Norway branch office which initiated operations late in the second quarter of 2002) and Ireland resulting from selective promotions by certain network operators.



                                            Nine Months Ended
                  --------------------------------------------------------------------
                  September 30,      Percent of        September 30,      Percent of
                       2002             Total              2001              Total             Change
                  -------------     -------------      -------------     -------------      -------------
The Americas      $     415,904                43%     $     569,055                56%               (27%)
Asia-Pacific            372,953                39%           261,124                25%                43%
Europe                  179,709                18%           193,836                19%                (7%)
                  -------------     -------------      -------------     -------------      -------------
        Total     $     968,566               100%     $   1,024,015               100%                (5%)
                  =============     =============      =============     =============      =============

Revenue for the nine months ended September 30, 2002 declined 5% compared to the comparable prior period due to lower demand for our products and services in our Americas and Europe divisions resulting from slower growth in new wireless subscribers and lower demand for replacement handsets. In addition, we continue to experience a general reduction in handset subsidies and in the number of promotional programs sponsored by network operators in these divisions, which results in lower demand for our products and services. The revenue declines resulting from lower demand for our products and services in the Americas and Europe divisions, in the nine months ended September 30, 2002, were partially offset by increases in revenue in our Asia-Pacific division, in particular, Brightpoint Asia Limited, our Hong Kong based export sales business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)

Revenue by Service Line (in thousands):


                                                                 Three Months Ended
                             ---------------------------------------------------------------------------
                             September 30,  Percent     September 30,  Percent     June 30,   Percent     Q3 2001 to     Q2 2002 to
                                  2002      of Total        2001       of Total      2002     of Total      Q3 2002        Q3 2002
                             -------------  --------    -------------  --------    --------   --------    -----------    ----------
Sales of wireless handsets   $     278,030        81%   $    303,632         82%   $249,615         80%            (8%)          11%
Accessory programs                  24,655         7%         33,904          9%     24,679          8%           (27%)          **
Integrated logistics
services                            42,179        12%         33,089          9%     39,334         12%            27%            7%
                             -------------  --------    ------------   --------    --------   --------    -----------    ----------
        Total                $     344,864       100%   $    370,625        100%   $313,628        100%            (7%)          10%
                             =============  ========    ============   ========    ========   ========    ===========    ==========


** Less than 1%

Compared to the second quarter of 2002, we experienced an increase in revenues from wireless handset sales in the third quarter of 2002 due to increased volumes in the Asia-Pacific and Europe divisions. When compared to the third quarter of 2001, revenues from wireless handset sales decreased due to the factors affecting worldwide demand for wireless handsets discussed previously. Compared to the second quarter of 2002 and the third quarter of 2001, we experienced decreased revenue from accessory programs, particularly in the Americas division. Many handsets now include accessories bundled with the product that would have previously been sold separately. This has diminished overall demand for unbundled accessories. When compared to the second quarter of 2002 and the third quarter of 2001, the increase in integrated logistics services revenues during the third quarter of 2002 reflects increased revenue from our services related to prepaid wireless in Sweden and the addition of new logistics services customers in certain markets.

                                                             Nine Months Ended
                                  --------------------------------------------------------------------
                                   September 30,      Percent          September 30,       Percent
                                       2002           of Total             2001            of Total            Change
                                  -------------     -------------      -------------     -------------      -------------
Sales of wireless handsets        $     768,254                79%     $     816,025                80%                (6%)
Accessory programs                       80,559                 8%           110,756                11%               (27%)
Integrated logistics services           119,753                13%            97,234                 9%                23%
                                  -------------     -------------      -------------     -------------      -------------
        Total                     $     968,566               100%     $   1,024,015               100%                (5%)
                                  =============     =============      =============     =============      =============



Revenue from wireless handset sales for the nine months ended September 30, 2002 declined 6% compared to the comparable prior period due to the lower worldwide demand in 2002 discussed previously. The decrease in accessory program revenues in the first nine months of 2002 when compared to the first nine months of 2001 was due to the increase in bundling of accessories with handsets by handset manufacturers, which has reduced demand for unbundled accessories. The increase in integrated logistics services revenues during the nine months ended September 30, 2002 compared to the same period in 2001 reflects the addition of new significant logistics services customers in certain markets and increased revenue from our services related to prepaid wireless in Sweden.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

                             Three Months Ended               Nine Months Ended                   Percent Change
              ------------------------------------------   -----------------------------   --------------------------------------
                 September 30,  September 30,   June 30,   September 30,   September 30,   Q3 2001 to   Q2 2002 to    YTD 2002 to
(In thousands)       2002           2001          2002         2002            2001          Q3 2002      Q3 2002       YTD 2001
---------------------------------------------------------------------------------------------------------------------------------
Gross profit     $    21,126    $    21,685    $  14,268   $    50,989     $    53,893         (3%)         48%            (5%)
Gross margin             6.1%           5.9%         4.5%          5.3%            5.3%
---------------------------------------------------------------------------------------------------------------------------------

Gross profit for the third quarter of 2002, decreased 3% when compared to the third quarter of 2001 and increased 48% when compared to the second quarter of 2002. Gross margin was 6.1% for the third quarter of 2002 compared to gross margins of 5.9% for the third quarter of 2001 and 4.5% for the second quarter of 2002. The increase in gross margin during the third quarter of 2002 when compared to the third quarter of 2001 is primarily due to improved gross margins in the Americas division particularly North America partially offset by a decrease in gross margins in the Asia-Pacific division. The divisional changes were primarily the result of changes in the mix of total revenue between higher margin integrated logistics services and lower margin handset sales. The increase in gross margin during the third quarter of 2002 when compared to the second quarter of 2002 was attributable to: i) the recognition of a one-time loss in the second quarter of 2002 related to a purchase obligation to an accessory vendor, ii) a reduction in excess and obsolescence costs in the third quarter of 2002 and iii) improved pricing management, sales mix planning, inventory planning and operational efficiencies during the third quarter of 2002. For the nine months ended September 30, 2002, the decreases in gross profit when compared to the nine months ended September 30, 2001 was the result of the lower revenue levels in 2002. Gross margin for the nine months ended September 30, 2002 was flat at 5.3% with the comparable prior period, however, both periods were affected by different one-time charges discussed previously.

Selling, General and Administrative Expenses

                                   Three Months Ended               Nine Months Ended                   Percent Change
               -----------------------------------------------  -----------------------------  -------------------------------------
                       September 30,  September 30,   June 30,  September 30,   September 30,  Q3 2001 to   Q2 2002 to   YTD 2002 to
(In thousands)             2002           2001          2002        2002            2001         Q3 2002      Q3 2002      YTD 2001
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative
   expenses            $     18,062   $     18,714   $  21,142   $    59,027     $    51,576        (3%)        (15%)         14%

As a percent of revenue         5.2%           5.0%        6.7%          6.1%            5.0%
------------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses decreased $3.1 million, or 15% from the second quarter of 2002 to $18.1 million. SG&A expenses for the same period of 2001 were $18.7 million. The decrease in SG&A compared to the third quarter of 2001 was primarily the result of the decreased sales activity in 2002. As a percent of revenue, SG&A expenses declined to 5.2% as compared to the second quarter 2002 SG&A expense of 6.7%. SG&A expenses include one-time charges of $0.6 million and $1.5 million, in the third and second quarters of 2002, respectively. One-time charges in the third quarter of 2002 pertain primarily to the relocation of our corporate offices with our North America headquarters and severance costs related to restructuring a merchandising inventory business line within our German operations. One-time charges in the second quarter of 2002 pertained to the severances of our former Chief Financial Officer and employees in worldwide cost reduction measures. The improvement in SG&A expenses during the third quarter 2002 was driven by cost reduction action taken in the second quarter of 2002, tight controls on expenses, and the effect of a higher revenue base. For the nine months ended September 30, 2002, SG&A expenses increased 14% from the comparable prior period. These increases are due primarily to the one-time severance items discussed above and to increased corporate and overhead costs, including legal, accounting and other professional fees related to regulatory investigations and on-going litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Income (Loss) from Continuing Operations

                                                 Three Months Ended                                Nine Months Ended
                                 -----------------------------------------------------    ----------------------------------
                                 September 30,      September 30,        June 30,          September 30,       September 30,
(In thousands)                       2002                2001              2002                 2002               2001
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from     $       3,064      $       2,971      $      (6,874)      $      (8,038)      $       2,317
   continuing operations
As a percent of revenue                    0.9%               0.8%              (2.2%)              (0.8%)               0.2%
----------------------------------------------------------------------------------------------------------------------------


For the third quarter of 2002, we generated operating income from continuing operations of $3.1 million compared to operating income from continuing operations of $3.0 million in the third quarter of 2001 and operating losses of $6.9 million in the second quarter of 2002. The higher operating income from continuing operations in the third quarter of 2002 when compared to the second quarter of 2002 was due to the increase in revenue and gross margin and the decrease in SG&A discussed above. When compared to the third quarter of 2001, the higher operating income from continuing operations in the third quarter of 2002 was the result of higher gross margin and lower SG&A partially offset by the decline in revenue. The operating loss from continuing operations for the nine months ended September 30, 2002 compared to the same period of 2001 increased due to the reduction in revenue and the increase in SG&A.

Impairment of Long-term Investment

During the third quarter of 2002, we recorded an investment impairment charge of $8.3 million, or $1.04 per share (there are no tax benefits anticipated from this charge) with regards to our ownership of $21 million face value Class B Preference Shares in Chinatron by reducing the carrying value from $10.3 million to $2 million. During the third and fourth quarters of 2002, for liquidity reasons, we elected not to participate in two financing rounds and agreed to change the terms of the Preference Shares which would materially reduce our ownership interest if we were to convert the Preference Shares to ordinary shares. An independent nationally recognized valuation firm estimated the fair market value of the investment and, as a result, we adjusted the carrying value accordingly and treated these events as a permanent impairment as of September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Income (Loss) from Continuing Operations

                                                    Three Months Ended                               Nine Months Ended
                                   ----------------------------------------------------     -----------------------------------
                                   September 30,       September 30,        June 30,         September 30,       September 30,
(In thousands)                         2002                2001               2002                2002                2001
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing     $      (7,524)      $         434      $      (6,954)      $     (20,344)      $      (2,944)
   operations
As a percent of revenue                    (2.2%)               0.1%              (2.2%)              (2.1%)              (0.3%)
-------------------------------------------------------------------------------------------------------------------------------


The increased losses from continuing operations for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 and the three months ended June 30, 2002 was primarily attributable to the factors discussed above in the analyses of revenue, gross margin, SG&A and impairment of long-term investment. Loss per diluted share from continuing operations was $0.94 for the third quarter of 2002 compared to income per diluted share from continuing operations of $0.06 in the third quarter of 2001 and loss per diluted share from continuing operations of $0.87 in the second quarter of 2002. For the nine months ended September 30, 2002 and 2001, loss per diluted share from continuing operations was $2.55 and $0.37, respectively.

On a pro forma basis (excluding the impairment loss on our Chinatron investment), income from continuing operations for the third quarter of 2002 would have been $0.8 million compared to income from continuing operations of $0.4 million in the third quarter of 2001 and loss from continuing operations of $7.0 million for the second quarter of 2002. Pro forma income per diluted share from continuing operations would have been $0.10 for the third quarter of 2002 compared to income per diluted share from continuing operations of $0.06 in the third quarter of 2001 and loss per diluted share from continuing operations of $0.87 in the second quarter of 2002. A reconciliation of pro forma income from continuing operations to income (loss) from continuing operations in accordance with accounting principles generally accepted in the United States ("GAAP") is as follows:

Reconciliation of Pro Forma Amounts to GAAP
  (U.S. Dollars, in thousands)

                                                            Three Months Ended           Nine Months Ended
                                                                September 30               September 30
                                                         ------------------------     ------------------------
                                                            2002          2001          2002           2001
                                                         ---------      ---------     ---------      ---------
Income (loss) from continuing operations - GAAP
    presentation                                         $  (7,524)     $     434     $ (20,344)     $  (2,944)
Impairment loss on long-term investment                      8,305             --         8,305             --
                                                         ---------      ---------     ---------      ---------

Income (loss) from continuing operations - Pro Forma
    presentation                                         $     781      $     434     $ (12,039)     $  (2,944)
                                                         =========      =========     =========      =========

Per Share Amounts:

Income (loss) from continuing operations - GAAP
     presentation                                        $  (0.94)      $   0.06      $   (2.55)     $   (0.37)

Impairment loss on long-term investment                      1.04              --          1.04             --
                                                         ---------      ---------     ---------      ---------
Income (loss) from continuing operations - Pro Forma
     presentation                                        $    0.10      $    0.06     $   (1.51)     $   (0.37)
                                                         =========      =========     =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Discontinued Operations

During the third quarter of 2002, we and certain of our subsidiaries sold our respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team. Pursuant to the transaction, we received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at September 30, 2002 of $3.3 million. In addition, under the Sale and Purchase Agreement, we may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. There can be no assurance that we will receive any additional proceeds. We recorded a loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $0.3 million. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by our former operations in the Middle East has been released and is classified as unrestricted. We will pay management fees, including performance based bonuses, to the purchaser for providing management services relating to certain Brightpoint Asia Limited activities which we retained pursuant to the transaction. This loss and the results of operations of our former operations in the Middle East are reflected in discontinued operations and prior periods have been reclassified accordingly.

During the first quarter of 2002 we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). In connection with the required adoption of SFAS No. 144 we have reclassified to discontinued operations, for all periods presented, the results of operations and related charges for the business units (Brazil, Belgium, Holland, Jamaica, Miami, South Africa, Venezuela and Zimbabwe locations) that we discontinued or sold pursuant to our 2001 Restructuring Plan. Additionally, as a result of the transaction with Chinatron discussed above in the section entitled "Overview and Recent Developments," our former Brightpoint China Limited operations are also classified as discontinued operations. See Notes 1 and 2 to the Consolidated Financial Statements for further discussions regarding the adoption of SFAS No. 144 and our 2001 Restructuring Plan.

During the third quarter of 2002, aggregate losses in discontinued operations were approximately $1.6 million compared to $7.3 million in the third quarter of 2001 and $5.8 million in the second quarter of 2002. The aggregate loss in discontinued operations during the third quarter of 2002 was comprised primarily of the loss on disposal of our former Middle East operations discussed above. The aggregate loss in discontinued operations in the third quarter of 2001 includes a $3.4 million one-time charge resulting from the settlement of disputed amount due to us from a handset manufacturer with which we severed our relationship. For the second quarter of 2002, the loss in discontinued operations is primarily the result of further asset write-downs and closure costs pursuant to our 2001 restructuring plan and losses incurred from wind-up operations of discontinued entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Discontinued Operations (continued)

For the three and nine months ended September 30, 2002, discontinued operations experienced net losses of $0.4 million and $8.8 million, respectively, on revenue of $14 million and $84 million, respectively. For the three months ended September 30, 2002, these operations also experienced a net loss on disposal of discontinued operations of approximately $1.3 million. These aggregate losses include $0.5 million and $6.7 million in net losses during the three and nine months ended September 30, 2002, respectively, from wind-up operations of discontinued entities and other adjustments to amounts recorded pursuant to the 2001 Restructuring Plan totaling $2.1 million for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, our discontinued operations experienced a net loss of approximately $7.3 million and $8.4 million, respectively, on revenue of approximately $84 million and $216 million, respectively. To date, we have recorded approximately $38.6 million in charges during 2002 and 2001 relative to the actions called for by the 2001 Restructuring Plan. As of September 30, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, we expect to continue to record adjustments through discontinued operations as necessary.

Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2002, we completed the goodwill and other intangible asset impairment testing required by the adoption of SFAS 142. Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle. Approximately $8.5 million of this charge related to the sale of Brightpoint China Limited to Chinatron Group Holdings Limited which was previously classified in discontinued operations in our March 31, 2002 financial statements and has now been reclassified to the cumulative effect of an accounting change as a part of the adoption of SFAS 142. See Note 4 to the Consolidated Financial Statements for further discussion.

Extraordinary Gain on Debt Extinguishment

During the third quarter of 2002, we repurchased 162,706 of our 197,033 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by our Board of Directors on November 1, 2001, which allows us to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $54.0 million (at an average cost of $332 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Capital Corporation and our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., our primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $18.7 million ($2.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. As of September 30, 2002, the remaining 34,327 Convertible Notes had an accreted book value of approximately $18.6 million or $542 per Convertible Note.

During the second quarter of 2002, we repurchased 52,967 of our then outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Extraordinary Gain on Debt Extinguishment (continued)

The timing and amount of any additional repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. No assurance can be given that we will repurchase any additional Convertible Notes. See the section entitled "Liquidity and Capital Resources" below and Note 8 to the Consolidated Financial Statements for further information regarding the Convertible Notes.

During the first quarter of 2001, we repurchased 36,000 of our then outstanding Convertible Notes for approximately $10 million (an average cost of $281 per Convertible Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share).

Between October 1, and November 8, 2002, we repurchased an additional 12,395 Convertible Notes using internally generated cash for a total cost of $5.8 million ($472 per Convertible Note), with an accreted value of $6.7 million ($544 per Convertible Note). Currently, there are 21,932 Convertible Notes outstanding with an accreted value of $11.9 million and on March 11, 2003, holders of the outstanding Convertible Notes may require us to repurchase them at the accreted value of $12.1 million.

Net Income (Loss)

As a result of the factors, charges and gains discussed above, our net income for the third quarter of 2002 was $9.5 million, or $1.19 per diluted share, compared to net losses of $6.9 million, or $0.86 per diluted share, in the third quarter of 2001 and $5.2 million, or $0.65 per diluted share, for the second quarter of 2002. During the nine months ended September 30, 2002, we experienced a net loss of $43.7 million, or $5.47 per diluted share, compared to a net loss of $6.7 million, or $0.84 per diluted share, during the comparable period in 2001. These losses were due to the factors, charges and gains discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                           September 30, 2002     December 31, 2001
--------------------------------------------------------------------------------------------------
Cash and cash equivalents (includes restricted cash)     $           39,529     $           74,952
Working capital(1)                                       $           71,534     $          184,434
Current ratio(2)                                                     1.34:1                 1.61:1
--------------------------------------------------------------------------------------------------

(1) Total current assets, less total current liabilities, excluding our Convertible Notes, which were classified as a current liability at September 30, 2002.
(2) Does not include our Convertible Notes, which were classified as a current liability at September 30, 2002.

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at September 30, 2002 compared to December 31, 2001 is comprised primarily of the effect of decreases in cash and cash equivalents, accounts receivable, inventories and funded contract financing activities, partially offset by a decrease in accounts payable. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, repurchases of Convertible Notes (described below), if any, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

Net cash provided by operating activities was $42.6 million for the nine months ended September 30, 2002, as compared to $43.6 million in the comparable prior period. The slight decrease in 2002 was primarily the result of the increased net loss offset by improved working capital management. Additionally, as of September 30, 2002, average days revenue in accounts receivable were approximately 29 days, compared to approximately 36 days for the third quarter of 2001 and 34 days for the second quarter of 2002, respectively. During the third quarter of 2002, annualized inventory turns were 19 times compared to 12 times in the third quarter of 2001 and 15 times in the second quarter of 2002. Average days costs in accounts payable were 34 days for the third quarter of 2002, compared to 40 days for the third quarter of 2001 and 35 days for the second quarter of 2002, respectively. These changes combined to create a decrease in cash conversion cycle days to 14 days in the third quarter of 2002 from 27 days in the third quarter of 2001 and 23 days in the second quarter of 2002. This reduction was the result of our efforts to reduce accounts receivable and inventory levels during the quarter, the divestiture of our Middle East operations and the growth in our Brightpoint Asia Limited business managed by Persequor Limited. During the fourth quarter, which can be subject to seasonal increases in demand, we may experience increased levels in accounts receivable and inventory and therefore a cash conversion cycle of 14 days may not be sustainable.

Unrestricted cash and cash equivalents at September 30, 2002 decreased by approximately $30.5 million when compared to December 31, 2001 and pledged cash decreased by approximately $4.9 million at September 30, 2002 when compared to December 31, 2001. The reduction in unrestricted cash is primarily due to the repurchases of Convertible Notes during the quarter. The reduction in pledged cash is primarily the result of the elimination of certain cash-secured letters of credit pursuant to the divestitures of Brightpoint China Limited and our former Middle East operations.

The reduction in accounts receivable during the nine months ended September 30, 2002, was attributable to the decreased sales activity, successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations. During 2001 and the nine months ended September 30, 2002, we entered into certain transactions with financing organizations with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States. Net funds received from the sales of accounts receivable during the three months ended September 30, 2002 and 2001 totaled $55.0 million and $10.5 million, respectively, and during the nine months ended September 30, 2002 and 2001 totaled $150.0 million and $83.2 million, respectively. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold. In limited circumstances, related primarily to payment disputes regarding our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

At September 30, 2002, our allowance for doubtful accounts was $5.1 million compared to $6.3 million at December 31, 2001, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for the first nine months of 2002. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 and the first part of 2002 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, were subject to decreases in overall credit ratings and faced higher costs in obtaining capital. We believe this trend will continue for the remainder of 2002 and could have a material adverse effect on our financial position and results of operations. In connection with our on-going business activities, we intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

The decrease in inventories and corresponding increase in average inventory turns during the first nine months of 2002 are due primarily to a reduction in our inventory levels resulting from improved inventory level management and overall lower demand in 2002, which we expect to continue in certain markets during 2002. Additionally, during the first and second quarters of 2002, we recorded inventory valuation adjustments of approximately $4.1 million in Germany, Mexico and North America to adjust inventories to their estimated net realizable value based on current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channels and the lower-than-anticipated level of demand experienced in 2002. Significant portions of the impacted inventories were wireless accessories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables decreased to $24.2 million at September 30, 2002 from $60.4 million at December 31, 2001. In addition, we have vendor payables of $26.9 million and $45.5 million at September 30, 2002 and December 31, 2001, respectively that represent the unfunded portion of these contract financing receivables. The decrease in contract financing receivables is due to the overall lower demand being experienced by some of these customers and the conversion of certain of these customers to a consignment arrangement, whereby we do not finance the related inventory and accounts receivable. These receivables were secured at September 30, 2002 and December 31, 2001 by $8.6 million and $23.8 million, respectively, of wireless products located at our facilities. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements.

The reduction in accounts payable at September 30, 2002 when compared to December 31, 2001 is due primarily to the reduced business activity in the first nine months of 2002, including inventory purchases and the reduction in average days costs in accounts payable days. We rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the supplier's credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be entirely within our control, could have a material adverse effect on our operations. We have, from time to time, obtained extended payment terms from certain significant vendors at the end of each quarter. Consequently, our accounts payable and cash balances at quarter end may be higher than what is experienced throughout the quarter.

At September 30, 2002, net property and equipment decreased due primarily to the effect of the divestiture of Brightpoint China Limited and the Middle East operations and depreciation expense in excess of capital expenditures. Capital expenditures totaled $7.3 million in the first nine months of 2002. A significant decrease from the $22.3 million in capital expenditures for the nine months ended September 30, 2001.

The decrease in goodwill and other intangibles at September 30, 2002 as compared to December 31, 2001 is primarily the result of the non-cash impairment of approximately $40.7 million of goodwill and other intangibles recorded pursuant to our adoption of SFAS No. 142 effective January 1, 2002 and approximately $8.0 million of goodwill sold pursuant to the Chinatron transaction discussed previously. See Note 4 to the Consolidated Financial Statements for further discussion regarding our adoption of SFAS No. 142.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $4.6 million compared to net cash used by investing activities of $26.0 in the same period of 2001. The increase is due primarily to the decrease in our funded contract financing activities discussed above and a reduction in our capital expenditures of approximately $15.0 million from $22.3 million for the nine months ended September 30, 2001 to $7.3 million for the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On March 11, 1998, we completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 ("Convertible Notes") with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all of our existing and future senior indebtedness and all other liabilities, including trade payables of our subsidiaries. The Convertible Notes resulted in gross proceeds of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under our revolving credit facility and to invest in highly liquid, short-term investments pending use in operations. On October 30, 2000, we announced that our Board of Directors had approved a plan under which we could repurchase up to 130,000 Convertible Notes. We repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized an extraordinary gain, net of tax, on the repurchases of approximately $10.0 million. During the first quarter of 2001, we repurchased 36,000 Convertible Notes for approximately $10.1 million (at an average cost of $281 per Convertible Note), resulting in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share). As of March 31, 2001, our plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, we announced that our Board of Directors had approved another plan under which we may repurchase the remaining 250,000 Convertible Notes. During the second quarter of 2002, we repurchased 52,967 outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $15.2 million (at an average cost of $287 per Convertible Note) and was funded by working capital. These transactions resulted in an extraordinary gain, net of tax, of approximately $7.5 million ($0.94 per diluted share). During the third quarter of 2002, we repurchased 162,706 of our outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $54.0 million (at an average cost of $332 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Capital Corporation and our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., our primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $18.7 million ($2.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments.

After these repurchases, we had 34,327 Convertible Notes outstanding with an accreted value of $18.6 million ($542 per Convertible Note) as of September 30, 2002. In the fourth quarter of 2002, we repurchased an additional 12,395 Convertible Notes using internally generated cash for a total cost of $5.8 million ($472 per Convertible Note), with an accreted value of $6.7 million ($544 per Convertible Note). Currently, there are 21,932 Convertible Notes outstanding with an accreted value of $11.9 million and on March 11, 2003, holders of the outstanding Convertible Notes may require us to repurchase them at the accreted value of $12.1 million. Further repurchases, if any, may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of repurchases, if any, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions. We have the right, subject to certain limitations, to fund the repurchases of the Convertible Notes from borrowings under our North America revolving credit facility (discussed below). However, no assurance can be given that we will repurchase any Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The $22 million face value of the Convertible Notes is convertible at the option of the holder any time prior to maturity. These notes are convertible at the rate of 2.730 shares of common stock per $1,000 face value note, for an aggregate of 59,874 shares of common stock. The noteholders also may require us to purchase the Convertible Notes on the fifth, tenth and fifteenth anniversary date of their issuance. The five-year anniversary is March 11, 2003. We have the option to pay the purchase price in cash or subject to certain requirements and conditions, common stock or a combination thereof. We are required to elect the method in which it will satisfy this potential obligation on or about February 11, 2002. If we are able and choose to utilize common stock to satisfy all or a portion of this potential obligation, the number of shares issued may be significant and could significantly dilute the ownership interests of our common stockholders. The number of shares that would be issued to holders of the Convertible Notes, if we are able and choose to use only common stock and no cash to purchase the notes, would be the $12.1 million accreted value of the Convertible Notes at the five-year anniversary date divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five-year anniversary date. Because the noteholders have the ability to require us to repurchase the Convertible Notes within less than a year from September 30, 2002, the Convertible Notes have been classified as a current liability in the Consolidated Balance Sheets at September 30, 2002.

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

The Revolver replaces our former Bank One multicurrency facility, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $90 million and bears interest, at the Borrowers' option, at the prime rate plus 1.25% or LIBOR plus 2.75%, for the first twelve months and those rates may be periodically adjusted thereafter based on certain financial measurements. The Revolver is guaranteed by Brightpoint, Inc. and is secured by all of the Borrowers' assets in North America. Borrowing availability under the Revolver is based primarily on a percentage of eligible accounts receivable and inventory. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to us and other payments outside the normal course of business, as well as prohibit us from amending the terms of the Convertible Notes without the prior written consent of GE Capital. On September 27, 2002, the Revolver was amended primarily in order to remove the negative covenant that related to Standard & Poor's rating of Brightpoint, Inc. and replace it with another covenant pursuant to which the Company must maintain a tangible net worth, as defined in the amendment, of at least $75 million. The provisions of the Revolver are such that if our borrowing availability falls below $20 million, we are then subject to a minimum fixed charge coverage ratio as defined in the Revolver and a requirement to maintain borrowing availability of $10 million. Any of the following events could cause us to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our distribution agreement in the United States with Nokia Inc., (ii) a change in control of Brightpoint, Inc.,
(iii) failure to maintain a tangible net worth, subject to certain adjustments, of at least $75 million, (iv) the borrowing availability under the Revolver falling below $10 million or (v) the violation of the fixed charged coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

Subject to certain restrictions, we may use proceeds under the Revolver to repurchase our outstanding Convertible Notes. At September 30, 2002, there was $15 million outstanding under the Revolver. We did not meet certain financial covenant requirements to draw upon the $20 million minimum unused borrowing availability, therefore, our effective availability at September 30, 2002 was $7.3 million.

During 2001, one of our subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility had borrowing availability of up to approximately 6.9 million Euros (approximately $6.9 million U.S. Dollars), was guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bore interest at EURIBOR plus 2.5%. At December 31, 2001, the interest rate on this facility was approximately 5.8%. At December 31, 2001, there was $6.1 million outstanding under this facility. During the third quarter of 2002, this facility was terminated by the respective parties and Brightpoint (France) SARL and Natexis Banque entered into an agreement whereby Natexis Banque will purchase certain accounts receivable without recourse from Brightpoint (France) SARL. See Note 6 to the Consolidated Financial Statements. Also, during 2001, another of our subsidiaries, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which is due on demand, has borrowing availability of up to $10 million Australian Dollars (approximately $5.1 million U.S. Dollars) and bears interest at Westpac's base overdraft rate plus 1.95% to 3.25%. At September 30, 2002 and December 31, 2001, the interest rate was approximately 10.4% and 8.9%, respectively. The facility is secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and is guaranteed by Brightpoint, Inc. At September 30, 2002, $3.7 million was outstanding under this facility and at December 31, 2001, there was approximately U.S. $4.2 million outstanding under this facility. During the third quarter of 2002, Westpac Banking Corporation notified Brightpoint Australia Pty Ltd that it desired to terminate this facility in the fourth quarter of 2002. Brightpoint Australia Pty Ltd is in negotiations with an alternative lender to provide financing for its operations. There can be no assurance that Brightpoint Australia Pty Ltd will obtain alternative financing. The termination of this facility in the fourth quarter of 2002 is not expected to have a material adverse affect on our financial position. Another of our subsidiaries, Brightpoint Sweden Aktiebolag, has a short-term line of credit facility with SEB. The facility had borrowing availability of up to $15 million Swedish Krona (approximately $1.6 million U.S. Dollars) and bears interest at 5.0%. The facility is supported by a guarantee provided by us. At September 30, 2002, $1.2 million was outstanding under this facility and at December 31, 2001, there were no amounts outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 2 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities which were supported by two cash-secured letters of credit totaling approximately $10 million that we issued. We sold our remaining interests in Brightpoint China Limited in April of 2002 and, consequently, both of the cash-secured letters of credit supporting these facilities were released.

Net cash used by financing activities during the nine months ended September 30, 2002 increased when compared to same period in 2001 due to the repurchases of Convertible Notes during the third quarter of 2002 as discussed above.

The decrease in stockholders' equity from December 31, 2001 to September 30, 2002 of $43.2 million resulted primarily from the net loss for the nine months ended September 30, 2002 of $43.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64 Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January of 2003, we expect that we will be required to classify any gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on us.

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

SUBSEQUENT EVENT

In October of 2002, we and certain of our subsidiaries completed the sale of certain operating assets of Brightpoint de Mexico, S.A. de C.V. and our respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V. Pursuant to the transaction we received cash consideration totaling approximately $1.7 million and a short-term promissory note from SIMM totaling approximately $1.1 million that is payable in November and December 2002. The repayment of the promissory note is guaranteed by Brightstar Corp. We expect to record a loss in the range of $4.5 million to $5.0 million relating to the sale of these operating assets during the fourth quarter of 2002. Additionally, we plan to initiate the liquidation of the remaining assets and liabilities of our Mexican operations during the fourth quarter of 2002 and may receive a tax benefit of $1.4 million upon dissolution of the related legal entities. The losses and the results of operations of Brightpoint Mexico will be classified as a part of discontinued operations in our consolidated statement of operations beginning in the fourth quarter of 2002.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2002 would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at September 30, 2002.

A substantial portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a negative impact on our results of operations for the nine months ended September 30, 2002, due to the aggregate losses experienced in our foreign operations. At September 30, 2002, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

EQUITY PRICE RISKS

We have issued zero-coupon, subordinated, convertible notes ("Convertible Notes"). The Convertible Notes have an accreted value at September 30, 2002 of approximately $18.6 million (approximately $542 per Convertible Note). The holders of the Convertible Notes may cause us to repurchase the Convertible Notes on March 11, 2003, at the accreted value at that date for cash or subject to certain requirements and conditions, common stock or a combination thereof. The accreted value at March 11, 2003 will be approximately $553 per Convertible Note.

If we are able and choose to use common stock to satisfy all of or a portion of this potential obligation, the number of shares to be issued will be directly affected by the market price of the common stock on the five trading days prior to the three trading days before March 11, 2003. The number of shares that would be issued to satisfy this potential obligation if we are able and choose to utilize only common stock would be calculated as the total number of Convertible Notes outstanding (21,932 as of November 7, 2002) multiplied by the accreted value per Convertible Note at March 11, 2003 (approximately $553 per Convertible
Note) divided by the average sales price of the common stock for the five trading day period prior to the three trading days before the five year anniversary date. If common stock is used to satisfy this potential obligation, it could result in significant dilution to the holders of our common stock.

We have, and may from time to time in the future, repurchase Convertible Notes depending on many factors including but not limited to, the availability of capital, the prevailing market price of the Convertible Notes and overall market conditions, however, no assurance can be given that we will repurchase any Convertible Notes.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission ("SEC") in connection with an investigation including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's directors, officers and employees have provided testimony to the SEC. The staff of the SEC may subpoena additional testimony of certain of the Company's directors, officers or employees.

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

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements and the Company's By-laws, the Company has reimbursed certain former officers for certain personal legal expenses in the amount of $137,000 and may in the future reimburse them for their personal legal expenses arising from certain pending litigation and regulatory matters.

Item 5.        Other Information

The Company's Audit Committee has approved the provision by the Company's external auditor, Ernst & Young, of the non-audit service of rendering tax advice. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits

         (a)      Exhibits
                  --------

                  The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 49 of this report.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed a Current Report on Form 8-K for the event dated September 27, 2002 under Item 5 to report that the Company repurchased an additional 132,381 of its 166,708 outstanding convertible, subordinated, zero-coupon Convertible Notes due 2018.

                  The Company filed a Current Report on Form 8-K for the event dated September 23, 2002 under Item 5 to report that the Company repurchased an additional 30,325 of its 197,033 outstanding convertible, subordinated, zero-coupon Convertible Notes due 2018.

     (b) Reports on Form 8-K (continued)

         The Company filed a Current Report on Form 8-K for the event dated August 30, 2002 under Item 5 to report that the Company and certain of its subsidiaries completed the sale of their respective interests in Brightpoint Middle East FZE and its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited.

         The Company filed a Current Report on Form 8-K for the event dated August 21, 2002 under Item 5 to report that Rollin M. Dick had resigned, effective immediately, his positions as a director and member of the Company's Audit and Executive Committees and, Jerre L. Stead, a current member of the Board of Directors and Audit Committee, has been appointed to serve as the interim Chairman of the Audit Committee.

         The Company filed a Current Report on Form 8-K for the event dated August 14, 2002 under Item 9 to furnish the Statements Under Oath of its Principal Executive Officer, Robert J. Laikin, and Principal Financial Officer, Frank Terence, Regarding Facts and Circumstances Relating to Exchange Act Filings. The statements were submitted for filing with the Securities and Exchange Commission on August 14, 2002, pursuant to the Securities and Exchange Commission's Order No. 4-460 issued on June 27, 2002.

         The Company filed a Current Report on Form 8-K for the event dated July 1, 2002 under Item 5 to report that the Company repurchased an additional 17,890 of its 214,923 outstanding convertible, subordinated, zero-coupon Convertible Notes due 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Brightpoint, Inc.
                                        (Registrant)



Date:    November 14, 2002              /s/ Frank Terence
                                        ---------------------------------------
                                        Frank Terence
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)



Date:    November 14, 2002              /s/ Gregory L. Wiles
                                        ---------------------------------------
                                        Gregory L. Wiles
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                  Certification of Principal Executive Officer

I, Robert J. Laikin, Chief Executive Officer of Brightpoint, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Brightpoint, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                       /s/ Robert J. Laikin
                                                       ------------------------
                                                       Robert J. Laikin
                                                       Chief Executive Officer

                  Certification of Principal Financial Officer

I, Frank Terence, Executive Vice President and Chief Financial Officer of Brightpoint, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Brightpoint, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                          /s/ Frank Terence
                                          -------------------------------------
                                          Frank Terence
                                          Executive Vice President and Chief
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