Form 10-K
period 2002-12-31
BRIGHTPOINT  INC
filed 2003-03-28
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                 501 AIRTECH PARKWAY, PLAINFIELD, INDIANA 46168
           (Address of principal executive offices including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 707-2355

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

           The aggregate market value of the Registrant's Common Stock held by non-affiliates as of June 28, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter was approximately $7,500,000. As of March 17, 2003, there were 8,023,100 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. BUSINESS.

GENERAL

           Brightpoint, Inc. is one of the largest distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in various countries including Australia, Colombia, France, Germany, Hong Kong, Ireland, New Zealand, Norway, the Philippines, Sweden and the United States. In addition, we provide outsourced services including, procurement, fulfillment, customized packaging, activation management, prepaid and e-business solutions and inventory management within the global wireless telecommunications and data industry. Our customers include wireless network operators, resellers, retailers and wireless equipment manufacturers. We handle wireless products manufactured by technology companies such as Nokia, Motorola, Sony Ericsson, Kyocera, Samsung, Siemens, Panasonic, Audiovox, Hewlett-Packard, Mitsubishi, NEC, Palm, Research In Motion and Toshiba. We also provide integrated logistics services to wireless equipment manufacturers and wireless network operators along with their associated service providers, resellers, agents and other retail channels.

           We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc.

FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

           In 2002, we experienced a net loss of $42.4 million ($5.30 per share) on revenues of $1.3 billion, which included a cumulative effect of a change in accounting principle of $40.7 million ($5.09 per share), an extraordinary gain on the extinguishment of debt of $26.6 million ($3.33 per share) and losses in discontinued operations of $15.5 million ($1.94 per share). This net loss compared to a net loss of $53.3 million ($6.68 per share) on revenues of $1.3 billion in 2001, which included losses in discontinued operations of $56.4 million ($7.07 per share) and an extraordinary gain on the extinguishment of debt of $4.3 million ($0.54 per share). Loss from continuing operations in 2002 was $12.8 million ($1.60 per share) as compared to $1.2 million ($0.15 per share) in 2001. The loss from continuing operations in 2002 included an $8.3 million non-cash investment impairment charge related to our investment in Hong Kong based Chinatron Group Holdings Limited ("Chinatron"). The increased loss from continuing operations in 2002 as compared to 2001 was primarily the result of the investment impairment charge noted above, and decreases in gross and operating margins in 2002. Our gross and operating margins in 2002 decreased when compared to 2001 primarily as a result of a shift in service line revenue from accessories and integrated logistic services to lower margin handset sales, pricing pressures related to our integrated logistics services and increased selling, general and administrative costs in 2002. The increased selling, general and administrative costs in 2002 as compared to 2001, were primarily attributable to one-time costs resulting from cost reduction action, increased legal costs, increased bad debt expenses and severance costs related to management changes. On June 26, 2002, our shareholders approved a 1-for-7 reverse split of our common stock. Per share amounts for all periods presented in this report have been adjusted to reflect this reverse stock split which was effective on June 27, 2002.

           In 2002, we significantly reduced working capital utilized in our operations and reduced debt. Working capital was reduced to $61 million at December 31, 2002 from $184 million at December 31, 2001 and we generated cash flow from operations of $70 million in 2002 as compared to $51 million in 2001. We devoted significant amounts of our cash resources in 2002, including borrowings under our credit facilities, to repurchase 91% of our outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes") pursuant to a plan approved by our Board of Directors in late 2001. These repurchases resulted in an extraordinary gain on extinguishment of debt, net of tax, of $26.6 million ($3.33 per share) for the year ended December 31, 2002. As a result of these actions, total debt was decreased to $22 million at December 31, 2002 from $166 million at December 31, 2001 and our debt to total capitalization (total debt plus total stockholders' equity) ratio was reduced to 16% at December 31, 2002 from 53% at December 31, 2001. In addition to the repurchases of the Convertible Notes, we amended our asset-based credit facility with General Electric Commercial Finance in the United States and entered into a new asset-based credit facility with General Electric Commercial Finance in Australia during the fourth quarter of 2002.

           During 2002, we also took action to better position ourselves for long-term and more consistent success by divesting or closing operations in which potential returns were not likely to generate an acceptable return on invested capital. The action included: i) the sale, through certain of our subsidiaries, of our interests in Brightpoint China Limited to Chinatron, ii) the sale, through certain of our subsidiaries, of our interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, iii) the sale , through certain of our subsidiaries, of certain operating assets of Brightpoint de Mexico. S.A. de C.V and our respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V, iv) closure of our Miami sales office and v) the continued execution of our 2001 restructuring plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Net losses resulting from these actions and the related losses from the operations of the entities eliminated by these actions totaled $15.5 million ($1.94 per share) in 2002 compared to $56.4 million ($7.07 per share) in 2001 and have been classified in discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements for further discussion.

           During the second quarter of 2002, we completed the goodwill and other intangible asset transitional impairment test required by the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle, net of tax. See Note 4 to the Consolidated Financial Statements for further discussion.

           On December 19, 2002, our subsidiary, Brightpoint North America L.P., entered into an amendment to its October 29, 2001 distribution agreement with Nokia Inc. extending its distribution agreement with Nokia in the United States through December 31, 2004, subject to earlier termination as provided in the agreement. The amendment, effective January 1, 2003 also resulted in certain changes in product order processes and procedures with Nokia effective through June of 2003, which we believe will potentially reduce our inventory levels therefore improving our liquidity and reducing our inventory carrying costs.

           On February 19, 2003, we announced that we will consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. By utilizing existing infrastructure in Plainfield, we expect to realize annual pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million. We also expect to record a pre-tax charge of approximately $4.0 million to $4.5 million in the first quarter of 2003, which includes the present value of estimated lease costs, net of an anticipated sublease; losses on the disposal of assets, severance and other costs. Total cash outflows on the charge are expected to be approximately $3.0 million to $3.5 million and cash outflows in the first and second quarters of 2003 are expected to be approximately $200 thousand and $450 thousand, respectively.

WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY

           The wireless telecommunications and data industry provides voice and data communications utilizing various wireless terminals, including mobile telephones, interactive pagers, personal digital assistants and other mobile computing devices. Wireless handsets and devices are available in a variety of form factors and using a variety of technologies including digital, analog, multi-band and Web-enabled devices. Wireless telecommunications and data services are available to consumers and businesses through numerous wireless network operators who utilize digital and analog technological standards, such as:

      AMPS -- 1st Generation Analog
      TDMA, CDMA, GSM, iDEN(R) -- 2nd Generation Digital (often called 2G) GPRS, EDGE, 1xRTT -- 2.5 Generation Digital (often called 2.5G) W-CDMA/UMTS, 1xEV-DV -- 3rd Generation Digital (often called 3G)

to provide voice and data communication over regional, national and multi-national networks. Developments within the wireless telecommunications and data industry have allowed wireless subscribers to talk, send text messages, send and receive email, capture and transmit digital images, send multimedia messages, play games and browse the Internet using their wireless devices. Wireless devices and services are also being used for monitoring services, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation and customer relationship management. Developments in recent years affecting the wireless telecommunications and data industry and its participants include: the increasing number of industry participants with highly leveraged financial positions; declining access to capital to fund capital expenditures; participants with declining revenues and continuing operating losses; the change in focus from subscriber acquisition to subscriber retention and expansion of service offerings; consolidation among wireless network operators; the convergence of the telecommunications, data and media domains; advances in and development of next generation systems technology, including increasing bandwidth; the increasing variety of terminal form factors; new manufacturers and wireless service resellers; and the increasing affordability of wireless airtime.

           In 2002, the wireless telecommunications and data industry grew at a slower rate than in prior years. From 2001 to 2002, the number of worldwide wireless subscribers increased by approximately 184 million, or 20%, to approximately 1.1 billion. From 2000 to 2001 the number of worldwide wireless subscribers increased by approximately 218 million, or 30%. At the end of 2002, wireless penetration was estimated at approximately 50% of the population within the United States and less than 18% of the population globally. The number of worldwide subscribers is expected to grow to approximately 1.6 billion subscribers by the end of 2004. During 2002, the wireless telecommunications and data industry saw shipments of wireless handsets increase from approximately 390 million in 2001 to an estimated 400 million units in 2002. Wireless handset shipments are currently forecasted at approximately 440 million units in 2003 and approximately 460 million units in 2004. The percentage of wireless handset shipments related to replacement units has continued to grow and is forecasted to exceed 62% of total wireless handset shipments in 2003. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance, although this continued to be a relatively small portion of the wireless telecommunications industry. The industry data contained in this paragraph and elsewhere in this subsection was obtained from a research report from a leading investment bank dated February 10, 2003.

           We believe the following major trends are taking place within the wireless telecommunications and data industry, although it cannot be assured that we will be able to take advantage of these trends (see BUSINESS RISK FACTORS discussed below):

           Replacement Handsets. As overall subscriber penetration increases in certain markets, growth in wireless handset volume may be dependent on the replacement cycle, which is defined as the period of time that a subscriber will replace their existing handset or wireless device with a new one. During 2002, the wireless telecommunications and data industry saw shipments of replacement handsets increase from approximately 171 million units to an estimated 215 million units in 2002. It is estimated that shipments of replacement handsets will total approximately 274 million in 2003 and represent approximately 62% of total wireless handset shipments in 2003. We believe that the key drivers for the growth in shipments of replacement handsets will be color displays, camera-enabled handsets, multimedia messaging services (MMS), handsets and network services with Internet access, handsets with entertainment features such as audio and gaming, phone number portability and the churning of customers between wireless network operators, all of which we expect to contribute to the continued contraction of the replacement cycle. While these features and enhanced functionalities are anticipated to increase both replacement handset shipments and total wireless handset shipments, general economic conditions, consumer acceptance, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless handset shipments.

           Industry Financial Performance and Consolidation. In recent years many wireless network operators have sustained significant operating losses and incurred large amounts of indebtedness. As a result, the financial condition of many wireless network operators has deteriorated. Consequently, merger and acquisition activities within the wireless network operator community have increased and are being driven by improved economies of scale, the opportunity to expand national or multi-national service areas and efforts to increase revenue and profitability through additional service offerings. We believe that this trend may continue in the future and may lead wireless network operators to focus more closely on their core business of providing wireless telecommunications and data services, which could in turn increase the demand for outsourced integrated logistics services. In certain instances, wireless network operator incompatibilities and/or geographic redundancies may prove to be obstacles to wireless network operator consolidation and weaker network operators, which could include our customers, could potentially cease operations due to the intense competitive environment. However, these same trends could also increase the demands placed on us and other providers of integrated logistics services, as wireless network operators will need to meet increasingly complex and sophisticated customer requirements and provide services over larger geographic regions while attempting to generate acceptable levels of profitability. This increased focus on profitability could cause wireless network operators to reduce promotional programs which could decrease the demand for our products or services and negatively impact prices we are able to realize from providing our products and services. The increase in the complexity of customer requirements could require us to continue to upgrade our information systems and processes, which could result in significantly increased costs. Additionally, industry consolidation reduces the number of potential contracts available to us and other providers of integrated logistics services and could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced services such as the services that we provide. We could also lose business in the near-term if wireless network operators who are not our customers acquire wireless network operators who are our customers.

           Migration to Next Generation Systems. As wireless network operators compete to offer anytime/anywhere telecommunications and data services to their customers through current 2.5G wireless systems and future 3G wireless systems, they will be increasingly focused on spectrum purchases, infrastructure build out, customer retention and expansion of service offerings. This could create an industry environment in which wireless network operators would be more likely to outsource integrated logistics services that they do not perceive as central to these core activities. However, the roll-out of 3G systems, which has been delayed and could further be delayed, could possibly mitigate the need for some of the integrated logistics services we now offer if the underlying technology drastically reduces or eliminates certain processes that we currently provide to program and/or provision handsets. In addition, the emergence of new technologies is fueling the convergence of the telecommunications, data and media domains, resulting in significant changes and opportunities in the wireless telecommunications and data industry. As a result of this convergence, wireless subscribers may increasingly use their wireless devices to send text messages, send and receive email, take photographs, send multimedia messages, play games and browse the Internet. This convergence is being powered by the development of wireless Web capabilities and new standards such as MMS, Wireless Application Protocol (WAP), HTML, Java, Bluetooth and 3G. Other new wireless technologies and enhancements have also been introduced into the wireless telecommunications and data market. These include Wi-Fi (802.11b), wireless local loop and satellite-based communications, as well as handset feature and network enhancements, such as increased talk and standby times, smaller and lighter form factors and multiple-band reception. All of these developments are expected to contribute to future subscriber growth and accelerate equipment upgrades.

           Increasing Penetration of Markets Worldwide. We expect that the demand for wireless services may continue to drive increased subscriber penetration of markets worldwide and the continued entry of wireless resellers in certain markets. Recently, the economic uncertainty in many markets and the high rate of subscriber penetration in many markets has caused the rate of subscriber growth to slow, however, economic growth, increased service availability or the lower cost of service compared to conventional wireline telephone systems (or a combination of the two) has historically driven market penetration. In addition, historically, certain markets characterized by higher market penetration have also grown, primarily as a result of increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications. However, these developments may result in an increased number of companies providing wireless services in certain markets and affect the services provided, including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through greater bandwidth. These factors are also expected to intensify the efforts of the wireless network operators to maintain competitive cost structures which could place pressure on the prices and service levels demanded of us.

OUR STRATEGY

           Our strategy for growth and increasing shareholder value includes the development and expansion of our product and service offerings, geographic expansion and reducing our cost structure. This strategy is designed to increase our market share and capitalize on certain of the current trends in the wireless telecommunications and data industry. These trends include, but are not limited to, growth in worldwide wireless handset unit sales; the increasing percentage of replacement wireless handset unit sales as a percentage of worldwide wireless handset unit sales; the convergence of telecommunications, data, Internet and other technologies; the migration to next generation systems; increasing penetration of worldwide markets; the changing focus of wireless network operators from subscriber acquisition to subscriber retention and their expansion of service offerings; increasing outsourcing of certain services by wireless network operators and wireless equipment manufacturers; and industry consolidation. Specifics of our strategy include:

DEVELOP AND EXPAND PRODUCT OFFERINGS

           As one of the world's largest distributors of wireless handsets and accessories, our strategy focuses on our efforts to increase our wireless equipment manufacturer relationships, broaden our product portfolio with manufacturers we currently have relationships with, and expand and enhance key supplier relationships within the wireless telecommunications and data industry. We will seek to accomplish this by attempting to expand the product lines, brands and technologies handled within the markets we serve, thereby extending our reach to allow us to provide services to wireless equipment manufacturers in the markets in which we serve them. In particular, we will focus on adding to our product portfolio new products which provide data, entertainment and imaging functionality to wireless handset users in order to take advantage of the convergence of telecommunications, data, Internet and other technologies.

DEVELOP AND EXPAND SERVICE OFFERINGS

           As a leading provider of outsourced integrated logistics services to the wireless telecommunications and data industry, our strategy is to leverage this position to expand and develop new sales channels and service offerings enabling wireless equipment manufacturers and wireless network operators to effectively and efficiently get their products and services to market. We will focus our efforts on: i) expanding our activation management services, which provides wireless network operators and their dealers a more efficient way to manage activations, ii) developing new and unique logistics services offerings, and iii) strengthening our capabilities and relationships in retail channels. By expanding and developing these channels and capabilities, we will get closer to the end-user consumer and take advantage of the increasing outsourcing by wireless network operators and wireless equipment manufacturers.

GEOGRAPHIC EXPANSION

           We plan to expand our operations through internal (organic) expansion, joint ventures, acquisitions or other corporate transactions. We believe that these activities will be undertaken primarily through existing operations in order to leverage our current infrastructure. These activities would expand our geographic presence, increase our customer base, improve our product portfolio and add new capabilities and service offerings. Potential expansion areas include, but are not limited to, Eastern Europe, India and North America.

FOCUS ON REDUCING OUR COST STRUCTURE

           We intend to reduce our cost structure in order to improve profitability and productivity. We will continuously evaluate opportunities to reduce our costs including, but not limited to, exiting markets in which potential returns do not generate an acceptable return on invested capital, reducing our workforce, implementing workforce management programs, centralizing back-office operations and consolidating facilities.

OUR BUSINESS

           We are one of the leading suppliers of distribution and integrated logistics services that move wireless devices and accessories through market channels, primarily because of our understanding of the needs within each distribution channel and our development of the knowledge and resources necessary to create successful solutions.

           Our services are intended to provide value to wireless handset manufacturers and wireless network operators. Through the authorized distribution of wireless telecommunications and data products, we intend to help manufacturers achieve their key business objectives of increasing unit sales volume, market share and points of sale. Our integrated logistics services are intended to provide outsourcing solutions for the wireless network operators' mission-critical business requirements. These integrated logistics services are designed to support wireless network operators in their efforts to add new subscribers and increase system usage while minimizing wireless network operators' investments in distribution infrastructure.

           DISTRIBUTION. Our distribution activities include the purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery of a broad selection of wireless telecommunications and data products from leading manufacturers. We continually review and evaluate wireless telecommunications and data products in determining the mix of products purchased for resale and seek to acquire distribution rights for products which we believe have the potential for significant market penetration.

           The products we distribute include a variety of devices designed to work on substantially all operating platforms and feature prominent brand names such as Nokia, Motorola, Sony Ericsson, Kyocera, Samsung, Siemens, Panasonic, Audiovox, Hewlett-Packard, Mitsubishi, NEC, Palm, Research In Motion and Toshiba. In 2002, 2001 and 2000, approximately 80%, 78% and 73%, respectively, of our revenue was derived from handset distribution. In those same years, handset distribution accounted for approximately 47%, 51% and 47%, respectively, of the total wireless device units we handled.

           We also distribute related wireless accessories, such as batteries, chargers, cases and "hands-free" products. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide wireless network operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of that customer. Additionally, we provide end-user accessory fulfillment and distribution pursuant to contractual arrangements with certain wireless network operators whereby the wireless network operators' subscribers can order their accessories through a call center that we manage on behalf of the network operator. Accessories typically carry higher gross margins than handsets. In 2002, 2001 and 2000, sales of accessories accounted for approximately 7%, 11% and 15%, respectively, of our revenue.

           INTEGRATED LOGISTICS SERVICES. Our integrated logistics services include, among others, inventory management, product procurement, product fulfillment, kitting and customized packaging, prepaid airtime distribution, activation management, freight management, credit services and receivables management, reverse logistics and end-user support services. In many of our markets we have contracts with wireless network operators and equipment manufacturers pursuant to which we currently provide our integrated logistics services. These customers include, but are not limited to, operating companies or subsidiaries of Cingular Wireless (United States), COMCEL (Colombia), MetroPCS (United States), NetCom (Norway), Nextel (United States), SFR (France), Sprint PCS (United States), Tracfone (United States), U.S. Cellular (United States), Virgin Mobile (United States) and Vodafone (Australia).

           During 2002, 2001 and 2000, integrated logistics services accounted for approximately 13%, 11% and 12%, respectively, of our total revenue. Although this revenue has remained relatively consistent as a percent of our total revenue, the mix of customers generating this revenue has changed significantly over the last three years. We have lost and added relationships in 2002 and believe these changes in the make up of our integrated logistics services customer base will continue. In 2002, 2001 and 2000, integrated logistics services accounted for approximately 53%, 49% and 53%, respectively, of the total wireless device units we handled. Because the fees for such services have higher gross margins than those associated with distribution services, we believe they represent a higher than proportionate percentage of our operating profits. Additionally, since we generally do not take ownership of the inventory in many of our integrated logistics services arrangements, we believe that the invested capital requirements in providing integrated logistics services are less than our distribution business.

CUSTOMERS

           We provide our products and services to a customer base of approximately 25,000 wireless network operators, manufacturers, agents, resellers, dealers and retailers. For 2002 and 2001, aggregate revenues generated from our five largest customers accounted for approximately 30% and 23%, respectively, of our total revenue. Computech Overseas International, a customer of our Brightpoint Asia Limited operations managed by Persequor Limited, accounted for approximately 12% of our total revenue and 30% of our Asia-Pacific division's revenue in 2002. At December 31, 2002, there were no amounts owed to us from Computech. Our Brightpoint Asia Limited operation, which represented approximately 27% and 14% of our total revenue in 2002 and 2001, respectively, sells primarily Nokia products to a limited number of resellers based in Hong Kong and Singapore, predominantly on a cash before delivery basis. The loss or a significant reduction in business activities by customers in our Brightpoint Asia Limited operation, including Computech, could have a material adverse affect on our revenue and results of operations. No single customer accounted for 10% or more of our total revenue in 2001.

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

PURCHASING AND SUPPLIERS

           We have established key relationships with leading manufacturers of wireless telecommunications and data equipment. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. In 2002, we made purchases from more than 300 wireless mobile device and accessory suppliers. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of our suppliers may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties, which we generally pass through to our customers.

           Nokia, our largest supplier of wireless handsets and accessories accounted for approximately 69% and 72% of our product purchases in 2002 and 2001, respectively. None of our other suppliers accounted for 10% or more of product purchases in 2002 or 2001. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See -"Competition."

           We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions including the retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain other competing manufacturers and to certain wireless network operators. Most of our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy purchase requirements based upon forecasts provided by us, a portion of which forecasts may be binding, and generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. We generally place orders on a regular basis with our suppliers. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common carrier. In December of 2002, we entered into an amendment to our distribution agreement with Nokia Inc. in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a "Just-in-Time" inventory arrangement that we expect will allow us to reduce the amount of inventories of Nokia products that we own at any given point in time. This arrangement did not have a significant impact on our December 31, 2002 inventory carrying value; however, we believe it will reduce our inventory carrying value during the life of the arrangement. This arrangement is initially set to expire in June of 2003. We believe that our relationships with our suppliers are generally good, however, we have from time to time experienced inadequate product supply from certain manufacturers and network operators, including an inadequate supply of CDMA product during 2002 from a key supplier in the United States. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases or eliminates favorable terms provided to us and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

SALES AND MARKETING

           We believe that product recognition by customers and consumers is an important factor in the marketing of the products that we sell. Accordingly, we promote our capabilities and the benefits of certain of our service lines through advertising in trade publications and attending various international, national and regional trade shows, as well as through direct mail solicitation, broadcast faxing and telemarketing activities. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and media advertising.

           Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Division management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers, in addition to managing the overall operations of the divisions. Each division's sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., network operator, dealer, reseller, retailer, subscriber, etc.). In addition, we have dedicated a sales force to manage most of our wireless network operator relationships and to further our sales of integrated logistics services. Sales and marketing efforts for our Hong Kong-based Brightpoint Asia Limited operations have been outsourced to Persequor Limited, to whom we pay a management fee, including performance based commissions. Including support and retail outlet personnel, we had approximately 297 employees involved in sales and marketing at December 31, 2002, including 65 in our Asia-Pacific division, 82 in our Europe division and 150 in our Americas division.

SEASONALITY

           The operating results of each of our three divisions are influenced by a number of seasonal factors in the different countries and markets in which we operate, which may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to:

         o    promotions and subsidies by wireless network operators;

         o the timing of local holidays and other events affecting consumer demand;

         o the timing of the introduction of new products by our suppliers and competitors;

         o    purchasing patterns of customers in different markets;

         o    general economic conditions; and

         o    product availability and pricing.

           Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter in certain markets and our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.

COMPETITION

           We operate in a highly competitive business environment and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless telecommunications and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value, in terms of price, time, reliability, service and product availability. We compete with numerous well-established manufacturers and wholesale distributors of wireless equipment, including: our customers and suppliers; wireless network operators, including our customers; logistics service providers; electronics equipment distribution companies; electronics manufacturing service providers and export/import and trading companies. These companies may possess substantially greater financial, marketing, personnel and other resources than we do. In addition, manufacturers other than those that have historically produced wireless handsets and accessories are also entering the market to produce various wireless mobile devices, including wireless data devices. Their entry is creating new competitors for distribution and provision of integrated logistics services for these new products. Certain of these competitors have the financial resources necessary to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

           The distribution of wireless devices and the provision of integrated logistics service within the wireless telecommunications and data industry has, in the past, been characterized by relatively low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

           Competitors in our Americas division include wireless equipment manufacturers, network operators and other dedicated wireless distributors such as CellStar Corporation and BrightStar Corporation. We also compete with logistics service providers and electronics manufacturing service providers in our Americas division, such as Communications Test Design, Inc., UPS Logistics, Aftermarket Technologies Inc. and CAT Logistics. In the Asia-Pacific market, our primary competitors are United States-based and foreign-based exporters, traders and distributors, including CellStar Corporation and Cellnet Group Ltd. In our Europe division, our competitors include wireless equipment manufacturers that sell directly to the region's wireless network operators and retailers, wireless network operators themselves, and traders and other distributors, such as Dangaard Telecom Holding A/S, Caudwell Communications Limited, European Telecom plc, Avenir S.A. and CellStar Corporation, and logistics and transportation companies such as TPG NV and Bertelsmann AG. Additionally, in certain markets across all of our divisions we compete with other electronics equipment distributors, such as Ingram Micro Inc. and Tech Data Corporation.

           The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological changes in the industry and successfully identify these changes and adapt our offering of products and services, to satisfy evolving industry and customer requirements. The use of alternative wireless telecommunications technologies or the convergence of wireless telecommunications and computer technologies may reduce demand for existing wireless telecommunications products. Upon widespread commercial introduction, new wireless communications or convergent technologies could materially change the types of products sold by us and our suppliers and result in significant price competition. In addition, products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized resales or illegal resales, which may avoid applicable duties and taxes), may also have an adverse impact on our operations.

INFORMATION SYSTEMS

           Our operations are dependent on the functionality, design, performance and utilization of our information systems. We have implemented multiple business applications systems throughout the world which are intended to enable us to provide our customers and suppliers with distribution and service capabilities. These capabilities include e-commerce solutions; electronic data interchange; Web-based order entry, account management, reporting and supply chain management; and various inventory tracking, management and reporting capabilities. During 2002, 2001 and 2000, we invested approximately $6.2 million, $21.5 million and $5.5 million, respectively, to install and enhance systems, to continue to develop and enhance our systems to provide electronic data interchange capabilities, to further automate our customer interfaces and enhance our overall e-business capabilities, to create solutions for our customers and to provide a flexible service delivery system in support of our integrated logistics services. We intend to use additional funds to further develop and integrate information systems throughout our three divisions, in part to utilize technology to advance our base of existing service competencies and develop new capabilities that will attempt to meet the challenges posed by convergence and consolidation. We intend to invest an aggregate of $6 to $8 million in capital expenditures (related primarily to information technology) over the next year. At December 31, 2002, there were approximately 68 employees in our information technology departments worldwide.

           During 2001, we encountered difficulties during the installation of new enterprise and warehouse management software in our operations in the United States and Australia. These difficulties resulted in business interruption, loss of customers and significant additional costs. There can be no assurance that these installations, or any additional such installations, will not result in additional business interruption or costs.

EMPLOYEES

           As of December 31, 2002, we had approximately 1,168 employees; 185 in our Asia-Pacific division, 205 in our Europe division and 778 in our Americas division. Of these employees, approximately 6 were in executive positions, 297 were engaged in sales and marketing, 595 were in service operations and 270 were in finance and administration (including information technology employees). Our distribution activities and integrated logistics services are labor-intensive and we utilize temporary laborers, particularly in our Americas division. At December 31, 2002, we had approximately 397 temporary laborers; 14 in our Asia-Pacific division, 4 in our Europe division and 379 in our Americas division. Of these temporary laborers, approximately 8 were engaged in sales and marketing, 370 were in service operations and 19 were in finance and administration. None of our United States-based employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good. See Business Risk Factors -- "Our labor force experiences a high rate of personnel turnover" and "We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees."

BUSINESS RISK FACTORS

           There are many important factors that have affected, and in the future could affect, our business, including the factors discussed below which should be reviewed carefully, in conjunction with the other information contained in this Form 10-K. Some of these factors are beyond our control and future trends are difficult to predict. In addition, various statements, discussions and analyses throughout this Form 10-K are not based on historical fact and contain forward-looking statements. These statements are also subject to certain risks and uncertainties, including those discussed below, that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

           WE BUY A SIGNIFICANT AMOUNT OF OUR PRODUCTS FROM A LIMITED NUMBER OF SUPPLIERS, WHO MAY NOT PROVIDE US WITH COMPETITIVE PRODUCTS AT REASONABLE PRICES WHEN WE NEED THEM IN THE FUTURE -- We purchase wireless handsets and accessories that we sell from wireless communications equipment manufacturers, distributors and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers generally are non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

           THE LOSS OR REDUCTION IN ORDERS FROM PRINCIPAL CUSTOMERS OR A REDUCTION IN PRICES WE ARE ABLE TO CHARGE THESE CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. - Revenues generated from our five largest customers accounted for approximately 30% of our total revenues in 2002 and a significant portion of revenues within certain of our operating divisions. Computech Overseas International, a distribution services customer in our Asia-pacific division represented 12% of our total revenue and 30% of the Asia-pacific division's revenue in 2002. In addition, Nextel Communications, a customer in our Americas division represents a significant portion of our integrated logistics services in the United States. Many of these principal and other customers in the markets we serve have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. Although we have entered into contracts with certain of our largest integrated logistic service customers, we have experienced losses of certain of these customers through expiration or cancellation of these contracts and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

           WE RELY ON A THIRD PARTY TO MANAGE CERTAIN SIGNIFICANT OPERATIONS IN OUR ASIA PACIFIC DIVISION. - Sales and management services in our Brightpoint Asia Limited operations are currently provided to us by Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team and to whom we pay certain management fees, and performance based bonuses. A failure of this entity to provide us with satisfactory services or if these operations are negatively impacted by other events could result in a loss of revenue generated from that division which could adversely affect our revenue.

           OUR FUTURE OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO CONTINUE TO INCREASE OUR SALES SIGNIFICANTLY -- A large percentage of our total revenues is derived from sales of wireless handsets, a part of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon demand for wireless telecommunications and data products and our having adequate supply of these products. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. Therefore, our future profitability will depend on our ability to maintain our margins or to increase our sales to help offset future declines in margins. We may not be able to maintain existing margins for products or services offered by us or increase our sales. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

           OUR BUSINESS DEPENDS ON THE CONTINUED TENDENCY OF WIRELESS EQUIPMENT MANUFACTURERS AND NETWORK OPERATORS TO OUTSOURCE ASPECTS OF THEIR BUSINESS TO US IN THE FUTURE -- Our business depends in large part on wireless equipment manufacturers and network operators outsourcing some of their business functions to us. We provide functions such as distribution, inventory management, fulfillment, customized packaging, prepaid and e-commerce solutions, activation management and other outsourced services for many of these wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the wireless telecommunications and data industry rely on outsourced integrated logistics services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewal or otherwise maintain these agreements on terms, including price, consistent with our current terms could have a material adverse effect on our business.

           OUR BUSINESS MAY BE ADVERSELY IMPACTED BY CONSOLIDATION OF WIRELESS NETWORK OPERATORS -- The past several years have witnessed a consolidation within the wireless network operator community which trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining wireless network operators as they seek to reduce their expenditures, which could in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless network operators reduces the number of potential contracts available to us and other providers of integrated logistic services. We could also lose business if wireless network operators, which are our customers, are acquired by other wireless network operators which are not our customers.

           OUR OPERATIONS MAY BE MATERIALLY AFFECTED BY FLUCTUATIONS IN REGIONAL DEMAND PATTERNS AND ECONOMIC FACTORS -- The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of 3G systems and other new technologies, which has been delayed and could further be delayed, has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by wireless network operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. During 2001 and 2002, we recorded inventory valuation adjustments to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand. We believe our operations were adversely affected by an economic slow-down in the United States starting in the fourth quarter of 2000 and continuing through most of 2002. We also believe that this economic slow-down will continue to impact our operations in 2003. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations and financial position.

           RAPID TECHNOLOGICAL CHANGES IN THE WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS -- The technology relating to wireless telecommunications and data equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of capital increase our risk of loss due to product obsolescence.

           WE MAY HAVE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE -- We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. We also enter into certain securitization transactions with financing organizations with respect to portions of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interest or servicing liabilities related to accounts receivable that we have sold, although in limited circumstances, related primarily to our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is effected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

           WE RELY ON OUR SUPPLIERS TO PROVIDE TRADE CREDIT FACILITIES TO ADEQUATELY FUND OUR ON-GOING OPERATIONS AND PRODUCT PURCHASES -- Our business is dependent on our ability to obtain adequate supplies of currently popular product on favorable pricing and other terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

           A SIGNIFICANT PERCENTAGE OF OUR REVENUES IS GENERATED OUTSIDE OF NORTH AMERICA IN COUNTRIES THAT MAY HAVE VOLATILE CURRENCIES OR OTHER RISKS -- We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. On occasion, we enter into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. During 1999 and 2001, and pursuant to our restructuring plans, we terminated or eliminated several of our foreign operations because they were not performing to acceptable levels. These terminations resulted in significant losses to us. We may in the future, decide to terminate certain existing operations. This could result in our incurring significant additional losses.

           HOSTILITIES AND TERRORIST ACTS COULD DISRUPT OUR OPERATIONS. -- Although we have implemented policies and procedures designed to minimize the effect of an outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time but our operations could be adversely affected.

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

           THERE ARE AMOUNTS OF OUR SECURITIES WHICH ARE ISSUABLE PURSUANT TO OUR EMPLOYEE STOCK OPTION AND PURCHASE PLANS WHICH COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS AND ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK -- We have reserved a significant number of shares of common stock that may be issuable pursuant to our employee stock option and purchase plans. These securities, when issued and outstanding, may reduce earnings per share in periods that they are considered dilutive under Generally Accepted Accounting Principles and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

           WE HAVE OUTSTANDING INDEBTEDNESS, WHICH IS SECURED BY A PORTION OF OUR ASSETS AND WHICH COULD PREVENT US FROM BORROWING ADDITIONAL FUNDS, IF NEEDED -- If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable, and the banks could foreclose on our assets. Our senior credit facilities are secured by all of our assets in North America and Australia and borrowing availability is based primarily on a percentage of eligible accounts receivable and inventory. Consequently, any significant decrease in eligible accounts receivable and inventory could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our senior credit facilities substantially prohibit us from incurring additional indebtedness in the United States and Australia, which could limit our ability to expand our operations. The terms of our senior credit facilities also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States and Australia.

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

           WE HAVE INCURRED SIGNIFICANT LOSSES - For the years ended December 31, 2001 and 2002 we incurred net losses of $53.3 million and $42.4 million, respectively. The net losses for 2001 and 2002 include approximately $56.4 million and $15.5 million, respectively, of losses related to discontinued operations. Also included in the net loss in 2002 is the cumulative effect of a change in accounting principle,, net of tax, of $40.7 million. Several business factors have contributed to our losses in these periods including costs related to our restructuring plans, adjustments to the carrying value of certain inventories, an inadequate supply of products for sale through our distribution services, inadequate demand for our products and services, costs related to the implementation of information systems and an impairment loss on a long-term investment. We may incur additional future losses.

           OUR OPERATING RESULTS FREQUENTLY VARY SIGNIFICANTLY AND RESPOND TO SEASONAL FLUCTUATIONS IN PURCHASING PATTERNS -- The operating results of each of our three divisions are influenced by a number of seasonal factors in the different countries and markets in which we operate, which may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to:

         o    promotions and subsidies by wireless network operators.

         o the timing of local holidays and other events affecting consumer demand;

         o the timing of introduction of new products by our suppliers and competitors;

         o    purchasing patterns of customers in different markets;

         o    general economic conditions; and

         o    product availability and pricing.

           Consumer electronics and retail sales have historically experienced increased volumes of sales at the end of the calendar year. This and other seasonal factors contribute to the usual increase in our sales during the fourth quarter of our fiscal year in certain markets. Our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.

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

           WE ARE SUBJECT TO A NUMBER OF REGULATORY AND CONTRACTUAL RESTRICTIONS GOVERNING OUR RELATIONS WITH CERTAIN OF OUR EMPLOYEES - We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees, including national collective labor agreements for certain of our employees who are employed outside of the United States and individual employer labor agreements. These arrangements address a number of specific issues affecting our working conditions including hiring, work time, wages and benefits, and termination of employment. We could be required to make significant payments in order to comply with these requirements. The cost of complying with these requirements may materially adversely affect our business and financial condition.

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

           OUR LABOR FORCE EXPERIENCES A HIGH RATE OF PERSONNEL TURNOVER -- Our distribution activities and integrated logistics services are labor-intensive, and we experience high personnel turnover and can be adversely affected by shortages in the available labor force in geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies, and a significant portion of our costs consist of wages to hourly workers. Growth in our business, together with seasonal increases in net revenue, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. An increase in hourly costs, employee benefit costs, employment taxes or commission rates could have a material adverse effect on our operations. In addition, if the turnover rate among our labor force increased further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.

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

           WE COULD BE ADVERSELY AFFECTED BY AN ADVERSE OUTCOME IN CERTAIN EXISTING LAWSUITS IN WHICH WE ARE DEFENDANTS -- We are currently defendants in certain existing lawsuits including purported class action lawsuits that allege securities law violations by us and certain of our officers (see Item 3 - Legal Proceedings). Although we intend to vigorously defend these actions, the outcome of litigation is uncertain, and we could be adversely affected by an unfavorable outcome in any of these actions.

           WE MAY BE UNABLE TO OBTAIN AND MAINTAIN ADEQUATE BUSINESS INSURANCE AT A REASONABLE COST. Although we currently maintain general commercial and property liability insurance in amounts we believe are appropriate it has become increasingly difficult in recent years to obtain adequate insurance coverage at a reasonable cost. Our operations could be adversely affected by a loss that is not covered by insurance due to our inability in the future to obtain adequate insurance. Moreover, increasing insurance premiums would adversely affect our future operating results.

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

SEGMENT AND GEOGRAPHIC FINANCIAL INFORMATION

           Financial information concerning our segments and other geographic financial information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Operating Segments and Geographic Information" on pages A-63 and A-64 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

           We provide our distribution and integrated logistics services from our sales and operations centers located in various countries including Australia, Colombia, France, Germany, Hong Kong, Ireland, New Zealand, Norway, the Philippines, Sweden, and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.


                               NUMBER OF            AGGREGATE           APPROXIMATE
                             LOCATIONS (1)       SQUARE FOOTAGE        MONTHLY RENT
                           ----------------     ----------------     ----------------
The Americas .........                    4              848,300     $        529,000
Asia-Pacific .........                    4               63,934               37,000
Europe ...............                    5              180,080              124,000
                           ----------------     ----------------     ----------------
                                         13            1,092,314     $        690,000
                           ================     ================     ================

(1) Refers to geographic areas in which we maintain facilities and considers multiple buildings located in the same area as a single geographic location.

           On February 19, 2003, we announced that we will consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. The operating lease for the 58,000 square foot facility in Richmond, California expires in March of 2009 with the average base rent of approximately $90,000 per month throughout the remaining lease term. The property lease related to the Richmond, California call center is included in the Americas amounts above.

           We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

           We and several of our executive officers and directors were named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. In February 2002, the Court consolidated the Weiss and Mueller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. A consolidated amended complaint was filed in April 2002.

           The action is a purported class action asserted on behalf of all purchasers of our publicly traded securities between January 29, 1999 and January 31, 2002 alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by us and certain of our officers and directors and violations of Section 20(a) of the Exchange Act by the individual defendants.

           The amended complaint alleges, among other things, that we intentionally concealed and falsified our financial condition and issued financial statements which violated generally accepted accounting principles, in order to prevent being declared in default under certain loan covenants under our lines of credit. The amended complaint also alleges that due to the false financial statements our stock was traded at artificially inflated prices. Plaintiffs seek unspecified compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. We have moved to dismiss the amended complaint and have been in negotiations with plaintiffs' counsel in an effort to reach a settlement of this dispute, but there can be no assurance that a settlement of this matter will be reached. If a settlement is not reached, then we will defend this matter vigorously.

           In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.

           The plaintiff alleges, among other things, that certain of the individual defendants, including certain of our current officers and directors, sold our common stock while in possession of material non-public information regarding us, that the individual defendants violated their fiduciary duties of loyalty, good faith and due care by, among other things, causing us to disseminate misleading and inaccurate financial information, failing to implement and maintain internal adequate accounting control systems, wasting corporate assets and exposing us to losses. The plaintiff is seeking to recover unspecified damages from all defendants, the imposition of a constructive trust for the amounts of profits received by the individual defendants who sold our common stock and recovery of reasonable litigation costs and expenses.

           The parties have filed a stipulation agreeing to stay all proceedings in this derivative action pending a decision on the motions to dismiss the amended complaint in the In Re: Brightpoint, Inc. Securities Litigation action. We have been in negotiations with plaintiff's counsel in an effort to reach a settlement of this dispute, but there can be no assurance that a settlement of this matter will be reached. If a settlement is not reached, then our Board of Directors will consider what further action to take in this matter.

           A complaint was filed on November 23, 2001 against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003, but the Court has not yet issued its decision, and the decision may not be issued for several months. We dispute these claims and intend to defend this matter vigorously.

           A complaint was filed against us on November 25, 2002 in the United States District Court for the Southern District of Indiana, entitled Chanin Capital Partners LLC v. Brightpoint, Inc., Cause No. CV-1834-JDT. The plaintiff claims we breached a services contract with defendant under which the plaintiff alleges it was entitled to receive both a monthly advisory fee of $125,000 and an additional fee, due under certain specified circumstances, of $1.5 million less the amount of any previously-paid monthly advisory fees. The plaintiff seeks compensatory damages in an amount including, but not limited to $1.5 million, less advisory fees paid and payable, plus unreimbursed reasonable expenses, applicable pre-judgment and post-judgment statutory interest, and reasonable costs of the action. In addition, the plaintiff claims that it is entitled to recover $125,000 for a monthly advisory fee on a theory of account stated. We dispute these claims and intend to defend this matter vigorously.

           We have responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation of certain matters including our accounting treatment of a certain contract entered into with an insurance company. In addition, certain of our officers, directors and employees have provided testimony to the SEC.

           We are from time to time, also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position.

           Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith, we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we have reimbursed certain of our former and current executive officers and intend to reimburse our officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The information required by this Item is set forth in "Equity Compensation Plans" on page 39 and in "Other Information" on page A-67 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

           The information required by this Item is set forth in "Selected Financial Data" on page A-68 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this Item is set forth on pages A-40 to A-66 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           The information required by this Item is set forth in the subsection "Financial Market Risk Management" of Management's Discussion and Analysis on page A-66 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item is set forth in our Consolidated Financial Statements on pages A-2 to A-39 of this Annual Report on Form 10-K.

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

           The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                               CLASS III DIRECTORS
                             (Term Expires in 2003)

                                                               PRINCIPAL OCCUPATION
          NAME OF DIRECTOR        AGE                              OR EMPLOYMENT                        DIRECTOR SINCE
---------------------------       ---             --------------------------------------------          --------------

Catherine M. Daily                40              Professor, Kelley School of Business at                    2002
                                                  Indiana University
Eliza Hermann                     41              Vice President Human Resources - Gas Power &               2003
                                                  Renewables of BP plc
Marisa E. Pratt                   38              Vice President - Finance of Eli Lilly Canada               2003
Jerre L. Stead                    60              Retired Chairman and Chief Executive Officer               2000
                                                  of Ingram Micro Inc.



                                CLASS I DIRECTORS
                             (Term Expires in 2004)


                                                               PRINCIPAL OCCUPATION
      NAME OF DIRECTOR            AGE                              OR EMPLOYMENT                        DIRECTOR SINCE
---------------------------       ---             --------------------------------------------          --------------
J. Mark Howell.............       38              President of Brightpoint                                    1994
Stephen H. Simon...........       37              President and Chief Executive Officer, Melvin               1994
                                                  Simon & Associates, Inc.
Todd H. Stuart.............       37              Vice President and Director of Stuart's Moving              1997
                                                  and Storage, Inc.


                               CLASS II DIRECTORS
                             (Term Expires in 2005)

                                                               PRINCIPAL OCCUPATION
          NAME OF DIRECTOR        AGE                              OR EMPLOYMENT                        DIRECTOR SINCE
---------------------------       ---             --------------------------------------------          --------------

Robert J. Laikin...........       39              Chairman of the Board and Chief Executive Officer of        1989
                                                  Brightpoint
Robert F. Wagner...........       68              Partner of Law Firm of Lewis & Wagner                       1994
Richard W. Roedel                 53              Retired Chairman and Chief Executive Officer of BDO         2002
                                                  Seidman, LLP


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

           J. Mark Howell has been a director since October 1994. Mr. Howell has been our President since September 1996 and our Chief Operating Officer from August 1995 to April 16, 1998 and from July 16, 1998 to March 2003. He was our Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary from July 1994 until September 1996. From July 1992 until joining Brightpoint, Mr. Howell was Corporate Controller for ADESA Corporation, a company which owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell served as an accountant with Ernst & Young LLP.

           Catherine M. Daily, has been a director since October 2002 and is currently Chairperson of our Corporate Governance and Nominating Committee. Since 1997 she has been a Professor at the Kelley School of Business at Indiana University where she is currently the David H. Jacobs Chair of Strategic Management. Prior thereto she served on the faculties of Purdue University and The Ohio State University.

           Eliza Hermann, has been a director since January 2003 and is currently a member of our Compensation and Human Resources Committee. Since 1985 she has been employed by BP plc where she has served as its the Vice President Human Resources - Gas Power and Renewables and previously served as its Manager, Strategy and Business Transformation - Global Aromatics.

           Marisa E. Pratt, has been a director since January 2003 and is currently a member of our Audit Committee. She has been employed by Eli Lilly Canada in various finance and treasury related positions since 1991 and has been its Vice President - Finance since October of 2002 and served as a member of its Senior Management team.

           Richard W. Roedel, has been a director and Chairman of our Audit Committee since October 2002 and currently is a member of the Corporate Governance and Nominating Committee . From 1999 to 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman, LLP, the United States member firm of BDO International. Before becoming Chairman and Chief Executive Officer, he was the Managing Partner of BDO Seidman's New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel is a co-founder and principal of Pinnacle Ventures LLC, which provides funding and management expertise to privately held companies. Mr. Roedel received a B.S. degree in accounting and economics from The Ohio State University and is a Certified Public Accountant. Mr. Roedel is a director of Take-Two Interactive Software, Inc. a manufacturer and marketer of video games, and Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer.

           Stephen H. Simon has been a director since April 1994 and is currently a member of our Compensation and Human Resources Committee. Mr. Simon has been President and Chief Executive Officer of Melvin Simon & Associates, Inc., a privately-held shopping center development company, since February 1997. From December 1993 until February 1997, Mr. Simon was Director of Development for an affiliate of Simon Property Group, a publicly-held real estate investment trust. From November 1991 to December 1993, Mr. Simon was Development Manager of Melvin Simon & Associates, Inc.

           Jerre L. Stead has been a director since June 2000 and currently serves as our Lead Independent Director and Chairperson of our Compensation and Human Resources Committee and currently is a member of the Corporate Governance and Nominating Committee. From August 1996 to June 2000 he was Chairman of the Board and from August 1996 to March 2000 he was Chief Executive Officer of Ingram Micro Inc., a worldwide distributor of information technology products and services. He served as Chairman, President and Chief Executive Officer of Legent Corporation, a software development company from January 1995 until its sale in September 1995. Mr. Stead was Executive Vice President of American Telephone and Telegraph Company, a telecommunications company and Chairman and Chief Executive Officer of AT&T Global Information Solutions, a computer and communications company, formerly NCR Corp. from 1993 to 1994. He was President of AT&T Global Business Communications Systems, a communications company, from 1991 to 1993. Mr. Stead was Chairman, President and Chief Executive Officer from 1989 to 1991 and President from 1987 to 1989 of Square D Company, an industrial control and electrical distribution products company. In addition, he held numerous positions during a 21-year career at Honeywell. Mr. Stead is a Director of Thomas & Betts Corp., Conexant Systems, Inc., Armstrong Holdings, Inc. and Mobility Electronics, Inc.

           Todd H. Stuart has been a director since November 1997 and is currently a member of our Audit Committee. Mr. Stuart has been Vice President, since May 1993, and Director of Transportation, since May 1985, of Stuart's Moving and Storage, Inc., a provider of domestic and international logistics and transportation services.

           Robert F. Wagner has been a director since April 1994 and currently is a member of the Corporate Governance and Nominating Committee. Mr. Wagner has been engaged in the practice of law with the firm of Lewis & Wagner since 1973.

           Steven E. Fivel, age 42, has been our Executive Vice President, General Counsel and Secretary since January 1997. From December 1993 until January 1997, Mr. Fivel was an attorney with an affiliate of Simon Property Group, a publicly-held real estate investment trust. From February 1988 to December 1993, Mr. Fivel was an attorney with Melvin Simon & Associates, Inc., a privately-held shopping center development company.

           Frank Terence, age 44, has been our Executive Vice President, Chief Financial Officer and Treasurer since April 2002. From August 2001 until April 2002 he was Chief Financial Officer of Velocitel, Inc., a wireless infrastructure company based in Irvine, California. From January 2000 through January 2001 he was Chief Financial Officer of eTranslate, Inc., a San Francisco-based web services company. From October 1994 to December 1999 he was employed in various financial positions by Ingram Micro, Inc., a technology distribution company, which included Vice President and Chief Financial Officer for the Frameworks Division and Vice President and Chief Financial Officer for the Latin America Division. From 1990 to 1994, he held regional controllerships and financial management roles for Borland International, a software development company. From 1983 to 1990, he held various financial roles with NCR, Rockwell International and PepsiCo. Mr. Terence is a Certified Management Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that all required reports were filed on a timely basis except that Form 4's reporting grants of options in September 2002 to Mr. Terence and to our Vice President and Controller, Mr. Gregory Wiles, were filed 5 days late.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer and for each of our other executive officers (not including the Chief Executive Officer) whose total individual compensation exceeded $100,000 for our fiscal year ended December 31, 2002 (the "Named Executives").


                                                                                                                    LONG-TERM
                                                                                                                   COMPENSATION
                                                                                                                   ------------
                                                                        ANNUAL COMPENSATION                           AWARDS
                                                                                                                   ------------
                                                           ---------------------------------------------
                                                                                                                  SECURITIES
                                                                                          OTHER ANNUAL             UNDERLYING
NAME AND PRINCIPAL POSITION                       YEAR       SALARY          BONUS       COMPENSATION(1)            OPTIONS(2)
---------------------------                       ----     ----------     ----------     ---------------           ------------
Robert J. Laikin ..............................   2002     $  450,000     $  225,000       $     5,500               132,857
Chairman of the Board and Chief                   2001        450,000             --            88,550                19,999
Executive Officer                                 2000        350,000        288,750             2,550                48,571


J. Mark Howell ................................   2002     $  325,000     $  162,500       $     5,500                79,047
President and Chief Operating Officer             2001        325,000             --            76,050                15,714
Officer                                           2000        250,000        206,250             2,550                37,143(3)

Frank Terence (6) .............................   2002     $  181,278     $   97,944       $   182,578(7)            107,143
Executive Vice President, Chief Financial
Officer and Treasurer

Steven E. Fivel ...............................   2002     $  275,000     $  137,500       $     5,500                61,428
Executive Vice President, General Counsel and     2001        225,000             --            36,300                10,714
Secretary                                         2000        175,000        108,400             2,550                25,000(3)

Phillip A. Bounsall (5) .......................   2002     $   96,667             --       $ 1,003,673(4)             14,047
Former Executive Vice President,                  2001        290,000             --            44,800                13,571
Chief Financial Officer and Treasurer             2000        225,000        185,625             2,550                32,857(3)

(1) Except as otherwise noted below, represents our matching contributions to the respective employees 401(k) accounts and includes immaterial refunds of less than $5,000 per year from the 401(k) Plan paid in 2003, 2002 and 2001, relating to ERISA compliance testing for the years 2002, 2001 and 2000 for Messrs. Laikin, Howell, Fivel and Bounsall. Also includes payments received by the executive officers named above pursuant to the offer to exchange certain stock options that we made to our employees and directors during 2001.

(2) All option amounts and exercise prices have been adjusted to give retroactive effect to a one for seven reverse split of our Common Stock effected in June 2002.

(3) Does not include certain options originally granted in fiscal 1996 and 1997 to Messrs. Howell (107,143); Bounsall (17,857) and Fivel (8,929), the expiration dates of which were extended during fiscal 2000 for three years from their original expiration dates.

(4) Includes amount paid to Mr. Bounsall during 2002 relating to the termination of his employment agreement.

(5)        Mr. Bounsall resigned in April 2002.

(6)        Mr. Terence joined the Company in April 2002.

(7) Represents amounts paid for Mr. Terence's moving and relocation costs during 2002.

OPTION GRANTS IN LAST FISCAL YEAR

           The following table provides information with respect to individual stock options granted during fiscal 2002 to each of the Named Executives:

                                                                                                  POTENTIAL REALIZABLE VALUE
                                                    % OF TOTAL                                        AT ASSUMED ANNUAL
                                                     OPTIONS                                         RATES OF STOCK PRICE
                                   SHARES           GRANTED TO                                     APPRECIATION FOR OPTION
                                 UNDERLYING         EMPLOYEES       EXERCISE                             TERM ($) (2)
                                  OPTIONS           IN FISCAL        PRICE        EXPIRATION      ---------------------------
      NAME                       GRANTED(1)           YEAR          ($/SH)           DATE            5%                 10%
--------------------------       ----------         ----------      --------      ----------      --------            -------
Robert J. Laikin ................  32,857              4.1            6.37         4/18/2007        57,825            127,779
                                  100,000             12.6            8.69         12/11/2007      240,089            530,533


J. Mark Howell ..................  29,047              3.7            6.37         4/18/2007        51,120            112,962
                                   50,000              6.3            8.69         12/11/2007      120,044            265,267


Frank Terence ...................  42,857              5.4            5.60         4/16/2007        66,307            146,522
                                   14,286              1.8            1.49         9/25/2007         5,881             12,995
                                   50,000              8.7            8.69         12/11/2007      120,044            265,267


Steven E. Fivel .................  11,428              1.4            6.37         4/18/2007        20,112             44,443
                                   50,000              6.3            8.69         12/11/2007      120,044            265,267


Phillip A. Bounsall .............  14,047              1.8            6.37         4/18/2007        24,722             54,628

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

           The following table sets forth information concerning each exercise of stock options by each of the Named Executives during the fiscal year ended December 31, 2002 and the value of unexercised stock options held by the Named Executives as of December 31, 2002:

                                                                    NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                    SHARES                         UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                   ACQUIRED                     OPTIONS AT DECEMBER 31, 2002          DECEMBER 31, 2002(1)
                                      ON          VALUE       --------------------------------    -----------------------------
NAME                               EXERCISE      REALIZED     EXERCISABLE        UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
-----------------------------      --------      --------     -----------        -------------    -----------     -------------
Robert J. Laikin.............            --      $     --          75,713              155,712    $        --     $      50,271
J. Mark Howell...............            --            --         158,808               96,664             --            44,442
Frank Terence................            --            --               -              107,143             --           190,144
Steven E. Fivel..............            --            --          39,165               73,331             --            17,485
Phillip A. Bounsall..........            --            --          91,900                   --         21,492                --

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock.


DIRECTOR COMPENSATION

           For the fiscal year ended December 31, 2002, non-employee directors received annual cash compensation of $ 30,000 for services rendered in their capacity as Board members. In addition, members of the Executive, Audit and Compensation Committees received annual payments of $ 6,400, $ 3,600, and $ 3,600, respectively, as members of such committees. Under our Corporate Governance Principles, subject to stockholder approval, 30% of Independent Director compensation will be in the form of restricted stock grants. We have adopted a Non-Employee Director Stock Option Plan (the "Director Plan") pursuant to which 133,928 shares of Common Stock are reserved for issuance to non-employee directors. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 1,428 shares of Common Stock upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 571 shares. Effective as of December 31, 2002 the Board determined to suspend all future grants of options under the Director Plan. All of the options that were granted under the Director

Plan were granted at fair market value on the date of grant and are exercisable as to all of the shares covered thereby commencing one year from the date of grant. In accordance with our Corporate Governance Principles we intend to implement, subject to stockholder approval, for our Independent Directors a plan pursuant to which they will be eligible to receive up to 30% of their compensation in the form of restricted stock. During the year ended December 31, 2002, we granted options to purchase 571 shares of Common Stock, at an exercise price of $3.92 per share, to each of Messrs. Simon, Stead, Stuart and Wagner. During the year ended December 31, 2002, we granted options to purchase 10,000 shares of Common Stock, at an exercise price of $2.14 per share, to Mr. Roedel and Ms. Daily. In connection with our "Offer to Exchange" which expired October 15, 2001 we granted, on April 18, 2002, options to purchase 1,523 shares of Common Stock, at $6.37 per share, to each of Messrs. Simon, Stuart and Wagner and options to purchase 476 shares of Common Stock, at $6.37 per share, to Mr. Stead.

EMPLOYMENT AND SEVERANCE AGREEMENTS

           We have entered into five-year "evergreen" employment agreements with each of Messrs. Laikin and Howell which are automatically renewable for successive one-year periods and provide for an annual base compensation of $600,000 and $400,000 respectively, and such bonuses as the Board of Directors may from time to time determine. If we provide the employee with notice that we desire to terminate the agreement or terminate the agreement without cause, there is a final five-year term commencing on the date of such notice. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter. The employment agreements also provide that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive severance pay equal to the highest of (a) $2,250,000 for Mr. Laikin and $1,625,000 for Mr. Howell or (b) five times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination. If after or as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, the employee will be entitled to receive severance pay equal to ten times the total compensation (including salary, bonus, the value of all perquisites and the value of all stock options granted to the employee) received from us during the twelve months prior to the date of termination. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable. For purposes of such agreements, a "change of control" shall be deemed to occur, unless previously consented to in writing by the respective employee, upon (i) individuals who constituted our then current Board of Directors ceasing to constitute a majority of the Board of Directors, (ii) subject to certain specified exceptions, the acquisition of beneficial ownership of 15% or more of our voting securities by any person or entity not affiliated with the respective employee or us, (iii) the commencement of a proxy contest against management for the election of a majority of our Board of Directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities, (iv) the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the respective employee or us, or (v) our complete liquidation or dissolution. In addition, we have entered into a three-year "evergreen" employment agreement with Mr. Fivel, which is automatically renewable for successive one-year periods and provides for an annual base compensation of $325,000. If we provide the employee with notice that we desire to terminate the agreement without cause, there is a final three-year term commencing on the date of such notice. The agreement provides otherwise for substantially the same terms as the employment agreements described above, except that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive the highest of (a) $825,000 or (b) three times the total compensation (including salary, bonus and the value of all perquisites ) received from us during the twelve months prior to the date of termination. If after or as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, the employee will be entitled to receive severance pay equal to six times the compensation (including, salary, bonus, and the value of all perquisites and the value of all stock options granted to the employee) received or earned from us during the twelve months prior to the date of termination. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable.

           We have also entered into a three-year "evergreen" employment agreement with Mr. Terence on April 22, 2002 which is automatically renewable for successive one-year periods and provides for an annual base compensation of $350,000, a guaranteed bonus of not less than $86,667 for his first year of service and such additional bonuses as the Board of Directors may from time to time determine. The employment agreement provides for employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter. The employment agreement also provides that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive severance pay equal to three times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination provided that until April 22, 2003 the minimum amount payable under this provision shall be $1,000,000. For purposes of such agreement, a "change of control" shall be deemed to occur, unless previously consented to in writing by the employee, upon (i) individuals who constituted our then current Board of Directors ceasing to constitute a majority of the Board of Directors, (ii) subject to certain specified exceptions, the acquisition of beneficial ownership of 15% or more of our voting securities by any person or entity not affiliated with the respective employee or us, (iii) the commencement of a proxy contest against management for the election of a majority of our Board of Directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities, (iv) the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the respective employee or us, or (v) our complete liquidation or dissolution. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable.

The Company had entered into an employment agreement with Mr. Bounsall similar in all respects to the terms and conditions of its agreement with Mr. Fivel except that (a) the annual base compensation for Mr. Bounsall under the terms of the agreement was $290,000 and (b) if Mr. Bounsall terminated his employment without Good Reason, as defined, within 12 months after a "change in control" or if prior to and not as a result of a change in control, Mr. Bounsall terminated his employment for Good Reason or his employment was terminated by the Company other than for disability or cause, as defined in the agreement, Mr. Bounsall would be entitled to receive the highest of (i) $870,000 or (ii) three times the total compensation (including salary, bonus and the value of all perquisites) received from the Company during the twelve months prior to the date of termination. Mr. Bounsall ceased to be Executive Vice President, Chief Financial Officer and Treasurer of the Company effective as of April 22, 2002. In connection with the termination of Mr. Bounsall's employment and his employment agreement with the Company, the Company entered into a separation and general release agreement with Mr. Bounsall pursuant to which the Company paid Mr. Bounsall a severance payment in the aggregate amount of $1 million of which $500,000 was paid to Mr. Bounsall on the date of execution of the severance agreement and the balance of $500,000 was placed in escrow during 2002 and released to him in January of 2003. In addition, pursuant to the separation and general release agreement with Mr. Bounsall, the vesting of certain options to purchase our Common Stock was accelerated. All of the options that were accelerated expire on April 22, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           We have a Compensation Committee and Human Resources of the Board of Directors comprised of three Independent Directors (as defined in our Corporate Governance Principles) and currently consisting of Mr. Stead (Chairperson), Mr. Simon and Ms. Hermann. Decisions as to executive compensation are currently made by the Compensation Committee. During 2002, prior to the adoption of our Compensation and Human Resources Committee Charter, executive compensation was determined by the Board of Directors, primarily upon the recommendation of our prior Compensation Committee. Mr. Wagner, who had been a member of our Compensation Committee until January of 2003 is a partner in a law firm which received fees in exchange for services rendered to us during the year ended December 31, 2002. The Board of Directors which includes Messrs. Laikin and Howell has not modified or rejected any recommendations of the Compensation Committee as to the compensation of our executive officers. During the fiscal year ended December 31, 2002, none of our executive officers have served on the board of directors or the compensation committee of any other entity, any of whose officers serves on our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 17, 2003, based on information obtained from the persons named below, (i) by each person known by us to own beneficially more than five percent of our Common Stock, (ii) by each of the Named Executives, (iii) by each of our directors, and (iv) by all of our executive officers and directors as a group:

                                                               AMOUNT AND
                                                               NATURE OF                    PERCENTAGE OF
                                                               BENEFICIAL                    OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                        OWNERSHIP(2)                  SHARES OWNED
---------------------------------------                        ------------                 -------------

Robert J. Laikin (3) ..................................             218,927                       2.7

J. Mark Howell (4) ....................................             206,713                       2.5

Steven E. Fivel (5) ...................................              48,359                        *

Frank Terence (6) .....................................              21,429                        *

Phillip A. Bounsall (14) ..............................              96,402                       1.2

Catherine Daily (11) ..................................                  --                        *

Eliza Hermann .........................................                  --                        *

Stephen H. Simon (7) ..................................               2,364                        *

Marisa K. Pratt (12) ..................................                  14                        *

Richard W. Roedel (13) ................................                  --                        *

Jerre L. Stead (8) ....................................              14,301                        *

Todd H. Stuart (9) ....................................               4,507                        *

Robert F. Wagner (10) .................................               8,815                        *

Timothy S. Durham (15) ................................             444,707                       5.5

All executive officers and directors
as a group (twelve persons) (16) ......................             524,573                       6.3

----------

*          Less than 1%.

(1) The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 17, 2003 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 17, 2003 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 93,333 shares which are exercisable within 60 days of March 17, 2003. Includes 114,707 shares owned by Mr. Laikin. Includes 8,505 shares allocated from the Brightpoint, Inc. 1999 Employee Stock Purchase Plan ("ESPP") and 2,382 shares allocated from the Brightpoint, Inc. 401k Plan ("401(k)"). Does not include options to purchase 138,092 shares.

(4) Includes 173,729 shares underlying options which are exercisable within 60 days of the March 17, 2003. Includes 32,755 shares owned by
           J. Mark Howell and 229 shares allocated from the 401(k). Does not include options to purchase 81,743 shares.

(5) Includes 46,546 shares underlying options which are exercisable within 60 days of March 17, 2003. Includes 1,142 shares owned by Mr. Fivel. Includes 97 shares allocated from the ESPP and 146 shares allocated from the 401(k). Does not include options to purchase 65,950 shares.

(6) Includes 14,286 shares underlying options which are exercisable within 60 days of March 17, 2003. Includes 3,572 shares owned by Mr. Terence and 3,571 shares held by the Frank Terence and Katrina Marie Terence Trust of October 31, 2001. Mr. Terence and his spouse are trustees of this trust which is for the benefit of his minor child. Does not include options to purchase 92,857 shares.

(7) Includes (i) 714 shares owned by Mr. Simon and (ii) 1,650 shares underlying options which are exercisable within 60 days of March 17, 2003. Does not include options to purchase 1,015 shares.

(8) Includes (i) 13,000 shares beneficially owned by Mr. Stead, which shares are owned of record by JMJS Group LLP, and (ii) 1,301 shares underlying options which are exercisable within 60 days of March 17, 2003. Does not include options to purchase 317 shares.

(9) Includes (i) 2,857 shares owned by Mr. Stuart and (ii) 1,650 shares underlying options which are exercisable within 60 days of March 17, 2003. Does not include options to purchase 1,015 shares.

(10) Includes (i) 7,150 shares owned by Mr. Wagner and (ii) 14 shares held in a joint account by Mr. Wagner and his emancipated son, of which shares Mr. Wagner disclaims beneficial ownership and (iii) 1,650 shares underlying options which are exercisable within 60 days of March 17, 2003. Does not include options to purchase 1,015 shares.

(11)       Does not include options to purchase 10,000 shares.

(12)       Includes 14 shares owned by Ms. Pratt.

(13)       Does not include options to purchase 10,000 shares.

(14) Includes 91,900 shares underlying options which are exercisable within 60 days of March 17, 2003. Includes 2,428 shares owned by Mr. Bounsall's wife. Includes 1,136 shares allocated from the ESPP and 126 shares allocated from the 401(k). Includes 812 shares held in the Howell Family

           Educational Trust of which Mr. Bounsall is a trustee and as to which shares Mr. Bounsall, as trustee, has voting and dispositive power.

(15) Based solely on a joint Schedule 13D filed with the Securities and Exchange Commission by Timothy S. Durham, Diamond Investments, LLC, Henri B. Najem, Jr., Shelley Najem, Jeffrey Osler, Neil Lucas, James
           F. Cochran, Jonathon B. Swain, Dr. Charles Durham, Mitza Durham and Shannon Frantz. The address of Mr. Durham is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(16) Includes an aggregate of 334,145 shares underlying options which are exercisable within 60 days of March 17, 2003, including those listed in notes (3) through (13), above. Does not include options to purchase an aggregate of 402,004 shares.

EQUITY COMPENSATION PLANS

           The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002.

                                                       NUMBER OF                 WEIGHTED-            NUMBER OF SECURITIES
                                                   SECURITIES TO BE               AVERAGE            REMAINING AVAILABLE FOR
                                                      ISSUED UPON             EXERCISE PRICE          ISSUANCE UNDER EQUITY
                                                      EXERCISE OF             OF OUTSTANDING           COMPENSATION PLANS
                                                      OUTSTANDING               OPTIONS AND           (EXCLUDING SECURITIES
                                                  OPTIONS AND RIGHTS              RIGHTS            REFLECTED IN COLUMN (a))
                                                  ------------------          --------------        ------------------------
PLAN CATEGORY                                             (a)                       (b)                        (c)
                                                  ------------------          --------------        ------------------------

Equity compensation plans approved by
security holders: (1994 Stock Option Plan
and Non-Employee Director Stock
Option Plan)                                                 908,543                  $22.95                          76,109

Equity compensation plans not approved
by security holders(1):(1996 Stock
Option Plan)                                                 456,664                  $21.81                          67,793
                                                  ------------------          --------------        ------------------------
Total                                                      1,365,207                  $22.57                         143,902
                                                  ==================          ==============        ========================

----------

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options are 5 to 10 years in duration, expire at various dates between 10/9/2003 and 11/14/2012, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 13 to the Consolidated Financial Statements for a description of the 1996 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           We utilize the services of a third party for the purchase of corporate gifts, promotional items and standard personalized stationery. Mrs. Judy Laikin, the mother of Robert J. Laikin, our Chief Executive Officer, was an independent consultant to this third party during 2001 and prior to June 1, 2000 was the owner of the third party. We purchased approximately $91,382 of services and products from this third party during 2002. We believe that these purchases were made on terms no less favorable to us than we could have obtained from an unrelated party.

           During 2002, an entity in which the father of Robert J. Laikin is a fifty percent (50%) equity owner, provided risk management services to us for which we paid the entity $30,800 in consulting fees. In the first quarter of 2002, we terminated our relationship with this provider of risk management services. During the fiscal year ended December 31, 2002 we paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $205,000 in service fees and certain insurance premiums, which premiums were forwarded to our respective insurance carriers.

           Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith, we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we have reimbursed certain of our current and former executive officers and intend to reimburse our officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters.

PART IV

ITEM 14. CONTROLS AND PROCEDURES.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)(1) The following financial statements and information are filed as a part of our report commencing on page A-1:

                  Report of Independent Auditors

                  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 2001 and 2002

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                  Notes to the Consolidated Financial Statements


(a)(2) The following financial statement schedule for the year ended December 31, 2002, is submitted herewith:

           Schedule II - Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)     Exhibits


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

3.1         Certificate of Incorporation of the Company, as amended through 1992 (5)

3.1.2       Amendment to Certificate of Incorporation of the Company dated June 26, 2002 (18)

3.2         Amended and Restated By-Laws of the Company (5)

3.3         Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15,
            1995 (2)

4.1         Indenture between the Company and the Chase Manhattan Bank, as Trustee (6)

4.2         Credit Agreement dated as of October 31, 2001 (as amended) among Brightpoint North America, L.P.,
            Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation (15)**

10.1        1994 Stock Option Plan, as amended (11)*

10.2        1996 Stock Option Plan, as amended (14)*

10.3        Non-Employee Directors Stock Option Plan (1)

10.4        Employee Stock Purchase Plan (9)

10.5        Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (10)*

10.6        Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.7        Amended and Restated Employment Agreement between the Company and Phillip A. Bounsall dated July 1, 1999 (10)*

10.8        Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (10)*

10.9        Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust
            Company, as Rights Agent (3)

10.10       Lease Agreement between the Company and DP Operating Partnership, L.P., dated as of March 1, 1997 (4)


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.11       Lease Agreement between the Company and New World Partners Joint Venture Number Five, dated July 30, 1998 (7)

10.12       Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998 (7)

10.13       Form of Indemnification Agreement of certain officers and directors (12)

10.14       Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the
            "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of January 4, 1999 (8)

10.15       Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J.
            Laikin dated July 1, 1999 (13)*

10.16       Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J.
            Mark Howell dated July 1, 1999 (13)*

10.17       Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and
            Phillip A. Bounsall dated July 1, 1999 (13)*

10.18       Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and
            Steven E. Fivel dated July 1, 1999 (13)*

10.19       Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000 (13)

10.20       Amendment dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and
            Steven E. Fivel dated July 1, 1999 (17)*

10.21       Distributor Agreement dated October 29, 2001 between Nokia Inc. and Brightpoint North America L.P. (17)**

10.22       Brightpoint, Inc. 401(k) Plan (2001 Restatement) (17)

10.23       Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2001 (17)

10.24       Separation and General Release Agreement between the Company and Phillip A. Bounsall (18)

10.25       Employment Agreement between the Company and Frank Terence dated April 22, 2002 (18)*


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.26       Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd and Chinatron Group
            Holdings Limited Dated October 1, 2001 (18)

10.27       Amendment dated January 18, 2002 to Sale and Purchase Agreement between Brightpoint International (Asia
            Pacific) PTE Ltd. and Chinatron Group Holding Limited dated October 1, 2001 (18)

10.28       Amendment No. 2 dated September 27, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless
            Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and
            General Electric Capital Corporation (19)

10.29       Amendment No. 3 dated December 13, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless
            Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and
            General Electric Capital Corporation (20)

10.30       Amendment dated December 19, 2002 to distribution agreement dated October 29, 2001 between Brightpoint North
            America L.P. and Nokia Inc. (21) ***

10.31       Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert
            J. Laikin dated July 1, 1999 (21)

10.32       Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark
            Howell dated July 1, 1999 (21)

10.33       Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven
            E. Fivel dated July 1, 1999 (21)

10.34       Amendment dated January 1, 2003 to the Employment Agreement between the Company and Frank Terence dated
            April 22, 2002 (21)

10.35       Credit Agreement dated December 24, 2002 between Brightpoint Australia Pty Limited, Advanced Portable
            Technologies Limited and GE Commercial Finance (21)

10.36       Agreement dated June 6, 2002 between the Company and Chanin Capital Partners (21)

10.37       Amendment dated July 8, 2002 to the Agreement between the Company and Chanin Capital Partners dated June 6,
            2002 (21)

10.38       Brightpoint, Inc. 401(k) Plan, effective October 1, 2002 (21)

21          Subsidiaries (21)

23          Consent of Independent Auditors (16)

99.1        Cautionary Statements (21)


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

99.2        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section
            906 of the Sarbanes-Oxley Act of 2002 (21)

99.3        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section
            906 of the Sarbanes-Oxley Act of 2002 (21)

(1)         Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement
            (33-75148) effective April 7, 1994.

(2)         Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3)         Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K, dated March 28, 1997.

(4)         Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5)         Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement on Form
            S-3 (333-29533) effective August 6, 1997.

(6)         Incorporated by reference to the applicable exhibit filed with the exhibit filed with the Company's Current
            Report on Form 8-K dated April 1, 1998 for the event dated March 5, 1998.

(7)         Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(8)         Incorporated by reference to the applicable exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1998.

(9)         Incorporated by reference to Appendix B filed with the Company's Proxy Statement dated April 15, 1999 relating to its Annual Stockholders meeting held May 18, 1999.

(10)        Incorporated by reference to the applicable exhibit filed with the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(11)        Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement on Form
            S-8 (333-87863) dated September 27, 1999.

(12)        Incorporated by reference to the applicable exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1999.


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

(13)        Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company's
            Form 10-K for the fiscal year ended December 31, 2000.

(14)        Incorporated by reference to the applicable exhibit filed with the Company's Tender Offer Statement on
            Schedule TO dated August 31, 2001.

(15)        Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K for the event dated November 1, 2001.

(16)        Filed as page F-1 of this report on Form 10-K.

(17)        Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 2002.

(18)        Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(19)        Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K for the event dated September 27, 2002.

(20)        Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K for the event dated December 13, 2002.

(21)        Filed herewith.


            * Denotes management compensation plan or arrangement.

            ** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

            *** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K:

         We filed a Current Report on Form 8-K for the event dated August 30, 2002 under Item 5 to report that certain of our subsidiaries had completed the sale of their respective interests in Brightpoint Middle East FZE and its subsidiary and Brightpoint Jordan Limited.

         We filed a Current Report on Form 8-K for the event dated September 23, 2002 and a Current Report on Form 8-K for the event dated September 27, 2002 under Item 5 to announce our repurchase of convertible, subordinated, zero-coupon
         Convertible Notes due 2018.

         We filed a Current Report dated December 1, 2002 under Item 5 to report the resignation of Mr. John W. Adams as a director.

         We filed a Current Report on Form 8-K for the event dated September 27, 2002 to report that our primary North American operating subsidiaries entered into a Second Amendment to the Revolving Credit Facility with a syndicate of lenders led by General Electric Capital Corporation (the "Credit Agreement").

         We filed a Current Report on Form 8-K for the event dated November 29, 2001 under Item 5 to report that our primary North American subsidiaries entered into a Third Amendment to the Credit Agreement.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BRIGHTPOINT, INC.

Date: March 28, 2003                               /s/ ROBERT J. LAIKIN
            --                                     -------------------------
                                                   By: Robert J. Laikin
                                                   Chairman of the Board and
                                                   Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                           TITLE                                                        DATE
---------                                           -----                                                        ----

/s/ ROBERT J. LAIKIN                                Chairman of the Board                                        March 28, 2003
-----------------------------------------           Chief Executive Officer and                                        --
Robert J. Laikin                                    Director (Principal Executive Officer)


/s/ J. MARK HOWELL                                  President and                                                March 28, 2003
-----------------------------------------           Director                                                           --
J. Mark Howell

/s/ FRANK TERENCE                                   Executive Vice President, Chief Financial                    March 28, 2003
-----------------------------------------           Officer and Treasurer (Principal Financial Officer)                --
Frank Terence

/s/ GREGORY L. WILES                                Vice President and Corporate Controller                      March 28, 2003
-----------------------------------------           (Principal Accounting Officer)                                     --
Gregory L. Wiles

/s/ CATHERINE M. DAILY                              Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Catherine M. Daily

/s/ ELIZA HERMANN                                   Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Eliza Hermann

/s/ MARISA E. PRATT                                 Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Marisa E. Pratt

/s/ RICHARD W. ROEDEL                               Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Richard W. Roedel

/s/ STEPHEN H. SIMON                                Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Stephen H. Simon

/s/ JERRE L. STEAD                                  Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Jerre L. Stead

/s/ TODD H. STUART                                  Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Todd H. Stuart

/s/ ROBERT F. WAGNER                                Director                                                     March 28, 2003
-----------------------------------------                                                                              --
Robert F. Wagner

                  Certification of Principal Executive Officer

I, Robert J. Laikin, Chairman of the Board and Chief Executive Officer of Brightpoint, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Brightpoint, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                                 /s/ Robert J. Laikin
                                                 --------------------
                                                 Robert J. Laikin
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                  Certification of Principal Financial Officer

I, Frank Terence, Executive Vice President, Chief Financial Officer and Treasurer of Brightpoint, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Brightpoint, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                                      /s/ Frank Terence
                                                      -------------------------
                                                      Frank Terence
                                                      Executive Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer

FINANCIAL                                                            APPENDIX A
INFORMATION

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


            Report of Independent Auditors .............................    A-2

            Management's Responsibility for Financial Statements .......    A-2

            Consolidated Statements of Operations ......................    A-3

            Consolidated Balance Sheets ................................    A-4

            Consolidated Statements of Cash Flows ......................    A-5

            Consolidated Statements of Stockholders' Equity ............    A-6

            Notes to Consolidated Financial Statements .................    A-7

            Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................   A-40

            Operating Segments .........................................   A-63

            Future Operating Results ...................................   A-65

            Financial Market Risk Management ...........................   A-66

            Other Information ..........................................   A-67

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

As discussed in Notes 4 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively, on January 1, 2002.


                                                      /s/ Ernst & Young LLP

Indianapolis, Indiana
January 31 , 2003, except for Notes 5, 11, 15 and 18, as to which the date is March 12, 2003



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

/s/ ROBERT J. LAIKIN              /s/ J. MARK HOWELL                  /s/ FRANK TERENCE
Robert J. Laikin                  J. Mark Howell                      Frank Terence
Chairman of the Board and         President                           Executive Vice President, Chief
Chief Executive Officer                                               Financial Officer and Treasurer

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                          YEAR ENDED DECEMBER 31
                                                                            ---------------------------------------------------
                                                                                2002               2001               2000
                                                                            -------------      -------------      -------------

Revenue                                                                     $   1,276,067      $   1,263,700      $   1,297,164
Cost of revenue                                                                 1,204,073          1,189,925          1,163,335
                                                                            -------------      -------------      -------------
Gross profit                                                                       71,994             73,775            133,829

Selling, general and administrative expenses                                       71,247             66,396             72,688
Facility consolidation charge                                                          --                605              6,972
                                                                            -------------      -------------      -------------
Operating income from continuing operations                                           747              6,774             54,169

Interest expense                                                                    5,899              8,170              5,757
Impairment loss on long-term investment                                             8,305                 --                 --
Other expenses                                                                      1,936                131                 60
                                                                            -------------      -------------      -------------
Income (loss) from continuing operations before income taxes                      (15,393)            (1,527)            48,352

Income tax expense (benefit)                                                       (2,569)              (325)            16,457
                                                                            -------------      -------------      -------------
Income (loss) from continuing operations                                          (12,824)            (1,202)            31,895

Discontinued operations:
     Income (loss) from discontinued operations                                   (12,861)           (22,098)               953
     Gain (loss) on disposal of discontinued operations                            (2,617)           (34,301)               847
                                                                            -------------      -------------      -------------
Total discontinued operations                                                     (15,478)           (56,399)             1,800

Income (loss) before extraordinary item and cumulative effect                     (28,302)           (57,601)            33,695

Extraordinary gain on debt extinguishment, net of tax                              26,629              4,300              9,988
Cumulative effect of a change in accounting principle, net of tax                 (40,748)                --                 --
                                                                            -------------      -------------      -------------

Net income (loss)                                                           $     (42,421)     $     (53,301)     $      43,683
                                                                            =============      =============      =============

Basic per share:
      Income (loss) from continuing operations                              $       (1.60)     $       (0.15)     $        4.02
      Discontinued operations                                                       (1.94)             (7.07)              0.23
      Extraordinary gain on debt extinguishment, net of tax                          3.33               0.54               1.26
      Cumulative effect of a change in accounting principle, net of tax             (5.09)                --                 --
                                                                            -------------      -------------      -------------
      Net income (loss)                                                     $       (5.30)     $       (6.68)     $        5.51
                                                                            =============      =============      =============


Diluted per share:
      Income (loss) from continuing operations                              $       (1.60)     $       (0.15)     $        3.98
      Discontinued operations                                                       (1.94)             (7.07)              0.22
      Extraordinary gain on debt extinguishment, net of tax                          3.33               0.54               1.25
      Cumulative effect of a change in accounting principle, net of tax             (5.09)                --                 --
                                                                            -------------      -------------      -------------
      Net income (loss)                                                     $       (5.30)     $       (6.68)     $        5.45
                                                                            =============      =============      =============


Weighted average common shares outstanding:
      Basic                                                                        7,998               7,973              7,923
                                                                            =============      =============      =============
      Diluted                                                                      7,998               7,973              8,015
                                                                            =============      =============      =============

  See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                      DECEMBER 31
                                                                2002              2001
                                                            ------------      ------------

ASSETS
Current assets:
      Cash and cash equivalents                             $     43,798      $     58,295
      Pledged cash                                                14,734            16,657
      Accounts receivable (less allowance for doubtful
        accounts of $5,328 in 2002 and $6,272 in 2001)           111,771           181,755
      Inventories                                                 73,472           137,549
      Contract financing receivable                               16,960            60,404
      Other current assets                                        12,867            33,115
                                                            ------------      ------------
Total current assets                                             273,602           487,775

Property and equipment                                            35,696            45,047
Goodwill and other intangibles                                    14,153            61,258
Other assets                                                      12,851            15,340
                                                            ------------      ------------

Total assets                                                $    336,302      $    609,420
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                      $    129,621      $    194,776
      Accrued expenses                                            48,816            52,743
      Unfunded portion of contract financing receivable           22,102            45,499
      Lines of credit, short-term                                     51            10,323
      Convertible notes, short-term                               12,017                --
                                                            ------------      ------------
Total current liabilities                                        212,607           303,341
                                                            ------------      ------------

Long-term liabilities:
      Lines of credit                                             10,052            24,419
      Convertible notes                                               --           131,647
                                                            ------------      ------------
Total long-term liabilities                                       10,052           156,066
                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
      Preferred stock, $0.01 par value: 1,000 shares
        authorized; no shares issued or outstanding                   --                --
      Common stock, $0.01 par value: 100,000 shares
        authorized; 8,021 and 7,980 issued and
        outstanding in 2002 and 2001, respectively                    80                80
      Additional paid-in capital                                 214,624           214,452
      Retained earnings (deficit)                                (89,466)          (47,045)
      Accumulated other comprehensive loss                       (11,595)          (17,474)
                                                            ------------      ------------
Total stockholders' equity                                       113,643           150,013
                                                            ------------      ------------

Total liabilities and stockholders' equity                  $    336,302      $    609,420
                                                            ============      ============


See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31
                                                                       ---------------------------------------------
                                                                          2002              2001             2000
                                                                       -----------      -----------      -----------

OPERATING ACTIVITIES
Net income (loss)                                                      $   (42,421)     $   (53,301)     $    43,683
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                         12,431           12,039           12,201
      Amortization of debt discount                                          3,709            5,182
                                                                                                               7,169
      Income tax benefits from exercise of stock options                        --               --
                                                                                                               2,717
      Impairment loss on long-term investment                                8,305               --               --
      Minority interest and deferred taxes                                  12,852           (6,478)          (1,911)
      Pledged cash requirements                                              1,923          (16,657)              --
      Facilities consolidation charge                                           --              605            6,972
      Discontinued operations                                               15,478           56,399           (1,800)
      Extraordinary gain on debt extinguishment, net of tax                (26,629)          (4,300)          (9,988)
      Cumulative effect of accounting change, net of tax                    40,748               --               --
      Changes in operating assets and
        liabilities, net of effects from acquisitions:
           Accounts receivable                                              70,068           13,981           10,667
           Inventories                                                      53,888           77,912          (86,351)
           Other operating assets                                           17,450            4,307            3,190
           Accounts payable and accrued expenses                           (89,163)         (27,355)          47,453
      Net cash provided (used) by discontinued operations                   (8,517)         (11,695)           2,894
                                                                       -----------      -----------      -----------
Net cash provided by operating activities                                   70,122           50,639           36,896

INVESTING ACTIVITIES
Capital expenditures                                                        (8,671)         (27,442)         (14,664)
Purchase acquisitions, net of cash acquired                                     --           (7,963)          (6,215)
Cash effect of divestiture                                                  (6,307)              --               --
Proceeds from Mexico sale                                                    2,758               --               --
Decrease (increase) in funded contract financing receivables                20,750           (5,199)          (4,210)
Decrease (increase) in other assets                                            169           (1,638)             108
                                                                       -----------      -----------      -----------
Net cash provided (used) by investing activities                             8,699          (42,242)         (24,981)

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                               (18,436)         (18,934)           7,682
Repurchase of convertible notes                                            (75,015)         (10,095)         (29,329)
Proceeds from common stock issuances under employee stock
       option and purchase plans                                               173              259            6,724
                                                                       -----------      -----------      -----------
Net cash used by financing activities                                      (93,278)         (28,770)         (14,923)

Effect of exchange rate changes on cash and cash equivalents                   (39)          (1,050)          (2,535)
                                                                       -----------      -----------      -----------

Net decrease in cash and cash equivalents                                  (14,496)         (21,423)          (5,543)
Cash and cash equivalents at beginning of year                              58,295           79,718           85,261
                                                                       -----------      -----------      -----------
Cash and cash equivalents at end of year                               $    43,798      $    58,295      $    79,718
                                                                       ===========      ===========      ===========



See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                                   Accumulated
                                                        Additional   Retained         Other            Total
                                               Common    Paid-in     Earnings     Comprehensive     Stockholders'    Comprehensive
                                               Stock     Capital     (Deficit)    Income (Loss)        Equity        Income (Loss)
                                               ------   ----------   ---------    --------------    -------------    -------------
Balance at January 1, 2000                     $   78   $  204,752   $ (37,427)   $      (18,626)   $     148,777
2000 Activity:
   Net income                                      --           --      43,683                --           43,683    $      43,683
   Other comprehensive income (loss):
   Currency translation of foreign investments     --           --          --            (7,939)          (7,939)          (7,939)
   Unrealized gain on derivatives, net of
       income tax                                  --           --          --               134              134              134
   Common stock issued in connection with
       employee stock option and purchase
       plans and related income tax benefit         2        9,440          --                --            9,442
                                               ------   ----------   ---------    --------------    -------------    -------------
Balance at December 31, 2000                       80      214,192       6,256           (26,431)         194,097    $      35,878
                                                                                                                     =============
2001 Activity:
   Net loss                                        --           --     (53,301)               --          (53,301)   $     (53,301)
   Other comprehensive income (loss):
   Currency translation of foreign
       investments                                 --           --          --             9,097            9,097            9,097
   Unrealized loss on derivatives, net of
       income tax                                  --           --          --              (140)            (140)            (140)
   Common stock issued in connection with
       employee stock option and purchase
       plans and related income tax benefit        --          260          --                --              260
                                               ------   ----------   ---------    --------------    -------------    -------------
Balance at December 31, 2001                   $   80   $  214,452   $ (47,045)   $      (17,474)   $     150,013    $     (44,344)
                                                                                                                     =============
2002 ACTIVITY:
   NET LOSS                                        --           --     (42,421)               --          (42,421)   $     (42,421)
   OTHER COMPREHENSIVE INCOME (LOSS):
   CURRENCY TRANSLATION OF FOREIGN
       INVESTMENTS                                 --           --          --             5,929            5,929            5,929
   UNREALIZED LOSS ON DERIVATIVES, NET OF
       INCOME TAX                                  --           --          --               (50)             (50)             (50)
   COMMON STOCK ISSUED IN CONNECTION WITH
       EMPLOYEE STOCK OPTION AND PURCHASE
       PLANS AND RELATED INCOME TAX BENEFIT        --          172          --                --              172
                                               ------   ----------   ---------    --------------    -------------    -------------

BALANCE AT DECEMBER 31, 2002                   $   80   $  214,624   $ (89,466)   $      (11,595)   $     113,643    $     (36,542)
                                               ======   ==========   =========    ==============    =============    =============


    See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company's financial position or results of operations.

REVENUE RECOGNITION

Revenue is recognized when wireless equipment is sold and shipped or when the Company's integrated logistics services have been rendered. In arrangements where the Company both sells wireless equipment and provides integrated logistics services, revenue is recognized separately for these functions and the Company consistently applies the above criteria. In certain circumstances the Company manages and distributes wireless equipment and prepaid recharge cards on behalf of various wireless network operators and assumes little or no ownership risk for the product. The Company records revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions. The Company recognizes liabilities for product returns based upon historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its liabilities each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

VENDOR PROGRAMS

The Company receives funds from vendors for price protection, product rebates, marketing and training and promotion programs which are generally recorded, net of direct costs, as adjustments to product costs, revenue, or selling, general and administrative expenses according to the nature of the program. The Company accrues rebates based on the terms of the program and sales of qualifying products. Some of these items may extend over one or more quarterly reporting periods. Actual rebates may vary based on volume, other sales achievement levels or negotiations with the related vendor, which could result in an increase or reduction in the estimated amounts previously accrued. The Company also provides reserves for receivables on vendor programs for estimated losses resulting from vendors' inability to pay, or rejections of such claims by vendors.

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Pledged cash represents cash reserved as collateral for letters of credit issued by financial institutions on behalf of the Company or its subsidiaries and as collateral for an accounts receivable sale facility in France.

CONCENTRATIONS OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to wireless network operators, agents, resellers, dealers and retailers in the wireless telecommunications and data industry and are dispersed throughout the world, including North America, Colombia, Asia and the Pacific Rim and Europe. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company generally requires no collateral from its customers to secure trade accounts receivable. Computech Overseas International, a customer of the Company's Brightpoint Asia Limited operations managed by Persequor Limited, accounted for approximately 12% of the Company's total revenue and 30% of its Asia-Pacific division's revenue in 2002. At December 31, 2002, there were no amounts owed to the Company from Computech. The Company's Brightpoint Asia Limited operation, which represented approximately 27% and 14% of its total revenue in 2002 and 2001, respectively, sells primarily Nokia products to a limited number of resellers based in Hong Kong and Singapore, predominantly on a cash before delivery basis. The loss or a significant reduction in business activities in the Company's Brightpoint Asia Limited operation could have a material adverse affect on its revenue and results of operations. No single customer accounted for 10% or more of the Company's total revenue in 2001 or 2000.

The Company is dependent primarily on wireless equipment manufacturers for its supply of wireless telecommunications and data equipment. Products sourced from the Company's largest supplier accounted for approximately 69%, 72% and 62% of product purchases in 2002, 2001 and 2000, respectively. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of our subsidiaries in support of their vendor credit facilities. The payment terms received from the Company's suppliers is dependent on several factors, including, but not limited to, the Company's payment history with the supplier, the suppliers credit granting policies, contractual provisions, the Company's overall credit rating as determined by various credit rating agencies, the Company's recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company's control, could have a material adverse effect on the Company's operations. The Company believes that its relationships with its suppliers are satisfactory, however, it has periodically experienced inadequate supply from certain handset manufacturers.

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

ACCOUNTS RECEIVABLE TRANSFERS

The Company from time to time enters into certain transactions with banks and other third-party financing organizations with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). Fees, in the form of discounts, are recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances the Company may be required to repurchase the accounts. See Note 8 to the Consolidated Financial Statements for further discussion of these off-balance sheet transactions.

CONTRACT FINANCE RECEIVABLES

The Company offers financing of inventory and receivables to certain wireless network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements, however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that it has purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for amounts it has financed. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables" and any trade accounts payable pursuant to the arrangements is recorded as a current liability under the heading "Unfunded portion of contract financing receivable." The Company charges a fee for providing these contract financing services and records revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions. In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements.

INVENTORIES

Inventories consist of wireless handsets, wireless data devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 2002 and 2001, of cash and cash equivalents, pledged cash, trade accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, unfunded portion of contract financing receivable and the Company's credit facilities approximate their fair values. See Note 11 - Lines of Credit and Long-term Debt for disclosure of the fair value of the Company's Convertible Notes.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are stated at cost and depreciated over the lease term of the associated property. Maintenance and repairs are charged to expense as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset.

GOODWILL AND OTHER INTANGIBLES

The Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on January 1, 2002. Prior to SFAS No. 142, purchase price in excess of the fair value of net assets of businesses acquired was recorded as goodwill and was amortized on a straight-line basis over 30 years. Pursuant to the provisions of SFAS No. 142, the Company stopped amortizing goodwill as of January 1, 2002. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. As a result of the transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million, net of tax, during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. On October 1, 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. The Company's intangible assets are currently being amortized over three to five years. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization. (See Note 4 to the Consolidated Financial Statements for further discussion.)

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

DISCONTINUED OPERATIONS

The Company records amounts in discontinued operations (see Note 2 to the Consolidated Financial Statements for further discussion) as required by the FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is more fully described under "Recently Issued Accounting Pronouncements" below.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each year. The Company's common share equivalents consist of stock options and the Convertible Notes described in Note 13 and Note 11, respectively, to the Consolidated Financial Statements. On June 26, 2002, the Company's shareholders approved a 1-for-7 reverse split of its common stock. Per share amounts for all periods presented in this report have been adjusted to reflect this reverse stock split which was effective on June 27, 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2002, 2001 and 2000 (in thousands, except per share data):

                                                                         YEAR ENDED DECEMBER 31
                                                                    2002          2001            2000
                                                                -----------    -----------    -----------

Income (loss) from continuing operations                        $   (12,824)   $    (1,202)   $    31,895
Discontinued operations                                             (15,478)       (56,399)         1,800
Extraordinary gain on debt extinguishment, net of tax                26,629          4,300          9,988
Cumulative effect of a change in accounting principle,
   net of tax                                                       (40,748)            --             --
                                                                -----------    -----------    -----------
Net income (loss)                                               $   (42,421)   $   (53,301)   $    43,683
                                                                ===========    ===========    ===========
Basic:
   Weighted average shares outstanding                                7,998          7,973          7,923
                                                                ===========    ===========    ===========
   Per share amount:
       Income (loss) from continuing operations                 $     (1.60)   $     (0.15)   $      4.02
       Discontinued operations                                        (1.94)         (7.07)          0.23
       Extraordinary gain on debt extinguishment, net of tax           3.33           0.54           1.26
       Cumulative effect of a change in accounting principle,
           net of tax                                                 (5.09)            --             --
                                                                -----------    -----------    -----------
       Net income (loss)                                        $     (5.30)   $     (6.68)   $      5.51
                                                                ===========    ===========    ===========
Diluted:
   Weighted average shares outstanding                                7,998          7,973          7,923
       Net effect of dilutive stock options-based on the
       treasury stock method using average market price                  --             --             92
                                                                -----------    -----------    -----------
   Total weighted average shares outstanding                          7,998          7,973          8,015
                                                                ===========    ===========    ===========
   Per share amount:
       Income (loss) from continuing operations                 $     (1.60)   $     (0.15)   $      3.98
       Discontinued operations                                        (1.94)         (7.07)          0.22
       Extraordinary gain on debt extinguishment, net of tax           3.33           0.54           1.25
       Cumulative effect of a change in accounting principle,
           net of tax                                                 (5.09)            --             --
                                                                -----------    -----------    -----------
       Net income (loss)                                        $     (5.30)   $     (6.68)   $      5.45
                                                                ===========    ===========    ===========

STOCK OPTIONS

As more fully discussed in Note 13 to the Consolidated Financial Statements, the Company uses the intrinsic value method to account for stock options as opposed to the fair value method. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees. The table below presents a reconciliation of the Company's pro forma net income (loss) giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                        YEAR ENDED DECEMBER 31
                                                                  2002            2001           2000
                                                               -----------    -----------    -----------

Net income (loss) as reported                                  $   (42,421)   $   (53,301)   $    43,683
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                           (871)          (667)        (4,973)
                                                               -----------    -----------    -----------
Pro forma net income (loss)                                    $   (43,292)   $   (53,968)   $    38,710
                                                               ===========    ===========    ===========

Basic per share:
    Net income (loss)                                          $     (5.30)   $     (6.68)   $      5.51
    Stock-based employee compensation cost, net of related
        tax effects, that would have been included in the
        determination of net income (loss) if the fair value
        method had been applied                                      (0.11)         (0.09)         (0.66)
                                                               -----------    -----------    -----------
    Pro forma net income (loss)                                $     (5.41)   $     (6.77)   $      4.85
                                                               ===========    ===========    ===========

Diluted per share:
    Net income (loss)                                          $     (5.30)   $     (6.68)   $      5.45
    Stock-based employee compensation cost, net of related
        tax effects, that would have been included in the
        determination of net income (loss) if the fair value
        method had been applied                                      (0.11)         (0.09)         (0.65)
                                                               -----------    -----------    -----------
    Pro forma net income (loss)                                $     (5.41)   $     (6.77)   $      4.80
                                                               ===========    ===========    ===========


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

In November of 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Interpretation No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; however, its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Although the Company has provided indirect guarantees on behalf of certain of its wholly-owned subsidiaries, the Company believes that these guarantees are excluded from the scope of Interpretation No.
45. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its financial statements and related disclosures in future periods.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects to apply the provisions of SFAS No. 146 during the first quarter of 2003 based upon its decision to consolidate its call center activities and close its Richmond, California call center. See Note 18 to the Consolidated Financial Statements.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January of 2003, the Company expects to classify amounts currently reported as extraordinary gains on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB No. 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company adopted SFAS No. 144 on January 1, 2002. See Note 2 to the Consolidated Financial Statements for further discussion.

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

OPERATING SEGMENTS

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless handsets, accessory programs and fees from the provision of integrated logistics services. However, the divisions are managed separately because of the geographic locations in which they operate.

The Company evaluates the performance of, and allocate resources to, these segments based on operating income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, the Company discontinued several operating entities, which materially affected certain operating segments. All years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company's operations by segment is presented below (in thousands) for 2002, 2001 and 2000:

                                     Operating Income                                                     Allocated
                  Revenues from        (Loss) from               Total             Allocated               Income
                    External            Continuing              Segment            Interest              Tax Expense
                    Customers          Operations(1)            Assets             Expense(2)            (Benefit)(2)
                -----------------    -----------------     -----------------    -----------------     -----------------

2002:
THE AMERICAS    $         493,203    $          (2,030)    $         173,371    $           3,109     $          (1,843)
ASIA-PACIFIC              527,499                6,465                84,920                1,717                   476
EUROPE                    255,365               (3,688)               78,011                1,073                (1,202)
                -----------------    -----------------     -----------------    -----------------     -----------------
                $       1,276,067    $             747     $         336,302    $           5,899     $          (2,569)
                =================    =================     =================    =================     =================

2001:
The Americas    $         650,581    $          (6,481)    $         402,030    $           4,726     $          (2,378)
Asia-Pacific              339,749                9,285                98,539                2,187                 1,541
Europe                    273,370                3,970               108,851                1,257                   512
                -----------------    -----------------     -----------------    -----------------     -----------------
                $       1,263,700    $           6,774     $         609,420    $           8,170     $            (325)
                =================    =================     =================    =================     =================

2000:
The Americas    $         699,913    $          30,539     $         420,850    $           4,638     $           7,668
Asia-Pacific              330,489               14,653               137,600                 (851)                6,609
Europe                    266,762                8,977               129,337                1,970                 2,180
                -----------------    -----------------     -----------------    -----------------     -----------------
                $       1,297,164    $          54,169     $         687,787    $           5,757     $          16,457
                =================    =================     =================    =================     =================

(1) Includes $7.0 million of facility consolidation charges in The Americas division in 2000.

(2) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31
                                           --------------------------------------------
External revenue by service line:              2002            2001            2000
                                           ------------    ------------    ------------
Wireless handset sales                     $  1,017,304    $    989,209    $    943,968
Wireless accessory programs                      96,343         137,035         201,612
Integrated logistics services                   162,420         137,456         151,584
                                           ------------    ------------    ------------
                                           $  1,276,067    $  1,263,700    $  1,297,164
                                           ============    ============    ============

                                                           DECEMBER 31
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------
Long-lived assets:
The Americas                               $     38,274    $     60,841    $     60,656
Asia-Pacific                                      7,479          28,121          29,539
Europe                                           16,947          32,683          34,786
                                           ------------    ------------    ------------
                                           $     62,700    $    121,645    $    124,981
                                           ============    ============    ============

In all periods presented above, the Company's operations in the United States accounted for 99% or more of The Americas division's revenues generated from external customers and substantially all of the long-lived assets of the Americas division.

2. DISCONTINUED OPERATIONS

The Company adopted SFAS No. 144 at the beginning of 2002. In connection with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that we have eliminated or sold are classified in discontinued operations, for all periods presented. See Note 1 under "Recently Issued Accounting Pronouncements" for further discussion.

During the fourth quarter of 2002, the Company and certain of its subsidiaries sold certain operating assets of Brightpoint de Mexico, S.A. de C.V. and their respective ownership interests in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V., an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V. Pursuant to the transaction, the Company received cash consideration totaling approximately $1.7 million and a short-term promissory note from Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. totaling approximately $1.1 million that matured in December 2002. The repayment of the promissory note was guaranteed by Brightstar de Mexico S.A. de C.V. The Company recorded a net loss on the transaction of $2.2 million in 2002, which included a $3.5 million non-cash write-off of cumulative foreign currency translation adjustments and $3.4 million in tax benefits to be realized pursuant to the transaction. In addition, during the fourth quarter of 2002, the Company committed to a plan to sell its Puerto Rico operations, which sale was completed in February of 2003. Consequently, the financial results of Puerto Rico are presented in the Consolidated Statement of Operations as "Discontinued Operations."

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at December 31, 2002 of $3.4 million. In addition, under the Sale and Purchase Agreement, the Company may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. The Company received $0.3 million in contingent consideration during the fourth quarter of 2002 related to the transaction. There can be no assurance the Company will receive any additional proceeds. The Company recorded an initial loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $0.3 million. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by the Company's operations in the Middle East, was released and was classified as unrestricted. The Company has paid and will pay management fees, including performance based bonuses, to Persequor for providing management services relating to the Hong Kong-based sales activities of Brightpoint Asia Limited which the Company retained pursuant to the transaction. This loss and the results of operations of the Company's former Middle East operations are reflected in discontinued operations and prior periods have been reclassified accordingly.

During 2001, the Company's board of directors approved a restructuring plan (2001 Restructuring Plan) that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and divesting or closing operations in which the Company believed potential returns were not likely to generate an acceptable return on invested capital Certain markets in which the Company operated, including Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, had unusually high risk profiles due to many factors, including among other things, high importation duties, currency restrictions and volatile political and economic environments. The Company determined that the risks of operating in these markets could no longer be justified given the profitability potential of its operations in those markets, therefore, these operations were sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. During the fourth quarter of 2001, the Company completed the sale of its former operations in Jamaica (Brightpoint Jamaica Limited) pursuant to the 2001 Restructuring Plan. The Company incurred a loss on this disposal of approximately $1.3 million ($0.8 million, net of tax).

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the wireless telecommunications and data industry and, is beneficially owned, in part, by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In addition, Jerre
L. Stead, a director of Brightpoint, Inc. became and remains a director of Chinatron, pursuant to the transaction. The Company's Chairman of the Board and Chief Executive Officer, Robert J. Laikin, and the former managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, Mr. Laikin, disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, Mr. Laikin, received the unconditional promise from their company to pay him $350,000 ($300,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received preference shares in Chinatron with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional preference shares in Chinatron with a face value of $11 million. The Company currently estimates that its aggregate amount of Chinatron preference shares have a fair value of approximately $2 million. See Note 3 to the Consolidated Financial Statements for further discussion regarding the Company's investment in Chinatron preference shares. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Hong Kong-based Brightpoint Asia Limited operations managed by Persequor. The Company recorded losses related to the sale of Brightpoint China Limited to Chinatron of approximately $8.5 million during the three months ended March 31, 2002. Upon adoption of SFAS 142, as discussed below, the Company reclassified these losses to cumulative effect of a change in accounting principle effective January 1, 2002 as they related to goodwill that was required to be written-off pursuant the transitional impairment test.

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

For 2002 and 2001, discontinued operations experienced net losses of $12.9 million and $22.1 million, respectively, on revenue of $120 million and $561 million, respectively. In addition, these operations also experienced net losses on disposal of discontinued operations of approximately $2.6 million and $34.3 million in 2002 and 2001, respectively . To date, the Company has recorded approximately $38.6 million in charges during 2002 and 2001 relative to the actions called for by the 2001 Restructuring Plan. As of December 31, 2002 the actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary.

Further details of discontinued operations were as follows:

                                             YEAR ENDED DECEMBER 31
                                         2002          2001           2000
                                       ---------     ---------     ---------

Revenue                                $   119.7     $   561.5     $   672.1
                                       =========     =========     =========

Net operating gain (loss)              $    (9.9)    $   (19.9)    $     1.0
Restructuring Plan charges                  (2.1)        (36.5)          0.8
Net loss on Middle East sale                (1.3)           --            --
Net loss on Mexico sale                     (2.2)           --            --
                                       ---------     ---------     ---------
Total discontinued operations          $   (15.5)    $   (56.4)    $     1.8
                                       =========     =========     =========



At December 31, 2002, the Company had approximately $1.4 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at December 31, 2002, as follows (in millions):

Total current assets                                          $      8.1
Other non-current assets                                             0.2
                                                              ----------
Total assets                                                  $      8.3
                                                              ==========


Accounts payable                                              $      0.9
Accrued expenses and other liabilities                               5.1
                                                              ----------
Total liabilities                                             $      6.0
                                                              ==========

3. IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

As previously discussed, the Company received approximately $21 million face value of Chinatron preference shares pursuant to its divestiture of Brightpoint China Limited. The Chinatron preference shares were convertible into ordinary shares of Chinatron at a ratio of 1:1, which represented approximately a 19.9% interest in Chinatron at June 30, 2002. Additionally, the provisions of the Chinatron shareholder agreement and the Chinatron preference shares allow the Company to participate in certain capital raising activities to protect the Company against dilution. As of June 30, 2002, the Company estimated that its investment in Chinatron had a fair value of approximately $10.3 million based on the Company's indirect ownership interest and the projected discounted free cash flows of Chinatron. During the third quarter of 2002, Chinatron sought to raise additional capital to fund its operations and meet its business objectives. In September of 2002, for liquidity reasons and to provide an incentive for other parties to invest in Chinatron, the Company waived its rights to participate in these capital-raising activities and agreed to modify the conversion ratio of the preference shares. These actions resulted in a significant dilution in the Company's indirect ownership interest. Due to these changes the Company retained an independent valuation firm to prepare a fair market value analysis of its investment. Based on the results of this valuation, the Company believes that the preference shares have a current estimated fair value of approximately $2.0 million and, accordingly, recorded an impairment charge of approximately $8.3 million during the third quarter of 2002.

4. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

As of January 1, 2002, the Company adopted SFAS No. 142. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and will perform an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of the Company's reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the year ended December 31, 2002. On October 1, 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At December 31, 2002, these intangibles total $1.1 million, net of accumulated amortization of $0.8 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $0.4 million per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization.

The following table shows the Company's 2002 results presented on a comparable basis to the 2001 and 2000 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

                                                                                 YEAR ENDED DECEMBER 31
                                                                         2002             2001              2000
                                                                     ------------     ------------     ------------

Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported          $    (28,302)    $    (57,601)    $     33,695
Goodwill amortization                                                          --            1,384            1,164
                                                                     ------------     ------------     ------------
Income (loss) before extraordinary gain and cumulative
    effect of a change in accounting principle- as adjusted          $    (28,302)    $    (56,217)    $     34,859
                                                                     ============     ============     ============

Net income (loss)- as reported                                       $    (42,421)    $    (53,301)    $     43,683
Goodwill amortization                                                          --            1,384            1,164
                                                                     ------------     ------------     ------------
Net income (loss)- as adjusted                                       $    (42,421)    $    (51,917)    $     44,847
                                                                     ============     ============     ============

Basic per share:
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported          $      (3.54)    $      (7.22)    $       4.25
Goodwill amortization                                                          --             0.17             0.15
                                                                     ------------     ------------     ------------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle- as adjusted           $      (3.54)    $      (7.05)    $       4.40
                                                                     ============     ============     ============

Diluted per share:
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported          $      (3.54)    $      (7.22)    $       4.20
Goodwill amortization                                                          --             0.17             0.15
                                                                     ------------     ------------     ------------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle- as adjusted           $      (3.54)    $      (7.05)    $       4.35
                                                                     ============     ============     ============

Basic per share:
    Net income (loss) - as reported                                  $      (5.30)    $      (6.68)    $       5.51
    Goodwill amortization                                                      --             0.17             0.15
                                                                     ------------     ------------     ------------
    Net income (loss) - as adjusted                                  $      (5.30)    $      (6.51)    $       5.66
                                                                     ============     ============     ============

Diluted per share:
    Net income (loss) - as reported                                  $      (5.30)    $      (6.68)    $       5.45
    Goodwill amortization                                                      --             0.17             0.15
                                                                     ------------     ------------     ------------
    Net income (loss) - as adjusted                                  $      (5.30)    $      (6.51)    $       5.60
                                                                     ============     ============     ============

Weighted average common shares outstanding:
    Basic                                                                   7,998            7,973            7,923
                                                                     ============     ============     ============
    Diluted                                                                 7,998            7,973            8,015
                                                                     ============     ============     ============

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2002 are as follows (in thousands):

                                                     The Americas          Europe        Asia-Pacific          Total
                                                     -------------     -------------     -------------     -------------

Balance at December 31, 2001                         $      17,259     $      21,444     $      21,081     $      59,784
SFAS No. 142 impairment                                    (17,259)          (10,653)          (12,836)          (40,748)
Divestiture of Brightpoint China Limited                        --                --            (8,023)           (8,023)
Effects of foreign currency fluctuation and other               --             1,987                58             2,045
                                                     -------------     -------------     -------------     -------------
Balance at December 31, 2002                         $          --     $      12,778     $         280     $      13,058
                                                     =============     =============     =============     =============

5. EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

During 2002, the Company repurchased 228,068 of its 250,000 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by the Company's Board of Directors on November 1, 2001, which allows it to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $75.0 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $26.6 million ($3.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. As of December 31, 2002, the remaining 21,932 Convertible Notes had an accreted book value of approximately $12.0 million or $548 per Convertible Note.

During 2001, the Company repurchased 36,000 of its then outstanding Convertible Notes for approximately $10 million (an average cost of $281 per Convertible
Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share).

During 2000, the Company repurchased 94,000 Convertible Notes and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations.

Between January 1, and February 10, 2003, the Company repurchased an additional 17,602 Convertible Notes for a total cost of $9.7 million ($551 per Convertible
Note), with an accreted value of $9.7 million ($551 per Convertible Note). On March 11, 2003 the Company purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $2.3 million, which was paid in cash. As of March 12, 2003, there were 129 Convertible Notes outstanding with an accreted value of approximately $71 thousand. The 129 outstanding Convertible Notes may be redeemed by the Company for cash equal to the issue price plus accrued original issue discount through the date of redemption. The Company has initiated the redemption of the remaining Convertible Notes.

6. FACILITY CONSOLIDATION CHARGE

In 2000, the Company consolidated four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for the Company and its processes. The Company recorded a facility consolidation charge for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million ($4.2 million after applicable taxes or $0.52 per diluted share) and was comprised of approximately $3.2 million in non-cash fixed asset disposals and $3.8 million in moving, lease termination and other costs paid in cash. During 2001, the Company incurred approximately $0.6 million in additional facility charges.

7. ACQUISITIONS AND DIVESTITURES

See Note 2 to the Consolidated Financial Statements for discussions of the Company's divestiture activities during 2002 and 2001.

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

In December of 2000, the Company acquired Advanced Portable Technologies Pty Ltd located in Sydney, Australia, a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $0.9 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $1.0 million based upon the future operating results of the business over the three years following the acquisition. Goodwill of approximately $1.3 million resulted from this acquisition, which has been subsequently written-off pursuant to the implementation of SFAS No. 142, as discussed in Note 4 to the Consolidated Financial Statements.

The impact of the acquisitions discussed above was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

8. ACCOUNTS RECEIVABLE TRANSFERS

During the years ended December 31, 2002 and 2001, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Brazil, Ireland, Sweden, Australia, Mexico and France with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable during the years ended December 31, 2002 and 2001 totaled $215.9 million and $151.6 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.9 million and $3.2 million during 2002 and 2001, respectively, and were recorded as losses on the sale of assets. Approximately $1.2 million and $1.4 million in 2002 and 2001, respectively, of these fees relate to continuing operations and are included as a component of "Other expenses" in the Consolidated Statements of Operations. The remainder of the fees in 2002 and 2001 relate to our former Mexico and Brazil operations and are included in net loss from discontinued operations in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In certain circumstances, the Company may be required to repurchase the corresponding accounts receivable sold, including, but not limited to, the account receivable is in dispute or is otherwise not collectible, credit insurance is not maintained, a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or in certain situations a guarantee its subsidiaries obligations may be given by the Company. Pursuant to these arrangements, approximately $30.1 million and $27.0 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2002 and 2001, respectively. Amounts held by banks or other financing institutions at December 31, 2002 were for transactions related to our Ireland, France and Sweden arrangements, all other arrangements have been terminated or allowed to expire in 2002.

9. CONTRACT FINANCING RECEIVABLE

The Company offers financing of inventory and receivables to certain network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements, however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that we have purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for amounts it has financed. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables" and any trade accounts payable pursuant to the arrangements is recorded as a current liability under the heading "Unfunded portion of contract financing receivable." The Company charges a fee for providing these contract financing services and records revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions. In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements. At December 31, 2002 and 2001, contract financing receivables of $17.0 million and $60.4 million, respectively, included $5.8 million and $23.8 million, respectively, of wireless products located at the Company's facilities. In addition, at December 31, 2002 and 2001, the Company had $22.1 million and $45.5 million, respectively, in vendor payables related to purchases made for these arrangements which it considers to be the unfunded portion of these receivables.

The Company's contract financing activities are provided to wireless network operators and their authorized dealer agents and wireless equipment manufacturers located primarily throughout the United States. Decisions to grant credit under these arrangements are generally at the discretion of the Company, are made within guidelines established by the wireless network operators and wireless equipment manufacturers and are subject to the Company's normal credit granting and ongoing credit evaluation process.

10. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                              DECEMBER 31
                                                        ----------------------
                                                           2002         2001
                                                        ---------    ---------

Furniture and equipment                                 $  15,595    $  14,557
Information systems equipment and software                 59,445       63,206
Leasehold improvements                                      5,766        7,401
                                                        ---------    ---------
                                                           80,806       85,164
Less accumulated depreciation                              45,110       40,117
                                                        ---------    ---------
                                                        $  35,696    $  45,047
                                                        =========    =========

Depreciation expense charged to continuing operations was $12.1 million, $10.4 million and $10.8 million in 2002, 2001 and 2000, respectively.

11. LINES OF CREDIT AND LONG-TERM DEBT

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. The Company repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized an extraordinary gain, net of tax, on the repurchases of approximately $10.0 million. During the first quarter of 2001, the Company repurchased the remaining 36,000 Convertible Notes under the plan for approximately $10.1 million (prices ranging from $278 to $283 per Convertible Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, the Company's plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. During 2002, the Company repurchased 228,068 or 91% of the 250,000 outstanding Convertible Notes pursuant to the plan. The aggregate purchase price for the Convertible Notes was approximately $75.0 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC discussed below. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $26.6 million ($3.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. As of December 31, 2002, the remaining 21,932 Convertible Notes had an accreted book value of approximately $12.0 million or $548 per Convertible Note, which approximated the fair value. Between January 1, and February 10, 2003, the Company repurchased an additional 17,602 Convertible Notes for a total cost of $9.7 million ($551 per Convertible
Note), with an accreted value of $9.7 million ($551 per Convertible Note). On March 11, 2003 the Company purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $2.3 million, which was paid in cash. As of March 12, 2003, there were 129 Convertible Notes outstanding with an accreted value of approximately $71 thousand. The 129 outstanding Convertible Notes may be redeemed by the Company for cash equal to the issue price plus accrued original issue discount through the date of redemption. The Company has initiated the redemption of the remaining Convertible Notes.

On October 31, 2001, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, with General Electric Capital Corporation (GE Capital) which was amended on December 21, 2001, September 27, 2002 and December 13, 2002 (the Revolver) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces the Company's former Bank One multicurrency facility, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 1.50% or LIBOR plus 3.00%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc. and is secured by, among other things, all of the Borrowers' assets in North America. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments outside the normal course of business, as well as prohibit us from amending the terms of the Convertible Notes or our distribution agreement with Nokia Inc. in the United States without the prior written consent of GE Capital. The provisions of the Revolver are such that if the Company's borrowing availability falls between $12.5 million and $10.0 million, the Company is subject, during such time, to a minimum fixed charge coverage ratio as defined in the Revolver . If the Company's borrowing availability falls below $10.0 million, the Company is then subject at all times thereafter to a minimum fixed charge coverage ratio as defined in the Revolver. The provisions of the Revolver require the Company to maintain at all times a minimum borrowing availability of $7 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination of the Company's distribution agreement in the United States with Nokia Inc., (ii) a change in control of the Company, (iii) failure to maintain a tangible net worth, subject to certain adjustments, of at least $75 million,
(iv) the borrowing availability under the Revolver falling below $7 million or
(v) the violation of the applicable fixed charge coverage ratio. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

Subject to certain restrictions and limitations set forth in the Revolver, the Company may use certain proceeds under the Revolver to repurchase its outstanding Convertible Notes. At December 31, 2002, there was no amount outstanding under the Revolver and available funding, net of the applicable required availability minimum at December 31, 2002, was $29.5 million. At December 31, 2001, there was approximately $23.6 million outstanding under the Revolver at an interest rate of 6.0% and available funding, net of the applicable required availability minimum at December 31, 2001, was approximately $36.4 million. At December 31, 2002, 2001 and 2000, the Company was in compliance with the covenants in its credit agreements and interest payments for 2002, 2001 and 2000 were approximately $1.4 million, $4.3 million and $6.7 million, respectively.

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of $50 million Australian Dollars (approximately $28.2 million U.S. Dollars at December 31, 2002). Borrowings on the Facility were used to repay borrowings under the Westpac overdraft facility discussed below and to repay intercompany loans with Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. Future borrowings under the Facility will be used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9%. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. At December 31, 2002, there was $10.1 million outstanding under the Facility at an interest rate of approximately 7.8% and available funding under the Facility was approximately $10.7 million.

During 2001, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which was due on demand, had borrowing availability of up to $10 million Australian Dollars (approximately $5.1 million U.S. Dollars at December 31, 2001) and bore interest at Westpac's base overdraft rate plus 1.95% to 3.25%. The facility was secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and was guaranteed by the Company. At December 31, 2001 there was approximately U.S. $4.2 million outstanding under this facility at an interest rate of approximately 8.9%. As discussed above, during the fourth quarter of 2002, the Westpac facility was repaid and terminated.

During 2001, one of the Company's subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility had borrowing availability of up to approximately 6.9 million Euros (approximately $6.2 million U.S. Dollars at December 31, 2001), was guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bore interest at EURIBOR plus 2.5%. At December 31, 2001, there was $6.1 million outstanding under this facility at an interest rate of approximately 5.8%. During the third quarter of 2002, this facility was terminated by the respective parties and Brightpoint (France) SARL and Natexis Banque entered into an agreement whereby Natexis Banque purchases certain accounts receivable from Brightpoint (France) SARL. See Note 8 to the Consolidated Financial Statements.

Another of the Company's subsidiaries, Brightpoint Sweden AB , has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to $15 million Swedish Krona (approximately $1.7 million U.S. Dollars at December 31, 2002) and bears interest at 4.6%. The facility is supported by a guarantee provided by the Company. At December 31, 2002 and 2001, there were no amounts outstanding under this facility.

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

Cash-secured letters of credits of approximately $13.4 million supporting certain of our subsidiaries vendor credit lines in the Asia-Pacific division were issued by financial institutions on behalf of the Company and are outstanding at December 31, 2002. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

12. INCOME TAX EXPENSE (BENEFIT)

For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                                     YEAR ENDED DECEMBER 31
                    -------------------------------------------------------
                       2002                 2001                   2000
                    -----------          -----------            -----------

United States       $   (14,417)         $   (12,382)           $     3,381

Foreign                    (976)              10,855                 44,971
                    -----------          -----------            -----------
                    $   (15,393)         $    (1,527)           $    48,352
                    ===========          ===========            ===========

The reconciliation for 2002, 2001 and 2000 of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                            2002    2001   2000
                                                           -----   -----   ----

Tax at U.S. federal statutory rate                          35.0%   35.0%  35.0%
State and local income taxes, net of U.S. federal benefit    2.7     3.1    1.0
Net benefit of tax on foreign operations                   (17.4)  (17.0)  (4.7)
Other                                                       (3.6)    0.2    2.7
                                                           -----   -----   ----
                                                            16.7%   21.3%  34.0%
                                                           =====   =====   ====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                      2002             2001           2000
                   -----------     -----------     -----------
Current:
   Federal         $   (15,810)    $     1,801     $     6,380
   State                (2,731)            702             879
   Foreign               3,120           3,640          11,112
                   -----------     -----------     -----------
                       (15,421)          6,143          18,371
                   -----------     -----------     -----------

Deferred:
   Federal              11,606          (6,145)         (1,216)
   State                   684             465            (444)
   Foreign                 562            (788)           (254)
                   -----------     -----------     -----------
                        12,852          (6,468)         (1,914)
                   -----------     -----------     -----------
                   $    (2,569)    $      (325)    $    16,457
                   ===========     ===========     ===========

Income tax expense (benefit) for 2002, 2001 and 2000 from discontinued operations were $(3.4) million, $(15.7) million and $(1.5) million, respectively.

Components of the Company's net deferred tax asset after valuation allowance are as follows (in thousands):

                                                                             DECEMBER 31
                                                                     ---------------------------
                                                                        2002             2001
                                                                     -----------     -----------

Deferred tax assets:
   Current:
      Capitalization of inventory costs                              $       489     $       893

      Allowance for doubtful accounts                                        546             583
      Accrued liabilities and other                                          678             661
   Noncurrent:
      Depreciation                                                           262              --
      Other long-term investments                                          3,447           3,597
      Net operating losses and other carryforwards                         8,724          15,726
                                                                     -----------     -----------
                                                                          14,146          21,460
   Valuation allowance                                                    (8,682)         (7,039)
                                                                     -----------     -----------
                                                                           5,464          14,421
Deferred tax liabilities:
   Noncurrent:
      Depreciation                                                            --            (155)
      Other assets                                                        (9,407)         (5,108)
                                                                     -----------     -----------
                                                                          (9,407)         (5,263)
                                                                     -----------     -----------
                                                                     $    (3,943)    $     9,158
                                                                     ===========     ===========

Income tax payments (receipts) were ($8.4) million, $6.5 million and $5.6 million in 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had net operating loss carryforwards of $6.4 million, all of which have no expiration date. Undistributed earnings of the Company's foreign operations were approximately $21.3 million at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.

13. STOCKHOLDERS' EQUITY

All references in the financial statements related to share amounts, per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect stock splits, including the Company's 1-for-7 reverse split of its common stock effective June 27, 2002.

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

The Company maintains the 1994 Stock Option Plan whereby employees of the Company and others are eligible to be granted incentive stock options or non-qualified stock options. Under this plan there are 1.5 million common shares reserved for issuance of which 909,732 were authorized but unissued at December 31, 2002 and 2001. The Company also maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Under this plan there are 821,428 common shares reserved for issuance of which 524,427 were authorized but unissued at December 31, 2002 and 2001. For both plans, a committee of the Board of Directors determines the time or times at which the options will be granted, selects the employees or others to whom options will be granted and determines the number of shares covered by each option, as well as the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms of the option.

The Company also maintains the Non-Employee Directors Stock Option Plan whereby non-employee directors are eligible to be granted non-qualified stock options. Under this plan there are 133,928 common shares reserved for issuance of which 74,920 were authorized but unissued at December 31, 2002 and 2001. In years prior to 2003, options to purchase 10,000 shares of common stock were granted to each newly elected non-employee director and, on the first day of each year, each individual elected and continuing as a non-employee director received an option to purchase 4,000 shares of common stock. Effective as of December 31, 2002, no further grants shall be made under the plan by action of the Board of Directors of the Company.

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2002, 2001 and 2000 is as follows:

                                             2002                              2001                             2000
                                  -----------------------------    -----------------------------    -----------------------------
                                                     WEIGHTED                         Weighted                         Weighted
                                                     AVERAGE                          Average                           Average
                                                     EXERCISE                         Exercise                          Exercise
                                     SHARES           PRICE           Shares           Price           Shares            Price
                                  ------------     ------------    ------------     ------------    ------------     ------------

Options outstanding,
   beginning of year                   730,305     $      46.70       1,048,115     $      71.47         941,460     $      65.94
Options granted                        802,794             6.62         136,786            26.25         324,329            74.90
Options exercised                           --               --              --               --        (152,180)           43.54
Options canceled                      (167,892)           51.31        (454,596)           97.58         (65,494)           73.57
                                  ------------     ------------    ------------     ------------    ------------     ------------
Options outstanding,
   end of year                       1,365,207     $      22.57         730,305     $      46.69       1,048,115     $      71.47
                                  ============     ============    ============     ============    ============     ============
Options exercisable,
   end of year                         496,815     $      43.84         435,997     $      51.66         522,053     $      71.19
                                  ============     ============    ============     ============    ============     ============

Option price range at end                 $1.49-$122.50                     $19.04-$133.42                  $24.50-$133.42
   of year
Option price range for                         --                                --                          $26.88-$78.40
   exercised shares
Options available for grant                 143,902                            778,608                          174,470
   at year end
Weighted average fair value
   of options granted during               $   3.49                          $    12.74                       $    35.63
   the year

On August 31, 2001, the Company made an offer (Offer to Exchange), to its employees and members of the Board of Directors of the Company, to exchange all options to purchase shares of its common stock outstanding under the Company's 1994 Stock Option Plan, 1996 Stock Option Plan and Non-Employee Directors Stock Option Plan which options had (i) a grant date prior to March 1, 2001, and (ii) an exercise price in excess of $70.00 per share. In exchange for the options, the participants (a) received a cash payment and (b) received the grant of a new option or new options, as applicable, in the amounts upon the terms and subject to the conditions as set forth in the Offer to Exchange.

This Offer expired on October 15, 2001. The total amount of cash paid and recognized as compensation expense in 2001 pursuant to the Offer to Exchange was approximately $0.4 million. The individuals that were eligible and elected to participate in the Offer were granted a new option or new options, as applicable, on the first business day which is at least six months and one day from the cancellation date. The number of shares subject to the new option or new options, as applicable, was equal to one-third of the shares subject to the options tendered and accepted by the Company for cancellation, rounded up to the nearest whole share.

The following table summarizes information about the fixed price stock options outstanding at December 31, 2002.

                                                                                           Exercisable
                                              Weighted                           -----------------------------------
                               Number          Average                               Number
                           Outstanding at     Remaining          Weighted        Outstanding at          Weighted
      Range of              December 31,     Contractual          Average         December 31,           Average
  Exercise Prices               2002            Life          Exercise Price          2002            Exercise Price
-------------------        --------------    -----------      --------------     --------------       --------------
$  1.49 -  $   6.37            442,681         5 years        $         4.95             14,047       $         6.37
$  8.69 -  $  20.09            344,285         5 years        $         8.83              1,429       $        20.09
$ 22.75 -  $  43.61            357,166         2 years        $        34.77            293,532       $        35.97
$ 47.03 -  $ 122.50            221,075         2 years        $        59.51            187,807       $        59.13

Disclosure of pro forma information regarding net income and earnings per share is required to be presented as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          2002       2001       2000
                                          ----       ----       ----

Risk-free interest rate                   2.74%      5.47%      5.46%
Dividend yield                            0.00%      0.00%      0.00%
Expected volatility                        .84        .74        .72
Expected life of the options (years)      2.75       2.76       2.76

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

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income for 2002, 2001 and 2000 may not be representative of compensation expense in future years (including 2002), when the effect of amortization of multiple awards would be reflected in pro forma net income (loss). The Company's pro forma information giving effect to the estimated compensation expense related to stock options is as follows (in thousands, except per share data):

                                                                        YEAR ENDED DECEMBER 31
                                                                   2002         2001          2000
                                                                ---------     ---------     ---------

Net income (loss) as reported                                   $ (42,421)    $ (53,301)    $  43,683
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                          (871)         (667)       (4,973)
                                                                ---------     ---------     ---------
Pro forma net income (loss)                                     $ (43,292)    $ (53,968)    $  38,710
                                                                =========     =========     =========

Basic per share:
    Net income (loss)                                           $   (5.30)    $   (6.68)    $    5.51
    Stock-based employee compensation cost, net of related
        tax effects, that would have been included in the
        determination of net income (loss) if the fair value
        method had been applied                                     (0.11)        (0.09)        (0.66)
                                                                ---------     ---------     ---------
    Pro forma net income (loss)                                 $   (5.41)    $   (6.77)    $    4.85
                                                                =========     =========     =========

Diluted per share:
    Net income (loss)                                           $   (5.30)    $   (6.68)    $    5.45
    Stock-based employee compensation cost, net of related
        tax effects, that would have been included in the
        determination of net income (loss) if the fair value
        method had been applied                                     (0.11)        (0.09)        (0.65)
                                                                ---------     ---------     ---------
    Pro forma net income (loss)                                 $   (5.41)    $   (6.77)    $    4.80
                                                                =========     =========     =========


EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's shareholders approved the 1999 Brightpoint, Inc. Employee Stock Purchase Plan (ESPP). The ESPP, available to substantially all employees of the Company, is designed to comply with Section 423 of the Internal Revenue Code for employees living in the United States and eligible employees may authorize payroll deductions of up to 10% of their monthly salary to purchase shares of the Company's common stock at 85% of the lower of the fair market value as of the beginning or ending of each month. Each employee is limited to a total monthly payroll deduction of $2,000 for ESPP purchases. The Company reserved 2,000,000 shares for issuance under the ESPP. During 2002, 2001 and 2000, employees made contributions to the ESPP to purchase 41,662, 13,390, and 8,116 shares, respectively, at a weighted-average price of $2.65, $18.41 and $40.32 per share, respectively.

14. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time the Company has entered into derivative contracts to hedge forecasted future cash flows and net investments in foreign operations. The Company utilized interest rate swaps to hedge interest rate risk on its multi-currency borrowings and forward exchange contracts with maturities generally less than twelve months to hedge a portion of its forecasted transactions. The fair value of the Company's foreign currency forward contracts by currency and hedge designation recorded as liabilities was as follows at December 31, 2000, (in thousands):

                                              2000
                                  -------------------------------
                                    Cash Flow      Net Investment
                                  ------------     --------------

Euro                              $       (291)    $       (3,819)
Hong Kong Dollar                           (18)                --
Swedish Krona                               --             (1,207)
Australian Dollar                           --             (1,425)
                                  ------------     --------------
                                  $       (309)    $       (6,451)
                                  ============     ==============

There were no open cash flow or net investment hedges at December 31, 2002 and 2001.

Gains and losses recognized in earnings on cash flow hedges and the gains and losses from net investments hedges included as a component of accumulated other comprehensive loss in stockholders' equity have not been significant.

15. LEASE ARRANGEMENTS

The Company leases its office and warehouse/distribution space as well as certain furniture and equipment under operating leases. Total rent expense for all operating leases was $9.2 million, $13.4 million and $11.5 million for 2002, 2001 and 2000, respectively.

The aggregate future minimum payments on the above leases are as follows (in thousands):

  YEAR ENDING
  DECEMBER 31
----------------
      2003                   $   10,470
      2004                        9,010
      2005                        6,635
      2006                        6,176
      2007                        5,682
   THEREAFTER*                   52,708
                             ----------
                             $   90,681
                             ==========

*Includes approximately $48.1 million related to the Company's 495,000 square foot facility located in Plainfield, Indiana, which the initial lease term expires in 2019.

On February 19, 2003, the Company announced that it will consolidate its Richmond, California call center operation into its Plainfield, Indiana facility. The operating lease for the facility in Richmond, California expires in March of 2009 and future minimum lease payments included above total $6.8 million.

16. EMPLOYEE SAVINGS PLAN

The Company maintains an employee savings plan which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After one year of service, the Company matches 50% of employee contributions, up to 6% of each employee's salary in cash. Prior to 2002, the Company matched 25% of employee contributions, up to 6% of each employee's salary in the Company's common stock. In connection with the required match, the Company's contributions to the Plan were $0.3 million, $0.2 million and $0.2 million in 2002, 2001 and 2000, respectively. The employee savings plan was restated in 2001 in order to comply with certain laws that have become effective since the Plan's last amendment. Effective January 1, 2002, the Plan was amended to allow employees to direct the investment of their Company matching contributions in any of the Plan's investment options including Company common stock. Effective May 1, 2002, the plans investment in the Company's common stock fund was closed to new contributions and incoming transfers and participating employees were able to direct their pre-2002 matching contribution accounts either remain invested in Company stock or be transferred to other Plan investment funds.

17. CONTINGENCIES

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

The action is a purported class action asserted on behalf of all purchasers of the Company's publicly traded securities between January 29, 1999 and January 31, 2002 alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and certain of its officers and directors and violations of Section 20(a) of the Exchange Act by the individual defendants.

The amended complaint alleges, among other things, that the Company intentionally concealed and falsified its financial condition and issued financial statements which violated generally accepted accounting principles, in order to prevent being declared in default under certain loan covenants under its lines of credit. The amended complaint also alleges that due to the false financial statements the Company's stock was traded at artificially inflated prices. Plaintiffs seek unspecified compensatory damages, including interest, against all of the defendants and recovery of their reasonable litigation costs and expenses. The Company has moved to dismiss the amended complaint and has been in negotiations with plaintiffs' counsel in an effort to reach a settlement of this dispute, but there can be no assurance that a settlement of this matter will be reached. If a settlement is not reached, then the Company will defend this matter vigorously.

In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.

The plaintiff alleges, among other things, that certain of the individual defendants, including certain of the Company's current officers and directors, sold the Company's common stock while in possession of material non-public information regarding the Company, that the individual defendants violated their fiduciary duties of loyalty, good faith and due care by, among other things, causing the Company to disseminate misleading and inaccurate financial information, failing to implement and maintain internal adequate accounting control systems, wasting corporate assets and exposing the Company to losses. The plaintiff is seeking to recover unspecified damages from all defendants, the imposition of a constructive trust for the amounts of profits received by the individual defendants who sold the Company's common stock and recovery of reasonable litigation costs and expenses.

The parties have filed a stipulation agreeing to stay all proceedings in this derivative action pending a decision on the motions to dismiss the amended complaint in the In Re: Brightpoint, Inc. Securities Litigation action. The Company has been in negotiations with plaintiff's counsel in an effort to reach a settlement of this dispute, but there can be no assurance that a settlement of this matter will be reached. If a settlement is not reached, then the Company's Board of Directors will consider what further action to take in this matter.

A complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003, but the Court has not yet issued its decision, and the decision may not be issued for several months. The Company disputes these claims and intends to defend this matter vigorously.

A complaint was filed against the Company on November 25, 2002 in the United States District Court for the Southern District of Indiana, entitled Chanin Capital Partners LLC v. Brightpoint, Inc., Cause No. CV-1834-JDT. The plaintiff claims the Company breached a services contract with defendant under which the plaintiff alleges it was entitled to receive both a monthly advisory fee of $125,000 and an additional fee, due under certain specified circumstances, of $1.5 million less the amount of any previously-paid monthly advisory fees. The plaintiff seeks compensatory damages in an amount including, but not limited to $1.5 million, less advisory fees paid and payable, plus unreimbursed reasonable expenses, applicable pre-judgment and post-judgment statutory interest, and reasonable costs of the action. In addition, the plaintiff claims that it is entitled to recover $125,000 for a monthly advisory fee on a theory of account stated. The Company disputes these claims and intends to defend this matter vigorously.

The Company has responded to requests for information and subpoenas from the Securities and Exchange Commission (SEC) in connection with an investigation of certain matters including its accounting treatment of a certain contract entered into with an insurance company. In addition, certain of the Company's officers, directors and employees have provided testimony to the SEC.

The Company is from time to time, also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company has reimbursed certain of its former and current executive officers and intends to reimburse its officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters.

The Company's subsidiary in South Africa whose operations were discontinued pursuant to the 2001 Restructuring Plan has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by our subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.2 million U.S. dollars (at current exchange rates) including penalties and interest.

The Company has entered into employment agreements with its executive officers and certain key employees. Pursuant to these agreements, the Company could have a significant liability upon termination, of these key employees or executive officers or a change in control of the Company, as defined in the agreements. For a discussion of the Company's executive officers' employment agreements see "Employment Agreements" under Item 11 - Executive Compensation in this Annual Report on Form 10-K.

18. SUBSEQUENT EVENT

On February 19, 2003, The Company announced that it will consolidate its Richmond, California call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division. The Company expects to record a pre-tax charge of approximately $4.0 million to $4.5 million in the first quarter of 2003, which includes the present value of estimated lease costs, net of an anticipated sublease; losses on the disposal of assets, severance and other costs.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2002                                     FIRST            SECOND             THIRD             FOURTH
----------------------------------   --------------    --------------    --------------    --------------
REVENUE                              $      295,107    $      302,521    $      336,761    $      341,678
GROSS PROFIT                                 16,230            14,454            19,967            21,343
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                (3,297)           (5,078)           (7,543)            3,092
NET INCOME (LOSS)                           (47,953)           (5,224)            9,494             1,261

BASIC PER SHARE:
   INCOME (LOSS) FROM CONTINUING
       OPERATIONS                    $        (0.41)   $        (0.64)   $        (0.94)   $         0.39
   NET INCOME (LOSS)                 $        (6.01)   $        (0.65)   $         1.19    $         0.16

DILUTED PER SHARE:
   INCOME (LOSS) FROM CONTINUING
       OPERATIONS                    $        (0.41)   $        (0.64)   $        (0.94)   $         0.38
   NET INCOME (LOSS)                 $        (6.01)   $        (0.65)   $         1.19    $         0.16

2001                                     First           Second             Third            Fourth
----------------------------------   --------------   --------------    --------------    --------------
Revenue                              $      300,849   $      296,493    $      343,310    $      323,048
Gross profit                                 21,257            8,931            20,921            22,666
Income (loss) from continuing
   operations                                 1,398           (4,930)            1,098             1,232
Net income (loss)                             7,024           (6,866)           (6,881)          (46,578)

Basic per share:
   Income (loss) from continuing
       operations                    $         0.17   $        (0.62)   $         0.14    $         0.15
   Net income (loss)                 $         0.88   $        (0.86)   $        (0.86)   $        (5.84)

Diluted per share:
   Income (loss) from continuing
       operations                    $         0.17   $        (0.62)   $         0.14    $         0.15
   Net income (loss)                 $         0.88   $        (0.86)   $        (0.86)   $        (5.84)


Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company's business in certain markets. The information presented above reflects:

o the effects of divestitures and the related change in classification of discontinued operations as more fully described in Note 2 to the Consolidated Financial Statements;

o the cumulative effect of a change in accounting principle in the first quarter of 2002 as more fully described in Note 4 to the Consolidated Financial Statements;

o extraordinary gains on the extinguishment of debt in the first quarter of 2001 and the second, third and fourth quarters of 2002 as described in Note 5 to the Consolidated Financial Statements; and

o a non-cash investment impairment charge in the third quarter of 2002 as described in Note 3 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Brightpoint, Inc. is one of the largest distributors of wireless handsets and accessories in the world, with operations centers and/or sales offices in various countries including Australia, Colombia, France, Germany, Hong Kong, Ireland, New Zealand, Norway, the Philippines, Sweden and the United States. In addition, we provide outsourced services including, procurement, fulfillment, customized packaging, prepaid and e-business solutions, activation management, inventory management and other outsourced services. Our customers include wireless network operators, resellers, retailers and wireless equipment manufacturers. We also provide integrated logistics services to wireless equipment manufacturers and wireless network operators along with their associated service providers, resellers, agents and other retail channels.

In 2002, we experienced a net loss of $42.4 million ($5.30 per share) on revenues of $1.3 billion, which included a cumulative effect of a change in accounting principle of $40.7 million ($5.09 per share), an extraordinary gain on the extinguishment of debt of $26.6 million ($3.33 per share) and losses in discontinued operations of $15.5 million ($1.94 per share). This net loss compared to a net loss of $53.3 million ($6.68 per share) on revenues of $1.3 billion in 2001, which included losses in discontinued operations of $56.4 million ($7.07 per share) and an extraordinary gain on the extinguishment of debt of $4.3 million ($0.54 per share). Loss from continuing operations in 2002 was $12.8 million ($1.60 per share) as compared to $1.2 million ($0.15 per share) in 2001. The loss from continuing operations in 2002 included an $8.3 million non-cash investment impairment charge related to our investment in Hong Kong based Chinatron Group Holdings Limited (Chinatron). The increased loss from continuing operations in 2002 as compared to 2001 was primarily the result of the investment impairment charge noted above, and decreases in gross and operating margins in 2002. Our gross and operating margins in 2002 decreased when compared to 2001 primarily as a result of a shift in service line revenue from accessories and integrated logistic services to lower margin handset sales, pricing pressures related to our integrated logistics services and increased selling, general and administrative costs in 2002. The increased selling, general and administrative costs in 2002 compared to 2001, were primarily attributable to one-time costs resulting from cost reduction action, increased legal costs, increased bad debt expenses and severance cost related to management changes.

In 2002, we significantly reduced working capital utilized in our operations and reduced debt. Working capital was reduced to $61 million at December 31, 2002 from $184 million at December 31, 2001 and we generated cash flow from operations of $70 million in 2002 as compared to $51 million in 2001. We devoted significant amounts of our cash resources in 2002, including borrowings under our credit facilities, to repurchase 91% of our outstanding zero-coupon, subordinated convertible notes due in the year 2018 (Convertible Notes) pursuant to a plan approved by the Board of Directors in late 2001. These repurchases resulted in an extraordinary gain on extinguishment of debt, net of tax, of $26.6 million ($3.33 per share) for the year ended December 31, 2002. As a result of these actions, total debt was decreased to $22 million at December 31, 2002 from $166 million at December 31, 2001 and our debt to total capitalization (total debt plus total stockholders' equity) ratio was reduced to 16% at December 31, 2002 from 53% at December 31, 2001. In addition to the repurchases of the Convertible Notes, we amended our asset-based credit facility with General Electric Commercial Finance in the United States and entered into a new asset-based credit facility with General Electric Commercial Finance in Australia during the fourth quarter of 2002.

During 2002, we also took action to better position ourselves for long-term and more consistent success by divesting or closing operations in which potential returns were not likely to generate an acceptable return on invested capital. The action included; i) the sale, through certain of our subsidiaries, of our interests in Brightpoint China Limited to Chinatron, ii) the sale, through certain of our subsidiaries, of our interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, iii) the sale, through certain of our subsidiaries, of certain operating assets of Brightpoint de Mexico. S.A. de C.V and our respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V, iv) closure of our Miami sales office and v) the continued execution of our 2001 restructuring plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Net losses resulting from these actions and the related losses from the operations of the entities eliminated by these actions totaled $15.5 million ($1.94 per share) in 2002 compared to $56.4 million ($7.07 per share) in 2001 and have been classified in discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements for further discussion.

During the second quarter of 2002, we completed the goodwill and other intangible asset transitional impairment test required by the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle, net of tax. See Note 4 to the Consolidated Financial Statements for further discussion.

On February 19, 2003, we announced that we will consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. By utilizing existing infrastructure in Plainfield, we expect to realize annual pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million. We also expect to record a pre-tax charge of approximately $4.0 million to $4.5 million in the first quarter of 2003, which includes the present value of estimated lease costs, net of an anticipated sublease; losses on the disposal of assets, severance and other costs. Total cash outflows on the charge are expected to be approximately $3.0 million to $3.5 million and cash outflows in the first and second quarters of 2003 are expected to be approximately $200 thousand and $450 thousand, respectively.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. All of our significant accounting policies as outlined in Note 1 to the Consolidated Financial Statements are important to the presentation of our financial statements, however, we believe the critical accounting policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are:

Revenue Recognition

Revenue is recognized when wireless equipment is sold and shipped or when our integrated logistics services have been rendered. In arrangements where we both sell wireless equipment and provide integrated logistics services, revenue is recognized separately for these functions and we consistently apply the above criteria. In certain circumstances we manage and distribute wireless equipment and prepaid recharge cards on behalf of various wireless network operators and assume little or no ownership risk for the product. We record revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions. The Company recognizes liabilities for product returns based upon historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its liabilities each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

Vendor Programs

We receive funds from vendors for price protection, product rebates, marketing and training and promotion programs which are generally recorded, net of direct costs, as adjustments to product costs, revenue, or selling, general and administrative expenses according to the nature of the program. We accrue rebates based on the terms of the program and sales of qualifying products. Some of these items may extend over one or more quarterly reporting periods. Actual rebates may vary based on volume, other sales achievement levels or negotiations with the vendor, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, if market conditions were to deteriorate due to an economic downturn, vendors may change the terms of some or all of these programs. Such change could lower our gross margins on products we sell or revenues earned. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors' inability to pay, or rejections of such claims by vendors.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Inventories

Inventories consist of wireless handsets and accessories and are stated at the lower of cost (first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that we may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenue in the period the revision is made.

Accounts Receivable Transfers

From time to time, We enter into certain transactions or agreements with banks and other third-party financing organizations with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). Fees, in the form of discounts, are recorded as losses on the sale of assets which are included as a component of "Other expenses" in the Consolidated Statements of Operations. We are the collection agent on behalf of the financing organization for many of these arrangements and have no significant retained interests or servicing liabilities related to accounts receivable that we have sold, although in certain circumstances we may be required to repurchase the accounts. See Note 8 to the Consolidated Financial Statements for further discussion of these off-balance sheet transactions.

Impairment of Long-Lived Assets

We periodically consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge in continuing operations to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses in future periods if factors influencing our estimates change.

Goodwill and Other Intangibles

We adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on January 1, 2002. Prior to SFAS No. 142, purchase price in excess of the fair value of net assets of businesses acquired was recorded as goodwill and was amortized on a straight-line basis over 30 years. Pursuant to the provisions of SFAS No. 142, we stopped amortizing goodwill as of January 1, 2002. During the second quarter of 2002, we completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of our reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what we consider to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the transitional impairment test, we recorded an impairment charge of approximately $40.7 million, net of tax, during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. On October 1, 2002, we performed the required annual impairment test on our remaining goodwill and incurred no significant additional impairment charges.

In addition to performing the required transitional impairment test on our goodwill, SFAS No. 142 required us to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. Our intangible assets are currently being amortized over three to five years. We incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization. (See Note 4 to the Consolidated Financial Statements for further discussion.)

Income Taxes

We account for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. As a part of the process of preparing our consolidated financial statements, we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss and foreign tax carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, we provide for deferred tax liabilities unless we consider it probable that additional taxes will not be due. Actual results could differ from our estimates.

RESULTS OF OPERATIONS

Our revenues are comprised of sales of wireless handsets (including wireless data devices), accessory programs and fees generated from the provision of integrated logistics services. The sale of wireless handsets and related accessories and the resulting gross profit reflects the compensation we earned from our distribution activities, which include purchasing, marketing, selling, warehousing, picking, packing, shipping and delivery. Fees from integrated logistics services are earned as services are performed. Such services include, among others, procurement, inventory management, private labeling, kitting and customized packaging, programming, product fulfillment, activation management, support for prepaid programs, telemarketing, and end-user support services.

REVENUE

(In thousands)       2002           2001          CHANGE           2000          Change
--------------   ------------   -------------   -----------    -------------   ------------
Revenue          $  1,276,067   $   1,263,700       1%         $   1,297,164       (3%)

The 1% increase in our revenue in 2002 when compared to 2001 was primarily attributable to increases in handset demand in certain developing Asia-Pacific markets, in which we experienced higher growth rates due to increases in subscriber growth. These increases in 2002 were partially offset by declines in accessory program and handset distribution demand in our Americas and Europe divisions, in which we experienced during 2002 a service line shift from distribution services to integrated logistics services and a general reduction in handset subsidies and the number of promotional programs sponsored by wireless network operators for both handsets and accessories. The 3% decline in our revenue in 2001 when compared to 2000 resulted primarily from lower demand for our products and services due to i) slowing economic growth in many of the markets in which we operate, ii) an excess supply of products in many of the distribution channels through which we sell our products, iii) a reduction in the number of promotions offered by or fulfilled for certain network operator customers and iv) business interruptions due to difficulties encountered with enterprise software implementations. We believe that improvement in current economic trends and the introduction of new products expected in 2003 could result in subscribers replacing handsets with new not-yet-introduced products and cause revenue growth slightly above recent historical periods. However, growth in revenue over the last 5 years has fluctuated significantly due to a variety of factors, including fluctuating industry growth rates, changes in our acquisition and expansion activities, changes in the mix of services we offer and economic changes in the markets in which we operate.

REVENUE BY DIVISION

We operate in various markets worldwide and business activities are managed in three divisions: The Americas, Asia-Pacific and Europe.

(In thousands)      2002                  2001                  2000
-------------    ------------          ------------          ------------
The Americas     $    493,203   39%    $    650,581   51%    $    699,913   54%
Asia-Pacific          527,499   41%         339,749   27%         330,489   25%
Europe                255,365   20%         273,370   22%         266,762   21%
                 ------------  ----    ------------  ----    ------------  ----
Total            $  1,276,067  100%    $  1,263,700  100%    $  1,297,164  100%
                 ============  ====    ============  ====    ============  ====

The Americas division conducts its operations within the United States and Colombia. Revenue in the Americas division declined 24% in 2002 when compared to 2001. The decrease was due primarily to; i) a service line mix shift in 2002 from distribution services which have average selling prices of over $100 per unit handled to logistics services which have average selling prices of under $20 per unit, ii) pricing pressures related to our integrated logistics services, iii) lower average selling prices in 2002 for handsets in the United States, and iv) declines in accessory program demand during 2002. The shift in service line mix resulted from, among other factors, the loss of certain distribution customers due to industry consolidation, lack of availability of certain CDMA-based handsets in our product offering, the shift of certain customers from distribution services to integrated logistics services, acquisition of new integrated logistics services customers and expansion of our logistics services product offerings partially offset by the loss of certain logistics services contracts. The decline in handset average selling prices in the United States was primarily attributable to product availability from our suppliers and demand for lower-priced handset models. The decline in accessory program demand was primarily due to reduced network operator promotions, technological advancement in handsets, and bundling of accessories with handsets by certain suppliers and wireless network operators. We believe that these trends will continue in 2003. Revenue in the Americas division declined 7% in 2001 when compared to 2000, due primarily to i) slowing economic growth in the United States, ii) an excess supply of products in the United States distribution channels, iii) a reduction in the number of promotions offered by or fulfilled for certain network operator customers, iv) the loss of certain customers due to industry consolidation and v) business interruptions due to difficulties encountered with enterprise software implementations in the United States.

Our Asia-Pacific division maintains operations in Australia, New Zealand and the Philippines. The Asia-Pacific division also distributes handsets to certain Hong Kong-based exporters through its Brightpoint Asia Limited operation, which pursuant to a divestiture in 2002 (discussed below) is now managed by Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team. Revenue in the Asia-Pacific division in 2002 increased by 55% when compared to 2001 and increased by 3% when comparing 2001 to 2000. The increase in revenue in 2002 when compared to 2001 was across all markets, but was most significant in the Brightpoint Asia Limited operation which experienced higher growth rates due to increases in subscriber growth in certain developing Asia markets. Our Brightpoint Asia Limited operation, which represented approximately 27% and 14% of our total revenue in 2002 and 2001, respectively, sells Nokia products to a limited number of resellers based in Hong Kong and Singapore, predominantly on a cash before delivery basis. The loss or a significant reduction in business activities by customers in our Brightpoint Asia Limited operation could have a material adverse affect on our revenue and results of operations. We expect the revenue growth trend for the Asia-Pacific division to slow in 2003 due to competition and a trend toward certain CDMA product offerings which we have only limited access to at the current time. The revenue increase in 2001 when compared to 2000 was also driven by the strong growth in the Brightpoint Asia Limited operation but was partially offset by declines in all of our other Asia-Pacific operations in 2001 due primarily to i) slowing economic growth in certain Asia-Pacific markets, ii) an excess supply of products in the distribution channels in this region, iii) a reduction in the number of promotions offered by or fulfilled for certain network operator customers and
iv) business interruptions due to difficulties encountered with an enterprise software implementation in Australia.

Our Europe division has operations in France, Germany, Ireland, Norway and Sweden. Revenue in the Europe division decreased by 7% in 2002 when compared to 2001 and increased by 2% in 2001 when compared to 2000. The decrease in revenue during 2002 was primarily the result of decreased demand in Ireland and France resulting from fewer network operator promotions and subsidies, as well as, the expiration in the fourth quarter of 2002 of our exclusive agreement with a network operator in Ireland to provide distribution and logistics services. These declines were partially offset by increased revenues for our Sweden operation (including its Norway branch which initiated operations in the second quarter of 2002) which experienced increased demand for its services supporting prepaid programs during 2002. The slight increase in revenue within the Europe division in 2001 compared to 2000 was primarily the result of growth in France through local market development initiatives and acquisition activities, partially offset by lower demand in Ireland during 2001.

REVENUE BY SERVICE LINE

(In thousands)                      2002                       2001                        2000
-----------------------------    ------------               ------------                ------------
Wireless handset sales           $  1,017,304    80%        $    989,209     78%        $    943,968     73%
Wireless accessory programs            96,343     7%             137,035     11%             201,612     15%
Integrated logistics services         162,420    13%             137,456     11%             151,584     12%
                                 ------------   ---         ------------    ---         ------------    ---
Total                            $  1,276,067   100%        $  1,263,700    100%        $  1,297,164    100%
                                 ============   ===         ============    ===         ============    ===

In 2002 and 2001, our revenue reflects a greater proportion of total revenues from wireless handset sales than that of the immediately preceding year. This change in mix was primarily the result of growth in handset sales in the Asia-Pacific division discussed above, combined with the declines in revenue from wireless accessory programs in 2001 and 2002. In 2002, the overall change in mix was partially offset by the shift in our Americas division from wireless handset sales to integrated logistics services, also discussed above. As a result of the increase in demand for our integrated logistics services in the Americas division, our total wireless device units handled increased 8% in 2002 to approximately 15.2 million units from 14.0 million in 2001. We believe the current trends in our revenue by service line will continue in 2003.

GROSS PROFIT

(In thousands)      2002         2001          Change         2000        Change
--------------   ----------    ----------    ----------     ----------   ----------
Gross profit     $   71,994    $   73,775        (2%)       $  133,829      (45%)

Gross margin            5.6%          5.8%                        10.3%

Gross profit in 2002 decreased 2% from 2001 and gross margin decreased by 20 basis points to 5.6% in 2002 as compared to 5.8% in 2001. Gross profit was negatively impacted in both 2002 and 2001 by certain significant items including; i) inventory valuation adjustments during 2002 of approximately $3.6 million to adjust inventories to their net realizable value based on the then current market conditions, ii) the recognition of a loss in the second quarter of 2002 of approximately $2.5 million, related to a purchase obligation to an accessory vendor and iii) inventory valuation adjustments of approximately $13.7 million in the second quarter of 2001 as discussed below. In addition to these items, gross profit was also negatively impacted in 2002 when compared to 2001 by; i) the shift in our revenue to a greater proportion of wireless handset sales which generally have a lower gross margin than accessories or integrated logistic services, ii) pricing concessions for certain integrated logistic services customers in our Americas division and iii) reduced margins in the Asia-Pacific region due to changes in vendor incentive and rebate programs and increased cost for outsourced warehouse management services related to our Brightpoint Asia Limited operations. These warehouse services are provided by Chinatron pursuant to our divestiture of Brightpoint China Limited and discussed under the heading "Discontinued Operations" below.

The 45% decrease in gross profit in 2001 when compared to 2000 was due primarily to price pressures created by the oversupply of product in the supply channels and price pressures related to our integrated logistics services caused primarily by slowing economic and industry conditions in certain markets in which we operate. We also recorded inventory valuation adjustments of approximately $13.7 million in the second quarter of 2001 to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in the industry's supply channels, including our channels, and the lower-than-anticipated level of demand experienced in the United States during 2001. The write-downs were related to our United States operations and a significant portion of the write-downs were related to wireless accessories. In addition, the shift in service line mix from higher margin accessories to lower margin handset sales also reduced the gross profit in 2001. Lastly, as previously discussed, we experienced business interruptions and increased costs during 2001 in connection with enterprise and warehouse management software implementations in the United States and Australia. The increased costs had a negative impact on our gross margin as a portion of these costs are considered direct costs and are classified in cost of revenue. We expect pricing pressures, partially offset by industry trends and our expected service line mix in 2003, to cause gross margins to not vary significantly from 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In thousands)                                      2002          2001         Change        2000         Change
----------------------------------------------   ----------    ----------    ----------    ----------   ----------
Selling, general and administrative expenses     $   71,247    $   66,396         7%       $   72,688       (9%)

As a percent of revenue                                 5.6%          5.3%                        5.6%

Selling, general and administrative expenses increased 7% in 2002 compared to 2001 and also increased slightly as a percent of revenue in 2002 to 5.6% from 5.3% in 2001. The increase was the result of one-time costs related to cost reduction action taken in 2002, increased legal costs, increased bad debt expenses and severance costs related to management changes. The increase in legal costs was primarily the result of certain class action litigation and the SEC inquiry more fully discussed in Note 17 to the Consolidated Financial Statements. On a quarterly basis in 2002, selling, general and administrative expenses declined from 6.3% of revenue in the first quarter of 2002 to 4.8% of revenue in fourth quarter of 2002 as cost reduction action taken in the first half of the year was realized in the second half of 2002. We expect selling, general and administrative expenses as a percent of revenue to remain relatively flat with the level that we experienced in the third and fourth quarters of 2002. Selling, general and administrative expenses decreased 9% in 2001 compared to 2000 and improved as a percent of revenue in 2001 to 5.3% from 5.6% in 2000. The decrease was comprised primarily of a decrease in our Americas division costs in 2001 as compared to 2000 offset by slight increases during 2001 in selling, general and administrative expenses incurred in our Europe and Asia-Pacific divisions. Savings realized in selling, general and administrative expenses in 2001 compared to 2000, which were partially offset by increases in other components of selling, general and administrative expenses, included i) a reduction in commissions paid by us to network operator customers pursuant to certain accessory programs in the United States as the related sales activity decreased significantly and ii) lower performance-based compensation to key employees.

FACILITIES CONSOLIDATION CHARGE

During the first quarter of 2000, we began the process of consolidating four Indianapolis, Indiana, locations and a location in Bensalem, Pennsylvania, into a single, new facility located near the Indianapolis International Airport and designed specifically for us and our processes. We recorded a facility consolidation charge for moving costs, the disposal of assets not used in the new facility and the estimated impact of vacating the unused facilities, net of potential subleases. The total amount of the charge recorded in 2000 was $7.0 million and was comprised of approximately $3.2 million in non-cash fixed asset disposals and $3.8 million in moving, lease termination and other costs paid in cash. In September of 2001, we entered into an agreement to terminate our financial obligations with respect to the last of the unused, or partially used, facilities and accordingly recorded an additional charge of $0.6 million. We had no remaining facility consolidation reserves at December 31, 2001.

OPERATING INCOME FROM CONTINUING OPERATIONS

(In thousands)                2002         2001       Change        2000      Change
--------------------------   --------    --------    --------     --------   --------
Operating income from        $    747    $  6,774      (88%)      $ 54,169     (87%)
    continuing operations

As a percent of revenue           0.1%        0.5%                     4.2%

In 2002, operating income from continuing operations decreased 88% to $0.7 million when compared to 2001, and the operating margin (income from operations as a percent of revenue) also decreased to 0.1% in 2002 from 0.5% in 2001. The decrease is primarily the result of the decrease in gross margin and the increase in selling, general and administrative expenses as a percent of revenue as discussed above. We expect the trend of decreasing operating income from continuing operations to reverse in 2003 due to improving economic and industry conditions in the markets in which we operate and as a result of cost reduction action taken in 2001 and 2002. In 2001, operating income from continuing operations decreased by 87% to approximately $6.8 million, and the operating margin also decreased to 0.5% in 2001 from 4.2% in 2000. The 2001 decrease in operating income is due primarily to the decrease in gross margins.

IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

During the first and second quarters of 2002, we completed, through certain of our subsidiaries, the divestiture of our interests in Brightpoint China Limited to Hong Kong based Chinatron. Pursuant to the transaction with Chinatron, we received preference shares in Chinatron with an aggregate face value of $21 million. As of June 30, 2002, the preference shares had an estimated fair market value of approximately $10.3 million. As more fully discussed in Note 3 to the Consolidated Financial Statements, we recorded a non-cash impairment charge during the third quarter of 2002 of $8.3 million relating to our investment in Chinatron preference shares. This impairment charge was based on the results of an independent valuation of our investment precipitated by material changes in our interest in Chinatron. As a result of these changes, our preference shares in Chinatron are now convertible into Chinatron ordinary shares representing less than a 1% interest in Chinatron. We currently estimate that our total investment in Chinatron preference shares has a fair market value of approximately $2 million. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

INCOME (LOSS) FROM CONTINUING OPERATIONS

(In thousands)                                             2002            2001          Change            2000          Change
----------------------------------------------------   ------------    ------------    ------------     ------------   -----------
Income (loss) from continuing operations                $   (12,824)    $    (1,202)        (967%)      $     31,895       (104%)

Income (loss) from continuing operations per share
- Basic                                                 $     (1.60)    $     (0.15)                    $       4.02
- Diluted                                               $     (1.60)    $     (0.15)                    $       3.98

The increase in loss from continuing operations in 2002 as compared to 2001 was primarily attributable to the factors discussed above in the analyses of revenue, gross profit, selling, general and administrative expenses and impairment loss on long-term investment. However, we did experience a 28% decrease in interest expense in 2002 as total debt was decreased to $22 million at December 31, 2002 compared to $166 million at December 31, 2001. This reduction was partially offset by an increase in other expenses during 2002, primarily resulting from foreign exchange losses experienced in 2002 compared to foreign exchange gains experienced in 2001. This change was due primarily to the relative weakness of the U.S. Dollar compared to other foreign currencies including the Euro in 2002. The loss from continuing operations in 2001 as compared to the income from continuing operations in 2000 was the result of the gross and operating margin decreases discussed above. Loss from continuing operations per share was $1.60 for 2002 compared to a loss from continuing operations per share of $0.15 in 2001 and income from continuing operations per diluted share of $3.98 in 2000.

DISCONTINUED OPERATIONS

As more fully discussed below under the heading, "Recently Issued Accounting Pronouncements," we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) at the beginning of 2002. In connection with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that we have eliminated or sold are classified in discontinued operations, for all periods presented.

During the fourth quarter of 2002, we and certain of our subsidiaries sold certain operating assets of Brightpoint de Mexico, S.A. de C.V. and their respective ownership interests in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V., an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V. Pursuant to the transaction, we received cash consideration totaling approximately $1.7 million and a short-term promissory note from Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. totaling approximately $1.1 million that matured in December 2002. The repayment of the promissory note was guaranteed by Brightstar de Mexico S.A. de C.V. We recorded a net loss on the transaction of $2.2 million in 2002, which included a $3.5 million non-cash write-off of cumulative foreign currency translation adjustments and $3.4 million in tax benefits to be realized pursuant to the transaction. In addition, during the fourth quarter, we committed to a plan to sell our Puerto Rico operations which sale was completed in February of 2003. Consequently, the financial results of Puerto Rico are presented in the Consolidated Statement of Operations as "Discontinued Operations."

During the third quarter of 2002, we and certain of our subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team. Pursuant to the transaction, we received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at December 31, 2002 of $3.4 million. In addition, under the Sale and Purchase Agreement, we may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. We received $0.3 million in contingent consideration during the fourth quarter of 2002 related to the transaction. There can be no assurance we will receive any additional proceeds. We recorded an initial loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $0.3 million. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by our operations in the Middle East, was released and was classified as unrestricted. We have paid and will pay management fees, including performance based bonuses, to Persequor for providing management services relating to the Hong Kong- based sales activities of Brightpoint Asia Limited which we retained pursuant to the transaction.

During 2002, we continued the execution of our 2001 restructuring plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Additionally, during the first and second quarters of 2002, we completed, through certain of our subsidiaries, the divestiture of our interests in Brightpoint China Limited to Hong Kong based Chinatron. Pursuant to the transaction with Chinatron, we received preference shares in Chinatron with an aggregate face value of $21 million. We currently estimate that our total investment in Chinatron preference shares has a fair market value of approximately $2 million. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of the 2001 restructuring plan, the divestiture of Brightpoint China Limited and our Chinatron investment.

In 2002, aggregate losses in discontinued operations were approximately $15.5 million ($1.94 per diluted share) compared to $56.4 million ($7.07 per diluted share) in 2001 and income of $1.8 million ($0.23 per diluted share) in 2000. The aggregate loss in discontinued operations during 2002 was comprised primarily of the losses on disposal of our former Mexico and Middle East operations discussed above. The aggregate loss in discontinued operations in 2001 includes $46.4 million ($34.3 million, net of tax benefits) in costs and non-cash charges related to the execution of the 2001 restructuring plan, a $3.4 million ($2.8 million, net of tax benefits) one-time charge resulting from the settlement of disputed amount due to us from a handset manufacturer and with which we severed our relationship and $19.3 million in net operating losses from discontinued entities. For 2000, discontinued operations included $0.8 million in adjustments to charges from our restructuring plans and net income from discontinued entities of $1.0 million.

For 2002 and 2001, discontinued operations experienced net losses of $12.9 million and $22.1 million, respectively, on revenue of $120 million and $561 million, respectively. In addition, these operations also experienced net losses on disposal of discontinued operations of approximately $2.6 million and $34.3 million in 2002 and 2001, respectively . To date, we have recorded approximately $38.6 million in charges during 2002 and 2001 relative to the actions called for by the 2001 Restructuring Plan. As of December 31, 2002, the actions called for by the 2001 Restructuring Plan were substantially complete; however, we expect to continue to record adjustments through discontinued operations as necessary.

Further details of discontinued operations were as follows:

                                    YEAR ENDED     Year Ended      Year Ended
                                    DECEMBER 31    December 31     December 31
                                      2002            2001            2000
                                   ------------    ------------    ------------
Revenue                            $      119.7    $      561.5    $      672.1
                                   ============    ============    ============

Net operating gain (loss)          $       (9.9)   $      (20.0)   $        1.0
Restructuring plan charges                 (2.1)          (36.4)            0.8
Net loss on Middle East sale               (1.3)             --              --
Net loss on Mexico sale                    (2.2)             --              --
                                   ------------    ------------    ------------
Total discontinued operations      $      (15.5)   $      (56.4)   $        1.8
                                   ============    ============    ============

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2002, we completed the goodwill and other intangible asset impairment testing required by the adoption of SFAS 142. Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million, net of tax, relating to this change in accounting principle. Approximately $8.5 million of this charge related to the sale of Brightpoint China Limited to Chinatron Group Holdings Limited which was previously classified in discontinued operations in our March 31, 2002 financial statements and has now been reclassified to the cumulative effect of an accounting change as a part of the adoption of SFAS 142. See Note 4 to the Consolidated Financial Statements for further discussion.

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

During 2002, we repurchased 228,068 of our 250,000 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). The repurchases were made under a plan approved by our Board of Directors on November 1, 2001, which allows us to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $75.0 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., our primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $26.6 million ($3.33 per diluted share). The tax effect of the Convertible Note repurchases will be largely offset by net operating losses resulting in no significant cash tax payments. As of December 31, 2002, the remaining 21,932 Convertible Notes had an accreted book value of approximately $12.0 million or $548 per Convertible Note.

During 2001, we repurchased 36,000 of our then outstanding Convertible Notes for approximately $10 million (an average cost of $281 per Convertible Note). These transactions resulted in an extraordinary gain, net of tax, of approximately $4.6 million ($0.58 per diluted share).

During 2000, we repurchased 94,000 Convertible Notes and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations.

Between January 1, and February 10, 2003, we repurchased an additional 17,602 Convertible Notes for a total cost of $9.7 million ($551 per Convertible Note), with an accreted value of $9.7 million ($551 per Convertible Note). On March 11, 2003 the Company purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $2.3 million, which was paid in cash. As of March 12, 2003, there were 129 Convertible Notes outstanding with an accreted value of approximately $71 thousand. The 129 outstanding Convertible Notes may be redeemed by the Company for cash equal to the issue price plus accrued original issue discount through the date of redemption. The Company has initiated the redemption of the remaining Convertible Notes.

NET INCOME (LOSS)

(In thousands, except per share data)     2002              2001            Change          2000           Change
------------------------------------   ------------     ------------     ------------    ------------   ------------
Net income (loss)                      $    (42,421)    $    (53,301)              20%   $     43,683              *
As a percent of revenue                        (3.3%)           (4.2%)                            3.4%

Net income (loss) per share
- Basic                                $      (5.30)    $      (6.68)              21%   $       5.51              *
- Diluted                              $      (5.30)    $      (6.68)              21%   $       5.45              *

Weighted average shares outstanding
- Basic                                       7,998            7,973                0%          7,923              1%
- Diluted                                     7,998            7,973                0%          8,015             (1%)


* Percentage change between periods not considered meaningful

Net loss during 2002 decreased 20% compared to 2001, primarily as a result of the decrease in losses in discontinued operations in 2002, the extraordinary gain on extinguishment of debt in 2002, partially offset by the increased loss from continuing operations in 2002. See discussions above for detailed analysis of these items. The net loss experienced 2001 when compared to net income generated in 2000 was primarily the result of the decrease in income from continuing operations and the increased losses experienced in discontinued operations in 2001 compared to 2000. Our effective income tax rate has fluctuated over the last 3 years primarily as a result of the changes and the geographic dispersion of pretax income.



LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our working capital requirements principally through cash operating profit calculated as operating income from continuing operations plus depreciation and amortization expense related to those operations), vendor financing, bank borrowings and the issuance of equity and debt securities. We believe that cash operating profit and available bank borrowings will be sufficient to continue funding our short-term capital requirements, however, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to raise additional capital.

(dollars in thousands)                         2002          2001            2000
----------------------------------------   ------------   ------------   ------------
Working capital                            $     60,995   $    184,434   $    267,557
Cash provided by operating activities            70,122         50,639         36,896
Cash operating profit                            13,178         18,813         66,370
Bank borrowings                                  10,103         34,742         53,685
Convertible Notes                                12,017        131,647        144,756
Current ratio                                  1.29 : 1       1.61 : 1       1.91 : 1

CASH OPERATING PROFIT AND WORKING CAPITAL

Cash operating profit is not a measurement defined by accounting principles generally accepted in the United States. The table below sets forth our calculation of cash operating profit for analytical purposes.

Reconciliation of cash operating profit to GAAP

(dollars in thousands)                                    2002        2001         2000
----------------------------------------------------   ----------   ----------   ----------
Operating income from continuing operations - GAAP     $      747   $    6,774   $   54,169
Depreciation and amortization                              12,431       12,039       12,201
                                                       ----------   ----------   ----------
Cash operating profit                                  $   13,178   $   18,813   $   66,370
                                                       ==========   ==========   ==========

We generated cash operating profit of approximately $13.2 million, $18.8 million and $66.4 million in 2002, 2001 and 2000, respectively. The decreases in 2002 and 2001 were primarily the result of the corresponding changes in operating income from continuing operations. In 2002, depreciation and amortization expense increased slightly due to depreciation incurred on investments in certain enterprise and warehouse management software implementations partially offset by a reduction in amortization expense of approximately $1.4 million as we ceased the amortization of goodwill in 2002 pursuant to the adoption of SFAS No. 142.

The decrease in working capital in 2002 compared to 2001 is comprised primarily of the effect of decreases in cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and funded contract financing receivables. The decrease in working capital in 2001 compared to 2000 is comprised primarily of the net effect of decreases in cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and increases in funded contract financing receivables. These changes in working capital, particularly the reductions of accounts receivable and inventories, resulted in incremental increases in cash provided by operating activities in 2002 and 2001. These changes were partially offset by the reduction of the net loss in 2002 compared to 2001 and the decrease in net income in 2001 compared to 2000.

Additionally, as of December 31, 2002, average days revenue in accounts receivable were approximately 30 days, compared to days revenue outstanding of approximately 40 days for 2001. During 2002, average days inventory on-hand decreased from 38 days to 24 days, which equates to average inventory turns increasing from 9 times to 15 times. Average days payables outstanding were 42 days for 2002, compared to 58 days in 2001. These changes combined to create a decrease in cash conversion cycle days to 12 days in 2002 from 20 days in 2001. During 2002 we modified the way that we calculate the components of our cash conversion cycle. We believe the new calculation has a higher correlation with cash provided (used) by operating activities. All cash conversion cycle days presented in this Form 10-K reflect application of the new calculation to all periods presented. The calculation is as follows:

o Days sales outstanding in accounts receivable = Period end accounts receivable for continuing operations divided by average daily revenue (inclusive of value-based taxes for foreign operations) for the period.

o Days inventory on-hand = Period end inventory for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

o Days payables outstanding = Period end accounts payable for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

(in thousands)                                                           2002                               2001
                                                           --------------------------------    --------------------------------
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:                 Annual             Q4               Annual             Q4
--------------------------------------------------------   --------------    --------------    --------------    --------------
Continuing operations revenue                              $    1,276,037    $      341,677    $    1,263,700    $      323,047
Value-based tax invoiced for continuing operations                 71,166            20,037            64,435            17,626
                                                           --------------    --------------    --------------    --------------
Total continuing operations revenue and value-based tax         1,347,233           361,715         1,328,135           340,673

Daily Sales including value-based tax                               3,742             4,019             3,689             3,785

Ending accounts receivable (including value-based tax)            111,770           111,770           184,567           184,567
Exclude discontinued operations                                        --                --           (37,734)          (37,734)
                                                           --------------    --------------    --------------    --------------
Continuing operations ending accounts receivable           $      111,770    $      111,770    $      146,832    $      146,832

Days sales outstanding in Accounts Receivable                          30                28                40                39
                                                           ==============    ==============    ==============    ==============

DAYS INVENTORY ON-HAND
Continuing operations cost of revenue                      $    1,204,073    $      320,335    $    1,189,928    $      300,383
Indirect product and service costs                                (91,182)          (23,399)          (84,906)          (24,830)
                                                           --------------    --------------    --------------    --------------
Total continuing operations cost of products sold               1,112,891           296,936         1,105,022           275,553

Daily cost of products sold                                         3,901             3,299             3,070             3,062

Ending inventory                                                   73,472            73,472           137,549           137,549
Exclude discontinued operations                                        --                --           (21,170)          (21,170)
                                                           --------------    --------------    --------------    --------------
Continuing operations ending inventory                     $       73,472    $       73,472    $      116,379    $      116,379

Days inventory on-hand                                                 24                22                38                38
                                                           ==============    ==============    ==============    ==============

DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE

Daily cost of products sold                                $        3,091    $        3,299    $        3,070    $        3,062

Ending accounts payable                                           129,621           129,621           196,938           196,938
Exclude discontinued operations                                      (251)             (251)          (17,589)          (17,589)
                                                           --------------    --------------    --------------    --------------
Continuing operations ending account payable               $      129,370    $      129,370    $      179,349    $      179,349
Days payable outstanding                                               42                39                58                59
                                                           ==============    ==============    ==============    ==============

Cash Conversion Cycle Days                                             12                11                20                18
                                                           ==============    ==============    ==============    ==============

Total cash and cash equivalents decreased by approximately $16.4 million during 2002 when compared to 2001 and pledged cash decreased by approximately $1.9 million during 2002 when compared to 2001. As of December 31, 2002, we had pledged cash totaling $14.7 million, of which approximately $13.4 represented cash-secured letters of credits supporting certain vendor credit lines in our Asia-Pacific division and $1.3 million which was pledged to a bank pursuant to an accounts receivable sale arrangement in France as discussed below.

The reduction in accounts receivable in 2002 was attributable to the elimination of certain operations, successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other third-party financing organizations. During 2002 and 2001, we entered into certain transactions or agreements with financing organizations in Brazil, Ireland, Sweden, Australia, Mexico and France with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received from the sales of accounts receivable during 2002 and 2001 totaled $215.9 million and $151.6 million, respectively. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold, although in certain circumstances, we may be required to repurchase the accounts including, but not limited to, the account receivable is in dispute or is otherwise not collectible, credit insurance is not maintained, a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or in certain situations a guarantee its subsidiaries obligations may be given by the Company. Pursuant to these arrangements, approximately $30.1 million and $27.0 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2002 and 2001, respectively. Amounts held by banks or other financing institutions at December 31, 2002 were for transactions related to our Ireland, France and Sweden arrangements, all other arrangements have been terminated or allowed to expire in 2002. For more information on our accounts receivable transfers, see Note 8 to the Consolidated Financial Statements. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position cash flows and results of operations.

At December 31, 2002, our allowance for doubtful accounts was $5.3 million compared to $6.3 million at December 31, 2001, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for 2002 and 2001. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with wireless network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 and 2002 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, decreases in overall credit ratings and increasing costs to obtain additional capital. We believe this trend may continue into 2003 and could have an adverse effect on our financial position and results of operations. We intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

The decrease in inventories and corresponding increase in average inventory turns during 2002 are due primarily to the elimination or divestiture of certain operations, better management of our overall inventory levels, particularly in the United States and the transition of certain customers in the United States from a distribution model where we own the inventory to integrated logistics services models, in which we do not own the inventories Additionally, during 2002, we recorded inventory valuation adjustments of approximately $3.6 million to adjust inventories to their estimated net realizable value based on the then current market conditions. These write-downs were the result of the lower-than-anticipated level of demand experienced in certain operations during 2002. The write-downs were primarily related to our Europe and Americas division and a significant portion of the impacted inventories were wireless accessories. In December of 2002, we entered into an amendment to our distribution agreement with a significant vendor in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a just-in-time inventory arrangement that we expect will allow us to reduce the amount of inventories of this vendor's products that we own at any given point in time. This arrangement did not have a significant impact on our December 31, 2002 inventory carrying value, however, we believe it will reduce our inventory carrying value during the life of the arrangement. This arrangement is initially set to expire in June of 2003.

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables decreased to $17.0 million at December 31, 2002 from $60.4 million at December 31, 2001. In addition, we have vendor payables of $22.1 million and $45.5 million at December 31, 2002 and December 31, 2001, respectively that represent the unfunded portion of these contract financing receivables. The decrease in contract financing receivables is due to the overall lower demand being experienced by some of these customers and the conversion of certain of these customers to a consignment arrangement, whereby we do not finance the related inventory and accounts receivable. These receivables included $5.8 million and $23.8 million, of wireless products located at our facilities at December 31, 2002 and December 31, 2001 respectively. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements. See Note 9 to the Consolidated Financial Statements.

The reduction in accounts payable at December 31, 2002 when compared to December 31, 2001 is due primarily to the elimination or divestiture of certain operations, the reduced business activity in 2002, including inventory purchases and the reduction in average days costs in accounts payable days. We rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations. We have from time to time obtained extended payment terms from certain significant vendors at the end of each quarter. Consequently, our accounts payable and cash balances at quarter end may be higher than what is experienced throughout the quarter. For 2002 and 2001 our average cash balances were $63.2 million and $57.3 million, respectively.

We lease our office and warehouse/distribution space as well as certain furniture and equipment under operating leases. Total rent expense for all operating leases was $9.2 million, $13.4 million and $11.5 million for 2002, 2001 and 2000, respectively.

The aggregate future minimum payments on the above leases are as follows (in thousands):

  YEAR ENDING DECEMBER 31
  -----------------------
           2003                $   10,470
           2004                     9,010
           2005                     6,635
           2006                     6,176
           2007                     5,682
        THEREAFTER*                52,708
                               ----------
                               $   90,681
                               ==========

*Includes approximately $48.1 million related to the Company's 495,000 square foot distribution center located in Plainfield, Indiana, which the initial lease term expires in 2019.

On February 19, 2003, we announced that we will consolidate our Richmond, California call center operation into our Plainfield, Indiana facility. The operating lease for the facility in Richmond, California expires in March of 2009 and future minimum lease payments included above total $6.8 million.

CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

The decrease in net property and equipment during 2002 is due primarily to the effect of the divestiture of Brightpoint China Limited, the Middle East operations and Mexico and depreciation expense in excess of capital expenditures. Capital expenditures totaled $8.7 million in 2002, a significant decrease from the $27.4 million in capital expenditures during 2001. The high level of capital expenditures in 2001 was primarily the result of investments totaling approximately $21.5 million to install and enhance systems, to continue to develop and enhance our systems to provide electronic data interchange capabilities, to further automate our customer interfaces and enhance our overall e-business capabilities, to create solutions for our customers and to provide a flexible service delivery system in support of our integrated logistics services. We intend to invest an aggregate of $6 to $8 million in capital expenditures (related primarily to information technology) over the next year.

The decrease in goodwill and other intangibles at December 31, 2002 as compared to December 31, 2001 is primarily the result of the non-cash impairment of approximately $40.7 million of goodwill and other intangibles recorded pursuant to our adoption of SFAS No. 142 effective January 1, 2002 and approximately $8.0 million of goodwill sold pursuant to the Chinatron transaction discussed previously. See Note 4 to the Consolidated Financial Statements for further discussion regarding our adoption of SFAS No. 142.

Net cash provided by investing activities in 2002 was $8.7 million compared to net cash used by investing activities of $42.2 million in 2001 and $25.0 million in 2000. The increase in 2002 when compared to 2001 is due primarily to the decrease in our funded contract financing activities discussed above and a reduction in our capital expenditures of approximately $18.8 million to $8.7 million in 2002 from $27.4 million in 2001. The increase in net cash used by investing activities in 2001 as compared to 2000 is due primarily to the increase in information technology related capital expenditures discussed above.

BANK BORROWINGS AND OTHER FINANCING ACTIVITIES

On March 11, 1998, we completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes are subordinated to all of our existing and future senior indebtedness and all other liabilities, including trade payables of our subsidiaries. The Convertible Notes resulted in gross proceeds of approximately $172 million (issue price of $452.89 per Convertible Note) and require no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under our revolving credit facility and to invest in highly liquid, short-term investments pending use in operations. On October 30, 2000, we announced that our Board of Directors had approved a plan under which we could repurchase up to 130,000 Convertible Notes. We repurchased 94,000 Convertible Notes during the fourth quarter of 2000 and realized a gain on the repurchases of approximately $16.6 million ($10.0 million, net of tax) that was recorded as an extraordinary gain on debt extinguishment in the Consolidated Statements of Operations. During the first quarter of 2001, we repurchased 36,000 Convertible Notes for approximately $10 million (prices ranging from $278 to $283 per Convertible Note), resulting in an extraordinary gain of approximately $4.6 million ($0.58 per diluted share) after transaction and unamortized debt issuance costs and applicable taxes. As of March 31, 2001, our plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, we announced that our Board of Directors had approved another plan under which we may repurchase the remaining 250,000 Convertible Notes. During 2002, we repurchased 228,068 or 91% of the 250,000 outstanding Convertible Notes pursuant to this plan. The aggregate purchase price for the Convertible Notes was approximately $75.0 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC discussed below. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., our primary foreign finance subsidiary. These transactions resulted in an extraordinary gain, net of tax, of approximately $26.6 million ($3.33 per diluted share). The tax effect of the Convertible Note repurchases was largely offset by net operating losses resulting in no significant cash tax payments. As of December 31, 2002, the remaining 21,932 Convertible Notes had an accreted book value of approximately $12.0 million or $548 per Convertible Note, which approximated the fair value. Between January 1, and February 10, 2003, we repurchased an additional 17,602 Convertible Notes for a total cost of $9.7 million ($551 per Convertible Note), with an accreted value of $9.7 million ($551 per Convertible Note). On March 11, 2003 we purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $2.3 million, which was paid in cash. As of March 12, 2003, there were 129 Convertible Notes outstanding with an accreted value of approximately $71 thousand. The 129 outstanding Convertible Notes may be redeemed by us for cash equal to the issue price plus accrued original issue discount through the date of redemption. We have initiated the redemption of the remaining Convertible Notes.

On October 31, 2001, our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC ("the Borrowers"), entered into a new revolving credit facility with General Electric Capital Corporation ("GE Capital"), which was amended on December 21, 2001, September 27, 2002 and December 13, 2002 ("the Revolver"), to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks ("the Lenders").

The Revolver replaced our former Bank One multicurrency facility, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 1.50% or LIBOR plus 3.00%. The applicable interest rate that the Borrowers are subject to, can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc. and is secured by, among other things, all of the Borrowers' assets in North America. We also have pledged certain intellectual property and the capital stock of certain of our subsidiaries as collateral for the Revolver. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments.. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock, payments to us and other payments outside the normal course of business, as well as prohibit us from amending the terms of the Convertible Notes or our distribution agreement with Nokia Inc. in the United States without the prior written consent of GE Capital. The provisions of the Revolver are such that if our borrowing availability falls between $12.5 million and $10.0 million, we are subject, during such time, to a minimum fixed charge coverage ratio as defined in the Revolver. If our borrowing availability falls below $10.0 million, we are then subject at all times thereafter to a minimum fixed charge coverage ratio as defined in the Revolver. The provisions of the Revolver require us to maintain at all times a minimum borrowing availability of $7 million. Any of the following events could cause us to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our distribution agreement in the United States with Nokia Inc., (ii) a change in control of Brightpoint, Inc., (iii) failure to maintain a tangible net worth, subject to certain adjustments, of at least $75 million, (iv) the borrowing availability under the Revolver falling below $7 million or (v) the violation of the applicable fixed charge coverage ratio. In the event of default, the Lenders may
(i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

Subject to certain restrictions and limitations set forth in the Revolver, we may use certain proceeds under the Revolver to repurchase our outstanding Convertible Notes. At December 31, 2002, there were no amounts outstanding under the Revolver and available funding, net of the applicable required availability minimum at December 31, 2002, was $29.5 million. At December 31, 2001, there was approximately $23.6 million outstanding under the Revolver at an interest rate of 6.0% and available funding, net of the applicable required availability minimum at December 31, 2001, was approximately $36.4 million. At December 31, 2002, 2001 and 2000, we were in compliance with the covenants in our credit agreements.

In December of 2002, our primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of $50 million Australian Dollars (approximately $28.2 million U.S. Dollars at December 31, 2002). Borrowings on the Facility were used to repay borrowings under the Westpac overdraft facility discussed below and to repay intercompany loans with Brightpoint Holdings B.V., our primary foreign finance subsidiary. Future borrowings under the Facility will be used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9%. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. At December 31, 2002, there was $10.1 million outstanding under the Facility at an interest rate of approximately 7.8% and available funding under the Facility was approximately $10.7 million.

During 2001, Brightpoint Australia Pty Ltd, entered into a short-term line of credit facility with Westpac Banking Corporation. The facility, which was due on demand, had borrowing availability of up to $10 million Australian Dollars (approximately $5.1 million U.S. Dollars at December 31, 2001) and bore interest at Westpac's base overdraft rate plus 1.95% to 3.25%. The facility was secured by a fixed and floating charge over all of the assets of Brightpoint Australia Pty Ltd and was guaranteed by Brightpoint, Inc. At December 31, 2001 there was approximately U.S. $4.2 million outstanding under this facility at an interest rate of approximately 8.9%. As discussed above, during the fourth quarter of 2002, the Westpac facility was repaid and terminated.

During 2001, one of our subsidiaries, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. The facility had borrowing availability of up to approximately 6.9 million Euros (approximately $6.2 million U.S. Dollars at December 31, 2001), was guaranteed by the receivables of one of Brightpoint (France) SARL's customers and bore interest at EURIBOR plus 2.5%. At December 31, 2001, there was $6.1 million outstanding under this facility at an interest rate of approximately 5.8%. During the third quarter of 2002, this facility was terminated by the respective parties and Brightpoint (France) SARL and Natexis Banque entered into an agreement whereby Natexis Banque purchases certain accounts receivable from Brightpoint (France) SARL. See Note 8 to the Consolidated Financial Statements.

Another of our subsidiaries, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to $15 million Swedish Krona (approximately $1.7 million U.S. Dollars at December 31, 2002) and bears interest at 4.6%. The facility is supported by a guarantee provided by Brightpoint, Inc. At December 31, 2002 and 2001, there were no amounts outstanding under this facility.

In January 2002, in connection with the agreement made with Chinatron as discussed in Note 2 to the Consolidated Financial Statements, Brightpoint China Limited entered into two separate credit facilities which were supported by two cash-secured letters of credit totaling approximately $10 million issued by Brightpoint, Inc. We sold our remaining interests in Brightpoint China Limited in April of 2002 and, consequently, both of the cash-secured letters of credit supporting these facilities were released.

Net cash used by financing activities in 2002 and 2001 was primarily the result of the Convertible Note repurchases discussed above and repayments on our credit facilities. Net cash used by financing activities in 2000 was also primarily the result of the Convertible Note repurchases, partially offset by borrowings on our line of credit and proceeds from the issuance of common stock pursuant to our employee stock option and purchase plans.

The decrease in shareholders' equity in 2002 of $36.4 million from December 31, 2001 resulted primarily from a net loss in 2002 of $42.4 million and a decrease in accumulated other comprehensive loss of $5.9 million. The decrease in accumulated other comprehensive loss was primarily the result of accumulated foreign currency translation adjustments that were written-off for operations that were terminated and the effects of current year foreign currency translation adjustments, due particularly to the strengthening of the Euro against the U.S. Dollar in 2002. These adjustments are recorded in accumulated other comprehensive income (loss) when we translate our foreign currency denominated assets and liabilities to the U.S. Dollar at the end of each accounting period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. We adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

In November of 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Interpretation No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; however, its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Although we have provided indirect guarantees on behalf of certain of our wholly-owned subsidiaries, we believe that these guarantees are excluded from the scope of Interpretation No. 45. We will continue to evaluate what effect, if any, the recognition and measurement provisions will have on our financial statements and related disclosures in future periods.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No, 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We expect to apply the provisions of SFAS No. 146 during the first quarter of 2003 based upon our decision to consolidate our call center activities and close our Richmond, California call center. See Note 18 to the Consolidated Financial Statements.

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

FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January of 2003, we expect to classify amounts currently reported as extraordinary gains on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on us.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB No. 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. We adopted SFAS No. 144 on January 1, 2002. See Note 2 to the Consolidated Financial Statements for further discussion.

OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Our operations are divided into three operating segments. These operating segments represent our three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless handsets, accessory programs and fees from the provision of integrated logistics services. However, the divisions are managed separately because of the geographic locations in which they operate.

We evaluate the performance of, and allocate resources to, these segments based on operating income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, we discontinued several operating entities, which materially affected certain operating segments. All years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of our operations by segment is presented below (in thousands) for 2002, 2001 and 2000:

                                   Operating Income                                        Allocated
                   Revenues from     (Loss) from          Total         Allocated            Income
                     External         Continuing         Segment        Interest          Tax Expense
                    Customers       Operations (1)        Assets        Expense (2)       (Benefit) (2)
                 ----------------   --------------    --------------   --------------    --------------
2002:
THE AMERICAS     $        493,203   $       (2,030)   $      173,371   $        3,109    $       (1,843)
ASIA-PACIFIC              527,499            6,465            84,920            1,717               476
EUROPE                    255,365           (3,688)           78,011            1,073            (1,202)
                 ----------------   --------------    --------------   --------------    --------------
                 $      1,276,067   $          747    $      336,302   $        5,899    $       (2,569)
                 ================   ==============    ==============   ==============    ==============

2001:
The Americas     $        650,581   $       (6,481)   $      402,030   $        4,726    $       (2,378)
Asia-Pacific              339,749            9,285            98,539            2,187             1,541
Europe                    273,370            3,970           108,851            1,257               512
                 ----------------   --------------    --------------   --------------    --------------
                 $      1,263,700   $        6,774    $      609,420   $        8,170    $         (325)
                 ================   ==============    ==============   ==============    ==============

2000:
The Americas     $        699,913   $       30,539    $      420,850   $        4,638    $        7,668
Asia-Pacific              330,489           14,653           137,600             (851)            6,609
Europe                    266,762            8,977           129,337            1,970             2,180
                 ----------------   --------------    --------------   --------------    --------------
                 $      1,297,164   $       54,169    $      687,787   $        5,757    $       16,457
                 ================   ==============    ==============   ==============    ==============


(3) Includes $7.0 million of facility consolidation charges in the Americas division in 2000.

(4) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31
                                              ----------------------
External revenue by service line:      2002           2001           2000
--------------------------------   ------------   ------------   ------------
Wireless handset sales             $  1,017,304   $    989,209   $    943,968
Wireless accessory programs              96,343        137,035        201,612
Integrated logistics services           162,420        137,456        151,584
                                   ------------   ------------   ------------
                                   $  1,276,067   $  1,263,700   $  1,297,164
                                   ============   ============   ============


                                     DECEMBER 31
                                     -----------
                           2002          2001           2000
                       ------------   ------------   ------------
Long-lived assets:
The Americas           $     38,274   $     60,841   $     60,656
Asia-Pacific                  7,479         28,121         29,539
Europe                       16,947         32,683         34,786
                       ------------   ------------   ------------
                       $     62,700   $    121,645   $    124,981
                       ============   ============   ============

In all periods presented above, the Company's operations in the United States accounted for 99% or more of The Americas division's Revenues generated from external customers and substantially all of the long-lived assets of the Americas division.

FUTURE OPERATING RESULTS

Various statements, discussions and analyses throughout this Annual Report on Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) dependence upon principal suppliers and availability and price of wireless products; (ii) loss of significant customers or a reduction in prices we charge these customers;
(iii) reliance on third party to manage significant operations in our Asia Pacific division; (iv) lack of demand for our products and services in certain markets and our inability to maintain margins; (v) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (vi) uncertainty whether wireless equipment manufacturers and network operators will continue to outsource aspects of their business to us; (vii) possible adverse effect on demand for our products resulting from consolidation of wireless network operator customers; (viii) economic conditions in our markets; (ix)ability to respond to rapid technological changes in the wireless communications and data industry; (x) possible difficulties collecting our accounts receivable; (xi) access to or the cost of increasing amounts of capital, trade credit or other financing; (xii) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xiii) effect of hostilities or terrorist attacks on our operations; (xiv) reliance on sophisticated information systems technologies; (xv) dilution of the percentage ownership of existing shareholders due to significant outstanding convertible securities; (xvi) our significant outstanding indebtedness; (xvii) ability to meet intense industry competition; (xviii) ability to manage and sustain future growth at our historical or industry rates; (xix) success of relationships with wireless equipment manufacturers, network operators and other participants in the wireless telecommunications and data industry; (xx) our recent history of losses; (xxi) seasonality; (xxii) ability to attract and retain qualified management and other personnel; (xxiii) cost of complying with labor agreements;
(xxiv) ability to protect our proprietary information; (xxv) high rate of personnel turnover; (xxvi) our significant payment obligations under certain lease and other contractual arrangements; (xxvii) possible adverse effects of future medical claims regarding the use of wireless handsets; (xxviii) uncertainties regarding the outcome of pending litigation and regulatory investigations; (xxix) ability to maintain adequate business insurance at reasonable cost and (xxx) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2002 would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at December 31, 2002.

A substantial portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a negative impact on our results of operations for 2002, due to the aggregate losses experienced in our foreign operations. At December 31, 2002, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above. For further discussion see Note 14 to the Consolidated Financial Statements entitled "Derivative Financial Instruments."

Certain of our foreign entities are located in countries that are members of the European Union (EU) and, accordingly, have adopted the Euro, the EU's new single currency, as their legal currency effective January 1, 1999. From that date, the Euro has been traded on currency exchanges and available for non-cash transactions. Local currencies remained legal tender until December 31, 2001 at which time participating countries issued Euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies. During 2001, our operations that are located in EU countries (France, Germany, Ireland and the Netherlands) transacted business in both the Euro and their local currency as appropriate to the nature of the transaction under the EU's "no compulsion, no prohibition principle." We made significant investments in information technology in Europe and experienced no significant information technology or operational problems as a result of the Euro conversion. In addition, we continue to evaluate the effects on our business of the Euro conversion for the affected operations and believe that the completion of the Euro conversion during 2001 and 2002 did not have a material effect on our financial position or results of operations.

OTHER INFORMATION

COMMON STOCK INFORMATION (UNAUDITED)

Our Common Stock is listed on the NASDAQ Stock Market(R) under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market(R).

2002                                    HIGH                      LOW
----                                  ----------               -----------
FIRST QUARTER                         $    26.18               $      4.62
SECOND QUARTER                              6.86                      1.26
THIRD QUARTER                               2.74                      1.19
FOURTH QUARTER                              8.95                      1.61


2001                                    High                      Low
----                                  ----------               -----------
First quarter                         $    36.32                $    16.84
Second quarter                             31.36                     14.28
Third quarter                              27.79                     19.60
Fourth quarter                             26.88                     18.90

At March 25, 2003, there were approximately 229 stockholders of record.

We have not paid cash dividends on our Common Stock other than S corporation distributions made to stockholders during periods prior to the rescissions of S corporation elections by us or our predecessors. In addition, our bank agreements limit or prohibit us , subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders See Note 11 - Lines of Credit and Long-Term Debt. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of our business and does not expect to declare or pay any cash dividends in the foreseeable future.

We have declared the following forward and reverse stock splits, all of the forward stock splits which were affected in the form of stock dividends:

                                                 DIVIDEND PAYMENT OR
      DECLARATION DATE                         STOCK SPLIT EFFECTIVE DATE      SPLIT RATIO
---------------------------                    --------------------------      -----------

August 31, 1995                                 September 20, 1995               5 for 4
November 12, 1996                               December 17, 1996                3 for 2
January 28, 1997                                March 3, 1997                    5 for 4
October 22, 1997                                November 21, 1997                2 for 1
June 26, 2002                                   June 27, 2002                    1 for 7

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)



                                                                                    YEAR ENDED DECEMBER 31
                                                    -------------------------------------------------------------------------------
                                                        2002              2001            2000            1999             1998
                                                    -------------    -------------    -------------   -------------   -------------
Revenue (2)                                         $   1,276,067    $   1,263,700    $   1,297,164   $   1,193,347   $   1,031,548
Gross profit (2)                                           71,994           73,775          133,829          98,552          73,167
Operating income from continuing operations (2)               747            6,774           54,169         (44,681)         15,053
Income (loss) from continuing operations (2)              (12,824)          (1,202)          31,895         (70,530)          6,441
Total discontinued operations(2)                          (15,478)         (56,399)           1,800          (4,039)          1,088
Income (loss) before extraordinary item and
   cumulative effect                                      (28,302)         (57,601)          33,695         (74,443)          7,529
Net income (loss)                                   $     (42,421)   $     (53,301)   $      43,683         (87,847)          7,529

Basic per share:
    Income (loss) from continuing operations        $       (1.60)   $       (0.15)   $        4.02   $       (9.26)  $        0.87
    Discontinued operations                                 (1.94)           (7.07)            0.23           (0.52)           0.14
    Cumulative effect of accounting change,
         net of tax                                         (5.09)              --               --           (1.76)             --
    Extraordinary gain on debt extinguishment,
         net of tax                                          3.33             0.54             1.26              --              --
                                                    -------------    -------------    -------------   -------------   -------------
    Net income (loss)                               $       (5.30)   $       (6.68)   $        5.51   $      (11.54)  $        1.01
                                                    =============    =============    =============   =============   =============

Diluted per share:
    Income (loss) from continuing operations        $       (1.60)   $       (0.15)   $        3.98   $       (9.26)  $        0.84
    Discontinued operations                                 (1.94)           (7.07)            0.22           (0.52)           0.14
    Cumulative effect of accounting change,
         net of tax                                         (5.09)              --               --           (1.76)             --
    Extraordinary gain on debt extinguishment,
         net of tax                                          3.33             0.54             1.25              --              --
                                                    -------------    -------------    -------------   -------------   -------------
    Net income (loss)                               $       (5.30)   $       (6.68)   $        5.45   $      (11.54)  $        0.98
                                                    =============    =============    =============   =============   =============



                                                                                        DECEMBER 31
                                                    -------------------------------------------------------------------------------
                                                        2002             2001              2000            1999             1998
                                                    -------------    -------------    -------------   -------------   -------------
Working capital                                     $      60,995    $     184,434    $     267,557   $     261,037   $     349,248
Total assets                                              336,302          609,420          687,787         617,500         699,340
Long-term obligations                                      10,052          156,066          198,441         230,886         286,706
Total liabilities                                         222,659          459,407          493,690         468,723         472,719
Stockholders' equity                                      113,643          150,013          194,097         148,777         226,621



(1) Operating data includes certain items that were recorded in the years presented as follows: investment gains on marketable equity securities in 1998; restructuring and other unusual charges in 1998 and 1999; facility consolidation charges in 2001 and 2000; the cumulative effect of an accounting change in 2002 and 1999 and an extraordinary gain on debt extinguishment in 2002, 2001 and 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(2) We have reclassified certain prior year amounts to conform to the 2002 presentation primarily to reflect certain classification requirements of accounting pronouncements issued in 2002 The amounts reclassified had no effect on net income or earnings per share.

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE



                                                                                             PAGE

Consent of Independent Auditors.........................................................      F-1
Financial Statement Schedule for the years 2002, 2001 and 2000:
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS....................................      F-2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-2242) pertaining to the Brightpoint, Inc. 401(k) Plan, of our report dated January 31, 2003, except for Notes 5, 11, 15 and 18, as to which the date is March 12, 2003 with respect to the Consolidated Financial Statements and Schedule of Brightpoint, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2002.


                                                    /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
March 25, 2003

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                          COL. A           COL. B            COL. C          COL. D             COL. E
                                      --------------   --------------   --------------   --------------      --------------
                                        BALANCE AT       CHARGED TO       CHARGED TO                          BALANCE AT
                                        BEGINNING        COSTS AND          OTHER                                END
          DESCRIPTION                   OF PERIOD        EXPENSES(1)       ACCOUNTS       DEDUCTIONS          OF PERIOD
          -----------                 --------------   --------------   --------------   --------------      --------------
Year ended December 31, 2002:
   Deducted from asset accounts:
   Allowance for doubtful
       accounts ...................   $    6,272,000   $    5,560,000   $           --   $    6,504,000(2)   $    5,328,000
                                      --------------   --------------   --------------   --------------      --------------
   Total ..........................   $    6,272,000   $    5,560,000   $           --   $    6,504,000      $    5,328,000
                                      ==============   ==============   ==============   ==============      ==============

Year ended December 31, 2001:
   Deducted from asset accounts:
   Allowance for doubtful
       accounts ...................   $    6,548,000   $    8,389,000   $           --   $    8,665,000(2)   $    6,272,000
                                      --------------   --------------   --------------   --------------      --------------
   Total ..........................   $    6,548,000   $    8,389,000   $           --   $    8,665,000      $    6,272,000
                                      ==============   ==============   ==============   ==============      ==============

Year ended December 31, 2000:
   Deducted from asset accounts:
   Allowance for doubtful
       accounts ...................   $    6,220,000   $    6,328,000   $           --   $    6,000,000(2)   $    6,548,000
                                      --------------   --------------   --------------   --------------      --------------
   Total ..........................   $    6,220,000   $    6,328,000   $           --   $    6,000,000      $    6,548,000
                                      ==============   ==============   ==============   ==============      ==============


(1) Does not include impairments of accounts receivable recognized in connection with the Company's discontinued operations. See notes to Consolidated Financial Statements.

(2)      Uncollectible accounts written off.