Form 10-Q
period 2003-03-31
BRIGHTPOINT  INC
filed 2003-05-14
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2003
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to
                               ----------------------    -----------------------

Commission file number:        0-23494
                       ---------------------------------------------------------


                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              35-1778566
--------------------------------------------------------------------------------
   State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization                             Identification No.)


       501 Airtech Parkway, Plainfield Indiana                        46168
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)

                                 (317) 707-2355
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes     [ ]  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act)  [ ] Yes     [X]  No

         Number of shares of the registrant's common stock outstanding at May 12, 2003: 8,024,343 shares

                                BRIGHTPOINT, INC.
                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three Months Ended March 31, 2003 and 2002................................3

         Consolidated Balance Sheets
                  March 31, 2003 and December 31, 2002......................................4

         Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003 and 2002................................5

         Notes to Consolidated Financial Statements.........................................6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................21

         ITEM 3

         Quantitative and Qualitative Disclosures About Market Risk........................35

         ITEM 4

         Controls and Procedures...........................................................36


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings.................................................................37

         ITEM 5

         Other Information.................................................................38

         ITEM 6

         Exhibits..........................................................................38

         Reports on Form 8-K...............................................................38

         Signatures........................................................................39

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31
                                                                         ---------------------------
                                                                             2003            2002
                                                                         -----------      ----------
Revenue                                                                    $ 340,190      $ 295,107
Cost of revenue                                                              321,393        278,877
                                                                           ---------      ---------
Gross profit                                                                  18,797         16,230

Selling, general and administrative expenses                                  16,111         18,537
Facility consolidation charge                                                  4,280           --
                                                                           ---------      ---------
Operating loss from continuing operations                                     (1,594)        (2,307)

Interest expense                                                                 371          2,482
Loss on extinguishment of debt                                                   265           --
Other expenses                                                                   746            129
                                                                           ---------      ---------
Loss from continuing operations before income taxes                           (2,976)        (4,918)

Income tax benefit                                                              (716)        (1,621)
                                                                           ---------      ---------
Loss from continuing operations                                               (2,260)        (3,297)

Discontinued operations:
     Loss from discontinued operations                                          (273)        (4,284)
     Gain (loss) on disposal of discontinued operations                         (315)           376
                                                                           ---------      ---------
Total discontinued operations                                                   (588)        (3,908)

Loss before cumulative effect of a change in accounting principle             (2,848)        (7,205)

Cumulative effect of a change in accounting principle, net of tax               --          (40,748)
                                                                           ---------      ---------

Net loss                                                                   $  (2,848)     $ (47,953)
                                                                           =========      =========

Basic per share:
     Loss from continuing operations                                       $   (0.28)     $   (0.41)
     Discontinued operations                                                   (0.07)         (0.49)
     Cumulative effect of a change in accounting principle, net of tax          --            (5.11)
                                                                           ---------      ---------
     Net loss                                                              $   (0.35)     $   (6.01)
                                                                           =========      =========
Diluted per share:
     Loss from continuing operations                                       $   (0.28)     $   (0.41)
     Discontinued operations                                                   (0.07)         (0.49)
     Cumulative effect of a change in accounting principle, net of tax          --            (5.11)
                                                                           ---------      ---------
     Net loss                                                              $   (0.35)     $   (6.01)
                                                                           =========      =========

Weighted average common shares outstanding:
     Basic                                                                     8,023          7,982
                                                                           =========      =========
     Diluted                                                                   8,023          7,982
                                                                           =========      =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         MARCH 31, 2003   December 31, 2002
                                                         --------------   -----------------
ASSETS
Current assets:
     Cash and cash equivalents                             $  44,642           $  43,798
     Pledged cash                                             14,332              14,734
     Accounts receivable (less allowance for doubtful
       accounts of $5,501 in 2003 and $5,328 in 2002)         99,574             111,771
     Inventories                                              77,023              73,472
     Contract financing receivable                            18,811              16,960
     Other current assets                                     12,390              12,867
                                                           ---------           ---------
Total current assets                                         266,772             273,602

Property and equipment                                        32,738              35,696
Goodwill and other intangibles                                15,298              14,153
Other assets                                                  12,480              12,851
                                                           ---------           ---------

Total assets                                               $ 327,288           $ 336,302
                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $ 139,657           $ 129,621
     Accrued expenses                                         46,924              48,816
     Unfunded portion of contract financing receivable        19,502              22,102
     Line of credit, short-term                                   49                  51
     Convertible notes, short-term                                71              12,017
                                                           ---------           ---------
Total current liabilities                                    206,203             212,607
                                                           ---------           ---------

Long-term liabilities:
     Line of credit                                            8,356              10,052
                                                           ---------           ---------
Total long-term liabilities                                    8,356              10,052
                                                           ---------           ---------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding              --                  --
     Common stock, $0.01 par value: 100,000 shares
       authorized; 8,024 and 8,021 issued and
       outstanding in 2003 and 2002, respectively                 80                  80
     Additional paid-in capital                              214,641             214,624
     Retained earnings (deficit)                             (92,314)            (89,466)
     Accumulated other comprehensive loss                     (9,678)            (11,595)
                                                           ---------           ---------
Total stockholders' equity                                   112,729             113,643
                                                           ---------           ---------

Total liabilities and stockholders' equity                 $ 327,288           $ 336,302
                                                           =========           =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                             2003          2002
                                                                           --------      --------
OPERATING ACTIVITIES
Net loss                                                                   $ (2,848)     $(47,953)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
      Depreciation and amortization                                           3,387         2,804
     Amortization of debt discount                                               33         1,306
     Pledged cash requirements                                                  402       (15,760)
     Cumulative effect of a change in accounting principle, net of tax         --          40,748
     Loss on debt extinguishment                                                265          --
     Discontinued operations                                                    588         3,908
     Facility consolidation charge                                            4,280          --
     Changes in operating assets and liabilities, net of
   effects from acquisitions and divestitures:
           Accounts receivable                                               15,322        22,434
           Inventories                                                       (2,119)       41,280
           Other operating assets                                               622         2,537
           Accounts payable and accrued expenses                             (4,850)      (65,707)
       Net cash used by discontinued operations                                (114)       (3,879)
                                                                           --------      --------
Net cash provided (used) by operating activities                             14,968       (18,282)

INVESTING ACTIVITIES
Capital expenditures                                                         (1,291)       (3,069)
Purchase acquisitions, net of cash acquired                                    (735)         --
Decrease in funded contract financing receivables                             1,582        12,506
Decrease in other assets                                                        195           129
                                                                           --------      --------
Net cash provided (used) by investing activities                               (249)        9,566

FINANCING ACTIVITIES
Net payments on revolving credit facilities                                  (2,386)         (748)
Repurchase of convertible notes                                             (11,980)         --
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                     17            51
                                                                           --------      --------
Net cash used by financing activities                                       (14,349)         (697)

Effect of exchange rate changes on cash and cash
   Equivalents                                                                  474            59
                                                                           --------      --------

Net increase (decrease) in cash and cash equivalents                            844        (9,354)
Cash and cash equivalents at beginning of period                             43,798        58,295
                                                                           --------      --------

Cash and cash equivalents at end of period                                 $ 44,642      $ 48,941
                                                                           ========      ========


See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated statements of operations for the three months ended March 31, 2003 and the unaudited consolidated statement of cash flows for the three months ended March 31, 2003 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2002.

For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146 during the first quarter of 2003 based upon its decision to consolidate its call center activities and close its Richmond, California call center. See Note 2 to the Consolidated Financial Statements.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements would be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and classified amounts previously reported as extraordinary gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each period, and diluted net loss per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options and the Convertible Notes described in Note 8 to the Consolidated Financial Statements. At March 31, 2003 and 2002, the Company's net losses resulted in no dilution of shares, therefore, no reconciliation has been provided.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.   Basis of Presentation (continued)

STOCK OPTIONS

The Company uses the intrinsic value method to account for stock options as opposed to the fair value method. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees. The table below presents a reconciliation of the Company's pro forma net loss giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method (in thousands, except per share data):


                                                                             THREE MONTHS ENDED MARCH 31
                                                                                 2003             2002
                                                                             ----------------------------
Net loss as reported                                                          $   (2,848)    $  (47,953)
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the
    fair value method had been applied                                              (267)          (218)
                                                                             ----------------------------
Pro forma net loss                                                            $   (3,115)    $  (48,171)
                                                                             ============================

Basic and diluted per share:
    Net loss                                                                  $    (0.35)    $    (6.01)
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
       the fair value method had been applied                                      (0.04)         (0.02)
                                                                             ----------------------------
    Pro forma net loss                                                        $    (0.39)    $    (6.03)
                                                                             ============================


COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows:


                                               THREE MONTHS ENDED
                                                     MARCH 31
                                               2003             2002
                                             ----------------------------
Net loss                                     $   (2,848)     $   (47,953)
Unrealized loss on derivatives                        -              (50)
Foreign currency translation amounts              1,917             (693)
                                             ----------------------------
Comprehensive loss                           $     (931)     $   (48,696)
                                             ============================

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


2.   Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. The Company recorded a pre-tax charge of $4.3 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.4 million. At March 31, 2003, the Company had $3.2 million of reserves related to the facility consolidation. In the second quarter of 2003, the Company anticipates recording additional amounts of up to $0.2 million relating to severance and other costs associated with the facility consolidation. Total cash outflows relating to the charge were approximately $0.05 million in the first quarter of 2003 and are expected to be approximately $0.7 million in the second quarter of 2003.

3.   Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144) at the beginning of 2002. In connection with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that we have eliminated or sold are classified in discontinued operations, for all periods presented.

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

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at December 31, 2002 of $3.4 million. In addition, under the Sale and Purchase Agreement, the Company may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. The Company received $0.3 million in contingent consideration during the fourth quarter of 2002 related to the transaction. There can be no assurance the Company will receive any additional proceeds. The Company recorded an initial loss on the transaction of $1.6 million, including the recognition of

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


3.   Discontinued Operations (continued)

accumulated foreign currency translation gains of $0.3 million. This loss and the results of operations of the Company's former Middle East operations are reflected in discontinued operations and prior periods have been reclassified accordingly. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by the Company's operations in the Middle East, was released and was classified as unrestricted. The Company has paid and will pay management fees, including performance based bonuses, to Persequor for providing management services relating to the Hong Kong-based sales activities of Brightpoint Asia Limited which the Company retained pursuant to the transaction.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


3.   Discontinued Operations (continued)

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

For the three months ended March 31, 2003 and 2002, discontinued operations experienced net losses of $0.3 million and $4.3 million, respectively, on revenue of $0.3 million and $56.0 million, respectively. In addition, these operations also experienced a net loss on disposal of discontinued operations of approximately $0.3 million during the three months ended March 31, 2003 and a net gain of $0.4 million during the three months ended March 31, 2002. As of March 31, 2003 the actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary.

Further details of discontinued operations are as follows (in millions):


                                            THREE MONTHS ENDED
                                                 MARCH 31
                                        2003              2002
                                    --------------------------------
Revenue                              $     0.3           $     56.0
                                    ================================

Net operating loss                   $    (0.1)          $     (4.5)
Restructuring Plan charges                (0.4)                 0.6
Net loss related to Mexico sale           (0.1)                   -
                                    --------------------------------
Total discontinued operations        $    (0.6)         $      (3.9)
                                    ================================

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


3.   Discontinued Operations (continued)

At March 31, 2003, the Company had approximately $0.9 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at March 31, 2003 as follows (in millions):


   Total current assets                      $  7.8
   Other non-current assets                     0.1
                                             -------
   Total assets                              $  7.9
                                             =======

   Accounts payable                          $  0.6
   Accrued expenses and other liabilities       3.3
                                             -------
   Total liabilities                         $  3.9
                                             =======


4.   Cumulative Effect of a Change in Accounting Principle

As of January 1, 2002, the Company adopted SFAS No. 142. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and performs an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of the Company's reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three months ended March 31, 2003. On October 1, 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At March 31, 2003, these intangibles total $1.4 million, net of accumulated amortization of $0.9 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $0.4 million per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


4.   Cumulative Effect of a Change in Accounting Principle (continued)

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2003 are as follows (in thousands):


                                                            Europe        Asia-Pacific           Total
                                                          -----------     ------------        -----------
Balance at December 31, 2002                              $    12,778     $        280        $    13,058
Goodwill from acquisitions                                        307                -                307
Effects of foreign currency fluctuation and other                 480               15                495
                                                          -----------     ------------        -----------
Balance at March 31, 2003                                 $    13,565     $        295        $    13,860
                                                          ===========     ============        ===========


5.   Accounts Receivable Transfers

During the three months ended March 31, 2003 and 2002, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Ireland, Sweden, Australia and Mexico with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable during the three months ended March 31, 2003 and 2002 totaled $58.1 million and $40.7 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $0.4 million and $0.9 million during the three months ended March 31, 2003 and 2002, respectively, and were recorded as losses on the sale of assets. Approximately $0.4 million and $0.2 million during the three months ended March 31, 2003 and 2002, respectively, of these fees relate to continuing operations and are included as a component of "Other expenses" in the Consolidated Statements of Operations. The remainder of the fees during the three months ended March 31, 2002 relate to the Company's former Mexico operation and are included in net loss from discontinued operations in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or in certain situations the Company may provide a guarantee of its subsidiaries obligations. Pursuant to these arrangements, approximately $24.2 million and $30.1 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at March 31, 2003 and December 31, 2002, respectively.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


6.   Contract Financing Receivable

The Company offers financing of inventory and receivables to certain network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements, however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that we have purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for amounts it has financed. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivables" and any trade accounts payable pursuant to the arrangements is recorded as a current liability under the heading "Unfunded portion of contract financing receivable." The Company charges a fee for providing these contract financing services and records revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions. In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements. At March 31, 2003 and December 31, 2002, contract financing receivables of $18.8 million and $17.0 million, respectively, included $6.1 million and $5.5 million, respectively, of wireless products located at the Company's facilities. In addition, at March 31, 2003 and December 31, 2002, the Company had $19.5 million and $22.1 million, respectively, in vendor payables related to purchases made for these arrangements which it considers to be the unfunded portion of these receivables.

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

7.   Acquisitions and Divestitures

See Note 3 to the Consolidated Financial Statements for discussions of the Company's divestiture activities during 2002.

During the first quarter of 2003, the Company acquired certain net assets of three entities that provide activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $0.6 million in cash. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $0.7 million.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


8.   Lines of Credit and Long-term Debt

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 (Convertible Notes) with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes were subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and required no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations.

In the first quarter of 2003 the Company repurchased 21,803 of the 21,932 Convertible Notes then outstanding. Of the repurchased Convertible Notes, 4,201 were repurchased pursuant to the exercise of a put option on March 11, 2003 by the holders of the Convertible Notes that required the Company to repurchase outstanding Convertible Notes at an accreted value of approximately $552 per Convertible Note. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note) which approximated their accreted value. As of March 31, 2003 the Company had repurchased all but 129 Convertible Notes outstanding with an accreted value of approximately $0.07 million. On April 30, 2003, the Company redeemed all of the remaining Convertible Notes.

On October 31, 2001, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, with General Electric Capital Corporation (GE Capital) which was amended on December 21, 2001, September 27, 2002, December 13, 2002, and March 27, 2003 (the Revolver) to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces the Company's former Bank One multicurrency facility, does not prohibit the Company from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 1.50% or LIBOR plus 3.00%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc. and is secured by, among other things, all of the Borrowers' assets in North America. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments outside the normal course of business, as well as prohibit us from amending the terms of the Convertible Notes or the Company's distribution agreement with Nokia Inc. in the United States without the prior written consent of GE Capital. The provisions of the Revolver are such that if the Company's borrowing availability falls between $12.5 million and $10.0 million, the Company is subject, during such time, to a minimum fixed charge coverage ratio as defined in the Revolver. If the Company's borrowing availability falls below $10.0 million, the Company is then subject at all times thereafter to a minimum fixed charge coverage ratio as defined in the Revolver. The provisions of the Revolver require the Company to maintain at all times a minimum borrowing availability of $7 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


8.   Lines of Credit and Long-term Debt (continued)

of the Company's distribution agreement in the United States with Nokia Inc.,
(ii) a change in control of the Company, (iii) failure to maintain a tangible net worth, subject to certain adjustments, of at least $75 million, (iv) the borrowing availability under the Revolver falling below $7 million or (v) the violation of the fixed charge coverage ratio, if applicable. In the event of default, the Lenders may (i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

At March 31, 2003 and December 31, 2002, there were no amounts outstanding under the Revolver and available funding, net of the applicable required availability minimum at March 31, 2003 and December 31, 2002, was $21.4 million and $29.5 million, respectively.

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of $50 million Australian Dollars (approximately $30.2 million U.S. Dollars at March 31, 2003). Borrowings on the Facility were used to repay borrowings under the Company's former Westpac overdraft facility and to repay intercompany loans with Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. Future borrowings under the Facility will be used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9%. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. At March 31, 2003 and December 31, 2002, there was $8.4 million and $10.1 million outstanding, respectively, under the Facility at an interest rate of approximately 7.6% at March 31, 2003 and 7.8% at December 31, 2002. At March 31, 2003 there was approximately $13.1 million of unused availability under the Facility.

Another of the Company's subsidiaries, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.8 million U.S. Dollars at March 31, 2003) and bears interest at 4.5%. The facility is supported by a guarantee provided by the Company. At March 31, 2003 and December 31, 2002, there were no amounts outstanding under this facility.

At March 31, 2003 and December 31, 2002, the Company was in compliance with the covenants in its credit agreements.

Cash-secured letters of credits of approximately $13.0 million supporting the Company's Brightpoint Asia Limited and Brightpoint Philippines vendor credit lines were issued by financial institutions on behalf of the Company and are outstanding at March 31, 2003. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

The Company evaluates the performance of, and allocates resources to, these segments based on operating income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 2 to the Consolidated Financial Statements, during the fourth quarter of 2001 the Company implemented a restructuring plan that provided for selling or otherwise disposing of certain operations. In January of 2002, the Company adopted SFAS No. 144 which changed the presentation of discontinued operations. See Notes 1 and 2 to the Consolidated Financial Statements for further discussion. A summary of the Company's operations by segment is presented below (in thousands):


                                    2003                                     2002
                     --------------------------------------   -----------------------------------
                                           OPERATING INCOME                      OPERATING INCOME
                                             (LOSS) FROM                           (LOSS) FROM
                       REVENUES FROM          CONTINUING        REVENUES FROM       CONTINUING
                     EXTERNAL CUSTOMERS       OPERATIONS      EXTERNAL CUSTOMERS    OPERATIONS
                     ------------------     ---------------   ------------------    ----------
THREE MONTHS ENDED
   MARCH 31:
The Americas (1)         $  94,827            $  (3,507)         $ 131,626             $    (501)
Asia-Pacific               176,405                1,656            111,708                 1,131
Europe                      68,958                  257             51,773                (2,937)
                         ---------            ---------          ---------             ---------
                         $ 340,190            $  (1,594)         $ 295,107             $  (2,307)
                         =========            =========          =========             =========




                          MARCH 31,   DECEMBER 31,
TOTAL SEGMENT ASSETS:       2003         2002
                          --------    ------------
The Americas (2) (3)      $146,140      $204,510
Asia-Pacific (3)           106,487        58,815
Europe (3)                  74,661        72,977
                          --------      --------
                          $327,288      $336,302
                          ========      ========


(1) Includes $4.3 million facility consolidation charge for the three months ended March 31, 2003, which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.4 million.

(2)  Includes assets of the Company's corporate operations.

(3) Includes assets held for sale or disposal of discontinued operations at March 31, 2003.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


10.  Contingencies

The Company and several of its executive officers and directors were named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. In February 2002, the Court consolidated the Weiss and Mueller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. A consolidated amended complaint was filed in April 2002. The amended complaint, among other things, added the Company's current independent auditors as a defendant. The action is a purported class action asserted on behalf of all purchasers of the Company's publicly traded securities between January 29, 1999 and January 31, 2002.

On April 29, 2003, the parties to the litigation entered into a Stipulation of Settlement. The settlement provides for the Company's insurer, under the Company's directors and officers liability policy to pay $5,050,000. These funds will be used to make distributions to members of the class who timely file a proof of claim, and to pay plaintiff's attorney's fees and expenses. On May 1, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of the settlement to the class. A hearing on final approval of the settlement has been scheduled for July 18, 2003.

In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399. The parties previously have filed a stipulation agreeing to stay all proceedings in this derivative action pending a decision on the motions to dismiss the amended complaint in the In Re: Brightpoint, Inc. Securities Litigation action.

On April 30, 2003, a Stipulation of Settlement of this derivative action was filed with the Court. The settlement provides that the Company acknowledges it has made certain changes in its corporate governance policies and agrees to pay up to $275,000 for plaintiff's attorney's fees and expenses, as may be awarded by the Court. On May 2, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of settlement. A hearing on final approval of the settlement has been scheduled for July 2, 2003.

A complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003, but the decision may not be issued for several months. The Company disputes these claims and intends to defend vigorously this matter.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


10.  Contingencies (continued)

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

The Company's subsidiary in South Africa whose operations were discontinued pursuant to the 2001 Restructuring Plan has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.2 million U.S. dollars (at current exchange rates) including penalties and interest.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)


11.  Subsequent Events

As more fully described in Note 3 to the Consolidated Financial Statements, pursuant to the sale, through certain of the Company's subsidiaries, of the Company's interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, the Company could receive additional proceeds, which were contingent upon collection of accounts receivable from a certain customer. In April of 2003, the Company received an additional $1.3 in contingent consideration from Persequor Limited related to the transaction. As of April 30, 2003, there were no further amounts of additional contingent consideration due to the Company pursuant to the Sale and Purchase Agreement with Persequor Limited.

On April 30, 2003, the Company and certain other parties, including certain of the Company's officers and directors, entered into a Release Agreement with the Company's insurance carrier relating to claims made by the Company under its directors and officers insurance policy to recover costs incurred by the Company, including reimbursement for costs and expenses of certain of the Company's current and former officers and directors, relating to the shareholder litigation and investigative matters described in Note 10 to the Consolidated Financial Statements. Pursuant to the Release Agreement the Company received $1.175 million in cash and agreed, among other things, not to pursue certain claims. The settlement amount of $1.175 million will be recorded in the Consolidated Statement of Operations in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2002 and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2002.

In the first quarter of 2003 we repurchased 21,803 of our 21,932 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). Of the repurchased Convertible Notes, 4,201 were repurchased pursuant to the exercise of a put option on March 11, 2003 by the holders of the Convertible Notes that required us to repurchase outstanding Convertible Notes at an accreted value of approximately $552 per Convertible Note. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note) which approximated their accreted value. On March 31, 2003, 129 Convertible Notes were outstanding with an accreted value of $0.07 million and on April 30, 2003, we redeemed all of the outstanding Convertible Notes.

On February 19, 2003, we announced that we would consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. By utilizing existing infrastructure in Plainfield, we expect to realize annual pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million. We recorded a pre-tax charge of $4.3 million relating to the facility consolidation which includes the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets, severance and other costs. In the second quarter of 2003, we anticipate recording additional amounts of up to $0.2 million relating to severance and other costs associated with the facility consolidation. Total cash outflows relating to the charge were approximately $0.05 million in the first quarter of 2003 and are expected to be approximately $0.7 million in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

This discussion includes certain non-GAAP financial measures that present operating results on a pro forma basis which exclude certain items. A "non-GAAP financial measure" is defined as a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and or presented in accordance with GAAP in the company's financial statements. We have chosen to provide the supplemental non-GAAP information in this discussion because we believe that it provides a meaningful comparison of our continuing operations for the periods presented. The non-GAAP financial measures used by us should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. Reconciliations of GAAP results to non-GAAP measurements and details of the excluded items are provided in a supplemental table later in this discussion of results of operations.

Revenue

Revenue by Division (in thousands):


                                                 Three Months Ended
                   ------------------------------------------------------------------------------   Change from      Change from
                     MARCH 31,    PERCENT       March 31,    Percent      December 31,  Percent    Q1 2002 to Q1     Q4 2002 to
                       2003       OF TOTAL       2002        of Total        2002       of Total        2003          Q1 2003
                   ------------------------------------------------------------------------------------------------------------
The Americas            $94,827     28%           $131,626     45%         $111,476         33%        (28%)           (15%)
Asia-Pacific            176,405     52%            111,708     38%          154,545         45%         58%             14%
Europe                   68,958     20%             51,773     17%           75,657         22%         33%             (9%)
                   -----------------------------------------------------------------------------------------------------------
        Total          $340,190    100%           $295,107    100%         $341,678        100%         15%             **
                   ===========================================================================================================


** less than 1%

Revenue in the first quarter of 2003, was $340 million, an increase of 15% from $295 million in the first quarter of 2002. The increase in revenue was primarily attributable to strong market demand for our products in the Asia-Pacific division and the strengthening of foreign currencies against the U.S. dollar, which accounted for approximately six percentage points of the increase in revenue. These increases were offset by a decline in revenue in the Americas division due to a sales mix shift from product distribution revenue to fee-based logistics services revenue, the lack of availability of certain CDMA-based wireless devices, and the loss of customers due to industry consolidation. Total wireless devices handled in the first quarter of 2003 were approximately 3.9 million, an increase of 11% from approximately 3.5 million wireless devices handled in the first quarter of 2002. As compared to the fourth quarter of 2002, revenue declined by less than 1% as strong market demand for our products in the Asia-Pacific region was offset by declines in revenue in the Americas and Europe divisions. These declines were primarily due to the lack of availability of certain CDMA-based wireless devices in United States and seasonality. Total wireless devices handled in the first quarter of 2003 declined by 6% from approximately 4.2 million wireless devices handled in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)

Revenue by Service Line (in thousands):

                                                       Three Months Ended
                               ---------------------------------------------------------------------  Change from    Change from
                               MARCH 31,   PERCENT    March 31,   Percent   December 31,   Percent    Q1 2002 to     Q4 2002 to
                                 2003      OF TOTAL     2002      of Total      2002       of Total     Q1 2003       Q1 2003
                               -------------------------------------------------------------------------------------------------
Sales of wireless handsets       $271,713        85%      $227,098     77%     $279,361         82%       20%            (3%)
Accessory programs                 16,476         5%        30,442     10%       17,696          5%      (46%)           (7%)
Integrated logistics
services                           52,001        15%        37,567     13%       44,621         13%       38%            17%
                               -------------------------------------------------------------------------------------------------
        Total                    $340,190       100%      $295,107    100%     $341,678        100%       15%            **
                               =================================================================================================

** Less than 1%

Compared to the first quarter of 2002, we experienced an increase in revenue from wireless handset sales in the first quarter of 2003 due primarily to increased volumes in the Asia-Pacific division partially offset by decreased handset distribution volumes in the Americas division due the factors affecting divisional revenue discussed previously. When compared to the fourth quarter of 2002, revenues from wireless handset sales decreased slightly due primarily to seasonal factors and the lack of availability of certain CDMA-based wireless devices. Compared to the first quarter and fourth quarters of 2002, we experienced decreased revenue from accessory programs during the first quarter of 2003, particularly in the Americas division which experienced a sales mix shift from accessory program revenue to integrated logistics services. Additionally, many handsets now include accessories bundled with the product that would have previously been sold separately. This has diminished overall demand for our accessory programs. Additionally, technological advancements in wireless devices, including extended battery life, have reduced overall demand for certain accessory products. When compared to the first and fourth quarters of 2002, the increase in integrated logistics services revenues during the first quarter of 2003 reflects increased revenue from our services related to prepaid wireless airtime in Sweden and Norway and the addition of new logistics services customers in the United States.

Gross Profit

                                  Three Months Ended                                   Percent Change
               -------------------------------------------------------        ---------------------------------
(In thousands)      MARCH 31,         March 31,        December 31,            Q1 2002 to           Q4 2002 to
                      2003               2002              2002                  Q1 2003              Q1 2003
---------------------------------------------------------------------------------------------------------------
Gross profit        $ 18,797           $ 16,230          $ 21,343                    16%                 (12%)
Gross margin           5.5%               5.5%              6.2%
---------------------------------------------------------------------------------------------------------------


Gross profit for the first quarter of 2003, increased 16% when compared to the first quarter of 2002 and decreased 12% when compared to the fourth quarter of 2002. Gross margin was 5.5% for the first quarter of 2003 the same as in the first quarter of 2002, compared to gross margins of 6.2% for the fourth quarter of 2002. The decline in gross margin from the fourth quarter of 2002 is attributable to a higher proportion of revenue in the Asia-Pacific division, which experienced a reduction in supplier incentives due to program changes and which generally has lower gross margins than the Company as a whole. In addition, in the first quarter of 2003, annual supplier incentives recorded for certain Europe markets decreased when compared to the fourth quarter of 2002. We accrue annual incentives and rebates based on the terms of the specific vendor program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Actual rebates may vary based on volume, other sales achievement levels or negotiations with the vendor, which could result in an increase or reduction in the estimated amounts previously accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses


                                        Three Months Ended                      Percent Change
                            -------------------------------------------    -------------------------
(In thousands)               MARCH 31,      March 31,      December 31,     Q1 2002 to    Q4 2002 to
                                2003          2002             2002           Q1 2003      Q1 2003
----------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses    $16,111       $18,537         $16,382              (13%)         (2%)
As a percent of revenue          4.7%          6.3%            4.8%
----------------------------------------------------------------------------------------------------


Selling, general and administrative ("SG&A") expenses decreased by 13%, or $2.4 million, from the first quarter of 2002 to $16.1 million. SG&A declined by 2%, or $0.3 million, from $16.4 million in the fourth quarter of 2002. SG&A expenses declined to 4.7% of revenue from 6.3% in the first quarter of 2002 and from 4.8% in the fourth quarter of 2002. The improvement in SG&A, in dollars and as a percent of revenue, was driven by cost reduction action taken in 2002, which includes the reduction in personnel costs and corporate overhead costs.

Facility Consolidation Charge

On February 19, 2003, we announced that we would consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We recorded a pre-tax charge of $4.3 million ($3.2 million, net of tax) relating to the facility consolidation which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.4 million. In the second quarter of 2003, we anticipate recording additional amounts of up to $0.2 million relating to severance and other costs associated with the facility consolidation.
See Note 2 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss) from Continuing Operations


                                               Three Months Ended
                                   ---------------------------------------------
                                     MARCH 31,      March 31,       December 31,
(In thousands)                         2003           2002              2002
--------------------------------------------------------------------------------
Operating income (loss) from
   continuing operations             $ (1,594)      $ (2,307)          $ 4,961
As a percent of revenue                 (0.5%)         (0.8%)              1.5%
--------------------------------------------------------------------------------

Operating loss from continuing operations (including the facility consolidation charge) for the first quarter of 2003 was $1.6 million, an improvement of $0.7 million from the first quarter of 2002 and a decline of $6.6 million from the fourth quarter of 2002.

Excluding the facility consolidation charge, pro forma operating income from continuing operations was $2.7 million, an improvement of $5.0 million from the first quarter of 2002 and a decline of $2.3 million from the fourth quarter of 2002. The improvement in pro forma operating income from continuing operations from the first quarter of 2002 is due to the increase in revenue and the reduction in SG&A as described above. The decline in pro forma operating income from continuing operations from the fourth quarter of 2002 is attributable to the reduction in gross margin as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Income (Loss) from Continuing Operations


                                              Three Months Ended
                                 -----------------------------------------------
                                   MARCH 31,         March 31,     December 31,
(In thousands)                       2003              2002            2002
--------------------------------------------------------------------------------
Income (loss) from continuing
   operations                      $ (2,260)         $ (3,297)       $ 3,544
As a percent of revenue                (0.7%)            (1.1%)          0.9%
--------------------------------------------------------------------------------


Loss from continuing operations for the first quarter of 2003 was $2.3 million compared to a loss from continuing operations of $3.3 million in the first quarter of 2002 and income from continuing operations of $3.5 million for the fourth quarter of 2002 and was primarily attributable to the factors discussed above in the analyses of revenue, gross margin, SG&A and the facility consolidation charge. In addition, interest expense for the first quarter of 2003 decreased $2.1 million and $0.2 million from the first and fourth quarters of 2002, respectively. These reductions are the direct result of the Convertible Note repurchases discussed above and the reduction of other debt. Other expenses for the first quarter of 2003 were $0.7 million, an increase of $0.6 million from the first quarter of 2002. The increase from the first quarter of 2002 is due in part to our accrual of $0.3 million in connection with the preliminary settlement of the shareholder derivative action pending in Marion County Circuit Court, Indianapolis, Indiana as previously announced on April 30, 2003 and fees relating to an increased level of accounts receivable sales. As compared to the fourth quarter of 2002, other expenses increased by $0.3 million primarily due to the shareholder derivative action settlement costs. Loss per diluted share from continuing operations was $0.28 for the first quarter of 2003 compared to a loss per diluted share from continuing operations of $0.41 in the first quarter of 2002 and income per diluted share from continuing operations of $0.44 in the fourth quarter of 2003.

Pro Forma Income (Loss) from Continuing Operations

On a pro forma basis, income from continuing operations for the first quarter of 2003 would have been $1.1 million compared to a loss from continuing operations of $3.3 million in the first quarter of 2002 and income from continuing operations of $3.1 million for the fourth quarter of 2002. Pro forma income per diluted share from continuing operations would have been $0.14 for the first quarter of 2003 compared to a loss per diluted share from continuing operations of $0.41 in the first quarter of 2002 and pro forma income per diluted share from continuing operations of $0.38 in the fourth quarter of 2002. The pro forma results for the first quarter of 2003 exclude the $4.3 million pre-tax facility consolidation charge ($3.2 million, net of tax) and a $0.2 million loss on extinguishment of debt, net of tax. The pro forma results for the first quarter of 2002 exclude the cumulative effect of a change in accounting principle (SFAS
142), net of tax, of $40.7 million. The pro forma results for the fourth quarter of 2002 exclude a $0.5 million gain on debt extinguishment, net of tax, which was reclassified to continuing operations in accordance with SFAS 145.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

A reconciliation of pro forma income from continuing operations to income (loss) from continuing operations in accordance with accounting principles generally accepted in the United States ("GAAP") is as follows:

   RECONCILIATION OF PRO FORMA AMOUNTS TO GAAP
     (in thousands, except per share data)


                                                                                Three Months Ended
                                                                       -------------------------------------
                                                                        March 31,     March 31,  December 31,
                                                                          2003          2002           2002
                                                                        --------      --------   -----------
Operating income (loss) from continuing operations - GAAP
presentation                                                            $ (1,594)     $ (2,307)     $  4,961
Facility consolidation charge                                              4,280          --            --
                                                                        --------      --------      --------
     Operating income (loss) from continuing operations -
     Pro Forma presentation                                             $  2,686      $ (2,307)     $  4,961
                                                                        ========      ========      ========

Income (loss) from continuing operations - GAAP presentation            $ (2,260)     $ (3,297)     $  3,544
Facility consolidation charge, net of tax                                  3,231          --            --
(Gain) loss on debt extinguishment, net of tax                               158          --            (452)
                                                                        --------      --------      --------
     Income (loss) from continuing operations - Pro Forma presentation  $  1,129      $ (3,297)     $  3,092
                                                                        ========      ========      ========

Net income (loss) - GAAP presentation                                   $ (2,848)     $(47,953)     $  1,261
Facility consolidation charge, net of tax                                  3,231          --            --
(Gain) loss on debt extinguishment, net of tax                               158          --            (452)
Cumulative effect of a change in accounting principle, net of tax           --          40,748          --
                                                                        --------      --------      --------
     Net income (loss) - Pro Forma presentation                         $    541      $ (7,205)     $    809
                                                                        ========      ========      ========

Per Share Amounts:

Income (loss) from continuing operations - GAAP presentation            $  (0.28)     $  (0.41)     $   0.44
Facility consolidation charge, net of tax                                   0.40          --            --
(Gain) loss on debt extinguishment, net of tax                              0.02          --           (0.06)
                                                                        --------      --------      --------
     Income (loss) from continuing operations - Pro Forma  presentation $   0.14      $  (0.41)     $   0.38
                                                                        ========      ========      ========

Net income (loss) - GAAP presentation                                   $  (0.35)     $  (6.01)     $   0.16
Facility consolidation charge, net of tax                                   0.40          --            --
(Gain) loss on debt extinguishment, net of tax                              0.02          --           (0.06)
Cumulative effect of a change in accounting principle, net of tax           --            5.11          --
                                                                        --------      --------      --------
     Net income (loss) - Pro Forma presentation                         $   0.07      $  (0.90)     $   0.10
                                                                        ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discontinued Operations

During 2002, we took action to better position ourselves for long-term and more consistent success by divesting or closing operations in which potential returns were not likely to generate an acceptable return on invested capital. The action included; i) the sale, through certain of our subsidiaries, of our interests in Brightpoint China Limited to Chinatron, ii) the sale, through certain of our subsidiaries, of our interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, iii) the sale, through certain of our subsidiaries, of certain operating assets of Brightpoint de Mexico. S.A. de C.V and our respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V, iv) closure of our Miami sales office and v) the continued execution of our 2001 restructuring plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Net losses in the first quarter of 2003 resulting from these actions and the related losses from the operations of the entities eliminated by these actions totaled $0.6 million ($0.07 per share) compared to $3.9 million ($0.49 per share) in first quarter of 2002 and was comprised primarily of unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Net Loss

As a result of the factors, charges and gains discussed above, our net loss for the first quarter of 2003 was $2.8 million, or $0.35 per diluted share, compared to a net loss of $48.0 million, or $6.01 per diluted share, in the first quarter of 2002 and net income of $0.8 million, or $0.16 per diluted share, for the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES


(In thousands)                                           March 31, 2003   December 31, 2002
--------------------------------------------------------------------------------------------
Cash and cash equivalents (includes pledged cash)          $   58,974         $   58,532
Working capital                                            $   60,569         $   60,995
Current ratio                                                  1.29:1             1.29:1
--------------------------------------------------------------------------------------------


We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The slight decrease in working capital at March 31, 2003 compared to December 31, 2002 is comprised primarily of the effect of a decrease in accounts receivable and an increase in accounts payable partially offset by increases in inventory and funded contract financing activities. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

Net cash provided by operating activities was $15.0 million for the first quarter of 2003, as compared to cash used by operating activities of $18.3 million in the first quarter of 2002. The increase in 2003 was primarily the result of the decreased net loss and by improved working capital management in the first quarter of 2003. Additionally, during the first quarter of 2003, average days sales outstanding in accounts receivable were approximately 25 days, compared to approximately 38 days and 28 days for the first and fourth quarters of 2002, respectively. During the first quarter of 2003, days inventory on-hand were 23 days, compared to 29 days and 22 days in the first and fourth quarters of 2002, respectively. Average days payable outstanding were 42 days for the first quarter of 2003, compared to 40 days and 39 days for the first and fourth quarters of 2002, respectively. These changes combined to create a decrease in cash conversion cycle days to 6 days in the first quarter of 2003 from 27 days in the first quarter of 2002 and 11 days in the fourth quarter of 2002. This reduction was primarily the result of our efforts to reduce accounts receivable. A cash conversion cycle of 6 days may not be sustainable. Details of our methodology for calculating cash conversion cycle days are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Unrestricted cash and cash equivalents at March 31, 2003 increased by approximately $0.8 million when compared to December 31, 2002 and pledged cash decreased by approximately $0.4 million at March 31, 2003 when compared to December 31, 2002. The increase in unrestricted cash is primarily the result of cash generated from operating activities offset by repurchases of Convertible Notes during the quarter. The reduction in pledged cash is primarily the result of the elimination of certain cash-secured letters of credit in Australia.

The reduction in accounts receivable during the first quarter of 2003 was attributable to the successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations. During the three months ended March 31, 2003 and 2002, we entered into certain transactions or agreements with banks and other financing organizations in Ireland, Sweden, Australia, Mexico and France with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. Certain of these transactions qualify as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received from the sales of accounts receivable during three months ended March 31, 2003 and 2002 totaled $58.1 million and $40.7 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold, although, we may be required to repurchase certain accounts receivable in certain circumstances including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or in certain situations a guarantee of our subsidiaries obligations may be given by us. Pursuant to these arrangements, approximately $24.2 million and $30.1 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at March 31, 2003 and December 31, 2002, respectively. For more information on our accounts receivable transfers, see
Note 5 to the Consolidated Financial Statements. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

At March 31, 2003, our allowance for doubtful accounts was $5.5 million compared to $5.3 million at December 31, 2002, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for the first quarter of 2003. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 and 2002 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, decreases in overall credit ratings and increasing costs to obtain capital. We believe this trend may continue into 2003 and could have an adverse effect on our financial position and results of operations. We intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increase in inventories and corresponding increase in days inventory on-hand during the first quarter of 2003 are due primarily to an increase in March 31, 2003 inventory levels in our Brightpoint Asia Limited operations, managed by Persequor Limited, partially offset by a decrease in our inventory levels in the United States. We believe the increased inventory levels in our Brightpoint Asia Limited operations were the result of decreased demand in certain Asia markets due to the uncertainty created by Severe Acute Respiratory Syndrome (SARS) in those markets. With regards to inventory levels in the United States, in December of 2002, we entered into an amendment to our distribution agreement with a significant vendor in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a just-in-time inventory arrangement that has allowed us to reduce the amount of inventories of this vendor's products that we own at any given point in time. This arrangement allowed us to reduce our inventory levels at March 31, 2003. This arrangement is initially set to expire in June of 2003 which could impact our inventory levels and liquidity.

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables increased to $18.8 million at March 31, 2003 from $17.0 million at December 31, 2002. In addition, we have vendor payables of $19.5 million and $21.1 million at March 31, 2003 and December 31, 2002, respectively that represent the unfunded portion of these contract financing receivables. The increase in contract financing receivables is due to slightly increased demand being experienced by some of these customers. These receivables included $6.1 million and $5.8 million of wireless products located at our facilities at March 31, 2003 and December 31, 2002 respectively. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements. See Note 6 to the Consolidated Financial Statements.

The increase in accounts payable at March 31, 2003 when compared to December 31, 2002 is due primarily to increased vendor payables in our Brightpoint Asia Limited operations, managed by Persequor Limited relating to certain inventory purchases near the end of the first quarter of 2003 and the increase in average days payables outstanding. We rely on our suppliers to provide trade credit facilities and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

At March 31, 2003, net property and equipment decreased due primarily to depreciation expense recorded in first quarter of 2003 and the write-off of certain fixed assets in connection with the consolidation of our Richmond, California call center to our facility in Plainfield, Indiana as discussed previously. Capital expenditures totaled $1.3 million in the first quarter of 2003 as compared to $3.1 million in the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The slight increase in goodwill and other intangibles at March 31, 2003 as compared to December 31, 2002 is primarily the result of certain small purchase acquisitions in France during the first quarter of 2003 and the effects of the translation of foreign currency denominated goodwill and other intangibles as foreign currencies strengthened against the U.S. dollar during the first quarter of 2003. See Note 7 to the Consolidated Financial Statements for further discussion regarding our acquisition activities.

Net cash used by investing activities for the first quarter of 2003 was $0.2 million compared to net cash provided by investing activities of $9.6 in the same period of 2002. The increase is due primarily to the slight increase in our funded contract financing activities in the first quarter of 2003 as compared to the large decrease in these activities in the first quarter of 2002.

In the first quarter of 2003 we repurchased 21,803 of our 21,932 outstanding zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes"). Of the repurchased Convertible Notes, 4,201 were repurchased pursuant to the exercise of a put option on March 11, 2003 by the holders of the Convertible Notes that required us to repurchase outstanding Convertible Notes at an accreted value of approximately $552 per Convertible Note. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note) which approximated their accreted value. On March 31, 2003, 129 Convertible Notes were outstanding with an accreted value of $0.07 million and on April 30, 2003, we redeemed all of the outstanding Convertible Notes.

On October 31, 2001, our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), entered into a new revolving credit facility, with General Electric Capital Corporation (GE Capital) which was amended on December 21, 2001, September 27, 2002, December 13, 2002, and March 27, 2003 (the Revolver) to provide capital for our North American operations. GE Capital acted as agent for a syndicate of banks (the Lenders). The Revolver replaces our former Bank One multicurrency facility, does not prohibit us from borrowing additional funds outside of the United States and expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 1.50% or LIBOR plus 3.00%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc. and is secured by, among other things, all of the Borrowers' assets in North America. We also have pledged certain intellectual property and the capital stock of certain of our subsidiaries as collateral for the Revolver. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments outside the normal course of business, as well as prohibit us from amending the terms of the Convertible Notes or our distribution agreement with Nokia Inc. in the United States without the prior written consent of GE Capital. The provisions of the Revolver are such that if our borrowing availability falls between $12.5 million and $10.0 million, we are subject, during such time, to a minimum fixed charge coverage ratio as defined in the Revolver. If our borrowing availability falls below $10.0 million, we are then subject at all times thereafter to a minimum fixed charge coverage ratio as defined in the Revolver. The provisions of the Revolver require us to maintain at all times a minimum borrowing availability of $7 million. Any of the following events could cause us to be in default under the Revolver, including but not limited to, (i) the expiration or termination of our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

distribution agreement in the United States with Nokia Inc., (ii) a change in control of us, (iii) our failure to maintain a tangible net worth, subject to certain adjustments, of at least $75 million, (iv) the borrowing availability under the Revolver falling below $7 million or (v) the violation of the fixed charge coverage ratio, if applicable. In the event of default, the Lenders may
(i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

At March 31, 2003 and December 31, 2002, there were no amounts outstanding under the Revolver and available funding, net of the applicable required availability minimum at March 31, 2003 and December 31, 2002, was $21.4 million and $29.5 million, respectively.

In December of 2002, our primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of $50 million Australian Dollars (approximately $30.2 million U.S. Dollars at March 31, 2003). Borrowings on the Facility were used to repay borrowings under the Westpac overdraft facility and to repay intercompany loans with Brightpoint Holdings B.V., our primary foreign finance subsidiary. Future borrowings under the Facility will be used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9%. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time which can increase or decrease borrowing availability. At March 31, 2003 and December 31, 2002, there was $8.4 million and $10.1 million outstanding, respectively, under the Facility at an interest rate of approximately 7.6% at March 31, 2003 and 7.8% at December 31, 2002. At March 31, 2003 there was approximately $13.1 million of unused availability under the Facility.

Another of our subsidiaries, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.8 million U.S. Dollars at March 31, 2003) and bears interest at 4.5%. The facility is supported by our guarantee. At March 31, 2003 and December 31, 2002, there were no amounts outstanding under this facility.

At March 31, 2003 and December 31, 2002, we were in compliance with the covenants in our credit agreements.

Cash-secured letters of credits of approximately $13.0 million supporting our Brightpoint Asia Limited and Brightpoint Philippines vendor credit lines have been issued by financial institutions on our behalf and are outstanding at March 31, 2003. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

Net cash used by financing activities during the first quarter of 2003 increased when compared to the same period in 2002 due to the repurchases of Convertible Notes discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. We are currently evaluating the effects, if any, that this standard will have on our results of operations and financial position.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We applied the provisions of SFAS No. 146 during the first quarter of 2003 based upon our decision to consolidate call center activities and close our Richmond, California call center. See Note 2 to the Consolidated Financial Statements.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No.64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements would be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and classified amounts previously reported as extraordinary gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SUBSEQUENT EVENTS

As more fully described in Note 3 to the Consolidated Financial Statements, pursuant to the sale, through certain of our subsidiaries, of our interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, we could receive additional proceeds, which were contingent upon collection of accounts receivable from a certain customer. In April of 2003, we received an additional $1.3 in contingent consideration from Persequor Limited related to the transaction which will be shown as an adjustment to the loss on the transaction within discontinued operations in the second quarter of 2003. As of April 30, 2003, there were no further amounts of additional contingent consideration due to us pursuant to the Sale and Purchase Agreement with Persequor Limited.

On April 30, 2003, we and certain other parties, including certain of our officers and directors, entered into a Release Agreement with our insurance carrier relating to claims made by us under our directors and officers insurance policy to recover costs incurred by us, including reimbursement for costs and expenses of certain of our current and former officers and directors, relating to the shareholder litigation and investigative matters described in Note 10 to the Consolidated Financial Statements. Pursuant to the Release Agreement we received $1.175 million in cash and agreed, among other things, not to pursue certain claims. The settlement amount of $1.175 million will be recorded in our Consolidated Statement of Operations in the second quarter of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE RISKS

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate interest rate risks, we have historically utilized interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates. To mitigate foreign currency exchange rate risks, we periodically utilize derivative financial instruments under the Foreign Currency Risk Management Policy approved by our Board of Directors. We do not use derivative instruments for speculative or trading purposes.

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the three months ended March 31, 2003, would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at March 31, 2003.

A portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening of the U.S. Dollar) in all exchange rates would not have had a negative impact on our results of operations for March 31, 2003, due to the aggregate losses experienced in our foreign operations. At March 31, 2003, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

ITEM 4. CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

We and several of our executive officers and directors were named as defendants in two complaints filed in November and December 2001, in the United States District Court for the Southern District of Indiana, entitled Weiss v. Brightpoint, Inc., et. al., Cause No. IP01-1796-C-T/K; and Mueller v. Brightpoint, Inc., et. al., Cause No. IP01-1922-C-M/S. In February 2002, the Court consolidated the Weiss and Mueller actions and appointed John Kilcoyne as lead plaintiff in this action which is now known as In re Brightpoint, Inc. Securities Litigation. A consolidated amended complaint was filed in April 2002. A consolidated amended complaint was filed in April 2002. The amended complaint, among other things, added our current independent auditors as a defendant. The action is a purported class action asserted on behalf of all purchasers of our publicly traded securities between January 29, 1999 and January 31, 2002.

On April 29, 2003, the parties to the litigation entered into a Stipulation of Settlement. The settlement provides for our insurer, under our directors and officers liability policy to pay $5,050,000. These funds will be used to make distributions to members of the class who timely file a proof of claim, and to pay plaintiff's attorney's fees and expenses. On May 1, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of the settlement to the class. A hearing on final approval of the settlement has been scheduled for July 18, 2003.

In February 2002, Nora Lee, filed a complaint in the Circuit Court, Marion County, Indiana, Derivatively on Behalf of Nominal Defendant Brightpoint, Inc., vs. Robert J. Laikin, et. al. and Brightpoint, Inc. as a Nominal Defendant, Cause No. 49C01-0202-CT-000399.The parties previously have filed a stipulation agreeing to stay all proceedings in this derivative action pending a decision on the motions to dismiss the amended complaint in the In Re: Brightpoint, Inc. Securities Litigation action.

On April 30, 2003, a Stipulation of Settlement of this derivative action was filed with the Court. The settlement provides that we acknowledge that we have made certain changes in our corporate governance policies and agree to pay up to $275,000 for plaintiff's attorney's fees and expenses, as may be awarded by the Court. On May 2, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of settlement. A hearing on final approval of the settlement has been scheduled for July 2, 2003.

A complaint was filed on November 23, 2001 against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003, but the decision may not be issued for several months. We dispute these claims and intends to defend vigorously this matter.

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


Item 5. Other Information

Our Audit Committee has approved the provision by our external auditor, Ernst & Young, of the non-audit service of rendering tax advice. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act, as added by
Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

  (a)      Exhibits

           The list of exhibits is hereby incorporated by reference to the
           Exhibit Index on page 42 of this report.

  (b)      Reports on Form 8-K

           During the quarter ended March 31, 2003, we filed a Current Report on Form 8-K for the event dated December 19, 2002 under Item 9 to report that our subsidiary had entered into an amendment to its distribution agreement with Nokia, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Brightpoint, Inc.
                                         -----------------
                                            (Registrant)



Date:    May 14, 2003                    /s/ Frank Terence
     --------------------------          ---------------------------------------
                                         Frank Terence
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)



Date:    May 14, 2003                    /s/ Gregory L. Wiles
     --------------------------          ---------------------------------------
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


Date: May 14, 2003
                                              /s/ Robert J. Laikin
                                              ----------------------------------
                                              Robert J. Laikin
                                              Chairman of the Board and
                                              Chief Executive Officer

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


Date: May 14, 2003
                                              /s/ Frank Terence
                                              ----------------------------------
                                              Frank Terence
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
   10.1        Amendment No. 4 dated March 27, 2003 to the Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment
               Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital
               Corporation

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
