Form 10-Q
period 2003-06-30
BRIGHTPOINT  INC
filed 2003-07-28
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:______________________to_________________________

Commission file number: 0-23494
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes..... No..X..

Number of shares of the registrant's common stock outstanding at July 22, 2003:
8,025,982 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1

                  Consolidated Statements of Operations
                           Three and Six Months Ended June 30, 2003 and 2002............................    3

                  Consolidated Balance Sheets
                           June 30, 2003 and December 31, 2002..........................................    4

                  Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 2003 and 2002......................................    5

                  Notes to Consolidated Financial Statements............................................    6

                  ITEM 2

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................   19

                  ITEM 3

                  Quantitative and Qualitative Disclosures About Market Risk............................   32

                  ITEM 4

                  Controls and Procedures...............................................................   33

PART II.          OTHER INFORMATION

                  ITEM 1

                  Legal Proceedings.....................................................................   34

                  ITEM 6

                  Exhibits..............................................................................   36

                  Reports on Form 8-K...................................................................   36

                  Signatures............................................................................   37

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                          ------------------------------      ------------------------------
                                                              2003              2002              2003              2002
                                                          ------------      ------------      ------------      ------------
Revenue                                                   $    379,406      $    302,521      $    719,596      $    597,628
Cost of revenue                                                357,028           288,067           678,421           566,944
                                                          ------------      ------------      ------------      ------------
Gross profit                                                    22,378            14,454            41,175            30,684

Selling, general and administrative expenses                    16,733            19,348            32,844            37,885
Facility consolidation charge                                      181                 -             4,461                 -
                                                          ------------      ------------      ------------      ------------
Operating income (loss) from continuing operations               5,464            (4,894)            3,870            (7,201)

Net interest expense                                               313             1,659               684             4,141
(Gain) loss on debt extinguishment                                   -           (12,522)              265           (12,522)
Net other expenses                                                 209               548               955               677
                                                          ------------      ------------      ------------      ------------
Income from continuing operations before income taxes            4,942             5,421             1,966               503

Income taxes                                                     1,188             2,986               472             1,365
                                                          ------------      ------------      ------------      ------------
Income (loss) from continuing operations                         3,754             2,435             1,494              (862)

Discontinued operations:
    Gain (loss) from discontinued operations                        64            (8,586)             (209)          (12,870)
    Gain on disposal of discontinued operations                    499               927               184             1,303
                                                          ------------      ------------      ------------      ------------
Total discontinued operations                                      563            (7,659)              (25)          (11,567)

Total income (loss) before cumulative effect of an
    accounting change                                            4,317            (5,224)            1,469           (12,429)

Cumulative effect of a change in accounting principle,
    net of tax                                                       -                 -                 -           (40,748)
                                                          ------------      ------------      ------------      ------------
Net income (loss)                                         $      4,317      $     (5,224)     $      1,469      $    (53,177)
                                                          ============      ============      ============      ============

Basic per share:
    Income (loss) from continuing operations              $       0.47      $       0.30      $       0.18      $      (0.11)
    Discontinued operations                                       0.07             (0.95)             0.00             (1.45)
    Cumulative effect of a change in accounting
       principle, net of tax                                         -                 -                 -             (5.10)
                                                          ------------      ------------      ------------      ------------
    Net income (loss)                                     $       0.54      $      (0.65)     $       0.18      $      (6.66)
                                                          ============      ============      ============      ============

Diluted per share:
    Income (loss) from continuing operations              $       0.45      $       0.30      $       0.18      $      (0.11)
    Discontinued operations                                       0.07             (0.95)                -             (1.45)
    Cumulative effect of a change in accounting
       principle, net of tax                                         -                 -                 -             (5.10)
                                                          ------------      ------------      ------------      ------------
    Net income (loss)                                     $       0.52      $      (0.65)     $       0.18      $      (6.66)
                                                          ============      ============      ============      ============

Weighted average common shares outstanding:
    Basic                                                        8,024             7,990             8,024             7,986
                                                          ============      ============      ============      ============
    Diluted                                                      8,254             7,990             8,235             7,986
                                                          ============      ============      ============      ============

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             JUNE 30,         December 31,
                                                               2003               2002
                                                           ------------      --------------
ASSETS
Current assets:
  Cash and cash equivalents                                $     61,252      $       43,798
  Pledged cash                                                   16,907              14,734
  Accounts receivable (less allowance for doubtful
    accounts of $6,779 and $5,328, respectively)                110,767             111,771
  Inventories                                                   100,960              73,472
  Contract financing receivable                                  11,597              16,960
  Other current assets                                           15,851              12,867
                                                           ------------      --------------
Total current assets                                            317,334             273,602

Property and equipment, net                                      30,684              35,696
Goodwill and other intangibles, net                              17,201              14,153
Other assets                                                     11,696              12,851
                                                           ------------      --------------
Total assets                                               $    376,915      $      336,302
                                                           ============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    179,879      $      129,621
  Accrued expenses                                               44,181              48,816
  Unfunded portion of contract financing receivable              19,156              22,102
  Convertible notes, short-term                                       -              12,017
  Notes payable, other                                               46                  51
                                                           ------------      --------------
Total current liabilities                                       243,262             212,607
                                                           ------------      --------------

Lines of credit                                                  13,418              10,052

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $0.01 par value: 100,000 shares
      authorized; 8,026 and 8,021 issued and
      outstanding in 2003 and 2002, respectively                     80                  80
  Additional paid-in capital                                    214,663             214,624
  Retained earnings (deficit)                                   (87,997)            (89,466)
  Accumulated other comprehensive loss                           (6,511)            (11,595)
                                                           ------------      --------------
Total stockholders' equity                                      120,235             113,643
                                                           ------------      --------------
Total liabilities and stockholders' equity                 $    376,915      $      336,302
                                                           ============      ==============

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30
                                                                                       2003          2002
                                                                                     --------      --------
OPERATING ACTIVITIES
Net income (loss)                                                                    $  1,469      $(53,177)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                      6,618         6,416
     Amortization of debt discount                                                         33         2,571
     Pledged cash requirements                                                         (2,173)         (146)
     Cumulative effect of a change in accounting principle, net of tax                      -        40,748
     Loss (gain) on debt extinguishment                                                   265       (12,522)
     Discontinued operations                                                               25        11,567
     Facility consolidation charge                                                      4,461             -
     Changes in operating assets and liabilities, net of
       effects from acquisitions and divestitures:
           Accounts receivable                                                          9,981        50,247
           Inventories                                                                (23,542)       61,015
           Other operating assets                                                      (1,294)       (4,426)
           Accounts payable and accrued expenses                                       23,284       (59,657)
     Net cash provided (used) by discontinued operations                                   20        (2,279)
                                                                                     --------      --------
Net cash provided by operating activities                                              19,147        40,357

INVESTING ACTIVITIES
Capital expenditures                                                                   (1,865)       (6,486)
Cash effect of divestiture                                                              1,328        (5,941)
Purchase acquisitions, net of cash acquired                                            (1,949)         (282)
Decrease in funded contract financing receivables, net                                  8,369        14,195
Decrease in other assets                                                                  649           379
                                                                                     --------      --------
Net cash provided by investing activities                                               6,532         1,865

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facilities                                  1,417       (21,243)
Repurchase of convertible notes                                                       (11,980)      (15,203)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                               39            89
                                                                                     --------      --------
Net cash used by financing activities                                                 (10,524)      (36,357)

Effect of exchange rate changes on cash and cash
   Equivalents                                                                          2,299           114
                                                                                     --------      --------

Net increase in cash and cash equivalents                                              17,454         5,979
Cash and cash equivalents at beginning of period                                       43,798        58,295
                                                                                     --------      --------

Cash and cash equivalents at end of period                                           $ 61,252      $ 64,274
                                                                                     ========      ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2003 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2003 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2002, except for the adoption of recently issued accounting pronouncements, as disclosed below.

For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

1. Basis of Presentation (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146 during the first half of 2003 based upon its decision to consolidate its call center activities and close its Richmond, California call center. See Note 2 to the Consolidated Financial Statements.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements would be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and classified amounts previously reported as extraordinary gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

1. Basis of Presentation (continued)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2003 and 2002 (amounts in thousands, except per share data):

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                            2003            2002              2003             2002
                                                        -----------------------------     ------------------------------
Income (loss) from continuing operations                $       3,754   $       2,435     $       1,494    $        (862)
Discontinued operations                                           563          (7,659)              (25)         (11,567)
Cumulative effect of a change in accounting
   principle, net of tax                                            -               -                 -          (40,748)
                                                        -----------------------------     ------------------------------
Net income (loss)                                       $       4,317   $      (5,224)    $       1,469    $     (53,177)
                                                        =============================     ==============================

Basic:
   Weighted average shares outstanding                          8,024           7,990             8,024            7,986
                                                        =============================     ==============================

   Per share amount:
   Income (loss) from continuing operations             $        0.47   $        0.30     $        0.18    $       (0.11)
   Discontinued operations                                       0.07           (0.95)                -            (1.45)
   Cumulative effect of a change in accounting
     principle, net of tax                                          -              -                  -            (5.10)
                                                        -----------------------------     ------------------------------
   Net income (loss)                                    $        0.54   $       (0.65)    $        0.18    $       (6.66)
                                                        =============================     ==============================

Diluted:
   Weighted average shares outstanding                          8,024           7,990             8,024            7,986
   Net effect of dilutive stock options,
     based on the treasury stock method
     using average market price                                   230               -               211                -
                                                        -----------------------------     ------------------------------
   Total weighted average shares outstanding                    8,254           7,990             8,235            7,986
                                                        =============================     ==============================

   Per share amount:
   Income (loss) from continuing operations             $        0.45   $        0.30     $        0.18    $       (0.11)
   Discontinued operations                                       0.07           (0.95)                -            (1.45)
   Cumulative effect of a change in accounting
     principle, net of tax                                          -              -                  -            (5.10)
                                                        -----------------------------     ------------------------------
   Net income (loss)                                    $        0.52   $       (0.65)    $        0.18    $       (6.66)
                                                        =============================     ==============================

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

                                                                    Three months ended            Six months ended
                                                                         June 30,                     June 30,
                                                                   2003            2002          2003            2002
                                                               ---------------------------------------------------------
Net income (loss) as reported                                  $      4,317     $   (5,224)  $      1,469    $   (53,177)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                         (291)          (218)          (558)          (435)
                                                               ---------------------------------------------------------
Pro forma net income (loss)                                    $      4,026     $   (5,442)  $        911    $   (53,612)
                                                               =========================================================

Basic earnings per share:
    Net income (loss) as reported                              $       0.54     $    (0.65)          0.18    $     (6.66)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                        (0.04)         (0.03)         (0.07)         (0.05)
                                                               ---------------------------------------------------------
    Pro forma net income (loss)                                $       0.50     $    (0.68)  $       0.11    $     (6.71)
                                                               =========================================================

Diluted earnings per share:
    Net income (loss) as reported                              $       0.52     $    (0.65)  $       0.18    $     (6.66)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                        (0.03)         (0.03)         (0.07)         (0.05)
                                                               ---------------------------------------------------------
    Pro forma net income (loss)                                $       0.49     $    (0.68)  $       0.11    $     (6.71)
                                                               =========================================================

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

1. Basis of Presentation (continued)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                                Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                               2003            2002            2003            2002
                                                            -----------------------------------------------------------
Net income (loss)                                           $    4,317      $   (5,224)     $    1,469      $   (53,177)
Unrealized loss on derivatives                                       -               -               -              (50)
Foreign currency translation amounts                             3,167           1,924           5,084            1,231
                                                            -----------------------------------------------------------
Comprehensive income (loss)                                 $    7,484      $   (3,300)     $    6,553      $   (51,996)
                                                            ===========================================================

2. Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. Through June 30, 2003 the Company recorded a pre-tax charge of $4.5 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.6 million. At June 30, 2003, the Company had $2.9 million of reserves related to the facility consolidation. Total cash outflows relating to the charge were approximately $0.8 million through June 30, 2003.

3. Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144) at the beginning of 2002. In connection with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations, for all periods presented.

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. In April 2003, the Company received an additional $1.3 million in contingent consideration related to the transaction, which is shown as an adjustment to the loss on the transaction within discontinued operations. There are no significant amounts of additional contingent consideration due to the Company pursuant to the Sale and Purchase Agreement with Persequor Limited.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

3. Discontinued Operations (continued)

As of June 30, 2003, the actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary.

Further details of discontinued operations are as follows (in thousands):

                                                           Three months ended                   Six months ended
                                                                June 30,                            June 30,
                                                          2003             2002              2003             2002
                                                     -----------------------------------------------------------------
Revenue                                              $           -    $      39,559      $       287      $     95,582
                                                     =================================================================

 Net operating income (loss)                         $         135    $      (4,760)     $        20      $     (9,243)
 Restructuring Plan gains (losses)                            (900)          (2,899)          (1,373)           (2,324)
 Recovery of contingent receivable                           1,328                -            1,328                 -
                                                     -----------------------------------------------------------------
Total discontinued operations                        $         563    $      (7,659)     $       (25)     $    (11,567)
                                                     =================================================================

At June 30, 2003, the Company had approximately $0.7 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at June 30, 2003 as follows (in millions):

Total current assets                                    $      7.6
Other non-current assets                                       0.1
                                                        ----------
Total assets                                            $      7.7
                                                        ==========

Accounts payable                                        $      0.5
Accrued expenses and other liabilities                         3.3
                                                        ----------
Total liabilities                                       $      3.8
                                                        ==========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

4. Cumulative Effect of a Change in Accounting Principle

As of January 1, 2002, the Company adopted SFAS No. 142. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and performs an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. As a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million during the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three and six months ended June 30, 2002. On October 1, 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At June 30, 2003, these intangibles total $2.0 million, net of accumulated amortization of $1.1 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $0.4 million per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives, which are subject to amortization.

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2003 are as follows (in thousands):

                                                         Europe      Asia-Pacific     TOTAL
                                                       -----------  -------------  -----------
Balance at December 31, 2002                           $    12,778  $        280   $    13,058
Goodwill from acquisitions                                       8           595           603
Effects of foreign currency fluctuation and other            1,518            32         1,550
                                                       -----------  ------------   -----------
Balance at June 30, 2003                               $    14,304  $        907   $    15,211
                                                       ===========  ============   ===========

5. Accounts Receivable Transfers

During the six months ended June 30, 2003 and 2002, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Ireland, Sweden, Australia and Mexico, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable during the six months ended June 30, 2003 and 2002 totaled $124.5 million and $95.0 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $0.8 million and $1.1 million during the six months ended June 30, 2003 and 2002, respectively, and were recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Operations.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

5. Accounts Receivable Transfers (continued)

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or in certain situations the Company may provide a guarantee of its subsidiaries obligations. Pursuant to these arrangements, approximately $28.5 million and $30.1 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at June 30, 2003 and December 31, 2002, respectively.

6. Acquisitions and Divestitures

See Note 3 to the Consolidated Financial Statements for discussions of the Company's divestiture activities during 2002.

During the first quarter of 2003, one of the Company's subsidiaries in France acquired certain net assets of three entities that provide activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $0.6 million in cash. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $0.7 million. Additionally, during the second quarter the Company recorded $0.6 million of goodwill related to certain earn-out arrangements on prior acquisitions.

7. Lines of Credit and Long-term Debt

On July 7, 2003, the Company amended the Credit Agreement between Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other Credit Parties and General Electric Capital Corporation. The amendment provides consent to join Brightpoint Activation Services LLC and to become joinder of the Agreement as other Credit Parties.

In the first quarter of 2003, the Company repurchased 21,803 of the 21,932 zero coupon, subordinated, convertible notes (Convertible Notes) then outstanding. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note), which approximated their accreted value. As of March 31, 2003 the Company had repurchased all but 129 Convertible Notes outstanding with an accreted value of approximately $0.07 million. On April 30, 2003, the Company redeemed all of the remaining Convertible Notes.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

7. Lines of Credit and Long-term Debt (continued)

At June 30, 2003 and December 31, 2002, there were no amounts outstanding under the Credit Agreement and available funding, net of the applicable required availability minimum at June 30, 2003 and December 31, 2002, was $28.1 million and $29.5 million, respectively.

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia. At June 30, 2003 and December 31, 2002, there was $13.4 million and $10.1 million outstanding, respectively, under the Facility at an interest rate of approximately 7.7% at June 30, 2003 and 7.8% at December 31, 2002. At June 30, 2003 there was approximately $14.4 million of unused availability under the Facility.

Another of the Company's subsidiaries, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.9 million U.S. Dollars at June 30, 2003) and bears interest at 3.75%. The facility is supported by a guarantee provided by the Company and a mortgage on Brightpoint Sweden AB's assets. At June 30, 2003 and December 31, 2002, there were no amounts outstanding under this facility.

At June 30, 2003 and December 31, 2002, the Company was in compliance with the covenants in its credit agreements.

Cash-secured letters of credits of approximately $16.9 million supporting the Company's Brightpoint Asia Limited and Brightpoint Philippines operations were issued by financial institutions on behalf of the Company and are outstanding at June 30, 2003. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

8. Operating Segments

The Company operates in markets worldwide and has three operating segments. These operating segments represent the Company's three divisions: the Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of integrated logistics services. The divisions are managed separately because of the geographic locations in which they operate.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. A summary of the Company's operations by segment is presented below (in thousands):

                                            2003                              2002
                                  -------------------------        --------------------------
                                                  OPERATING                         Operating
                                  REVENUES          INCOME         Revenues           Income
                                    FROM         (LOSS)FROM          from          (Loss)from
                                  EXTERNAL       CONTINUING        External        Continuing
                                  CUSTOMERS      OPERATIONS        Customers       Operations
                                  ---------       ---------        ---------        ---------
THREE MONTHS ENDED JUNE 30:
The Americas(1)                   $ 100,828       $   1,979        $ 122,758        $  (4,900)
Asia-Pacific                        203,319           3,409          119,788            1,371
Europe                               75,259              76           59,975           (1,365)
                                  ---------       ---------        ---------        ---------
                                  $ 379,406       $   5,464        $ 302,521        $  (4,894)
                                  =========       =========        =========        =========

SIX MONTHS ENDED JUNE 30:
The Americas(1)                   $ 195,655       $  (1,527)       $ 254,384        $  (5,400)
Asia-Pacific                        379,724           5,064          231,496            2,502
Europe                              144,217             333          111,748           (4,303)
                                  ---------       ---------        ---------        ---------
                                  $ 719,596       $   3,870        $ 597,628        $  (7,201)
                                  =========       =========        =========        =========

                                   JUNE 30,      December 31,
TOTAL SEGMENT ASSETS:                2003           2002
                                  -----------   -------------
The Americas(2)(3)                $ 159,815       $ 173,371
Asia-Pacific(3)                     136,904          84,920
Europe(3)                            80,196          78,011
                                  ---------       ---------
                                  $ 376,915       $ 336,302
                                  =========       =========

(1) Includes $4.5 million facility consolidation charge for the six months ended June 30, 2003, which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.6 million.

(2)  Includes assets of the Company's corporate operations.

(3) Includes assets held for sale or disposal of discontinued operations at June 30, 2003.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

9. Contingencies and Legal Proceedings

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

On April 29, 2003, the parties to the litigation entered into a Stipulation of Settlement. The settlement provides for the Company's insurer, under the Company's directors and officers liability policy, to pay $5,050,000. These funds will be used to make distributions to members of the class who timely file a proof of claim, and to pay plaintiff's attorney's fees and expenses.

On May 1, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of the settlement to the class. On July 18, 2003, the Court issued an order and judgment approving the settlement and dismissing the action.

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

On April 30, 2003, a Stipulation of Settlement of this derivative action was filed with the Court. The settlement provides that the Company acknowledges it has made certain changes in its corporate governance policies and agrees to pay up to $275,000 for plaintiff's attorney's fees and expenses, as may be awarded by the Court. On May 2, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of settlement. On July 2, 2003, the Court held a hearing for final approval of the settlement, and issued an order approving the settlement and dismissing the action. It also awarded plaintiff's attorneys' fees and expenses in the amount of $275,000, which were expensed in the first quarter of 2003.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

9. Contingencies and Legal Proceedings (continued)

A complaint was filed against the Company on November 25, 2002 in the United States District Court for the Southern District of Indiana, entitled Chanin Capital Partners LLC v. Brightpoint, Inc., Cause No. CV-1834-JDT. The plaintiff claims the Company breached a services contract with defendant under which the plaintiff alleges it was entitled to receive both a monthly advisory fee of $125,000 and an additional fee, due under certain specified circumstances, of $1.5 million less the amount of any previously-paid monthly advisory fees. The plaintiff seeks compensatory damages in an amount including, but not limited to $1.5 million, less advisory fees paid and payable, plus un-reimbursed reasonable expenses, applicable pre-judgment and post-judgment statutory interest, and reasonable costs of the action. In addition, the plaintiff claims that it is entitled to recover $125,000 for a monthly advisory fee on a theory of account stated. The Company disputes these claims and intends to defend this matter vigorously.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

9. Contingencies and Legal Proceedings (continued)

On April 30, 2003, the Company and certain other parties, including certain of the Company's officers and directors, entered into a Release Agreement with the Company's insurance carrier relating to claims made by the Company under its directors and officers insurance policy to recover costs incurred by the Company, including reimbursement for costs and expenses of certain of the Company's current and former officers and directors, relating to the shareholder litigation and investigative matters described above. Pursuant to the Release Agreement the Company received $1.175 million in cash and agreed, among other things, not to pursue certain claims. The settlement amount of $1.175 million was recorded in the Consolidated Statement of Operations in the second quarter of 2003.

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

RESULTS OF OPERATIONS

Revenue

Revenue by Division (in thousands):

                                     Three Months Ended
                -----------------------------------------------------------------   Change from   Change from
                JUNE 30,   PERCENT   June 30,   Percent     March 31,    Percent     Q2 2002 to   Q1 2003 to
                  2003     OF TOTAL   2002      of Total      2003       of Total     Q2 2003       Q2 2003
                ---------------------------------------------------------------------------------------------
The Americas    $100,828      27%    $122,758      41%      $ 94,827        28%        (18%)           6%
Asia-Pacific     203,319      53%     119,788      39%       176,405        52%         70%           15%
Europe            75,259      20%      59,975      20%        68,958        20%         25%            9%
                ---------------------------------------------------------------------------------------------
        Total   $379,406     100%    $302,521     100%      $340,190       100%         25%           12%
                =============================================================================================

Revenue was $379 million, an increase of 25% from $302 million in the second quarter of 2002. The increase in revenue was primarily attributable to strong market demand for our products in the Asia-Pacific region and the strengthening of foreign currencies against the U.S. dollar, which accounted for approximately 8 percentage points of the increase in revenue. These increases were offset by a decline in revenues in the Americas Division due to a sales mix shift from product distribution revenue to fee-based logistics services revenue, a general decline in the volume of accessory units handled and a decline of approximately 3% in the average selling prices of wireless devices. Total wireless devices handled by the Company were approximately 4.1 million, an increase of 11% from approximately 3.7 million wireless devices handled in the second quarter of 2002. As compared to the first quarter of 2003, revenue increased by 12% from $340 million primarily due to increased demand in our Asia-Pacific and Americas Divisions coupled with the strengthening of foreign currencies against the U.S. dollar, which accounted for 3 percentage points of the increase in revenue. The Americas Division handled 4% more wireless devices than in the first quarter of 2003 and experienced a sales mix shift from fee-based logistics services to product distribution revenue, which contributed to the Company's 12% increase in revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Despite a slow start in the Asia-Pacific Division in the second quarter attributable to the effect of Severe Acute Respiratory Syndrome (SARS), demand recovered in the second half of the quarter and all markets in the Asia-Pacific Division experienced revenue growth. The Americas Division increased revenues and wireless devices handled from the first quarter of 2003 by 6% and 4%, respectively. Total wireless devices handled by the Company in the second quarter increased by 5% from the first quarter of 2003.

                                                  Six Months Ended
                      ------------------------------------------------------------
                      JUNE 30,       PERCENT OF           June 30,      Percent of
                        2003            TOTAL               2002           Total            Change
                      ----------------------------------------------------------------------------
The Americas          $195,655          27%               $254,384         43%               (23%)
Asia-Pacific           379,724          53%                231,496         39%                64%
Europe                 144,217          20%                111,748         18%                29%
                      ----------------------------------------------------------------------------
        Total         $719,596         100%               $597,628        100%                20%
                      ============================================================================

Revenue for the first half of 2003 increased by 20% compared to the comparable prior period due to strong market demand for our products in the Asia-Pacific region and the strengthening of foreign currencies against the U.S. dollar, particularly in the European region. These increases were offset by a decline in revenues in the Americas Division due to a sales mix shift from product distribution revenue to fee-based logistics services revenue, the lack of availability of certain CDMA-based wireless devices, a general decline in the volume of accessory units handled and the loss of customers due to industry consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Revenue by Service Line (in thousands):

                                                       Three Months Ended
                              -------------------------------------------------------------------  Change from    Change from
                              JUNE 30,   PERCENT    June 30,    Percent     March 31,    Percent    Q2 2002 to     Q1 2003 to
                                2003     OF TOTAL     2002      of Total      2003       of Total     Q2 2003       Q2 2003
                              -----------------------------------------------------------------------------------------------
Sales of wireless devices     $305,419     80%      $239,540       79%      $271,713        80%        28%             12%
Accessory programs              18,871      5%        24,326        8%        16,476         5%       (22%)            15%
Integrated logistics
services                        55,116     15%        38,655       13%        52,001        15%        43%              6%
                              -----------------------------------------------------------------------------------------------
        Total                 $379,406    100%      $302,521      100%      $340,190       100%        25%             12%
                              ===============================================================================================

Compared to the second quarter of 2002, we experienced an increase in revenue from wireless device sales in the second quarter of 2003 due primarily to increased volumes in the Asia-Pacific division partially offset by decreased wireless device distribution volumes in the Americas division due the factors affecting divisional revenue discussed previously. When compared to the first quarter of 2003, revenues from wireless device sales increased due to increased demand in our Asia-Pacific and Americas Divisions coupled with the strengthening of foreign currencies against the US dollar discussed previously. Compared to the second quarter of 2002, we experienced decreased revenue from accessory programs during the second quarter of 2003, particularly in the Americas division, which experienced a sales mix shift from accessory program revenue to integrated logistics services. Additionally, many wireless devices now include accessories bundled with the product that would have previously been sold separately. This has diminished overall demand for our accessory programs. Also, technological advancements in wireless devices, including extended battery life, have reduced overall demand for certain accessory products. When compared to the first quarter of 2003, accessory sales increased by 15% primarily attributable to camera wireless device sales in our Europe Division. When compared to the second quarter of 2002 and the first quarter of 2003, the increase in integrated logistics services revenues reflects increased revenue from our services related to prepaid wireless airtime in Sweden and Norway and the addition of new logistics services customers in the United States.

                                                      SIX MONTHS ENDED
                                --------------------------------------------------------------
                                JUNE 30,         PERCENT OF        June 30,         Percent of
                                 2003              TOTAL             2002             Total          Change
                                ---------------------------------------------------------------------------
Sales of wireless devices       $577,131            80%           $466,637              78%             24%
Accessory programs                35,347             5%             54,768               9%            (35%)
Integrated logistics services    107,118            15%             76,223              13%             41%
                                ---------------------------------------------------------------------------
        Total                   $719,596           100%           $597,628             100%             20%
                                ===========================================================================

Revenues from wireless device sales increased in the first half of the year when compared to the prior year due to increased demand in our Asia-Pacific Division offset by a sales-mix shift from product distribution revenue to fee-based logistics services in our Americas division during 2003, as discussed previously. The decrease in accessory program revenue in the first six months of 2003 when compared to the first six months of 2002 was primarily in the Americas division, which experienced a sales mix shift from accessory program revenue to integrated logistics services. Additionally, many wireless devices now include accessories bundled with the product that would have previously been sold separately. This has diminished overall demand for our accessory programs. Logistics services revenue in the first six months increased when compared to the first six months of 2002 primarily reflecting increased revenue from our services related to prepaid wireless airtime in Sweden and Norway and the addition of new logistics services customers in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

                          Three Months Ended                  Six Months Ended                    Percent Change
                  -------------------------------------  ------------------------  -----------------------------------------
                  JUNE 30,       June 30,     March 31,      June 30,   June 30,      Q2 2002 to   Q1 2003 to    YTD 2002 to
(In thousands)      2003           2002         2003           2003       2002          Q2 2003      Q2 2003      YTD 2003
----------------------------------------------------------------------------------------------------------------------------
Gross profit      $ 22,378       $ 14,454     $ 18,797       $ 41,175    $ 30,684         55%          19%            34%
Gross margin           5.9%           4.8%         5.5%           5.7%        5.1%          -           -              -
----------------------------------------------------------------------------------------------------------------------------

Gross profit for the second quarter of 2003, increased 55% when compared to the second quarter of 2002 and increased 19% when compared to the first quarter of 2003. Gross margin was 5.9% for the first quarter of 2003, as compared to 4.8% for the second quarter of 2002, and compared to gross margins of 5.5% for the first quarter of 2003. The increase is primarily the result of improved gross margin performance in the Americas and Europe Divisions, which in the second quarter of 2002 experienced inventory related charges and general pricing pressure. The Asia-Pacific Division experienced a decline in gross margin in comparison to the second quarter in 2002, due to pricing action taken to reduce excess inventory levels caused by weakened demand earlier in the second quarter of 2003, due to SARS and a reduction in supplier incentives. The improvement in gross margin for the Company from the first quarter is primarily due to the earning of supplier incentives through higher volume purchases and sell-through and early payments of supplier invoices. We accrue manufacturer incentives and rebates based on the terms of the specific vendor program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Actual rebates may vary based on volume, other sales achievement levels or negotiations with the vendor, which could result in an increase or reduction in the estimated amounts previously accrued. For the six months ended June 30, 2003, the increase in both gross profit and gross margin when compared to the six months ended June 30, 2002 were due to the improvement in margins in the Americas Division as set forth above, prior year inventory write-downs in Germany, and earning supplier incentives through higher volume purchases and sell-through and early payments of supplier invoices.

Selling, General and Administrative Expenses

                                  Three Months Ended              Six Months Ended                  Percent Change
                            ---------------------------------  -----------------------  --------------------------------------
                              JUNE 30,   June 30,   March 31,     June 30,   June 30,     Q2 2002 to  Q1 2003 to   YTD 2002 to
(In thousands)                  2003       2002       2003          2003       2002         Q2 2003     Q2 2003      YTD 2003
------------------------------------------------------------------------------------------------------------------------------
Selling, general and         $ 16,733   $ 19,348    $ 16,111      $ 32,844   $ 37,885        (14%)         4%          (13%)
   administrative expenses
As a percent of revenue           4.4%       6.4%        4.7%          4.6%       6.3%         -           -             -
------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses were $16.7 million, a decrease of 14% from $19.3 million in the second quarter of 2002. As a percentage of revenue, SG&A expenses were 4.4% compared to 6.4% in the second quarter of 2002, with the improvement attributable to the increase in revenue and an improvement in SG&A expenses in absolute dollars. The improvement in SG&A expenses in absolute dollars is the result of cost reduction efforts made in 2002 and the benefit of a $900 thousand legal expense recovery. Additionally, in the second quarter of 2002, SG&A expenses included $1.5 million in employee severance costs. As compared to the first quarter of 2003, SG&A expenses increased by 4%, or $622 thousand. This is due to the growth in revenue and profitability which has increased certain variable costs such as compensation and bad debt expense, and expenses relating to the recently launched India operations, partially offset by the $900 thousand legal expense recovery discussed above. For the six

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses (continued)

months ended June 30, 2003, SG&A expenses declined by 13% from the comparable prior period. The reduction is primarily attributable to cost reduction efforts taken in 2002, the benefit of the $900 thousand legal expense recovery set forth above, and a general reduction in legal fees. In addition, SG&A expenses the first half of 2002 included $1.5 million in employee severance costs.

Facility Consolidation Charge

On February 19, 2003, we announced that we would consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. In the first quarter of 2003, we recorded a pre-tax charge of $4.3 million ($3.2 million, net of tax) relating to the facility consolidation which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.4 million. In the second quarter of 2003, an additional charge of $181 thousand ($137 net of tax) was incurred. The total charge for the six months ended June 30, 2003 was $4.5 million ($3.4 net of tax). See Note 2 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss) from Continuing Operations

                                            Three Months Ended                Six Months Ended
                                   ----------------------------------       --------------------
                                   JUNE 30,     June 30,    March 31,       June 30,    June 30,
(In thousands)                       2003         2002        2003            2003        2002
-----------------------------------------------------------------------------------------------
Operating income (loss) from
   continuing operations           $ 5,464      $ (4,894)   $ (1,594)       $ 3,870    $ (7,201)
As a percent of revenue                1.4%         (1.6%)      (0.5%)          0.5%       (1.2%)
-----------------------------------------------------------------------------------------------

Operating income from continuing operations (including the facility consolidation charge) for the second quarter of 2003 was $5.5 million, an improvement of $10.4 million from the second quarter of 2002 and an increase of $7.1 million from the first quarter of 2003. The operating income (loss) from continuing operations for the six months ended June 30, 2003 as compared to the same period of 2002, increased by $11.1 million. This increase is caused by the increase in revenue, the increase in gross margin and the decrease in selling, general and administrative expenses as a percent of revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Income (Loss) from Continuing Operations

                                            Three Months Ended               Six Months Ended
                                   -----------------------------------     ----------------------
                                   JUNE 30,      June 30,    March 31,     June 30,      June 30,
(In thousands)                       2003          2002        2003          2003          2002
-------------------------------------------------------------------------------------------------
Income (loss) from continuing      $ 3,754       $ 2,435     $ (2,260)      $ 1,494      $ (862)
   operations
As a percent of revenue                1.0%          0.8%        (0.7%)         0.2%       (0.1%)
-------------------------------------------------------------------------------------------------

Income (loss) from continuing operations for each period presented was primarily attributable to the factors discussed above in the analyses of revenue, gross margin, SG&A and the facility consolidation charge. In addition, net interest expense for the second quarter of 2003 decreased $1.3 million from the second quarter of 2002 and was relatively flat to the first quarter of 2003. Net interest expense decreased $3.5 million in the first half of 2003 compared to the first half of 2002. These reductions are the direct result of the Convertible Note repurchases discussed above and the reduction of other debt. Net other expenses for the second quarter of 2003 were $0.2 million, a decrease of $0.3 million from the second quarter of 2002 and a decrease of $0.5 million from the first quarter of 2003. The decrease is due in part to our recovery of $0.3 million in connection with the settlement of the shareholder derivative lawsuit. For the first six months of 2003, net other expense was $1.0 million, relatively flat compared to $0.7 million in the first half of 2002. Income from continuing operations per diluted share was $0.45 for the second quarter of 2003 compared to a $0.30 in the second quarter of 2002 and a loss from continuing operations per diluted share of $0.28 in the first quarter of 2003. For the six months ended June 30, 2003 and 2002 income (loss) from continuing operations per diluted share was $0.18 and $(0.11), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Pro Forma Income (Loss) from Continuing Operations

In addition to the GAAP results provided throughout this document, the Company has provided non-GAAP measurements, which present operating results on a pro forma basis excluding certain specified items. Details of the excluded items are presented in the table below. The non-GAAP measures do not replace the presentation of the Company's GAAP financial results. The Company has provided this supplemental non-GAAP information because it provides meaningful comparisons of the Company's continuing operations for the periods presented in this document. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. The Company believes that this presentation of non-GAAP measurements provides useful information to management and investors regarding certain additional financial and business trends relating to its financial condition and results of operations. In particular, we believe that pro forma operating income from continuing operations before depreciation and amortization is a useful measure of our ability to grow our revenue faster than our cash operating expenses. Pro forma operating income from continuing operations before depreciation and amortization excludes expenses associated with our capital investments, outstanding borrowings, and income taxes, which management also considers when evaluating the profitability of our operations. However, management evaluates capital investments through its effect on free cash flows. In addition, management uses these measures for reviewing the financial results of the Company and budget planning purposes.

                                                                      Three Months Ended                   Six Months Ended
                                                                 -----------------------------      -------------------------------
                                                                    June 30,        June 30,           June 30,          June 30,
                                                                      2003            2002               2003              2002
                                                                 -------------   --------------------------------------------------
Operating income (loss) from continuing operations - GAAP
    presentation                                                 $       5,464   $      (4,894)      $      3,870     $      (7,201)
 Facility consolidation charge                                             181               -              4,461                 -
                                                                 -------------   --------------------------------------------------
     Operating income (loss) from continuing operations - Pro
     Forma presentation                                          $       5,645   $      (4,894)      $      8,331     $      (7,201)
                                                                 =============   ==================================================

Income (loss) from continuing operations - GAAP presentation     $       3,754   $       2,435       $      1,494     $        (862)
Facility consolidation charge, net of tax                                  137               -              3,368                 -
(Gain) loss on debt extinguishment, net of tax                               -          (7,513)               158            (7,513)
                                                                 -------------   --------------------------------------------------
     Income (loss) from continuing operations - Pro Forma
     presentation                                                $       3,891   $      (5,078)      $      5,020     $      (8,375)
                                                                 =============   ==================================================

Per Share Amounts (diluted):

Income (loss) from continuing operations - GAAP presentation     $        0.45   $        0.30       $       0.18     $       (0.11)
Facility consolidation charge, net of tax                                 0.02               -               0.41                 -
(Gain) loss on debt extinguishment, net of tax                               -           (0.94)              0.02             (0.94)
                                                                 -------------   --------------------------------------------------
     Income (loss) from continuing operations - Pro Forma
     presentation                                                $        0.47   $       (0.64)      $       0.61     $       (1.05)
                                                                 =============   ==================================================

Other Amounts:

Operating income (loss) from continuing operations - GAAP
    presentation                                                 $       5,464   $      (4,894)      $      3,870     $      (7,201)
Facility consolidation charge                                              181               -              4,461                 -
Depreciation and amortization                                            3,231           2,782              6,618             6,416
                                                                 -------------   --------------------------------------------------
      Pro forma operating income from continuing operations
      before depreciation and amortization                       $       8,876   $      (2,112)      $     14,949     $        (785)
                                                                 =============   ==================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discontinued Operations

During 2002, we took action to better position ourselves for long-term and more consistent success by divesting or closing operations in which potential returns were not likely to generate an acceptable return on invested capital. The action included; i) the sale, through certain of our subsidiaries, of our interests in Brightpoint China Limited to Chinatron, ii) the sale, through certain of our subsidiaries, of our interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, iii) the sale, through certain of our subsidiaries, of certain operating assets of Brightpoint de Mexico. S.A. de C.V and our respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V, iv) closure of our Miami sales office and v) the continued execution of our 2001 Restructuring Plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Losses incurred in the second quarter 2002, resulting from the above actions totaled $7.7 million ($0.95 per share). Net gains totaled $0.6 million ($0.07 per share) in the second quarter of 2003, primarily due to the receipt of $1.3 million in contingent consideration relating to the divestiture of the Company's Middle East operations in the third quarter of 2002 offset by unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. See Note 3 to the Consolidated Financial Statements for further discussion.

Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2002, we completed the goodwill and other intangible asset impairment testing required by the adoption of SFAS 142. Consequently, we recorded in the first quarter of 2002 an impairment charge totaling $40.7 million relating to this change in accounting principle. Approximately $8.5 million of this charge related to the sale of Brightpoint China Limited to Chinatron Group Holdings Limited which was previously classified in discontinued operations in our June 30, 2002 financial statements and has now been reclassified to the cumulative effect of an accounting change as a part of the adoption of SFAS 142. See Note 4 to the Consolidated Financial Statements for further discussion.

Net Income (Loss)

As a result of the factors, charges and gains discussed above, our net income for the three months ending June 30, 2003 was $4.3 million compared to a net loss of $5.2 million for the three months ending June 30, 2002. Our net income for the six months ending June 30, 2003 was $1.5 million compared to a net loss of $53.2 million for the six months ending June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                                            June 30, 2003            December 31, 2002
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents (includes pledged cash)                            $ 78,159                   $ 58,532
Working capital                                                              $ 74,072                   $ 60,995
Current ratio                                                                1.30 : 1                   1.29 : 1
--------------------------------------------------------------------------------------------------------------------

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital at June 30, 2003 compared to December 31, 2002 is comprised primarily of the effect of increased inventory levels and favorable vendor payment terms. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

Net cash provided by operating activities was $19.1 million for the six months ending June 30, 2003, as compared to cash provided by operating activities of $40.4 million in the six months ending June 30, 2002. The decrease in 2003 was primarily the result of increased revenues resulting in a larger investment in working capital. Average days sales outstanding in accounts receivable were approximately 24 days at June 30, 2003, compared to approximately 28 days at December 31, 2002 and approximately 34 days at June 30, 2002. Average days inventory on-hand were 28 days at June 30, 2003, compared to approximately 22 days at December 31, 2002 and 24 days at June 30, 2002. Average days of accounts payable outstanding were approximately 48 days at June 30, 2003, compared to approximately 39 days at December 31, 2002 and approximately 42 days at June 30, 2002. These changes combined to create a decrease in cash conversion cycle days to 4 days at June 30, 2003 from 11 days at December 31, 2002. This reduction was primarily the result of the extension of vendor payment terms and payments and our efforts to reduce accounts receivable. A cash conversion cycle of 4 days may not be sustainable. Details of our methodology for calculating cash conversion cycle days are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Unrestricted cash and cash equivalents at June 30, 2003 increased by approximately $17.4 million when compared to December 31, 2002 and pledged cash increased by approximately $2.2 million at June 30, 2003 when compared to December 31, 2002. The increase in unrestricted cash is primarily the result of cash generated from operating activities. In the ordinary course of business, the Company may receive large customer payments, at any given time, and may make large supplier payments, at any given time. The timing of these types of payments, in conjunction with the timing of certain operating expenses, such as monthly real estate lease payments and payroll disbursements, can cause our cash balance to fluctuate throughout the quarter. The increase in pledged cash is primarily the result of additional certain cash-secured letters of credit in the Asia-Pacific Division.

The slight reduction in accounts receivable during the six months ended June 30, 2003 was attributable to the successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations in Ireland, Sweden, and France. These transactions qualify as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received from the sales of accounts receivable during six months ended June 30, 2003 and 2002 totaled $124.5 million and $95.0 million, respectively. Additionally, in exchange for payment of accounts receivable we accepted a note receivable from a customer totaling approximately $3.3 million, due in December 2003. This note receivable is included in other current assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interests or servicing liabilities related to accounts receivable that we have sold, although, we may be required to repurchase certain accounts receivable in certain circumstances including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or in certain situations a guarantee of our subsidiaries obligations may be given by us. Pursuant to these arrangements, approximately $28.5 million and $30.1 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at June 30, 2003 and December 31, 2002, respectively. For more information on our accounts receivable transfers, see
Note 5 to the Consolidated Financial Statements. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

At June 30, 2003, our allowance for doubtful accounts was $6.8 million compared to $5.3 million at December 31, 2002, which we believe was adequate for the size and nature of our receivables at those dates. Bad debt expense as a percent of revenues was less than 1.0% for the six months ending June 30, 2003. However, we have incurred significant accounts receivable impairments in connection with our 1999 and 2001 restructuring plans because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables. Also, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry and delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We believe that during 2001 and 2002 many participants in the wireless telecommunications and data industry, including certain of our customers, experienced operating results that were below previous expectations, decreases in overall credit ratings and increasing costs to obtain capital. We believe this trend may continue into 2003 and could have an adverse effect on our financial position and results of operations. We intend to offer open account terms to additional customers, which subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increase in inventories and corresponding increase in days inventory on-hand during the six months ended June 30, 2003 are due primarily to an increase in June 30, 2003 inventory levels in our Asia-Pacific region. With regards to inventory levels in the United States, in December of 2002, we entered into an amendment to our distribution agreement with a significant vendor in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a just-in-time inventory arrangement that has allowed us to reduce the amount of inventories. This arrangement has expired and could impact our inventory levels and liquidity.

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables decreased to $11.6 million at June 30, 2003 from $17.0 million at December 31, 2002. In addition, we have vendor payables of $19.2 million and $22.1 million at June 30, 2003 and December 31, 2002, respectively that represent the unfunded portion of these contract financing receivables. The disproportionate change in unfunded contract financing receivables to contract financing receivables is related to temporary timing differences of cash payments for certain contract financing of inventory purchases. These receivables included $2.2 million and $5.8 million of wireless products located at our facilities at June 30, 2003 and December 31, 2002 respectively. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements. See Note 6 to the Consolidated Financial Statements.

The increase in accounts payable at June 30, 2003 when compared to December 31, 2002 is due primarily to increased vendor payables in our Asia-Pacific division relating to certain inventory purchases in connection with the launch of our India operations. We rely on our suppliers to provide trade credit financing and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

At June 30, 2003, net property and equipment decreased from December 31, 2002, due primarily to depreciation expense and the write-off of certain fixed assets in connection with the consolidation of our Richmond, California call center to our facility in Plainfield, Indiana as discussed previously. Capital expenditures totaled $1.9 million for the six months ended June 30, 2003 as compared to $6.5 million in the six months ended June 30, 2002.

The slight increase in goodwill and other intangibles at June 30, 2003 as compared to December 31, 2002 is primarily the result of certain small purchase acquisitions in France during the first quarter of 2003 and the effects of the translation of foreign currency denominated goodwill and other intangibles as foreign currencies strengthened against the U.S. dollar during the six months ended June 30, 2003. See Note 7 to the Consolidated Financial Statements for further discussion regarding our acquisition activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by investing activities for the six months ending June 30, 2003 was $6.5 million compared to net cash provided by investing activities of $1.9 in the same period of 2002. The increase is due primarily to the reduction capital expenditures.

On July 7, 2003, the Company amended the Credit Agreement between Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other Credit Parties and General Electric Capital Corporation. The amendment provides consent to join Brightpoint Activation Services LLC and to become joiner of the Agreement as other Credit Parties.

In the first quarter of 2003, the Company repurchased 21,803 of the 21,932 zero coupon, subordinated, convertible notes (Convertible Notes) then outstanding. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note), which approximated their accreted value. As of March 31, 2003 the Company had repurchased all but 129 Convertible Notes outstanding with an accreted value of approximately $0.07 million. On April 30, 2003, the Company redeemed all of the remaining Convertible Notes.

At June 30, 2003 and December 31, 2002, there were no amounts outstanding under the Revolver and available funding, net of the applicable required availability minimum at June 30, 2003 and December 31, 2002, was $28.1 million and $29.5 million, respectively.

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia. At June 30, 2003 and December 31, 2002, there was $13.4 million and $10.1 million outstanding, respectively, under the Facility at an interest rate of approximately 7.7% at June 30, 2003 and 7.8% at December 31, 2002. At June 30, 2003 there was approximately $14.4 million of unused availability under the Facility.

Another of the Company's subsidiaries, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.9 million U.S. Dollars at June 30, 2003) and bears interest at 3.75%. The facility is supported by a guarantee provided by the Company and a mortgage on Brightpoint Sweden AB's assets. At June 30, 2003 and December 31, 2002, there were no amounts outstanding under this facility.

At June 30, 2003 and December 31, 2002, the Company was in compliance with the covenants in its credit agreements.

Cash-secured letters of credits of approximately $16.9 million supporting the Company's Brightpoint Asia Limited and Brightpoint Philippines operations were issued by financial institutions on behalf of the Company and are outstanding at June 30, 2003. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

Net cash used by financing activities during the six months ending June 30, 2003 decreased compared to the same period in 2002 as a result of reduced debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

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

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146 during the first half of 2003 based upon its decision to consolidate its call center activities and close its Richmond, California call center. See Note 2 to the Consolidated Financial Statements.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements would be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and classified amounts previously reported as extraordinary gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the three months ended June 30, 2003, would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at June 30, 2003.

A portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening or weakening of the U.S. Dollar) in all exchange rates would not have had a material impact on our results of operations for June 30, 2003. At June 30, 2003, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

On April 29, 2003, the parties to the litigation entered into a Stipulation of Settlement. The settlement provides for the Company's insurer, under the Company's directors and officers liability policy, to pay $5,050,000. These funds will be used to make distributions to members of the class who timely file a proof of claim, and to pay plaintiff's attorney's fees and expenses.

On May 1, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of the settlement to the class. On July 18, 2003, the Court issued an order and judgment approving the settlement and dismissing the action.

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

On April 30, 2003, a Stipulation of Settlement of this derivative action was filed with the Court. The settlement provides that the Company acknowledges it has made certain changes in its corporate governance policies and agrees to pay up to $275,000 for plaintiff's attorney's fees and expenses, as may be awarded by the Court. On May 2, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of settlement. On July 2, 2003, the Court held a hearing for final approval of the settlement, and issued an order approving the settlement and dismissing the action. It also awarded plaintiff's attorneys' fees and expenses in the amount of $275,000, which.was recorded in the Consolidated Statement of Operations in the first quarter of 2003. This amount was recovered in the second quarter of 2003.

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

PART II. OTHER INFORMATION

A complaint was filed against the Company on November 25, 2002 in the United States District Court for the Southern District of Indiana, entitled Chanin Capital Partners LLC v. Brightpoint, Inc., Cause No. CV-1834-JDT. The plaintiff claims the Company breached a services contract with defendant under which the plaintiff alleges it was entitled to receive both a monthly advisory fee of $125,000 and an additional fee, due under certain specified circumstances, of $1.5 million less the amount of any previously-paid monthly advisory fees. The plaintiff seeks compensatory damages in an amount including, but not limited to $1.5 million, less advisory fees paid and payable, plus un-reimbursed reasonable expenses, applicable pre-judgment and post-judgment statutory interest, and reasonable costs of the action. In addition, the plaintiff claims that it is entitled to recover $125,000 for a monthly advisory fee on a theory of account stated. The Company disputes these claims and intends to defend this matter vigorously.

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

On April 30, 2003, the Company and certain other parties, including certain of the Company's officers and directors, entered into a Release Agreement with the Company's insurance carrier relating to claims made by the Company under its directors and officers insurance policy to recover costs incurred by the Company, including reimbursement for costs and expenses of certain of the Company's current and former officers and directors, relating to the shareholder litigation and investigative matters described in Note 9 to the Consolidated Financial Statements. Pursuant to the Release Agreement the Company received $1.175 million in cash and agreed, among other things, not to pursue certain claims. The settlement amount of $1.175 million was recorded in the Consolidated Statement of Operations in the second quarter of 2003.

PART II. OTHER INFORMATION

Item 6.  Exhibits

    (a)  Exhibits

         The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 38 of this report.

    (b)  Reports on Form 8-K

         (i) On May 1, 2003 we furnished a Form 8-K in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition" of Form 8-K and is being presented under Item 9 "Regulation FD Disclosure" pursuant to the interim guidance of the Securities and Exchange Commission for the first quarter results.

         (ii) On April 30, 2003, we furnished a Form 8-K under Item 9 "Regulation FD Disclosure". In the Release the Company reported its settlement of both the In re Brightpoint, Inc. Securities Litigation class action and the Nora Lee derivative action.

         (iii) On April 3, 2003, we furnished a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure". The Company confirmed that it currently has no intentions to pursue a secondary offering or placement of its securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Brightpoint, Inc.
                                      -----------------
                                        (Registrant)

Date: July 28, 2003                   /s/ Frank Terence
                                      ---------------------------------------

                                      Frank Terence
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)

Date: July 28, 2003                   /s/ Lisa M. Kelley
                                      ---------------------------------------

                                      Lisa M. Kelley
                                      Sr. Vice President,
                                      Chief Accounting Officer and Corporate
                                      Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                                                     Description
-----------                                                     -----------
10.39                   Amendment No. 5 dated July 7, 2003 to Credit Agreement among Brightpoint North
                        America L.P., and Wireless Fulfillment Services LLC,, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation

99.1                    Cautionary Statements

99.2                    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
                        Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002+

99.3                    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
                        Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002+

99.4                    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002++

99.5                    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002++

+ Filed under EDGAR Exhibit no. 99 in lieu of the Exhibit no. 31 designation specified in Item 601 of Regulation S-K

++ Filed under Edgar Exhibit no. 99 in lieu of the Exhibit no. 32 designation specified in Item 601 of Regulation S-K