Form 10-Q
period 2003-09-30
BRIGHTPOINT  INC
filed 2003-10-30
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 2003
                               -------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to
                               ---------------------    ----------------------

Commission file number:   0-23494
                       -------------
                                BRIGHTPOINT, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                   35-1778566
----------------------------------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization          (I.R.S. Employer Identification No.)


         501 Airtech Parkway, Plainfield Indiana                                       46168
-------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                    (Zip Code)

                                              (317) 707-2355
----------------------------------------------------------------------------------------------------------
                           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act) Yes      No  X
                                       ---     ---

Number of shares of the registrant's common stock outstanding at October 24, 2003: 18,203,477 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

ITEM 1

Consolidated Statements of Operations
                           Three and Nine Months Ended September 30, 2003 and 2002.......................3

Consolidated Balance Sheets
                           September 30, 2003 and December 31, 2002......................................4

                  Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2003 and 2002.................................5

                  Notes to Consolidated Financial Statements.............................................6

                  ITEM 2

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................25

                  ITEM 3

                  Quantitative and Qualitative Disclosures About Market Risk............................47

                  ITEM 4

                  Controls and Procedures...............................................................48


PART II.          OTHER INFORMATION

                  ITEM 1

                  Legal Proceedings.....................................................................49

                  ITEM 6

                  Exhibits..............................................................................50

                  Reports on Form 8-K...................................................................50

                  Signatures............................................................................51

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                            -----------------------------       -----------------------------
                                                                2003             2002              2003               2002
                                                            -----------       -----------       -----------       -----------
Revenue
   Product distribution                                     $   476,824       $   288,948       $ 1,089,302       $   798,289
   Integrated logistics services                                 56,882            47,813           164,000           136,100
                                                            -----------       -----------       -----------       -----------
Total revenue                                                   533,706           336,761         1,253,302           934,389

Cost of revenue
   Product distribution                                         460,222           278,633         1,053,243           779,693
   Integrated logistics services                                 46,429            38,161           131,829           104,045
                                                            -----------       -----------       -----------       -----------
Total cost of revenue                                           506,651           316,794         1,185,072           883,738

Gross profit                                                     27,055            19,967            68,230            50,651

Selling, general and administrative expenses                     18,762            16,981            51,606            54,866
Facility consolidation charge                                      --                --               4,461              --
                                                            -----------       -----------       -----------       -----------
Operating income (loss) from continuing operations                8,293             2,986            12,163            (4,215)

Net interest expense                                                255             1,234               939             5,375
Impairment loss on long-term investment                            --               8,305              --               8,305
(Gain) loss on debt extinguishment                                  100           (31,107)              365           (43,629)
Net other expenses                                                  945               820             1,900             1,497
                                                            -----------       -----------       -----------       -----------
Income from continuing operations before income taxes             6,993            23,734             8,959            24,237

Income taxes                                                      1,947            12,613             2,419            13,978
                                                            -----------       -----------       -----------       -----------
Income from continuing operations                                 5,046            11,121             6,540            10,259

Discontinued operations:
    Loss from discontinued operations                              (170)             (347)             (379)          (13,217)
    Gain (loss) on disposal of discontinued operations              (32)           (1,280)              152                23
                                                            -----------       -----------       -----------       -----------
Total discontinued operations                                      (202)           (1,627)             (227)          (13,194)

Total income (loss) before cumulative effect of an
    accounting change                                             4,844             9,494             6,313            (2,935)

Cumulative effect of a change in accounting principle,
    net of tax                                                     --                --                --             (40,748)
                                                            -----------       -----------       -----------       -----------
Net income (loss)                                           $     4,844       $     9,494       $     6,313       $   (43,683)
                                                            ===========       ===========       ===========       ===========

Basic per share:
    Income from continuing operations                       $      0.28       $      0.62       $      0.36       $      0.57
    Discontinued operations                                       (0.01)            (0.09)            (0.01)            (0.73)
    Cumulative effect of a change in accounting
       principle, net of tax                                       --                --                --               (2.27)
                                                            -----------       -----------       -----------       -----------
    Net income (loss)                                       $      0.27       $      0.53       $      0.35       $     (2.43)
                                                            ===========       ===========       ===========       ===========

Diluted per share:
    Income from continuing operations                       $      0.27       $      0.62       $      0.35       $      0.57
    Discontinued operations                                       (0.01)            (0.09)            (0.01)            (0.73)
    Cumulative effect of a change in accounting
       principle, net of tax                                       --                --                --               (2.27)
                                                            -----------       -----------       -----------       -----------
    Net income (loss)                                       $      0.26       $      0.53       $      0.34       $     (2.43)
                                                            ===========       ===========       ===========       ===========

Weighted average common shares outstanding:
    Basic                                                        18,074            18,009            18,060            17,982
                                                            ===========       ===========       ===========       ===========
    Diluted                                                      18,932            18,009            18,734            17,982
                                                            ===========       ===========       ===========       ===========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        SEPTEMBER 30,   December 31,
                                                            2003            2002
                                                        -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  61,621       $  43,798
  Pledged cash                                              16,924          14,734
  Accounts receivable (less allowance for doubtful
    accounts of $6,499 and $5,328, respectively)           163,415         111,771
  Inventories                                              105,431          73,472
  Contract financing receivable                             13,650          16,960
  Other current assets                                      17,685          12,867
                                                         ---------       ---------
Total current assets                                       378,726         273,602

Property and equipment, net                                 29,210          35,696
Goodwill and other intangibles, net                         17,347          14,153
Other assets                                                11,835          12,851
                                                         ---------       ---------
Total assets                                             $ 437,118       $ 336,302
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 226,189       $ 129,621
  Accrued expenses                                          58,712          48,816
  Unfunded portion of contract financing receivable         19,361          22,102
  Convertible notes, short-term                                 --          12,017
  Notes payable, other                                          40              51
                                                         ---------       ---------
Total current liabilities                                  304,302         212,607
                                                         ---------       ---------

Lines of credit                                              5,647          10,052

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $0.01 par value: 100,000 shares
      authorized; 18,204 and 18,048 issued and
      outstanding in 2003 and 2002, respectively               182             180
  Additional paid-in capital                               215,836         214,524
  Retained earnings (deficit)                              (83,154)        (89,466)
  Accumulated other comprehensive loss                      (5,695)        (11,595)
                                                         ---------       ---------
Total stockholders' equity                                 127,169         113,643
                                                         ---------       ---------
Total liabilities and stockholders' equity               $ 437,118       $ 336,302
                                                         =========       =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Nine Months Ended September 30,
                                                                              2003           2002
                                                                            --------       --------
OPERATING ACTIVITIES
Net income (loss)                                                           $  6,313       $(43,683)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                             9,692          9,917
     Amortization of debt discount                                                33          3,568
     Pledged cash requirements                                                (2,190)         4,944
     Cumulative effect of a change in accounting principle, net of tax            --         40,748
     Loss (gain) on debt extinguishment                                          365        (43,629)
     Discontinued operations                                                     227         13,195
     Facility consolidation charge                                             4,461             --
     Income tax benefits of exercise of stock options                            111             --
     Impairment loss on long-term investment                                      --          8,305
     Changes in operating assets and liabilities, net of
       effects from acquisitions and divestitures:
           Accounts receivable                                               (41,647)        57,204
           Inventories                                                       (29,285)        60,199
           Other operating assets                                             (4,342)          (500)
           Accounts payable and accrued expenses                              85,426        (59,974)
     Net cash provided (used) by discontinued operations                          29         (7,674)
                                                                            --------       --------
Net cash provided by operating activities                                     29,193         42,620

INVESTING ACTIVITIES
Capital expenditures                                                          (3,283)        (7,318)
Cash effect of divestiture                                                     1,328         (6,307)
Purchase acquisitions, net of cash acquired                                   (1,972)          (333)
Decrease in funded contract financing receivables, net                         6,568         18,088
Decrease in other assets                                                         562            433
                                                                            --------       --------
Net cash provided by investing activities                                      3,203          4,563

FINANCING ACTIVITIES
Net payments on revolving credit facilities                                   (6,474)        (7,928)
Repurchase of convertible notes                                              (11,980)       (69,170)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                   1,204            157
                                                                            --------       --------
Net cash used by financing activities                                        (17,250)       (76,941)

Effect of exchange rate changes on cash and cash
   Equivalents                                                                 2,677           (721)
                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents                          17,823        (30,479)
Cash and cash equivalents at beginning of period                              43,798         58,295
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $ 61,621       $ 27,816
                                                                            ========       ========

See accompanying notes.

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


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

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

For the three months ended September 30, 2003, the Company did not experience any significant seasonal factors. However, in periods which seasonality is experienced, our interim results may not be indicative of annual results.

The carrying amounts at September 30, 2003 and December 31, 2002, of cash and cash equivalents, pledged cash, accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, unfunded portion of contract financing receivable and certain of the Company's credit facilities approximate their fair values because of the short maturity of those instruments. The carrying amount of long-term debt at September 30, 2003 and December 31, 2002 approximate the fair value as this debt is revolving and has a variable interest rate that fluctuates with market rates.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2002, except for the adoption of recently issued accounting pronouncements, as disclosed below.

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

1.   Basis of Presentation (continued)

GENERAL (CONTINUED)

For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

EXPANDED REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

For distribution revenue, which is recorded using the gross method, the criteria of SAB 101 are generally met upon shipment to customers, including title transfer, and, therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery and, therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition according to the provisions of SAB 101. Sales are recorded net of discounts, rebates, returns, and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance), warranties or other arrangements. A portion of the Company's sales involves shipments of products directly from its suppliers to its customers. In such circumstances, the Company negotiates the price with the supplier and the customer, assumes responsibility for the delivery of the product and, at times, takes the ownership risk while the product is in transit, pays the supplier directly for the product shipped, establishes payment terms and bears credit risk of collecting payment from its customers. Furthermore, in these arrangements, the Company bears responsibility for accepting returns of products from the customer. Under these arrangements, the Company serves as the principal with the customer, as defined under Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19"), Reporting Revenue Gross as a Principal versus Net as an Agent," and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or in cases of FOB destination, CIP destination, or similar terms, the Company recognizes the sales upon confirmation of delivery to the customer at the named destination.

For integrated logistics service revenue, the criteria of SAB 101 are met when the Company's integrated logistics services have been performed and, therefore, revenue is recognized at that time. As a part of integrated logistics services the Company may, in certain circumstances, manage and distribute wireless equipment and prepaid recharge cards on behalf of various wireless network operators and assumes little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements the Company has an agency relationship in the transaction as defined by EITF 99-19 and recognizes only the fee associated with serving as an agent. As part of the integrated logistics services, the Company may provide contract financing services to wireless network operators. In these arrangements, the service fee is

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


1.   Basis of Presentation (continued)

EXPANDED REVENUE RECOGNITION POLICY (CONTINUED)

recorded net and is recognized when products have been shipped. In other integrated logistics services arrangements, the Company receives an activation commission for acquiring subscribers on behalf of wireless network operators through its independent dealer agents or through Company-owned stores. In the event the activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber's service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances when the Company acts as the obligor and determines the commission it will offer to independent dealer/agents, the Company recognizes the full commission earned from the wireless network operator using the gross method. In circumstances where the Company is acting as an agent for wireless network operators as defined by EITF 99-19, the Company recognizes the revenue using the net method.

CONCENTRATIONS OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product distribution revenue and fee-based integrated logistics services revenue. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company generally requires no collateral from its customers to secure trade accounts receivable with the exception of secured letters of credit from certain customers. The Company's Asia-Pacific division represents 55% of total revenue for the nine months ended September 30, 2003. The loss or a significant reduction in business activities in this division could have a material adverse affect on the Company's revenue and results of operations. For the three months ended September 30, 2003, one customer from the Asia-Pacific division, Reliance Industries Limited, represented 14.7% of the Company's revenue. For the nine months ended September 30, 2003, there were no customers that represented greater than 10% of the Company's revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2003, Emerging Issues Task Force Issued No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliveries. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


1.   Basis of Presentation (continued)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

or more units of accounting. EITF 00-21 is effective for revenue arrangements entered into in periods (including quarterly periods) beginning after June 15, 2003. The Company adopted this standard on a prospective basis. The adoption of EITF 00-21 related to new agreements did not have an impact on the Company.

In 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity ("VIE") as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The adoption of FIN No. 46 did not have material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 was effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have material impact on the financial position or results of operations of the Company.

In April, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have material impact on the financial position or results of operations of the Company.

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002. The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


1.   Basis of Presentation (continued)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

liability is recorded in the Company's financial statements. These guarantees are excluded from the scope of FIN 45 because they are a parent's guarantee of a consolidated subsidiary's debt to a third party. In some circumstances, the Company purchases inventory with payment terms requiring standby letters of credit. As of September 30, 2003, the Company has issued $24.0 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or more of these suppliers, the suppliers may draw on the standby letter of credit issued to them. The maximum future payments under these letters of credit are $24.0 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in Note 6. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at September 30, 2003 is approximately $26.5 million.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, the Company reimbursed certain of our current and former executive officers and intend to reimburse its officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During the nine months ended September 30, 2003, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $1,428 and $26,606 in legal fees were paid on behalf of John P. Delaney, the Company's former Chief Accounting Officer, and Phillip A. Bounsall, the Company's former Chief Financial Officer, respectively. For the same period in 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $92,743 and $44,502 in legal fees were paid on behalf of John P. Delaney and Phillip A. Bounsall, respectively.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.
146). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146 during 2003 to the consolidation of its call center activities in Richmond, California. See Note 2 to the Consolidated Financial Statements.

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


1.   Basis of Presentation (continued)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements would be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and classified amounts previously reported as extraordinary gains or losses on debt extinguishment as a separate line item before Income from Continuing Operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 44, the amendment of FASB Statement No. 13 and Technical Corrections became effective as of May 15, 2002 and did not have a material impact on the Company.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company's common share equivalents consist of stock options.

On July 29, 2003, the Board of Directors approved a three-for-two split of the Company's outstanding common stock. The stock split was accomplished through a 50% stock dividend, providing stockholders with one additional share of common stock for every two shares they held. The stock dividend was paid on August 25, 2003, to holders of record on August 11, 2003.

On September 15, 2003, the Board of Directors approved a three-for-two split of the Company's outstanding common stock. The stock split was accomplished through a 50% stock dividend, providing stockholders with one additional share of common stock for every two shares they held. The stock dividend was paid on October 15, 2003, to holders of record on September 30, 2003.

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


1.   Basis of Presentation (continued)


NET INCOME (LOSS) PER SHARE (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2003 and 2002 (amounts in thousands, except per share data):

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                      2003            2002            2003             2002
                                                    --------       ----------       --------       ----------
Income from continuing operations                   $  5,046       $   11,121       $  6,540       $   10,259
Discontinued operations                                 (202)          (1,627)          (227)         (13,194)
Cumulative effect of a change in accounting
   principle, net of tax                                  --               --             --          (40,748)
                                                    --------       ----------       --------       ----------
Net income (loss)                                   $  4,844       $    9,494       $  6,313       $  (43,683)
                                                    ========       ==========       ========       ==========

Basic:
   Weighted average shares outstanding                18,074           18,009         18,060           17,982
                                                    ========       ==========       ========       ==========

   Per share amount:
   Income from continuing operations                $   0.28       $     0.62       $   0.36       $     0.57
   Discontinued operations                             (0.01)           (0.09)         (0.01)           (0.73)
   Cumulative effect of a change in accounting            --               --             --            (2.27)
     principle, net of tax
                                                    --------       ----------       --------       ----------
   Net income (loss)                                $   0.27       $     0.53       $   0.35       $    (2.43)
                                                    ========       ==========       ========       ==========

Diluted:
   Weighted average shares outstanding                18,074           18,009         18,060           17,982
   Net effect of dilutive stock options,
     based on the treasury stock method
     using average market price                          858               --            674                9
                                                    --------       ----------       --------       ----------
   Total weighted average shares outstanding          18,932           18,009         18,734           17,991
                                                    ========       ==========       ========       ==========

   Per share amount:
   Income from continuing operations                $   0.27       $     0.62       $   0.35       $     0.57
   Discontinued operations                             (0.01)           (0.09)         (0.01)           (0.73)
   Cumulative effect of a change in accounting
     principle, net of tax                                --               --             --            (2.27)
                                                    --------       ----------       --------       ----------
   Net income (loss)                                $   0.26       $     0.53       $   0.34       $    (2.43)
                                                    ========       ==========       ========       ==========

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)



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

                                                   Three months ended               Nine months ended
                                                      September 30,                    September 30,
                                                  2003             2002            2003             2002
                                               ----------      ----------       ----------       ----------
Net income (loss) as reported                  $    4,844      $    9,494       $    6,313       $  (43,683)
    Stock-based employee
       compensation benefit (cost), net
       of related tax effects, that
       would have been included in the
       determination of net income (loss)
       if the fair value method had been
       applied                                        205            (218)            (470)            (653)
                                               ----------      ----------       ----------       ----------
Pro forma net income (loss)                    $    5,049      $    9,276       $    5,843       $  (44,336)
                                               ==========      ==========       ==========       ==========

Basic earnings per share:
    Net income (loss) as reported              $     0.27      $     0.53       $     0.35       $    (2.43)
    Stock-based employee
       compensation benefit (cost), net
       of related tax effects, that
       would have been included in the
       determination of net income (loss)
       if the fair value method had been
       applied                                       0.01           (0.01)           (0.03)           (0.04)
                                               ----------      ----------       ----------       ----------

    Pro forma net income (loss)                $     0.28      $     0.52       $     0.32       $    (2.47)
                                               ==========      ==========       ==========       ==========

Diluted earnings per share:
    Net income (loss) as reported              $     0.26      $     0.53       $     0.34       $    (2.43)
    Stock-based employee
       compensation benefit (cost), net
       of related tax effects, that
       would have been included in the
       determination of net income (loss)
       if the fair value method had been
       applied                                       0.01           (0.01)           (0.02)           (0.04)
                                               ----------      ----------       ----------       ----------
    Pro forma net income (loss)                $     0.27      $     0.52       $     0.32       $    (2.47)
                                               ==========      ==========       ==========       ==========

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)



1.   Basis of Presentation (continued)


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                           Three months ended            Nine months ended
                                              September 30,                 September 30,
                                            2003          2002            2003          2002
                                          --------      --------       --------      --------
Net income (loss)                         $  4,844      $  9,494       $  6,313      $(43,683)
Unrealized loss on derivatives                  --            --             --           (50)
Foreign currency translation amounts           816          (886)         5,900           345
                                          --------      --------       --------      --------
Comprehensive income (loss)               $  5,660      $  8,608       $ 12,213      $(43,388)
                                          ========      ========       ========      ========

2.   Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. The Company completed the consolidation of the facility in April of 2003, however, it continues to search for a sub-lessee of the Richmond California premises. The facility consolidation affects the Americas operating segment. During the first six months of 2003, the Company recorded a pre-tax charge of $4.5 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.6 million. At September 30, 2003, the Company had $2.6 million of reserves related to the facility consolidation. Total cash outflows relating to the charge were approximately $1.0 million through September 30, 2003. At this time, the Company does not expect to incur significant additional costs related to the facility consolidation. However, if the Company is unsuccessful in finding a sub-lessee or the terms of any such sub-lease are less than originally estimated, the Company may incur additional expenses. The details of the charge are presented below (in thousands):

                               BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


2.  Facility Consolidation Charge (continued)


                                             Quarter Ended            Quarter Ended        YEAR-TO-DATE
                                             March 31, 2003           June 30, 2003     SEPTEMBER 30, 2003
                                             --------------           -------------     ------------------
Cash items:
     Lease termination costs                     $2,829                  $   --                  $2,829
     Employee termination costs                     173                      96                     269
     Other exit costs                               176                      85                     261
                                                 ------                  ------                  ------
Total cash items                                  3,178                     181                   3,359
                                                 ------                  ------                  ------

Non-cash items:
     Disposal of fixed assets                     1,102                      --                   1,102
                                                 ------                  ------                  ------
Total non-cash items                              1,102                      --                   1,102
                                                 ------                  ------                  ------

Total consolidation charge                       $4,280                  $  181                  $4,461
                                                 ======                  ======                  ======



Reserve activity for the facility consolidation as of September 30, 2003 is as follows (in thousands):

                                                Lease             Fixed             Employee
Facility Consolidation Charge                Termination          Assets          Termination         Other Exit
Reserve                                         Costs                                Costs               Costs             Total
                                             ------------        -------          -----------         -----------          -----
January 1, 2003                                $    --            $    --            $    --             $    --          $    --
Provisions                                       2,829              1,102                173                 176            4,280
Non-cash usage                                      --             (1,102)                --                  --           (1,102)
                                               -------            -------            -------             -------          -------
March 31, 2003                                   2,829                 --                173                 176            3,178
                                               -------            -------            -------             -------          -------

Provisions                                          --                 --                 96                  85              181
Reclassification from accrued
  lease liability                                  289                 --                 --                  --              289
Cash usage                                        (250)                --               (269)               (232)            (751)
Non-cash usage                                      --                 --                 --                  --               --
                                               -------            -------            -------             -------          -------
June 30, 2003                                    2,868                 --                 --                  29            2,897
                                               -------            -------            -------             -------          -------

Cash usage                                        (252)                --                 --                 (12)            (264)
Non-cash usage                                      --                 --                 --                  --
                                               -------            -------            -------             -------          -------
SEPTEMBER 30, 2003                             $ 2,616            $    --            $    --             $    17          $ 2,633
                                               =======            =======            =======             =======          =======

3.   Impairment Loss on Long-Term Investment

During the third quarter of 2002 the Company recorded a non-cash impairment charge of $8.3 million relating to its investment in the Chinatron Group Holdings Limited ("Chinatron") Class B Preference Shares. Management was responsible for estimating the value of the Chinatron Class B Preference Shares. Based on the Company's estimates, which included external valuations, the Company's total investment in Chinatron Class B Preference Shares has an estimated fair market value of approximately $2 million.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



4. Discontinued Operations

At the beginning of 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). In connection with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations, for all periods presented.

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE and its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount of $3.1 million at September 30, 2003 and $3.4 million at December 31, 2002. In April 2003, the Company received an additional $1.3 million in contingent consideration related to the transaction, which is shown as an adjustment to the loss on the transaction within discontinued operations. There are no further significant amounts of additional contingent consideration due to the Company pursuant to the Sale and Purchase Agreement with Persequor Limited.

As of September 30, 2003, the actions called for by the 1999 and 2001 Restructuring Plans were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. Further details of discontinued operations are as follows (in thousands):

                                                                       Three months ended            Nine months ended
                                                                          September 30,                September 30,
                                                                        2003        2002            2003           2002
                                                                      -------    ---------        --------      ---------
     Revenue                                                          $    --     $ 22,379        $    287      $ 117,961
                                                                      =======    =========        ========      =========


     Loss from discontinued operations
         Net operating loss                                           $   (86)   $    (461)       $    (66)     $  (9,499)
         Restructuring plan charges                                       (27)         114             126         (3,619)
         Other                                                            (57)          --            (439)          (100)
                                                                      -------    ---------        --------      ---------
      Total loss from discontinued operations                            (170)        (347)           (379)       (13,217)
                                                                      -------    ---------        --------      ---------

      Gain (loss) on disposal of discontinued operations
         Restructuring plan charges                                       (27)         394          (1,071)         1,677
         Other                                                             (5)         183            (105)          (406)
         Net loss on sale of Middle East operations                         _       (1,857)              _         (1,248)
         Recovery of contingent receivable                                 --           --           1,328             --
                                                                      -------    ---------        --------      ---------
     Total gain (loss) on disposal of discontinued operations             (32)      (1,280)            152             23
                                                                      -------    ---------        --------      ---------

     Total discontinued operations                                    $  (202)   $  (1,627)       $   (227)     $ (13,194)
                                                                      =======    =========        ========      =========

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




4. Discontinued Operations (continued)

The Company recorded losses related to the 1999 and 2001 Restructuring Plans during the three and nine months ended September 30, 2003 and 2002, are presented below (in thousands):

                                                         Three months ended         Nine months ended
                                                            September 30,             September 30,
                                                          2003         2002         2003         2002
                                                        -------      -------      -------      -------
      Cash charges (credits):
           Employee termination costs                   $    15      $   (18)     $    20      $   223
           Lease termination costs                           --          (16)          --          758
           Other exit costs                                  14           81          (15)         999
                                                        -------      -------      -------      -------
      Total cash charges (credits)                           29           47            5        1,980
                                                        -------      -------      -------      -------

      Non-cash charges (credits):
           Loss on investment                                --           --           --          334
           Impairment of accounts receivable and
               inventories of restructured
               operations                                    (1)        (161)          11         (709)
           Impairment of fixed and other assets              --           --           72        2,434
           Income tax effect of restructuring
               actions                                       --           --         (125)          --
           Write-off of cumulative foreign currency
               translation adjustments                       27         (394)         982       (2,097)
                                                        -------      -------      -------      -------
      Total non-cash charges (credits)                       25         (555)         940          (38)
                                                        -------      -------      -------      -------
      Total restructuring plan charges                  $    54      $  (508)     $   945      $ 1,942
                                                        =======      =======      =======      =======

   Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                                            Lease           Employee
                                         Termination      Termination      Other Exit
                                             Costs           Costs           Costs          Total
                                         -----------      -----------      ----------      -------
                  December 31, 2002      $       195      $       100      $    1,099      $ 1,394

                  Provisions                      --               --             140          140
                  Cash usage                     (69)             (25)           (281)        (375)
                  Non-cash usage                  --              (75)           (233)        (308)
                                         -----------      -----------      ----------      -------
                  March 31, 2003                 126               --             725          851
                                         -----------      -----------      ----------      -------

                  Provisions                       6               --              --            6
                  Cash usage                     (66)              --            (177)        (243)
                  Non-cash usage                  --               --              84           84
                                         -----------      -----------      ----------      -------
                  June 30, 2003                   66               --             632          698
                                         -----------      -----------      ----------      -------

                  PROVISIONS                      --               --              --           --
                  CASH USAGE                     (66)              --             (83)        (149)
                  NON-CASH USAGE                  --               --             (20)          --
                                         -----------      -----------      ----------      -------
                  SEPTEMBER 30, 2003   $          --   $           --      $      529      $   529
                                         -----------      -----------      ----------      -------

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


4. Discontinued Operations (continued)

   Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                      SEPTEMBER 30,     December 31,
                                                                          2003              2002
                                                                      -------------     ------------
                     Total current assets                             $       1,442     $      8,113
                     Other non-current assets                                   120              177
                                                                      -------------     ------------
                     Total assets                                     $       1,562     $      8,290
                                                                      =============     ============

                     Accounts payable                                 $         152     $        898
                     Accrued expenses and other liabilities                   2,821            5,141
                                                                      -------------     ------------
                     Total liabilities                                $       2,973     $      6,039
                                                                      =============     ============

5. Cumulative Effect of a Change in Accounting Principle

As of January 1, 2002, the Company adopted SFAS No. 142. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and performs an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. During the first quarter of 2002, as a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $40.7 million, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three and nine months ended September 30, 2002. On October 1, 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges. During the fourth quarter of 2003, the Company will be performing the annual impairment test. The impairment, if any, will be recorded in the fourth quarter of 2003.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At September 30, 2003, these intangibles total $1.9 million, net of accumulated amortization of $1.2 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $0.4 million per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives, which are subject to amortization.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




5.  Cumulative Effect of a Change in Accounting Principle (continued)

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2003 are as follows (in thousands):

                                                                    Europe      Asia-Pacific    TOTAL
                                                                  ------------ -------------  -----------

          Balance at December 31, 2002                            $    12,778  $        280   $    13,058
          Goodwill from acquisitions                                      315           595           910
          Effects of foreign currency fluctuation                       1,441            41         1,482
                                                                  ------------ -------------  -----------
          Balance at September 30, 2003                           $    14,534  $        916   $    15,450
                                                                  ============ =============  ===========

6. Accounts Receivable Transfers

During the nine months ended September 30, 2003 and 2002, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Ireland, Sweden, Australia and Mexico, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable during the three months ended September 30, 2003 and 2002 totaled $75.4 million and $55.0 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $0.3 million and $0.3 million during the three months ended September 30, 2003 and 2002, respectively. Net funds received from the sales of accounts receivable during the nine months ended September 30, 2003 and 2002 totaled $200.4 million and $150.0 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.1 million and $1.5 million during the nine months ended September 30, 2003 and 2002, respectively. These fees were recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In certain circumstances, the Company may be required to repurchase accounts receivable sold including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. The potential maximum future payments the Company may be required to repurchase is equal to the outstanding amounts for the respective periods. In 2002, the Company repurchased $150 thousand of receivables from banks or other third party financing institution. In the first quarter of 2003, the Company repurchased $900 thousand of accounts receivable sold related to its arrangement in Ireland. This liability was accrued at December 31, 2002. Concurrently, the receivable was written off to bad debt. The

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




6.   Accounts Receivable Transfers (continued)

Company does not believe any further significant repurchases will be required, therefore, no liability has been recorded at September 30, 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or in certain situations the Company may provide a guarantee of its subsidiaries obligations. Pursuant to these arrangements, approximately $26.5 million and $30.1 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at September 30, 2003 and December 31, 2002, respectively.

7.   Inventories

Inventories consist of wireless handsets, wireless data devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. During the nine months ended September 30, 2002, the Company made inventory valuation adjustments of approximately $3.6 million to adjust inventories to their estimated net realizable value or lower of cost or market. During the nine months ended September 30, 2003, the Company had no significant inventory valuation adjustments.

8.   Acquisitions and Divestitures

See Note 4 to the Consolidated Financial Statements for discussions of the Company's divestiture activities during 2002.

During the first quarter of 2003, one of the Company's subsidiaries in France acquired certain net assets of three entities that provided activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $0.6 million in cash. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $0.7 million.

Additionally, during the second quarter of 2003, the Company recorded $0.6 million of goodwill related to the payment of certain earn-out arrangements on prior acquisitions in the Asia-Pacific division.

The impact of the acquisitions discussed above was not material in relation to the Company's consolidated results of operations. Consequently, proforma information is not presented.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




9.   Lines of Credit and Long-term Debt

In the first quarter of 2003, the Company repurchased 21,803 of the 21,932 zero coupon, subordinated, convertible notes (Convertible Notes) then outstanding. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note), which approximated their accreted value. As of March 31, 2003, the Company had repurchased all but 129 Convertible Notes outstanding with an accreted value of approximately $0.07 million. On April 30, 2003, the Company redeemed all of the remaining Convertible Notes. For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On July 7, 2003, the Company amended the Credit Agreement between Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other Credit Parties and General Electric Capital Corporation. The amendment provides consent to join Brightpoint Activation Services LLC and to become joinder of the Credit Agreement as other Credit Parties.

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. At September 30, 2003 and December 31, 2002, there was $5.6 million and $10.1 million outstanding, respectively, under the facility at an interest rate of approximately 7.8% at September 30, 2003 and December 31, 2002. At September 30, 2003 there was approximately $15.7 million of unused availability under the facility. Letters of credit in the amount of $3.5 million have been issued under this facility.

Another of the Company's subsidiaries, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.9 million U.S. Dollars at September 30, 2003) and bears interest at 3.75%. The facility is supported by a guarantee provided by the Company and a mortgage on Brightpoint Sweden AB's assets. At September 30, 2003 and December 31, 2002, there were no amounts outstanding under this facility.

At September 30, 2003 and December 31, 2002, there was $5.6 million and $10.1 million outstanding under all credit agreements, respectively. Available funding, net of the applicable required availability minimum at September 30, 2003 and December 31, 2002, was $42.4 million and $41.9 million, respectively. At September 30, 2003 and December 31, 2002, the Company was in compliance with the covenants in all of its credit agreements.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




10.  Operating Segments

The Company operates in markets worldwide as three operating segments. These operating segments represent the Company's three divisions: the Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices with related accessories and fees for the performance of integrated logistics services. The divisions are managed separately because of the geographic locations in which they operate.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income (loss) from continuing operations and includes allocated corporate selling, general and administrative expenses. A summary of the Company's operations by segment is presented below (in thousands):

                                                      2003                                    2002
                                          -----------------------------     ----------------------------------------
                                                             OPERATING                              Operating Income
                                          REVENUES FROM     INCOME FROM          Revenues              (Loss) from
                                             EXTERNAL        CONTINUING            from                Continuing
                                             CUSTOMERS       OPERATIONS     External Customers         Operations
                                          -------------     -----------     ------------------      ----------------

     THREE MONTHS ENDED SEPTEMBER 30:
     The Americas                         $     132,645     $     2,464     $          127,343      $          1,187
     Asia-Pacific                               314,294           4,369                141,457                 1,943
     Europe                                      86,767           1,460                 67,961                  (144)
                                          -------------     -----------     ------------------      ----------------

                                          $     533,706     $     8,293     $          336,761      $          2,986
                                          =============     ===========     ==================      ================


     NINE MONTHS ENDED SEPTEMBER 30:
     The Americas (1)                     $     328,300     $       937     $          381,727      $         (4,215)
     Asia-Pacific                               694,019           9,435                372,954                 4,454
     Europe                                     230,983           1,791                179,708                (4,454)
                                          -------------     -----------     ------------------      ----------------

                                          $   1,253,302     $    12,163     $          934,389      $         (4,215)
                                          =============     ===========     ==================      ================


                                                 SEPTEMBER 30,     December 31,
     TOTAL SEGMENT ASSETS:                           2003              2002
                                                 -------------     ------------
     The Americas (2) (3)                         $    166,489     $    173,371
     Asia-Pacific (3)                                  180,291           84,920
     Europe (3)                                         90,338           78,011
                                                 -------------     ------------

                                                  $    437,118     $   336,302
                                                 =============     ===========

(1) Includes $4.5 million facility consolidation charge for the nine months ended September 30, 2003, see Note 2 for additional detail.
(2)  Includes assets of the Company's corporate operations.
(3) Includes assets held for sale or disposal of discontinued operations at December 31, 2002.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




11.  Contingencies and Legal Proceedings

In October 2003, the Company settled the action brought against it by Chanin Capital Partners LLC ("Chanin") on November 25, 2002 in the United States District Court for the Southern District of Indiana Civil Action No. 1:02-CV-1834-JDT-WTL. Pursuant to the settlement the Company paid Chanin $725,000 and the action was dismissed with prejudice. Net of amounts accrued in 2002, an additional $100,000 was recorded as a loss on debt extinguishment.

In September 2003, the Company settled with the United States Securities and Exchange Commission ("SEC") the previously disclosed investigation conducted by the SEC. Pursuant to the settlement, the Company, without admitting or denying any of the SEC's allegations, consented to the entry of an administrative order to cease and desist from violations of the anti-fraud, books and records, internal controls and periodic reporting provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933. The Company also paid a fine of $450,000 pursuant to an order entered in the United States District Court for the Southern District of New York. The administrative cease and desist order alleged that the Company, through the actions of John Delaney, its former Controller and Chief Accounting Officer and Timothy Harcharik, its former Director of Risk Management, committed fraud through the purchase and use of a purported insurance policy to misrepresent the Company's losses as insured losses. The Company restated its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001 on November 13, 2001 and January 31, 2002 to account for payments made under the purported insurance policy. Delaney and Phillip Bounsall, the Company's former Chief Financial Officer, also reached settlements with the SEC. During the third quarter of 2003 the fine was recorded in net other expense.

In the ordinary course of conducting its business, the Company is from time to time, also involved in certain legal proceedings. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial statements, including earnings and liquidity.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, the Company has reimbursed certain of its former and current executive officers and intends to reimburse its officers and directors for their personal legal expenses arising from certain litigation and regulatory matters.

The Company's subsidiary in South Africa, whose operations were discontinued pursuant to the 2001 Restructuring Plan, has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




11.  Contingencies and Legal Proceedings (continued)

Company believes the range of the potential liability is between $0 and $1.2 million U.S. dollars (at current exchange rates) including penalties and interest. The potential assessment is not estimable and, therefore, is not reflected as a liability or recorded as an expense.

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

The operating results of the Company are influenced by a number of seasonal factors, which may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are the result of several factors, including, but not limited to:

- promotions and subsidies by wireless network operators;

- the timing of local holidays and other events affecting consumer demand;

- the timing of the introduction of new products by our suppliers and competitors;

- purchasing patterns of customers in different markets; and

- weather patterns.

For the three months ended September 30, 2003, the Company did not experience any significant seasonal factors. However, in periods which seasonality is experienced, our interim results may not be indicative of annual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




OVERVIEW AND RECENT DEVELOPMENTS

Entry into India
During the third quarter of 2003, our Asia-Pacific division entered into India to meet the needs of one of the fastest growing markets for wireless devices in the world. This entry was a significant step in implementing our overall growth strategy. We have established our headquarters in New Delhi, recruited key members of the management team and other employees and entered into a supply agreement with Nokia India Private Limited. Additionally, our Brightpoint Asia Ltd subsidiary has entered into a handset supply agreement with Reliance Industries Limited, a network operator in India.

Settlement with SEC
In September 2003, the Company settled with the SEC the previously disclosed investigation conducted by the SEC. Pursuant to the settlement, the Company, without admitting or denying any of the SEC's allegations, consented to the entry of an administrative order to cease and desist from violations of the anti-fraud, books and records, internal controls and periodic reporting provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933. The Company also paid a fine of $450,000 pursuant to an order entered in the United States District Court for the Southern District of New York. The administrative cease and desist order alleged that the Company, through the actions of John Delaney, its former Controller and Chief Accounting Officer and Timothy Harcharik, its former Director of Risk Management, committed fraud through the purchase and use of a purported insurance policy to misrepresent the Company's losses as insured losses. The Company restated its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001 on November 13, 2001 and January 31, 2002 to account for payments made under the purported insurance policy. Delaney and Phillip Bounsall, the Company's former Chief Financial Officer, also reached settlements with the SEC. During the third quarter of 2003 the fine was recorded in net other expense.

Other Legal Settlement
In October 2003, the Company settled the action brought against it by Chanin Capital Partners LLC ("Chanin") on November 25, 2002 in the United States District Court for the Southern District of Indiana Civil Action No. 1:02-CV-1834-JDT-WTL. Pursuant to the settlement, the Company paid Chanin $725,000 and the action was dismissed with prejudice. Net of amounts accrued in 2002, an additional $100,000 was recorded as a loss on debt extinguishment.

Stock Splits
On July 29, 2003, the Board of Directors approved a three-for-two split of its outstanding common stock. The stock split was accomplished through a 50% stock dividend, providing stockholders with one additional share of common stock for every two shares they held. The stock dividend was paid on August 25, 2003, to holders of record on August 11, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




OVERVIEW AND RECENT DEVELOPMENTS (CONTINUED)
On September 15, 2003, the Board of Directors approved a three-for-two split of its outstanding common stock. The stock split was accomplished through a 50% stock dividend, providing stockholders with one additional share of common stock for every two shares they held. The stock dividend was paid on October 15, 2003, to holders of record on September 30, 2003.

The accompanying Consolidated Financial Statements and related notes reflect both stock splits.

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended:

                                                                                                               Change from
                                ----------------------------------------------------------------------   ------------------------
                                SEPTEMBER 30,   PERCENT   September 30,   Percent   June 30,   Percent   Q3 2002 to   Q2 2003 to
(in thousands)                       2003      OF TOTAL       2002       of Total     2003    of Total     Q3 2003     Q3 2003
                                -------------  --------   -------------  --------   --------  --------   ----------   ----------
The Americas                    $     132,645        25%  $     127,343        38%  $100,828        26%           4%          32%
Asia-Pacific                          314,294        59%        141,457        42%   203,319        54%         122%          55%
Europe                                 86,767        16%         67,961        20%    75,259        20%          28%          15%
                                -------------  --------   -------------  --------   --------  --------   ----------   ----------
        Total                   $     533,706       100%  $     336,761       100%  $379,406       100%          58%          41%
                                =============  ========   =============  ========   ========  ========   ==========   ==========


                                                                                                                Change from
                                ----------------------------------------------------------------------   ------------------------
                                SEPTEMBER 30,   PERCENT   September 30,   Percent   June 30,   Percent   Q3 2002 to   Q2 2003 to
(in thousands)                      2003       OF TOTAL       2002       of Total     2003    of Total     Q3 2003      Q3 2003
                                -------------  --------   -------------  --------   --------  --------   ----------   ----------
Product distribution (1)        $     476,824        89%  $     288,948        86%  $324,290        85%          65%          47%
Integrated logistics services          56,882        11%         47,813        14%    55,116        15%          19%           3%
                                -------------  --------   -------------  --------   --------  --------   ----------   ----------
        Total                   $     533,706       100%  $     336,761       100%  $379,406       100%          58%          41%
                                =============  ========   =============  ========   ========  ========   ==========   ==========

(1) Product distribution referred to in this Form 10-Q includes wireless devices and related accessories.

Revenue was $534 million, which represented an increase of 58% from $337 million in the third quarter of 2002. Total wireless devices handled by the Company were approximately 6.0 million, an increase of 62% from approximately 3.7 million handled in the third quarter of 2002. Revenue grew in all three divisions. The growth was primarily attributable to continued strong market demand for our products and services and our entry into India. Strengthening of foreign currencies against the U.S. Dollar contributed 6 percentage points of the overall revenue growth. All divisions experienced product supply constraints for certain wireless handsets, of which the financial impact cannot be quantified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)

As compared to the third quarter of 2002, the Asia-Pacific division's revenue grew by 122%. As compared to the third quarter of 2002, our revenues in the countries in the Asia-Pacific division that were operating in 2002 grew by 60% as demand for our products and services increased in response to aggressive pricing from manufacturers and promotional activities by the network operators. Revenue generated by our entry into India accounted for the remainder of the division's revenue growth. The initiation of a supply contract for CDMA products with Nokia and a handset supply agreement with Reliance Industries Limited were key drivers of our new business in India. As compared to the second quarter of 2003, Asia-Pacific division's revenue grew 55% for the reasons stated above.

As compared to the third quarter of 2002, the Europe division experienced a 28% growth in revenue of which 15 percentage points were caused by the strengthening of European currencies relative to the U.S. Dollar. In local currency terms, product distribution revenue grew by 15%, primarily driven by increased sales of wireless devices with enhanced features and capabilities, which increased our average selling prices of wireless devices. In local currency terms, integrated logistics services revenue grew 9% over the third quarter of 2002, primarily driven by increased sales of prepaid wireless airtime. As compared to the second quarter of 2003, the Europe division experienced 15% growth in revenue, primarily from a 27% increase in wireless devices handled and a 10% increase in integrated logistics services. Currency fluctuations did not have a material impact when compared to the second quarter of 2003.

As compared to the third quarter of 2002, the Americas division experienced a 4% increase in revenue. While revenue growth was modest, total wireless devices handled increased by 20%, which occurred mostly through fee-based integrated logistics services. The Americas revenue growth in wireless devices was partially offset by a $7 million decrease in accessories revenue. As compared to the second quarter of 2003, revenue grew by 32%, driven by a 24% increase in wireless devices sold due to a successful launch of new Nokia CDMA wireless devices and a 12% increase in average selling prices. Additionally, wireless devices handled through integrated logistics services increased by 14% and the associated revenue increased by 15%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)
Revenue for the nine months ended:

                                  SEPTEMBER 30,     PERCENT OF      September 30,     Percent of
(in thousands)                         2003           TOTAL             2002             Total          Change
                                  -------------     ----------      -------------     ----------      ------
The Americas                      $     328,300             26%     $     381,727             41%        (14%)
Asia-Pacific                            694,019             55%           372,954             40%         86%
Europe                                  230,983             19%           179,708             19%         28%
                                  -------------     ----------      -------------     ----------      ------
        Total                     $   1,253,302            100%     $     934,389            100%         34%
                                  =============     ==========      =============     ==========      ======


                                  SEPTEMBER 30,     PERCENT OF      September 30,     Percent of
(in thousands)                       2003              TOTAL             2002             Total        Change
                                  -------------     ----------      -------------     ---------        ------
Product distribution              $   1,089,302             87%     $     798,289            85%           36%
Integrated logistics services           164,000             13%           136,100            15%           20%
                                  -------------     ----------      -------------     ---------        ------
        Total                     $   1,253,302            100%     $     934,389           100%           34%
                                  =============     ==========      =============     =========        ======

For the nine months ended September 30, 2003, revenue increased by 34% as compared to the same period in 2002. Total wireless devices handled by the Company were approximately 14.1 million, an increase of 28% from approximately
11.0 million handled in 2002.

The Asia-Pacific division experienced an 86% growth in revenue. Our revenues in the countries in the Asia-Pacific division that were operating in 2002 grew by 73%, where all markets experienced increased demand for our products and services despite experiencing a brief slow down in demand related to the effect of Severe Acute Respiratory Syndrome (SARS) in the first half of 2003. Revenue generated by our entry into India accounted for the remainder of the division's revenue growth. As stated above, the initiation of a supply contract for CDMA products with Nokia in India and a handset supply agreement with Reliance Industries Limited were key drivers of our new business in India.

The Europe division experienced a 28% growth in revenue. Integrated logistic services revenue grew by 30% driven by increased sales of prepaid wireless airtime. Although wireless handset distribution units experienced a slight decline, the strengthening of European currencies relative to the U.S. dollar and an increase in average selling prices contributed to the revenue increase.

The Americas division experienced a 14% decline in revenue due to a sales mix shift from product distribution revenue to fee-based logistics services revenue and the lack of availability of certain CDMA-based wireless devices. The financial impact of the lack of certain CDMA handsets cannot be quantified. Total wireless devices handled grew by 9% over the prior year. Wireless devices sold decreased by 11%, offset by an 18% increase in wireless devices handled through fee-based integrated logistics services. As the wireless devices handled through integrated logistics services increased, the average service fee per unit decreased by 17%, causing revenue from integrated logistics services to be relatively flat.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

                                Three Months Ended                   Nine Months Ended                    Percent Change
                    -------------------------------------------------------------------------------------------------------------
(in thousands)      SEPTEMBER 30,  September 30,   June 30,  September 30,  September 30,   Q3 2002 to   Q2 2003 to   YTD 2002 to
                       2003           2002           2003        2003           2002         Q3 2003      Q3 2003      YTD 2003
                    -------------  -------------   --------  -------------  -------------   ---------    ---------    ----------
Product
distribution        $      16,602  $      10,315   $ 12,215  $      36,059  $      18,596          61%          36%           94%
                    -------------  -------------   --------  -------------  -------------   ---------    ---------    ----------


Integrated
logistics services         10,453          9,652     10,163         32,171         32,055           8%           3%            -
                    -------------  -------------   --------  -------------  -------------   ---------    ---------    ----------
Gross profit        $      27,055  $      19,967   $ 22,378  $      68,230  $      50,651          35%          21%           35%
Gross margin                  5.1%           5.9%       5.9%           5.4%          5.4%
                    -------------  -------------   --------  -------------  -------------   ---------    ---------    ----------


Gross profit for the third quarter of 2003 increased 35% when compared to the third quarter of 2002 and increased 21% when compared to the second quarter of 2003, primarily as a result of increased revenues globally. Gross margin was 5.1% for the third quarter of 2003, as compared to 5.9% for the third quarter of 2002 and 5.9% for the second quarter of 2003. The decline in gross margin from the third quarter of 2002 and the second quarter of 2003 is primarily the result of lower gross margins on CDMA wireless devices sold in India and an overall increase in distribution sales as a percentage of total revenue.

For the nine months ended September 30, 2003, gross profit increased $17.6 million, or 35%, as a result of increased volume in the Asia-Pacific division, including our recent entry into India, the effect of strengthening foreign currencies, improved product cost management and cost reduction actions.

Gross profit and gross margin from product distribution
As compared to the third quarter of 2002, gross profit from product distribution for the third quarter of 2003 increased $6.3 million, or 61%. The increased demand for wireless devices in the Asia-Pacific division and our entry into India accounted for 41 percentage points of this increase. The remaining 20 percentage points are primarily due to the positive effects of previous cost reduction actions in Europe and improved product cost management. During 2002, inventory valuation adjustments were recorded for approximately $3.6 million, to adjust inventories to estimated net realizable value or lower of cost or market. The Company sold or physically destroyed this inventory during 2002 at no material variance from the valuation adjustment. During the three months ended September 30, 2003, the Company had no significant inventory valuation adjustments. Gross margins declined due to increased sales of wireless devices in the Asia-Pacific division, including our entry into India, where we sold increased volumes of lower gross margin CDMA wireless devices, an overall increase in distribution sales as a percentage of total revenue and a reduction of supplier incentives in the Asia-Pacific division, offset by the effect of strengthening foreign currencies and improvements in costs in the Europe division.

As compared to the second quarter of 2003, gross profit from product distribution increased $4.4 million, or 36%. This increase is primarily the result of increased sales of wireless devices in the Asia-Pacific division, including additional units sold into India, and increased sales in the Americas division. The decrease in gross margin was due to the sale of lower margin CDMA wireless devices to Reliance, partially offset by an increase in gross margin in the Americas due to the sale of wireless devices with enhanced features and capabilities, which generally have higher gross margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




RESULTS OF OPERATIONS (CONTINUED)

Gross Profit (continued)

Gross profit and gross margin from product distribution (continued)
For the nine months ended September 30, 2003, gross profit from product distribution increased $17.5 million, or 94%, as compared to the same period in 2002, primarily as a result of the reasons stated above. Gross profit for the nine months ended September 30, 2002 was negatively impacted by charges in the Americas division of $2.5 million for a purchase commitment related to an obligation to purchase a certain volume of accessories, which was not attained and the effect of recorded inventory valuation adjustments of approximately $3.6 million, to adjust inventories to their estimated net realizable value or lower of cost or market during 2002. The gross margin for product distribution increased due to improved inventory management in the Americas and Europe division, the positive effects of previous cost reduction action, offset by lower gross margins on CDMA wireless devices sold in India and a reduction of supplier incentives in the Asia-Pacific division.

Gross profit and gross margin from integrated logistics services
As compared to the third quarter of 2002, gross profit from integrated logistics services increased 8%. This increase is primarily from increased sales of prepaid wireless airtime in the Europe division offset by an expiration of a contract with a wireless network operator customer in the Europe division, which contributed approximately $900 thousand of gross profit in the third quarter of 2002. Gross profit was not materially affected by the 30% increase in wireless units handled in the Americas division due to a 17% decline in average service fee per unit. Gross margin decreased primarily as a result of increased sales of prepaid wireless airtime in the Europe division, which generate a relatively lower gross margin.

As compared to the second quarter of 2003, gross profit from integrated logistics services for the third quarter of 2003, increased 3%. Gross margin remained steady.

For the nine months ended September 30, 2003, the gross profit remained steady as compared to the same period in 2002. Increases in gross profit from increased sales of prepaid wireless airtime in the Europe division were offset by a loss of a wireless network operator customer in the Asia-Pacific division. Gross margin decreased primarily as a result of increased sales of prepaid wireless airtime in the Europe division, which generate a relatively lower gross margin and the loss of a wireless network operator customer in the Asia-Pacific division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                   Three Months Ended                   Nine Months Ended                   Percent Change
                       -------------------------------------------------------------------------------------------------------------
                        SEPTEMBER 30,  September 30,   June 30,    September 30,  September 30,  Q2 2002 to  Q1 2003 to  YTD 2002 to
(in thousands)              2003           2002          2003          2003           2002        Q2 2003     Q2 2003     YTD 2003
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and
 administrative expenses  $ 18,762       $ 16,981      $ 16,733      $ 51,606       $ 54,866        10%          12%         (6%)
As a percent of revenue        3.5%           5.0%          4.4%          4.1%           5.9%
------------------------------------------------------------------------------------------------------------------------------------

As compared to the third quarter of 2002, selling, general and administrative ("SG&A") expenses increased by 10%, or $1.8 million, and declined from 5.0% of revenue to 3.5% of revenue. The decline as a percentage of revenue is a result of the overall increase in revenue. The increase in SG&A expenses is primarily due to costs associated with our entry into India, the expansion of our retail and activation management activities in France and variable costs associated with a 58% increase in revenue.

As compared to the second quarter of 2003, SG&A expenses increased by 12%, or $2.0 million, and declined from 4.4% of revenue to 3.5% of revenue. The increase in SG&A expenses is primarily due to our entry into India and variable costs associated with a 41% increase in revenue, partially offset by a $900 thousand legal expense recovery, which reduced the SG&A expenses in the second quarter of 2003 and no such recovery was obtained in the third quarter of 2003.

For the nine months ended September 30, 2003, SG&A expenses decreased by 6%, or $3.3 million, and declined from 5.9% of revenue to 4.1% of revenue. The decrease was primarily due to reduced spending in the Americas division of approximately $4 million, the positive effect of cost reduction action taken in Europe of approximately $1 million and a $900 thousand legal expense recovery, offset by our entry into India and the expansion of our retail and activation management activities in France. Additionally, SG&A expenses in 2002 included severance payments of approximately $1.5 million.

Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. The Company completed the consolidation of the facility in April of 2003, however, continues to search for a sub-lessee. The facility consolidation affects the Americas operating segment. During the first six months of 2003, the Company recorded a pre-tax charge of $4.5 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.6 million. At September 30, 2003, the Company had $2.6 million of reserves related to the facility consolidation. Total cash outflows relating to the charge were approximately $1.0 million through September 30, 2003. At this time, the Company does not expect to incur significant additional costs related to the facility consolidation. If the Company is unsuccessful in finding a sub-lessee or the terms are less than originally estimated, the Company may incur additional expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Income (Loss) from Continuing Operations

                                          Three Months Ended                  Nine Months Ended
                               ------------------------------------------------------------------------
                                SEPTEMBER 30,  September 30,  June 30,   September 30,  September 30,
(in thousands)                      2003           2002         2003         2003           2002
-------------------------------------------------------------------------------------------------------
Operating income (loss) from
 continuing operations            $ 8,293        $ 2,986        $5,464    $ 12,163      ($ 4,215)
As a percent of revenue               1.6%           0.9%          1.4%        1.0%         (0.5%)
-------------------------------------------------------------------------------------------------------

Operating income from continuing operations for the third quarter of 2003 was $8.3 million, an increase of $5.3 million, or 178%, from the third quarter of 2002 and an increase of $2.8 million, or 52% from the second quarter of 2003. Of the 178% increase from the third quarter of 2002, the strengthening of foreign currencies relative to the U.S. dollar accounted for 11 percentage points. For the nine months ended September 30, 2003, the operating income (loss) from continuing operations (including the facility consolidation charge) increased by $16.4 million as compared to the same period of 2002. This increase is caused by the overall increase in revenue, related gross profit and the reduction in SG&A expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Income (Loss) from Continuing Operations

                                                  Three Months Ended                   Nine Months Ended
                                      -------------------------------------------------------------------------
                                       SEPTEMBER 30,   September 30,  June 30,    September 30, September 30,
(In thousands)                              2003           2002         2003          2003           2002
---------------------------------------------------------------------------------------------------------------
Income from continuing operations         $ 5,046        $ 11,121      $3,754        $ 6,540      $ 10,259
As a percent of revenue                       0.9%            3.3%        1.0%           0.5%          1.1%
---------------------------------------------------------------------------------------------------------------

For each period presented income from continuing operations was primarily attributable to the factors discussed above in the analyses of revenue, gross margin, SG&A and the facility consolidation charge. Additionally, for the three and nine months ended September 30, 2002, we repurchased the outstanding Convertible Notes resulting in a gain on debt extinguishment of $31.1 million and $43.6 million, respectively.

For the three months ended September 30, 2003, net interest expense decreased by approximately $1.0 million from the third quarter of 2002 and was relatively flat to the second quarter of 2003. For the nine months ended September 30, 2003, net interest expense decreased $3.5 million compared to the same period in 2002. These reductions are the direct result of reduced debt levels.

For the three months ended September 30, 2003, net other expenses were $0.9 million, an increase of $0.1 million from the third quarter of 2002 and an increase of $0.7 million from the second quarter of 2003. The increased net other expenses are attributable to the $450 thousand fine paid in the third quarter of 2003 in connection with the Company's previously announced settlement with the SEC and the recovery of $275 thousand related to the settlement of the shareholder derivative lawsuit in the second quarter of 2003.

During the third quarter of 2002, the Company repurchased 162,706 of our outstanding Convertible Notes with an accreted value of approximately $88 million. The Company recorded a $31.1 million gain on extinguishment of debt ($18.7 million, net of tax), which was previously reported as an extraordinary gain and has subsequently been reclassified to continuing operations in accordance with SFAS 145. For the three months ended September 30, 2003, loss on debt extinguishment was $100 thousand and represented the final fees incurred in connection with the repurchase of our Convertible Notes in 2002 and 2003.

During the third quarter of 2002, we recorded a non-cash impairment charge of $8.3 million relating to our investment in the Chinatron Group Holdings Limited ("Chinatron") Class B Preference Shares. Management was responsible for estimating the value of the Chinatron Class B Preference Shares. Based on our estimates, which included external valuations, our total investment in Chinatron Class B Preference Shares has an estimated fair market value of approximately $2 million.

Income from continuing operations was $5.0 million, or $0.27 per diluted share. This compares to income from continuing operations in the third quarter of 2002 of $11.1 million, or $0.62 per diluted share, and income from continuing operations in the second quarter of 2003 of $3.8 million, or $.20 per diluted share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Discontinued Operations

During 2002, we took action to better position ourselves for long-term and more consistent success by divesting or closing operations, which were not likely to generate an acceptable return on invested capital. The action included; i) the sale, through certain of our subsidiaries, of our interests in Brightpoint China Limited to Chinatron, ii) the sale, through certain of our subsidiaries, of our interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, iii) the sale, through certain of our subsidiaries, of certain operating assets of Brightpoint de Mexico. S.A. de C.V and our respective ownership interest in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. (SIMM), an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V, iv) closure of our Miami sales office and v) the continued execution of our 2001 Restructuring Plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Losses incurred in the three and nine months ended September 30, 2002, resulting from the above action totaled $1.6 million, or $0.09 per share, and $13.2 million, or $0.73 per share, respectively. Losses incurred in the three and nine months ended September 30, 2003 totaled $0.2 million, or $0.01 per share.

Net Income

As a result of the factors, charges and gains discussed above, our net income for the three months ended September 30, 2003 was $4.8 million compared to $9.5 million for the three months ended September 30, 2002. Our net income for the nine months ended September 30, 2003 was $6.3 million compared to a net loss of $43.7 million for the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Return on Invested Capital

The Company uses return on average invested capital from operations ("ROIC") to measure the effectiveness of its use of invested capital to generate profits. ROIC for the quarters ending September 30, 2003 and 2002 and June 30, 2002 was as follows:

                                                                              Three Months Ended
                                                       -----------------------------------------------------------------
                                                          SEPTEMBER 30,          September 30,             June 30,
                                                              2003                   2002                    2003
                                                       -------------------    -------------------    -------------------
Operating income after taxes:
Operating income                                       $             8,293    $             2,986    $             5,464
Plus: Facility consolidation charge                                     --                     --                    181
Less: Estimated income taxes                                        (2,309)                  (545)                (1,357)
                                                       -------------------    -------------------    -------------------
Operating income after taxes                           $             5,984    $             2,441    $             4,288
                                                       ===================    ===================    ===================

Invested capital:
Debt                                                   $             5,687    $            38,626    $            13,464
Stockholders' equity                                               127,169                106,780                120,235
                                                       -------------------    -------------------    -------------------
Invested capital                                       $           132,856    $           145,406    $           133,699
                                                       ===================    ===================    ===================

Average invested capital (2)                           $           133,278    $           178,242    $           127,452
                                                       ===================    ===================    ===================

Annualized quarterly ROIC (3)                                         18.0%                   5.5%                  13.5%
                                                       ===================    ===================    ===================

  1 Estimated income taxes were calculated by multiplying the sum of operating income and the facility consolidation charge to an effective tax rate.
  2 Represents the simple average of the beginning and ending invested capital amounts for the respective quarter.
  3 Calculated by dividing operating income after taxes by average invested capital and multiplying the result by four (4) to state ROIC on an annualized basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Three Months Ended September 30, 2003
     Net income                                                                   $             4,844
     Net interest expense                                                                         255
     Income taxes (includes income taxes included in Discontinued
          Operations)                                                                           2,010
     Depreciation and amortization                                                              3,074
                                                                                  -------------------
         EBITDA                                                                   $            10,183
                                                                                  ===================

     EBITDA is a non-GAAP financial measure. EBITDA provides management with an indicator of how much cash the Company generates, excluding any changes in working capital. Since the Company had experienced negative cash flow and high debt in prior periods, this has become an important measurement for management. Management also reviews and utilizes the entire statement of cash flows to evaluate cash flow performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Supplemental Non-GAAP Presentation Of Items Included In The Determination Of Income From Continuing Operations and Net Income

                                                                                          Three Months Ended
                                                                    ---------------------------------------------------------------
(Amounts in thousands, except per share data)                         September 30,           September 30,           June 30,
(Unaudited)                                                                2003                   2002                  2003
                                                                    -------------------    --------------------    ----------------
Amounts net of tax:
    Facility consolidation charge                                   $            --        $            --           $       137
    Impairment loss on long-term investment                                      --                  8,305                    --
    (Gain) loss on debt extinguishment                                           60                (18,664)                   --

Diluted per share amounts net of tax:
    Facility consolidation charge                                   $            --        $            --            $     0.01
    Impairment loss on long-term investment                                      --                   0.46                    --
    Gain on debt extinguishment                                                  --                  (1.04)                   --

                                                                                         Nine Months Ended
                                                                           -----------------------------------------------
              (Amounts in thousands, except per share data)                    September 30,            September 30,
                               (Unaudited)                                         2003                      2002
                                                                           ----------------------    ---------------------
Amounts net of tax:
    Facility consolidation charge                                             $        3,368              $        --
    Impairment loss on long-term investment                                               --                    8,305
    (Gain) loss on debt extinguishment                                                   218                  (26,177)
    Cumulative effect of a change in accounting principle                                 --                   40,748

Analysis of estimated effect on diluted per share amounts (net of tax):
    Facility consolidation charge                                             $         0.18                  $    --
    Impairment loss on long-term investment                                               --
    (Gain) loss on debt extinguishment                                                  0.01                    (1.46)
    Cumulative effect of a change in accounting principle                                 --                     2.27



In addition to the GAAP results provided throughout this press release, the Company has provided the table above setting forth certain items that are included in our GAAP results. This non-GAAP presentation of certain material items does not replace the presentation of the Company's GAAP financial results. The items shown in the supplemental table above are items, previously excluded by the Company, in presenting certain non-GAAP financial measures in earlier earnings press releases and Form 10-Q's. The Company has provided this supplemental non-GAAP information because it believes that it may provide investors with information necessary to perform meaningful comparisons of the Company's continuing operations for the periods presented in this Form 10-Q. Additionally, the Company has the ability to make a determination of the probable tax consequences of these events, which an investor may not. The consequences of income taxes on items excluded in our non-GAAP presentation have varied materially in the past from the Company's average effective tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(Amounts in thousands)                                               September 30, 2003         December 31, 2002
------------------------------------------------------------      ------------------------   -----------------------
Cash and cash equivalents (includes pledged cash)                            $ 78,545                   $ 58,532
Working capital                                                              $ 74,424                   $ 60,995
Current ratio                                                                 1.25: 1                   1.29 : 1
------------------------------------------------------------      ------------------------   -----------------------

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital at September 30, 2003 compared to December 31, 2002 is comprised primarily of the effect of increased accounts receivable, increased inventory levels and favorable vendor payment terms. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of our operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

Net cash provided by operating activities
For the nine months ended September 30, 2003, net cash provided by operating activities was $29.2 million, as compared to $42.6 million for the same period in 2002. During 2003, as a result of the demand for working capital required to support the increased revenues net cash provided by operating activities declined $13.4 million as compared to the same period in 2002.

   Cash Conversion Cycle Days

                                                     September 30,            December 31,             September 30,
                                                         2003                     2002                      2002
                                                  --------------------     --------------------     ---------------------
   Average days sales outstanding                                   26                       28                        30
   Average days inventory on-hand                                   20                       22                        20
   Average days payable outstanding                                (42)                     (39)                      (32)
                                                  --------------------     --------------------     ---------------------
        Cash Conversion Cycle Days                                   4                       11                        18
                                                  ====================     ====================     =====================

The reduction in cash conversion cycle days was primarily the result of the extension of vendor payment terms and payments and our efforts to reduce accounts receivable. A cash conversion cycle of 4 days may not be sustainable. Details of our methodology for calculating cash conversion cycle days are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Unrestricted cash and cash equivalents at September 30, 2003 increased by approximately $17.8 million when compared to December 31, 2002 and pledged cash increased by approximately $2.2 million at September 30, 2003 when compared to December 31, 2002. The increase in unrestricted cash is primarily the result of cash generated from operating activities of approximately $29 million, offset primarily by payments on credit facilities and repurchases of bonds of approximately $18 million and capital expenditures of $3.3 million. In the ordinary course of business, the Company may receive large customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

payments, at any given time, and may make large supplier payments, at any given time. The timing of these types of payments, in conjunction with the timing of certain operating expenses, such as monthly real estate lease payments and payroll disbursements can cause our cash balance to fluctuate throughout the quarter. The increase in pledged cash is primarily the result of increasing certain cash-secured letters of credit in the Asia-Pacific division.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product distribution revenue and fee-based integrated logistics services revenue. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company generally requires no collateral from its customers to secure trade accounts receivable with the exception of secured letters of credit from certain customers. The Company's Asia-Pacific division represents 55% of total revenue for the nine months ended September 30, 2003. The loss or a significant reduction in business activities in this division could have a material adverse affect on the Company's revenue and results of operations. For the three months ended September 30, 2003, one customer from the Asia-Pacific division, Reliance Industries Limited, represented 14.7% of the Company's revenue. For the nine months ended September 30, 2003, there were no customers that represented greater than 10% of the Company's revenue.

The increase in accounts receivable during the nine months ended September 30, 2003, was primarily attributable to the increased revenues generated from the Asia-Pacific and Europe divisions, offset by successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations in the Europe division. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received from the sales of accounts receivable during the nine months ended September 30, 2003 and 2002 totaled $200.4 million and $150.0 million, respectively. Additionally, in the second quarter of 2003, in exchange for payment of accounts receivable we accepted a secured interest bearing note receivable from a customer totaling approximately $3.3 million, due in December 2003 which is included on the Consolidated Balance Sheet in "Other current assets". The customer has been making interest payments on this note receivable and has made a partial principal payment of approximately $340 thousand.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In certain circumstances, the Company may be required to repurchase accounts receivable sold including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. The potential maximum future payments the Company may be required to repurchase is equal to the outstanding amounts for the respective periods. In 2002, the Company repurchased $150 thousand of receivables from banks or other third party financing institution. In the first quarter of 2003, the Company repurchased $900 thousand of accounts receivable sold related to its arrangement in Ireland. This liability

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

was accrued at December 31, 2002. Concurrently, the receivable was written off to bad debt. The Company does not believe any further significant repurchases will be required, therefore, no liability has been recorded at September 30, 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or in certain situations the Company may provide a guarantee of its subsidiaries obligations. Pursuant to these arrangements, approximately $26.5 million and $30.1 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at September 30, 2003 and December 31, 2002, respectively.

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

Additionally, our accounts receivable are concentrated with network operators, agent dealers and retailers operating in the wireless telecommunications and data industry. Delays in collection or the uncollectibility of accounts receivable could have an adverse effect on our liquidity and working capital position. We intend to offer open account terms to additional customers, that subjects us to further credit risks, particularly in the event that receivables are concentrated in particular geographic markets or with particular customers. We seek to minimize losses on credit sales by closely monitoring our customers' credit worthiness and by obtaining, where available, credit insurance or security on open account sales to certain customers.

At September 30, 2003, our allowance for doubtful accounts was $6.5 million compared to $5.3 million at December 31, 2002, which we believe is adequate for the size and nature of our receivables at those dates. For the nine months ended September 30, 2003, bad debt expense as a percent of revenues was less than 1.0%. However, in connection with our 1999 and 2001 restructuring plans, we have incurred significant accounts receivable impairments because we ceased doing business in certain markets, significantly reducing our ability to collect the related receivables.

The increase in inventories during the nine months ended September 30, 2003 are due primarily to increased revenue volume in the Europe and Asia-Pacific divisions, offset by early payment terms taken with suppliers. However, as a result of increased revenues and improved inventory management, our days of inventory on hand has declined from 22 days at December 31, 2002 to 20 days at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. Contract financing receivables decreased to $13.7 million at September 30, 2003 from $17.0 million at December 31, 2002. In addition, we have vendor payables of $19.4 million and $22.1 million at September 30, 2003 and December 31, 2002, respectively, that represent the unfunded portion of these contract financing receivables. The disproportionate change in unfunded contract financing receivables to contract financing receivables is related to temporary timing differences of cash payments for certain contract financing of inventory purchases. These receivables included $3.0 million and $5.8 million of wireless products located at our facilities at September 30, 2003 and December 31, 2002 respectively. In addition, we have commitments under these contracts to provide inventory financing for these customers pursuant to various limitations defined in the applicable service agreements.

The increase in accounts payable at September 30, 2003 of $96.6 million, when compared to December 31, 2002, is due primarily to increased vendor payables in our Asia-Pacific division relating to certain inventory purchases in connection with the launch of our India operations. We rely on our suppliers to provide trade credit financing and favorable payment terms to adequately fund our on-going operations and product purchases. The payment terms received from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

Net cash provided by investing activities
For the nine months ended September 30, 2003, net cash provided by investing activities was $3.2 million compared to $4.6 million in the same period of 2002. The decrease is due primarily to the reduction of contract financing of inventory and receivables offered to certain network operator customers and their agents and manufacturer customers under contractual arrangements.

At September 30, 2003, net property and equipment decreased $6.5 million from December 31, 2002, due primarily to depreciation expense and the write-off of certain fixed assets in connection with the consolidation of our Richmond, California call center to our facility in Plainfield, Indiana as discussed previously. For the nine months ended September 30, 2003, capital expenditures totaled $3.3 million as compared to $7.3 million in the same period of 2002.

The increase in goodwill and other intangibles of $3.2 million at September 30, 2003, as compared to December 31, 2002, is primarily the result of certain small purchase acquisitions in France during the first quarter of 2003 and the effects of the translation of foreign currency denominated goodwill and other intangibles as foreign currencies strengthened against the U.S. dollar during the nine months ended September 30, 2003. See Note 8 to the Consolidated Financial Statements for further discussion regarding our acquisition activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used by financing activities
For the nine months ended September 30, 2003, net cash used by financing activities decreased by $59.7 million, compared to the same period in 2002, as a result of reduced debt.

On July 7, 2003, the Company amended the Credit Agreement between Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other Credit Parties and General Electric Capital Corporation. The amendment provides consent to join Brightpoint Activation Services LLC and to become joinder of the Agreement as other Credit Parties.

In the first quarter of 2003, the Company repurchased 21,803 of the 21,932 zero coupon, subordinated, convertible notes (Convertible Notes) then outstanding. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note), which approximated their accreted value. As of March 31, 2003, the Company had repurchased all but 129 Convertible Notes outstanding with an accreted value of approximately $0.07 million. On April 30, 2003, the Company redeemed all of the remaining Convertible Notes.

At September 30, 2003 and December 31, 2002, there was $5.6 million and $10.1 million outstanding under all credit agreements, respectively. Available funding, net of the applicable required availability minimum at September 30, 2003 and December 31, 2002, was $42.4 million and $41.9 million, respectively. At September 30, 2003 and December 31, 2002, the Company was in compliance with the covenants in its credit agreements.

Cash-secured letters of credits of approximately $15.2 million supporting the Company's Brightpoint Asia Limited and Brightpoint Philippines operations were issued by financial institutions on behalf of the Company and are outstanding at September 30, 2003. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2003, Emerging Issues Task Force (EITF) Issued No. 00-21, Revenue Arrangements with Multiple Deliveries. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. EITF 00-21 is effective for revenue arrangements entered into in periods (including quarterly periods) beginning after June 15, 2003. The Company adopted this standard on a prospective basis. The adoption of EITF 00-21 related to new agreements did not have an impact on the Company.

In 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity ("VIE") as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The adoption of FIN No. 46 did not have material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 was effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have material impact on the financial position or results of operations of the Company.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have material impact on the financial position or results of operations of the Company. In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002. The Company has issued certain

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in the Company's financial statements. These guarantees are excluded from the scope of FIN 45 because they are a parent's guarantee of a consolidated subsidiary's debt to a third party.

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of September 30, 2003, the Company has issued $24.0 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or more of these suppliers, the suppliers may draw on the standby letter of credit issued to them. The maximum future payments under these letters of credit are $24.0 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in Note 6. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at September 30, 2003 is approximately $26.5 million.

Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith, we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we have reimbursed certain of our current and former executive officers and intend to reimburse our officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During the nine months ended September 30, 2003, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $1,428 and $26,606 in legal fees were paid on behalf of John P. Delaney, the Company's former Chief Accounting Officer, and Phillip A. Bounsall, the Company's former Chief Financial Officer, respectively. For the same period in 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $92,742 and $44,502 in legal fees were paid on behalf of John P. Delaney and Phillip A. Bounsall, respectively.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146 during 2003 to the consolidation of its call center activities in Richmond, California. See Note 2 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds both FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("FASB Statement No. 4"), and an amendment to that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FASB Statement No. 64"). FASB Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements would be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 and FASB Statement No. 64 shall be applied for fiscal years beginning after May 15, 2002.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the three months ended September 30, 2003, would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at September 30, 2003.

A portion of our revenue and expenses are transacted in markets worldwide and are denominated in currencies other than the U.S. Dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

We are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. Our primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe and the Asia/Pacific region. Our foreign currency risk management program is designed to reduce but not eliminate unanticipated fluctuations in earnings, cash flows and the value of foreign investments caused by volatility in currency exchange rates by hedging, where believed to be cost-effective, significant exposures with foreign currency exchange contracts, options and foreign currency borrowings. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as a 10% strengthening or weakening of the U.S. Dollar) in all exchange rates would not have had a material impact on our results of operations for September 30, 2003. At September 30, 2003, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended September 30, 2003 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART 11.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In October 2003, the Company settled the action brought against it by Chanin Capital Partners LLC ("Chanin") on November 25, 2002 in the United States District Court for the Southern District of Indiana Civil Action No. 1:02-CV-1834-JDT-WTL. Pursuant to the settlement the Company paid Chanin $725,000 and the action was dismissed with prejudice. Net of amounts accrued in 2002, an additional $100,000 was recorded as a loss on debt extinguishment.

In September 2003, the Company settled with the SEC the previously disclosed investigation conducted by the SEC. Pursuant to the settlement, the Company, without admitting or denying any of the SEC's allegations, consented to the entry of an administrative order to cease and desist from violations of the anti-fraud, books and records, internal controls and periodic reporting provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933. The Company also paid a fine of $450,000 pursuant to an order entered in the United States District Court for the Southern District of New York. The administrative cease and desist order alleged that the Company, through the actions of John Delaney, its former Controller and Chief Accounting Officer and Timothy Harcharik, its former Director of Risk Management, committed fraud through the purchase and use of a purported insurance policy to misrepresent the Company's losses as insured losses. The Company restated its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001 on November 13, 2001 and January 31, 2002 to account for payments made under the purported insurance policy. Delaney and Phillip Bounsall, the Company's former Chief Financial Officer, also reached settlements with the SEC. During the third quarter of 2003 the fine was recorded in net other expense.

In the ordinary course of conducting its business, the Company is from time to time, also involved in certain legal proceedings. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial statements, including earnings and liquidity.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company has entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, the Company has reimbursed certain of its former and current executive officers and intends to reimburse its officers and directors for their personal legal expenses arising from certain litigation and regulatory matters.

The Company's subsidiary in South Africa, whose operations were discontinued pursuant to the 2001 Restructuring Plan, has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.2 million U.S. dollars (at current exchange rates) including penalties and interest. The potential assessment is not estimable and, therefore, is not reflected as a liability or recorded as an expense.

PART 11.  OTHER INFORMATION

ITEM 6.    EXHIBITS

    (a)  Exhibits

         The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 52 of this report.

    (b)  Reports on Form 8-K

         (i) On September 11, 2003, we filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure". The Company reported its settlement with the Securities and Exchange Commission of the previously disclosed investigation by the Commission relating to the Company's accounting treatment of a certain purported insurance policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Brightpoint, Inc.
                                          -----------------
                                           (Registrant)



Date: October 30, 2003                    /s/ Frank Terence
     -----------------                    -----------------------------------

                                          Frank Terence
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)



Date: October 30, 2003                    /s/ Lisa M. Kelley
     -----------------                    -------------------------------------

                                          Lisa M. Kelley
                                          Sr. Vice President,
                                          Chief Accounting Officer and
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No. Description

     10.40 Indemnification Agreement between the Company and Frank Terence dated July 29, 2003

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing
              Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing
              Section 302 of the Sarbanes-Oxley Act of 2002

     32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     99.1     Cautionary Statements