Form 10-K/A
period 2002-12-31
BRIGHTPOINT  INC
filed 2003-11-25
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                  AMPS -- 1st Generation Analog
                  TDMA, CDMA, GSM, iDEN(R) -- 2nd Generation Digital (often called 2G)
                  GPRS, EDGE, 1xRTT -- 2.5 Generation Digital (often called
                  2.5G)
                  W-CDMA/UMTS, 1xEV-DV - 3rd Generation Digital (often called
                  3G)

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

         -        general economic conditions; and

         -        product availability and pricing.

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

         -        promotions and subsidies by wireless network operators.

         - the timing of local holidays and other events affecting consumer demand;

         - the timing of introduction of new products by our suppliers and competitors;

         -        purchasing patterns of customers in different markets;

         -        general economic conditions; and

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

                                         NUMBER OF       AGGREGATE      APPROXIMATE
                                       LOCATIONS (1)   SQUARE FOOTAGE   MONTHLY RENT
                                       -------------   --------------   ------------
The Americas........................               4          848,300   $    529,000
Asia-Pacific........................               4           63,934         37,000
Europe .............................               5          180,080        124,000
                                       -------------   --------------   ------------
                                                  13        1,092,314   $    690,000
                                       =============   ==============   ============

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

         The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                               CLASS III DIRECTORS

                             (Term Expires in 2003)

                                                PRINCIPAL OCCUPATION
NAME OF DIRECTOR      AGE                          OR EMPLOYMENT                                DIRECTOR SINCE
----------------      ---   -----------------------------------------------------------------   --------------
Catherine M. Daily    40    Professor, Kelley School of Business at Indiana University               2002

Eliza Hermann         41    Vice President Human Resources - Gas Power & Renewables of BP plc        2003

Marisa E. Pratt       38    Vice President - Finance of Eli Lilly Canada                             2003

Jerre L. Stead        60    Retired Chairman and Chief Executive Officer of Ingram Micro Inc.        2000

                                CLASS I DIRECTORS

                             (Term Expires in 2004)

                                                      PRINCIPAL OCCUPATION
NAME OF DIRECTOR       AGE                               OR EMPLOYMENT                               DIRECTOR SINCE
----------------       ---   ---------------------------------------------------------------------   --------------
J. Mark Howell......   38    President of Brightpoint                                                     1994

Stephen H. Simon....   37    President and Chief Executive Officer, Melvin Simon & Associates,Inc.        1994

Todd H. Stuart......   37    Vice President and Director of Stuart's Moving and Storage, Inc..            1997

                               CLASS II DIRECTORS
                             (Term Expires in 2005)

                                                  PRINCIPAL OCCUPATION
NAME OF DIRECTOR       AGE                           OR EMPLOYMENT                              DIRECTOR SINCE
----------------       ---   ----------------------------------------------------------------   --------------
Robert J. Laikin....   39    Chairman of the Board and Chief Executive Officer of Brightpoint        1989

Robert F. Wagner....   68    Partner of Law Firm of Lewis & Wagner                                   1994

Richard W. Roedel      53    Retired Chairman and Chief Executive Officer of BDO Seidman, LLP        2002

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

         Richard W. Roedel, has been a director and Chairman of our Audit Committee since October 2002 and currently is a member of our Corporate Governance and Nominating Committee. From 1999 to 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman, LLP, the United States member firm of BDO International. Before becoming Chairman and Chief Executive Officer, he was the Managing Partner of BDO Seidman's New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel is a co-founder and principal of Pinnacle Ventures LLC, which provides funding and management expertise to privately held companies. Mr. Roedel received a B.S. degree in accounting and economics from The Ohio State University and is a Certified Public Accountant. Mr. Roedel is a director of Take-Two Interactive Software, Inc. a manufacturer and marketer of video games, and Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer.

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

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                              ------------
                                                           ANNUAL COMPENSATION                   AWARDS
                                                -----------------------------------------     ------------
                                                                                               SECURITIES
                                                                           OTHER ANNUAL        UNDERLYING
    NAME AND PRINCIPAL POSITION          YEAR    SALARY       BONUS      COMPENSATION (1)      OPTIONS(2)
-------------------------------------    ----   ---------   ----------   ----------------     ------------
Robert J. Laikin.....................    2002   $ 450,000   $  225,000   $          5,500          132,857
Chairman of the Board and Chief          2001     450,000            -             88,550           19,999
Executive Officer                        2000     350,000      288,750              2,550           48,571

J. Mark Howell.......................    2002   $ 325,000   $  162,500   $          5,500           79,047
President and Chief Operating            2001     325,000            -             76,050           15,714
Officer                                  2000     250,000      206,250              2,550           37,143(3)

Frank Terence (6)....................    2002   $ 181,278   $   97,944   $        182,578(7)       107,143

Executive Vice President, Chief
Financial Officer and Treasurer

Steven E. Fivel......................    2002   $ 275,000   $  137,500   $          5,500           61,428
Executive Vice President, General        2001     225,000            -             36,300           10,714
Counsel and Secretary                    2000     175,000      108,400              2,550           25,000(3)

Phillip A. Bounsall (5)..............    2002   $  96,667            -   $      1,003,673(4)        14,047
Former Executive Vice President,         2001     290,000            -             44,800           13,571
Chief Financial Officer and              2000     225,000      185,625              2,550           32,857(3)
Treasurer

(1) Except as otherwise noted below, represents our matching contributions to the respective employees 401(k) accounts and includes immaterial refunds of less than $5,000 per year from the 401(k) Plan paid in 2003, 2002 and 2001, relating to ERISA compliance testing for the years 2002, 2001 and 2000. Also includes payments received by the executive officers named above pursuant to the offer to exchange certain stock options that we made to our employees and directors during 2001.

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

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information with respect to individual stock options granted during fiscal 2002 to each of the Named Executives:

                                                                              POTENTIAL REALIZABLE
                                        % OF TOTAL                              VALUE AT ASSUMED
                                         OPTIONS                             ANNUAL RATES OF STOCK
                             SHARES     GRANTED TO                           PRICE APPRECIATION FOR
                           UNDERLYING   EMPLOYEES    EXERCISE                  OPTION TERM ($) (2)
                             OPTIONS    IN FISCAL     PRICE     EXPIRATION   ----------------------
         NAME              GRANTED(1)      YEAR       ($/SH)       DATE          5%          10%
------------------------   ----------   ----------   --------   ----------   ----------     -------
Robert J. Laikin........       32,857          4.1       6.37    4/18/2007       57,825     127,779
                              100,000         12.6       8.69   12/11/2007      240,089     530,533

J. Mark Howell..........       29,047          3.7       6.37    4/18/2007       51,120     112,962
                               50,000          6.3       8.69   12/11/2007      120,044     265,267

Frank Terence...........       42,857          5.4       5.60    4/16/2007       66,307     146,522
                               14,286          1.8       1.49    9/25/2007        5,881      12,995
                               50,000          8.7       8.69   12/11/2007      120,044     265,267

Steven E. Fivel.........       11,428          1.4       6.37    4/18/2007       20,112      44,443
                               50,000          6.3       8.69   12/11/2007      120,044     265,267

Phillip A. Bounsall.....       14,047          1.8       6.37    4/18/2007       24,722      54,628

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning each exercise of stock options by each of the Named Executives during the fiscal year ended December 31, 2002 and the value of unexercised stock options held by the Named Executives as of December 31, 2002:

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                              SHARES               OPTIONS AT DECEMBER 31, 2002      DECEMBER 31, 2002 (1)
                             ACQUIRED              ----------------------------------------------------------
                                ON       VALUE
           NAME              EXERCISE   REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------   --------   --------   -----------    -------------   -----------   -------------
Robert J. Laikin..........          -   $      -        75,713          155,712   $         -   $      50,271
J. Mark Howell............          -          -       158,808           96,664             -          44,442
Frank Terence.............          -          -             -          107,143             -         190,144
Steven E. Fivel...........          -          -        39,165           73,331             -          17,485
Phillip A. Bounsall.......          -          -        91,900                -        21,492               -

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

         We entered into an employment agreement with Mr. Bounsall similar in all respects to the terms and conditions of our agreement with Mr. Fivel except that (a) the annual base compensation for Mr. Bounsall under the terms of the agreement was $290,000 and (b) if Mr. Bounsall terminated his employment without Good Reason, as defined, within 12 months after a "change in control" or if prior to and not as a result of a change in control, Mr. Bounsall terminated his employment for Good Reason or his employment was terminated by us other than for disability or cause, as defined in the agreement, Mr. Bounsall would be entitled to receive the highest of (i) $870,000 or (ii) three times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination. Mr. Bounsall ceased to be our Executive Vice President, Chief Financial Officer and Treasurer effective as of April 22, 2002. In connection with the termination of Mr. Bounsall's employment and his employment agreement with us, we entered into a separation and general release agreement with Mr. Bounsall pursuant to which we paid Mr. Bounsall a severance payment in the aggregate amount of $1 million of which $500,000 was paid to Mr. Bounsall on the date of execution of the severance agreement and the balance of $500,000 was placed in escrow during 2002 and released to him in January of 2003. In addition, pursuant to the separation and general release agreement with Mr. Bounsall, the vesting of certain options to purchase our Common Stock was accelerated. All of the options that were accelerated expire on April 22, 2004.

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

                                               AMOUNT AND
                                                NATURE OF     PERCENTAGE OF
                                               BENEFICIAL      OUTSTANDING
 NAME AND ADDRESS OF BENEFICIAL OWNER(1)      OWNERSHIP(2)    SHARES OWNED
------------------------------------------    ------------    -------------
Robert J. Laikin (3)......................         218,927          2.7

J. Mark Howell (4)........................         206,713          2.5

Steven E. Fivel (5).......................          48,359           *

Frank Terence (6).........................          21,429           *

Phillip A. Bounsall (14)..................          96,402          1.2

Catherine Daily (11)......................               -           *

Eliza Hermann ............................               -           *

Stephen H. Simon (7)......................           2,364           *

Marisa K. Pratt (12)......................              14           *

Richard W. Roedel (13)....................               -           *

Jerre L. Stead (8)........................          14,301           *

Todd H. Stuart (9)........................           4,507           *

Robert F. Wagner (10).....................           8,815           *

Timothy S. Durham (15)....................         444,707          5.5

All executive officers and directors
as a group (twelve persons) (16)..........         524,573          6.3

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

(12)     Represents 14 shares owned by Ms. Pratt.

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

EQUITY COMPENSATION PLANS

                                        Number of             Weighted-         Number of securities
                                     securities to be      average exercise      remaining available
                                        issued upon           price of           for issuance under
                                        exercise of          outstanding         equity compensation
                                    outstanding options      options and          plans (excluding
                                        and rights              rights         securities reflected in
                                                                                    column (a))
         Plan Category                      (a)                  (b)                    (c)
---------------------------------   -------------------    ----------------    -----------------------
Equity compensation plans
approved by security holders:
(1994 Stock Option Plan and
Non-Employee Director Stock
Option Plan)                                    908,543    $         22.947                     76,109

Equity compensation plans not
approved by security holders (1):
(1996 Stock Option Plan)                        456,664    $         21.808                     67,793
                                    -------------------    ----------------     ----------------------
Total                                         1,365,207    $         22.567                    143,902
                                    ===================    ================     ======================

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

3.1.2 Amendment to Certificate of Incorporation of the Company dated June 26, 2002 (18)

3.2      Amended and Restated By-Laws of the Company (5)

3.3 Certificate of Merger of Brightpoint, Inc. into Wholesale Cellular USA, Inc., effective September 15, 1995 (2)

4.1      Indenture between the Company and the Chase Manhattan Bank, as Trustee
         (6)

4.2 Credit Agreement dated as of October 31, 2001 (as amended) among Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation (15)

10.1     1994 Stock Option Plan, as amended (11)*

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

10.37 Amendment dated July 8, 2002 to the Agreement between the Company and Chanin Capital Partners dated June 6, 2002 (21)

10.38    Brightpoint, Inc. 401(k) Plan, effective October 1, 2002 (21)

21       Subsidiaries (21)

23       Consent of Independent Auditors (16)

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(21)

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (21)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Cautionary Statements (21)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BRIGHTPOINT, INC.

Date: November 25, 2003                            /s/Robert J.Laikin
                                              ---------------------------------
                                              By: Robert J. Laikin
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                     TITLE                                       DATE
------------------------------     ---------------------------------------------------        -----------------
/s/  Robert J. Laikin              Chairman of the Board                                      November 25, 2003
------------------------------     Chief Executive Officer and
Robert J. Laikin                   Director (Principal Executive Officer)


/s/ J.Mark Howell                  President and                                              November 25, 2003
------------------------------     Director
J. Mark Howell

/s/ Frank Terence                  Executive Vice President, Chief Financial                  November 25, 2003
------------------------------     Officer and Treasurer (Principal Financial Officer)
Frank Terence

/s/ Lisa Kelley                    Senior Vice President and Corporate Controller             November 25, 2003
------------------------------     (Principal Accounting Officer)
Lisa Kelley

/s/ Catherine M. Daily             Director                                                   November  25, 2003
------------------------------
Catherine M. Daily

                                   Director                                                   November 25, 2003
------------------------------
Eliza Hermann

/s/ Marisa E. Pratt                Director                                                   November 25, 2003
------------------------------
Marisa E. Pratt

/s/ Richard W. Roedel              Director                                                   November 25, 2003
------------------------------
Richard W. Roedel

/s/ Stephen H. Simon               Director                                                   November 25, 2003
------------------------------
Stephen H. Simon

/s/ Jerre L. Stead                 Director                                                   November 25, 2003
------------------------------
Jerre L. Stead

/s/ Todd H. Stuart                 Director                                                   November 25, 2003
------------------------------
Todd H. Stuart

/s/ Robert F. Wagner               Director                                                   November 25, 2003
------------------------------
Robert F. Wagner

FINANCIAL                                                           APPENDIX A
INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Report of Independent Auditors....................................   A-2

Management's Responsibility for Financial Statements..............   A-2

Consolidated Statements of Operations.............................   A-3

Consolidated Balance Sheets.......................................   A-4

Consolidated Statements of Cash Flows.............................   A-5

Consolidated Statements of Stockholders' Equity...................   A-6

Notes to Consolidated Financial Statements........................   A-7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations...........................   A-40

Operating Segments................................................   A-63

Future Operating Results..........................................   A-65

Financial Market Risk Management..................................   A-66

Other Information.................................................   A-67

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

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

                                                                                         YEAR ENDED DECEMBER 31
                                                                               -------------------------------------------
                                                                                  2002            2001            2000
                                                                               -----------     -----------     -----------
Revenue                                                                        $ 1,276,067     $ 1,263,700     $ 1,297,164
Cost of revenue                                                                  1,204,073       1,189,925       1,163,335
                                                                               -----------     -----------     -----------
Gross profit                                                                        71,994          73,775         133,829

Selling, general and administrative expenses                                        71,247          66,396          72,688
Facility consolidation charge                                                            -             605           6,972
                                                                               -----------     -----------     -----------
Operating income from continuing operations                                            747           6,774          54,169

Interest expense                                                                     5,899           8,170           5,757
Impairment loss on long-term investment                                              8,305               -               -
Other expenses                                                                       1,936             131              60
                                                                               -----------     -----------     -----------
Income (loss) from continuing operations before income taxes                       (15,393)         (1,527)         48,352

Income tax expense (benefit)                                                        (2,569)           (325)         16,457
                                                                               -----------     -----------     -----------
Income (loss) from continuing operations                                           (12,824)         (1,202)         31,895

Discontinued operations:
     Income (loss) from discontinued operations                                    (12,861)        (22,098)            953
     Gain (loss) on disposal of discontinued operations                             (2,617)        (34,301)            847
                                                                               -----------     -----------     -----------
Total discontinued operations                                                      (15,478)        (56,399)          1,800

Income (loss) before extraordinary item and cumulative effect                      (28,302)        (57,601)         33,695

Extraordinary gain on debt extinguishment, net of tax                               26,629           4,300           9,988
Cumulative effect of a change in accounting principle, net of tax                  (40,748)              -               -
                                                                               -----------     -----------     -----------

Net income (loss)                                                              $   (42,421)    $   (53,301)    $    43,683
                                                                               ===========     ===========     ===========

Basic per share:
     Income (loss) from continuing operations                                  $     (1.60)    $     (0.15)    $      4.02
     Discontinued operations                                                         (1.94)          (7.07)           0.23
     Extraordinary gain on debt extinguishment, net of tax                            3.33            0.54            1.26
     Cumulative effect of a change in accounting principle, net of tax               (5.09)              -               -
                                                                               -----------     -----------     -----------
     Net income (loss)                                                         $     (5.30)    $     (6.68)    $      5.51
                                                                               ===========     ===========     ===========

Diluted per share:
     Income (loss) from continuing operations                                  $     (1.60)    $     (0.15)    $      3.98
     Discontinued operations                                                         (1.94)          (7.07)           0.22
     Extraordinary gain on debt extinguishment, net of tax                            3.33            0.54            1.25
     Cumulative effect of a change in accounting principle, net of tax               (5.09)              -               -
                                                                               -----------     -----------     -----------
     Net income (loss)                                                         $     (5.30)    $     (6.68)    $      5.45
                                                                               ===========     ===========     ===========

Weighted average common shares outstanding:
     Basic                                                                           7,998           7,973           7,923
                                                                               ===========     ===========     ===========
     Diluted                                                                         7,998           7,973           8,015
                                                                               ===========     ===========     ===========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                                      DECEMBER 31
                                                               -------------------------
                                                                  2002           2001
                                                               ----------     ----------
ASSETS
Current assets:
     Cash and cash equivalents                                 $   43,798     $   58,295
     Pledged cash                                                  14,734         16,657
     Accounts receivable (less allowance for doubtful
       accounts of $5,328 in 2002 and $6,272 in 2001)             111,771        181,755
     Inventories                                                   73,472        137,549
     Contract financing receivable                                 16,960         60,404
     Other current assets                                          12,867         33,115
                                                               ----------     ----------
Total current assets                                              273,602        487,775

Property and equipment                                             35,696         45,047
Goodwill and other intangibles                                     14,153         61,258
Other assets                                                       12,851         15,340
                                                               ----------     ----------
Total assets                                                   $  336,302     $  609,420
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $  129,621     $  194,776
     Accrued expenses                                              48,816         52,743
     Unfunded portion of contract financing receivable             22,102         45,499
     Lines of credit, short-term                                       51         10,323
     Convertible notes, short-term                                 12,017              -
                                                               ----------     ----------
Total current liabilities                                         212,607        303,341
                                                               ----------     ----------

Long-term liabilities:
     Lines of credit                                               10,052         24,419
     Convertible notes                                                  -        131,647
                                                               ----------     ----------
Total long-term liabilities                                        10,052        156,066
                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                      -              -
     Common stock, $0.01 par value: 100,000 shares
       authorized; 8,021 and 7,980 issued and
       outstanding in 2002 and 2001, respectively                      80             80
     Additional paid-in capital                                   214,624        214,452
     Retained earnings (deficit)                                  (89,466)       (47,045)
     Accumulated other comprehensive loss                         (11,595)       (17,474)
                                                               ----------     ----------
Total stockholders' equity                                        113,643        150,013
                                                               ----------     ----------

Total liabilities and stockholders' equity                     $  336,302     $  609,420
                                                               ==========     ==========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                    ----------------------------------------
                                                                       2002           2001           2000
                                                                    ----------     ----------     ----------
OPERATING ACTIVITIES
Net income (loss)                                                   $  (42,421)    $  (53,301)    $   43,683
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                      12,431         12,039         12,201
     Amortization of debt discount                                       3,709          5,182          7,169
     Income tax benefits from exercise of stock options                      -              -          2,717
     Impairment loss on long-term investment                             8,305              -              -
     Minority interest and deferred taxes                               12,852         (6,478)        (1,911)
     Pledged cash requirements                                           1,923        (16,657)             -
     Facilities consolidation charge                                         -            605          6,972
     Discontinued operations                                            15,478         56,399         (1,800)
     Extraordinary gain on debt extinguishment, net of tax             (26,629)        (4,300)        (9,988)
     Cumulative effect of accounting change, net of tax                 40,748              -              -
     Changes in operating assets and
       liabilities, net of effects from acquisitions:
         Accounts receivable                                            70,068         13,981         10,667
         Inventories                                                    53,888         77,912        (86,351)
         Other operating assets                                         17,450          4,307          3,190
         Accounts payable and accrued expenses                         (89,163)       (27,355)        47,453
     Net cash provided (used) by discontinued operations                (8,517)       (11,695)         2,894
                                                                    ----------     ----------     ----------
Net cash provided by operating activities                               70,122         50,639         36,896

INVESTING ACTIVITIES
Capital expenditures                                                    (8,671)       (27,442)       (14,664)
Purchase acquisitions, net of cash acquired                                  -         (7,963)        (6,215)
Cash effect of divestiture                                              (6,307)             -              -
Proceeds from Mexico sale                                                2,758              -              -
Decrease (increase) in funded contract financing receivables            20,750         (5,199)        (4,210)
Decrease (increase) in other assets                                        169         (1,638)           108
                                                                    ----------     ----------     ----------
Net cash provided (used) by investing activities                         8,699        (42,242)       (24,981)

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                           (18,436)       (18,934)         7,682
Repurchase of convertible notes                                        (75,015)       (10,095)       (29,329)
Proceeds from common stock issuances under employee stock
       option and purchase plans                                           173            259          6,724
                                                                    ----------     ----------     ----------
Net cash used by financing activities                                  (93,278)       (28,770)       (14,923)

Effect of exchange rate changes on cash and cash equivalents               (39)        (1,050)        (2,535)
                                                                    ----------     ----------     ----------
Net decrease in cash and cash equivalents                              (14,496)       (21,423)        (5,543)
Cash and cash equivalents at beginning of year                          58,295         79,718         85,261
                                                                    ----------     ----------     ----------
Cash and cash equivalents at end of year                            $   43,798     $   58,295     $   79,718
                                                                    ==========     ==========     ==========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)
2000 Activity:

                                                                                     Accumulated
                                                          Additional   Retained         Other           Total
                                                Common     Paid-in     Earnings     Comprehensive   Stockholders'    Comprehensive
                                                Stock      Capital     (Deficit)    Income (Loss)       Equity       Income (Loss)
                                                ------     -------     ---------    -------------   -------------    -------------
Balance at January 1, 2000                     $     78   $  204,752   $ (37,427)   $     (18,626)  $     148,777
   Net income                                         -            -      43,683                -          43,683    $      43,683
   Other comprehensive income (loss):
   Currency translation of foreign
      investments                                     -            -           -           (7,939)         (7,939)          (7,939)
   Unrealized gain on derivatives, net
      of income tax                                   -            -           -              134             134              134
   Common stock issued in connection
      with employee stock option and
      purchase plans and related income
      tax benefit                                     2        9,440           -                -           9,442
                                               --------   ----------   ---------    -------------   -------------    -------------
Balance at December 31, 2000                         80      214,192       6,256          (26,431)        194,097    $      35,878
                                                                                                                     =============
2001 Activity:
   Net loss                                           -            -     (53,301)               -         (53,301)   $     (53,301)
   Other comprehensive income (loss):
   Currency translation of foreign
      investments                                     -            -           -            9,097           9,097            9,097
   Unrealized loss on derivatives, net
      of income tax                                   -            -           -             (140)           (140)            (140)
   Common stock issued in connection
      with employee stock option and
      purchase plans and related income
      tax benefit                                     -          260           -                -            260
                                               --------   ----------   ---------    -------------   -------------    -------------
Balance at December 31, 2001                   $     80   $  214,452   $ (47,045)   $     (17,474)  $     150,013    $     (44,344)
                                                                                                                     =============
2002 Activity:
   Net loss                                           -            -     (42,421)               -         (42,421)   $     (42,421)
   Other comprehensive income (loss):
   Currency translation of foreign
      investments                                     -            -           -            5,929           5,929            5,929
   Unrealized loss on derivatives, net
      of income tax                                   -            -           -              (50)            (50)             (50)

   Common stock issued in connection
      with employee stock option and
      purchase plans and related income
      tax benefit                                     -          172           -                -             172
                                               --------   ----------   ---------    -------------   -------------    -------------
Balance at December 31, 2002                   $     80   $  214,624   $ (89,466)   $     (11,595)  $     113,643    $     (36,542)
                                               ========   ==========   =========    =============   =============    =============

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2002, 2001 and 2000 (in thousands, except per share data):

                                                                                      YEAR ENDED DECEMBER 31
                                                                                2002           2001           2000
                                                                                ----           ----           ----
Income (loss) from continuing operations                                     $  (12,824)    $   (1,202)    $   31,895
Discontinued operations                                                         (15,478)       (56,399)         1,800
Extraordinary gain on debt extinguishment, net of tax                            26,629          4,300          9,988
Cumulative effect of a change in accounting principle,
   net of tax                                                                   (40,748)             -              -
                                                                             ----------     ----------     ----------
Net income (loss)                                                            $  (42,421)    $  (53,301)    $   43,683
                                                                             ==========     ==========     ==========
Basic:
   Weighted average shares outstanding                                            7,998          7,973          7,923
                                                                             ==========     ==========     ==========
   Per share amount:
      Income (loss) from continuing operations                               $    (1.60)    $    (0.15)    $     4.02
      Discontinued operations                                                     (1.94)         (7.07)          0.23
      Extraordinary gain on debt extinguishment, net of tax                        3.33           0.54           1.26
      Cumulative effect of a change in accounting principle,
         net of tax                                                               (5.09)             -              -
                                                                             ----------     ----------     ----------
      Net income (loss)                                                      $    (5.30)    $    (6.68)    $     5.51
                                                                             ==========     ==========     ==========
Diluted:
   Weighted average shares outstanding                                            7,998          7,973          7,923
      Net effect of dilutive stock options-based on the treasury stock
      method using average market price                                               -              -             92
                                                                             ----------     ----------     ----------
   Total weighted average shares outstanding                                      7,998          7,973          8,015
                                                                             ==========     ==========     ==========
   Per share amount:
      Income (loss) from continuing operations                               $    (1.60)    $    (0.15)    $     3.98
      Discontinued operations                                                     (1.94)         (7.07)          0.22
      Extraordinary gain on debt extinguishment, net of tax                        3.33           0.54           1.25
      Cumulative effect of a change in accounting principle,
         net of tax                                                               (5.09)             -              -
                                                                             ----------     ----------     ----------
      Net income (loss)                                                      $    (5.30)    $    (6.68)    $     5.45
                                                                             ==========     ==========     ==========

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

                                                                                            YEAR ENDED DECEMBER 31
                                                                                       2002          2001          2000
                                                                                   -----------     ---------     ---------
Net income (loss) as reported                                                      $   (42,421)    $ (53,301)    $  43,683
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                                               (871)         (667)       (4,973)
                                                                                   -----------     ---------     ---------
Pro forma net income (loss)                                                        $   (43,292)    $ (53,968)    $  38,710
                                                                                   ===========     =========     =========
Basic per share:
    Net income (loss)                                                              $     (5.30)    $   (6.68)    $    5.51
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the
       fair value method had been applied                                                (0.11)        (0.09)        (0.66)
                                                                                   -----------     ---------     ---------
    Pro forma net income (loss)                                                    $     (5.41)    $   (6.77)    $    4.85
                                                                                   ===========     =========     =========

Diluted per share:
    Net income (loss)                                                              $     (5.30)    $   (6.68)    $    5.45
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the
       fair value method had been applied                                                (0.11)        (0.09)        (0.65)
                                                                                   -----------     ---------     ---------
    Pro forma net income (loss)                                                    $     (5.41)    $   (6.77)    $    4.80
                                                                                   ===========     =========     =========

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

                                         Operating Income                                           Allocated
                      Revenues from        (Loss) from           Total            Allocated           Income
                        External            Continuing          Segment            Interest        Tax Expense
                       Customers          Operations (1)        Assets           Expense (2)       (Benefit)(2)
                      -------------      ----------------       -------          -----------       ------------
2002:
THE AMERICAS         $       493,203      $      (2,030)     $     173,371      $       3,109      $      (1,843)
ASIA-PACIFIC                 527,499              6,465             84,920              1,717                476
EUROPE                       255,365             (3,688)            78,011              1,073             (1,202)
                     ---------------      -------------      -------------      -------------      -------------
                     $     1,276,067      $         747      $     336,302      $       5,899      $      (2,569)
                     ===============      =============      =============      =============      =============

2001:
The Americas         $       650,581      $      (6,481)     $     402,030      $       4,726      $      (2,378)
Asia-Pacific                 339,749              9,285             98,539              2,187              1,541
Europe                       273,370              3,970            108,851              1,257                512
                     ---------------      -------------      -------------      -------------      -------------
                     $     1,263,700      $       6,774      $     609,420      $       8,170      $        (325)
                     ===============      =============      =============      =============      =============

2000:
The Americas         $       699,913      $      30,539      $     420,850      $       4,638      $       7,668
Asia-Pacific                 330,489             14,653            137,600               (851)             6,609
Europe                       266,762              8,977            129,337              1,970              2,180
                     ---------------      -------------      -------------      -------------      -------------
                     $     1,297,164      $      54,169      $     687,787      $       5,757      $      16,457
                     ===============      =============      =============      =============      =============

(1) Includes $7.0 million of facility consolidation charges in The Americas division in 2000.

(2) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31
                                                    -------------------------------------------
                                                       2002            2001            2000
                                                       ----            ----            ----
External revenue by service line:
Wireless handset sales                              $ 1,017,304    $    989,209    $    943,968
Wireless accessory programs                              96,343         137,035         201,612
Integrated logistics services                           162,420         137,456         151,584
                                                    -----------    ------------    ------------
                                                    $ 1,276,067    $  1,263,700    $  1,297,164
                                                    ===========    ============    ============

                                                                      DECEMBER 31
                                                    -------------------------------------------
                                                       2002            2001            2000
                                                       ----            ----            ----
Long-lived assets:
The Americas                                        $    38,274    $     60,841    $     60,656
Asia-Pacific                                              7,479          28,121          29,539
Europe                                                   16,947          32,683          34,786
                                                    -----------    ------------    ------------
                                                    $    62,700    $    121,645    $    124,981
                                                    ===========    ============    ============

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

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the wireless telecommunications and data industry and, is beneficially owned, in part, by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In addition, Jerre
L. Stead, a director of Brightpoint, Inc. became and remains a director of Chinatron, pursuant to the transaction. The Company's Chairman of the Board and Chief Executive Officer, Robert J. Laikin, and the former managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, Mr. Laikin, disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, Mr. Laikin, received the unconditional promise from their company to pay him $350,000 ($300,000 of which has been paid to date). In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received preference shares in Chinatron with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional preference shares in Chinatron with a face value of $11 million. The Company currently estimates that its aggregate amount of Chinatron preference shares have a fair value of approximately $2 million. See Note 3 to the Consolidated Financial Statements for further discussion regarding the Company's investment in Chinatron preference shares. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Hong Kong-based Brightpoint Asia Limited operations managed by Persequor. The Company recorded losses related to the sale of Brightpoint China Limited to Chinatron of approximately $8.5 million during the three months ended March 31, 2002. Upon adoption of SFAS 142, as discussed below, the Company reclassified these losses to cumulative effect of a change in accounting principle effective January 1, 2002 as they related to goodwill that was required to be written-off pursuant the transitional impairment test. See "Impairment Loss on Long-Term Investment" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

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

Further details of discontinued operations were as follows:

                                               YEAR ENDED DECEMBER 31
                                          2002          2001          2000
                                          ----          ----          ----
Revenue                                $    119.7    $    561.5    $    672.1
                                       ==========    ==========    ==========

Net operating gain (loss)              $     (9.9)   $    (19.9)   $      1.0
Restructuring Plan charges                   (2.1)        (36.5)          0.8
Net loss on Middle East sale                 (1.3)            -             -
Net loss on Mexico sale                      (2.2)            -             -
                                       ----------    ----------    ----------
Total discontinued operations          $    (15.5)   $    (56.4)   $      1.8
                                       ==========    ==========    ==========

At December 31, 2002, the Company had approximately $1.4 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at December 31, 2002, as follows (in millions):

Total current assets                               $      8.1
Other non-current assets                                  0.2
                                                   ----------
Total assets                                       $      8.3
                                                   ==========

Accounts payable                                   $      0.9
Accrued expenses and other liabilities                    5.1
                                                   ----------
Total liabilities                                  $      6.0
                                                   ==========

3. IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

As previously discussed, the Company received approximately $21 million face value of Chinatron preference shares pursuant to its divestiture of Brightpoint China Limited. The Chinatron preference shares were convertible into ordinary shares of Chinatron at a ratio of 1:1, which represented approximately a 19.9% interest in Chinatron at June 30, 2002. Additionally, the provisions of the Chinatron shareholder agreement and the Chinatron preference shares allow the Company to participate in certain capital raising activities to protect the Company against dilution. As of June 30, 2002, the Company estimated that its investment in Chinatron had a fair value of approximately $10.3 million based on the Company's indirect ownership interest and the projected discounted free cash flows of Chinatron. During the third quarter of 2002, Chinatron sought to raise additional capital to fund its operations and meet its business objectives. In September of 2002, for liquidity reasons and to provide an incentive for other parties to invest in Chinatron, the Company waived its rights to participate in these capital-raising activities and agreed to modify the conversion ratio of the preference shares. These actions resulted in a significant dilution in the Company's indirect ownership interest. Due to these changes the Company prepared a fair market value analysis of its investment. Based on the results of this analysis and other factors, which included an external valuation, the Company believes that the preference shares have a current estimated fair value of approximately $2.0 million and, accordingly, recorded an impairment charge of approximately $8.3 million during the third quarter of 2002.

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

The following table shows the Company's 2002 results presented on a comparable basis to the 2001 and 2000 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

                                                                                   YEAR ENDED DECEMBER 31
                                                                        2002                2001              2000
                                                                        ----                ----              ----
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported         $     (28,302)     $     (57,601)     $      33,695
Goodwill amortization                                                           -              1,384              1,164
                                                                    -------------      -------------      -------------
Income (loss) before extraordinary gain and cumulative
    effect of a change in accounting principle- as adjusted         $     (28,302)     $     (56,217)     $      34,859
                                                                    =============      =============      =============

Net income (loss)- as reported                                      $     (42,421)     $     (53,301)     $      43,683
Goodwill amortization                                                           -              1,384              1,164
                                                                    -------------      -------------      -------------
Net income (loss)- as adjusted                                      $     (42,421)     $     (51,917)     $      44,847
                                                                    =============      =============      =============

Basic per share:
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported         $       (3.54)     $       (7.22)     $        4.25
Goodwill amortization                                                           -               0.17               0.15
                                                                    -------------      -------------      -------------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle- as adjusted          $       (3.54)     $       (7.05)     $        4.40
                                                                    =============      =============      =============

Diluted per share:
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported         $       (3.54)     $       (7.22)     $        4.20
Goodwill amortization                                                           -               0.17               0.15
                                                                    -------------      -------------      -------------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle- as adjusted          $       (3.54)     $       (7.05)     $        4.35
                                                                    =============      =============      =============

Basic per share:
    Net income (loss) - as reported                                 $       (5.30)     $       (6.68)     $        5.51
    Goodwill amortization                                                       -               0.17               0.15
                                                                    -------------      -------------      -------------
    Net income (loss) - as adjusted                                 $       (5.30)     $       (6.51)     $        5.66
                                                                    =============      =============      =============

Diluted per share:
    Net income (loss) - as reported                                 $       (5.30)     $       (6.68)     $        5.45
    Goodwill amortization                                                       -               0.17               0.15
                                                                    -------------      -------------      -------------
    Net income (loss) - as adjusted                                 $       (5.30)     $       (6.51)     $        5.60
                                                                    =============      =============      =============

Weighted average common shares outstanding:
    Basic                                                                   7,998              7,973              7,923
                                                                    =============      =============      =============
    Diluted                                                                 7,998              7,973              8,015
                                                                    =============      =============      =============

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2002 are as follows (in thousands):

                                                      The Americas     Europe    Asia-Pacific       Total
                                                      ------------     ------    ------------       -----
Balance at December 31, 2001                           $   17,259    $   21,444    $   21,081    $   59,784
SFAS No. 142 impairment                                   (17,259)      (10,653)      (12,836)      (40,748)
Divestiture of Brightpoint China Limited                        -             -        (8,023)       (8,023)
Effects of foreign currency fluctuation and other               -         1,987            58         2,045
                                                       ----------    ----------    ----------    ----------
Balance at December 31, 2002                           $        -    $   12,778    $      280    $   13,058
                                                       ==========    ==========    ==========    ==========

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

During the second half of 2001, the Company acquired certain net assets of Dirland SA and Mega=Hertz SARL. Both companies acquired are providers of activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $5.3 million in cash and the assumption of certain liabilities. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $5.5 million which, pursuant to the provisions of SFAS No. 142, will not be amortized, but will be tested for impairment at least annually.

In December of 2000, the Company acquired Advanced Portable Technologies Pty Ltd located in Sydney, Australia, a provider of distribution and other outsourced services to the wireless data and portable computer industry in Australia and New Zealand. This transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements include the operating results of this business from the effective date of acquisition. The purchase price consisted of $0.9 million in cash, the assumption of certain liabilities and remaining contingent consideration of up to $1.0 million based upon the future operating results of the business over the three years following the acquisition. Goodwill of approximately $1.3 million resulted from this acquisition, which has been subsequently written=off pursuant to the implementation of SFAS No. 142, as discussed in Note 4 to the Consolidated Financial Statements.

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

12. INCOME TAX EXPENSE (BENEFIT)

For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                           YEAR ENDED DECEMBER 31
                   --------------------------------------
                      2002          2001          2000
                   ----------    ----------    ----------
United States      $  (14,417)   $  (12,382)   $    3,381
Foreign                  (976)       10,855        44,971
                   ----------    ----------    ----------
                   $  (15,393)   $   (1,527)   $   48,352
                   ==========    ==========    ==========

The reconciliation for 2002, 2001 and 2000 of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                    2002       2001       2000
                                                                    ----       ----       ----
Tax at U.S. federal statutory rate                                  35.0%      35.0%      35.0%
State and local income taxes, net of U.S. federal benefit            2.7        3.1        1.0
Net benefit of tax on foreign operations                           (17.4)     (17.0)      (4.7)
Other                                                               (3.6)       0.2        2.7
                                                                   -----      -----       ----
                                                                    16.7%      21.3%      34.0%
                                                                   =====      =====       ====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                     2002          2001          2000
                     ----          ----          ----
Current:
   Federal        $  (15,810)   $    1,801    $    6,380
   State              (2,731)          702           879
   Foreign             3,120         3,640        11,112
                  ----------    ----------    ----------
                     (15,421)        6,143        18,371
                  ----------    ----------    ----------
Deferred:
   Federal            11,606        (6,145)       (1,216)
   State                 684           465          (444)
   Foreign               562          (788)         (254)
                  ----------    ----------    ----------
                      12,852        (6,468)       (1,914)
                  ----------    ----------    ----------
                  $   (2,569)   $     (325)   $   16,457
                  ==========    ==========    ==========

Income tax expense (benefit) for 2002, 2001 and 2000 from discontinued operations were $(3.4) million, $(15.7) million and $(1.5) million, respectively.

Components of the Company's net deferred tax asset after valuation allowance are as follows (in thousands):

                                                                DECEMBER 31
                                                          ------------------------
                                                             2002          2001
                                                             ----          ----
Deferred tax assets:
   Current:
      Capitalization of inventory costs                   $      489    $      893
      Allowance for doubtful accounts                            546           583
      Accrued liabilities and other                              678           661
   Noncurrent:
      Depreciation                                               262             -
      Other long-term investments                              3,447         3,597
      Net operating losses and other carryforwards             8,724        15,726
                                                          ----------    ----------
                                                              14,146        21,460
   Valuation allowance                                        (8,682)       (7,039)
                                                          ----------    ----------
                                                               5,464        14,421
Deferred tax liabilities:
   Noncurrent:
      Depreciation                                                 -          (155)
      Other assets                                            (9,407)       (5,108)
                                                          ----------    ----------
                                                              (9,407)       (5,263)
                                                          ----------    ----------
                                                          $   (3,943)   $    9,158
                                                          ==========    ==========

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

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2002, 2001 and 2000 is as follows:

                                           2002                        2001                        2000
                                 ------------------------     -----------------------    ------------------------
                                                WEIGHTED                    Weighted                    Weighted
                                                AVERAGE                      Average                    Average
                                                EXERCISE                    Exercise                    Exercise
                                   SHARES        PRICE         Shares         Price        Shares        Price
                                   ------       --------       ------       --------       ------       --------
Options outstanding,
   beginning of year                730,305    $    46.70     1,048,115    $    71.47       941,460    $    65.94
Options granted                     802,794          6.62       136,786         26.25       324,329         74.90
Options exercised                         -             -             -             -      (152,180)        43.54
Options canceled                   (167,892)        51.31      (454,596)        97.58       (65,494)        73.57
                                 ----------    ----------     ---------    ----------     ---------    ----------
Options outstanding,
   end of year                    1,365,207    $    22.57       730,305    $    46.69     1,048,115    $    71.47
                                 ==========    ==========     =========    ==========     =========    ==========
Options exercisable,
   end of year                      496,815    $    43.84       435,997    $    51.66       522,053    $    71.19
                                 ==========    ==========     =========    ==========     =========    ==========
Option price range at end
   of year                           $ 1.49-$ 122.50             $ 19.04-$ 133.42            $ 24.50-$ 133.42
Option price range for
   exercised shares                            -                           -                 $ 26.88-$ 78.40
Options available for grant
   at year end                           143,902                     778,608                     174,470
Weighted average fair value
   of options granted during
   the year                          $      3.49                 $     12.74                 $     35.63

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

                                                                                YEAR ENDED DECEMBER 31
                                                                          2002          2001          2000
                                                                          ----          ----          ----
Net income (loss) as reported                                           $  (42,421)  $   (53,301)   $   43,683
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                                   (871)         (667)       (4,973)
                                                                        ----------   -----------    ----------
Pro forma net income (loss)                                             $  (43,292)  $   (53,968)   $   38,710
                                                                        ==========   ===========    ==========

Basic per share:
    Net income (loss)                                                   $    (5.30)  $     (6.68)   $     5.51
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination
       of net income (loss) if the fair value method had been applied        (0.11)        (0.09)        (0.66)
                                                                        ----------   -----------    ----------
    Pro forma net income (loss)                                         $    (5.41)  $     (6.77)   $     4.85
                                                                        ==========   ===========    ==========

Diluted per share:
    Net income (loss)                                                   $    (5.30)  $     (6.68)   $     5.45
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination
       of net income (loss) if the fair value method had been applied        (0.11)        (0.09)        (0.65)
                                                                        ----------   -----------    ----------
    Pro forma net income (loss)                                         $    (5.41)  $     (6.77)   $     4.80
                                                                        ==========   ===========    ==========

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

                                      2000
                             ----------------------------
                             Cash Flow     Net Investment
                             ---------     --------------
Euro                         $    (291)      $  (3,819)
Hong Kong Dollar                   (18)              -
Swedish Krona                        -          (1,207)
Australian Dollar                    -          (1,425)
                             ---------       ---------
                             $    (309)      $  (6,451)
                             =========       =========

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
                          ==========

* Includes approximately $48.1 million related to the Company's 495,000 square foot facility located in Plainfield, Indiana, which the initial lease term expires in 2019.

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

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

              2002                   FIRST      SECOND       THIRD      FOURTH
--------------------------------   ---------   ---------   ---------   ---------
REVENUE                            $ 295,107   $ 302,521   $ 336,761   $ 341,678
GROSS PROFIT                          16,230      14,454      19,967      21,343
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                         (3,297)     (5,078)     (7,543)      3,092
NET INCOME (LOSS)                    (47,953)     (5,224)      9,494       1,261

BASIC PER SHARE:
   INCOME (LOSS) FROM CONTINUING
       OPERATIONS                  $   (0.41)  $   (0.64)  $   (0.94)  $    0.39
   NET INCOME (LOSS)               $   (6.01)  $   (0.65)  $    1.19   $    0.16

DILUTED PER SHARE:
   INCOME (LOSS) FROM CONTINUING
       OPERATIONS                  $   (0.41)  $   (0.64)  $   (0.94)  $    0.38
   NET INCOME (LOSS)               $   (6.01)  $   (0.65)  $    1.19   $    0.16

               2001                  First      Second       Third      Fourth
--------------------------------   ---------   ---------   ---------   ---------
Revenue                            $ 300,849   $ 296,493   $ 343,310   $ 323,048
Gross profit                          21,257       8,931      20,921      22,666
Income (loss) from continuing
   operations                          1,398      (4,930)      1,098       1,232
Net income (loss)                      7,024      (6,866)     (6,881)    (46,578)

Basic per share:
   Income (loss) from continuing
       operations                  $    0.17   $   (0.62)  $    0.14   $    0.15
   Net income (loss)               $    0.88   $   (0.86)  $   (0.86)  $   (5.84)

Diluted per share:
   Income (loss) from continuing
       operations                  $    0.17   $   (0.62)  $    0.14   $    0.15
   Net income (loss)               $    0.88   $   (0.86)  $   (0.86)  $   (5.84)

Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company's business in certain markets. The information presented above reflects:

         - the effects of divestitures and the related change in classification of discontinued operations as more fully described in Note 2 to the Consolidated Financial Statements;

         - the cumulative effect of a change in accounting principle in the first quarter of 2002 as more fully described in Note 4 to the Consolidated Financial Statements;

         - extraordinary gains on the extinguishment of debt in the first quarter of 2001 and the second, third and fourth quarters of 2002 as described in Note 5 to the Consolidated Financial Statements; and

         - a non-cash investment impairment charge in the third quarter of 2002 as described in Note 3 to the Consolidated Financial Statements.

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

REVENUE

(In thousands)        2002          2001        CHANGE       2000        Change
--------------    -----------    -----------    ------    -----------    ------
Revenue           $ 1,276,067    $ 1,263,700         1%   $ 1,297,164        (3%)
                  ===========    ===========    ======    ===========    ======

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

REVENUE BY DIVISION

We operate in various markets worldwide and business activities are managed in three divisions: The Americas, Asia-Pacific and Europe.

(In thousands)       2002                   2001                 2000
--------------    -----------    ---    -----------    ---    -----------    ---
The Americas      $   493,203     39%   $   650,581     51%   $   699,913     54%
Asia-Pacific          527,499     41%       339,749     27%       330,489     25%
Europe                255,365     20%       273,370     22%       266,762     21%
                  -----------    ---    -----------    ---    -----------    ---
Total             $ 1,276,067    100%   $ 1,263,700    100%   $ 1,297,164    100%
                  ===========    ===    ===========    ===    ===========    ===

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

REVENUE BY SERVICE LINE

        (In thousands)               2002                  2001                 2000
-----------------------------    -----------    ---    -----------    ---    -----------    ---
Wireless handset sales           $ 1,017,304     80%   $   989,209     78%   $   943,968     73%
Wireless accessory programs           96,343      7%       137,035     11%       201,612     15%
Integrated logistics services        162,420     13%       137,456     11%       151,584     12%
                                 -----------    ---    -----------    ---    -----------    ---
Total                            $ 1,276,067    100%   $ 1,263,700    100%   $ 1,297,164    100%
                                 ===========    ===    ===========    ===    ===========    ===

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

GROSS PROFIT

(In thousands)     2002         2001      Change      2000       Change
--------------    --------    --------    ------    ---------    ------
Gross profit      $ 71,994    $ 73,775        (2%)  $ 133,829       (45%)

Gross margin           5.6%        5.8%                  10.3%
                  ========    ========    ======    =========    ======

Gross profit in 2002 decreased 2% from 2001 and gross margin decreased by 20 basis points to 5.6% in 2002 as compared to 5.8% in 2001. Gross profit was negatively impacted in both 2002 and 2001 by certain significant items including; i) inventory valuation adjustments during 2002 of approximately $3.6 million to adjust inventories to their net realizable value based on the then current market conditions, ii) the recognition of a loss in the second quarter of 2002 of approximately $2.5 million, related to a purchase obligation to an accessory vendor and iii) inventory valuation adjustments of approximately $13.7 million in the second quarter of 2001 as discussed below. In addition to these items, gross profit was also negatively impacted in 2002 when compared to 2001 by; i) the shift in our revenue to a greater proportion of wireless handset sales (80% of total revenues in 2002 compared to 78% in 2001) which generally have a lower gross margin (approximately 4.6% in 2002) than accessories or integrated logistic services (over 10% gross margin), (ii) pricing concessions for certain integrated logistic services customers in our Americas division (average integrated logistic services fees per unit in this division declined over 40% in 2002 from 2001 while phone units handled for integrated logistic service customers increased in 2002 compared to 2001) and iii) reduced margins in the Asia-Pacific region (4.4% in 2002 compared to 6.3% in 2001) due to changes in vendor incentive and rebate programs (incentive rebates from a primary supplier for our Brightpoint Asia Limited operations declined to 3.5% of Brightpoint Asia's gross revenues in 2002 from 4.5% of Brightpoint Asia's gross revenues in 2001) and increased cost (approximately $1.4 million) for outsourced warehouse management services related to our Brightpoint Asia Limited operations. These warehouse services are provided by Chinatron pursuant to our divestiture of Brightpoint China Limited and discussed under the heading "Discontinued Operations" below.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               (In thousands)                      2002        2001       Change      2000       Change
--------------------------------------------    ---------    ---------    ------    ---------    ------
Selling, general and administrative expenses    $  71,247    $  66,396         7%   $  72,688        (9%)

As a percent of revenue                               5.6%         5.3%                   5.6%
                                                =========    =========    ======    =========    ======

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

OPERATING INCOME FROM CONTINUING OPERATIONS

     (In thousands)           2002      2001     Change      2000      Change
-------------------------    -----    -------    ------    --------    ------
Operating income from        $ 747    $ 6,774       (88%)  $ 54,169       (87%)
    continuing operations

As a percent of revenue        0.1%       0.5%                  4.2%
                             =====    =======    ======    ========    ======

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

IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

During the second half of 2001, we experienced lower than desired operating results and returns on invested capital in our Brightpoint China Limited operation primarily due to: i) continuing migration of Brightpoint China's business from Hong Kong to mainland China ii) continuing reliance on a single supplier for products within China with no exclusive product lines and iii) the level of invested capital required to conduct this business was substantial considering the risk of operating in China. As a result, a number of alternatives were considered with respect to decreasing Brightpoint's financial and economic exposure to the China market.

In January 2002, we formed a joint venture with Chinatron through their purchase of a 50% interest in Brightpoint China Limited, which was at the time our wholly-owned subsidiary, and granted Chinatron the option to purchase an additional 30% interest in this subsidiary in exchange for 6,414,607 Chinatron Class B Preference Shares with a face value of $10 million convertible into 10% of the issued and outstanding ordinary shares of Chinatron. In March of 2002, rather than exercising its option, Chinatron offered to purchase our remaining interest in Brightpoint China Limited for 7,928,166 Chinatron Class B Preference Shares with a face value of $11 million that were convertible into 11% of the issued and outstanding ordinary shares in Chinatron. This transaction closed in April 2002, bringing our aggregate holdings in Chinatron to 14,342,773 Class B preference shares with an aggregate face value of $21 million that were convertible into 19.9% of the issued and outstanding ordinary shares of Chinatron. Based on internal valuations and analyses, we initially estimated the fair market value of the Chinatron Class B Preference Shares to be approximately $10.3 million. As of June 30, 2002, we believed the preference shares continued to have an estimated fair market value of approximately $10.3 million.

During the third quarter of 2002, Chinatron sought to raise additional capital to fund its operations and meet its business objectives. In September and October of 2002, because of our own liquidity constraints and to help Chinatron secure funding from other parties, which we believed would improve Chinatron's ability to honor its remaining debt obligations of the Preference Shares owned by us, we waived our right to participate in these capital-raising activities, waived our right to require Chinatron to redeem a portion of the Class B Preference Shares and agreed to modify the conversion ratio of the preference shares. Collectively, these actions reduced our ownership interest in Chinatron from 19.9% to less than 1%. However, all other rights of the Preference Shares, including our right to require Chinatron to redeem all or a portion of the Preference Shares under certain circumstances, remained.

As more fully discussed in Note 3 to the Consolidated Financial Statements, we recorded a non-cash impairment charge during the third quarter of 2002 of $8.3 million relating to our investment in the Chinatron Class B Preference Shares. Management is responsible for estimating the value of the Chinatron Class B Preference Shares. Based on our evaluations and other factors, which included an external valuation, our total investment in Chinatron Class B Preference Shares has a fair market value of approximately $2 million. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

INCOME (LOSS) FROM CONTINUING OPERATIONS

                  (In thousands)                        2002         2001      Change      2000      Change
--------------------------------------------------    ---------    --------    ------    --------    ------
Income (loss) from continuing operations              $ (12,824)   $ (1,202)     (967%)  $ 31,895      (104%)

Income (loss) from continuing operations per share
- Basic                                               $   (1.60)   $  (0.15)             $   4.02
- Diluted                                             $   (1.60)   $  (0.15)             $   3.98
                                                      =========    ========    ======    ========    ======

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

Further details of discontinued operations were as follows:

                                   YEAR ENDED     Year Ended     Year Ended
                                  DECEMBER 31    December 31    December 31
                                      2002           2001           2000
                                  -----------    -----------    -----------
Revenue                           $     119.7    $     561.5    $     672.1
                                  ===========    ===========    ===========

Net operating gain (loss)         $      (9.9)   $     (20.0)   $       1.0
Restructuring plan charges               (2.1)         (36.4)           0.8
Net loss on Middle East sale             (1.3)             -              -
Net loss on Mexico sale                  (2.2)             -              -
                                  -----------    -----------    -----------
Total discontinued operations     $     (15.5)   $     (56.4)   $       1.8
                                  ===========    ===========    ===========

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

NET INCOME (LOSS)

(In thousands, except per share data)      2002         2001       Change     2000       Change
-------------------------------------    ---------    ---------    ------    --------    ------
Net income (loss)                        $ (42,421)   $ (53,301)       20%   $ 43,683          *
As a percent of revenue                       (3.3%)       (4.2%)                 3.4%

Net income (loss) per share
- Basic                                     ($5.30)      ($6.68)       21%   $   5.51          *
- Diluted                                   ($5.30)      ($6.68)       21%   $   5.45          *

Weighted average shares outstanding
- Basic                                      7,998        7,973         0%      7,923         1%
- Diluted                                    7,998        7,973         0%      8,015        (1%)
                                         =========    =========    ======    ========    ======

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our working capital requirements principally through cash provided by operating activities, vendor financing, bank borrowings and the issuance of equity and debt securities. We believe that cash provided by operating activities and available bank borrowings will be sufficient to continue funding our short-term capital requirements, however, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to raise additional capital.

        (dollars in thousands)             2002         2001         2000
-------------------------------------    ---------    ---------    ---------
Working capital                          $  60,995    $ 184,434    $ 267,557
Cash provided by operating activities       70,122       50,639       36,896
Bank borrowings                             10,103       34,742       53,685
Convertible Notes                           12,017      131,647      144,756
Current ratio                             1.29 : 1     1.61 : 1     1.91 : 1
                                         =========    =========    =========

WORKING CAPITAL

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

Additionally, as of December 31, 2002, average days revenue in accounts receivable were approximately 30 days, compared to days revenue outstanding of approximately 40 days for 2001. During 2002, average days inventory on-hand decreased from 38 days to 24 days, which equates to average inventory turns increasing from 9 times to 15 times. Average days payables outstanding were 42 days for 2002, compared to 58 days in 2001. These changes combined to create a decrease in cash conversion cycle days to 12 days in 2002 from 20 days in 2001. During 2002 we modified the way that we calculate the components of our cash conversion cycle. We believe the new calculation has a higher correlation with cash provided (used) by operating activities. All cash conversion cycle days presented in this Form 10-K reflect application of the new calculation to all periods presented. The calculation is as follows:

- Days sales outstanding in accounts receivable = Period end accounts receivable for continuing operations divided by average daily revenue (inclusive of value-based taxes for foreign operations) for the period.

- Days inventory on-hand = Period end inventory for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

- Days payables outstanding = Period end accounts payable for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

                                                                     2002                        2001
                                                          ------------------------    ------------------------
                    (in thousands)                          Annual          Q4          Annual          Q4
                                                          -----------    ---------    -----------    ---------
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:

Continuing operations revenue                             $ 1,276,037    $ 341,677    $ 1,263,700    $ 323,047
Value-based tax invoiced for continuing operations             71,166       20,037         64,435       17,626
                                                          -----------    ---------    -----------    ---------
Total continuing operations revenue and value-based tax     1,347,233      361,715      1,328,135      340,673

Daily Sales including value-based tax                           3,742        4,019          3,689        3,785

Ending accounts receivable (including value-based tax)        111,770      111,770        184,567      184,567
Exclude discontinued operations                                     -            -        (37,734)     (37,734)
                                                          -----------    ---------    -----------    ---------
Continuing operations ending accounts receivable          $   111,770    $ 111,770    $   146,832    $ 146,832

Days sales outstanding in Accounts Receivable                      30           28             40           39
                                                          ===========    =========    ===========    =========

DAYS INVENTORY ON-HAND
Continuing operations cost of revenue                     $ 1,204,073    $ 320,335    $ 1,189,928    $ 300,383
Indirect product and service costs                            (91,182)     (23,399)       (84,906)     (24,830)
                                                          -----------    ---------    -----------    ---------
Total continuing operations cost of products sold           1,112,891      296,936      1,105,022      275,553

Daily cost of products sold                                     3,091        3,299          3,070        3,062

Ending inventory                                               73,472       73,472        137,549      137,549
Exclude discontinued operations                                     -            -        (21,170)     (21,170)
                                                          -----------    ---------    -----------    ---------
Continuing operations ending inventory                    $    73,472    $  73,472    $   116,379    $ 116,379

Days inventory on-hand                                             24           22             38           38
                                                          ===========    =========    ===========    =========

DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE
Daily cost of products sold                               $     3,091    $   3,299    $     3,070    $   3,062

Ending accounts payable                                       129,621      129,621        196,938      196,938
Exclude discontinued operations                                  (251)        (251)       (17,589)     (17,589)
                                                          -----------    ---------    -----------    ---------
Continuing operations ending account payable              $   129,370    $ 129,370    $   179,349    $ 179,349
Days payable outstanding                                           42           39             58           59
                                                          ===========    =========    ===========    =========
Cash Conversion Cycle Days                                         12           11             20           18
                                                          ===========    =========    ===========    =========

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

The aggregate future minimum payments on the above leases are as follows (in thousands):

YEAR ENDING DECEMBER 31
-----------------------    ----------
          2003             $   10,470
          2004                  9,010
          2005                  6,635
          2006                  6,176
          2007                  5,682
      THEREAFTER*              52,708
                           ----------
                           $   90,681
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

                               Operating Income                                 Allocated
               Revenues from     (Loss) from       Total         Allocated       Income
                  External        Continuing       Segment        Interest     Tax Expense
                 Customers      Operations (1)     Assets       Expense (2)   (Benefit) (2)
                 ---------      --------------     ------       -----------   -------------
2002:
THE AMERICAS    $   493,203       $  (2,030)      $ 173,371      $   3,109      $  (1,843)
ASIA-PACIFIC        527,499           6,465          84,920          1,717            476
EUROPE              255,365          (3,688)         78,011          1,073         (1,202)
                -----------       ---------       ---------      ---------      ---------
                $ 1,276,067       $     747       $ 336,302      $   5,899      $  (2,569)
                ===========       =========       =========      =========      =========

2001:
The Americas    $   650,581       $  (6,481)      $ 402,030      $   4,726      $  (2,378)
Asia-Pacific        339,749           9,285          98,539          2,187          1,541
Europe              273,370           3,970         108,851          1,257            512
                -----------       ---------       ---------      ---------      ---------
                $ 1,263,700       $   6,774       $ 609,420      $   8,170      $    (325)
                ===========       =========       =========      =========      =========

2000:
The Americas    $   699,913       $  30,539       $ 420,850      $   4,638      $   7,668
Asia-Pacific        330,489          14,653         137,600           (851)         6,609
Europe              266,762           8,977         129,337          1,970          2,180
                -----------       ---------       ---------      ---------      ---------
                $ 1,297,164       $  54,169       $ 687,787      $   5,757      $  16,457
                ===========       =========       =========      =========      =========

(3) Includes $7.0 million of facility consolidation charges in the Americas division in 2000.

(4) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31
                                      ------------------------------------------
                                         2002            2001            2000
                                      -----------     -----------     -----------
External revenue by service line:
Wireless handset sales                $ 1,017,304     $   989,209     $   943,968
Wireless accessory programs                96,343         137,035         201,612
Integrated logistics services             162,420         137,456         151,584
                                      -----------     -----------     -----------
                                      $ 1,276,067     $ 1,263,700     $ 1,297,164
                                      ===========     ===========     ===========

                                                       DECEMBER 31
                                      -------------------------------------------
                                          2002            2001            2000
                                      -----------     -----------     -----------
Long-lived assets:
The Americas                          $    38,274     $    60,841     $    60,656
Asia-Pacific                                7,479          28,121          29,539
Europe                                     16,947          32,683          34,786
                                      -----------     -----------     -----------
                                      $    62,700     $   121,645     $   124,981
                                      ===========     ===========     ===========

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

    2002                HIGH            LOW
--------------       ----------      ----------
FIRST QUARTER        $    26.18      $     4.62
SECOND QUARTER             6.86            1.26
THIRD QUARTER              2.74            1.19
FOURTH QUARTER             8.95            1.61

    2001                High            Low
--------------       ----------      ----------
First quarter        $    36.32      $    16.84
Second quarter            31.36           14.28
Third quarter             27.79           19.60
Fourth quarter            26.88           18.90

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

We have declared the following forward and reverse stock splits, all of the forward stock splits which were affected in the form of stock dividends:

                          DIVIDEND PAYMENT OR
DECLARATION DATE       STOCK SPLIT EFFECTIVE DATE      SPLIT RATIO
-----------------      --------------------------      -----------
August 31, 1995            September 20, 1995            5 for 4
November 12, 1996          December 17, 1996             3 for 2
January 28, 1997           March 3, 1997                 5 for 4
October 22, 1997           November 21, 1997             2 for 1
June 26, 2002              June 27, 2002                 1 for 7

SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31
                                                  --------------------------------------------------------------------------------
                                                      2002             2001             2000            1999             1998
                                                  -------------    -------------    -------------   -------------    -------------
Revenue (2)                                       $   1,276,067    $   1,263,700    $   1,297,164   $   1,193,347    $   1,031,548
Gross profit (2)                                         71,994           73,775          133,829          98,552           73,167
Operating income from continuing operations (2)             747            6,774           54,169         (44,681)          15,053
Income (loss) from continuing operations (2)            (12,824)          (1,202)          31,895         (70,530)           6,441
Total discontinued operations(2)                        (15,478)         (56,399)           1,800          (4,039)           1,088
Income (loss) before extraordinary item and
   cumulative effect                                    (28,302)         (57,601)          33,695         (74,443)           7,529
Net income (loss)                                 $     (42,421)   $     (53,301)   $      43,683         (87,847)           7,529

Basic per share:

    Income (loss) from continuing operations      $       (1.60)   $       (0.15)   $        4.02   $       (9.26)   $        0.87
    Discontinued operations                               (1.94)           (7.07)            0.23           (0.52)            0.14
    Cumulative effect of accounting change,
         net of tax                                       (5.09)               -                -           (1.76)               -
    Extraordinary gain on debt extinguishment,
         net of tax                                        3.33             0.54             1.26               -                -
                                                  -------------    -------------    -------------   -------------    -------------
    Net income (loss)                             $       (5.30)   $       (6.68)   $        5.51   $      (11.54)   $        1.01
                                                  =============    =============    =============   =============    =============

Diluted per share:

    Income (loss) from continuing operations      $       (1.60)   $       (0.15)   $        3.98   $       (9.26)   $        0.84
    Discontinued operations                               (1.94)           (7.07)            0.22           (0.52)            0.14
    Cumulative effect of accounting change,
         net of tax                                       (5.09)               -                -           (1.76)               -
    Extraordinary gain on debt extinguishment,
         net of tax                                        3.33             0.54             1.25               -                -
                                                  -------------    -------------    -------------   -------------    -------------
    Net income (loss)                             $       (5.30)   $       (6.68)   $        5.45   $      (11.54)   $        0.98
                                                  =============    =============    =============   =============    =============

                                                         DECEMBER 31
                            --------------------------------------------------------------------
                               2002           2001           2000           1999          1998
                            ---------      ---------      ----------     ---------     ---------
Working capital             $  60,995      $ 184,434      $  267,557     $ 261,037     $ 349,248
Total assets                  336,302        609,420         687,787       617,500       699,340
Long-term obligations          10,052        156,066         198,441       230,886       286,706
Total liabilities             222,659        459,407         493,690       468,723       472,719
Stockholders' equity          113,643        150,013         194,097       148,777       226,621

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

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
Consent of Independent Auditors...................................       F-1
Financial Statement Schedule for the years 2002, 2001 and 2000:
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..............       F-2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-108396) pertaining to the Brightpoint, Inc. Independent Director Stock Compensation Plan, of our report dated January 31, 2003, except for Notes 5, 11, 15 and 18, as to which the date is March 12, 2003 with respect to the Consolidated Financial Statements and Schedule of Brightpoint, Inc. included in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

                                             /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
November 21, 2003

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             COL. A         COL. B         COL. C         COL. D            COL. E
                                           -----------    -----------    -----------    -----------       -----------
                                           BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                            BEGINNING      COSTS AND       OTHER                              END
             DESCRIPTION                    OF PERIOD     EXPENSES(1)     ACCOUNTS      DEDUCTIONS         OF PERIOD
             -----------                   -----------    -----------    -----------    -----------       -----------
Year ended December 31, 2002:
   Deducted from asset accounts:
   Allowance for doubtful
       accounts......................      $ 6,272,000    $ 5,560,000    $        --    $ 6,504,000(2)    $ 5,328,000
                                           -----------    -----------    -----------    -----------       -----------
   Total   ..........................      $ 6,272,000    $ 5,560,000    $        --    $ 6,504,000       $ 5,328,000
                                           ===========    ===========    ===========    ===========       ===========

Year ended December 31, 2001:
   Deducted from asset accounts:
   Allowance for doubtful
       accounts......................      $ 6,548,000    $ 8,389,000    $        --    $ 8,665,000(2)    $ 6,272,000
                                           -----------    -----------    -----------    -----------       -----------
   Total   ..........................      $ 6,548,000    $ 8,389,000    $        --    $ 8,665,000       $ 6,272,000
                                           ===========    ===========    ===========    ===========       ===========

Year ended December 31, 2000:
   Deducted from asset accounts:
   Allowance for doubtful
       accounts......................      $ 6,220,000    $ 6,328,000    $        --    $ 6,000,000(2)    $ 6,548,000
                                           -----------    -----------    -----------    -----------       -----------
   Total   ..........................      $ 6,220,000    $ 6,328,000    $        --    $ 6,000,000       $ 6,548,000
                                           ===========    ===========    ===========    ===========       ===========

(1) Does not include impairments of accounts receivable recognized in connection with the Company's discontinued operations. See notes to Consolidated Financial Statements.

(2)  Uncollectible accounts written off.