Form 10-Q/A
period 2003-03-31
BRIGHTPOINT  INC
filed 2003-11-25
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                          to
                                ------------------------    --------------------

Commission file number:  0-23494

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                         35-1778566
----------------------------------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization          (I.R.S. Employer Identification No.)

         501 Airtech Parkway, Plainfield Indiana                                               46168
----------------------------------------------------------------------------------------------------------
           (Address of principal executive offices)                                         (Zip Code)

                                 (317) 707-2355
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Number of shares of the registrant's common stock outstanding at May 12, 2003: 8,024,343 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I.    FINANCIAL INFORMATION

           ITEM 1

           Consolidated Statements of Operations
                    Three Months Ended March 31, 2003 and 2002...................        3

           Consolidated Balance Sheets
                    March 31, 2003 and December 31, 2002.........................        4

           Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2003 and 2002...................        5

           Notes to Consolidated Financial Statements............................        6

           ITEM 2

           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................       25

           ITEM 3

           Quantitative and Qualitative Disclosures About Market Risk............       43

           ITEM 4

           Controls and Procedures...............................................       43

PART II.   OTHER INFORMATION

           ITEM 1

           Legal Proceedings.....................................................       44

           ITEM 5

           Other Information.....................................................       45

           ITEM 6

           Exhibits..............................................................       45

           Reports on Form 8-K...................................................       45

           Signatures............................................................       46

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                         ---------------------------
                                                                           2003               2002
                                                                         ---------         ---------
Revenue                                                                  $ 340,190         $ 295,107
Cost of revenue                                                            321,393           278,877
                                                                         ---------         ---------
Gross profit                                                                18,797            16,230

Selling, general and administrative expenses                                16,111            18,537
Facility consolidation charge                                                4,280                 -
                                                                         ---------         ---------
Operating loss from continuing operations                                   (1,594)           (2,307)

Interest expense                                                               371             2,482
Loss on extinguishment of debt                                                 265                 -
Other expenses                                                                 746               129
                                                                         ---------         ---------
Loss from continuing operations before income taxes                         (2,976)           (4,918)

Income tax benefit                                                            (716)           (1,621)
                                                                         ---------         ---------
Loss from continuing operations                                             (2,260)           (3,297)

Discontinued operations:
     Loss from discontinued operations                                        (273)           (4,284)
     Gain (loss) on disposal of discontinued operations                       (315)              376
                                                                         ---------         ---------
Total discontinued operations                                                 (588)           (3,908)

Loss before cumulative effect of a change in accounting principle           (2,848)           (7,205)

Cumulative effect of a change in accounting principle, net of tax                -           (40,748)
                                                                         ---------         ---------

Net loss                                                                 $  (2,848)        $ (47,953)
                                                                         =========         =========

Basic per share:
     Loss from continuing operations                                     $   (0.28)        $   (0.41)
     Discontinued operations                                                 (0.07)            (0.49)
     Cumulative effect of a change in accounting principle, net of tax           -             (5.11)
                                                                         ---------         ---------
     Net loss                                                            $   (0.35)        $   (6.01)
                                                                         =========         =========

Diluted per share:
     Loss from continuing operations                                     $   (0.28)        $   (0.41)
     Discontinued operations                                                 (0.07)            (0.49)
     Cumulative effect of a change in accounting principle, net of tax           -             (5.11)
                                                                         ---------         ---------
     Net loss                                                            $   (0.35)        $   (6.01)
                                                                         =========         =========

Weighted average common shares outstanding:
     Basic                                                                   8,023             7,982
                                                                         =========         =========
     Diluted                                                                 8,023             7,982
                                                                         =========         =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         MARCH 31, 2003    December 31, 2002
                                                         --------------    -----------------
ASSETS
Current assets:
     Cash and cash equivalents                           $       44,642    $          43,798
     Pledged cash                                                14,332               14,734
     Accounts receivable (less allowance for doubtful
       accounts of $5,501 in 2003 and $5,328 in 2002)            99,574              111,771
     Inventories                                                 77,023               73,472
     Contract financing receivable                               18,811               16,960
     Other current assets                                        12,390               12,867
                                                         --------------    -----------------
Total current assets                                            266,772              273,602

Property and equipment                                           32,738               35,696
Goodwill and other intangibles                                   15,298               14,153
Other assets                                                     12,480               12,851
                                                         --------------    -----------------

Total assets                                             $      327,288    $         336,302
                                                         ==============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $      139,657    $         129,621
     Accrued expenses                                            46,924               48,816
     Unfunded portion of contract financing receivable           19,502               22,102
     Line of credit, short-term                                      49                   51
     Convertible notes, short-term                                   71               12,017
                                                         --------------    -----------------
Total current liabilities                                       206,203              212,607
                                                         --------------    -----------------

Long-term liabilities:
     Line of credit                                               8,356               10,052
                                                         --------------    -----------------
Total long-term liabilities                                       8,356               10,052
                                                         --------------    -----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                    -                    -
     Common stock, $0.01 par value: 100,000 shares
       authorized; 8,024 and 8,021 issued and
       outstanding in 2003 and 2002, respectively                    80                   80
     Additional paid-in capital                                 214,641              214,624
     Retained earnings (deficit)                                (92,314)             (89,466)
     Accumulated other comprehensive loss                        (9,678)             (11,595)
                                                         --------------    -----------------
Total stockholders' equity                                      112,729              113,643
                                                         --------------    -----------------

Total liabilities and stockholders' equity               $      327,288    $         336,302
                                                         ==============    =================

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                           2003               2002
                                                                         --------           --------
OPERATING ACTIVITIES
Net loss                                                                 $ (2,848)          $(47,953)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                         3,387              2,804
     Amortization of debt discount                                             33              1,306
     Pledged cash requirements                                                402            (15,760)
     Cumulative effect of a change in accounting principle, net of tax          -             40,748
     Loss on debt extinguishment                                              265                  -
     Discontinued operations                                                  588              3,908
     Facility consolidation charge                                          4,280                  -
     Changes in operating assets and liabilities, net of
        effects from acquisitions and divestitures:
           Accounts receivable                                             15,322             22,434
           Inventories                                                     (2,119)            41,280
           Other operating assets                                             622              2,537
           Accounts payable and accrued expenses                           (4,850)           (65,707)
     Net cash used by discontinued operations                                (114)            (3,879)
                                                                         --------           --------
Net cash provided (used) by operating activities                           14,968            (18,282)

INVESTING ACTIVITIES
Capital expenditures                                                       (1,291)            (3,069)
Purchase acquisitions, net of cash acquired                                  (735)                 -
Decrease in funded contract financing receivables                           1,582             12,506
Decrease in other assets                                                      195                129
                                                                         --------           --------
Net cash provided (used) by investing activities                             (249)             9,566

FINANCING ACTIVITIES
Net payments on revolving credit facilities                                (2,386)              (748)
Repurchase of convertible notes                                           (11,980)                 -
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                   17                 51
                                                                         --------           --------
Net cash used by financing activities                                     (14,349)              (697)

Effect of exchange rate changes on cash and cash
   Equivalents                                                                474                 59
                                                                         --------           --------

Net increase (decrease) in cash and cash equivalents                          844             (9,354)
Cash and cash equivalents at beginning of period                           43,798             58,295
                                                                         --------           --------

Cash and cash equivalents at end of period                               $ 44,642           $ 48,941
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

In the first quarter of 2003, the Company experienced a decrease in revenue as well as a reduction in wireless device units handled when compared to the fourth quarter of 2002. This reduction is primarily due to timing of local holidays that caused fourth quarter revenue and units handled to generally be seasonally higher than other quarters throughout the year. Due to these seasonal factors, the Company's interim results may not be indicative of annual results.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K/A for the year ended December 31, 2002.

For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The broad-based effective date of FIN 46 is deferred for public companies until the end of periods ending after December 15, 2003. The Company does not believe the issuance of FIN No. 46 will have material impact on its financial position or results of operations.

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

The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in the Company's financial statements. Although the guarantees relating to lines of credit and long-term debt are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in footnote 8 to the consolidated financial statements.

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of March 31, 2003, the Company has issued $16.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $16.3 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described is described in footnote 6. While the Company does not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at March 31, 2003 is approximately $17.7 million.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, the Company reimbursed certain of its current and former executive officers and intends to reimburse its officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During the three months ended March 31, 2003, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, approximately $1 thousand and $2 thousand in legal fees were paid on behalf of John P. Delaney, the Company's former Chief Accounting Officer, and Phillip A. Bounsall, the Company's former Chief Financial Officer, respectively. No legal fees were paid on behalf of John P. Delaney and Phillip A. Bounsall during the three months ended March 31, 2002.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                       2003            2002
                                                                                   -------------   -----------
Net loss as reported                                                               $      (2,848)  $   (47,953)
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the
    fair value method had been applied                                                      (267)         (218)
                                                                                   -------------   -----------
Pro forma net loss                                                                 $      (3,115)  $   (48,171)
                                                                                   =============   ===========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                       2003            2002
                                                                                   -------------   -----------
Basic and diluted per share:
    Net loss                                                                       $       (0.35)  $     (6.01)
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
       the fair value method had been applied                                              (0.04)        (0.02)
                                                                                   -------------   -----------
    Pro forma net loss                                                             $       (0.39)  $     (6.03)
                                                                                   =============   ===========

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows:

                                        THREE MONTHS ENDED
                                             MARCH 31
                                         2003        2002
                                       --------    --------
Net loss                               $ (2,848)   $(47,953)
Unrealized loss on derivatives                -         (50)
Foreign currency translation amounts      1,917        (693)
                                       --------    --------
Comprehensive loss                     $   (931)   $(48,696)
                                       ========    ========

2.       Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. The Company intends to seek a sub-lease of the Richmond, California facility. The facility consolidation affects the Company's Americas reporting segment. The Company recorded a pre-tax charge of $4.3 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.4 million. At March 31, 2003, the Company had $3.2 million of reserves related to the facility consolidation. In the second quarter of 2003, the Company anticipates it will complete the consolidation and will record additional amounts of up to $0.2 million relating to severance and other costs associated with the facility consolidation. Total cash outflows relating to the charge were approximately $0.05 million in the first quarter of 2003 and are expected to be approximately $0.7 million in the second quarter of 2003. Additional expenses may be incurred if the Company is unable to find a sublessee for the Richmond, California facility. The details of the charge are presented below (in thousands):

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                         Quarter Ended
                                         March 31, 2003
                                         --------------
Cash Items:

     Lease termination costs                 $2,829
     Employee termination costs                 173
     Other exit costs                           176
Total cash items                              3,178

Non-cash items:
 Disposal of fixed assets                    $1,102
Total non-cash items                          1,102

Total consolidation charge                   $4,280

The reserve activity for facility consolidation as of March 31, is as follows (in thousands):

                                       Lease                        Employee
Facility Consolidation Charge       Termination                   Termination   Other Exit
           Reserve                     Costs       Fixed Assets      Costs        Costs       Total
                                    -----------    ------------   -----------   ----------   --------
January 1, 2003                     $         -    $          -   $         -   $        -   $      -
Provisions                                2,829           1,102           173          176      4,280
Non-cash usage                                -          (1,102)            -            -     (1,102)
March 31, 2003                            2,829               -           173          176      3,178

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

Further details of discontinued operations are as follows (in millions):

                                          THREE MONTHS ENDED
                                               MARCH 31
                                           2003        2002
                                         ---------------------
Revenue                                  $     0.3   $    56.0
                                         =====================

Net operating loss                       $    (0.1)  $    (4.5)
Restructuring Plan charges                    (0.4)        0.6
Net loss related to Mexico sale               (0.1)          -
                                         ---------------------
Total discontinued operations            $    (0.6)  $    (3.9)
                                         =====================

At March 31, 2003, the Company had approximately $0.9 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at March 31, 2003 as follows (in millions):

Total current assets                                        $       7.8
Other non-current assets                                            0.1
                                                            -----------
Total assets                                                $       7.9
                                                            ===========

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

Accounts payable                                            $       0.6
Accrued expenses and other liabilities                              3.3
                                                            -----------
Total liabilities                                           $       3.9
                                                            ===========

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

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2003 are as follows (in thousands):

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

In the first quarter of 2003, the Company repurchased 21,803 of the 21,932 Convertible Notes then outstanding. Of the repurchased Convertible Notes, 4,201 were repurchased pursuant to the exercise of a put option on March 11, 2003 by the holders of the Convertible Notes that required the Company to repurchase outstanding Convertible Notes at an accreted value of approximately $552 per Convertible Note. The aggregate purchase price for all of these repurchases was $12 million ($549 per Convertible Note) which approximated their accreted value. As of March 31, 2003 the Company had repurchased all but 129 Convertible Notes outstanding with an accreted value of approximately $0.07 million. On April 30, 2003, the Company redeemed all of the remaining Convertible Notes.

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                           2003                         2002
                               ---------------------------   ---------------------------
                                                OPERATING                     OPERATING
                                                 INCOME                        INCOME
                               REVENUES FROM   (LOSS) FROM   REVENUES FROM   (LOSS) FROM
                                  EXTERNAL      CONTINUING      EXTERNAL      CONTINUING
                                 CUSTOMERS      OPERATIONS     CUSTOMERS      OPERATIONS
                               -------------   -----------   -------------   -----------
THREE MONTHS ENDED
   MARCH 31:
The Americas (1)               $      94,827   $    (3,507)  $     131,626   $      (501)
Asia-Pacific                         176,405         1,656         111,708         1,131
Europe                                68,958           257          51,773        (2,937)
                               -------------   -----------   -------------   -----------
                               $     340,190   $    (1,594)  $     295,107   $    (2,307)
                               =============   ===========   =============   ===========

                       MARCH 31,   DECEMBER 31,
TOTAL SEGMENT ASSETS:    2003          2002
                       --------      --------
The Americas (2) (3)   $146,140      $204,510
Asia-Pacific (3)        106,487        58,815
Europe (3)               74,661        72,977
                       --------      --------
                       $327,288      $336,302
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

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

A complaint was filed against the Company on November 25, 2002 in the United States District Court for the Southern District of Indiana, entitled Chanin Capital Partners LLC v. Brightpoint, Inc., Cause No. CV-1834-JDT. The plaintiff claims the Company breached a services contract with defendant under which the plaintiff alleges it was entitled to receive both a monthly advisory fee of $125,000 and an additional fee, due under certain specified circumstances, of $1.5 million less the amount of any previously-paid monthly advisory fees. The plaintiff seeks compensatory damages in an amount including, but not limited to $1.5 million, less advisory fees paid and payable, plus unreimbursed reasonable expenses, applicable pre-judgment and post-

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

judgment statutory interest, and reasonable costs of the action. In addition, the plaintiff claims that it is entitled to recover $125,000 for a monthly advisory fee on a theory of account stated. The Company disputes these claims and intends to defend this matter vigorously.

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

10.      Subsequent Events

As more fully described in Note 4 to the Consolidated Financial Statements, pursuant to the sale, through certain of the Company's subsidiaries, of the Company's interests in Brightpoint Middle East FZE, its subsidiary Fono Distribution Services LLC and Brightpoint Jordan Limited to Persequor Limited, the Company could receive additional proceeds, which were contingent upon collection of accounts receivable from a certain customer. In April of 2003, the Company received an additional $1.3 in contingent consideration from Persequor Limited related to the transaction. As of April 30, 2003, there were no further amounts of additional contingent consideration due to the Company pursuant to the Sale and Purchase Agreement with Persequor Limited.

                                BRIGHTPOINT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K/A for the year ended December 31, 2002 and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

On February 19, 2003, we announced that we would consolidate our Richmond, California call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We intend to seek a sublease of the Richmond, California facility. The facility consolidation affects our Americas reporting segment. By utilizing existing infrastructure in Plainfield, we expect to realize annual pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million. We recorded a pre-tax charge of $4.3 million relating to the facility consolidation which includes the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets, severance and other costs. In the second quarter of 2003, we anticipate completing the consolidation and will record additional amounts of up to $0.2 million relating to severance and other costs associated with the facility consolidation. Total cash outflows relating to the charge

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

were approximately $0.05 million in the first quarter of 2003 and are expected to be approximately $0.7 million in the second quarter of 2003. Additional expenses may be incurred if we are unable to find a sublesee for the Richmond, California facility.

Our operating results are influenced by a number of seasonal factors, which may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are the result of several factors, including, but not limited to:

                  - promotions and subsidies by wireless network operators;

                  - the timing of local holidays and other events affecting consumer demand;

                  - the timing of the introduction of new products by our suppliers and competitors;

                  - purchasing patterns of customers in different markets; and

                  -        weather patterns.

In the first quarter of 2003, we experienced a decrease in revenue as well as a reduction in wireless device units handled when compared to the fourth quarter of 2002. This reduction is primarily due to timing of local holidays that cause fourth quarter revenue and units handled to generally be seasonally higher than other quarters throughout the year. Due to these seasonal factors, our interim results may not be indicative of annual results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue

Revenue by Division (in thousands):

                                                 Three Months Ended                                        Change        Change
                                                                                                            from          from
                   ---------------------------------------------------------------------------------
                   MARCH 31,     PERCENT      March 31,          Percent     December 31,   Percent      Q1 2002 to Q1   Q4 2002 to
                     2003        OF TOTAL       2002            of Total         2002       of Total         2003         Q1 2003
                   ----------------------------------------------------------------------------------------------------------------
The Americas       $ 94,827         28%       $131,626             45%       $111,476          33%            (28%)         (15%)
Asia-Pacific        176,405         52%        111,708             38%        154,545          45%             58%           14%
Europe               68,958         20%         51,773             17%         75,657          22%             33%           (9%)
                   ------------------------------------------------------------------------------------------------------------
        Total      $340,190        100%       $295,107            100%       $341,678         100%             15%           **
                   ============================================================================================================

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

Revenue by Service Line (in thousands):

                                                       Three Months Ended                                Change         Change
                                 -------------------------------------------------------------------      from           from
                                                                                December     Percent
                                 MARCH 31,    PERCENT    March 31,  Percent        31,          of     Q1 2002 to     Q4 2002 to
                                   2003       OF TOTAL     2002     of Total      2002        Total     Q1 2003        Q1 2003
                                 ------------------------------------------------------------------------------------------------
Sales of wireless handsets       $271,713        85%      $227,098     77%     $279,361         82%       20%            (3%)
Accessory programs                 16,476         5%        30,442     10%       17,696          5%      (46%)           (7%)
Integrated logistics services      52,001        15%        37,567     13%       44,621         13%       38%            17%
                                 ------------------------------------------------------------------------------------------
        Total                    $340,190       100%      $295,107    100%     $341,678        100%       15%            **
                                 ==========================================================================================

** Less than 1%

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

Gross Profit

                                     Three Months Ended                                   Percent Change
                    ------------------------------------------------             -------------------------------
                    MARCH 31,          March 31,        December 31,             Q1 2002 to           Q4 2002 to
(In thousands)        2003               2002              2002                   Q1 2003              Q1 2003
----------------------------------------------------------------------------------------------------------------
Gross profit        $ 18,797           $ 16,230          $ 21,343                    16%                 (12%)
Gross margin             5.5%               5.5%              6.2%
------------------------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                               Three Months Ended                                Percent Change
                               -------------------------------------------------          ----------------------------
                               MARCH 31,          March 31,         December 31,          Q1 2002 to        Q4 2002 to
(In thousands)                   2003               2002               2002                Q1 2003           Q1 2003
----------------------------------------------------------------------------------------------------------------------
Selling, general and
  administrative expenses      $16,111            $18,537            $16,382                 (13%)             (2%)
As a percent of revenue            4.7%               6.3%               4.8%
-----------------------------------------------------------------------------------------------------------------

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

Operating Income (Loss) from Continuing Operations

                                                                Three Months Ended
                                   ---------------------------------------------------------------------------
                                            MARCH 31,                March 31,              December 31,
(In thousands)                                2003                     2002                     2002
---------------------------------------------------------------------------------------------------------------
Operating income (loss) from
   continuing operations                   $ (1,594)                 $ (2,307)                $ 4,961
As a percent of revenue                        (0.5%)                    (0.8%)                   1.5%
---------------------------------------------------------------------------------------------------------------

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

Income (Loss) from Continuing Operations

                                                               Three Months Ended
                              ---------------------------------------------------------------------------------
                                         MARCH 31,                   March 31,              December 31,
(In thousands)                             2003                        2002                     2002
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                            $ (2,260)                   $ (3,297)                $ 3,544
As a percent of revenue                      (0.7%)                      (1.1%)                   0.9%
---------------------------------------------------------------------------------------------------------------

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

Pro Forma Income (Loss) from Continuing Operations

In addition to the GAAP results provided throughout this document, we have provided non-GAAP measurements, which present operating results on a pro forma basis excluding certain specified items. Details of the excluded items are presented in the table below. The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful comparisons of our continuing operations for the periods presented in this document. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies.

Management uses these non-GAAP measures internally because they provide feedback of the ongoing part of the business where management dedicates the majority of its attention and these non-GAAP measures provide a means where management can track its progress relative to its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operating plans and prior periods. The transactions excluded in these non-GAAP measures either pertain to certain events relating to non-operating assets or liabilities or to certain other events that are significantly material so that exclusion of the events would, we in management's belief, significantly enhance a reader's ability to compare the unaffected parts of our business. We have found that investors have an interest in understanding the entire business, as well as, the ongoing part of the business. We believe that both GAAP and our non-GAAP measures provide an understanding in both areas. Additionally, we have the ability to make a determination of the probable tax consequences of these events, which an investor may not. The consequences of income taxes on items excluded in our non-GAAP measures have varied materially in the past from our average effective tax rate.

More specifically, operating income excluding a facilities consolidation charge (non-GAAP) provides both management and investors with a view of the ongoing part of the business that was unaffected by the excluded event. The intent of the facilities consolidation was to reduce operating costs in the future and this non-GAAP measure provides both management and investors with comparative results to measure the effectiveness of the event on the ongoing part of the business in future periods. Income from continuing operations excluding the facilities consolidation charge, net of tax, and gains or losses on debt extinguishment, net of tax, in prior periods (non-GAAP) and Net income (loss) excluding the facilities consolidation charge, net of tax, and gains or losses on debt extinguishment, net of tax, and cumulative change in accounting principle, net of tax in prior periods (non-GAAP), provide both management and investors a comparative view of the ongoing part of the business in the current period relative to prior periods. This comparison distinguishes non-operating material transactions resulting from Convertible Notes, which were repurchased in full in 2003. We do not currently have any debt obligations of a similar nature or magnitude. As compared to the current period, in prior periods, GAAP required these material events to be treated as extraordinary items. Management and investors, we believe, had previously developed a meaningful understanding of the ongoing part of the business without the effect of these material non-operating events.

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

RECONCILIATION OF PRO FORMA AMOUNTS TO GAAP
     (in thousands, except per share data)

                                                                                         Three Months Ended
                                                                       -----------------------------------------------------
                                                                         March 31,           March 31,         December 31,
                                                                           2003                2002                2002
                                                                           ----                ----                ----
Operating income (loss) from continuing operations - GAAP
presentation                                                           $      (1,594)      $      (2,307)      $       4,961

Facility consolidation charge                                                  4,280                   -                   -
                                                                       -------------       -------------       -------------
     Operating income (loss) from continuing operations - Pro Forma
     presentation                                                      $       2,686       $      (2,307)      $       4,961
                                                                       =============       =============       =============

Income (loss) from continuing operations - GAAP presentation           $      (2,260)      $      (3,297)      $       3,544
Facility consolidation charge, net of tax                                      3,231                   -                   -
(Gain) loss on debt extinguishment, net of tax                                   158                   -                (452)
                                                                       -------------       -------------       -------------
     Income (loss) from continuing operations - Pro Forma
     presentation                                                      $       1,129       $      (3,297)      $       3,092
                                                                       =============       =============       =============

Net income (loss) - GAAP presentation                                  $      (2,848)      $     (47,953)      $       1,261
Facility consolidation charge, net of tax                                      3,231                   -                   -
(Gain) loss on debt extinguishment, net of tax                                   158                   -                (452)
Cumulative effect of a change in accounting principle,
      net of tax                                                                   -              40,748                   -
                                                                       -------------       -------------       -------------
      Net income (loss) - Pro Forma presentation                       $         541       $      (7,205)      $         809
                                                                       =============       =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Per Share Amounts:

Income (loss) from continuing operations - GAAP presentation           $         (0.28)    $         (0.41)    $          0.44
Facility consolidation charge, net of tax                                         0.40                   -                   -
(Gain) loss on debt extinguishment, net of tax                                    0.02                   -               (0.06)
                                                                       ---------------     ---------------     ---------------
     Income (loss) from continuing operations - Pro Forma
     presentation                                                      $          0.14     $         (0.41)    $          0.38
                                                                       ===============     ===============     ===============

Net income (loss) - GAAP presentation                                  $         (0.35)    $         (6.01)    $          0.16
Facility consolidation charge, net of tax                                         0.40                   -                   -
(Gain) loss on debt extinguishment, net of tax                                    0.02                   -               (0.06)
Cumulative effect of a change in accounting principle,
     net of tax                                                                      -                5.11                   -
                                                                       ---------------     ---------------     ---------------
     Net income (loss) - Pro Forma presentation                        $          0.07     $         (0.90)    $          0.10
                                                                       ===============     ===============     ===============

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

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                                           March 31, 2003           December 31, 2002
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents (includes pledged cash)                          $   58,974                 $   58,532
Working capital                                                            $   60,569                 $   60,995
Current ratio                                                                1.29 : 1                   1.29 : 1
----------------------------------------------------------------------------------------------------------------

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

days for the first quarter of 2003, compared to 40 days and 39 days for the first and fourth quarters of 2002, respectively. These changes combined to create a decrease in cash conversion cycle days to 6 days in the first quarter of 2003 from 27 days in the first quarter of 2002 and 11 days in the fourth quarter of 2002. This reduction was primarily the result of our efforts to reduce accounts receivable. A cash conversion cycle of 6 days may not be sustainable. Details of our methodology for calculating cash conversion cycle days are included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

The increase in inventories and corresponding increase in days inventory on-hand during the first quarter of 2003 are due primarily to an increase in March 31, 2003 inventory levels in our Brightpoint Asia Limited operations, managed by Persequor Limited, partially offset by a decrease in our inventory levels in the United States. We believe the increased inventory levels in our Brightpoint Asia Limited operations were the result of decreased demand in certain Asia markets due to the uncertainty created by Severe Acute Respiratory Syndrome (SARS) in those markets. With regards to inventory levels in the United States, in December of 2002, we entered into an amendment to our distribution agreement with a significant vendor in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a just-in-time inventory arrangement that has allowed us to reduce the amount of inventories of this vendor's products that we own at any given point in time. This arrangement allowed us to reduce our inventory levels at March 31, 2003. This arrangement is initially set to expire in June of 2003, which could impact our inventory levels and liquidity.

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

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The broad-based effective date of FIN 46 is deferred for public companies until the end of the period ending after December 15, 2003. We do not believe the issuance of FIN No. 46 will have a material impact on our financial position or results of operations.

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

We haves issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in our financial statements. Although the guarantees relating to lines of credit and long-term debt are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in footnote 8 to the consolidated financial statements.

In some circumstances, we purchase inventory with payment terms requiring letters of credit. As of March 31, 2003, we have issued $16.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

under our credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should we fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $16.3 million.

Additionally, we have issued certain guarantees on behalf of our subsidiaries with regard to accounts receivable transferred, the nature of which is described in footnote 6. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at March 31, 2003 is approximately $17.7 million.

Our Certificate of Incorporation and By-laws provide for us indemnify our officers and directors to the extent permitted by law. In connection therewith, we entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, we reimbursed certain of our current and former executive officers and intend to reimburse its officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During the three months ended March 31, 2003, pursuant to their respective indemnification agreements with Brightpoint, Inc. and our Certificate of Incorporation and By-laws, approximately $1 thousand and $2 thousand in legal fees were paid on behalf of John P. Delaney, our former Chief Accounting Officer, and Phillip A. Bounsall, our former Chief Financial Officer, respectively. No legal fees were paid on behalf of John P. Delaney and Phillip A. Bounsall during the three months ended March 31, 2002.

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

On April 30, 2003, we and certain other parties, including certain of our officers and directors, entered into a Release Agreement with our insurance carrier relating to claims made by us under our directors and officers insurance policy to recover costs incurred by us , including reimbursement for costs and expenses of certain of our current and former officers and directors, relating to the shareholder litigation and investigative matters described in Note 10 to the Consolidated Financial Statements. Pursuant to the Release Agreement we received $1.175 million in cash and agreed, among other things, not to pursue certain claims. The settlement amount of $1.175 million will be recorded in our Consolidated Statement of Operations in the second quarter of 2003.

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

On April 29, 2003, the parties to the litigation entered into a Stipulation of Settlement. The settlement provides for our insurer, under our directors and officers liability policy, to pay $5,050,000. These funds will be used to make distributions to members of the class who timely file a proof of claim, and to pay plaintiff's attorney's fees and expenses. On May 1, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of the settlement to the class. A hearing on final approval of the settlement has been scheduled for July 18, 2003.

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

A complaint was filed against us on November 25, 2002 in the United States District Court for the Southern District of Indiana, entitled Chanin Capital Partners LLC v. Brightpoint, Inc., Cause No. CV-

1834-JDT. The plaintiff claims we breached a services contract with defendant under which the plaintiff alleges it was entitled to receive both a monthly advisory fee of $125,000 and an additional fee, due under certain specified circumstances, of $1.5 million less the amount of any previously-paid monthly advisory fees. The plaintiff seeks compensatory damages in an amount including, but not limited to $1.5 million, less advisory fees paid and payable, plus unreimbursed reasonable expenses, applicable pre-judgment and post-judgment statutory interest, and reasonable costs of the action. In addition, the plaintiff claims that it is entitled to recover $125,000 for a monthly advisory fee on a theory of account stated. We dispute these claims and intend to defend this matter vigorously.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Brightpoint, Inc.
                                  ---------------------------------------
                                    (Registrant)

Date:    November  25, 2003       /s/ Frank Terence
                                  ---------------------------------------
                                  Frank Terence
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)

Date:    November  25, 2003       /s/ Lisa Kelley
                                  ---------------------------------------
                                  Lisa Kelley
                                  Sr. Vice President, Chief Accounting Officer
                                  and Corporate Controller
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                             Description

 10.39 Amendment No. 5 dated July 7, 2003 to Credit Agreement among Brightpoint North America L.P., and Wireless Fulfillment Services LLC,, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (incorporated by reference to the exhibit filed with the initial filing of this Form 10-Q)

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

 99.1                 Cautionary Statements