Form 10-Q/A
period 2003-06-30
BRIGHTPOINT  INC
filed 2003-11-25
CIK 918946

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

For the transition period from: ---------------------- to ----------------------

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

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2003 and 2002.............     3

         Consolidated Balance Sheets
                  June 30, 2003 and December 31, 2002...........................     4

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2003 and 2002.......................     5

         Notes to Consolidated Financial Statements.............................     6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................    22

         ITEM 3

         Quantitative and Qualitative Disclosures About Market Risk.............    40

         ITEM 4

         Controls and Procedures................................................    41

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings......................................................    42

         ITEM 6

         Exhibits...............................................................    44

         Reports on Form 8-K....................................................    44

         Signatures.............................................................    45

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                          ----------------------     -----------------------
                                                             2003         2002          2003          2002
                                                          ---------    ---------     ---------     ---------
Revenue                                                   $ 379,406    $ 302,521     $ 719,596     $ 597,628
Cost of revenue                                             357,028      288,067       678,421       566,944
                                                          ---------    ---------     ---------     ---------
Gross profit                                                 22,378       14,454        41,175        30,684

Selling, general and administrative expenses                 16,733       19,348        32,844        37,885
Facility consolidation charge                                   181            -         4,461             -
                                                          ---------    ---------     ---------     ---------
Operating income (loss) from continuing operations            5,464       (4,894)        3,870        (7,201)

Net interest expense                                            313        1,659           684         4,141
(Gain) loss on debt extinguishment                                -      (12,522)          265       (12,522)
Net other expenses                                              209          548           955           677
                                                          ---------    ---------     ---------     ---------
Income from continuing operations before income taxes         4,942        5,421         1,966           503

Income taxes                                                  1,188        2,986           472         1,365
                                                          ---------    ---------     ---------     ---------
Income (loss) from continuing operations                      3,754        2,435         1,494          (862)

Discontinued operations:
    Gain (loss) from discontinued operations                     64       (8,586)         (209)      (12,870)
    Gain on disposal of discontinued operations                 499          927           184         1,303
                                                          ---------    ---------     ---------     ---------
Total discontinued operations                                   563       (7,659)          (25)      (11,567)

Total income (loss) before cumulative effect of an
    accounting change                                         4,317       (5,224)        1,469       (12,429)

Cumulative effect of a change in accounting principle,
    net of tax                                                    -            -             -       (40,748)
                                                          ---------    ---------     ---------     ---------
Net income (loss)                                         $   4,317    $  (5,224)    $   1,469     $ (53,177)
                                                          =========    =========     =========     =========

Basic per share:
    Income (loss) from continuing operations              $    0.47    $    0.30     $    0.18     $   (0.11)
    Discontinued operations                                    0.07        (0.95)         0.00         (1.45)
    Cumulative effect of a change in accounting
       principle, net of tax                                      -            -             -         (5.10)
                                                          ---------    ---------     ---------     ---------
    Net income (loss)                                     $    0.54    $   (0.65)    $    0.18     $   (6.66)
                                                          =========    =========     =========     =========

Diluted per share:
    Income (loss) from continuing operations              $    0.45    $    0.30     $    0.18     $   (0.11)
    Discontinued operations                                    0.07        (0.95)            -         (1.45)
    Cumulative effect of a change in accounting
       principle, net of tax                                      -            -             -         (5.10)
                                                          ---------    ---------     ---------     ---------
    Net income (loss)                                     $    0.52    $   (0.65)    $    0.18     $   (6.66)
                                                          =========    =========     =========     =========

Weighted average common shares outstanding:
    Basic                                                     8,024        7,990         8,024         7,986
                                                          =========    =========     =========     =========
    Diluted                                                   8,254        7,990         8,235         7,986
                                                          =========    =========     =========     =========

See accompanying notes

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         JUNE 30,    December 31,
                                                                           2003         2002
                                                                        ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  61,252     $  43,798
  Pledged cash                                                             16,907        14,734
  Accounts receivable (less allowance for doubtful
    accounts of $6,779 and $5,328, respectively)                          110,767       111,771
  Inventories                                                             100,960        73,472
  Contract financing receivable                                            11,597        16,960
  Other current assets                                                     15,851        12,867
                                                                        ---------     ---------
Total current assets                                                      317,334       273,602

Property and equipment, net                                                30,684        35,696
Goodwill and other intangibles, net                                        17,201        14,153
Other assets                                                               11,696        12,851
                                                                        ---------     ---------
Total assets                                                            $ 376,915     $ 336,302
                                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $ 179,879     $ 129,621
  Accrued expenses                                                         44,181        48,816
  Unfunded portion of contract financing receivable                        19,156        22,102
  Convertible notes, short-term                                                 -        12,017
  Notes payable, other                                                         46            51
                                                                        ---------     ---------
Total current liabilities                                                 243,262       212,607
                                                                        ---------     ---------

Lines of credit                                                            13,418        10,052

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $0.01 par value: 100,000 shares
      authorized; 8,026 and 8,021 issued and
      outstanding in 2003 and 2002, respectively                               80            80
  Additional paid-in capital                                              214,663       214,624
  Retained earnings (deficit)                                             (87,997)      (89,466)
  Accumulated other comprehensive loss                                     (6,511)      (11,595)
                                                                        ---------     ---------
Total stockholders' equity                                                120,235       113,643
                                                                        ---------     ---------
Total liabilities and stockholders' equity                              $ 376,915     $ 336,302
                                                                        =========     =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Six Months Ended June 30
                                                                            2003         2002
                                                                         ----------   -----------
OPERATING ACTIVITIES
Net income (loss)                                                         $  1,469     $(53,177)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                           6,618        6,416
     Amortization of debt discount                                              33        2,571
     Pledged cash requirements                                              (2,173)        (146)
     Cumulative effect of a change in accounting principle, net of tax           -       40,748
     Loss (gain) on debt extinguishment                                        265      (12,522)
     Discontinued operations                                                    25       11,567
     Facility consolidation charge                                           4,461            -
     Changes in operating assets and liabilities, net of
        effects from acquisitions and divestitures:
           Accounts receivable                                               9,981       50,247
           Inventories                                                     (23,542)      61,015
           Other operating assets                                           (1,294)      (4,426)
           Accounts payable and accrued expenses                            23,284      (59,657)
     Net cash provided (used) by discontinued operations                        20       (2,279)
                                                                          --------     --------
Net cash provided by operating activities                                   19,147       40,357

INVESTING ACTIVITIES
Capital expenditures                                                        (1,865)      (6,486)
Cash effect of divestiture                                                   1,328       (5,941)
Purchase acquisitions, net of cash acquired                                 (1,949)        (282)
Decrease in funded contract financing receivables, net                       8,369       14,195
Decrease in other assets                                                       649          379
                                                                          --------     --------
Net cash provided by investing activities                                    6,532        1,865

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facilities                       1,417      (21,243)
Repurchase of convertible notes                                            (11,980)     (15,203)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                    39           89
                                                                          --------     --------
Net cash used by financing activities                                      (10,524)     (36,357)

Effect of exchange rate changes on cash and cash
   Equivalents                                                               2,299          114
                                                                          --------     --------

Net increase in cash and cash equivalents                                   17,454        5,979
Cash and cash equivalents at beginning of period                            43,798       58,295
                                                                          --------     --------

Cash and cash equivalents at end of period                                $ 61,252     $ 64,274
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

For the three months ended June 30, 2003, the Company did not experience any significant seasonal factors. However, in periods which seasonality is experienced, our interim results may not be indicative of annual results.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K/A for the year ended December 31, 2002, except for the adoption of recently issued accounting pronouncements, as disclosed below.

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

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The broad-based effective date of FIN 46 is deferred for public companies until the end of periods ending after December 15, 2003. The Company does not believe the issuance of FIN No. 46 will have a material impact on its financial position or results of operations.

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

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of June 30, 2003, the Company has issued $20.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1. Basis of Presentation (continued)

Recently Issued Accounting Pronouncements (continued)

either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $20.3 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in footnote 6. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at June 30, 2003 is approximately $21.9 million.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, the Company reimbursed certain of our current and former executive officers and intend to reimburse its officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During the six months ended June 30, 2003, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $1 thousand and $27 thousand in legal fees were paid on behalf of John P. Delaney, the Company's former Chief Accounting Officer, and Phillip A. Bounsall, the Company's former Chief Financial Officer, respectively. For the same period in 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $88 thousand and $45 thousand in legal fees were paid on behalf of John P. Delaney and Phillip A. Bounsall, respectively.

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

1. Basis of Presentation (continued)

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

NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2003 and 2002 (amounts in thousands, except per share data):

                                                    Three Months Ended          Six Months Ended
                                                          June 30,                  June 30,
                                                     2003         2002          2003         2002
Income (loss) from continuing operations          $    3,754   $    2,435    $    1,494   $     (862)
Discontinued operations                                  563       (7,659)          (25)     (11,567)
Cumulative effect of a change in accounting
   principle, net of tax                                   -            -             -      (40,748)
                                                  -----------------------    -----------------------

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

Net income (loss)                                 $    4,317   $   (5,224)   $    1,469   $  (53,177)
                                                  =======================    =======================

Basic:
   Weighted average shares outstanding                 8,024        7,990         8,024        7,986

   Per share amount:
   Income (loss) from continuing operations       $     0.47   $     0.30    $     0.18   $    (0.11)
   Discontinued operations                              0.07        (0.95)            -        (1.45)
   Cumulative effect of a change in accounting
     principle, net of tax                                 -            -             -        (5.10)
                                                  -----------------------    -----------------------
   Net income (loss)                              $     0.54   $    (0.65)   $     0.18   $    (6.66)
                                                  =======================    =======================
Diluted:
   Weighted average shares outstanding                 8,024        7,990         8,024        7,986
   Net effect of dilutive stock options,
     based on the treasury stock method
     using average market price                          230            -           211            -
                                                  -----------------------    -----------------------
   Total weighted average shares outstanding           8,254        7,990         8,235        7,986
                                                  =======================    =======================
   Per share amount:
   Income (loss) from continuing operations       $     0.45   $     0.30    $     0.18   $    (0.11)
   Discontinued operations                              0.07        (0.95)            -        (1.45)
   Cumulative effect of a change in accounting
     principle, net of tax                                 -            -             -        (5.10)
                                                  -----------------------    -----------------------
   Net income (loss)                              $     0.52   $    (0.65)   $     0.18   $    (6.66)
                                                  =======================    =======================

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

                                                                  Three months ended           Six months ended
                                                                       June 30,                     June 30,
                                                                  2003          2002          2003          2002
                                                               ----------------------------------------------------
Net income (loss) as reported                                  $    4,317    $   (5,224)   $    1,469    $  (53,177)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                       (291)         (218)         (558)         (435)
                                                               ----------------------------------------------------
Pro forma net income (loss)                                    $    4,026    $   (5,442)   $      911    $  (53,612)
                                                               ====================================================

Basic earnings per share:
    Net income (loss) as reported                              $     0.54    $    (0.65)   $     0.18    $    (6.66)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                      (0.04)        (0.03)        (0.07)        (0.05)
                                                               ----------------------------------------------------
    Pro forma net income (loss)                                $     0.50    $    (0.68)   $     0.11    $    (6.71)
                                                               ====================================================

Diluted earnings per share:
    Net income (loss) as reported                              $     0.52    $    (0.65)   $     0.18    $    (6.66)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                      (0.03)        (0.03)        (0.07)        (0.05)
                                                               ----------------------------------------------------
    Pro forma net income (loss)                                $     0.49    $    (0.68)   $     0.11    $    (6.71)
                                                               ====================================================

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1. Basis of Presentation (continued)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized losses on derivative financial instruments and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows:

                                         Three months ended        Six months ended
                                              June 30,                 June 30,
                                          2003        2002         2003        2002
                                        ---------------------------------------------
Net income (loss)                       $  4,317    $ (5,224)    $  1,469    $(53,177)
Unrealized loss on derivatives                 -           -            -         (50)
Foreign currency translation amounts       3,167       1,924        5,084       1,231
                                        ---------------------------------------------
Comprehensive income (loss)             $  7,484    $ (3,300)    $  6,553    $(51,996)
                                        =============================================

2. Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. The Company completed the consolidation of the facility in April of 2003, however, it continues to search for a sub-lessee of the Richmond, California premises. The facility consolidation affects the Company's Americas operating segment. During the first six months of 2003, the company recorded a pre-tax charge of $4.5 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.6 million. At June 30, 2003, the Company had $2.9 million of reserves related to the facility consolidation. Total cash outflows relating to the charge were approximately $0.8 million through June 30, 2003. At this time, the Company does not expect to incur significant additional costs related to the facility consolidation. However, if the Company is unsuccessful in finding a sub-lessee or the terms of any sublease are less than originally estimated, the Company may incur additional expenses. The details of the charge are presented below (in thousands):

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

2.  Facility Consolidation Charge (continued)

                                   Quarter Ended     Quarter Ended    Year-to-date
                                   March 31, 2003    June 30, 2003    June 30, 2003
                                   --------------    -------------    -------------
Cash Items:

     Lease termination costs          $2,829           $   --           $ 2,829
     Employee termination costs          173               96               269
     Other exit costs                    176               85               261
                                      ------           ------           -------
Total cash items                       3,178              181             3,359

Non-cash items:
 Disposal of fixed assets             $1,102           $   --           $ 1,102
                                      ------           ------           -------
Total non-cash items                   1,102               --             1,102
                                      ------           ------           -------

Total consolidation charge            $4,280           $  181           $ 4,461
                                      ======           ======           =======

The reserve activity for facility consolidation as of June 30, 2003 as follows (in thousands):

                              Lease                 Employee      Other
 Facility Consolidation    Termination    Fixed    Termination     Exit
     Charge Reserve           Costs       Assets      Costs       Costs       Total
                           -----------   -------   -----------  --------     -------
January 1, 2003              $     -     $     -     $     -     $     -     $     -
Provisions                     2,829       1,102         173         176       4,280
Non-cash usage                     -      (1,102)          -           -      (1,102)
                             -------     -------     -------     -------     -------
March 31, 2003                 2,829           -         173         176       3,178
                             -------     -------     -------     -------     -------

Provisions                         -           -          96          85         181
Reclassification from
  accrued lease liability        289           -           -           -         289
Cash usage                      (250)          -        (269)       (232)       (751)
Non-cash usage                     -           -           -           -           -
                             -------     -------     -------     -------     -------
June 30, 2003                $ 2,868     $     -     $     -     $    29     $ 2,897
                             -------     -------     -------     -------     -------

3. Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144) at the beginning of 2002. In connection with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations, for all periods presented.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

3.   Discontinued Operations (continued)

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

Further details of discontinued operations are as follows (in thousands):

                                        Three months ended        Six months ended
                                             June 30,                  June 30,
                                        2003         2002         2003         2002
                                      -----------------------------------------------
Revenue                               $      -     $ 39,559     $    287     $ 95,582
                                      ===============================================

Net operating income (loss)           $    135     $ (4,760)    $     20     $ (9,243)
Restructuring Plan gains (losses)         (900)      (2,899)      (1,373)      (2,324)
Recovery of contingent receivable        1,328            -        1,328            -
                                      -----------------------------------------------
Total discontinued operations         $    563     $ (7,659)    $    (25)    $(11,567)
                                      ===============================================

At June 30, 2003, the Company had approximately $0.7 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at June 30, 2003 as follows (in millions):

Total current assets                      $7.6
Other non-current assets                   0.1
                                          ----
Total assets                              $7.7
                                          ====

Accounts payable                          $0.5
Accrued expenses and other liabilities     3.3
                                          ----
Total liabilities                         $3.8
                                          ====

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2003 are as follows (in thousands):

                                                     Europe   Asia-Pacific   TOTAL
                                                     -------  ------------  -------
Balance at December 31, 2002                         $12,778     $   280    $13,058
Goodwill from acquisitions                                 8         595        603
Effects of foreign currency fluctuation and other      1,518          32      1,550
                                                     -------     -------    -------
Balance at June 30, 2003                             $14,304     $   907    $15,211
                                                     =======     =======    =======

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

5.  Accounts Receivable Transfers (continued)

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility (the Facility) with GE Commercial Finance in Australia.. At June 30, 2003 and December 31, 2002, there was $13.4 million and $10.1 million outstanding, respectively, under the Facility at an interest rate of approximately 7.7% at June 30, 2003 and 7.8% at December 31, 2002. At June 30, 2003 there was approximately $14.4 million of unused availability under the Facility.

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

8. Operating Segments

The Company operates in markets worldwide and has three operating segments. These operating segments represent the Company's three divisions: the Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless wireless devices, accessory programs and fees from the provision of integrated logistics services. The divisions are managed separately because of the geographic locations in which they operate.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income (loss) from continuing operations including allocated corporate selling, general and administrative expenses. A summary of the Company's operations by segment is presented below (in thousands):

                                        2003                        2002
                               -----------------------    ------------------------
                                            OPERATING                   Operating
                               REVENUES       INCOME      Revenues       Income
                                 FROM      (LOSS) FROM      from       (Loss) from
                               EXTERNAL     CONTINUING    External      Continuing
                               CUSTOMERS    OPERATIONS    Customers     Operations
                               ---------   -----------    ---------    -----------
THREE MONTHS ENDED JUNE 30:
The Americas (1)               $ 100,828    $   1,979     $ 122,758     $  (4,900)
Asia-Pacific                     203,319        3,409       119,788         1,371
Europe                            75,259           76        59,975        (1,365)
                               ---------    ---------     ---------     ---------
                               $ 379,406    $   5,464     $ 302,521     $  (4,894)
                               =========    =========     =========     =========

SIX MONTHS ENDED JUNE 30:
The Americas (1)               $ 195,655    $  (1,527)    $ 254,384     $  (5,400)
Asia-Pacific                     379,724        5,064       231,496         2,502
Europe                           144,217          333       111,748        (4,303)
                               ---------    ---------     ---------     ---------
                               $ 719,596    $   3,870     $ 597,628     $  (7,201)
                               =========    =========     =========     =========

                         JUNE 30,   December 31,
                           2003        2002
                         --------   -----------
TOTAL SEGMENT ASSETS:
The Americas (2) (3)     $159,815    $173,371
Asia-Pacific (3)          136,904      84,920
Europe (3)                 80,196      78,011
                         --------    --------
                         $376,915    $336,302
                         ========    ========

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

9. Contingencies and Legal Proceedings (continued)

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

         -    purchasing patterns of customers in different markets; and

         -    weather patterns.

For the three months ended June 30, 2003, the Company did not experience any significant seasonal factors. However, in periods which seasonality is experienced, our interim results may not be indicative of annual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Revenue by Division (in thousands):

                                      Three Months Ended
                 ------------------------------------------------------------  Change from   Change from
                 JUNE 30,   PERCENT   June 30,   Percent  March 31,   Percent   Q2 2002 to   Q1 2003 to
                   2003     OF TOTAL    2002    of Total    2003     of Total    Q2 2003      Q2 2003
                 ---------------------------------------------------------------------------------------
The Americas     $100,828      27%    $122,758     41%    $ 94,827      28%       (18%)          6%
Asia-Pacific      203,319      53%     119,788     39%     176,405      52%        70%          15%
Europe             75,259      20%      59,975     20%      68,958      20%        25%           9%
                 ---------------------------------------------------------------------------------------
        Total    $379,406     100%    $302,521    100%    $340,190     100%        25%          12%
                 =======================================================================================

Revenue was $379 million, an increase of 25% from $302 million in the second quarter of 2002. The increase in revenue was primarily attributable to strong market demand for our products in the Asia-Pacific region, strengthening of foreign currencies against the U.S. dollar, which accounted for approximately 8 percentage points of the increase in revenue, and increased sales of prepaid wireless airtime in our Europe Division. The increase in demand in the Asia-Pacific region was primarily attributable to strong subscriber growth in India and other developing markets, and increasing promotional activities by network operators. As a result, wireless device sales in our Asia-Pacific Division increased by approximately $79 million, or 72%, from the second quarter of 2002. The sale of prepaid wireless airtime in our Europe Division increased by approximately $8 million, or 70%, as compared to the second quarter of 2002 due to the continued expansion of our electronic recharge capabilities and distribution points. These increases were offset by a decline in revenues in the Americas Division due to a sales mix shift from product distribution revenue to fee-based logistics services revenue which negatively impacted revenue by approximately $8 million, a general decline in the volume of accessory units handled and a decline of approximately 3% in the average selling prices of wireless devices.

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

                                 Six Months Ended
                 ------------------------------------------------
                 JUNE 30,    PERCENT OF    June 30,    Percent of
                   2003        TOTAL         2002        Total      Change
                 ---------------------------------------------------------
The Americas     $195,655        27%       $254,384        43%       (23%)
Asia-Pacific      379,724        53%        231,496        39%        64%
Europe            144,217        20%        111,748        18%        29%
                 ---------------------------------------------------------
        Total    $719,596       100%       $597,628       100%        20%
                 =========================================================

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

Revenue by Service Line (in thousands):

                                                              Three Months Ended
                                   --------------------------------------------------------------------
                                               PERCENT                                                   Change from   Change from
                                   JUNE 30,       OF       June 30,    Percent     March 31,   Percent    Q2 2002 to    Q1 2003 to
                                     2003       TOTAL        2002      of Total      2003      of Total    Q2 2003       Q2 2003
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

RESULTS OF OPERATIONS (CONTINUED)

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

                                                            SIX MONTHS ENDED
                                     --------------------------------------------------------
                                     JUNE 30,        PERCENT OF     June 30,       Percent of
                                       2003            TOTAL          2002            Total          Change
                                     ----------------------------------------------------------------------
Sales of wireless devices            $577,131            80%        $466,637            78%            24%
Accessory programs                     35,347             5%          54,768             9%           (35%)
Integrated logistics services         107,118            15%          76,223            13%            41%
                                     ----------------------------------------------------------------------
        Total                        $719,596           100%        $597,628           100%            20%
                                     ======================================================================

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

Gross Profit

                              Three Months Ended                   Six Months Ended                    Percent Change
                    -------------------------------------       -----------------------     -------------------------------------
                     JUNE 30,      June 30,     March 31,        June 30,      June 30,     Q2 2002 to   Q1 2003 to   YTD 2002 to
(In thousands)         2003          2002         2003             2003          2002        Q2 2003       Q2 2003      YTD 2003
---------------------------------------------------------------------------------------------------------------------------------
Gross profit        $  22,378     $  14,454     $  18,797       $  41,175     $  30,684         55%          19%           34%
Gross margin              5.9%          4.8%          5.5%            5.7%          5.1%
---------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the second quarter of 2003, increased 55% when compared to the second quarter of 2002 and increased 19% when compared to the first quarter of 2003. Gross margin was 5.9% for the second quarter of 2003, as compared to 4.8% for the second quarter of 2002, and compared to gross margins of 5.5% for the first quarter of 2003. The increase is primarily the result of improved gross margin performance in the Americas (improvement of 450 basis points) and Europe Divisions (improvement of 55 basis points), which in the second quarter of 2002 experienced inventory related charges and general pricing pressure. The Asia-Pacific Division experienced a decline in gross margin of approximately 70 basis points in comparison to the second quarter in 2002, due to pricing action taken to reduce excess inventory levels caused by weakened demand earlier in the second quarter of 2003 due to SARS and a reduction of supplier incentives in the second half of 2003.

The improvement in gross margin from the first quarter is primarily due to the earning of supplier incentives through higher volume purchases and sell-through and early payment discounts taken on supplier invoices. We accrue manufacturer incentives and rebates based on the terms of the specific vendor program and sales of qualifying products. For the six months ended June 30, 2003, the increase in both gross profit and gross margin when compared to the six months ended June 30, 2002 were due to the improvement in margins in the Americas Division as set forth above, prior year inventory write-downs in Germany, and earning supplier incentives through higher volume purchases and sell-through and early payments of supplier invoices.

Selling, General and Administrative Expenses

                                        Three Months Ended              Six Months Ended                 Percent Change
                               ----------------------------------    ----------------------   -------------------------------------
                                JUNE 30,    June 30,    March 31,     June 30,    June 30,    Q2 2002 to  Q1 2003 to    YTD 2002 to
(In thousands)                    2003        2002        2003          2003        2002        Q2 2003     Q2 2003       YTD 2003
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and
   administrative expenses     $  16,733   $  19,348    $  16,111    $  32,844   $   37,885      (14%)        4%            (13%)
As a percent of revenue              4.4%        6.4%         4.7%         4.6%         6.3%
-----------------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses (continued)

six months ended June 30, 2003, SG&A expenses declined by 13% from the comparable prior period. The reduction is primarily attributable to cost reduction efforts taken in 2002, the benefit of the $900 thousand legal expense recovery set forth above, and a general reduction in legal fees. In addition, SG&A expenses the first half of 2002 included $1.5 million in employee severance costs.

Facility Consolidation Charge

During the first quarter of 2003, the Company began to consolidate its Richmond, California call center operation into its Plainfield, Indiana facility to reduce costs and increase productivity and profitability in its Americas division. The Company completed the consolidation of the facility in April of 2003, however, it continues to search for a sub-lessee of the Richmond, California premises. The facility consolidation affects the Company's Americas operating segment. During the first six months of 2003, the company recorded a pre-tax charge of $4.5 million which includes approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $0.6 million. At June 30, 2003, the Company had $2.9 million of reserves related to the facility consolidation. Total cash outflows relating to the charge were approximately $0.8 million through June 30, 2003. At this time, the Company does not expect to incur significant additional costs related to the facility consolidation. However, if the Company is unsuccessful in finding a sub-lessee or the terms of any sublease are less than originally estimated, the Company may incur additional expenses. See Note 2 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss) from Continuing Operations

                                                   Three Months Ended              Six Months Ended
                                           ----------------------------------   ----------------------
                                           JUNE 30,   June 30,     March 31,    June 30,    June 30,
(In thousands)                               2003       2002         2003        2003         2002
------------------------------------------------------------------------------------------------------
Operating income (loss) from
   continuing operations                  $  5,464    $ (4,894)    $  (1,594)   $  3,870    $ (7,201)
As a percent of revenue                        1.4%       (1.6%)        (0.5%)       0.5%       (1.2%)
------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

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

Income (Loss) from Continuing Operations

                                                   Three Months Ended              Six Months Ended
                                           ----------------------------------   ----------------------
                                           JUNE 30,   June 30,     March 31,    June 30,    June 30,
(In thousands)                               2003       2002         2003        2003         2002
------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                              $  3,754   $  2,435     $  (2,260)   $  1,494    $   (862)
As a percent of revenue                         1.0%       0.8%         (0.7%)       0.2%       (0.1%)
------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations for each period presented was primarily attributable to the factors discussed above in the analyses of revenue, gross margin, SG&A and the facility consolidation charge. In addition, net interest expense for the second quarter of 2003 decreased $1.3 million from the second quarter of 2002 and was relatively flat to the first quarter of 2003. Net interest expense decreased $3.5 million in the first half of 2003 compared to the first half of 2002. These reductions are the direct result of the Convertible Note repurchases discussed above and the reduction of other debt. Net other expenses for the second quarter of 2003 were $0.2 million, a decrease of $0.3 million from the second quarter of 2002 and a decrease of $0.5 million from the first quarter of 2003. The decrease is due in part to our recovery of $0.3 million in connection with the settlement of the shareholder derivative lawsuit. For the first six months of 2003, net other expense was $1.0 million, relatively flat compared to $0.7 million in the first half of 2002. This is due in part to the recovery of expenses discussed previously. Income from continuing operations per diluted share was $0.45 for the second quarter of 2003 compared to a $0.30 in the second quarter of 2002 and a loss from continuing operations per diluted share of $0.28 in the first quarter of 2003. For the six months ended June 30, 2003 and 2002 income (loss) from continuing operations per diluted share was $0.18 and $(0.11), respectively.

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

Management uses these non-GAAP measures internally because they provide feedback of the ongoing part of the business where management dedicates the majority of its attention and these non-GAAP measures provide a means where management can track its progress relative to its operating plans and prior periods. The transactions excluded in these non-GAAP measures either pertain to certain events relating to non-operating assets or liabilities or to certain other events that are significantly material so that exclusion of the events would, we in management's belief, significantly enhance a reader's ability to compare the unaffected parts of our business. We have found that investors have an interest in understanding the entire business, as well as, the ongoing part of the business. We believe that both GAAP and our non-GAAP measures provide an understanding in both areas. Additionally, we have the ability to make a determination of the probable tax consequences of these events, which an investor may not. The consequences of income taxes on items excluded in our non-GAAP measures have varied materially in the past from our average effective tax rate.

More specifically, operating income excluding a facilities consolidation charge (non-GAAP) provides both management and investors with a view of the ongoing part of the business that was unaffected by the excluded event. The intent of the facilities consolidation was to reduce operating costs in the future and this non-GAAP measure provides both management and investors with comparative results to measure the effectiveness of the event on the ongoing part of the business in future periods. Income from continuing operations excluding the facilities consolidation charge, net of tax, and gains or losses on debt extinguishment, net of tax, in prior periods (non-GAAP) provide both management and investors a comparative view of the ongoing part of the business in the current period relative to prior periods. This comparison distinguishes non-operating material transactions resulting from Convertible Notes, which were repurchased in full in 2003. We do not currently have any debt obligations of a similar nature or magnitude. As compared to the current period, in prior periods, GAAP required these material events to be treated as extraordinary items. Management and investors, we believe, had previously developed a meaningful understanding of the ongoing part of the business without the effect of these

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Pro Forma Income (Loss) from Continuing Operations

material non-operating events. Pro forma operating income from continuing operations before depreciation and amortization excludes expenses associated with our capital investments, outstanding borrowings, and income taxes, which management also considers when evaluating the profitability of our operations. However, management evaluates capital investments through its effect on free cash flows. In addition, management uses these measures for reviewing the financial results of the Company and budget planning purposes. We believe that investors are also interested in the business' ability to contribute to the Company's cash flow. Management also reviews and utilizes the entire statement of cash flows to evaluate cash flow performance.

                                                                          Three Months Ended              Six Months Ended
                                                                        -----------------------        -----------------------
                                                                        June 30,       June 30,        June 30,       June 30,
                                                                          2003           2002           2003            2002
                                                                        -------        ---------------------------------------
Operating income (loss) from continuing operations -
   GAAP presentation                                                    $ 5,464        $(4,894)        $ 3,870        $(7,201)
Facility consolidation charge                                               181              -           4,461              -
                                                                        -------        --------------------------------------
        Operating income (loss) from continuing operations -
        Pro Forma presentation                                          $ 5,645        $(4,894)        $ 8,331        $(7,201)
                                                                        =======        ======================================
Income (loss) from continuing operations - GAAP
presentation                                                            $ 3,754        $ 2,435         $ 1,494        $  (862)
Facility consolidation charge, net of tax                                   137              -           3,368              -
(Gain) loss on debt extinguishment, net of tax                                -         (7,513)            158         (7,513)
                                                                        -------        --------------------------------------
        Income (loss) from continuing operations - Pro Forma
        presentation                                                    $ 3,891        $(5,078)        $ 5,020        $(8,375)
                                                                        =======        ======================================
Per Share Amounts (diluted):

Income (loss) from continuing operations - GAAP
presentation                                                            $  0.45        $  0.30         $  0.18        $ (0.11)
Facility consolidation charge, net of tax                                  0.02              -            0.41              -
Gain) loss on debt extinguishment, net of tax                                 -          (0.94)           0.02          (0.94)
                                                                        -------        --------------------------------------
        Income (loss) from continuing operations - Pro Forma
        presentation                                                     $ 0.47        $ (0.64)        $  0.61        $ (1.05)
                                                                        =======        ======================================
Other Amounts:

Operating income (loss) from continuing operations -
   GAAP presentation                                                    $ 5,464        $(4,894)        $ 3,870        $(7,201)
Facility consolidation charge                                               181              -           4,461              -
Depreciation and amortization                                             3,231          2,782           6,618          6,416
                                                                        -------        --------------------------------------
        Pro forma operating income from continuing
        operations before depreciation and amortization                 $ 8,876        $(2,112)        $14,949        $  (785)
                                                                        =======        ======================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                                   June 30, 2003          December 31, 2002
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents (includes pledged cash)                   $ 78,159                 $ 58,532
Working capital                                                     $ 74,072                 $ 60,995
Current ratio                                                       1.30 : 1                 1.29 : 1
---------------------------------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The broad-based effective date of FIN 46 is deferred for public companies until the end of periods ending after December 15, 2003. The Company does not believe the issuance of FIN No. 46 will have a material impact on its financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of June 30, 2003, the Company has issued $20.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $20.3 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in footnote 6. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at June 30, 2003 is approximately $21.9 million.

The Company's Certificate of Incorporation and By-laws provide for it to indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements, the Company reimbursed certain of our current and former executive officers and intend to reimburse its officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During the six months ended June 30, 2003, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $1 thousand and $27 thousand in legal fees were paid on behalf of John P. Delaney, the Company's former Chief Accounting Officer, and Phillip A. Bounsall, the Company's former Chief Financial Officer, respectively. For the same period in 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc. and the Company's Certificate of Incorporation and By-laws, $88 thousand and $45 thousand in legal fees were paid on behalf of John P. Delaney and Phillip A. Bounsall, respectively.

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

PART II. OTHER INFORMATION

On April 30, 2003, a Stipulation of Settlement of this derivative action was filed with the Court. The settlement provides that the Company acknowledges it has made certain changes in its corporate governance policies and agrees to pay up to $275,000 for plaintiff's attorney's fees and expenses, as may be awarded by the Court. On May 2, 2003, the Court issued an order preliminarily approving the settlement and providing for notice of settlement. On July 2, 2003, the Court held a hearing for final approval of the settlement, and issued an order approving the settlement and dismissing the action. It also awarded plaintiff's attorneys' fees and expenses in the amount of $275,000, which was recorded in the Consolidated Statement of Operations in the first quarter of 2003. This amount was recovered in the second quarter of 2003.

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

PART II. OTHER INFORMATION

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

                                         Brightpoint, Inc.
                                         -----------------
                                           (Registrant)

Date: November 25, 2003                  /s/ Frank Terence
                                         ---------------------------------------

                                         Frank Terence
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)

Date: November 25, 2003                  /s/ Lisa M. Kelley
                                         ---------------------------------------

                                         Lisa M. Kelley
                                         Sr. Vice President,
                                         Chief Accounting Officer and Corporate
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                              Description

10.39 Amendment No. 5 dated July 7, 2003 to Credit Agreement among Brightpoint North America L.P., and Wireless Fulfillment Services LLC,, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.39 to the Registrants Form 10-Q for the quarter ended June 30, 2003 previously filed with the SEC)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing
                  Section 302 of the Sarbanes-Oxley Act of 2002

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