Form 10-Q/A
period 2003-09-30
BRIGHTPOINT  INC
filed 2004-03-08
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  (Amendment 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_______________________to________________________

Commission file number: 0-23494

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                                             35-1778566
-----------------------------------------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization                (I.R.S. Employer Identification No.)

         501 Airtech Parkway, Plainfield Indiana                                           46168
-----------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                        (Zip Code)

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

                               BRIGHTPOINT, INC.
                                     INDEX

                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

ITEM 1

Consolidated Statements of Operations
                   Three and Nine Months Ended September 30, 2003 and 2002......         3

Consolidated Balance Sheets
                   September 30, 2003 and December 31, 2002.....................         4

           Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2003 and 2002................         5

           Notes to Consolidated Financial Statements...........................         6

           ITEM 2

           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................        25

           ITEM 3

           Quantitative and Qualitative Disclosures About Market Risk...........        47

           ITEM 4

           Controls and Procedures..............................................        48

PART II.   OTHER INFORMATION

           ITEM 1

           Legal Proceedings....................................................        49

           ITEM 6

           Exhibits.............................................................        50

           Reports on Form 8-K..................................................        50

           Signatures...........................................................        51

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                                   -------------                       -------------
                                                              2003              2002               2003             2002
                                                              ----              ----               ----             ----
Revenue
   Product distribution                                   $    476,824      $    288,948      $  1,089,302      $    798,289
   Integrated logistics services                                56,882            47,813           164,000           136,100
                                                          ------------      ------------      ------------      ------------
Total revenue                                                  533,706           336,761         1,253,302           934,389

Cost of revenue
   Product distribution                                        460,222           278,633         1,053,243           779,693
   Integrated logistics services                                46,429            38,161           131,829           104,045
                                                          ------------      ------------      ------------      ------------
Total cost of revenue                                          506,651           316,794         1,185,072           883,738

Gross profit                                                    27,055            19,967            68,230            50,651

Selling, general and administrative expenses                    18,762            16,981            51,606            54,866
Facility consolidation charge                                       -                  -             4,461                 -
                                                          ------------      ------------      ------------      ------------
Operating income (loss) from continuing operations               8,293             2,986            12,163            (4,215)

Net interest expense                                               255             1,234               939             5,375
Impairment loss on long-term investment                              -             8,305                 -             8,305
(Gain) loss on debt extinguishment                                 100           (31,107)              365           (43,629)
Net other expenses                                                 945               820             1,900             1,497
                                                          ------------      ------------      ------------      ------------
Income from continuing operations before income taxes            6,993            23,734             8,959            24,237

Income taxes                                                     1,947            12,613             2,419            13,978
                                                          ------------      ------------      ------------      ------------
Income from continuing operations                                5,046            11,121             6,540            10,259

Discontinued operations:
    Loss from discontinued operations                             (170)             (347)             (379)          (13,217)
    Gain (loss) on disposal of discontinued operations             (32)           (1,280)              152                23
                                                          ------------      ------------      ------------      ------------
Total discontinued operations                                     (202)           (1,627)             (227)          (13,194)

Total income (loss) before cumulative effect of an
    accounting change                                            4,844             9,494             6,313            (2,935)

Cumulative effect of a change in accounting principle,
    net of tax                                                       -                 -                 -           (40,748)
                                                          ------------      ------------      ------------      ------------
Net income (loss)                                         $      4,844      $      9,494      $      6,313      $    (43,683)
                                                          ============      ============      ============      ============

Basic per share:
   Income from continuing operations                      $       0.28      $       0.62      $       0.36      $       0.57
   Discontinued operations                                       (0.01)            (0.09)            (0.01)            (0.73)
   Cumulative effect of a change in accounting
       principle, net of tax                                         -                 -                 -             (2.27)
                                                          ------------      ------------      ------------      ------------
   Net income (loss)                                      $       0.27      $       0.53      $       0.35      $      (2.43)
                                                          ============      ============      ============      ============
Diluted per share:
   Income from continuing operations                      $       0.27      $       0.62      $       0.35      $       0.57
   Discontinued operations                                       (0.01)            (0.09)            (0.01)            (0.73)
   Cumulative effect of a change in accounting
       principle, net of tax                                         -                 -                 -             (2.27)
                                                          ------------      ------------      ------------      ------------
   Net income (loss)                                      $       0.26      $       0.53      $       0.34      $      (2.43)
                                                          ============      ============      ============      ============
Weighted average common shares outstanding:
   Basic                                                        18,074            18,009            18,060            17,982
                                                          ============      ============      ============      ============
   Diluted                                                      18,932            18,009            18,734            17,982
                                                          ============      ============      ============      ============

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           SEPTEMBER 30,       December 31,
                                                               2003               2002
                                                               ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                $     61,621       $      43,798
  Pledged cash                                                   16,924              14,734
  Accounts receivable (less allowance for doubtful
    accounts of $6,499 and $5,328, respectively)                163,415             111,771
  Inventories                                                   105,431              73,472
  Contract financing receivable                                  13,650              16,960
  Other current assets                                           17,685              12,867
                                                           ------------       -------------
Total current assets                                            378,726             273,602

Property and equipment, net                                      29,210              35,696
Goodwill and other intangibles, net                              17,347              14,153
Other assets                                                     11,835              12,851
                                                           ------------       -------------
Total assets                                               $    437,118       $     336,302
                                                           ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    226,189       $     129,621
  Accrued expenses                                               58,712              48,816
  Unfunded portion of contract financing receivable              19,361              22,102
  Convertible notes, short-term                                       -              12,017
  Notes payable, other                                               40                  51
                                                           ------------       -------------
Total current liabilities                                       304,302             212,607

Lines of credit                                                   5,647              10,052

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $0.01 par value: 100,000 shares
      authorized; 18,204 and 18,048 issued and
      outstanding in 2003 and 2002, respectively                    182                 180
  Additional paid-in capital                                    215,836             214,524
  Retained earnings (deficit)                                   (83,154)            (89,466)
  Accumulated other comprehensive loss                           (5,695)            (11,595)
                                                           ------------       -------------
Total stockholders' equity                                      127,169             113,643
                                                           ------------       -------------
Total liabilities and stockholders' equity                 $    437,118       $     336,302
                                                           ============       =============

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended September 30,
                                                                                       2003                    2002
                                                                                       ----                    ----
OPERATING ACTIVITIES
Net income (loss)                                                                $        6,313           $      (43,683)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                        9,692                    9,917
     Amortization of debt discount                                                           33                    3,568
     Pledged cash requirements                                                           (2,190)                   4,944
     Cumulative effect of a change in accounting principle, net of tax                        -                   40,748
     Loss (gain) on debt extinguishment                                                     365                  (43,629)
     Discontinued operations                                                                227                   13,195
     Facility consolidation charge                                                        4,461                        -
     Income tax benefits of exercise of stock options                                       111                        -
     Impairment loss on long-term investment                                                  -                    8,305
     Changes in operating assets and liabilities, net of
       effects from acquisitions and divestitures:
           Accounts receivable                                                          (41,647)                  57,204
           Inventories                                                                  (29,285)                  60,199
           Other operating assets                                                        (4,342)                    (500)
           Accounts payable and accrued expenses                                         85,426                  (59,974)
     Net cash provided (used) by discontinued operations                                     29                   (7,674)
                                                                                 --------------           --------------
Net cash provided by operating activities                                                29,193                   42,620

INVESTING ACTIVITIES
Capital expenditures                                                                     (3,283)                  (7,318)
Cash effect of divestiture                                                                1,328                   (6,307)
Purchase acquisitions, net of cash acquired                                              (1,972)                    (333)
Decrease in funded contract financing receivables, net                                    6,568                   18,088
Decrease in other assets                                                                    562                      433
                                                                                 --------------           --------------
Net cash provided by investing activities                                                 3,203                    4,563

FINANCING ACTIVITIES
Net payments on revolving credit facilities                                              (6,474)                  (7,928)
Repurchase of convertible notes                                                         (11,980)                 (69,170)
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                              1,204                      157
                                                                                 --------------           --------------
Net cash used by financing activities                                                   (17,250)                 (76,941)

Effect of exchange rate changes on cash and cash
   Equivalents                                                                            2,677                     (721)
                                                                                 --------------           --------------
Net increase (decrease) in cash and cash equivalents                                     17,823                  (30,479)
Cash and cash equivalents at beginning of period                                         43,798                   58,295
                                                                                 --------------           --------------

Cash and cash equivalents at end of period                                       $       61,621           $       27,816
                                                                                 ==============           ==============

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

The Board of Directors approved the above referenced stock splits primarily to increase the liquidity of the stock by increasing the number of shares in the market, to improve the affordability of the stock for investors and to provide institutional investors an opportunity to purchase a larger number of shares before

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

they would become subject to the reporting obligations under Section 13(d) of the Securities Exchange Act of 1934.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1. Basis of Presentation (continued)

NET INCOME (LOSS) PER SHARE (CONTINUED)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2003 and 2002 (amounts in thousands, except per share data):

                                                                Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                               2003            2002              2003             2002
                                                               ----            ----              ----             ----
Income from continuing operations                         $       5,046   $      11,121     $       6,540      $    10,259
Discontinued operations                                            (202)         (1,627)             (227)         (13,194)
Cumulative effect of a change in accounting
   principle, net of tax                                              -               -                 -          (40,748)
                                                          -------------   -------------     -------------      -----------
Net income (loss)                                         $       4,844   $       9,494     $       6,313      $   (43,683)
                                                          =============   =============     =============      ===========

Basic:
   Weighted average shares outstanding                           18,074          18,009            18,060           17,982
                                                          =============   =============     =============      ===========

   Per share amount:
   Income from continuing operations                      $        0.28   $        0.62     $        0.36      $      0.57
   Discontinued operations                                        (0.01)          (0.09)            (0.01)           (0.73)
   Cumulative effect of a change in accounting
     principle, net of tax                                            -              -                  -            (2.27)
                                                          -------------   -------------     -------------      -----------
   Net income (loss)                                      $        0.27   $        0.53     $        0.35      $     (2.43)
                                                          =============   =============     =============      ===========
Diluted:
   Weighted average shares outstanding                           18,074          18,009            18,060           17,982
   Net effect of dilutive stock options,
     based on the treasury stock method
     using average market price                                     858               -               674                9
                                                          -------------   -------------     -------------      -----------
   Total weighted average shares outstanding                     18,932          18,009            18,734           17,991
                                                          =============   =============     =============      ===========

   Per share amount:
   Income from continuing operations                      $        0.27   $        0.62     $        0.35      $      0.57
   Discontinued operations                                        (0.01)          (0.09)            (0.01)           (0.73)
   Cumulative effect of a change in accounting
     principle, net of tax                                            -               -                 -            (2.27)
                                                          -------------   -------------     -------------      -----------
   Net income (loss)                                      $        0.26   $        0.53     $        0.34      $     (2.43)
                                                          =============   =============     =============      ===========

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

                                                                    Three months ended                 Nine months ended
                                                                      September 30,                      September 30,
                                                                   2003           2002                2003            2002
                                                                   ----           ----                ----            ----
Net income (loss) as reported                                   $    4,844    $     9,494          $    6,313    $   (43,683)
    Stock-based employee compensation benefit (cost), net
       of related tax effects, that would have been
       included in the determination of net income (loss)
       if the fair value method had been applied                       205           (218)               (470)          (653)
                                                                ----------    -----------          ----------    -----------
Pro forma net income (loss)                                     $    5,049    $     9,276          $    5,843    $   (44,336)
                                                                ==========    ===========          ==========    ===========

Basic earnings per share:
    Net income (loss) as reported                               $     0.27    $      0.53          $     0.35    $     (2.43)
    Stock-based employee compensation benefit (cost), net
       of related tax effects, that would have been
       included in the determination of net income (loss)
       if the fair value method had been applied                      0.01          (0.01)              (0.03)         (0.04)
                                                                ----------    -----------          ----------    -----------
    Pro forma net income (loss)                                 $     0.28    $      0.52          $     0.32    $     (2.47)
                                                                ==========    ===========          ==========    ===========

Diluted earnings per share:
    Net income (loss) as reported                               $     0.26    $      0.53          $     0.34    $     (2.43)
    Stock-based employee compensation benefit (cost), net
       of related tax effects, that would have been
       included in the determination of net income (loss)
       if the fair value method had been applied                      0.01          (0.01)              (0.02)         (0.04)
                                                                ----------    -----------          ----------    -----------
    Pro forma net income (loss)                                 $     0.27    $      0.52          $     0.32    $     (2.47)
                                                                ==========    ===========          ==========    ===========

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

                                                             Three months ended               Nine months ended
                                                               September 30,                    September 30,
                                                           2003            2002             2003               2002
                                                           ----            ----             ----               ----
Net income (loss)                                       $    4,844      $   9,494        $     6,313      $   (43,683)
Unrealized loss on derivatives                                   -              -                  -              (50)
Foreign currency translation amounts                           816           (886)             5,900              345
                                                        ----------      ---------        -----------      -----------
Comprehensive income (loss)                             $    5,660      $   8,608        $    12,213      $   (43,388)
                                                        ==========      =========        ===========      ===========

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

2. Facility Consolidation Charge (continued)

                                             Quarter Ended         Quarter Ended          YEAR-TO-DATE
                                             March 31, 2003        June 30, 2003        SEPTEMBER 30, 2003
                                             --------------        -------------        ------------------
Cash items:
     Lease termination costs                   $   2,829             $       -              $    2,829
     Employee termination costs                      173                    96                     269
     Other exit costs                                176                    85                     261
                                               ---------             ---------              ----------
Total cash items                                   3,178                   181                   3,359
                                               ---------             ---------              ----------

Non-cash items:
     Disposal of fixed assets                      1,102                     -                   1,102
                                               ---------             ---------              ----------
Total non-cash items                               1,102                     -                   1,102
                                               ---------             ---------              ----------
Total consolidation charge                     $   4,280             $     181              $    4,461
                                               =========             =========              ==========

Reserve activity for the facility consolidation as of September 30, 2003 is as follows (in thousands):

                                           Lease                         Employee
Facility Consolidation Charge           Termination     Fixed           Termination    Other Exit
           Reserve                         Costs        Assets            Costs          Costs          Total
           -------                         -----       --------           -----          -----          -----
January 1, 2003                         $       -      $       -        $        -     $        -     $         -
Provisions                                  2,829          1,102               173            176           4,280
Non-cash usage                                  -         (1,102)                -              -          (1,102)
                                        ---------      ---------        ----------     ----------     -----------
March 31, 2003                              2,829              -               173            176           3,178
                                        ---------      ---------        ----------     ----------     -----------
Provisions                                      -              -                96             85             181
Reclassification from accrued                                  -
  lease liability                             289                                -              -             289
Cash usage                                   (250)             -              (269)          (232)            751)
Non-cash usage                                  -              -                 -              -               -
                                        ---------      ---------        ----------     ----------     -----------
June 30, 2003                               2,868              -                 -             29           2,897
                                        ---------      ---------        ----------     ----------     -----------
Cash usage                                   (252)             -                 -            (12)           (264)
Non-cash usage                                  -              -                 -              -               -
                                        ---------      ---------        ----------     ----------     -----------
SEPTEMBER 30, 2003                      $   2,616      $       -        $        -     $       17     $     2,633
                                        =========      =========        ==========     ==========     ===========

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

As of September 30, 2003, the actions called for by the 1999 and 2001 Restructuring Plans were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. Further details of discontinued operations are as follows (in thousands):

                                                                  Three months ended            Nine months ended
                                                                    September 30,                September 30,
                                                                   2003       2002             2003          2002
                                                                   ----       ----             ----          ----
Revenue                                                          $     -    $  22,379        $    287      $ 117,961
                                                                 =======    =========        ========      =========
Loss from discontinued operations
    Net operating loss                                           $   (86)   $    (461)       $    (66)     $  (9,499)
    Restructuring plan charges                                       (27)         114             126         (3,619)
    Other                                                            (57)           -            (439)          (100)
                                                                 -------    ---------        --------      ---------
Total loss from discontinued operations                             (170)        (347)           (379)       (13,217)
                                                                 -------    ---------        --------      ---------

Gain (loss) on disposal of discontinued operations
    Restructuring plan charges                                       (27)         394          (1,071)         1,677
    Other                                                             (5)         183            (105)          (406)
    Net loss on sale of Middle East operations                         -       (1,857)              -         (1,248)
    Recovery of contingent receivable                                  -            -           1,328              -
                                                                 -------    ---------        --------      ---------
Total gain (loss) on disposal of discontinued operations             (32)      (1,280)            152             23
                                                                 -------    ---------        --------      ---------

Total discontinued operations                                    $  (202)   $  (1,627)       $   (227)     $ (13,194)
                                                                 =======    =========        ========      =========

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

4. Discontinued Operations (continued)

   The Company recorded losses related to the 1999 and 2001 Restructuring Plans during the three and nine months ended September 30, 2003 and 2002, are presented below (in thousands):

                                                         Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                       2003           2002             2003           2002
                                                       ----           ----             ----           ----
Cash charges (credits):
     Employee termination costs                     $       15       $    (18)     $        20      $    223
     Lease termination costs                                 -            (16)               -           758
     Other exit costs                                       14             81              (15)          999
                                                    ----------       --------      -----------      --------
Total cash charges (credits)                                29             47                5         1,980
                                                    ----------       --------      -----------      --------
Non-cash charges (credits):
     Loss on investment                                      -              -                -           334
     Impairment of accounts receivable and
         inventories of restructured
         operations                                         (1)          (161)              11          (709)
     Impairment of fixed and other assets                    -              -               72         2,434
     Income tax effect of restructuring
         actions                                             -              -             (125)            -
     Write-off of cumulative foreign
         currency translation
         adjustments                                        27           (394)             982        (2,097)
                                                    ----------       --------      -----------      --------
Total non-cash charges (credits)                            25           (555)             940           (38)
                                                    ----------       --------      -----------      --------
Total restructuring plan charges                    $       54       $   (508)     $       945      $  1,942
                                                    ==========       ========      ===========      ========

   Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                               Lease            Employee
                            Termination       Termination       Other Exit
                               Costs             Costs            Costs           Total
                               -----             -----            -----           -----
December 31, 2002            $      195        $       100       $   1,099      $    1,394

Provisions                            -                  -             140             140
Cash usage                          (69)               (25)           (281)           (375)
Non-cash usage                        -                (75)           (233)           (308)
                             ----------        -----------       ---------      ----------
March 31, 2003                      126                  -             725             851
                             ----------        -----------       ---------      ----------
Provisions                            6                  -               -               6
Cash usage                          (66)                 -            (177)           (243)
Non-cash usage                        -                  -              84              84
                             ----------        -----------       ---------      ----------
June 30, 2003                        66                  -             632             698
                             ----------        -----------       ---------      ----------
PROVISIONS                            -                  -               -               -
CASH USAGE                          (66)                 -             (83)           (149)
NON-CASH USAGE                        -                  -             (20)              -
                             ----------        -----------       ---------      ----------
SEPTEMBER 30, 2003           $        -        $         -       $     529      $      529
                             ----------        -----------       ---------      ----------

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

4. Discontinued Operations (continued)

   Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                     SEPTEMBER 30,          December 31,
                                                        2003                    2002
                                                        ----                    ----
Total current assets                                $      1,442            $    8,113
Other non-current assets                                     120                   177
                                                    ------------            ----------
Total assets                                        $      1,562            $    8,290
                                                    ============            ==========

Accounts payable                                    $        152            $      898
Accrued expenses and other liabilities                     2,821                 5,141
                                                    ------------            ----------
Total liabilities                                   $      2,973            $    6,039
                                                    ============            ==========

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

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5. Cumulative Effect of a Change in Accounting Principle (continued)

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2003 are as follows (in thousands):

                                                             Europe      Asia-Pacific            TOTAL
                                                             ------      ------------            -----
Balance at December 31, 2002                              $    12,778    $        280         $    13,058
Goodwill from acquisitions                                        315             595                 910
Effects of foreign currency fluctuation                         1,441              41               1,482
                                                          -----------    ------------         -----------
Balance at September 30, 2003                             $    14,534    $        916         $    15,450
                                                          ===========    ============         ===========

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

The Company evaluates the performance of, and allocates resources to, these segments based on operating income (loss) from continuing operations and includes allocated corporate selling, general and administrative expenses. A summary of the Company's operations by segment is presented below (in thousands):

                                                        2003                                      2002
                                                        ----                                      ----
                                                                OPERATING                              Operating Income
                                          REVENUES FROM        INCOME FROM           Revenues            (Loss) from
                                            EXTERNAL           CONTINUING              from               Continuing
                                           CUSTOMERS           OPERATIONS       External Customers        Operations
                                           ---------           ----------       ------------------        ----------
THREE MONTHS ENDED SEPTEMBER 30:
The Americas                              $     132,645       $      2,464        $    127,343          $      1,187
Asia-Pacific                                    314,294              4,369             141,457                 1,943
Europe                                           86,767              1,460              67,961                  (144)
                                          -------------       ------------        ------------          ------------
                                          $     533,706       $      8,293        $    336,761          $      2,986
                                          =============       ============        ============          ============

NINE MONTHS ENDED SEPTEMBER 30:
The Americas (1)                          $     328,300       $        937        $    381,727          $     (4,215)
Asia-Pacific                                    694,019              9,435             372,954                 4,454
Europe                                          230,983              1,791             179,708                (4,454)
                                          -------------       ------------        ------------          ------------
                                          $   1,253,302       $     12,163        $    934,389          $     (4,215)
                                          =============       ============        ============          ============

                                                   SEPTEMBER 30,        December 31,
                                                      2003                 2002
                                                      ----                 ----
TOTAL SEGMENT ASSETS:
The Americas (2) (3)                              $    166,489         $    173,371
Asia-Pacific (3)                                       180,291               84,920
Europe (3)                                              90,338               78,011
                                                  ------------         ------------
                                                  $    437,118         $    336,302
                                                  ============         ============

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

- purchasing patterns of customers in different markets; and

- weather patterns.

For the three months ended September 30, 2003, we did not experience any significant seasonal factors. However, in periods which seasonality is experienced, interim results are not indicative of annual results.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended:

                                                                                                               Change from
                                                                                                               -----------
                      SEPTEMBER 30,    PERCENT     September 30,   Percent    June 30,     Percent      Q3 2002 to     Q2 2003 to
(in thousands)            2003        OF TOTAL         2002        of Total     2003       of Total      Q3 2003        Q3 2003
                          ----        --------         ----        --------     ----       --------      -------        -------
The Americas           $132,645          25%        $127,343          38%     $100,828         26%           4%            32%
Asia-Pacific            314,294          59%         141,457          42%      203,319         54%         122%            55%
Europe                   86,767          16%          67,961          20%       75,259         20%          28%            15%
                       --------         ---         --------         ---      --------        ---          ---             --
        Total          $533,706         100%        $336,761         100%     $379,406        100%          58%            41%
                       ========         ===         ========         ===      ========        ===          ===             ==

                                                                                                                  Change from
                                                                                                                  -----------
                                SEPTEMBER 30,   PERCENT    September 30,  Percent     June 30,   Percent    Q3 2002 to   Q2 2003 to
(in thousands)                      2003        OF TOTAL      2002        of Total     2003      of Total    Q3 2003      Q3 2003
                                    ----        --------      ----        --------     ----      --------    -------      -------
Product distribution (1)         $476,824         89%       $288,948         86%      $324,290       85%       65%          47%
Integrated logistics services      56,882         11%         47,813         14%        55,116       15%       19%           3%
                                 --------        ---        --------        ---       --------      ---        --           --
        Total                    $533,706        100%       $336,761        100%      $379,406      100%       58%          41%
                                 ========        ===        ========        ===       ========      ===        ==           ==

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Revenue (continued)
Revenue for the nine months ended:

                                           SEPTEMBER 30,     PERCENT OF        September 30,   Percent of
(in thousands)                                2003             TOTAL               2002          Total            Change
                                              ----             -----               ----          -----            ------
The Americas                                $  328,300          26%               $381,727         41%              (14%)
Asia-Pacific                                   694,019          55%                372,954         40%               86%
Europe                                         230,983          19%                179,708         19%               28%
                                            ----------         ---                --------        ---                --
        Total                               $1,253,302         100%               $934,389        100%               34%
                                            ==========         ===                ========        ===                ==

                                           SEPTEMBER 30,     PERCENT OF     September 30,  Percent of
(in thousands)                                 2003            TOTAL           2002          Total             Change
                                               ----            -----           ----          -----             ------
Product distribution                        $1,089,302          87%          $798,289         85%               36%
Integrated logistics services                  164,000          13%           136,100         15%               20%
                                            ----------         ---           --------        ---                --
        Total                               $1,253,302         100%          $934,389        100%               34%
                                            ==========         ===           ========        ===                ==

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

                                 Three Months Ended                 Nine Months Ended                     Percent Change
                                 ------------------                 -----------------                     --------------
                      SEPTEMBER 30,   September 30,   June 30,  September 30,  September 30,   Q3 2002 to   Q2 2003 to   YTD 2002 to
(in thousands)            2003           2002          2003         2003           2002         Q3 2003       Q3 2003      YTD 2003
--------------            ----           ----          ----         ----           ----         -------       -------      --------
Product
distribution           $ 16,602         $ 10,315      $ 12,215   $ 36,059        $ 18,596         61%          36%          94%
                       --------         --------      --------   --------        --------         --           --           --
Integrated logistics
services                 10,453            9,652        10,163     32,171          32,055          8%           3%           -
                       --------         --------      --------   --------        --------         --           --           --
Gross profit           $ 27,055         $ 19,967      $ 22,378   $ 68,230        $ 50,651         35%          21%          35%
Gross margin                5.1%             5.9%          5.9%       5.4%            5.4%
                       --------         --------      --------   --------        --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

                                      Three Months Ended               Nine Months Ended                  Percent Change
                                      ------------------               -----------------                  --------------
                          SEPTEMBER 30,  September 30,  June 30,  September 30,  September 30,  Q2 2002 to  Q1 2003 to  YTD 2002 to
    (in thousands)            2003           2002         2003        2003           2002        Q2 2003     Q2 2003     YTD 2003
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and
 administrative expenses    $ 18,762       $ 16,981     $16,733     $ 51,606       $ 54,866         10%        12%         (6%)
As a percent of revenue          3.5%           5.0%        4.4%         4.1%           5.9%
-----------------------------------------------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Income (Loss) from Continuing Operations

                                            Three Months Ended                Nine Months Ended
                                            ------------------                -----------------
                                SEPTEMBER 30,  September 30,  June 30,   September 30,  September 30,
      (in thousands)                2003           2002         2003         2003           2002
-----------------------------------------------------------------------------------------------------
Operating income (loss) from
 continuing operations            $ 8,293         $ 2,986      $5,464      $ 12,163      ($ 4,215)
As a percent of revenue               1.6%            0.9%        1.4%          1.0%         (0.5%)
-----------------------------------------------------------------------------------------------------

Operating income from continuing operations for the third quarter of 2003 was $8.3 million, an increase of $5.3 million, or 178%, from the third quarter of 2002. This increase was due to a 58% increase in revenue resulting from strong demand for our products and services in all divisions and our entry into the India market in the third quarter of 2003. The growth in revenue was partially offset by a decrease in gross margin from 5.9% to 5.1%, which was driven primarily by an incremental proportion of lower gross margin wireless handsets sold in India, and by a 10% increase in SG&A expenses. The increase in SG&A expenses was primarily caused by additional expenses related to our entry into India, additional expenses related to the expansion of our retail and activation management activities in France and variable cost increases in proportion with the 58% revenue increase. Of the 178% increase in operating income from continuing operations from the third quarter of 2002, the strengthening of foreign currencies relative to the U.S. dollar accounted for 11 percentage points.

As compared to the second quarter of 2003, operating income from continuing operations increased by $2.8 million, or 52%. This increase was due to a 41% increase in revenue resulting from strong demand for our products and services in all divisions and our entry into the India market in the third quarter of 2003. The growth in revenue was partially offset by a decrease in gross margin from 5.9% to 5.1%, which was driven primarily by an incremental proportion of lower gross margin wireless handsets sold in India, and by a 12% increase in SG&A expenses. The increase in SG&A expenses was primarily caused by additional expenses related to our entry into India and variable cost increases in proportion with the 41% revenue increase. Fluctuating foreign currencies had no material effect.

For the nine months ended September 30, 2003, operating income from continuing operations (including the facility consolidation charge) increased by $16.4 million as compared to the same period of 2002. This increase was a result of a 34% increase in revenue, a 35% increase in gross profit and a 6% reduction in SG&A expenses. The revenue increase was attributable to an 86% increase in revenue in the Asia Pacific division, where all markets experienced an increase in demand for our products and services and which included additional revenue from our entry into the India market in the third quarter of 2003, and a 28% increase in revenue in the Europe division, which increased its sales of prepaid wireless airtime and benefited from the strengthening of European currencies relative to the U.S. dollar. Revenue growth during this period was partially offset by a 14% decline in the Americas division, which experienced a shift in sales mix from product distribution revenue to fee-based logistics services and was unable to meet product demand in certain circumstances due to the lack of certain CDMA-based wireless devices. The 35% increase in gross profit was closely associated with a 34% increase in revenue. The 6% reduction in SG&A expenses was the result of cost reduction action taken in 2002 and a $900 thousand legal expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

recovery in the second quarter of 2003. The decrease in SG&A expenses was partially offset by expenses associated with our entry into India and the expansion of our retail and activation management activities in France. Additionally, SG&A expenses in 2002 included severance payments of approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Income from Continuing Operations

                                                  Three Months Ended                   Nine Months Ended
                                                  ------------------                   -----------------
                                       SEPTEMBER 30,   September 30,  June 30,    September 30,  September 30,
         (In thousands)                    2003            2002         2003          2003           2002
--------------------------------------------------------------------------------------------------------------
Income from continuing operations        $ 5,046         $ 11,121      $3,754        $ 6,540      $ 10,259
As a percent of revenue                      0.9%             3.3%        1.0%           0.5%          1.1%
--------------------------------------------------------------------------------------------------------------

Income from continuing operations was $5.0 million, a decrease of $6.1 million, or 55%, from the third quarter of 2002. On a per diluted share basis, income from continuing operations decreased from $0.62 in the third quarter of 2002 to $0.27 in the third quarter of 2003. This decrease is attributable to a gain on debt extinguishment of $31.1 million in 2002 that did not occur in the third quarter of 2003, partially offset by an impairment loss on long-term investment of $8.3 million incurred in the third quarter of 2002 that did not occur in the third quarter of 2003, a $979 thousand reduction of interest expense and a $5.3 million increase in operating income from continuing operations. The reduction of interest expense was a direct result of the reduction of debt levels. The increase in operating income from continuing operations was due to a 58% increase in revenue resulting from strong demand for our products and services in all divisions and our entry into the India market in the third quarter of 2003. The growth in revenue was partially offset by a decrease in gross margin from 5.9% to 5.1%, which was driven primarily by an incremental proportion of lower gross margin wireless handsets sold in India, and by a 10% increase in SG&A expenses. The increase in SG&A expenses was primarily caused by additional expenses related to our entry into India, additional expenses related to the expansion of our retail and activation management activities in France and variable cost increases in proportion with the 58% revenue increase. Of the 178% increase in operating income from continuing operations from the third quarter of 2002, the strengthening of foreign currencies relative to the U.S. Dollar accounted for 11 percentage points.

As compared to the second quarter of 2003, income from continuing operations increased $1.3 million, or 34%. On a per diluted share basis, income from continuing operations increased from $0.20 in the second quarter of 2003 to $0.27 in the third quarter of 2003. This increase is due to a $2.8 million increase in operating income from continuing operations, partially offset by a $450 thousand fine paid in connection with the Company's previously announced settlement with the SEC and other items of lesser significance. The increase in operating income from continuing operations was due to a 41% increase in revenue resulting from strong demand for our products and services in all divisions and our entry into the India market in the third quarter of 2003. The growth in revenue was partially offset by a decrease in gross margin from 5.9% to 5.1%, which was driven primarily by an incremental proportion of lower gross margin wireless handsets sold in India, and by a 12% increase in SG&A expenses. The increase in SG&A expenses was primarily caused by additional expenses related to our entry into India and variable cost increases in proportion with the 41% revenue increase. Fluctuating foreign currencies had no material effect.

For the nine months ended September 30, 2003, income from continuing operations (including the facility consolidation charge) was $6.5 million as compared to $10.3 million for the same period in 2002. On a per diluted share basis, income from continuing operations decreased from $0.57 for the nine months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ended September 30, 2002 to $0.35 for the same period in 2003. The change in income from continuing operations is primarily attributable to a $43.6 million gain on debt extinguishment incurred in the nine months ended September 30, 2002, that did not occur in the same period in 2003, partially offset by an impairment loss on long-term investment of $8.3 million in the third quarter of 2002 that did not occur in the same period in 2003, a $16.4 million improvement in operating income from continuing operations and a $4.4 million reduction in interest expense. The reduction of interest expense was the direct result of the reduction in debt levels. The improvement in operating income from continuing operations was the result of a 34% increase in revenue, a 35% increase in gross profit and a 6% reduction in SG&A expenses. The revenue increase was attributable to an 86% increase in revenue in the Asia Pacific division, where all markets experienced an increase in demand for our products and services and which included additional revenue from our entry into the India market in the third quarter of 2003, and a 28% increase in revenue in the Europe division, which increased its sales of prepaid wireless airtime and benefited from the strengthening of European currencies relative to the U.S. dollar. Revenue growth during this period was partially offset by a 14% decline in the Americas division, which experienced a shift in sales mix from product distribution revenue to fee-based logistics services and was unable to meet product demand in certain circumstances due to the lack of certain CDMA-based wireless devices. The 35% increase in gross profit was closely associated with a 34% increase in revenue. The 6% reduction in SG&A expenses was the result of cost reduction action taken in 2002 and a $900 thousand legal expense recovery in the second quarter of 2003. The decrease in SG&A expenses was partially offset by expenses associated with our entry into India and the expansion of our retail and activation management activities in France. Additionally, SG&A expenses in 2002 included severance payments of approximately $1.5 million.

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

RESULTS OF OPERATIONS (CONTINUED)

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

Net Income

Net income for the third quarter of 2003 was $4.8 million, a decrease of $4.7 million, or 49%, from the third quarter of 2002. On a per diluted share basis, net income decreased from $0.53 in the third quarter of 2002 to $0.26 in the third quarter of 2003. This decrease is attributable to a gain on debt extinguishment of $31.1 million in 2002 that did not occur in the third quarter of 2003, partially offset by an impairment loss on long-term investment of $8.3 million incurred in the third quarter of 2002 that did not occur in the third quarter of 2003, a $979 thousand reduction of interest expense, a $1.4 million reduction in loss from discontinued operations and a $5.3 million increase in operating income from continuing operations. The reduction of interest expense was the direct result of the reduction of debt levels. The increase in operating income from continuing operations was due to a 58% increase in revenue resulting from strong demand for our products and services in all divisions and our entry into the India market in the third quarter of 2003. The growth in revenue was partially offset by a decrease in gross margin from 5.9% to 5.1%, which was driven primarily by an incremental proportion of lower gross margin wireless handsets sold in India, and by a 10% increase in SG&A expenses. The increase in SG&A expenses was primarily caused by additional expenses related to our entry into India, additional expenses related to the expansion of our retail and activation management activities in France and variable cost increases in proportion with the 58% revenue increase. Of the 178% increase in operating income from continuing operations from the third quarter of 2002, the strengthening of foreign currencies relative to the U.S. dollar accounted for 11 percentage points.

As compared to the second quarter of 2003, net income increased by $527 thousand, or 12%. On a per diluted share basis, net income increased from $0.23 in the second quarter of 2003 to $0.26 in the third quarter of 2003. This increase is due to a $2.8 million increase in operating income from continuing operations, partially offset by a $765 thousand reduction in discontinued operations and a $450 thousand

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fine paid in connection with the Company's previously announced settlement with the SEC and other items of lesser significance. The increase in operating income from continuing operations was due a 41% increase in revenue resulting from strong demand for our products and services in all divisions and our entry into the India market in the third quarter of 2003. The growth in revenue was partially offset by a decrease in gross margin from 5.9% to 5.1%, which was primarily driven by an incremental proportion of lower gross margin wireless handsets sold in India, and by a 12% increase in SG&A expenses. The increase in SG&A expenses was primarily caused by additional expenses related to our entry into India and variable cost increases in proportion with the 41% revenue increase. Fluctuating foreign currencies had no material effect.

For the nine months ended September 30, 2003, net income (including the facility consolidation charge) was $6.3 million compared to a net loss of $43.7 million for the same period in 2002. On a per diluted share basis, net income increased from a $2.43 net loss for the nine months ended September 30, 2002 to $0.34 net income for the nine months ended September 30, 2003. The change in net income is primarily attributable to a $40.7 million charge in the same period in 2002 relating to a cumulative effect of a change in accounting principle, net of tax, that did not occur in the same period in 2003, an impairment loss on long-term investment of $8.3 million in the third quarter of 2002 that did not occur in the same period in 2003, a $16.4 million improvement in operating income from continuing operations, a $4.4 million reduction in interest expense, a $13 million reduction in losses related to discontinued operations, partially offset by a $43.6 million gain on debt extinguishment incurred in the nine months ended September 30, 2002, that did not occur in the same period in 2003. The reduction of interest expense was the direct result of the reduction of debt levels. The improvement in operating income from continuing operations was the result of a 34% increase in revenue, a 35% increase in gross profit and a 6% reduction in SG&A expenses. The revenue increase was attributable to an 86% increase in revenue in the Asia Pacific division, where all markets experienced an increase in demand for our products and services and which included additional revenue from our entry into the India market in the third quarter of 2003, and a 28% increase in revenue in the Europe division, which increased its sales of prepaid wireless airtime and benefited from the strengthening of European currencies relative to the U.S. dollar. Revenue growth during this period was partially offset by a 14% decline in the Americas division, which experienced a shift in sales mix from product distribution revenue to fee-based logistics services and was unable to meet product demand in certain circumstances due to the lack of certain CDMA-based wireless devices. The 35% increase in gross profit was closely associated with a 34% increase in revenue. The 6% reduction in SG&A expenses was the result of cost reduction action taken in 2002 and a $900 thousand legal expense recovery in the second quarter of 2003. The decrease in SG&A expenses was partially offset by expenses associated with our entry into India and the expansion of our retail and activation management activities in France. Additionally, SG&A expenses in 2002 included severance payments of approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Return on Invested Capital

The Company uses return on average invested capital from operations ("ROIC") to measure the effectiveness of its use of invested capital to generate profits. ROIC for the quarters ending September 30, 2003 and 2002 and June 30, 2002 was as follows:

                                                     Three Months Ended
                                                     ------------------
                                      SEPTEMBER 30,    September 30,       June 30,
                                          2003             2002              2003
                                      -------------    -------------      ---------
Operating income after taxes:
Operating income                        $   8,293        $   2,986        $   5,464
Plus: Facility consolidation charge             -                -              181
Less: Estimated income taxes               (2,309)            (545)          (1,357)
                                        ---------        ---------        ---------
Operating income after taxes            $   5,984        $   2,441        $   4,288
                                        =========        =========        =========
Invested capital:

Debt                                    $   5,687        $  38,626        $  13,464
Stockholders' equity                      127,169          106,780          120,235
                                        ---------        ---------        ---------
Invested capital                        $ 132,856        $ 145,406        $ 133,699
                                        =========        =========        =========
Average invested capital (2)            $ 133,278        $ 178,242        $ 127,452
                                        =========        =========        =========

Annualized quarterly ROIC (3)                18.0%             5.5%            13.5%
                                        =========        =========        =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Three Months Ended September 30, 2003
     Net income                                                                             $   4,844
     Net interest expense                                                                         255
     Income taxes (includes income taxes included in Discontinued
          Operations)                                                                           2,010
     Depreciation and amortization                                                              3,074
                                                                                            ---------
         EBITDA                                                                             $  10,183
                                                                                            =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Supplemental Non-GAAP Presentation Of Items Included In The Determination Of Income From Continuing Operations and Net Income

                                                                                       Three Months Ended
                                                                                       ------------------
(Amounts in thousands, except per share data)                             September 30,    September 30,    June 30,
(Unaudited)                                                                   2003             2002           2003
                                                                          -------------    -------------    --------
Amounts net of tax:
    Facility consolidation charge                                           $     -          $       -       $  137
    Impairment loss on long-term investment                                       -              8,305            -
    (Gain) loss on debt extinguishment                                           60            (18,664)           -

Diluted per share amounts net of tax:
    Facility consolidation charge                                           $     -          $       -       $ 0.01
    Impairment loss on long-term investment                                       -               0.46            -
    Gain on debt extinguishment                                                   -              (1.04)           -

                                                                                 Nine Months Ended
                                                                                 -----------------
(Amounts in thousands, except per share data)                             September 30,    September 30,
(Unaudited)                                                                   2003             2002
                                                                          -------------    -------------
Amounts net of tax:
    Facility consolidation charge                                           $  3,368         $      -
    Impairment loss on long-term investment                                        -            8,305
    (Gain) loss on debt extinguishment                                           218          (26,177)
    Cumulative effect of a change in accounting principle                          -           40,748

Analysis of estimated effect on diluted per share amounts (net of tax):
    Facility consolidation charge                                           $   0.18         $      -
    Impairment loss on long-term investment                                        -             0.46
    (Gain) loss on debt extinguishment                                          0.01            (1.46)
    Cumulative effect of a change in accounting principle                          -             2.27

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

(Amounts in thousands)                                 September 30, 2003         December 31, 2002
---------------------------------------------------------------------------------------------------
Cash and cash equivalents (includes pledged cash)           $ 78,545                 $   58,532
Working capital                                             $ 74,424                 $   60,995
Current ratio                                                1.25: 1                   1.29 : 1
---------------------------------------------------------------------------------------------------

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

Cash Conversion Cycle Days

                                        September 30,     December 31,     September 30,
                                           2003              2002              2002
                                           ----              ----              ----
Average days sales outstanding               26                28               30
Average days inventory on-hand               20                22               20
Average days payable outstanding            (42)              (39)             (32)
                                            ---               ---              ---
        Cash Conversion Cycle Days            4                11               18
                                            ===               ===              ===

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

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

                                          Brightpoint, Inc.
                                          --------------------------------------
                                            (Registrant)

Date: March 8, 2004                       /s/ Frank Terence
                                          --------------------------------------

                                          Frank Terence
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

Date: March 8, 2004                       /s/ Lisa M. Kelley
                                          --------------------------------------

                                          Lisa M. Kelley
                                          Sr. Vice President,
                                          Chief Accounting Officer and Corporate
                                          Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
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