Form 10-K/A
period 2003-12-31
BRIGHTPOINT  INC
filed 2004-03-08
CIK 918946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

         Nokia, our largest supplier of wireless handsets and accessories accounted for approximately 69% and 72% of our product purchases in 2002 and 2001, respectively. None of our other suppliers accounted for 10% or more of product purchases in 2002 or 2001. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See - "Competition."

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

                                                                         NUMBER OF           AGGREGATE       APPROXIMATE
                                                                       LOCATIONS (1)      SQUARE FOOTAGE     MONTHLY RENT
The Americas........................................................          4               848,300        $    529,000
Asia-Pacific........................................................          4                63,934              37,000
Europe..............................................................          5               180,080             124,000
                                                                             --             ---------        ------------
                                                                             13             1,092,314        $    690,000
                                                                             ==             =========        ============

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in "Equity Compensation Plans" on page 39 and in "Other Information" on page A - 67 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in "Selected Financial Data" on page A - 68 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth on pages A-40 to A -66 of this Annual Report on Form 10-K.

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

         The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                               CLASS III DIRECTORS

                             (Term Expires in 2003)

                                                 PRINCIPAL OCCUPATION
        NAME OF DIRECTOR           AGE               OR EMPLOYMENT                        DIRECTOR SINCE
        ----------------           ---               -------------                        --------------
Catherine M. Daily                  40     Professor, Kelley School of                          2002
                                           Business at Indiana University

Eliza Hermann                       41     Vice President Human Resources                       2003
                                           - Gas Power & Renewables of
                                           BP plc

Marisa E. Pratt                     38     Vice President - Finance of Eli                      2003
                                           Lilly Canada

Jerre L. Stead                      60     Retired Chairman and Chief                           2000
                                           Executive Officer of Ingram
                                           Micro Inc.

                                CLASS I DIRECTORS

                             (Term Expires in 2004)

                                                 PRINCIPAL OCCUPATION
        NAME OF DIRECTOR           AGE               OR EMPLOYMENT                        DIRECTOR SINCE
        ----------------           ---               -------------                        --------------
J. Mark Howell...............       38     President of Brightpoint                             1994

Stephen H. Simon.............       37     President and Chief Executive                        1994
                                           Officer, Melvin Simon &
                                           Associates, Inc.

Todd H. Stuart...............       37     Vice President and Director of                       1997
                                           Stuart's Moving and Storage, Inc..

                               CLASS II DIRECTORS

                             (Term Expires in 2005)

                                                 PRINCIPAL OCCUPATION
        NAME OF DIRECTOR           AGE               OR EMPLOYMENT                        DIRECTOR SINCE
        ----------------           ---               -------------                        --------------
Robert J. Laikin.............       39     Chairman of the Board and Chief                      1989
                                           Executive Officer of Brightpoint

Robert F. Wagner.............       68     Partner of Law Firm of Lewis &                       1994
                                           Wagner

Richard W. Roedel                   53     Retired Chairman and Chief                           2002
                                           Executive Officer of BDO Seidman,
                                           LLP

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

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                                                                     ------------
                                                           ANNUAL COMPENSATION                          AWARDS
                                           --------------------------------------------------        ------------
                                                                                                      SECURITIES
                                                                                 OTHER ANNUAL         UNDERLYING
      NAME AND PRINCIPAL POSITION          YEAR       SALARY          BONUS      COMPENSATION (1)      OPTIONS(2)
--------------------------------------     ----     ----------     ----------    ----------------    ------------
Robert J. Laikin .....................     2002     $  450,000     $  225,000     $    5,500           132,857
Chairman of the Board and Chief            2001        450,000              -         88,550            19,999
Executive Officer                          2000        350,000        288,750          2,550            48,571

J. Mark Howell .......................     2002     $  325,000     $  162,500     $    5,500            79,047
President and Chief Operating              2001        325,000              -         76,050            15,714
Officer                                    2000        250,000        206,250          2,550            37,143(3)

Frank Terence (6) ....................     2002     $  181,278     $   97,944     $  182,578(7)        107,143

Executive Vice President, Chief
Financial Officer and Treasurer

Steven E. Fivel ......................     2002     $  275,000     $  137,500     $    5,500            61,428
Executive Vice President, General          2001        225,000              -         36,300            10,714
Counsel and Secretary                      2000        175,000        108,400          2,550            25,000(3)

Phillip A. Bounsall (5) ..............     2002     $   96,667              -     $1,003,673(4)         14,047
Former Executive Vice President, Chief     2001        290,000              -         44,800            13,571
Financial Officer and Treasurer ......     2000        225,000        185,625          2,550            32,857(3)

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

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information with respect to individual stock options granted during fiscal 2002 to each of the Named Executives:

                                                 % OF TOTAL                                         POTENTIAL REALIZABLE
                                                   OPTIONS                                            VALUE AT ASSUMED
                                   SHARES        GRANTED TO                                         ANNUAL RATES OF STOCK
                                 UNDERLYING       EMPLOYEES     EXERCISE                           PRICE APPRECIATION FOR
                                  OPTIONS         IN FISCAL       PRICE     EXPIRATION               OPTION TERM ($) (2)
                                                                                                  ------------------------
           NAME                  GRANTED(1)         YEAR         ($/SH)        DATE                  5%              10%
--------------------------       ----------      ----------     --------    ----------            -------          -------
Robert J. Laikin..........         32,857            4.1          6.37      4/18/2007              57,825          127,779
                                  100,000           12.6          8.69      12/11/2007            240,089          530,533

J. Mark Howell............         29,047            3.7          6.37      4/18/2007              51,120          112,962
                                   50,000            6.3          8.69      12/11/2007            120,044          265,267

Frank Terence.............         42,857            5.4          5.60      4/16/2007              66,307          146,522
                                   14,286            1.8          1.49      9/25/2007               5,881           12,995
                                   50,000            8.7          8.69      12/11/2007            120,044          265,267

Steven E. Fivel...........         11,428            1.4          6.37      4/18/2007              20,112           44,443
                                   50,000            6.3          8.69      12/11/2007            120,044          265,267

Phillip A. Bounsall.......         14,047            1.8          6.37      4/18/2007              24,722           54,628

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning each exercise of stock options by each of the Named Executives during the fiscal year ended December 31, 2002 and the value of unexercised stock options held by the Named Executives as of December 31, 2002:

                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                               SHARES                      UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                              ACQUIRED                  OPTIONS AT DECEMBER 31, 2002        DECEMBER 31, 2002 (1)
                                                        ----------------------------    -----------------------------
                                 ON           VALUE
           NAME               EXERCISE      REALIZED     EXERCISABLE  UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------     --------      --------     -----------  -------------     -----------     -------------
Robert J. Laikin.........           --       $   --         75,713       155,712          $    --          $ 50,271
J. Mark Howell...........           --           --        158,808        96,664               --            44,442
Frank Terence............           --           --              -       107,143               --           190,144
Steven E. Fivel..........           --           --         39,165        73,331               --            17,485
Phillip A. Bounsall......           --           --         91,900             -           21,492                --

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

                                                                          AMOUNT AND
                                                                          NATURE OF                  PERCENTAGE OF
                                                                          BENEFICIAL                   OUTSTANDING
               NAME AND ADDRESS OF BENEFICIAL OWNER(1)                   OWNERSHIP(2)                 SHARES OWNED
---------------------------------------------------------------------   -------------                -------------
Robert J. Laikin (3).................................................      218,927                         2.7
J. Mark Howell (4)...................................................      206,713                         2.5
Steven E. Fivel (5)..................................................       48,359                          *
Frank Terence (6)....................................................       21,429                          *
Phillip A. Bounsall (14).............................................       96,402                         1.2
Catherine Daily (11).................................................            -                          *
Eliza Hermann .......................................................            -                          *
Stephen H. Simon (7).................................................        2,364                          *
Marisa K. Pratt (12).................................................           14                          *
Richard W. Roedel (13)...............................................            -                          *
Jerre L. Stead (8)...................................................       14,301                          *
Todd H. Stuart (9)...................................................        4,507                          *
Robert F. Wagner (10)................................................        8,815                          *
Timothy S. Durham (15)...............................................      444,707                         5.5
All executive officers and directors
as a group (twelve persons) (16).....................................      524,573                         6.3

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

EQUITY COMPENSATION PLANS

                                             Number of securities to     Weighted-average       Number of securities
                                             be issued upon exercise    exercise price of      remaining available for
                                              of outstanding options   outstanding options      issuance under equity
                                                    and rights              and rights           compensation plans
                                                                                                (excluding securities
                                                                                              reflected in column (a))
              Plan Category                            (a)                      (b)                      (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:
(1994 Stock Option Plan and
Non-Employee Director Stock
Option Plan)                                          908,543                $22.947                    76,109

Equity compensation plans not
approved by security holders (1):
(1996 Stock Option Plan)                              456,664                $21.808                    67,793
                                                    ---------                -------                   -------

Total                                               1,365,207                $22.567                   143,902
                                                    =========                =======                   =======

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

         Pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through its subsidiary Brightpoint China Limited, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the wireless telecommunications and data industry and, is beneficially owned, in part, by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In addition, Jerre L. Stead, a director of Brightpoint, Inc. was and remains a director of Chinatron. The Company's Chairman of the Board and Chief Executive Officer, Robert J. Laikin, and the former managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, Mr. Laikin, disposed of his interest in Chinatron primarily through the sale of his interest to China World International Ltd. ("CWI"), a company owned by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, Mr. Laikin, received the unconditional promise from CWI to pay him $327,019 ($300,000 of which has been paid to date). As a result of this sale, Mr. Laikin had no interest in Chinatron and currently does not have an interest in Chinatron. Furthermore, Mr. Laikin had no interest in Brightpoint China Limited, which we sold to our remaining 50% interest to Chinatron in April 2002, and the amount owed to him was solely owed by CWI.

         Our Certificate of Incorporation and By-laws provide for us to indemnify our officers and directors to the extent permitted by law. In connection therewith, we have entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we have reimbursed certain of our current and former executive officers and intend to reimburse our officers and directors for their personal legal expenses arising from certain pending litigation and regulatory matters. During 2002, we paid certain expenses incurred in connection with litigation and regulatory matters for Mr. John Delaney, former Controller and Chief Accounting Officer, and Mr. Phillip Bounsall, former Chief Financial Officer, in the amount of $107,739 and $93,280, respectively.

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

32.1             Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                 Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (21)

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

                                               BRIGHTPOINT, INC.

Date: March 8, 2004                                 /s/Robert J.Laikin
                                               ---------------------------------
                                               By: Robert J. Laikin
                                               Chairman of the Board and
                                               Chief Executive Officer

FINANCIAL                                                             APPENDIX A
INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Report of Independent Auditors.....................................      A-2

Management's Responsibility for Financial Statements...............      A-2

Consolidated Statements of Operations..............................      A-3

Consolidated Balance Sheets........................................      A-4

Consolidated Statements of Cash Flows..............................      A-5

Consolidated Statements of Stockholders' Equity....................      A-6

Notes to Consolidated Financial Statements.........................      A-7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations .............................     A-40

Operating Segments.................................................     A-63

Future Operating Results...........................................     A-65

Financial Market Risk Management...................................     A-66

Other Information..................................................     A-67

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

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                                                       YEAR ENDED DECEMBER 31
                                                                           ---------------------------------------------
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

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                  DECEMBER 31
                                                           ------------------------
                                                              2002           2001
                                                           ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                             $  43,798      $  58,295
     Pledged cash                                             14,734         16,657
     Accounts receivable (less allowance for doubtful
       accounts of $5,328 in 2002 and $6,272 in 2001)        111,771        181,755
     Inventories                                              73,472        137,549
     Contract financing receivable                            16,960         60,404
     Other current assets                                     12,867         33,115
                                                           ---------      ---------
Total current assets                                         273,602        487,775

Property and equipment                                        35,696         45,047
Goodwill and other intangibles                                14,153         61,258
Other assets                                                  12,851         15,340
                                                           ---------      ---------

Total assets                                               $ 336,302      $ 609,420
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $ 129,621      $ 194,776
     Accrued expenses                                         48,816         52,743
     Unfunded portion of contract financing receivable        22,102         45,499
     Lines of credit, short-term                                  51         10,323
     Convertible notes, short-term                            12,017              -
                                                           ---------      ---------
Total current liabilities                                    212,607        303,341
                                                           ---------      ---------

Long-term liabilities:
     Lines of credit                                          10,052         24,419
     Convertible notes                                             -        131,647
                                                           ---------      ---------
Total long-term liabilities                                   10,052        156,066
                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                 -              -
     Common stock, $0.01 par value: 100,000 shares
       authorized; 8,021 and 7,980 issued and
       outstanding in 2002 and 2001, respectively                 80             80
     Additional paid-in capital                              214,624        214,452
     Retained earnings (deficit)                             (89,466)       (47,045)
     Accumulated other comprehensive loss                    (11,595)       (17,474)
                                                           ---------      ---------
Total stockholders' equity                                   113,643        150,013
                                                           ---------      ---------

Total liabilities and stockholders' equity                 $ 336,302      $ 609,420
                                                           =========      =========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------------
                                                                         2002              2001             2000
                                                                     ------------      ------------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                    $    (42,421)     $    (53,301)     $    43,683
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                         12,431            12,039           12,201
     Amortization of debt discount                                          3,709             5,182            7,169
     Income tax benefits from exercise of stock options                         -                 -            2,717
     Impairment loss on long-term investment                                8,305                 -                -
     Minority interest and deferred taxes                                  12,852            (6,478)          (1,911)
     Pledged cash requirements                                              1,923           (16,657)               -
     Facilities consolidation charge                                            -               605            6,972
     Discontinued operations                                               15,478            56,399           (1,800)
     Extraordinary gain on debt extinguishment, net of tax                (26,629)           (4,300)          (9,988)
     Cumulative effect of accounting change, net of tax                    40,748                 -                -
     Changes in operating assets and
       liabilities, net of effects from acquisitions:
         Accounts receivable                                               70,068            13,981           10,667
         Inventories                                                       53,888            77,912          (86,351)
         Other operating assets                                            17,450             4,307            3,190
         Accounts payable and accrued expenses                            (89,163)          (27,355)          47,453
     Net cash provided (used) by discontinued operations                   (8,517)          (11,695)           2,894
                                                                     ------------      ------------      -----------
Net cash provided by operating activities                                  70,122            50,639           36,896

INVESTING ACTIVITIES
Capital expenditures                                                       (8,671)          (27,442)         (14,664)
Purchase acquisitions, net of cash acquired                                     -            (7,963)          (6,215)
Cash effect of divestiture                                                 (6,307)                -                -
Proceeds from Mexico sale                                                   2,758                 -                -
Decrease (increase) in funded contract financing receivables               20,750            (5,199)          (4,210)
Decrease (increase) in other assets                                           169            (1,638)             108
                                                                     ------------      ------------      -----------
Net cash provided (used) by investing activities                            8,699           (42,242)         (24,981)

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                              (18,436)          (18,934)           7,682
Repurchase of convertible notes                                           (75,015)          (10,095)         (29,329)
Proceeds from common stock issuances under employee stock
       option and purchase plans                                              173               259            6,724
                                                                     ------------      ------------      -----------
Net cash used by financing activities                                     (93,278)          (28,770)         (14,923)

Effect of exchange rate changes on cash and cash equivalents                  (39)           (1,050)          (2,535)
                                                                     ------------      ------------      -----------

Net decrease in cash and cash equivalents                                 (14,496)          (21,423)          (5,543)
Cash and cash equivalents at beginning of year                             58,295            79,718           85,261
                                                                     ------------      ------------      -----------
Cash and cash equivalents at end of year                             $     43,798      $     58,295      $    79,718
                                                                     ============      ============      ===========

See accompanying notes.

 BRIGHTPOINT, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Amounts in thousands)
2000 Activity:

                                                                                     Accumulated
                                                           Additional   Retained        Other           Total
                                                   Common   Paid-in     Earnings    Comprehensive   Stockholders'    Comprehensive
                                                   Stock    Capital    (Deficit)    Income (Loss)       Equity       Income (Loss)
                                                   ------  ----------  ----------   -------------   -------------    -------------
Balance at January 1, 2000                         $   78  $  204,752  $  (37,427)  $     (18,626)  $     148,777
  Net income                                            -           -      43,683               -          43,683    $      43,683
  Other comprehensive income (loss):
  Currency translation of foreign investments           -           -           -          (7,939)         (7,939)          (7,939)
  Unrealized gain on derivatives, net of
           income tax                                   -           -           -             134             134              134
  Common stock issued in connection with
           employee stock option and purchase
           plans and related income tax benefit         2       9,440           -               -           9,442
                                                   ------  ----------  ----------   -------------   -------------    -------------
Balance at December 31, 2000                           80     214,192       6,256         (26,431)        194,097    $      35,878
                                                                                                                     =============
2001 Activity:
  Net loss                                              -           -     (53,301)              -         (53,301)   $     (53,301)
  Other comprehensive income (loss):
  Currency translation of foreign
           investments                                  -           -           -           9,097           9,097            9,097
  Unrealized loss on derivatives, net of
           income tax                                   -           -           -            (140)           (140)            (140)
  Common stock issued in connection with
           employee stock option and purchase
           plans and related income tax benefit         -         260           -               -             260
                                                   ------  ----------  ----------   -------------   -------------    -------------
Balance at December 31, 2001                       $   80  $  214,452  $  (47,045)  $     (17,474)  $     150,013    $     (44,344)
                                                                                                                     =============
2002 Activity:
  Net loss                                              -           -     (42,421)              -         (42,421)   $     (42,421)
  Other comprehensive income (loss):
  Currency translation of foreign
           investments                                  -           -           -           5,929           5,929            5,929
  Unrealized loss on derivatives, net of
           income tax                                   -           -           -             (50)            (50)             (50)

  Common stock issued in connection with
           employee stock option and purchase
           plans and related income tax benefit         -         172           -               -             172
                                                   ------  ----------  ----------   -------------   -------------    -------------
Balance at December 31, 2002                       $   80  $  214,624  $  (89,466)  $     (11,595)  $     113,643    $     (36,542)
                                                   ======  ==========  ==========   =============   =============    =============

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2002, 2001 and 2000 (in thousands, except per share data):

                                                                                      YEAR ENDED DECEMBER 31
                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
Income (loss) from continuing operations                                 $    (12,824)   $     (1,202)   $     31,895
Discontinued operations                                                       (15,478)        (56,399)          1,800
Extraordinary gain on debt extinguishment, net of tax                          26,629           4,300           9,988
Cumulative effect of a change in accounting principle,
   net of tax                                                                 (40,748)              -               -
                                                                         ------------    ------------    ------------
Net income (loss)                                                        $    (42,421)   $    (53,301)   $     43,683
                                                                         ============    ============    ============
Basic:
   Weighted average shares outstanding                                          7,998           7,973           7,923
                                                                         ============    ============    ============
   Per share amount:
      Income (loss) from continuing operations                           $      (1.60)   $      (0.15)   $       4.02
      Discontinued operations                                                   (1.94)          (7.07)           0.23
      Extraordinary gain on debt extinguishment, net of tax                      3.33            0.54            1.26
      Cumulative effect of a change in accounting principle,
         net of tax                                                             (5.09)              -               -
                                                                         ------------    ------------    ------------
      Net income (loss)                                                  $      (5.30)   $      (6.68)   $       5.51
                                                                         ============    ============    ============
Diluted:
   Weighted average shares outstanding                                          7,998           7,973           7,923
      Net effect of dilutive stock options - based on the treasury
      stock method using average market price                                       -               -              92
                                                                         ------------    ------------    ------------
   Total weighted average shares outstanding                                    7,998           7,973           8,015
                                                                         ============    ============    ============
   Per share amount:
      Income (loss) from continuing operations                           $      (1.60)   $      (0.15)   $       3.98
      Discontinued operations                                                   (1.94)          (7.07)           0.22
      Extraordinary gain on debt extinguishment, net of tax                      3.33            0.54            1.25
      Cumulative effect of a change in accounting principle,
         net of tax                                                             (5.09)              -               -
                                                                         ------------    ------------    ------------
      Net income (loss)                                                  $      (5.30)   $      (6.68)   $       5.45
                                                                         ============    ============    ============

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

                                                                                      YEAR ENDED DECEMBER 31
                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
Net income (loss) as reported                                            $    (42,421)   $    (53,301)   $     43,683
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                                      (871)           (667)         (4,973)
                                                                         ------------    ------------    ------------
Pro forma net income (loss)                                              $    (43,292)   $    (53,968)   $     38,710
                                                                         ============    ============    ============
Basic per share:
    Net income (loss)                                                    $      (5.30)   $      (6.68)   $       5.51
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                                  (0.11)          (0.09)          (0.66)
                                                                         ------------    ------------    ------------
    Pro forma net income (loss)                                          $      (5.41)   $      (6.77)   $       4.85
                                                                         ============    ============    ============
Diluted per share:
    Net income (loss)                                                    $      (5.30)   $      (6.68)   $       5.45
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                                  (0.11)          (0.09)          (0.65)
                                                                         ------------    ------------    ------------
    Pro forma net income (loss)                                          $      (5.41)   $      (6.77)   $       4.80
                                                                         ============    ============    ============

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

                                            Operating Income                                      Allocated
                            Revenues from      (Loss) from        Total          Allocated         Income
                               External        Continuing        Segment          Interest       Tax Expense
                              Customers      Operations (1)       Assets         Expense (2)    (Benefit) (2)
                            --------------  ----------------  --------------   --------------   --------------
2002:
THE AMERICAS                $      493,203   $       (2,030)  $      173,371   $        3,109   $       (1,843)
ASIA-PACIFIC                       527,499            6,465           84,920            1,717              476
EUROPE                             255,365           (3,688)          78,011            1,073           (1,202)
                            --------------   --------------   --------------   --------------   --------------
                            $    1,276,067   $          747   $      336,302   $        5,899   $       (2,569)
                            ==============   ==============   ==============   ==============   ==============
2001:
The Americas                $      650,581   $       (6,481)  $      402,030   $        4,726   $       (2,378)
Asia-Pacific                       339,749            9,285           98,539            2,187            1,541
Europe                             273,370            3,970          108,851            1,257              512
                            --------------   --------------   --------------   --------------   --------------
                            $    1,263,700   $        6,774   $      609,420   $        8,170   $         (325)
                            ==============   ==============   ==============   ==============   ==============
2000:
The Americas                $      699,913   $       30,539   $      420,850   $        4,638   $        7,668
Asia-Pacific                       330,489           14,653          137,600             (851)           6,609
Europe                             266,762            8,977          129,337            1,970            2,180
                            --------------   --------------   --------------   --------------   --------------
                            $    1,297,164   $       54,169   $      687,787   $        5,757   $       16,457
                            ==============   ==============   ==============   ==============   ==============

(1) Includes $7.0 million of facility consolidation charges in The Americas division in 2000.

(2) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                               YEAR ENDED DECEMBER 31
                                      ------------------------------------------
                                          2002           2001           2000
                                      ------------   ------------   ------------
External revenue by service line:
Wireless handset sales                $  1,017,304   $    989,209   $    943,968
Wireless accessory programs                 96,343        137,035        201,612
Integrated logistics services              162,420        137,456        151,584
                                      ------------   ------------   ------------
                                      $  1,276,067   $  1,263,700   $  1,297,164
                                      ============   ============   ============

                                                     DECEMBER 31
                                      ------------------------------------------
                                          2002           2001            2000
                                      ------------   ------------   ------------
Long-lived assets:
The Americas                          $     38,274   $     60,841   $     60,656
Asia-Pacific                                 7,479         28,121         29,539
Europe                                      16,947         32,683         34,786
                                      ------------   ------------   ------------
                                      $     62,700   $    121,645   $    124,981
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

Further details of discontinued operations were as follows:

                                     YEAR ENDED DECEMBER 31
                                    2002       2001       2000
                                  --------   --------   --------
Revenue                           $  119.7   $  561.5   $  672.1
                                  ========   ========   ========
Net operating gain (loss)         $   (9.9)  $  (19.9)  $    1.0
Restructuring Plan charges            (2.1)     (36.5)       0.8
Net loss on Middle East sale          (1.3)         -          -
Net loss on Mexico sale               (2.2)         -          -
                                  --------   --------   --------
Total discontinued operations     $  (15.5)  $  (56.4)  $    1.8
                                  ========   ========   ========

At December 31, 2002, the Company had approximately $1.4 million in restructuring reserves related to the 2001 Restructuring Plan.

Net assets related to discontinued operations are classified in the Consolidated Balance Sheet at December 31, 2002, as follows (in millions):

Total current assets                         $  8.1
Other non-current assets                        0.2
                                             ------
Total assets                                 $  8.3
                                             ======

Accounts payable                             $  0.9
Accrued expenses and other liabilities          5.1
                                             ------
Total liabilities                            $  6.0
                                             ======

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

The following table shows the Company's 2002 results presented on a comparable basis to the 2001 and 2000 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

                                                                                    YEAR ENDED DECEMBER 31
                                                                     ---------------------------------------------
                                                                         2002             2001             2000
                                                                     ------------     ------------     -----------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported          $    (28,302)    $    (57,601)    $    33,695
Goodwill amortization                                                           -            1,384           1,164
                                                                     ------------     ------------     -----------
Income (loss) before extraordinary gain and cumulative
    effect of a change in accounting principle -  as adjusted        $    (28,302)    $    (56,217)    $    34,859
                                                                     ============     ============     ===========
Net income (loss) -  as reported                                     $    (42,421)    $    (53,301)    $    43,683
Goodwill amortization                                                           -            1,384           1,164
                                                                     ------------     ------------     -----------
Net income (loss) -  as adjusted                                     $    (42,421)    $    (51,917)    $    44,847
                                                                     ============     ============     ===========
Basic per share:
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported          $      (3.54)    $      (7.22)    $      4.25
Goodwill amortization                                                           -             0.17            0.15
                                                                     ------------     ------------     -----------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle -  as adjusted         $      (3.54)    $      (7.05)    $      4.40
                                                                     ============     ============     ===========
Diluted per share:
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle - as reported          $      (3.54)    $      (7.22)    $      4.20
Goodwill amortization                                                           -             0.17            0.15
                                                                     ------------     ------------     -----------
Income (loss) before extraordinary gain and cumulative
   effect of a change in accounting principle -  as adjusted         $      (3.54)    $      (7.05)    $      4.35
                                                                     ============     ============     ===========
Basic per share:
    Net income (loss) - as reported                                  $      (5.30)    $      (6.68)    $      5.51
    Goodwill amortization                                                       -             0.17            0.15
                                                                     ------------     ------------     -----------
    Net income (loss) - as adjusted                                  $      (5.30)    $      (6.51)    $      5.66
                                                                     ============     ============     ===========
Diluted per share:
    Net income (loss) - as reported                                  $      (5.30)    $      (6.68)    $      5.45
    Goodwill amortization                                                       -             0.17            0.15
                                                                     ------------     ------------     -----------
    Net income (loss) - as adjusted                                  $      (5.30)    $      (6.51)    $      5.60
                                                                     ============     ============     ===========
Weighted average common shares outstanding:
    Basic                                                                   7,998            7,973           7,923
                                                                     ============     ============     ===========
    Diluted                                                                 7,998            7,973           8,015
                                                                     ============     ============     ===========

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2002 are as follows (in thousands):

                                                                     The Americas       Europe       Asia-Pacific       Total
                                                                     ------------    ------------    ------------    -----------
Balance at December 31, 2001                                         $     17,259    $     21,444    $     21,081    $     59,784
SFAS No. 142 impairment                                                   (17,259)        (10,653)        (12,836)        (40,748)
Divestiture of Brightpoint China Limited                                        -               -          (8,023)         (8,023)
Effects of foreign currency fluctuation and other                               -           1,987              58           2,045
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 2002                                         $          -    $     12,778    $        280    $     13,058
                                                                     ============    ============    ============    ============

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

10. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                                             DECEMBER 31
                                                                     ----------------------------
                                                                        2002             2001
                                                                     ------------    ------------
Furniture and equipment                                              $     15,595    $     14,557
Information systems equipment and software                                 59,445          63,206
Leasehold improvements                                                      5,766           7,401
                                                                     ------------    ------------
                                                                           80,806          85,164
Less accumulated depreciation                                              45,110          40,117
                                                                     ------------    ------------
                                                                     $     35,696    $     45,047
                                                                     ============    ============

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

12. INCOME TAX EXPENSE (BENEFIT)

For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                                                                                YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------
                                                                         2002            2001            2000
                                                                     ------------    ------------    ------------
United States                                                        $    (14,417)   $    (12,382)   $      3,381
Foreign                                                                      (976)         10,855          44,971
                                                                     ------------    ------------    ------------
                                                                     $    (15,393)   $     (1,527)   $     48,352
                                                                     ============    ============    ============

The reconciliation for 2002, 2001 and 2000 of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                        2002             2001           2000
                                                                        ----             ----           ----
Tax at U.S. federal statutory rate                                      35.0%            35.0%          35.0%
State and local income taxes, net of U.S. federal benefit                2.7              3.1            1.0
Net benefit of tax on foreign operations                               (17.4)           (17.0)          (4.7)
Other                                                                   (3.6)             0.2            2.7
                                                                        ----             ----            ----
                                                                        16.7%            21.3%          34.0%
                                                                        ====             ====            ====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                                         2002            2001            2000
                                                                     ------------    ------------    ------------
Current:
   Federal                                                           $    (15,810)   $      1,801    $      6,380
   State                                                                   (2,731)            702             879
   Foreign                                                                  3,120           3,640          11,112
                                                                     ------------    ------------    ------------
                                                                          (15,421)          6,143          18,371
                                                                     ------------    ------------    ------------
Deferred:
   Federal                                                                 11,606          (6,145)         (1,216)
   State                                                                      684             465            (444)
   Foreign                                                                    562            (788)           (254)
                                                                     ------------    ------------    ------------
                                                                           12,852          (6,468)         (1,914)
                                                                     ------------    ------------    ------------
                                                                     $     (2,569)   $       (325)   $     16,457
                                                                     ============    ============    ============

Income tax expense (benefit) for 2002, 2001 and 2000 from discontinued operations were $(3.4) million, $(15.7) million and $(1.5) million, respectively.

Components of the Company's net deferred tax asset after valuation allowance are as follows (in thousands):

                                                                             DECEMBER 31
                                                                     ----------------------------
                                                                        2002             2001
                                                                     ------------    ------------
Deferred tax assets:
 Current:
  Capitalization of inventory costs                                  $        489    $        893
  Allowance for doubtful accounts                                             546             583
  Accrued liabilities and other                                               678             661
 Noncurrent:
  Depreciation                                                                262               -
  Other long-term investments                                               3,447           3,597
  Net operating losses and other carryforwards                              8,724          15,726
                                                                     ------------    ------------
                                                                           14,146          21,460
 Valuation allowance                                                       (8,682)         (7,039)
                                                                     ------------    ------------
                                                                            5,464          14,421
                                                                     ============    ============
Deferred tax liabilities:
 Noncurrent:
  Depreciation                                                                  -            (155)
  Other assets                                                             (9,407)         (5,108)
                                                                     ------------    ------------
                                                                           (9,407)         (5,263)
                                                                     ------------    ------------
                                                                     $     (3,943)   $      9,158
                                                                     ============    ============

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

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2002, 2001 and 2000 is as follows:

                                                 2002                         2001                         2000
                                       -----------------------------------------------------------------------------------
                                                      WEIGHTED                     Weighted                     Weighted
                                                       AVERAGE                      Average                      Average
                                                      EXERCISE                     Exercise                     Exercise
                                        SHARES         PRICE          Shares         Price         Shares        Price
                                       ---------    ------------     ---------    ----------     ---------    ------------
Options outstanding,
   beginning of year                     730,305    $      46.70     1,048,115    $    71.47       941,460    $      65.94
Options granted                          802,794            6.62       136,786         26.25       324,329           74.90
Options exercised                              -               -             -             -      (152,180)          43.54
Options canceled                        (167,892)          51.31      (454,596)        97.58       (65,494)          73.57
                                       ---------    ------------     ---------    ----------     ---------    ------------
Options outstanding,
   end of year                         1,365,207    $      22.57       730,305    $    46.99     1,048,115    $      71.47
                                       =========    ============     =========    ==========     =========    ============
Options exercisable,
   end of year                           496,815    $      43.84       435,997    $    51.66       522,053    $      71.19
                                       =========    ============     =========    ==========     =========    ============


Option price range at end
   of year                                  $1.49 - $122.50              $19.04 - $133.42             $24.50 - $133.42
Option price range for
   exercised shares                                       -                             -             $ 26.88 - $78.40
Options available for grant
   at year end                                      143,902                       778,608                      174,470
Weighted average fair value
   of options granted during
   the year                                 $          3.49              $          12.74             $          35.63

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

The following table summarizes information about the fixed price stock options outstanding at December 31, 2002.

                                                                                         Exercisable
                                             Weighted                         ---------------------------------
                              Number          Average                            Number
                          Outstanding at     Remaining        Weighted        Outstanding at        Weighted
      Range of              December 31,    Contractual       Average          December 31,          Average
   Exercise Prices             2002            Life        Exercise Price          2002          Exercise Price
----------------------    --------------    -----------    --------------     --------------     --------------
$    1.49 -  $    6.37        442,681         5 years         $   4.95            14,047            $   6.37
$    8.69 -  $   20.09        344,285         5 years         $   8.83             1,429            $  20.09
$   22.75 -  $   43.61        357,166         2 years         $  34.77           293,532            $  35.97
$   47.03 -  $  122.50        221,075         2 years         $  59.51           187,807            $  59.13

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

                                                                                  YEAR ENDED DECEMBER 31
                                                                  -------------------------------------------------
                                                                      2002             2001               2000
                                                                  ------------      -----------       -------------
Net income (loss) as reported                                     $    (42,421)     $   (53,301)      $      43,683
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                               (871)            (667)             (4,973)
                                                                  ------------      -----------       -------------
Pro forma net income (loss)                                       $    (43,292)     $   (53,968)      $      38,710
                                                                  ============      ===========       =============
Basic per share:
    Net income (loss)                                             $      (5.30)     $     (6.68)      $        5.51

    Stock-based employee compensation cost, net of related
      tax effects, that would have been included in the
      determination of net income (loss) if the fair value
      method had been applied                                            (0.11)           (0.09)              (0.66)
                                                                  ------------      -----------       -------------
    Pro forma net income (loss)                                   $      (5.41)     $     (6.77)      $        4.85
                                                                  ============      ===========       =============

Diluted per share:
    Net income (loss)                                             $      (5.30)     $     (6.68)      $        5.45
    Stock-based employee compensation cost, net of related
      tax effects, that would have been included in the
      determination of net income (loss) if the fair value
               method had been applied                                   (0.11)           (0.09)              (0.65)
                                                                  ------------      -----------       -------------
    Pro forma net income (loss)                                   $      (5.41)     $     (6.77)      $        4.80
                                                                  ============      ===========       =============

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

                                        2000
                          --------------------------------
                           Cash Flow        Net Investment
                          ----------        --------------
Euro                      $     (291)       $       (3,819)
Hong Kong Dollar                 (18)                    -
Swedish Krona                      -                (1,207)
Australian Dollar                  -                (1,425)
                          ----------        --------------
                          $     (309)       $       (6,451)
                          ==========        ==============

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

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

             2002                          FIRST         SECOND          THIRD         FOURTH
--------------------------------       ------------   ------------   ------------   ------------
REVENUE                                $    295,107   $    302,521   $    336,761   $    341,678
GROSS PROFIT                                 16,230         14,454         19,967         21,343
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                 (3,297)        (5,078)        (7,543)         3,092
NET INCOME (LOSS)                           (47,953)        (5,224)         9,494          1,261

BASIC PER SHARE:
  INCOME (LOSS) FROM CONTINUING
  OPERATIONS                           $      (0.41)  $      (0.64)  $      (0.94)  $       0.39
  NET INCOME (LOSS)                    $      (6.01)  $      (0.65)  $       1.19   $       0.16

DILUTED PER SHARE:
  INCOME (LOSS) FROM CONTINUING
      OPERATIONS                       $      (0.41)  $      (0.64)  $      (0.94)  $       0.38
  NET INCOME (LOSS)                    $      (6.01)  $      (0.65)  $       1.19   $       0.16

             2001                          First         Second          Third         Fourth
--------------------------------       ------------   ------------   ------------   ------------
Revenue                                $    300,849   $    296,493   $    343,310   $    323,048
Gross profit                                 21,257          8,931         20,921         22,666
Income (loss) from continuing
  operations                                  1,398         (4,930)         1,098          1,232
Net income (loss)                             7,024         (6,866)        (6,881)       (46,578)

Basic per share:
  Income (loss) from continuing
      operations                       $       0.17   $      (0.62)  $       0.14   $       0.15
  Net income (loss)                    $       0.88   $      (0.86)  $      (0.86)  $      (5.84)

Diluted per share:
  Income (loss) from continuing
      operations                       $       0.17   $      (0.62)  $       0.14   $       0.15
  Net income (loss)                    $       0.88   $      (0.86)  $      (0.86)  $      (5.84)

Note: I nformation in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company's business in certain markets. The information presented above reflects:

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

REVENUE

(In thousands)                      2002               2001            CHANGE           2000           Change
-------------                    -----------        -----------        ------        -----------       ------
Revenue                          $ 1,276,067        $ 1,263,700          1%          $ 1,297,164        (3%)
                                 ===========        ===========          =           ===========        ==

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

REVENUE BY DIVISION

We operate in various markets worldwide and business activities are managed in three divisions: The Americas, Asia-Pacific and Europe.

(In thousands)                                     2002                         2001                        2000
--------------                                 ------------                 ------------                ------------
The Americas                                   $    493,203        39%      $    650,581       51%      $    699,913         54%
Asia-Pacific                                        527,499        41%           339,749       27%           330,489         25%
Europe                                              255,365        20%           273,370       22%           266,762         21%
                                               ------------       ---       ------------      ---       ------------        ---
Total                                          $  1,276,067       100%      $  1,263,700      100%      $  1,297,164        100%
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

REVENUE BY SERVICE LINE

       (In thousands)                  2002                 2001                    2000
-----------------------------      -----------          ------------            ------------
Wireless handset sales             $ 1,017,304    80%   $    989,209    78%     $    943,968       73%
Wireless accessory programs             96,343     7%        137,035    11%          201,612       15%
Integrated logistics services          162,420    13%        137,456    11%          151,584       12%
                                   -----------   ---    ------------   ----     ------------      ---
Total                              $ 1,276,067   100%   $  1,263,700   100%     $  1,297,164      100%
                                   ===========   ===    ============   ====     ============      ===

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

GROSS PROFIT

(In thousands)                        2002                2001          Change           2000         Change
-------------                      ----------          ----------       ------        -----------     ------
Gross profit                       $   71,994          $   73,775        (2%)         $   133,829     (45%)

Gross margin                              5.6%                5.8%                           10.3%
                                   ==========          ==========                     ===========

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

              (In thousands)                                 2002          2001          Change       2000          Change
-------------------------------------------                ---------     ---------       ------     ---------       ------
Selling, general and administrative expenses               $  71,247     $  66,396         7%       $  72,688        (9%)

As a percent of revenue                                          5.6%          5.3%                       5.6%
                                                           =========     =========                  =========

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

OPERATING INCOME FROM CONTINUING OPERATIONS

     (In thousands)                  2002             2001       Change        2000        Change
-------------------------          ---------       ----------    ------     -----------    ------
Operating income from
    continuing operations          $     747       $    6,774     (88%)     $    54,169     (87%)

As a percent of revenue                  0.1%             0.5%                      4.2%
                                   =========       ==========               ===========

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

In January 2002, we formed a joint venture with Chinatron through their purchase of a 50% interest in Brightpoint China Limited, which was at the time our wholly-owned subsidiary, and granted Chinatron the option to purchase an additional 30% interest in this subsidiary in exchange for 6,414,607 Chinatron Class B Preference Shares with a face value of $10 million convertible into 10% of the issued and outstanding ordinary shares of Chinatron. At the formation of the joint venture, Brightpoint China Limited had a net book value of $18.8 million. In March of 2002, rather than exercising its option, Chinatron offered to purchase our remaining interest in Brightpoint China Limited for 7,928,166 Chinatron Class B Preference Shares with a face value of $11 million that were convertible into 11% of the issued and outstanding ordinary shares in Chinatron. This transaction closed in April 2002, bringing our aggregate holdings in Chinatron to 14,342,773 Class B Preference Shares with an aggregate face value of $21 million that were convertible into 19.9% of the issued and outstanding ordinary shares of Chinatron. Based on internal valuations and analyses, we initially estimated the fair market value of the Chinatron Class B Preference Shares to be approximately $10.3 million. As of June 30, 2002, we believed the preference shares continued to have an estimated fair market value of approximately $10.3 million. The net book value of Brightpoint China Limited at the time of the sale of the remaining 50% interest in Brightpoint China Limited was $5.2 million.

At the time of the formation of the joint venture, we were not aware that the actual value of the Chinatron Class B Preference Shares was significantly below the face value because we had not yet completed a valuation of the shares.

When our internal valuations and analyses were completed (which did not include an independent valuation), we initially estimated a fair market value of $10.3 million for our aggregate holdings of 14,342,773 Chinatron Class B Preference Shares with a face value of $21 million. As of June 30, 2002, we believed the preference shares continued to have an estimated fair market value of approximately $10.3 million.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS

                 (In thousands)                           2002            2001           Change       2000       Change
--------------------------------------------------     ----------      ----------        ------    ---------     ------
Income (loss) from continuing operations               $  (12,824)     $   (1,202)       (967%)    $  31,895     (104%)

Income (loss) from continuing operations per share
 -  Basic                                              $    (1.60)     $    (0.15)                 $    4.02
 -  Diluted                                            $    (1.60)     $    (0.15)                 $    3.98
                                                       ==========      ==========                  =========

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

NET INCOME (LOSS)

(In thousands, except per share data)           2002           2001        Change       2000       Change
-------------------------------------        ----------     ----------     ------      -------     ------
Net income (loss)                            $  (42,421)    $  (53,301)      20%       $43,683       *
As a percent of revenue                            (3.3%)         (4.2%)                   3.4%

Net income (loss) per share
- Basic                                     ($     5.30)   ($     6.68)      21%       $  5.51       *
- Diluted                                   ($     5.30)   ($     6.68)      21%       $  5.45       *

Weighted average shares outstanding
- Basic                                           7,998          7,973        0%         7,923       1%
- Diluted                                         7,998          7,973        0%         8,015      (1%)

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

(dollars in thousands)                         2002         2001         2000
----------------------------------------     --------     --------     --------
Working capital                              $ 60,995     $184,434     $267,557
Cash provided by operating activities          70,122       50,639       36,896
Bank borrowings                                10,103       34,742       53,685
Convertible Notes                              12,017      131,647      144,756
Current ratio                                  1.29:1       1.61:1       1.91:1
----------------------------------------     --------     --------     --------

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

(in thousands)                                                               2002                              2001
                                                                 -----------------------------     -----------------------------
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:                      Annual             Q4             Annual             Q4
                                                                 ------------     ------------     ------------     ------------
Continuing operations revenue                                    $  1,276,037     $    341,677     $  1,263,700     $    323,047
Value-based tax invoiced for continuing operations                     71,166           20,037           64,435           17,626
                                                                 ------------     ------------     ------------     ------------
Total continuing operations revenue and value-based tax             1,347,233          361,715        1,328,135          340,673

Daily Sales including value-based tax                                   3,742            4,019            3,689            3,785

Ending accounts receivable (including value-based tax)                111,770          111,770          184,567          184,567
Exclude discontinued operations                                             -                -          (37,734)         (37,734)
                                                                 ------------     ------------     ------------     ------------
Continuing operations ending accounts receivable                 $    111,770     $    111,770     $    146,832     $    146,832

Days sales outstanding in Accounts Receivable                              30               28               40               39
                                                                 ============     ============     ============     ============
DAYS INVENTORY ON-HAND
Continuing operations cost of revenue                            $  1,204,073     $    320,335     $  1,189,928     $    300,383
Indirect product and service costs                                    (91,182)         (23,399)         (84,906)         (24,830)
                                                                 ------------     ------------     ------------     ------------
Total continuing operations cost of products sold                   1,112,891          296,936        1,105,022          275,553

Daily cost of products sold                                             3,091            3,299            3,070            3,062

Ending inventory                                                       73,472           73,472          137,549          137,549
Exclude discontinued operations                                             -                -          (21,170)         (21,170)
                                                                 ------------     ------------     ------------     ------------
Continuing operations ending inventory                           $     73,472     $     73,472     $    116,379     $    116,379

Days inventory on-hand                                                     24               22               38               38
                                                                 ============     ============     ============     ============
DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE
Daily cost of products sold                                      $      3,091     $      3,299     $      3,070     $      3,062

Ending accounts payable                                               129,621          129,621          196,938          196,938
Exclude discontinued operations                                          (251)            (251)         (17,589)         (17,589)
                                                                 ------------     ------------     ------------     ------------
Continuing operations ending account payable                     $    129,370     $    129,370     $    179,349     $    179,349
Days payable outstanding                                                   42               39               58               59
                                                                 ============     ============     ============     ============
Cash Conversion Cycle Days                                                 12               11               20               18
                                                                 ============     ============     ============     ============

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

YEAR ENDING
DECEMBER 31
-----------
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

                                                Operating Income                                            Allocated
                              Revenues from       (Loss) from            Total           Allocated           Income
                                 External          Continuing           Segment          Interest          Tax Expense
                                Customers        Operations (1)         Assets          Expense (2)       (Benefit) (2)
                              --------------     --------------     --------------     --------------     --------------
2002:
THE AMERICAS                  $      493,203     $       (2,030)    $      173,371     $        3,109     $       (1,843)
ASIA-PACIFIC                         527,499              6,465             84,920              1,717                476
EUROPE                               255,365             (3,688)            78,011              1,073             (1,202)
                              --------------     --------------     --------------     --------------     --------------
                              $    1,276,067     $          747     $      336,302     $        5,899     $       (2,569)
                              ==============     ==============     ==============     ==============     ==============
2001:
The Americas                  $      650,581     $       (6,481)    $      402,030     $        4,726     $       (2,378)
Asia-Pacific                         339,749              9,285             98,539              2,187              1,541
Europe                               273,370              3,970            108,851              1,257                512
                              --------------     --------------     --------------     --------------     --------------
                              $    1,263,700     $        6,774     $      609,420     $        8,170     $         (325)
                              ==============     ==============     ==============     ==============     ==============
2000:
The Americas                  $      699,913     $       30,539     $      420,850     $        4,638     $        7,668
Asia-Pacific                         330,489             14,653            137,600               (851)             6,609
Europe                               266,762              8,977            129,337              1,970              2,180
                              --------------     --------------     --------------     --------------     --------------
                              $    1,297,164     $       54,169     $      687,787     $        5,757     $       16,457
                              ==============     ==============     ==============     ==============     ==============

(3) Includes $7.0 million of facility consolidation charges in the Americas division in 2000.

(4) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31
                                        ----------------------------------------------
                                             2002             2001             2000
                                        ------------     ------------     ------------
External revenue by service line:
Wireless handset sales                  $  1,017,304     $    989,209     $    943,968
Wireless accessory programs                   96,343          137,035          201,612
Integrated logistics services                162,420          137,456          151,584
                                        ------------     ------------     ------------
                                        $  1,276,067     $  1,263,700     $  1,297,164
                                        ============     ============     ============

                                                         DECEMBER 31
                                        ----------------------------------------------
                                            2002             2001             2000
                                        ------------     ------------     ------------
Long-lived assets:
The Americas                            $     38,274     $     60,841     $     60,656
Asia-Pacific                                   7,479           28,121           29,539
Europe                                        16,947           32,683           34,786
                                        ------------     ------------     ------------
                                        $     62,700     $    121,645     $    124,981
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

2002                     HIGH           LOW
--------------          -------        ------
FIRST QUARTER           $ 26.18        $ 4.62
SECOND QUARTER             6.86          1.26
THIRD QUARTER              2.74          1.19
FOURTH QUARTER             8.95          1.61

2001                     High            Low
--------------          -------        -------
First quarter           $ 36.32        $ 16.84
Second quarter            31.36          14.28
Third quarter             27.79          19.60
Fourth quarter            26.88          18.90

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

SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

                                                                                  YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------------------------------------
                                                              2002            2001            2000            1999            1998
                                                       -----------     -----------     -----------     -----------     -----------
Revenue (2)                                            $ 1,276,067     $ 1,263,700     $ 1,297,164     $ 1,193,347     $ 1,031,548
Gross profit (2)                                            71,994          73,775         133,829          98,552          73,167
Operating income from continuing operations (2)                747           6,774          54,169         (44,681)         15,053
Income (loss) from continuing operations (2)               (12,824)         (1,202)         31,895         (70,530)          6,441
Total discontinued operations(2)                           (15,478)        (56,399)          1,800          (4,039)          1,088
Income (loss) before extraordinary item and
   cumulative effect                                       (28,302)        (57,601)         33,695         (74,443)          7,529
Net income (loss)                                      $   (42,421)    $   (53,301)    $    43,683         (87,847)          7,529
Basic per share:
    Income (loss) from continuing operations           $     (1.60)    $     (0.15)    $      4.02     $     (9.26)    $      0.87
    Discontinued operations                                  (1.94)          (7.07)           0.23           (0.52)           0.14
    Cumulative effect of accounting change,
         net of tax                                          (5.09)              -               -           (1.76)              -
    Extraordinary gain on debt extinguishment,
         net of tax                                           3.33            0.54            1.26               -               -
                                                       -----------     -----------     -----------     -----------     -----------
    Net income (loss)                                  $     (5.30)    $     (6.68)    $      5.51     $    (11.54)    $      1.01
                                                       ===========     ===========     ===========     ===========     ===========
Diluted per share:
    Income (loss) from continuing operations           $     (1.60)    $     (0.15)    $      3.98     $     (9.26)    $      0.84
    Discontinued operations                                  (1.94)          (7.07)           0.22           (0.52)           0.14
    Cumulative effect of accounting change,
         net of tax                                          (5.09)              -               -           (1.76)              -
    Extraordinary gain on debt extinguishment,
         net of tax                                           3.33            0.54            1.25               -               -
                                                       -----------     -----------     -----------     -----------     -----------
    Net income (loss)                                  $     (5.30)    $     (6.68)    $      5.45     $    (11.54)    $      0.98
                                                       ===========     ===========     ===========     ===========     ===========

                                                            DECEMBER 31
                              ----------------------------------------------------------------------
                                 2002           2001           2000           1999           1998
                              ----------     ----------     ----------     ----------     ----------
Working capital               $   60,995     $  184,434     $  267,557     $  261,037     $  349,248
Total assets                     336,302        609,420        687,787        617,500        699,340
Long-term obligations             10,052        156,066        198,441        230,886        286,706
Total liabilities                222,659        459,407        493,690        468,723        472,719
Stockholders' equity             113,643        150,013        194,097        148,777        226,621

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

                                BRIGHTPOINT, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                      PAGE
Consent of Independent Auditors.................................................       F-1
Financial Statement Schedule for the years 2002, 2001 and 2000:
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS...........................       F-2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-108496) pertaining to the Brightpoint, Inc. Independent Director Stock Compensation Plan, of our report dated January 31, 2003, except for Notes 5, 11, 15 and 18, as to which the date is March 12, 2003 with respect to the Consolidated Financial Statements and Schedule of Brightpoint, Inc. included in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

                                                     /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 1, 2004

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            COL. A             COL. B             COL. C             COL. D              COL. E
                                        --------------     --------------     --------------     --------------     --------------
                                          BALANCE AT         CHARGED TO         CHARGED TO                            BALANCE AT
                                          BEGINNING          COSTS AND            OTHER                                  END
             DESCRIPTION                  OF PERIOD          EXPENSES(1)         ACCOUNTS          DEDUCTIONS         OF PERIOD
             -----------                --------------     --------------     --------------     --------------     --------------
Year ended December 31, 2002:
    Deducted from asset accounts:
    Allowance for doubtful
        accounts ..................     $    6,272,000     $    5,560,000     $           --     $    6,504,000(2)  $    5,328,000
                                        --------------     --------------     --------------     --------------     --------------
    Total .........................     $    6,272,000     $    5,560,000     $           --     $    6,504,000     $    5,328,000
                                        ==============     ==============     ==============     ==============     ==============
Year ended December 31, 2001:
    Deducted from asset accounts:
    Allowance for doubtful
        accounts ..................     $    6,548,000     $    8,389,000     $           --     $    8,665,000(2)  $    6,272,000
                                        --------------     --------------     --------------     --------------     --------------
    Total .........................     $    6,548,000     $    8,389,000     $           --     $    8,665,000     $    6,272,000
                                        ==============     ==============     ==============     ==============     ==============
Year ended December 31, 2000:
    Deducted from asset accounts:
    Allowance for doubtful
        accounts ..................     $    6,220,000     $    6,328,000     $           --     $    6,000,000(2)  $    6,548,000
                                        --------------     --------------     --------------     --------------     --------------
    Total .........................     $    6,220,000     $    6,328,000     $           --     $    6,000,000     $    6,548,000
                                        ==============     ==============     ==============     ==============     ==============

(1) Does not include impairments of accounts receivable recognized in connection with the Company's discontinued operations. See notes to Consolidated Financial Statements.

(2)      Uncollectible accounts written off.