Form 10-K
period 2003-12-31
BRIGHTPOINT  INC
filed 2004-03-11
CIK 918946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of June 30, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter was approximately $96,742,866. As of March 1, 2004, there were 19,266,018 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. BUSINESS.

GENERAL

         Brightpoint, Inc. is one of the largest dedicated distributors of wireless devices and accessories and providers of integrated logistics services to network operators, with operations centers and/or sales offices in various countries including Australia, Colombia, France, Germany, India, New Zealand, Norway, the Philippines, Sweden and the United States. We provide integrated logistics services including, procurement, inventory management, customized packaging, fulfillment, activation management, prepaid and e-business solutions within the global wireless industry. Our customers include wireless network operators, resellers, retailers and wireless equipment manufacturers. We handle wireless products manufactured by wireless device manufacturers such as Nokia, Motorola, Kyocera, Audiovox, Sony Ericsson, Siemens, Samsung, Panasonic and PalmOne.

         We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc.

         Our website is www.brightpoint.com. We make available free of charge at this website our Code of Business Conduct, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

         In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the United States Securities and Exchange Commission. Requests should be directed to Investor Relations, Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168, telephone number: (877) 477-2355.

         Unless the context otherwise requires, the terms "Brightpoint", "Company", "we", "our" and "us" means Brightpoint, Inc. and its consolidated subsidiaries.

FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

         Financial Overview. Wireless devices handled by the Company grew by 34% to 20.3 million devices from 15.2 million devices in 2002. Revenue grew by 41% to $1.8 billion in 2003 from $1.3 billion in 2002, which was driven by a 52% growth rate of wireless devices sold through our distribution businesses.

         Net income improved to $11.7 million, or $0.62 per diluted share, in 2003 from a net loss of $42 million, or $2.35 per diluted share, in 2002. Included in the 2002 net loss was a $44 million gain on debt extinguishment partially offset by $41 million charge related to a cumulative effect of a change in accounting principle, net of tax, which did not recur in 2003.

         Cash and cash equivalents (unrestricted) were $99 million at December 31, 2003, an increase of 126% from $44 million at December 31, 2002. The increase in cash and cash equivalents (unrestricted) was primarily due to net cash provided by operating activities of $56 million in 2003 and proceeds from common stock issuances under employee stock option and purchase plans of $12.4 million in 2003 partially offset by capital expenditures of $6.1 million in 2003.

         Extension of Nokia contract in the United States. In December 2003, the Company's North America subsidiary entered into an agreement, which extended its relationship with Nokia in the United States to January 1, 2006, subject to earlier termination as provided under the agreement. The Company continues to be the exclusive authorized distributor for Nokia brand wireless devices in the United States. In instances, when Nokia does not sell directly to their large accounts, Nokia utilizes the Company's supply chain expertise to market, sell and deliver wireless devices to network operators, independent agents and national retailers throughout the United States.

         Entry into India. During the second quarter of 2003, we entered into India to meet the needs of one of the fastest growing markets for wireless devices in the world. This entry was a significant step in implementing our overall growth strategy. We have established our headquarters in New Delhi, recruited key members of the management team and other employees and entered into a supply agreement with Nokia India Private Limited.

         Consolidation of Richmond, California, facility. During 2003, the Company consolidated its Richmond, California, call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division. During 2003, the Company recorded a pre-tax charge of $5.5 million which includes approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand.

GLOBAL WIRELESS INDUSTRY

         The global wireless industry's primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:

     o Network operators: build and operate wireless networks and provide the voice and data access services to subscribers.

     o Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide network operators with technology, equipment, and cell sites to build and operate the networks.

     o Wireless device manufacturers: design, manufacture, and market the wireless devices, such as cellular phones, wireless personal digital assistants, and pagers, which connect subscribers to the wireless network.

     o Components designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, and antennae, among others.

     o Retail and distribution: retail provides subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device; distribution provides logistics and distribution services to physically move wireless devices and related products from manufacturers or network operators to subscribers.

         There are no clear boundaries within the wireless industry and with other industries. Many network operators operate their own retail and distribution networks. Many electronics and mass retailers market wireless products and services. Many freight logistics companies and information technology distribution companies offer logistics and distribution services to the global wireless industry.

         Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through wireless network operators who utilize digital and analog technological standards, such as:

         Generation          Technology Standards
         ----------          --------------------
         1G Analog           AMPS
         2G Digital          TDMA, CDMA, GSM, iDEN
         2.5G Digital        GPRS, EDGE, CDMA 1xRTT
         3G Digital          W-CDMA/UMTS, CDMA 1xEV-DV

Developments within the global wireless industry have allowed wireless subscribers to talk, send text messages, send and receive email, capture and transmit digital images, send multimedia messages, play games and browse the Internet using their wireless devices. Wireless devices and services are also being used for monitoring services, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation and customer relationship management.

         From 2002 to 2003, the estimated number of worldwide wireless subscribers increased by approximately 190 million, or 17%, to approximately 1.3 billion. From 2001 to 2002 the number of worldwide wireless subscribers increased by approximately 205 million, or 22%. At the end of 2003, wireless penetration was estimated to be approximately 21% of the world's population. The number of worldwide subscribers is expected to grow to approximately 1.5 billion subscribers by the end of 2004. During 2003, the global wireless industry saw shipments of wireless devices increase from approximately 400 million in 2002 to an estimated 471 million wireless devices in 2003. Wireless device shipments are currently forecasted to be approximately 525 million devices in 2004. The percentage of replacement wireless device shipments has grown and is forecasted to be approximately 68% of total shipments in 2004. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The industry data contained in this paragraph and elsewhere in this subsection was obtained from a leading investment bank.

         We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (see BUSINESS RISK FACTORS discussed below):

         Replacement Devices. As overall subscriber penetration increases in certain markets, growth in wireless device volume is dependent on the replacement cycle, which is defined as the period of time before a subscriber replaces their existing wireless device with a new one. During 2003, the global wireless industry saw shipments of replacement wireless devices increase from approximately 195 million devices to an estimated 281 million devices. In 2004, it is estimated that shipments of replacement devices will total approximately 355 million and represent approximately 68% of total wireless device shipments. We believe that the key drivers for the growth in shipments of replacement devices will be new features and enhanced functionality such as color displays, camera-enabled handsets, multimedia messaging services
(MMS), handsets and network services with Internet access, devices with entertainment features such as audio and gaming, and switching of customers across wireless network operators. In the United States, local number portability - i.e., the ability of wireless subscribers to retain their wireless phone numbers when switching network operators, may induce more customers to switch networks. The act of switching networks is often accompanied by the acquisition of a new wireless device. While the new features and enhanced functionalities and the effects of local number portability in the U.S. are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.

         Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Slow economic growth and a high percentage of subscriber penetration in many markets have caused the rate of the increase in these markets to slow in recent years. Renewed economic growth, increased wireless service availability or lower cost of wireless service compared to conventional wireline telephone systems and reductions in the cost of wireless devices may accelerate the rate of subscriber growth. Increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications may further increase the number of subscribers in markets that have historically had high penetration rates. More wireless network operators may offer services including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through increased bandwidth thus, attracting more subscribers to wireless network operators which offer such services. In order to provide these services and maintain competitive cost structures, wireless network operators may place additional pressure on our prices and service levels.

         Migration to Next Generation Systems. In order to provide a compelling service offering for its current and prospective subscribers, wireless network operators continue to expand and enhance their systems by migrating to next generation systems such as 2.5G and 3G systems. This migration will enable wireless network operators to provide subscribers with enhanced voice and data services such as multimedia messaging services, wireless Internet access, integrated music players, streaming video, location-based services, enterprise applications and video gaming. In order to realize the full advantage of these services and capabilities, subscribers will need to replace their wireless devices. As a result, the continued migration to next generation systems is expected to be a key driver for replacement sales of wireless devices. However, the ability and timing of wireless network operators to rollout these new services and manufacturers to provide devices which utilize these services may have a significant effect on consumer adoption and the sale of replacement devices.

         New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. Examples of recent entrants to the global wireless industry include Microsoft (wireless device operating systems) and High Tech Computer Corp. (wireless device original design manufacturer). In addition, companies such as LG Electronics (wireless device original equipment manufacturer), Panda Electronics (Chinese original equipment manufacturer) and ZTE Corporation (Chinese original equipment manufacturer) are expanding their presence in the global wireless industry. These companies and their products may heighten competition with existing manufacturers and provide consumers with more feature-rich products, lower handset prices, broader selection and new market channels, which may result in increased wireless device shipments.

         Pricing Trends. It is estimated that the industry's average selling price for wireless devices declines by approximately 10% to 15% per year. A number of factors impact the actual average selling prices including, but not limited to, consumer demand, product availability, fluctuations in currency exchange rates, product mix and device functionality. While manufacturers have been adding enhanced features such as color screens and embedded cameras, we anticipate that the industry's average selling prices for wireless devices will continue to decline. The anticipated decline in average selling prices could offset the anticipated growth in overall wireless shipments and have an adverse impact on both the industry's and the Company's revenues.

OUR BUSINESS

         We are one of the largest dedicated distributors of wireless devices and providers of integrated logistics services to wireless network operators, resellers, retailers and wireless equipment manufacturers. We strive to be an integral service provider to our customers and suppliers by meeting their supply chain needs in the global wireless industry. We accomplish this through authorized distribution of wireless voice and data products to help manufacturers achieve their key business objectives including increasing unit sales volume, market share and points of sale. Our integrated logistics services are intended to provide outsourcing solutions for wireless network operators' mission-critical requirements. These integrated logistics services are designed to support wireless network operators with a variable cost model in their efforts to add new subscribers and increase system usage while minimizing wireless network operators' investments in distribution infrastructure.

         Product Distribution. Our product distribution activities include the purchasing, warehousing, marketing, selling, picking, packing, shipping and delivery of a broad selection of wireless voice and data products from leading manufacturers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our integrated logistics services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products, which we believe have the potential for enhanced financial return and significant market penetration. In 2003, 2002 and 2001, approximately 87%, 85% and 89%, respectively, of our total revenue was derived from product distribution. In 2003, 2002 and 2001, our gross margin on product distribution revenue was 3.5%, 2.7% and 3.5%, respectively. Cost of revenue for product distribution includes the costs of the products sold, warehousing, labor and other costs.

         The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as Nokia, Motorola, Kyocera, Audiovox, Sony

Ericsson, Siemens, Samsung, Panasonic and PalmOne. In 2003, 2002 and 2001, our sales of wireless devices through product distribution totaled 10.8 million, 7.1 million, and 7.1 million units, respectively, and represented approximately 53%, 47% and 51%, respectively, of the total wireless devices we handled. In 2003, 2002 and 2001, our average selling prices for wireless devices were approximately $137, $137, and $135 per unit, respectively.

         We also distribute accessories used in connection with wireless devices, such as batteries, chargers, cases and "hands-free" products. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide wireless network operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of that customer.

         Integrated Logistics Services. Our integrated logistics services include, inventory management, product procurement, product fulfillment, kitting and customized packaging, prepaid airtime distribution, activation management, freight management, credit services and receivables management, reverse logistics and end-user support services. Generally, integrated logistics services are a fee-based service. In certain instances, integrated logistics service revenue includes the distribution and value of prepaid wireless airtime. In many of our markets, we have contracts with wireless network operators and equipment manufacturers pursuant to which we currently provide our integrated logistics services. These customers include, but are not limited to, operating companies or subsidiaries of Nextel (United States), Virgin Mobile (United States), ALLTEL (United States), COMCEL (Colombia), MetroPCS (United States), SFR (France), Sprint PCS (United States), TracFone (United States), and Vodafone (Australia).

         During 2003, 2002 and 2001, integrated logistics services accounted for approximately 13%, 15% and 11%, respectively, of our total revenue. In 2003, 2002 and 2001, integrated logistics services accounted for approximately 47%, 53% and 49%, respectively, of the total wireless devices we handled. Over the last three years our logistics services gross margin has ranged from 20% to 25%. Cost of revenue for integrated logistics services is primarily composed of labor, warehousing, information technology and other costs. Additionally, since we generally do not take ownership of the inventory in many of our integrated logistics services arrangements, the invested capital requirements in providing integrated logistics services are less than our distribution business.

OUR STRATEGY

         Our strategy is to continue to grow as a global leader in wireless product distribution and the provision of logistics services to network operators and manufacturers. Our objectives are to increase the Company's earnings, increase market share in existing geographic markets, maintain or improve our return on invested capital within certain debt-to-total-capital parameters and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.

         Our strategy incorporates industry trends such as increasing sales of replacement devices, increasing subscribers, and the migration to next generation systems as described in detail in the section entitled "GLOBAL WIRELESS INDUSTRY." We will endeavor to grow the business contemplating these current and anticipated trends. Key elements of our strategy include:

         Expand Existing Product and Service Offerings in Current Markets. Our plan includes the transfer of our industry know-how, relationships, and capabilities from one market to another in an effort to expand our product and service offerings within our current markets. This is intended to enhance the service offerings and product lines of our operations, which have relatively limited product lines and service offerings as compared to the collective product and service offerings of the entire Company. Opportunities in expanding our product lines include wireless handsets, data devices, and accessories. Opportunities in expanding our service offerings include product fulfillment, electronic prepaid recharge services, reverse logistics management, repair services, and channel management services.

         Add New Products and Services in Current Markets. With increasing functionality of wireless devices due to technological advancements and migration to next generation systems, we believe that device manufacturers may introduce innovative products, which we may distribute. Our strategy includes the search for new products and service offerings within the current geographic markets in which we operate. Potential product categories include Wi-Fi, wireless games and entertainment products, and memory cards.

         Expand into New Geographic Markets. We estimate that the global wireless industry shipped 471 million wireless devices in 2003. In the geographic markets where we currently operate - i.e. our addressable market, we estimate the market size was 131 million wireless devices in 2003. We currently operate in the United States and Colombia within the Americas division; Australia, India, the Philippines, New Zealand and export markets within the Asia-Pacific division; and Sweden, France, Germany, and Norway within the Europe division. We believe we are in a position to expand our addressable market by entering into new markets. In 2003, we entered into the India market and plan on expanding our presence in that market in 2004. We believe there may be additional expansion opportunities in Asia. We believe that we may have opportunities for expansion in Europe. Eastern European countries, which currently have lower penetration rates than Western European countries and less mature distribution infrastructure are experiencing relatively high growth rates in the sale of wireless devices. We may also pursue expansion efforts in Western Europe, where the market for wireless devices tend to have higher penetration rates and where distribution infrastructure is more mature, if we believe that the economics of these opportunities are consistent with our objectives. The anticipated long-term rate of return, short-term return on invested capital and the risk profile as compared to the potential return will be key components in our decision-making process. We expect to have adequate liquidity to finance our anticipated geographic expansion through cash, debt or issuance of equity. For further discussion on liquidity, refer to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         Continue to Build and Promote the Brightpoint Brand within the Wireless Industry. Many of our customers and suppliers operate in many markets globally. We believe that strengthening our corporate brand and delivering a consistent message globally may allow us to compete for business more effectively than local unbranded distribution companies or logistics services providers who are not solely dedicated to serving the global wireless industry. We have developed distribution and logistics expertise that is unique to the global wireless industry and, through branding, plan on leveraging that expertise to further grow the business.

CUSTOMERS

         We provide our products and services to a customer base of approximately 23,000 wireless network operators, manufacturers, agents and dealers, retailers, and other distributors. During 2003, customers in each of our primary sales channels include the following:

     Wireless Network Operators: Reliance Industries Limited (India), Dobson Cellular (United States), Globe Telecom (Philippines), Nextel (United States), Virgin Mobile (United States), SFR (France) and Vodafone (Australia)

     Manufacturers: Nokia, Kyocera, Sony Ericsson, Siemens, Samsung, Panasonic and PalmOne

     Dealers and Agents: Wireless One (United States), One Stop Cellular (United States), Moorehead Communications (United States), First Mobile Group (New Zealand) and MV2 Telecoms Shop (Philippines)

     Mass Retailers: Best Buy (United States), Target (United States), Pressbyran (Sweden), Karstadt (Sweden), Dialect (Sweden), Klartsvar (Sweden) and Woolworth's Group (Australia)

     Other Distributors: Computech Overseas International (Hong Kong), Charmley Trading Pte. Ltd (Singapore), HCT Holdings Limited (Hong Kong), American Connections (United States) and Infosonics (United States)

         For both 2003 and 2002, aggregate revenues generated from our five largest customers accounted for approximately 31% of our total revenue. In 2003, Computech Overseas International ("Computech"), a customer of our Brightpoint Asia Limited operations, accounted for approximately 10% of our total revenue and 19% of our Asia-Pacific division's revenue. At December 31, 2003, there were no amounts owed to us from Computech. In 2002, Computech accounted for approximately 12% of our total revenue and 30% of our Asia-Pacific division's revenue. At December 31, 2002, there were no amounts owed to us from Computech. No single customer accounted for more than 10% or more of our total revenues in 2001. The loss or a significant reduction in business activities by our customers could have a material adverse affect on our revenue and results of operations.

         We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are received from the customer. Unless otherwise requested, substantially all of our products are delivered by common carriers. Because orders are filled shortly after receipt, backlog is generally not material to our business. Our integrated logistics services are typically provided pursuant to agreements with terms between one and three years which generally may be terminated by either party subject to a short notice period.


PURCHASING AND SUPPLIERS

         We have established key relationships with leading manufacturers of wireless voice and data equipment such as Nokia, Motorola, Kyocera, Audiovox, Sony Ericsson, Siemens, Samsung, Panasonic and PalmOne. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. In 2003, we made purchases from more than 200 wireless mobile device and accessory suppliers. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties, which we generally pass through to our customers.

         Nokia, our largest supplier of wireless devices and accessories, accounted for approximately 79%, 69% and 72% of purchases for our product distribution business in 2003, 2002, and 2001, respectively. None of our other suppliers accounted for 10% or more of product purchases in 2003, 2002 or 2001. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See -"COMPETITION."

         We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions including the retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain other competing manufacturers and to certain wireless network operators. Typically our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy purchase requirements based upon forecasts provided by us, in which a portion of these forecasts may be binding. Our supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common carriers. In December of 2002, we entered into an amendment to our distribution agreement with Nokia Inc. in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a "Just-in-Time" inventory arrangement that allowed us to reduce the amount of inventories of Nokia products that we owned prior to the expiration of this arrangement in June 2003. This arrangement did not have a significant impact on our December 31, 2002 or December 31, 2003 inventory carrying values. We believe that our relationships with our suppliers are generally good, however, we have from time to time experienced inadequate product supply from certain manufacturers and network operators, including an inadequate supply of CDMA products during the first half of 2003 from our key supplier in the United States. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our significant suppliers, or if any supplier imposes substantial price increases or eliminates favorable terms provided to us and alternative sources of supply are not readily available, it may have a material adverse effect on our results of operations.


SALES AND MARKETING

         We promote our product lines, our capabilities and the benefits of certain of our service lines through advertising in trade publications and attending various international, national and regional trade shows, as well as through direct mail solicitation, broadcast faxing and telemarketing activities. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and media advertising.

         Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division's sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., network operator, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our wireless network operator relationships and to promote our integrated logistics services. Sales and marketing efforts for our Brightpoint Asia Limited operations have been outsourced to Persequor Limited, to whom we pay a management fee, including performance based commissions. Persequor Limited is controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. Persequor Limited is a 15% partner in Brightpoint India Private Limited and oversees our Brightpoint India Private Limited's operations. Including support and retail outlet personnel, we had approximately 311 employees involved in sales and marketing at December 31, 2003, including 127 in our Americas division, 104 in our Europe division, and 80 in our Asia-Pacific division.

SEASONALITY

         The operating results of each of our three divisions may be influenced by a number of seasonal factors in the different countries and markets in which we operate. These factors may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to:

         o        promotions and subsidies by wireless network operators;

         o the timing of local holidays and other events affecting consumer demand;

         o the timing of the introduction of new products by our suppliers and competitors;

         o        purchasing patterns of customers in different markets;

         o        general economic conditions; and

         o        product availability and pricing.

         Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year, largely because of gift-giving holidays. This and other seasonal factors have contributed to increases in our revenue during the fourth quarter in certain markets. Conversely, we have experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter. Our operating results may continue to fluctuate significantly in the future. We believe a more accurate indicator of seasonal patterns is the number of wireless devices we handle which we report as one of our key performance indicators. If unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results. In addition, as a result of seasonal factors, interim results may not be indicative of annual results. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for additional analysis on seasonality.

COMPETITION

         We operate in a highly competitive industry and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless voice and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value, in terms of price, time, product knowledge, reliability, customer service and product availability. Our distribution business competes with broad-based wireless distributors who carry similar product lines and specialty distributors who may focus on segments within the wireless industry such as accessories. To a lesser extent we compete with information technology distribution companies who offer wireless devices in certain markets. Manufacturers will typically sell their products directly to large wireless network operators. As network operator customers grow in scale, manufacturers may pose a competitive threat to our business. Manufacturers can also offer fulfillment services to our customers, which compete with our distribution and integrated logistics services businesses. Our integrated logistics services business competes with general logistics services companies who provide logistics services to multiple industries and specialize more in the warehousing and transportation of finished goods. Certain wireless network operators have their own distribution and logistics infrastructure which competes with our outsource solutions offered by our integrated logistics services business. These companies may possess substantially greater financial, marketing, personnel and other resources than we do. Manufacturers other than those that have historically produced wireless devices and accessories are also entering the market to produce various wireless mobile devices, including wireless data devices. Their entry is creating new competitors for distribution and provision of integrated logistics services for these new products. Certain of these competitors have the financial resources necessary to withstand substantial price competition and could implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. The wireless device industry is segmenting its product offering and is introducing products that compete with other non-wireless consumer electronic products. Examples include wireless devices with embedded cameras, which now compete to a certain extent with non-wireless digital cameras and wireless devices with video gaming features that compete with non-wireless handheld video game products. The non-wireless consumer electronic products are distributed through other non-wireless distributors who may become our competitors.

         Competitors in our Americas division include wireless equipment manufacturers, network operators and other dedicated wireless distributors such as CellStar Corporation and BrightStar Corporation. We also compete with logistics service providers in our Americas division, such as Communications Test Design, Inc., UPS Logistics, Aftermarket Technologies Inc., Tessco Technologies and American Wireless. In the Asia-Pacific market, our primary competitors are United States-based and foreign-based exporters, traders and distributors, including Tech Pacific Group, CellStar Corporation and Cellnet Group Ltd. In our Europe division, our competitors include wireless equipment manufacturers that sell directly to the region's wireless network operators and retailers, wireless network operators themselves, and traders and other distributors, such as Dangaard Telecom Holding A/S, Caudwell Communications Limited, and Avenir S.A., and logistics and transportation companies such as

TPG NV and Bertelsmann AG. Additionally, in certain markets across all of our divisions we compete with other electronics equipment distributors, such as Ingram Micro Inc. and Tech Data Corporation.

         The distribution of wireless devices and the provision of integrated logistics services within the global wireless industry have, in the past, been characterized by relatively low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

         The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological changes in the industry and successfully identify these changes and adapt our offering of products and services, to satisfy evolving industry and customer requirements. The use of alternative wireless telecommunications technologies or the convergence of wireless telecommunications and computer technologies may reduce demand for existing wireless telecommunications products and lessen the demand for our services. Upon widespread commercial introduction, new wireless communications or convergent technologies could materially change the types of products sold by us and our suppliers and result in significant price competition. In addition, products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized resales or illegal resales, which may avoid applicable duties and taxes), may also have an adverse impact on our operations.

INFORMATION SYSTEMS

         The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have, and continue to implement, business applications that enable us to provide our customers and suppliers with solutions in the distribution of their products. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); Web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management, and reporting. During 2003, 2002 and 2001, we invested approximately $5.2 million, $6.2 million and $22 million, respectively, on our information systems focusing on enhancing our current solutions by increasing the functionality and flexibility of our systems. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all divisions. At December 31, 2003, there were approximately 61 employees in our information technology departments worldwide.

EMPLOYEES

         As of December 31, 2003, we had approximately 1,153 employees; 655 in our Americas division, 284 in our Asia-Pacific division, and 215 in our Europe division. Of these employees, approximately 5 were in executive officer positions, 311 were engaged in sales and marketing, 564 were in service operations and 273 were in finance and administration (including information technology employees). Our distribution activities and integrated logistics services are labor-intensive and we utilize temporary laborers, particularly in our Americas division. At December 31, 2003, we had approximately 407 temporary laborers; 52 in our Asia-Pacific division, 13 in our Europe division and 342 in our Americas division. Of these temporary laborers, approximately 35 were engaged in sales and marketing, 332 were in service operations and 40 were in finance and administration. None of our United States-based employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good. See BUSINESS RISK FACTORS -- "OUR LABOR FORCE EXPERIENCES A HIGH RATE OF PERSONNEL TURNOVER" and "WE ARE SUBJECT TO A NUMBER OF REGULATORY AND CONTRACTUAL RESTRICTIONS GOVERNING OUR RELATIONS WITH CERTAIN OF OUR EMPLOYEES."

BUSINESS RISK FACTORS

         There are many important factors that have affected, and in the future could affect, our business, including the factors discussed below which should be reviewed carefully, in conjunction with the other information contained in this Form 10-K. Some of these factors are beyond our control and future trends are difficult to predict. In addition, various statements, discussions and analyses throughout this Form 10-K are not based on historical fact and contain forward-looking statements. These statements are also subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers could materially adversely affect our business. -- For 2003 and 2002, aggregate revenues generated from our five largest customers accounted for approximately 31% of our total revenues in both years. In 2003, Computech, a distribution services customer of our Brightpoint Asia Limited operations accounted for approximately 10% of our total revenue and 19% of our Asia-Pacific division revenues. In 2002, Computech represented 12% of our total revenue and 30% of the Asia-Pacific division's revenue. In 2001, there were no customers over 10% of total revenue. In addition, Nextel Communications, a customer in our Americas division represents a significant portion of our integrated logistics services in the United States. Many of these principal and other customers in the markets we serve have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. Although we have entered into contracts with certain of our largest integrated logistic service customers, we have experienced losses of certain of these customers through expiration or cancellation of these contracts and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

         We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future. -- We purchase wireless devices and accessories that we sell from wireless communications equipment manufacturers, distributors and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers generally are non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

         We may have difficulty collecting our accounts receivable. -- We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. We also enter into certain securitization transactions with financing organizations with respect to portions of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interest or servicing liabilities related to accounts receivable that we have sold, although in limited circumstances, related primarily to our performance in the original transactions, we may be required to repurchase the accounts. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is effected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

         Our future operating results will depend on our ability to continue to increase our sales significantly. -- A large percentage of our total revenues is derived from sales of wireless devices, a part of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon demand for wireless voice and data products and our having adequate supply of these products. The gross margins that we realize on sales of wireless devices could be reduced due to increased competition or a growing industry emphasis on cost containment. Therefore, our future profitability will depend on our ability to maintain our margins or to increase our sales to help offset future declines in margins. We may not be able to maintain existing margins for products or services offered by us or increase our sales. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

         The market price of our common stock may continue to be volatile. -- The market price of our common stock has fluctuated significantly from time to time since our initial public offering in April 1994. The trading price of our common stock could experience significant fluctuations in the future in response to certain factors, which could include actual or anticipated variations in our quarterly operating results or financial position; restatements of previously issued financial statements; outcome or commencement of litigation; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless voice and data industry; changes in governmental regulation and the enforcement of such regulation; changes in the assessment of our credit rating as determined by various credit rating agencies; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stocks for companies in the global wireless industry or in the distribution or integrated logistics services sectors of the global wireless industry could also affect the market price of our common stock.

         Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future. -- We provide functions such as distribution, inventory management, fulfillment, customized packaging, prepaid and e-commerce solutions, activation management and other outsourced services for many of these wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced integrated logistics services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewal or otherwise maintain these agreements on terms, including price, consistent with our current terms could have a material adverse effect on our business.

         Our business may be adversely impacted by consolidation of wireless network operators. -- The past several years have witnessed a consolidation within the wireless network operator community which trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining wireless network operators as they seek to reduce their expenditures, which could in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless network operators reduces the number of potential contracts available to us and other providers of integrated logistic services. We could also lose business if wireless network operators, which are our customers, are acquired by other wireless network operators that are not our customers.

         Our operations may be materially affected by fluctuations in regional demand patterns and economic factors. -- The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of 3G systems and other new technologies, which has been delayed and could further be delayed, has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by wireless network operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. During 2001 and 2002, we recorded inventory valuation adjustments to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand. We believe our operations were adversely affected by an economic slow-down in the United States during 2001 and continuing through most of 2002. In 2003, the economy began to recover. However, there are no assurances that this recovery will continue. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations and financial position.

         Rapid technological changes in the global wireless industry could have a material adverse effect on our business. -- The technology relating to wireless voice and data equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of capital increase our risk of loss due to product obsolescence.

         We rely on our suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases. -- Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

         A significant percentage of our revenues is generated outside of North America in countries that may have volatile currencies or other risks. -- We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. On occasion, we enter into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations. This could result in our incurring significant additional losses.

         We rely on a third party to manage certain significant operations in our Asia Pacific division. -- Sales and management services in our Brightpoint Asia Limited operations are currently provided to us by Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team and to whom we pay certain management fees and performance-based bonuses. A failure of this entity to provide us with satisfactory services or if these operations are negatively impacted by other events could result in a loss of revenue generated from that division which could adversely affect our revenue. In addition, Persequor Limited is a 15% partner in Brightpoint India Private Limited and is a party to a management services agreement for our India operations.

         Hostilities and terrorist acts could disrupt our operations. -- Although we have implemented policies and procedures designed to minimize the effect of an outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time but our operations could be adversely affected.

         We make significant investments in the technology used in our business and rely on this technology to function effectively without interruptions. -- We have made significant investments in information systems technology and have focused on the application of this technology to provide customized integrated logistics services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers' technical and performance requirements is highly dependent on the effective functioning of our information technology systems. Further, certain of our contractual arrangements to provide services contain performance measures and criteria that if not met could result in early termination of the agreement and claims for damages. In connection with the implementation of this technology we have incurred significant costs and have experienced significant business interruptions. These business interruptions can cause us to fall below acceptable performance levels pursuant to our customers' requirements and could result in the loss of the related business relationship. In 2001, difficulties with our information systems implementation contributed to the loss of a new integrated logistics services customer and also resulted in a claim being filed against us. We may continue to experience additional costs and periodic business interruptions related to our information systems as we implement new information systems in our various operations. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently. In addition, a significant increase in the costs of additional technology or telephone services that is not recoverable through an increase in the price of our services could have a material adverse effect on our results of operations.

         We have outstanding indebtedness, which is secured by a portion of our assets and which could prevent us from borrowing additional funds, if needed. -- Our United States, Australia and New Zealand subsidiaries' credit facilities are secured by primarily all of their respective assets and borrowing availability is based primarily on a percentage of eligible accounts receivable and inventory. Consequently, any significant decrease in eligible accounts receivable and inventory could limit our subsidiaries' ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our United States, Australia and New Zealand subsidiaries' credit facilities also include negative covenants that, among other things, limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States, Australia and New Zealand. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our subsidiaries' indebtedness would become immediately due and payable, and the banks could foreclose on its security.

         The global wireless industry is intensely competitive and we may not be able to continue to compete successfully in this industry. -- We compete for sales of wireless voice and data equipment, and expect that we will continue to compete, with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. As a provider of integrated logistics services, we also compete with other distributors, logistics services companies and electronic manufacturing services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. The global wireless industry has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.

         We may not be able to manage and sustain future growth at our historical or current rates. -- In prior years we have experienced domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could have a material adverse effect on our operations. In addition, our growth prospects could be adversely affected by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.

         Our business strategy includes entering into relationships and financings, which may provide us with minimal returns or losses on our investments. -- We have entered into several relationships and joint ventures with wireless equipment manufacturers, network operators and other participants in our industry. We intend to continue to enter into similar relationships as opportunities arise. We may enter into distribution or integrated logistics services agreements with these parties and may provide them with equity or debt financing. Our ability to achieve future profitability through these relationships will depend in part upon the economic viability, success and motivation of the entities we select as partners and the amount of time and resources that these partners devote to our alliances. We may receive minimal or no business from these relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The returns we receive from these relationships, if any, may not offset possible losses or our investments or the full amount of financings that we make upon entering into these relationships. We may not achieve acceptable returns on our investments with these parties within an acceptable period or at all.

         We have incurred significant losses in recent years. -- For the years ended December 31, 2001 and 2002 we incurred net losses of $53 million and $42 million, respectively. The net losses for 2001 and 2002 include approximately $56 million and $15 million, respectively, of losses related to discontinued operations. Also included in the net loss in 2002 is the cumulative effect of a change in accounting principle, net of tax, of $41 million. Several business factors have contributed to our losses in these periods including costs related to our restructuring plans, adjustments to the carrying value of certain inventories, an inadequate supply of products for sale through our distribution services, inadequate demand for our products and services, costs related to the implementation of information systems and an impairment loss on a long-term investment. We may incur additional future losses.

         Our operating results frequently vary significantly and respond to seasonal fluctuations in purchasing patterns. -- The operating results of each of our three divisions may be influenced by a number of seasonal factors in the different countries and markets in which we operate. These factors may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to:

         o        promotions and subsidies by wireless network operators;

         o the timing of local holidays and other events affecting consumer demand;

         o the timing of the introduction of new products by our suppliers and competitors;

         o        purchasing patterns of customers in different markets;

         o        general economic conditions; and

         o        product availability and pricing.

         Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year, largely because of gift-giving holidays. This and other seasonal factors have contributed to increases in our sales during the fourth quarter in certain markets. Conversely, we have experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter. Our operating results may continue to fluctuate significantly in the future. We believe a more accurate indicator of seasonal patterns is the number of wireless devices we handle which we report as one of our key performance indicators. If unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results. In addition, as a result of seasonal factors, interim results may not be indicative of annual results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional analysis on seasonality.

         Our continued growth depends on retaining our current key employees and attracting additional qualified personnel. -- Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Although we have entered into employment agreements with several of our officers and employees, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of executive officers or other key personnel could have a material adverse effect on us. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.

         We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees. -- We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees, including national collective labor agreements for certain of our employees who are employed outside of the United States and individual employer labor agreements. These arrangements address a number of specific issues affecting our working conditions including hiring, work time, wages and benefits, and termination of employment. We could be required to make significant payments in order to comply with these requirements. The cost of complying with these requirements may materially adversely affect our business and financial condition.

         Our labor force experiences a high rate of personnel turnover. -- Our distribution activities and integrated logistics services are labor-intensive, and we experience high personnel turnover and can be adversely affected by shortages in the available labor force in geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in net revenue, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. An increase in hourly costs, employee benefit costs, employment taxes or commission rates could have a material adverse effect on our operations. In addition, if the turnover rate among our labor force increased further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.

         We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights. -- Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold one patent relating to certain of our business methods. Concerning other business methods and software we rely on trade secret and copyright laws to protect our proprietary knowledge. We also regularly enter into non-disclosure agreements with our key employees and limit access to and distribution of our trade secrets and other proprietary information. These measures may not prove adequate to prevent misappropriation of our technology. Our competitors could also independently develop technologies that are substantially equivalent or superior to our technology, thereby eliminating one of our competitive advantages. We also have offices and conduct our operations in a wide variety of countries outside the United States. The laws of some other countries do not protect our proprietary rights to the same extent, as do laws in the United States. In addition, although we believe that our business methods and proprietary software have been developed independently and do not infringe upon the rights of others, third parties might assert infringement claims against us in the future or our business methods and software may be found to infringe upon the proprietary rights of others.

         We have significant future payment obligations pursuant to certain leases and other long-term contracts. -- We lease our office and warehouse/distribution facilities as well as certain furniture and equipment under real property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could have a material adverse effect on our operations.

         We may become subject to suits alleging medical risks associated with our wireless handsets. -- Lawsuits or claims have been filed or made against manufacturers of wireless handsets over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

         We may be unable to obtain and maintain adequate business insurance at a reasonable cost. -- Although we currently maintain general commercial and property liability insurance in amounts we believe are appropriate it has become increasingly difficult in recent years to obtain adequate insurance coverage at a reasonable cost. Our operations could be adversely affected by a loss that is not covered by insurance due to our inability in the future to obtain adequate insurance. Moreover, increasing insurance premiums would adversely affect our future operating results.

         There are amounts of our securities, which are issuable pursuant to our employee stock option, our Independent Director Stock Compensation and employee stock purchase plans which could result in dilution to existing stockholders and adversely affect the market price of our common stock. -- We have reserved a significant number of shares of common stock that may be issuable pursuant to our employee stock option, our Independent Director Stock Compensation and employee stock purchase plans. In addition, we intend to seek to obtain stockholder approval to adopt new stock incentive plans which will allow us to issue additional securities to our employees, officers, directors and certain others. These securities, when issued and outstanding, may reduce earnings per share in periods that they are considered dilutive under Generally Accepted Accounting Principles and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

         We have instituted measures to protect us against a takeover. -- Certain provisions of our By-laws, stockholders rights and option plans, certain employment agreements and the Delaware General Corporation Law are designed to protect us in the event of a takeover attempt. These provisions could prohibit or delay mergers or attempted takeovers or changes in control of us and, accordingly, may discourage attempts to acquire us.


SEGMENT AND GEOGRAPHIC FINANCIAL INFORMATION

         Financial information concerning our segments and other geographic financial information is included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under the heading "OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION" on page A-81 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

         We provide our distribution and integrated logistics services from our sales and operations centers located in various countries including Australia, Colombia, France, Germany, India, Ireland, New Zealand, Norway, the Philippines, Sweden, and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

                                           NUMBER OF           AGGREGATE          APPROXIMATE
                                         LOCATIONS (1)      SQUARE FOOTAGE       MONTHLY RENT
                                         -------------      --------------       ------------
The Americas (2)..................                 4              759,059        $    433,000
Asia-Pacific......................                 5              111,934              55,000
Europe (3) (4)....................                14              165,092             175,000
                                            --------        -------------        ------------
                                                  23            1,036,085        $    663,000
                                            ========        =============        ============

     (1) Refers to geographic areas in which we maintain facilities and considers multiple buildings located in the same area as a single geographic location.

     (2) Includes the property lease related to the Richmond, California, call center, which was consolidated into the Plainfield, Indiana, facility.

     (3) Includes retail operations in France.

     (4) Includes Ireland operation divested in February 2004.

         During 2003, we consolidated our Richmond, California, call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division, which resulted in a facility consolidation charge of $5.5 million during 2003. The operating lease for the 58,000 square foot facility in Richmond, California, expires in March of 2009 with the average base rent of approximately $90,000 per month throughout the remaining lease term. Since the announcement of the consolidation of the Richmond, California, facility, the Company has been attempting to find a sub-lessee for the property or terminate its liability.

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

         In September 2003, the Company settled the investigation of certain matters including our accounting treatment of a certain contract entered into with an insurance company conducted by the SEC. Pursuant to the settlement, the Company, without admitting or denying any of the SEC's allegations, consented to the entry of an administrative order (the "Order") to cease and desist from violations of the anti-fraud, books and records, internal controls and periodic reporting provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933. Pursuant to the terms of the Order, the Company has undertaken and agreed to cooperate fully with the SEC in any and all investigations, litigations or other proceedings relating to or arising from the matters described in the Order. The Company also paid a fine of $450,000 pursuant to an order entered in the United States District Court for the Southern District of New York. The Order alleged that the Company, through the actions of John Delaney, its former Controller and Chief Accounting Officer and Timothy Harcharik, its former Director of Risk Management, committed fraud through the purchase and use of a purported insurance policy to misrepresent the Company's losses as insured losses. The Company restated its annual financial statements for 1998, 1999, 2000 and the interim periods of 2001 on November 13, 2001 and January 31, 2002 to account for payments made under the purported insurance policy. Delaney and Phillip Bounsall, the Company's former Chief Financial Officer, also reached settlements with the SEC. During the third quarter of 2003 the fine was recorded in net other expense. The Company's Certificate of Incorporation and By-laws provide that it indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company has reimbursed certain of its former executive officers and intends to reimburse its officers and directors for their legal fees and expenses incurred in connection with certain pending litigation and regulatory matters. During 2003 and 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc., $26,606 and $93,280 in legal fees were paid on behalf of Phillip Bounsall and $1,419 and $107,739 in legal fees were paid on behalf of John Delaney.

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

         A complaint was filed on November 23, 2001 against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. An appeal by Lemelson is expected and we continue to dispute these claims and intend to defend this matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in "Equity Compensation Plans" on page 41 and in "Other Information" on page A-84 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in "Selected Financial Data" on page A-85 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth on pages A-44 to A-82 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth in the subsection "Financial Market Risk Management" of Management's Discussion and Analysis on page A-83 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth in our Consolidated Financial Statements on pages A-4 to A-43 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

         The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2003 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

         The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                                CLASS I DIRECTORS
                             (Term Expires in 2004)

                                                     PRINCIPAL OCCUPATION
        NAME OF NOMINEE             AGE                 OR EMPLOYMENT                      DIRECTOR SINCE
        ---------------             ---              --------------------                  --------------
J. Mark Howell...............       39     President of the Company                             1994
V. William Hunt..............       59     Chairman, Hunt Capital Partners, LLC                 2004
Stephen H. Simon.............       38     President and Chief Executive Officer,               1994
                                           Melvin Simon & Associates, Inc.
Todd H. Stuart...............       38     Vice President and Director of Stuart's              1997
                                           Moving and Storage, Inc.

                               CLASS II DIRECTORS
                             (Term Expires in 2005)

                                                       PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                    OR EMPLOYMENT                      DIRECTOR SINCE
        ----------------            ---                --------------------                   --------------
Robert J. Laikin.............       40     Chairman of the Board and Chief Executive               1989
                                           Officer of the Company
Robert F. Wagner.............       69     Partner of Law Firm of Lewis & Wagner                   1994
Richard W. Roedel............       54     Retired Chairman and Chief Executive Officer            2002
                                           of BDO Seidman LLP

                               CLASS III DIRECTORS
                             (Term Expires in 2006)

                                                     PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                 OR EMPLOYMENT                      DIRECTOR SINCE
        ----------------            ---              --------------------                  --------------
Catherine M. Daily...........       41     Professor, Kelley School of Business at              2002
                                           Indiana University
Eliza Hermann................       42     Vice President, Human Resources - Gas                2003
                                           Power Renewables of BP plc
Marisa E. Pratt..............       39     Vice President - Finance of Eli Lilly                2003
                                           Canada
Jerre L. Stead...............       61     Retired Chairman and Chief Executive                 2000
                                           Officer of Ingram Micro Inc.

         Set forth below is a description of the backgrounds of each of our directors and executive officers:

         Robert J. Laikin, founder of the Company, has been a director of the Company since its inception in August 1989. Mr. Laikin has been Chairman of the Board and Chief Executive Officer of the Company since January 1994. Mr. Laikin was President of the Company from June 1992 until September 1996 and Vice President and Treasurer of the Company from August 1989 until May 1992. From July 1986 to December 1987, Mr. Laikin was Vice President and, from January 1988 to February 1993, President of Century Cellular Network, Inc., a company engaged in the retail sale of cellular telephones and accessories.

         J. Mark Howell has been a director of the Company since October 1994. Mr. Howell has been President of the Company since September 1996 and Chief Operating Officer of the Company from August 1995 to April 16, 1998 and from July 16, 1998 to March 2003. He was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of the Company from July 1994 until September 1996. From July 1992 until joining the Company, Mr. Howell was Corporate Controller for ADESA Corporation, a company that owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell was an accountant with Ernst & Young LLP.

         Catherine M. Daily, has been a director of the Company since October 2002 and is currently Chairperson of the Company's Corporate Governance and Nominating Committee. Since 1997, Ms. Daily has been a Professor at the Kelley School of Business at Indiana University where she is currently the David H. Jacobs Chair of Strategic Management. Prior thereto Ms. Daily served on the faculties of Purdue University and The Ohio State University.

         V. William Hunt was appointed as a Director of the Company in February of 2004 and is a member of the Audit Committee. Mr. Hunt is Chairman, Hunt Capital Partners, LLC, a venture capital and consulting firm based in Indianapolis, and devotes a substantial amount of volunteer time to Indiana University in its economic engagement initiatives, including the Central Indiana Life Sciences Initiative now known as BioCrossroads. Until August 2001, he was the Vice Chairman and President of ArvinMeritor Inc., a global supplier of a broad range of integrated systems, modules and components for light vehicle, commercial truck, trailer and specialty original equipment manufacturers (OEMs) and related after-markets. Prior to the July 2000 merger of Arvin Inc. and Meritor Automotive Inc., Mr. Hunt was Chairman and CEO of Arvin, a global manufacturer of automotive components, including exhaust systems; ride control products and air, oil and fuel filters. Mr. Hunt joined Arvin as counsel in 1976, became Vice President, Administration; Secretary in 1982; and Executive Vice President in 1990; President in 1996; and CEO in 1998. A member of Arvin's board of directors since 1983, he was named Chairman in 1999. Before joining Arvin, Mr. Hunt practiced labor relations law in Indianapolis and served as labor counsel to TRW Automotive Worldwide.

         Eliza Hermann, has been a director of the Company since January 2003 and is currently a member of the Company's Compensation and Human Resources Committee. Since 1985, Ms. Hermann has been employed by BP plc where she serves as the Vice President Human Resources - Gas Power and Renewables and previously served as its Manager, Strategy and Business Transformation - Global Aromatics.

         Marisa E. Pratt, has been a director of the Company since January 2003 and is currently a member of the Company's Audit Committee. Since 1991, Ms. Pratt has been employed by Eli Lilly in various finance and treasury related positions. Since October of 2002, Ms. Pratt has been Vice President - Finance of Eli Lilly Canada.

         Richard W. Roedel, has been a director and Chairman of the Company's Audit Committee since October 2002 and currently is a member of the Company's Corporate Governance and Nominating Committee. Mr. Roedel is a co-founder and principal of Pinnacle Ventures LLC, which provides funding and management expertise to privately held companies. From 1999 to 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman LLP, the United States member firm of BDO International. Before becoming Chairman and Chief Executive Officer, he was the Managing Partner of BDO Seidman's New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel is a Certified Public Accountant. Mr. Roedel is a director of Take-Two Interactive Software, Inc. a manufacturer and marketer of video games, and Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer.

         Stephen H. Simon has been a director of the Company since April 1994 and is currently a member of the Company's Compensation and Human Resources Committee. Mr. Simon has been President and Chief Executive Officer of Melvin Simon & Associates, Inc., a privately-held shopping center development company, since February 1997. From December 1993 until February 1997, Mr. Simon was Director of Development for an affiliate of Simon Property Group, a publicly-held real estate investment trust. From November 1991 to December 1993, Mr. Simon was Development Manager of Melvin Simon & Associates, Inc.

         Jerre L. Stead has been a director of the Company since June 2000 and currently serves as the Company's Lead Independent Director and Chairperson of the Company's Compensation and Human Resources Committee. He is also a member of the Company's Corporate Governance and Nominating

Committee. From August 1996 to June 2000 Mr. Stead was Chairman of the Board of Ingram Micro Inc., a worldwide distributor of information technology products and services. Concurrently from August 1996 to March 2000, Mr. Stead served as the Chief Executive Officer of Ingram Micro Inc. Mr. Stead served as Chairman, President and Chief Executive Officer of Legent Corporation, a software development company from January 1995 until its sale in September 1995. From 1993 to 1994, Mr. Stead was Executive Vice President of American Telephone and Telegraph Company, a telecommunications company and Chairman and Chief Executive Officer of AT&T Global Information Solutions, a computer and communications company, formerly NCR Corp. He was President of AT&T Global Business Communications Systems, a communications company, from 1991 to 1993. Mr. Stead was Chairman, President and Chief Executive Officer from 1989 to 1991 and President from 1987 to 1989 of Square D Company, an industrial control and electrical distribution products company. In addition, he held numerous positions during a 21-year career at Honeywell. Mr. Stead is a Director of Thomas & Betts Corp., Conexant Systems, Inc., Armstrong Holdings, Inc. and Mobility Electronics, Inc.

         Todd H. Stuart has been a director of the Company since November 1997 and is currently a member of the Company's Audit Committee. Mr. Stuart has been Vice President, since May 1993, and Director of Transportation, since May 1985, of Stuart's Moving and Storage, Inc., a provider of domestic and international logistics and transportation services. Mr. Stuart is a director of National Bank of Indianapolis.

         Robert F. Wagner has been a director of the Company since April 1994 and is currently a member of the Company's Compensation and Human Resources Committee. Mr. Wagner has been engaged in the practice of law with the firm of Lewis & Wagner since 1973.

         Frank Terence, age 45, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 2002. From August 2001 through April 2002, Mr. Terence was the Chief Financial Officer of Velocitel, LLC, a wireless telecommunications infrastructure company. From January 2000 through January 2001, Mr. Terence was Chief Financial Officer of eTranslate, Inc., web services company. From October 1994 through December 1999, Mr. Terence was employed in various financial positions by Ingram Micro, Inc., a technology distribution company, which included Vice President and Chief Financial Officer of its Frameworks Division and Vice President and Chief Financial Officer for its Latin America Division. From 1990 to 1994, he held regional controllerships and financial management roles for Borland International, a software development company. From 1983 to 1990, he held various financial roles with NCR, Rockwell International and PepsiCo. Mr. Terence is a Certified Management Accountant.

         Steven E. Fivel, age 43, has been Executive Vice President, General Counsel and Secretary of the Company since January 1997. From December 1993 until January 1997, Mr. Fivel was an attorney with an affiliate of Simon Property Group, a publicly-held real estate investment trust. From February 1988 to December 1993, Mr. Fivel was an attorney with Melvin Simon & Associates, Inc., a privately-held shopping center development company.

         Lisa M. Kelley, age 37, has been Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company since July 2003. Ms. Kelley was formerly with Plexus Corp., a provider of product realization services to original equipment manufacturers. During her tenure with

Plexus from 1992 to June 2003, she held several financial positions including VP-Corporate Development, VP-Finance, Corporate Controller and Treasurer. From 1986 to 1992, Ms. Kelley held various financial positions with Virchow Krause & Company LLP, a Midwest certified public accounting firm. Ms. Kelley is a Certified Public Accountant and a Certified Management Accountant.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Hunt, Roedel (chairperson) and Stuart and Ms. Pratt, each of whom is "independent" as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and under applicable NASDAQ Marketplace Rules. Our Board of Directors has determined that Mr. Roedel is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K.

CODE OF BUSINESS CONDUCT

         We have adopted a Code of Business Conduct that applies to our employees, including our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of our Code of Business Conduct are available on our website (www.brightpoint.com) and are also available without charge upon written request directed to Investor Relations, Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168. If we make changes to our Code of Business Conduct in any material respect or waive any provision of the Code of Business Conduct for any of our senior financial officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our corporate website, www.brightpoint.com, or by other appropriate means as required by applicable rules of the United States Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that all required reports were filed on a timely basis, with the following exceptions: Mr. Howell filing a late Form 4 with respect to two sales aggregating 5,527 shares of our common stock made by a family educational trust and; Mr. Anthony Boor, the Americas division CFO, filing a late Form 4 with respect to a sale of 399 shares made through our Employee Stock Purchase Plan.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer and for each of our other executive officers (not including the Chief Executive Officer) whose total individual compensation exceeded $100,000 for our fiscal year ended December 31, 2003 (the "Named Executives").

                                                                                                     Long-Term
                                                               Annual Compensation                  Compensation
                                                    -----------------------------------------       ------------
                                                                                                       Awards
                                                                                                    ------------
                                                                                 Other Annual        Securities
                                                                                 Compensation        Underlying       All Other
Name and Principal Position              Year        Salary          Bonus            (1)            Options (2)     Compensation
---------------------------              ----       ---------       ---------    ------------       ------------     ------------
Robert J. Laikin                         2003       $ 600,000       $ 600,000    $     6,000               --           $   420
Chairman of the Board and                2002         450,000         225 000          5,500          298,927                --
Chief Executive Officer                  2001         450,000              --         88,550           44,996                --

J. Mark Howell                           2003       $ 400,000       $ 300,000    $     3,000               --           $   378
President                                2002         325,000         162,500          5,500          177,855               537
                                         2001         325,000              --         76,050           35,353               528

Frank Terence (3)                        2003       $ 350,000       $ 262,500    $     3,500               --           $   420
Executive Vice President, Chief          2002         181,278          97,994        182,578(5)       241,070               400
Financial Officer and Treasurer          2001              --              --             --               --                --

Steven E. Fivel                          2003       $ 325,000       $ 243,750    $     5,188               --           $   420
Executive Vice President, General        2002         275,000         137,500          5,500          138,213               597
Counsel and Secretary                    2001         225,000              --         36,300           24,103               528

Lisa M Kelley (4)                        2003       $ 100,000      $   75,000     $   11,287(6)        22,500           $   378
Senior Vice President, Chief             2002              --              --             --               --                --
Accounting Officer and Controller        2001              --              --             --               --                --


(1) Except as otherwise noted below, represents our matching contributions to the respective employees 401(k) accounts and includes immaterial refunds of less than $5,000 per year from the 401(k) Plan paid in 2004, 2003 and 2002, relating to ERISA compliance testing for the years 2003, 2002 and 2001. Also includes payments received by the executive officers named above pursuant to the offer to exchange certain stock options that we made to our employees and directors during 2001.

(2) All option amounts and exercise prices have been adjusted to give retroactive effect to a one for seven reverse split of our Common Stock effected in June 2002 and the three for two stock splits of our Common Stock effected in August and October of 2003.

(3)      Mr. Terence joined the Company in April 2002.

(4)      Ms. Kelley joined the Company in July 2003.

(5) Represents amounts paid for Mr. Terence's moving and relocation costs during 2002.

(6) Represents amounts paid for Ms. Kelley's moving and relocation costs during 2003.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information with respect to individual stock options granted during fiscal 2003:

                                                                                                 POTENTIAL REALIZABLE VALUE
                                               % OF TOTAL                                         AT ASSUMED ANNUAL RATES
                                                OPTIONS                                                OF STOCK PRICE
                                 SHARES        GRANTED TO                                         APPRECIATION FOR OPTION
                                UNDERLYING     EMPLOYEES        EXERCISE                                TERM ($) (2)
                                 OPTIONS       IN FISCAL         PRICE     EXPIRATION            --------------------------
           NAME                 GRANTED (1)       YEAR           ($/SH)       DATE                  5%               10%
           ----                 -----------    ----------       --------   ------------          --------         ---------
Lisa M. Kelley............        22,500            22%          $5.367    July 1, 2008          $ 33,363         $ 73,724

(1) The options were granted under our 1994 Stock Option Plan. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date of grant.

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning each exercise of stock options by each of the Named Executives during the fiscal year ended December 31, 2003 and the value of unexercised stock options held by the Named Executives as of December 31, 2003:

                                                               NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS AT
                                SHARES                      OPTIONS AT DECEMBER 31, 2003              DECEMBER 31, 2003 (1)
                             ACQUIRED ON       VALUE       -------------------------------       -----------------------------
NAME                           EXERCISE      REALIZED      EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----                         -----------    ----------     -----------       -------------       -----------     -------------
Robert J. Laikin.........      193,929      $2,437,137              --         214,278           $     --        $ 2,796,951
J. Mark Howell...........      340,531       2,102,735          23,571         130,352            122,498          1,693,630
Frank Terence............       80,358       1,422,480              --         160,712                 --          2,308,765
Steven E. Fivel..........       84,640       1,094,600          20,088         100,176                 --          1,293,139
Lisa M. Kelley...........           --              --              --          22,500                 --            267,368

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock.

DIRECTOR COMPENSATION

         For the fiscal year ended December 31, 2003, non-employee directors received annual cash compensation of $50,000 for services rendered in their capacity as Board members. In addition, the lead independent director, the Corporate Governance and Nominating Committee chairperson and Audit Committee chairperson received $50,000, $10,000 and $10,000 for services rendered in those roles. Members of the Audit Committee received annual payments of $10,000, for services rendered in their capacity as committee members.

         In 2003 we adopted and shareholders approved an Independent Director Stock Compensation Plan (the "Director Stock Compensation Plan") pursuant to which 900,000 shares of Common Stock are reserved for issuance to non-employee directors. Pursuant to Director Stock Compensation Plan, subject to the satisfaction of certain conditions, 30% of our Independent Director's annual board compensation (but not committee compensation) will be paid in the form shares of our restricted Common Stock. No shares were issued under the Director Stock Compensation Plan in 2003.

         We have adopted a Non-Employee Director Stock Option Plan (the "Director Plan") pursuant to which 301,338 shares of Common Stock are reserved for issuance to non-employee directors, of which 113,308 are available for grant as of December 31, 2003. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 2,000 shares of Common Stock upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 571 shares. Effective as of December 31, 2002, the Board determined to suspend all future grants of options under the Director Plan. All of the options that were granted under the Director Plan were granted at fair market value on the date of grant and are exercisable as to all of the shares covered thereby commencing one year from the date of grant.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         We have entered into five-year "evergreen" employment agreements with each of Messrs. Laikin and Howell, which are automatically renewable for successive one-year periods and provide for an annual base compensation of $670,000 and $410,000 respectively, and such bonuses as the Board of Directors may from time to time determine. If we provide the employee with notice that we desire to terminate the agreement or terminate the agreement without cause, there is a final five-year term commencing on the date of such notice. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter. The employment agreements also provide that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive severance pay equal to the highest of (a) $2,250,000 for Mr. Laikin and $1,625,000 for Mr. Howell or (b) five times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination. If after or as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, the employee will be entitled to receive severance pay equal to ten times the total compensation (including salary, bonus, the value of all perquisites and the value of all stock options granted to the employee) received from us during the twelve months prior to the date of termination. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable. For purposes of such agreements, a "change of control" shall be deemed to occur, unless previously consented to in writing by the respective employee, upon (i) individuals who constituted our then current Board of Directors ceasing to constitute a majority of the Board of Directors, (ii) subject to certain specified exceptions, the acquisition of beneficial ownership of 15% or more of our voting securities by any person or entity not affiliated with the respective employee or us, (iii) the commencement of a proxy contest against management for the election of a majority of our Board of Directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities, (iv) the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the respective employee or us, or (v) our complete liquidation or dissolution.

         In addition, we have entered into a three-year "evergreen" employment agreement with Mr. Fivel, which is automatically renewable for successive one-year periods and provides for an annual base compensation of $335,000, and such bonuses as the Board of Directors may from time to time determine. If we provide the employee with notice that we desire to terminate the agreement without cause, there is a final three-year term commencing on the date of such notice. The agreement provides otherwise for substantially the same terms as the employment agreements described above, except that if the employee's employment is terminated by the employee, without Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive the highest of (a) $825,000 or (b) three times the total compensation (including salary, bonus and the value of all perquisites ) received from us during the twelve months prior to the date of termination. If after or as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, the employee will be entitled to receive severance pay equal to six times the compensation (including, salary, bonus, and the value of all perquisites and the value of all stock options granted to the employee) received or earned from us during the twelve months prior to the date of termination. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable.

         We have also entered into a three-year "evergreen" employment agreement with Mr. Terence on April 22, 2002, which is automatically renewable for successive one-year periods and provides for an annual base compensation of $410,000 and such bonuses as the Board of Directors may from time to time determine. The employment agreement provides for employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter. The employment agreement also provides that if the employee's employment is terminated by the employee, without

Good Reason, as defined, within 12 months after a "change of control," or if prior to and not as a result of a change of control, the employee's employment is terminated either by the employee for Good Reason or by us other than for disability or Cause, as defined, the employee will be entitled to receive severance pay equal to three times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination. For purposes of such agreement, a "change of control" shall be deemed to occur, unless previously consented to in writing by the employee, upon (i) individuals who constituted our then current Board of Directors ceasing to constitute a majority of the Board of Directors,
(ii) subject to certain specified exceptions, the acquisition of beneficial ownership of 15% or more of our voting securities by any person or entity not affiliated with the respective employee or us, (iii) the commencement of a proxy contest against management for the election of a majority of our Board of Directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities, (iv) the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the respective employee or us, or (v) our complete liquidation or dissolution. In addition, (a) upon the occurrence of a change of control, (b) if in breach of the agreement, we terminate the employee's employment other than for disability or Cause, or (c) if the employee terminates his employment for Good Reason at any time, the vesting of all options granted to the employee will be accelerated so that the options become immediately exercisable.

         We have also entered into a one-year "evergreen" employment agreement with Ms. Kelley on June 9, 2003, which is automatically renewable for successive one-year periods and provides for an annual base compensation of $200,000, subject to any increase at the Company's discretion. She is also entitled to such other discretionary cash bonuses and other compensation as the Company may from time to time determine, provided that any discretionary bonus cannot exceed 50% of her base compensation. The employment agreement provides for employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of one year thereafter. The employment agreement also allows the employee to terminate the agreement upon at least thirty (30) days prior written notice and provides that if the employee's employment is terminated by the employer other than due to death, disability or for Cause, as defined, the employee shall be entitled to receive severance pay equal to 12 months of her annual base salary, any earned but unpaid bonus and reimbursement of certain business expenses. Moreover, upon a "change of control," if the employee's employment is terminated by us other than for death, disability or Cause, as defined, the employee will be entitled to an acceleration of the vesting of any unvested stock options held by her, which shall then remain exercisable for not less than 180 days. For purposes of such agreement, a "change of control" shall be deemed to occur, unless previously consented to in writing by the employee, upon (i) individuals who constituted our then current Board of Directors ceasing to constitute a majority of the Board of Directors, (ii) subject to certain specified exceptions, the acquisition of beneficial ownership of 15% or more of our voting securities by any person or entity not affiliated with the respective employee or us, (iii) the commencement of a proxy contest against management for the election of a majority of our Board of Directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities, (iv) the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the employee or us, or (v) our complete liquidation or dissolution.

         In connection with the termination of the employment of our former Executive Vice President and Chief Financial Officer, Phillip Bounsall, we previously entered into a separation and general release agreement with Mr. Bounsall pursuant to which we paid Mr. Bounsall a severance payment in the aggregate amount of $1 million of which $500,000 was paid to Mr. Bounsall on the date of execution of the severance agreement and the balance of $500,000 was placed in escrow during 2002 and released to him in January of 2003. In addition, pursuant to the separation and general release agreement with Mr. Bounsall, the vesting of certain options to purchase our Common Stock was accelerated. All of the options that were accelerated expire on April 22, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We have a Compensation and Human Resources Committee of the Board of Directors comprised of three Independent Directors (as defined in our Corporate Governance Principles and NASDAQ Rules) and currently consisting of Mr. Stead (Chairperson), Mr. Simon and Ms. Hermann. Decisions as to executive compensation are currently made by the Compensation and Human Resources Committee. During 2002, prior to the adoption of our Compensation and Human Resources Committee Charter, executive compensation was determined by the Board of Directors, primarily upon the recommendation of our prior Compensation Committee. The Board of Directors, which includes Messrs. Laikin and Howell, has not modified or rejected any recommendations of the Compensation Committee as to the compensation of our executive officers. During the fiscal year ended December 31, 2003, none of our executive officers have served on the board of directors or the compensation committee of any other entity whose officers serves on our Board of Directors or our Compensation and Human Resources Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 27, 2004, based on information obtained from the persons named below, (i) by each person known by us to own beneficially more than five percent of our Common Stock, (ii) by each of the Named Executives, (iii) by each of our directors, and (iv) by all of our executive officers and directors as a group:

                                                                         AMOUNT AND
                                                                          NATURE OF                  PERCENTAGE OF
                                                                          BENEFICIAL                   OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                OWNERSHIP (2)                 SHARES OWNED
----------------------------------------                                -------------                -------------
Batterymarch Financial Management, Inc. (3)                                 1,638,263                      8.5
Timothy S. Durham (4)................................................       1,094,290                      5.6
Robert J. Laikin (5).................................................         139,637                       *
J. Mark Howell (6)...................................................          73,875                       *
Frank Terence (7)....................................................          48,213                       *
Steven E. Fivel (8)..................................................          39,603                       *
Jerre L. Stead (9)...................................................          32,532                       *
Richard W. Roedel (10)...............................................          23,500                       *
Robert F. Wagner (11)................................................           9,220                       *
Stephen H. Simon (12)................................................           6,459                       *
Todd H. Stuart (13)..................................................           5,570                       *
Catherine M. Daily (14)..............................................           5,000                       *
Marisa K. Pratt (15).................................................              31                       *
Eliza Hermann .......................................................               -                       *
Lisa M. Kelley (16)..................................................               -                       *
V. William Hunt .....................................................               -                       *
All executive officers and directors
as a group (fourteen persons) (17)...................................         383,640                      2.0

----------------------
*     Less than 1%.

(1) The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 27, 2004 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 27, 2004 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Based solely on a Schedule 13G filed with the United States Securities and Exchange Commission by Batterymarch Financial Management, Inc. The address of Batterymarch Financial Management, Inc. is 200 Clarendon Street, Boston, MA 02116.

(4) Based solely on a joint Schedule 13D filed with the United States Securities and Exchange Commission by Timothy S. Durham, Diamond Investments, LLC, Henri B. Najem, Jr., Shelley Najem, Jeffrey Osler, Neil Lucas, James F. Cochran, Jonathon B. Swain, Dr. Charles Durham, Mitza Durham and Shannon Frantz. The address of Mr. Durham is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(5) Includes 39,636 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes 100,000 shares owned by Mr. Laikin. Includes 1 share allocated from the Brightpoint, Inc. 1999 Employee Stock Purchase Plan ("ESPP"). Does not include options to purchase 274,642 shares.

(6) Includes 57,138 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes 16,498 shares owned by J. Mark Howell and 239 shares allocated from the 401(k). Does not include options to purchase 146,785 shares.

(7) Includes 32,142 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes 8,037 shares owned by Mr. Terence and 8,034 shares held by the Frank Terence and Katrina Marie Terence Trust of October 31, 2001. Mr. Terence and his spouse are trustees of this trust, which is for the benefit of his minor child. Does not include options to purchase 178,570 shares.

(8) Includes 36,693 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes 2,569 shares owned by Mr. Fivel. Includes 217 shares allocated from the ESPP and 124 shares allocated from the 401(k). Does not include options to purchase 133,571 shares.

(9) Includes (i) 29,250 shares beneficially owned by Mr. Stead, which shares are owned of record by JMJS Group LLP, and (ii) 3,282 shares underlying options, which are exercisable within 60 days of February 27, 2004. Does not include options to purchase 357 shares.

(10) Includes 22,500 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes 1,000 shares owned by Mr. Roedel.

(11) Includes 1,142 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes (i) 8,000 shares held by Robert
         F. Wagner and Patricia D. Wagner and (ii) 78 shares held in a joint account by Mr. Wagner and his emancipated son, of which shares Mr. Wagner disclaims beneficial ownership. Does not include options to purchase 1,142 shares.

(12) Includes (i) 1,607 shares owned by Mr. Simon and (ii) 4,852 shares underlying options, which are exercisable within 60 days of February 27, 2004. Does not include options to purchase 1,142 shares.

(13) Includes 1,142 shares underlying options, which are exercisable within 60 days of February 27, 2004. Includes (i) 4,428 shares owned by Mr. Stuart. Does not include options to purchase 1,142 shares.

(14)     Includes 5,000 shares owned by Ms. Daily.

(15)     Represents 31 shares owned by Ms. Pratt.

(16)     Does not include options to purchase 42,500 shares.

(17) Includes an aggregate of 198,527 shares underlying options, which are exercisable within 60 days of February 27, 2004, including those listed in notes (5) through (16), above. Does not include options to purchase an aggregate of 779,851 shares.

EQUITY COMPENSATION PLANS

                                                                                                   Number of securities
                                                                                                  remaining available for
                                                Number of securities to     Weighted-average       issuance under equity
                                                be issued upon exercise    exercise price of        compensation plans,
                                                of outstanding options    outstanding options       excluding securities
                                                      and rights               and rights          reflected in column (a)
   Plan Category                                          (a)                     (b)                       (c)
   -------------                                -----------------------   -------------------     ------------------------
   Independent Director Stock Compensation
   Plan                                                                                                         900,000

   Equity compensation plans approved by
   security holders: (1994 Stock Option Plan
   and Non-Employee Director Stock Option
   Plan)                                                1,043,762                   $7.76                       402,152

   Equity compensation plans not approved by
   security holders (1): (1996 Stock Option
   Plan)                                                  467,149                   $5.32                       283,511
                                                        ---------                   -----                     ---------
   Total                                                1,510,911                   $7.00                     1,585,663
                                                        =========                   =====                     =========

     (1) Represents the aggregate number of shares of common stock issuable upon exercise of arrangements with option holders granted under our 1996 Stock Option Plan. These options are 5 to 10 years in duration, expire at various dates between April 22, 2004 and November 14, 2012, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 14 to the Consolidated Financial Statements for a description of the 1996 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We utilize the services of a third party for the purchase of corporate gifts, promotional items and standard personalized stationery. Mrs. Judy Laikin, the mother of Robert J. Laikin, our Chief Executive Officer, was the owner of this third party until June 1, 2000 and is an independent consultant to this third party. We purchased approximately $63,321 and $91,382 of services and products from this third party during 2003 and 2002. We believe that these purchases were made on terms no less favorable to us than we could have obtained from an unrelated party.

         During the fiscal year ended December 31, 2003 we paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $225,415 in service fees and certain insurance premiums, which premiums were forwarded to our respective insurance carriers.

         The Company's Certificate of Incorporation and By-laws provide that it indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company has reimbursed certain of its former executive officers and intends to reimburse its officers and directors for their legal fees and expenses incurred in connection with certain pending litigation and regulatory matters. During 2003 and 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc., $26,606 and $93,280 in legal fees was paid on behalf of Phillip Bounsall and $1,419 and $107,739 in legal fees was paid on behalf of John Delaney.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Audit Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, the review of the financial statements included in the Company's Forms 10-Q for 2003 and 2002 and statutory audits of foreign subsidiaries totaled $1,041,515 and $980,810, respectively.

         Audit-Related Fees. The aggregate fees for assurance and related services by Ernst & Young LLP that are related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2003 and 2002, and are not disclosed in the paragraph captions "Audit Fees" above, were $53,820 and $27,500, respectively. The services performed by Ernst & Young LLP in connection with these fees consisted of employee benefit plan audits and internal controls consultation.

         Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, for the years ended December 31, 2003 and 2002, were $281,200 and $189,200, respectively. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2003 and 2002, were $215,050 and $140,300, respectively. The services performed by Ernst & Young LLP in connection with these advisory and planning fees consisted of the following: tax audits and consultation regarding various tax issues.

         All Other Fees. There were no fees for products and services by Ernst & Young LLP, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2003 and 2002.

         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young LLP in 2003. The Audit Committee's pre-approval policy is as follows: Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Audit Committee has designated the Vice President of Internal Audit to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance with this policy. The Vice President of Internal Audit will report to the Audit Committee on a periodic basis on the results of its monitoring. The Vice President of Internal Audit and management will immediately report to the chairman of the Audit Committee any breach of this policy that comes to the attention of the Vice President of Internal Audit or any member of management. The Audit Committee will also review the internal auditor's annual internal audit plan to determine that the plan provides for the monitoring of the independent auditor's services. Pursuant to these procedures the Audit Committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young LLP in 2003.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON
FORM 8-K.

(a)(1) The following financial statements and information are filed as a part of our report commencing on page A-1:

            Report of Independent Auditors

            Consolidated Statements of Operations for the Years Ended December
                31, 2003, 2002 and 2001

            Consolidated Balance Sheets as of December 31, 2003 and 2002

            Consolidated Statements of Stockholders' Equity for the Years Ended
                December 31, 2001, 2002 and 2003

            Consolidated Statements of Cash Flows for the Years Ended December
                31, 2003, 2002 and 2001

            Notes to the Consolidated Financial Statements


(a)(2) The following financial statement schedule for the year ended December 31, 2003, is submitted herewith:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits

         EXHIBIT
         NUMBER   DESCRIPTION

         2.1 Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd and Chinatron Group Holdings Limited Dated October 1, 2001 (18)

         2.1.1 Amendment dated January 18, 2002 to Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd. and Chinatron Group Holding Limited dated October 1, 2001
                  (18)

         2.2 Shareholders agreement between Brightpoint India Private Limited, Brightpoint Holdings B.V., and Persequor Limited dated November 1, 2003 (25)

         2.3 Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004 (25)

         3.1 Certificate of Incorporation of the Company, as amended through 1992 (5)

         EXHIBIT
         NUMBER   DESCRIPTION

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

         10.6 Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

         10.7 Amended and Restated Employment Agreement between the Company and Phillip A. Bounsall dated July 1, 1999 (10)*

         10.8 Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (10)*

         10.9 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer Trust Company, as Rights Agent (3)

         10.10 Lease Agreement between the Company and DP Operating Partnership, L.P., dated as of December 23, 1998 (25)

         10.11 Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998 (7)

         10.12 Form of Indemnification Agreement of certain officers and directors (12)

         10.13 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999 (8)

         10.14 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999 (13)*

         EXHIBIT
         NUMBER   DESCRIPTION

         10.15 Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (13)*

         10.16 Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (13)*

         10.17 Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000 (13)

         10.18 Amendment dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (17)*

         10.19 Distributor Agreement dated October 29, 2001 between Nokia Inc. and Brightpoint North America L.P. (17)**

         10.20    Brightpoint, Inc. 401(k) Plan (2001 Restatement) (17)

         10.21 Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2001 (17)

         10.22 Separation and General Release Agreement between the Company and Phillip A. Bounsall (18)

         10.23 Employment Agreement between the Company and Frank Terence dated April 22, 2002 (18)*

         10.24 Credit Agreement dated as of October 31, 2001 (as amended) among Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation (15)

         10.25 Amendment No. 2 dated September 27, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (19)

         10.26 Amendment No. 3 dated December 13, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (20)

         10.27 Amendment dated December 19, 2002 to distribution agreement dated October 29, 2001 between Brightpoint North America L.P. and Nokia Inc. (21)**

         EXHIBIT
         NUMBER   DESCRIPTION

         10.28 Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (21)*

         10.29 Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (21)*

         10.30 Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (21)*

         10.31 Amendment dated January 1, 2003 to the Employment Agreement between the Company and Frank Terence dated April 22, 2002
                  (21)*

         10.32 Credit Agreement dated December 24, 2002 between Brightpoint Australia Pty Limited, Advanced Portable Technologies Limited and GE Commercial Finance (21)

         10.33 Agreement dated June 6, 2002 between the Company and Chanin Capital Partners (21)

         10.34 Amendment dated July 8, 2002 to the Agreement between the Company and Chanin Capital Partners dated June 6, 2002 (21)

         10.35    Brightpoint, Inc. 401(k) Plan, effective October 1, 2002 (21)

         10.36 Amendment No. 4 dated December 13, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (22)

         10.37 Amendment No. 5 dated December 13, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (23)

         10.38 Indemnification Agreement between Brightpoint and Mr. Frank Terence dated July 29, 2003 (24)

         10.39 Amendment No. 6 dated November 3, 2003 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (25)

         10.40 Credit Agreement dated as of November 28, 2003 between Brightpoint New Zealand Limited and GE Capital (NZ) Limited
                  (25)

         EXHIBIT
         NUMBER   DESCRIPTION

         10.41 Amendment No. 2 dated December 31, 2003 to Distributor Agreement between Brightpoint North America, L.P. and Nokia, Inc.***

         10.42 Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (25)*

         10.43 Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (25)*

         10.44 Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Frank Terence dated April 22, 2002 (25)*

         10.45 Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (25)*

         10.46 Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004 (25)

         10.47 Employment Agreement between the Company and Lisa M. Kelley dated June 9, 2003 (25)*

         21       Subsidiaries (25)

         23       Consent of Independent Auditors (16)

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing
                  Section 302 of the Sarbanes-Oxley Act of 2002 (25)

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing
                  Section 302 of the Sarbanes-Oxley Act of 2002 (25)

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (25)

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

         99.1     Cautionary Statements (25)

         Footnotes

         (1) Incorporated by reference to the applicable exhibit filed with the Company's Registration Statement (33-75148) effective April 7, 1994.

         (2) Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

         (12) Incorporated by reference to the applicable exhibit filed with the Company's Form 10-K for the year ended December 31, 1999.

         (13) Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 2000.

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

         (21) Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002

         (22) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

         (23) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

         (24) Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

         (25)     Filed herewith

               * Denotes management compensation plan or arrangement.

               ** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

               *** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.


(b)   Reports on Form 8-K:

      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BRIGHTPOINT, INC.

Date: March 9, 2004                    /s/Robert J. Laikin
                               -------------------------------------------------
                               By: Robert J. Laikin
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                  TITLE                                                                   DATE
---------                                  -----                                                                   ----
/s/ Robert J. Laikin                       Chairman of the Board                                                   March 9, 2004
---------------------------------          Chief Executive Officer and Director (Principal Executive Officer)
Robert J. Laikin

/s/ J. Mark Howell                         President and                                                           March 9, 2004
---------------------------------          Director
J. Mark Howell

/s/ Frank Terence                          Executive Vice President, Chief Financial                               March 9, 2004
---------------------------------          Officer and Treasurer (Principal Financial Officer)
Frank Terence

/s/ Lisa M. Kelley                         Senior Vice President and Corporate Controller                          March 9, 2004
---------------------------------          (Principal Accounting Officer)
Lisa M. Kelley

/s/ Catherine M. Daily                     Director                                                                March 9, 2004
---------------------------------
Catherine M. Daily

/s/ Eliza Hermann                          Director                                                                March 9, 2004
---------------------------------
Eliza Hermann

/s/ V. William Hunt                        Director                                                                March 9, 2004
---------------------------------
V. William Hunt

/s/ Marisa E. Pratt                        Director                                                                March 9, 2004
---------------------------------
Marisa E. Pratt

/s/ Richard W. Roedel                      Director                                                                March 9, 2004
---------------------------------
Richard W. Roedel

/s/ Stephen H. Simon                       Director                                                                March 9, 2004
---------------------------------
Stephen H. Simon

/s/ Jerre L. Stead                         Director                                                                March 9, 2004
---------------------------------
Jerre L. Stead

/s/ Todd H. Stuart                         Director                                                                March 9, 2004
---------------------------------
Todd H. Stuart

/s/ Robert F. Wagner                       Director                                                                March 9, 2004
---------------------------------
Robert F. Wagner

FINANCIAL INFORMATION                                                 APPENDIX A

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Report of Independent Auditors...............................................A-2
Management's Responsibility for Financial Statements.........................A-3
Consolidated Statements of Operations........................................A-4
Consolidated Balance Sheets..................................................A-5
Consolidated Statements of Cash Flows........................................A-6
Consolidated Statements of Stockholders' Equity..............................A-7
Notes to Consolidated Financial Statements...................................A-8
Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................................A-44
Operating Segments...........................................................A-81
Future Operating Results.....................................................A-82
Financial Market Risk Management.............................................A-83
Other Information............................................................A-84

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively, on January 1, 2002. As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", on January 1, 2003.

                                                           /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 23, 2004, except for Note 18,
as to which the date is February 19, 2004

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

The Board of Directors has appointed an Audit Committee whose current four members are not employees of the Company. The Board of Directors has also adopted a written charter that establishes the roles and responsibilities of the Audit Committee. Pursuant to its charter, the Audit Committee meets with certain members of management, internal audit and the independent auditors to review the results of their work and satisfy itself that their responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have discussions with the Audit Committee regarding appropriate matters, with and without management present.

/s/ ROBERT J. LAIKIN                /s/ FRANK TERENCE                               /s/ LISA M. KELLEY
Robert J. Laikin                    Frank Terence                                   Lisa M. Kelley
Chairman of the Board and           Executive Vice President,                       Senior Vice President and
Chief Executive Officer             Chief Financial Officer and Treasurer           Chief Accounting Officer


BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                           YEAR ENDED DECEMBER 31
                                                                               ---------------------------------------------
                                                                                   2003             2002             2001
                                                                               -----------      -----------      -----------
Revenue
   Distribution revenue                                                        $ 1,573,500      $ 1,089,534      $ 1,107,802
   Integrated logistics services revenue                                           226,874          186,533          155,898
                                                                               -----------      -----------      -----------
Total revenue                                                                    1,800,374        1,276,067        1,263,700

Cost of revenue
   Cost of distribution revenue                                                  1,519,128        1,060,218        1,067,880
   Cost of integrated logistics services revenue                                   181,023          143,855          122,045
                                                                               -----------      -----------      -----------
Total cost of revenue                                                            1,700,151        1,204,073        1,189,925
                                                                               -----------      -----------      -----------

Gross profit                                                                       100,223           71,994           73,775

Selling, general and administrative expenses                                        73,867           71,247           66,396
Facility consolidation charge                                                        5,461               --              605
                                                                               -----------      -----------      -----------
Operating income from continuing operations                                         20,895              747            6,774

Interest expense                                                                     1,146            5,899            8,170
Impairment loss on long-term investment                                                 --            8,305               --
Loss (gain) on debt extinguishment                                                     365          (44,378)          (7,167)
Other expenses                                                                       2,488            1,936              131
                                                                               -----------      -----------      -----------
Income from continuing operations before income taxes                               16,896           28,985            5,640

Income tax expense                                                                   3,965           15,180            2,542
                                                                               -----------      -----------      -----------
Income from continuing operations before minority interest                          12,931           13,805            3,098

Minority interest                                                                      (24)              --               --
                                                                               -----------      -----------      -----------

Income from continuing operations                                                   12,955           13,805            3,098

Discontinued operations:
     Loss from discontinued operations                                                (698)         (12,861)         (22,098)
     Loss on disposal of discontinued operations                                      (528)          (2,617)         (34,301)
                                                                               -----------      -----------      -----------
Total discontinued operations                                                       (1,226)         (15,478)         (56,399)

Income (loss) before cumulative effect of a change in accounting principle          11,729           (1,673)         (53,301)

Cumulative effect of a change in accounting principle, net of tax                       --          (40,748)              --
                                                                               -----------      -----------      -----------

Net income (loss)                                                              $    11,729      $   (42,421)     $   (53,301)
                                                                               ===========      ===========      ===========

Basic per share:
     Income from continuing operations                                         $      0.71      $      0.77      $      0.17
     Discontinued operations                                                         (0.07)           (0.86)           (3.14)
     Cumulative effect of a change in accounting principle, net of tax                  --            (2.26)              --
                                                                               -----------      -----------      -----------
     Net income (loss)                                                         $      0.64      $     (2.35)     $     (2.97)
                                                                               ===========      ===========      ===========

Diluted per share:
     Income from continuing operations                                         $      0.68      $      0.77      $      0.17
     Discontinued operations                                                         (0.06)           (0.86)           (3.14)
     Cumulative effect of a change in accounting principle, net of tax                  --            (2.26)              --
                                                                               -----------      -----------      -----------
     Net income (loss)                                                         $      0.62      $     (2.35)     $     (2.97)
                                                                               ===========      ===========      ===========

Weighted average common shares outstanding:
     Basic                                                                          18,170           17,996           17,940
                                                                               ===========      ===========      ===========
     Diluted                                                                        19,002           18,019           17,941
                                                                               ===========      ===========      ===========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                  DECEMBER 31
                                                           -------------------------
                                                              2003           2002
                                                           ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                             $  98,879      $  43,798
     Pledged cash                                             22,042         14,734
     Accounts receivable (less allowance for doubtful
       accounts of $7,683 in 2003 and $13,948 in 2002)       132,944        111,771
     Inventories                                             108,665         73,472
     Contract financing receivable                            10,838         16,960
     Other current assets                                     13,083         12,867
                                                           ---------      ---------
Total current assets                                         386,451        273,602

Property and equipment, net                                   29,566         35,696
Goodwill and other intangibles, net                           19,340         14,153
Other assets                                                   9,333         12,851
                                                           ---------      ---------

Total assets                                               $ 444,690      $ 336,302
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $ 204,242      $ 129,621
     Accrued expenses                                         60,960         48,816
     Unfunded portion of contract financing receivable        15,697         22,102
     Lines of credit                                          16,207         10,103
     Convertible notes                                            --         12,017
                                                           ---------      ---------
Total current liabilities                                    297,106        222,659
                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                 --             --

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                --             --
     Common stock, $0.01 par value: 100,000 shares
       authorized; 19,262 and 18,048 issued and
       outstanding in 2003 and 2002, respectively                193            180
     Additional paid-in capital                              227,338        214,524
     Retained earnings (deficit)                             (77,738)       (89,467)
     Accumulated other comprehensive loss                     (2,209)       (11,594)
                                                           ---------      ---------
Total stockholders' equity                                   147,584        113,643
                                                           ---------      ---------

Total liabilities and stockholders' equity                 $ 444,690      $ 336,302
                                                           =========      =========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31
                                                                           ------------------------------------
                                                                             2003          2002          2001
                                                                           --------      --------      --------
OPERATING ACTIVITIES
Net income (loss)                                                          $ 11,729      $(42,421)     $(53,301)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                           12,733        12,431        12,039
     Amortization of debt discount                                               33         3,709         5,182
     Facility consolidation charge                                            5,461            --           605
     Restricted cash requirements                                            (2,308)        1,923       (16,657)
     Change in deferred taxes                                                 2,010        12,852        (6,478)
     Discontinued operations                                                  1,226        15,478        56,399
     Net cash used by discontinued operations                                  (793)       (8,517)      (11,695)
     Income tax benefits from exercise of stock options                         445            --            --
     Gain (loss) on debt extinguishment                                         365       (44,378)       (7,167)
     Minority interest                                                           24            --            --
     Cumulative effect of a change in accounting principle, net of
       tax                                                                       --        40,748            --
     Impairment loss on long-term investment                                     --         8,305            --
     Changes in operating assets and
       liabilities, net of effects from acquisitions and divestitures:
         Accounts receivable                                                 (4,306)       70,068        13,981
         Inventories                                                        (27,575)       53,888        77,912
         Other operating assets                                                 806        17,450         4,307
         Accounts payable and accrued expenses                               55,677       (71,415)      (24,488)
                                                                           --------      --------      --------
Net cash provided by operating activities                                    55,527        70,121        50,639

INVESTING ACTIVITIES
Capital expenditures                                                         (6,057)       (8,671)      (27,442)
Purchase acquisitions, net of cash acquired                                  (2,880)           --        (7,963)
Cash effect of divestiture                                                    1,328        (6,307)           --
Proceeds from Mexico sale                                                        --         2,758            --
Decrease (increase) in funded contract financing receivables                  5,887        20,750        (5,199)
Decrease (increase) in other assets                                             154           169        (1,638)
                                                                           --------      --------      --------
Net cash provided (used) by investing activities                             (1,568)        8,699       (42,242)

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                                  2,761       (18,436)      (18,934)
Restricted cash requirements                                                 (5,000)           --            --
Repurchase of convertible notes                                             (11,980)      (75,015)      (10,095)
Proceeds from common stock issuances under employee stock
    option and purchase plans                                                12,383           173           259
                                                                           --------      --------      --------
Net cash used by financing activities                                        (1,836)      (93,278)      (28,770)

Effect of exchange rate changes on cash and cash equivalents                  2,958           (39)       (1,050)
                                                                           --------      --------      --------

Net increase (decrease) in cash and cash equivalents                         55,081       (14,497)      (21,423)
Cash and cash equivalents at beginning of year                               43,798        58,295        79,718
                                                                           --------      --------      --------
Cash and cash equivalents at end of year                                   $ 98,879      $ 43,798      $ 58,295
                                                                           ========      ========      ========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Amounts in thousands)


                                                                                        Accumulated
                                                            Additional     Retained         Other           Total
                                                Common        Paid-in      Earnings     Comprehensive   Stockholders'  Comprehensive
                                                 Stock        Capital      (Deficit)    Income (Loss)       Equity     Income (Loss)
                                               ---------    ----------     ---------    -------------   -------------  -------------
Balance at January 1, 2001                     $     180     $ 214,092     $   6,255      $ (26,430)     $ 194,097
2001 Activity:
     Net loss                                         --            --       (53,301)            --        (53,301)     $ (53,301)
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                                  --            --            --          9,097          9,097          9,097
      Unrealized loss on derivatives, net
         of income tax                                --            --            --           (140)          (140)          (140)
      Common stock issued in connection
         with employee stock option and
         purchase plans and related income
         tax benefit                                  --           260            --             --            260
                                               ---------     ---------     ---------      ---------      ---------      ---------
Balance at December 31, 2001                   $     180     $ 214,352     $ (47,046)     $ (17,473)     $ 150,013      $ (44,344)
                                                                                                                        =========

2002 Activity:
     Net loss                                         --            --       (42,421)            --        (42,421)     $ (42,421)
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                                  --            --            --          5,929          5,929          5,929
      Unrealized loss on derivatives, net
         of income tax                                --            --            --            (50)           (50)           (50)
      Common stock issued in connection
         with employee stock option and
         purchase plans and related income
         tax benefit                                  --           172            --             --            172
                                               ---------     ---------     ---------      ---------      ---------      ---------
Balance at December 31, 2002                   $     180     $ 214,524     $ (89,467)     $ (11,594)     $ 113,643      $ (36,542)
                                                                                                                        =========

2003 Activity:
     Net income                                       --            --        11,729             --         11,729      $  11,729
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                                  --            --            --          9,385          9,385          9,385
      Common stock issued in connection
         with employee stock option and
         purchase plans and related income
         tax benefit                                  13        12,814            --             --         12,827
                                               ---------     ---------     ---------      ---------      ---------      ---------
BALANCE AT DECEMBER 31, 2003                   $     193     $ 227,338     $ (77,738)     $  (2,209)     $ 147,584      $  21,114
                                               =========     =========     =========      =========      =========      =========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Brightpoint, Inc. (the "Company") is one of the largest dedicated distributors of wireless devices and accessories in the world, with operations centers and/or sales offices in various countries including Australia, Colombia, France, Germany, India, New Zealand, Norway, the Philippines, Sweden and the United States. In addition, the Company provides integrated logistics services including, procurement, inventory management, customized packaging, fulfillment, activation management, prepaid and e-business solutions within the global wireless industry. The Company's customers include wireless network operators, resellers, retailers and wireless equipment manufacturers. The Company handles wireless products from leading manufacturers such as Nokia, Motorola, Kyocera, Audiovox, Sony Ericsson, Siemens, Samsung, Panasonic and PalmOne.

The Company is incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, the Company changed its name to Brightpoint, Inc.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, with the exception of the Brightpoint India Limited subsidiary that is 85% owned by the Company. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2002 and 2001 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company's financial position or results of operations.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

For distribution revenue, which is recorded using the gross method, the criteria of SAB 101 and SAB 104 are generally met upon shipment to customers, including title transfer, and, therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery and, therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance to the provisions of SAB 101 and SAB 104. Sales are recorded net of discounts, rebates, returns, and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance), warranties or other arrangements. A portion of the Company's sales involves shipments of products directly from its suppliers to its customers. In such circumstances, the Company negotiates the price with the supplier and the customer, assumes responsibility for the delivery of the product and, at times, takes the ownership risk while the product is in transit, pays the supplier directly for the product shipped, establishes payment terms and bears credit risk of collecting payment from its customers. Furthermore, in these arrangements, the Company bears responsibility for accepting returns of products from the customer. Under these arrangements, the Company serves as the principal with the customer, as defined under Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19"), Reporting Revenue Gross as a Principal versus Net as an Agent, and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or in cases of FOB destination, CIP destination, or similar terms, the Company recognizes the sales upon confirmation of delivery to the customer at the named destination.

For integrated logistics service revenue, the criteria of SAB 101 and SAB 104 are met when the Company's integrated logistics services have been performed and, therefore, revenue is recognized at that time. As a part of our integrated logistics services the Company may, in certain circumstances, manage and distribute wireless devices and prepaid recharge cards on behalf of various wireless network operators and assumes little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements the Company has an agency relationship in the transaction as defined by EITF 99-19 and recognizes only the fee associated with serving as an agent. As part of the integrated logistics services, the Company may provide contract financing services to wireless network operators. In these arrangements, the service fee is recorded net and is recognized when products have been shipped. In other integrated logistics services arrangements, the Company receives activation commissions for acquiring subscribers on behalf of wireless network operators through its independent dealer agents or through Company-owned stores. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber's service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances when the Company acts as the obligor and determines the commission it will offer to independent dealer/agents, the Company recognizes the full commission earned from the wireless network operator using the gross method. In circumstances where the Company is acting as an agent for wireless network operators as defined by EITF 99-19, the Company recognizes the revenue using the net method. Performance penalty clauses may be included in certain contracts whereby the Company provides for integrated logistics services within its Americas division. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.

VENDOR PROGRAMS

The Company has three major types of incentive arrangements with various suppliers: price protection, volume incentive rebates, and marketing, training and promotional funds. The Company follows Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" and Emerging Issues Task Force No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" in accounting for vendor programs. To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier.

o Price protection: consideration is received from certain, but not all, suppliers in the form of a credit memo based on market conditions as determined by the supplier. The amount is determined based on the difference between original purchase price from the supplier and revised list price from the supplier. The term of the price protection varies by supplier and product, but is typically less than one month from original date of purchase. This amount is accrued as a reduction of trade accounts payable until a credit memo is received and applied as a debit to the outstanding accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those wireless devices already sold.

o Volume incentive rebates: consideration is received from certain suppliers when purchase or sell-through targets are attained or exceeded within a specified time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those devices already sold. In certain markets, the amount of the rebate is determined based on actual volumes purchased for the incentive period to date at the established rebate percentage regardless of volumes attained. In other markets, where the arrangement has a tiered rate structure for increasing volumes, the rate of the rebate is determined based on the actual volumes purchased plus reasonable, predictable estimates of future volumes. In the event the future volumes are not reasonably estimable, the Company records the incentive at the conclusion of the rebate period or at the point in time when the volumes are reasonably estimable. Upon expiration of the rebate period an adjustment is recognized through inventory or cost of sales for devices already sold if there is any variance between estimated rebate receivable and actual rebate earned. To the extent that the Company passes-through rebates to our customers, the amount is recognized as a liability in the period that it is probable and reasonably estimable.

Marketing, training and promotional funds: consideration is received from certain suppliers for cooperative arrangements related to market development, training and special promotions agreed upon in advance. The amount received is generally in the form of a credit memo, which is applied to trade accounts payable. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduces this liability. To the extent that the Company incurs costs in excess of the established supplier fund, the Company recognizes the amount as a selling expense.

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Pledged cash represents cash reserved as collateral for letters of credit issued by financial institutions on behalf of the Company or its subsidiaries, as collateral on a short-term credit facility in India, and as collateral for an accounts receivable sale facility in France.

CONCENTRATIONS OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to wireless network operators, agents, resellers, dealers and retailers in the global wireless industry and are dispersed throughout the world, including North America, South America, Asia and the Pacific Rim and Europe. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company does not generally require collateral from its customers to secure trade accounts receivable.

In 2003, Computech Overseas International, a customer of the Company's Brightpoint Asia Limited operations, accounted for approximately 10% of our total revenue and 19% of the Asia-Pacific division's revenue. At December 31, 2003, there were no amounts owed to the Company from Computech. In 2002, Computech Overseas International accounted for approximately 12% of total revenue and 30% of Asia-Pacific division's revenue. At December 31, 2002, there were no amounts owed to the Company from Computech. In 2001, no customer accounted for more than 10% of total revenue. The loss or a significant reduction in business activities by our customers, including Computech Overseas International, could have a material adverse affect on the Company's revenue and results of operations.

The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Products sourced from the Company's largest supplier accounted for approximately 79%, 69% and 72% of product purchases in 2003, 2002 and 2001, respectively. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of our subsidiaries in support of their vendor credit facilities. The payment terms received from the Company's suppliers is dependent on several factors, including, but not limited to, the Company's payment history with the supplier, the suppliers credit granting policies, contractual provisions, the Company's overall credit rating as determined by various credit rating agencies, the Company's recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company's control, could have a material adverse effect on the Company's operations. The Company believes that its relationships with its suppliers are satisfactory, however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company's historical experience.

ACCOUNTS RECEIVABLE TRANSFERS

The Company from time to time enters into certain transactions with banks and other third-party financing organizations with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Fees, in the form of discounts, are recorded as losses on the sale of assets, which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances the Company may be required to repurchase the accounts. See Note 9 to the Consolidated Financial Statements for further discussion of these off-balance sheet transactions.

CONTRACT FINANCE RECEIVABLES

The Company offers financing of inventory and receivables to certain wireless network operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements, however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that it has purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for amounts it has financed. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivable" and any trade accounts payable pursuant to the arrangements is recorded as a current liability under the heading "Unfunded portion of contract financing receivable." The Company charges a fee for providing these contract financing services and records revenue for these integrated logistics services at the amount of the net margin rather than the gross amount of the transactions. In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements.

At December 31, 2003 and 2002, contract financing receivable of $10.8 million and $17.0 million, respectively, included $1.9 million and $5.8 million, respectively, of wireless products located at the Company's facilities. In addition, at December 31, 2003 and 2002, the Company had $15.7 million and

$22.1 million, respectively, in vendor payables related to purchases made for these arrangements, which it considers to be the unfunded portion of these receivables.

The Company's contract financing activities are provided to wireless network operators and their authorized dealer agents and wireless equipment manufacturers located in the United States and Australia. Decisions to grant credit under these arrangements are generally at the discretion of the Company, are made within guidelines established by the wireless network operators and wireless equipment manufacturers and are subject to the Company's normal credit granting and ongoing credit evaluation process. The Company's contract financing services, and related fees, are included as an integral part of the Company's integrated logistics services and are not separately computed or accounted for. Integrated logistics service fees are included in revenues in the Statement of Operations.

INVENTORIES

Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Inventory adjustments for obsolescence and lower of cost or market value may be expensed directly or taken through the inventory valuation reserve, depending on the nature of the adjustment. During the year ended December 31, 2003, the Company had no individually significant inventory valuation adjustments. During the year ended December 31, 2002, the Company made inventory valuation adjustments of approximately $3.6 million to adjust inventories to their estimated net realizable value or lower of cost or market and recognized a $2.6 million loss related to a minimum purchase obligation to an accessories supplier in the U.S.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 2003, 2002 and 2001, of cash and cash equivalents, pledged cash, accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, unfunded portion of contract financing receivable and certain of the Company's credit facilities approximate their fair values because of the short maturity of those instruments. The carrying amount of short-term debt at December 31, 2003, 2002 and 2001, approximates fair value as this debt is revolving and has a variable interest rate that fluctuates with market rates. See Note 4 and 12 for disclosure of the fair value of the Company's investment in Chinatron Group Holdings Limited ("Chinatron") Class B Preference Shares and the Company's Convertible Notes, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are stated at cost and depreciated ratably over the lease term of the associated property. Maintenance and repairs are charged to expense as incurred.

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

GOODWILL AND OTHER INTANGIBLES

The Company adopted the FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill and performs an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. During the first quarter of 2002, as a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $41 million, which is presented as a cumulative effect of a change in accounting principle, net of tax. In the fourth quarter of 2003 and 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges. The Company's reporting units are contained within three operating segments, the Americas, Europe and Asia-Pacific as defined under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of that component is regularly reviewed by management, the Company applies the provisions of SFAS 142 and performs the necessary goodwill impairment tests at the reporting unit level.

In addition to performing the required transitional impairment test on the Company's goodwill, SFAS No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. At December 31, 2003, these intangibles total $2.6 million, net of accumulated amortization of $1.3 million and are currently being amortized as required by SFAS 142 over three to five years at approximately $400 thousand per year. The Company incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives, which are subject to amortization. In 2001, prior to adoption of SFAS No. 142, goodwill amortization expense was $1.4 million or $0.17 on a per share basis.

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2003 are as follows (in thousands):

                                             Europe   Asia-Pacific   Total
                                            -------   ------------  -------
Balance at December 31, 2002                $12,778     $   280     $13,058
Goodwill from acquisitions                      272         595         867
Effects of foreign currency fluctuation       2,644         138       2,782
                                            -------     -------     -------
Balance at December 31, 2003                $15,694     $ 1,013     $16,707
                                            =======     =======     =======

FOREIGN CURRENCY TRANSLATION

The functional currency for most of the Company's foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the year and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as a component of "Other expenses." Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss in stockholders' equity.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.

DISCONTINUED OPERATIONS

The Company records amounts in discontinued operations (see Note 7 to the Consolidated Financial Statements for further discussion) as required by the FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). In accordance with the adoption of SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations for all periods presented.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each year. The Company's common share equivalents consist of stock options described in Note 14, to the Consolidated Financial Statements.

On October 15, 2003 and August 15, 2003, the Company effected 3 for 2 common stock splits, which the Company's Board of Directors approved. On June 26, 2002, the Company's shareholders approved a 1 for 7 reverse split of its common stock (effective June 27, 2002). Per share amounts for all periods presented in this report have been adjusted to reflect this reverse stock split and the 3 for 2 common stock splits. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2003, 2002 and 2001 (in thousands, except per share data):

                                                                         YEAR ENDED DECEMBER 31
                                                                    2003            2002          2001
                                                                 ----------      ----------      --------
Income from continuing operations                                $   12,955      $   13,805      $  3,098
Discontinued operations                                              (1,226)        (15,478)      (56,399)
Cumulative effect of a change in accounting principle,
   net of tax                                                            --         (40,748)           --
                                                                 ----------      ----------      --------
Net income (loss)                                                $   11,729      $  (42,421)     $(53,301)
                                                                 ==========      ==========      ========

Basic:
   Weighted average shares outstanding                               18,170          17,996        17,940
                                                                 ==========      ==========      ========

   Per share amount:
      Income from continuing operations                          $     0.71      $     0.77      $   0.17
      Discontinued operations                                         (0.07)          (0.86)        (3.14)
      Cumulative effect of a change in accounting principle,
         net of tax                                                      --           (2.26)           --
                                                                 ----------      ----------      --------
      Net income (loss)                                          $     0.64      $    (2.35)     $  (2.97)
                                                                 ==========      ==========      ========

Diluted:
   Weighted average shares outstanding                               18,170          17,996        17,940
  Net effect of dilutive stock options-based on the treasury
      stock method using average market price                           832              23             1
                                                                 ----------      ----------      --------
   Total weighted average shares outstanding                         19,002          18,019        17,941
                                                                 ==========      ==========      ========

   Per share amount:
      Income from continuing operations                          $     0.68      $     0.77      $   0.17
      Discontinued operations                                         (0.06)          (0.86)        (3.14)
      Cumulative effect of a change in accounting principle,
         net of tax                                                      --           (2.26)           --
                                                                 ----------      ----------      --------
      Net income (loss)                                          $     0.62      $    (2.35)     $  (2.97)
                                                                 ==========      ==========      ========

STOCK OPTIONS

As more fully discussed in Note 14 to the Consolidated Financial Statements, the Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees or stock sold pursuant to the employee stock purchase plan ("ESPP"). The table below presents a reconciliation of the Company's pro forma net income (loss) giving effect to the estimated compensation expense related to stock options and the ESPP that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                           YEAR ENDED DECEMBER 31
                                                                   2003            2002            2001
                                                                ----------      ----------      ----------
Net income (loss) as reported                                   $   11,729      $  (42,421)     $  (53,301)
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                           (713)           (906)           (712)
                                                                ----------      ----------      ----------
Pro forma net income (loss)                                     $   11,016      $  (43,327)     $  (54,013)
                                                                ==========      ==========      ==========

Basic per share:
    Net income (loss), as reported                              $     0.64      $    (2.35)     $    (2.97)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                       (0.03)          (0.04)          (0.04)
                                                                ----------      ----------      ----------
    Pro forma net income (loss)                                 $     0.61      $    (2.41)     $    (3.01)
                                                                ==========      ==========      ==========

Diluted per share:
    Net income (loss), as reported                              $     0.62      $    (2.35)     $    (2.97)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                       (0.04)          (0.05)          (0.04)
                                                                ----------      ----------      ----------
    Pro forma net income (loss)                                 $     0.58      $    (2.40)     $    (3.01)
                                                                ==========      ==========      ==========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2003, Emerging Issues Task Force reached a consensus on the issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliveries. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. EITF 00-21 is effective for revenue arrangements entered into in periods (including quarterly periods) beginning after June 15, 2003. The Company adopted this standard on a prospective basis. The adoption of EITF 00-21 related to new agreements did not have an impact on the financial position or results of operations of the Company.

Also in 2003, Emerging Issues Task Force reached a consensus on the issue No. 02-16 ("EITF 02-16"), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and No. 03-10("EITF 03-10"), Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers which address accounting for vendor programs. EITF 02-16 addressed accounting for cash consideration received by a reseller from a vendor. Cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, if the consideration is a payment for assets or services delivered to the vendor, the cash consideration is characterized as revenue when recognized in the customer's income statement. The EITF also addressed rebates or refunds and how they should be recognized as a reduction of cost of sales. In order to recognize a rebate or refund, it must be probable and reasonably estimable, otherwise, it is not recognized until each specified criteria is met. EITF 03-10 addressed sales incentives that are offered to the consumer by manufacturers that are honored by resellers. The consensus states that these types of incentives should not be reported as a reduction of the costs of the reseller's purchases from the vendor. If the consideration does not meet the four specific criteria outlined in EITF 03-10, then the consideration received is subject to the guidance in EITF 02-16. The Company has not changed its presentation or accounting for vendor programs as a result of EITF 02-16 or EITF 03-10. We believe that our current practices comply with both EITFs.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104 ("SAB 104"), Revenue Recognition. SAB 104 updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force on various revenue recognition topics, including EITF 00-21. The Company adopted this standard on a prospective basis. The adoption of SAB 104 did not have an impact on the financial position or results of operations of the Company.

In 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity ("VIE") as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any VIE's. The adoption of FIN No. 46 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 was effective for the

Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon adoption of SFAS No. 145 in January 2003, the Company reclassified amounts previously reported as an extraordinary item, net of related income tax effect, to a component of income from continuing operations.

OPERATING SEGMENTS

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of integrated logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 7 to the Consolidated Financial Statements, the Company discontinued several operating entities, which materially affected certain operating segments. All years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company's operations by segment is presented below (in thousands) for 2003, 2002 and 2001:

                Distribution        Integrated           Total         Operating                                    Allocated
                Revenue from    Logistics Services      Revenue       Income from       Total        Allocated        Income
                   External        Revenue from      from External    Continuing       Segment        Interest      Tax Expense
                  Customers     External Customers     Customers    Operations (1)    Assets (2)     Expense (3)   (Benefit) (3)
                ------------    ------------------   -------------  --------------    ----------     -----------   -------------
2003:
ASIA-PACIFIC     $  962,682         $   33,116         $  995,798     $   14,088      $  159,005     $      217     $    3,117
THE AMERICAS        394,044             75,574            469,618          3,621         190,077            594            610
EUROPE              216,774            118,184            334,958          3,186          95,608            335            238
                 ----------         ----------         ----------     ----------      ----------     ----------     ----------
                 $1,573,500         $  226,874         $1,800,374     $   20,895      $  444,690     $    1,146     $    3,965
                 ==========         ==========         ==========     ==========      ==========     ==========     ==========

2002:
Asia-Pacific     $  504,866         $   22,613         $  527,499     $    6,465      $   84,920     $    1,717     $      476
The Americas        418,147             75,056            493,203         (2,030)        173,371          3,109         15,906
Europe              166,501             88,864            255,365         (3,688)         78,011          1,073         (1,202)
                 ----------         ----------         ----------     ----------      ----------     ----------     ----------
                 $1,089,534         $  186,533         $1,276,067     $      747      $  336,302     $    5,899     $   15,180
                 ----------         ----------         ----------     ----------      ----------     ----------     ----------

2001:
Asia-Pacific     $  324,031         $   15,718         $  339,749     $    9,285      $   98,539     $    2,187     $    1,541
The Americas        592,762             57,819            650,581         (6,481)        402,030          4,726            489
Europe              191,009             82,361            273,370          3,970         108,851          1,257            512
                 ----------         ----------         ----------     ----------      ----------     ----------     ----------
                 $1,107,802         $  155,898         $1,263,700     $    6,774      $  609,420     $    8,170     $    2,542
                 ==========         ==========         ==========     ==========      ==========     ==========     ==========

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2)      Corporate assets are included in the Americas segment.

(3) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                   DECEMBER 31
                       ----------------------------------
                         2003         2002         2001
                       --------     --------     --------
Long-lived assets:
Asia-Pacific           $  9,636     $  7,479     $ 28,121
The Americas (1)         27,121       38,274       60,841
Europe                   21,482       16,947       32,683
                       --------     --------     --------
                       $ 58,239     $ 62,700     $121,645
                       ========     ========     ========

(1)      Includes corporate assets.

2. FACILITY CONSOLIDATION CHARGE

During 2003, the Company consolidated its Richmond, California, call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division. During 2003, the Company recorded a pre-tax charge of $5.5 million which includes approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. In establishing the original facility consolidation charge in the first quarter of 2003, certain estimates were made with respect to the timing and terms associated with finding a sub-lessee for this property. The marketing of the property has been more difficult than the Company originally anticipated. As a result, in order to reflect the Company's current estimate of the costs associated with the facility consolidation, the Company recorded the additional $1 million facility consolidation charge in the fourth quarter of 2003. If the Company continues to experience delays in sub-leasing the Richmond facility or if the terms of any sub-lease are less favorable than anticipated, the Company may incur additional costs associated with this facility consolidation.

Reserve activity for the facility consolidation as of December 31, 2003 is as follows (in thousands):

                         Lease                       Employee
                      Termination      Fixed        Termination    Other Exit
                         Costs         Assets          Costs          Costs          Total
                      -----------      -------      -----------    ----------       -------
Provisions              $ 3,829        $ 1,102        $   269        $   261        $ 5,461
Cash usage                 (450)            --           (269)          (252)          (971)
Non-cash usage               --         (1,102)            --             --         (1,102)
                        -------        -------        -------        -------        -------
DECEMBER 31, 2003       $ 3,379        $    --        $    --        $     9        $ 3,388
                        =======        =======        =======        =======        =======

3. LOSS OR GAIN ON DEBT EXTINGUISHMENT

On November 1, 2001, the Company's Board of Directors approved a plan under which allowed the Company to repurchase its remaining 250,000 zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes") outstanding. Between January 1, and February 10, 2003, the Company repurchased 17,602 of its Convertible Notes outstanding. The aggregate purchase price for the Convertible Notes was $9.7 million ($551 per Convertible Note). On March 11, 2003 the Company purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $2.3 million, which was paid in cash. The remaining 129 Convertible Notes were redeemed on April 30, 2003 for $72 thousand ($555 per Convertible Note). In 2003, the Company recorded a loss on debt extinguishment related to these transactions of $365 thousand. At December 31, 2003, there were no Convertible Notes outstanding.

During 2002, the Company repurchased 228,068 of its 250,000 then outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $75 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the

Company's primary foreign finance subsidiary. These transactions resulted in a gain on debt extinguishment of $44 million.

During 2001, the Company repurchased 36,000 of its then outstanding Convertible Notes for approximately $10 million (an average cost of $281 per Convertible
Note). These transactions resulted in a gain on debt extinguishment of $7.2 million.

4. IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

As more fully discussed in Note 7, the Company received approximately $21 million face value of Chinatron Class B Preference Shares pursuant to its divestiture of Brightpoint China Limited. The Chinatron Preference Shares were convertible into ordinary shares of Chinatron at a ratio of 1:1, which represented approximately a 19.9% interest in Chinatron at June 30, 2002. Additionally, the provisions of the Chinatron shareholder agreement and the Chinatron preference shares allow the Company to participate in certain capital raising activities to protect the Company against dilution. As of June 30, 2002, the Company estimated that its investment in Chinatron had a fair value of approximately $10.3 million based on the Company's indirect ownership interest and the projected discounted free cash flows of Chinatron. The $10.3 million valuation of the Class B Preference Shares at June 30, 2002 was based on the original discounted cash flow analysis used to calculate the initial value of the Class B Preference Shares in the first quarter of 2002. At June 30, 2002, there were no significant events or circumstances that occurred subsequent to April 2002 that indicated the original discounted cash flow analysis required updating.

On September 5, 2002, the Company agreed that the exchange ratio of its Class B Preference Shares would change from 1:1 to 1:0.181275964 pursuant to the successful completion of a private offering of 200,000,000 ordinary shares of Chinatron at US$0.01 per share ($2 million). In addition, the Company declined to subscribe for its pro rata portion of the offering and waived its rights to receive 25% of the funds raised as a redemption on the Class B Preference Shares, due to the Company's own liquidity constraints and to induce other parties to invest in Chinatron.

On October 11, 2002, the Company declined to subscribe for its pro rata portion of $5 million of loan notes and new warrants to be issued by Chinatron. The $5 million was comprised of $3 million in direct shareholder loans and $2 million was provided in the form of shareholder guarantees to support an incremental $2 million of bank financing. Warrants to purchase 163,058,794 shares, totaling 39% of the fully-diluted ordinary shares, of Chinatron were to be issued to shareholders providing such loans and guarantees. The Company declined to subscribe to its portion of the loan notes and warrants. Due to the Company's liquidity constraints, the Company also waived its right to receive 25% of the shareholder loans as redemption of the Class B Preference Shares to induce other parties to invest in Chinatron.

In summary, the Company waived its rights to participate in the capital-raising activities described above and agreed to modify the conversion ratio of the preference shares. These actions reduced the Company's indirect ownership interest in Chinatron from 19.9% to less than 1%. However, all other rights of the Preference Shares, including the Company's rights to redeem all or a portion of the Preference Shares under certain circumstances remained. The Company's action helped secure additional funding for Chinatron, which the Company believes improved Chinatron's ability to honor the remaining debt obligations of the Preference Shares to the Company.

As previously stated, the initial estimate of the value of the Chinatron Class B Preference shares was based on a discounted cash flow analysis calculating the equity value of Chinatron and applying the pro rata ownership percentage assuming conversion of the Class B Preference Shares to ordinary shares. Due to the modification of the conversion ratio and the resulting dilution as set forth above, the debt elements of the Chinatron Class B Preference Shares became superior to the equity value. Considering internal and external valuations, the Company determined the investment in Chinatron Class B Preference Shares had an estimated fair market value of approximately $2 million. The loss was considered "other than temporary" as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") and consequently the Company recorded a non-cash impairment charge of $8.3 million relating to its investment in the Chinatron Class B Preference Shares during the third quarter of 2002. Management was responsible for estimating the value of the Chinatron Class B Preference Shares. In accordance with SFAS 115, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002. Management currently estimates there was no gross unrealized holding gain on this security.

5.   INCOME TAX EXPENSE (BENEFIT)

For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                             YEAR ENDED DECEMBER 31
                    ----------------------------------------
                      2003            2002            2001
                    --------        --------        --------
United States       $ (6,118)       $ 29,961        $ (5,215)
Foreign               23,014            (976)         10,855
                    --------        --------        --------
                    $ 16,896        $ 28,985        $  5,640
                    ========        ========        ========

The reconciliation for 2003, 2002 and 2001 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                 2003           2002           2001
                                                                ------         ------         ------
Tax at U.S. Federal statutory rate                                35.0%          35.0%          35.0%
State and local income taxes, net of U.S. Federal benefit         (0.8)          (1.7)           6.4
Net benefit of tax on foreign operations                         (10.0)          19.0            0.7
Other                                                              0.7            0.1            3.0
                                                                ------         ------         ------
                                                                  23.5%          52.4%          45.1%
                                                                ======         ======         ======

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                        YEAR ENDED DECEMBER 31
                ----------------------------------------
                  2003            2002            2001
                --------        --------        --------
Current:
  Federal       $ (3,011)       $ (1,167)       $  4,166
  State             (491)            375           1,204
  Foreign          5,457           3,120           3,640
                --------        --------        --------
                   1,955           2,328           9,010
                --------        --------        --------
Deferred:
  Federal          1,323          11,606          (6,145)
  State              289             684             465
  Foreign            398             562            (788)
                --------        --------        --------
                   2,010          12,852          (6,468)
                --------        --------        --------
                $  3,965        $ 15,180        $  2,542
                ========        ========        ========

Income tax expense (benefit) for 2003, 2002 and 2001 from discontinued operations were $164 thousand, $(3.4) million and $(15.7) million, respectively.

Components of the Company's net deferred tax after valuation allowance are as follows (in thousands):

                                                            DECEMBER 31
                                                      ------------------------
                                                        2003            2002
                                                      --------        --------
Deferred tax assets:
  Current:
   Capitalization of inventory costs                  $    345        $    489
   Allowance for doubtful accounts                         370             546
   Accrued liabilities and other                         2,319             678
  Noncurrent:
   Depreciation                                             --             262
   Other long-term investments                           5,210           3,447
   Net operating losses and other carryforwards         14,312           8,724
                                                      --------        --------
                                                        22,556          14,146
  Valuation allowance                                  (15,471)         (8,682)
                                                      --------        --------
                                                         7,085           5,464
Deferred tax liabilities:
  Noncurrent:
   Depreciation                                         (4,160)             --
   Other assets                                         (4,018)         (9,407)
                                                      --------        --------
                                                        (8,178)         (9,407)
                                                      --------        --------
                                                      $ (1,093)       $ (3,943)
                                                      ========        ========

Income tax payments (receipts) were $5.1 million, $(8.4) million and $6.5 million in 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $26 million, of which approximately $12 million have no expiration date, approximately $1 million expires in 2011, and $13 million expires in 2023. Undistributed earnings of the Company's foreign operations were approximately $24 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.

6. MINORITY INTEREST

On October 31, 2003, the Company sold 15% of its interest in Brightpoint India Private Limited to Persequor Limited ("Persequor") in exchange for a management services agreement, in which Persequor will provide management services to Brightpoint India Private Limited for five years (ending October 31, 2008). On the fourth anniversary of the effective date and annually thereafter, Persequor has a right to require Brightpoint Holdings B.V. to purchase Persequor's interest in Brightpoint India Private Limited at a price determined by an appraisal method as defined in the shareholders' agreement. Termination of the shareholders' agreement is the earlier of (i) the date on which each of the Investors agree in writing or (ii) the tenth anniversary of the Effective Date. Upon termination, Brightpoint India Private Limited becomes owned by its shareholders and is no longer subject to a shareholders' agreement. As a result, there are no options or puts subsequent to termination. As of December 31, 2003, due to the relatively low capitalization of Brightpoint India Private Limited and to operating losses related to start-up costs, the Company estimates the value of the put option to be negligible. The Company may incur costs and liabilities if the value of the put option increases over the period of the shareholders' agreement. To the extent a liability is recorded, representing the fair value of the put option in excess of the amount of minority interest recorded, the associated charge will be reflected as a reduction of net income to arrive at income available to common shareholders.

The minority interest of Brightpoint India Private Limited's profit (loss) is calculated and recorded monthly. At no time will the minority interest on the balance sheet be less than zero. The Company is assumed to be responsible for all losses in excess of the minority's interest. When profits recover the excess losses absorbed by the Company, minority interest will be recorded proportionately.

7. DISCONTINUED OPERATIONS

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

Details of discontinued operations are as follows (in thousands):

                                                                        YEAR ENDED DECEMBER 31
                                                               -------------------------------------------
                                                                  2003             2002             2001
                                                               ---------        ---------        ---------
Revenue                                                        $     287        $ 119,731        $ 561,469
                                                               =========        =========        =========
Loss from discontinued operations
    Net operating loss                                         $     (96)       $  (8,705)       $ (19,905)
    Restructuring plan charges                                       (64)          (3,753)          (2,193)
    Other                                                           (538)            (403)              --
                                                               ---------        ---------        ---------
 Total loss from discontinued operations                            (698)         (12,861)         (22,098)
                                                               ---------        ---------        ---------

 Gain (loss) on disposal of discontinued operations
    Restructuring plan charges                                    (1,633)           1,380          (34,301)
    Other                                                           (223)          (3,059)              --
    Net loss on sale of Middle East operations                         _             (938)              --
    Recovery of contingent receivable                              1,328               --               --
                                                               ---------        ---------        ---------
Total gain (loss) on disposal of discontinued operations            (528)          (2,617)         (34,301)
                                                               ---------        ---------        ---------

Total discontinued operations                                  $  (1,226)       $ (15,478)       $ (56,399)
                                                               =========        =========        =========

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                 DECEMBER 31
                                             -------------------
                                              2003         2002
                                             ------       ------
Total current assets                         $  523       $8,113
Other non-current assets                         --          177
                                             ------       ------
Total assets                                 $  523       $8,290
                                             ======       ======

Accounts payable                             $   57       $  898
Accrued expenses and other liabilities        2,760        5,141
                                             ------       ------
Total liabilities                            $2,817       $6,039
                                             ======       ======

Mexico operations

During the fourth quarter of 2002, the Company and certain of its subsidiaries sold certain operating assets of Brightpoint de Mexico, S.A. de C.V. and their respective ownership interests in Servicios Brightpoint de Mexico, S.A. de C.V. to Soluciones Inteligentes para el Mercado Movil, S.A. de C.V., an entity which is wholly-owned and controlled by Brightstar de Mexico S.A. de C.V. Pursuant to the transaction, the Company received cash consideration totaling approximately $1.7 million and a short-term promissory note from Soluciones Inteligentes para el Mercado Movil, S.A. de C.V. totaling approximately $1.1 million that matured in December 2002. The repayment of the promissory note was guaranteed by Brightstar de Mexico S.A. de C.V. and was collected in full. The Company recorded a net loss on the transaction of $2.2 million in 2002.

Middle East operations

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of the Company's operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value. The aggregate carrying amount at December 31, 2003, was $3.4 million, of which $474 thousand is payable in 2004. The Company recorded an initial loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $300 thousand in 2002. The Company received $1.3 million in contingent consideration in 2003. This loss and the results of operations of the Company's former Middle East operations are reflected in discontinued operations and prior periods have been reclassified accordingly. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by the Company's operations in the Middle East, was released and was classified as unrestricted. The Company has paid and will pay management fees, including performance based bonuses, to Persequor for providing management services relating to the export sales activities of Brightpoint Asia Limited to certain markets in the Asia-Pacific division, which the Company retained pursuant to the transaction.

2001 Restructuring Plan

During 2001, the Company's Board of Directors approved a restructuring plan ("2001 Restructuring Plan") that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and divesting or closing operations in which the Company believed potential returns were not likely to generate an acceptable return on invested capital. Operations divested or closed included subsidiaries in China, Brazil, Jamaica, South Africa, Venezuela and Zimbabwe, which had unusually high risk profiles due to many factors, including, among other things, high importation duties, currency restrictions and volatile political and economic environments. The Company determined that the risks of operating in these markets could no longer be justified given the profitability potential of its operations in these markets, therefore, these operations were sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. During the fourth quarter of 2001, the Company completed the sale of its former operations in Jamaica (Brightpoint Jamaica Limited) pursuant to the 2001 Restructuring Plan. The Company incurred a loss on this disposal of approximately $1.3 million ($800 thousand, net of tax).

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

2001 Restructuring Plan specific to the China operations

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry and, is beneficially owned, in part, by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In addition, Jerre L. Stead, a director of Brightpoint, Inc. was and remains a director of Chinatron. The Company's Chairman of the Board and Chief Executive Officer, Robert J. Laikin, and the former managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to form the joint venture, Mr. Laikin, disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, Mr. Laikin received the unconditional promise from their company to pay him $327,019 ($300,000 of which has been paid to date).

In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002. See Note 4 to the Consolidated Financial Statements for further discussion regarding the Company's investment in Chinatron Class B Preference Shares. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations managed by Persequor.

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

As of December 31, 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                        2003            2002            2001
                                                      --------        --------        --------
Cash charges (credits):
     Employee termination costs                       $     20        $    248        $  1,677
     Lease termination costs                                --             592           1,257
     Other exit costs                                      156           1,129             430
                                                      --------        --------        --------
Total cash charges (credits)                               176           1,969           3,364
                                                      --------        --------        --------

Non-cash charges (credits):
     Loss on investment                                     --            (104)         12,732
     Impairment of accounts receivable and
         inventories of restructured operations             (2)           (848)         10,849
     Impairment of fixed and other assets                   72           3,366           4,834
     Income tax effect of restructuring actions           (125)             65         (12,132)
     Write-off of cumulative foreign currency
         translation adjustments                         1,576          (2,074)         16,847
                                                      --------        --------        --------
Total non-cash charges (credits)                         1,521             404          33,130
                                                      --------        --------        --------
Total restructuring plan charges                      $  1,697        $  2,373        $ 36,494
                                                      ========        ========        ========

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                         Lease         Employee
                      Termination    Termination    Other Exit
                         Costs          Costs          Costs          Total
                      -----------    -----------    ----------       -------
January 1, 2001         $    --        $    --        $    --        $    --

Provisions (1)              314            619          1,810          2,743
                        -------        -------        -------        -------
December 31, 2001           314            619          1,810          2,743


Provisions (1)              348            502          1,199          2,049
Cash usage                 (457)        (1,096)        (2,093)        (3,646)
Non-cash usage               --             --           (189)          (190)
                        -------        -------        -------        -------
December 31, 2002       $   205        $    25        $   727        $   957


PROVISIONS (1)                6             --             41             47
CASH USAGE                 (201)           (25)          (214)          (440)
NON-CASH USAGE               --             --           (145)          (145)
                        -------        -------        -------        -------
DECEMBER 31, 2003       $    10        $    --        $   409        $   419
                        =======        =======        =======        =======

(1) Provisions do not include items that were directly expensed in the period.

8. DIVESTITURES AND ACQUISITIONS

See Note 7 and 17 to the Consolidated Financial Statements for discussions of the Company's divestiture activities.

During the first quarter of 2003, one of the Company's subsidiaries in France acquired certain net assets of three entities that provided activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $600 thousand in cash. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $2.0 million.

During the second quarter of 2003, the Company recorded $600 thousand of goodwill related to the payment of certain earn-out arrangement on a prior acquisition in the Asia-Pacific division.

During the second half of 2001, the Company acquired certain net assets of Dirland SA and Mega-Hertz SARL. Both companies were providers of activation and other services to the wireless industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price consisted of $5.3 million in cash and the assumption of certain liabilities. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $5.5 million.

The impact of the acquisitions discussed above was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

9. ACCOUNTS RECEIVABLE TRANSFERS

During the years ended December 31, 2003 and 2002, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland, Norway, Sweden, Australia, Mexico and France with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable during the years ended December 31, 2003 and 2002 totaled $279 million and $216 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.4 million and $1.9 million during 2003 and 2002, respectively, and were recorded as losses on the sale of assets. Approximately $1.4 million and $1.2 million in 2003 and 2002, respectively, of these fees relate to continuing operations and are included as a component of "Other expenses" in the Consolidated Statements of Operations. The remainder of the fees in 2002 were related to our former Mexico operations and were included in loss from discontinued operations in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In certain circumstances, the Company may be required to repurchase the corresponding accounts receivable sold, including, but not limited to, accounts receivable in dispute or otherwise not collectible, credit insurance is not maintained, a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. During 2003 and 2002, as a result of the recourse arrangements, the Company repurchased approximately $234 thousand and $1.1 million of receivables, respectively, from banks or other third party financing institutions. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $46 million and $30 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2003 and 2002, respectively. Amounts held by banks or other financing institutions at December 31, 2003 were for transactions related to our Ireland, France, Sweden and Norway arrangements. All other arrangements have been terminated or expired.

10. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                        DECEMBER 31
                                                   2003            2002
                                                 --------        --------
Furniture and equipment                          $ 14,675        $ 15,595
Information systems equipment and software         64,692          59,445
Leasehold improvements                              5,550           5,766
                                                 --------        --------
                                                   84,917          80,806
Less accumulated depreciation                     (55,351)        (45,110)
                                                 --------        --------
                                                 $ 29,566        $ 35,696
                                                 ========        ========

Depreciation expense charged to continuing operations was $12.7 million, $12.1 million and $10.4 million in 2003, 2002 and 2001, respectively.

11. LEASE ARRANGEMENTS

The Company leases its office and warehouse space as well as certain furniture and equipment under operating leases. Total rent expense for these operating leases was $10.8 million, $9.2 million and $13.4 million for 2003, 2002 and 2001, respectively.

The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending
December 31
------------
   2004               $   9,340
   2005                   6,830
   2006                   6,309
   2007                   4,825
   2008                   4,829
Thereafter*              47,570
                      ---------
                      $  79,703
                      =========

         *Includes approximately $45 million related to the Company's 495,000 square foot facility located in Plainfield, Indiana, which the initial lease term expires in 2019.

On February 19, 2003, the Company announced that it would consolidate its Richmond, California, call center operation into its Plainfield, Indiana, facility. The operating lease for the facility in Richmond, California, expires in March of 2009. These future minimum lease payments are not included above, which total $5.8 million. Refer to Note 2 for additional information.

12. LINES OF CREDIT AND CONVERTIBLE NOTES

                                      OUTSTANDING AT DECEMBER 31
                                  --------------------------------
CREDIT AGREEMENTS                    2003                   2002
-----------------                 ---------              ---------
Lines of Credit - the Americas    $      --              $      --
                - Asia-Pacific       16,171                 10,052
                - Europe                 36                     51
Convertible Notes                        --                 12,017
                                  ---------              ---------
  Total                           $  16,207              $  22,120
                                  ---------              ---------

Lines of Credit -Americas Division

On October 31, 2001, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), entered into a new revolving credit facility (the Revolver) with General Electric Capital Corporation (GE Capital), which has been amended from time to time, to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks ("the Lenders"). The Revolver expires in October of 2004. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of

$70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 0.75% or LIBOR plus 2.25%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc. and is secured by, among other things, all of the Borrowers' assets. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The terms of the Revolver include negative covenants that, among other things, limit the Borrowers' ability to sell certain assets and make certain payments outside the normal course of business, as well as prohibit us from amending the terms of our distribution agreement with Nokia Inc. in the United States without the prior written consent of GE Capital. The provisions of the Revolver are such that if the Company's borrowing availability falls between $12.5 million and $10.0 million, the Company is subject, during such time, to a minimum fixed charge coverage ratio as defined in the Revolver. If the Company's borrowing availability falls below $10.0 million, the Company is then subject at all times thereafter to a minimum fixed charge coverage ratio as defined in the Revolver. The provisions of the Revolver require the Company to maintain at all times a minimum borrowing availability of $7 million. Any of the following events could cause the Company to be in default under the Revolver, including but not limited to, (i) the expiration or termination of the Company's distribution agreement in the United States with Nokia Inc., (ii) a change in control of the Company,
(iii) failure of the Company to maintain a tangible net worth, subject to certain adjustments, of at least $75 million, (iv) the borrowing availability under the Revolver falling below $7 million, or (v) the violation of the applicable fixed charge coverage ratio. In the event of default, the Lenders may
(i) terminate all or a portion of the Revolver with respect to further advances or the incurrence of further letter of credit obligations, (ii) declare all or any portion of the obligations due and payable and require any and all of the letter of credit obligations be cash collateralized, or (iii) exercise any rights and remedies provided to the Lenders under the loan document or at law or equity. Additionally, the Lenders may increase the rate of interest applicable to the advances and the letters of credit to the default rate as defined in the agreement.

Subject to certain restrictions and limitations set forth in the Revolver, the Company was able to use certain proceeds under the Revolver to repurchase its then outstanding Convertible Notes. At December 31, 2003 and 2002, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum of $32 million and $30 million respectively. At December 31, 2003, 2002, and 2001, the Company was in compliance with the covenants in its credit agreements. Interest payments were approximately $400 thousand, $1.4 million and $4.3 million, respectively.

According to EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement, whereby remittances from the borrower's customers reduce the debt outstanding, are considered short-term obligations. The Revolver meets these criteria. Accordingly, borrowings under the North America, Australia, and New Zealand facility are classified as current.

Lines of Credit - Asia-Pacific

In December of 2002, the Company's primary Australian operating subsidiaries, Brightpoint Australia Pty Ltd and Advanced Portable Technologies Pty Limited, entered into a revolving credit facility ("the Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $38 million U.S. dollars at December 31, 2003). Borrowings on the Facility were used to repay borrowings under its former Westpac overdraft facility discussed below and to repay intercompany loans with Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. Future borrowings under the Facility will be used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9%. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2003 and 2002, there was $11.9 million and $10.1 million outstanding under the Facility at an interest rate of approximately 7.8% with available funding of $13.4 million and $10.7 million, respectively.

In December of 2003, the Company's Brightpoint India Private Limited subsidiary entered into a short-term credit facility with ABN Amro. At December 31, 2003, $4.3 million was outstanding at a variable interest rate of 6.5% based on the prime rate in India. In January 2004, this credit facility was paid and terminated.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. entered into a credit facility with Banco de Oro. The facility, which matures in April of 2004, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos (approximately $900 thousand U.S. dollars, at December 31, 2003), guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (9.5% at December 31,
2003). At December 31, 2003, the facility had no amounts outstanding with available funding of approximately $900 thousand dollars.

In May of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. entered into a credit facility with Chinabank. The facility, which matures in April of 2004, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos (approximately $900 thousand U.S. dollars, at December 31, 2003), guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (currently 10.25%). At December 31, 2003, the facility had no amounts outstanding with available funding of approximately $900 thousand dollars.

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. The Facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $7.9 million U.S. dollars at December 31, 2003). Future borrowings under the Facility will be used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index rate plus 3.15%. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2003, there were no amounts outstanding under the Facility with available funding of approximately $3.9 million.

Lines of Credit - Europe

During 2001, one of the Company's subsidiaries in France, Brightpoint (France) SARL, entered into a short-term line of credit facility with Natexis Banque. During the third quarter of 2002, this facility was terminated, at which time Brightpoint (France) SARL and Natexis Banque entered into an agreement whereby Natexis Banque purchases certain accounts receivable from Brightpoint (France) SARL. See Note 9 to the Consolidated Financial Statements.

The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $2.1 million U.S. dollars at December 31, 2003) and bears interest at the SEB Banken Base plus 1%. The facility is supported by a guarantee provided by the Company. At December 31, 2003 and 2002, there were no amounts outstanding under this facility.

Convertible Notes

On March 11, 1998, the Company completed the issuance of zero-coupon, subordinated, convertible notes due in the year 2018 ("Convertible Notes") with an aggregate face value of $380 million ($1,000 per Convertible Note) and a yield to maturity of 4.00%. The Convertible Notes were subordinated to all existing and future senior indebtedness of the Company and all other liabilities, including trade payables of the Company's subsidiaries. The Convertible Notes resulted in gross proceeds to the Company of approximately $172 million (issue price of $452.89 per Convertible Note) and required no periodic cash payments of interest. The proceeds were used initially to reduce borrowings under the Company's revolving credit facility and to invest in highly-liquid, short-term investments pending use in operations. On October 30, 2000, the Company announced that its Board of Directors had approved a plan under which the Company could repurchase up to 130,000 Convertible Notes. During the fourth quarter of 2000, the Company repurchased 94,000 Convertible Notes under the plan for approximately $29 million (at an average cost of $310 per Convertible Note) and realized an extraordinary gain, net of tax, on the repurchases of approximately $10.0 million. During the first quarter of 2001, the Company repurchased the remaining 36,000 Convertible Notes under the plan for approximately $10.1 million (at an average cost of $281 per Convertible
Note) and realized an extraordinary gain, net of tax, of approximately $7.2 million. As of March 31, 2001, the Company's plan to repurchase 130,000 Convertible Notes was completed.

On November 1, 2001, the Company announced that its Board of Directors had approved another plan under which the Company may repurchase the remaining 250,000 Convertible Notes. During 2002, the Company repurchased 228,068 or 91% of the 250,000 outstanding Convertible Notes pursuant to the plan. The aggregate purchase price for the Convertible Notes was approximately $75 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. These transactions resulted in a gain, of approximately $44 million. The tax effect of the Convertible Note repurchases was largely offset by net operating losses resulting in no significant cash tax payments. As of December 31, 2002, the remaining 21,932 Convertible

Notes had an accreted book value of approximately $12.0 million or $548 per Convertible Note, which approximated the fair value.

Between January 1, and February 10, 2003, the Company repurchased an additional 17,602 Convertible Notes for a total cost of $9.7 million ($551 per Convertible
Note), with an accreted value of $9.7 million ($551 per Convertible Note). On March 11, 2003 the Company purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $3.1 million, which was paid in cash. As of March 12, 2003, there were 129 Convertible Notes outstanding with an accreted value of approximately $71 thousand. The remaining 129 Convertible Notes were redeemed by the Company for cash equal to the issue price plus accrued original issue discount through the date of redemption or $555 per Convertible Note.

13. GUARANTEES

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

The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in the Company's financial statements. Although the guarantees relating to lines of credit and long-term debt are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in Note 12 to the consolidated financial statements.

In some circumstances the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2003, the Company has issued $28 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $28 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described is described in Note 9. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at December 31, 2003 is approximately $46 million.

The Company has entered into indemnification agreements with its officers and directors, to the extent permitted by law, pursuant to which the Company has agreed to reimburse its officers and directors for legal expenses in the event of litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. The Company has a directors and officers insurance policy that may mitigate the potential liability and payments.

14. STOCKHOLDERS' EQUITY

In 2003, the Board of Directors approved two 3 for 2 stock splits in the form of stock dividends primarily to increase the liquidity of the stock, increase the number of shares in the market and to improve the affordability of the stock for investors. All references in the financial statements related to share amounts, per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect stock splits, including the Company's 3 for 2 stock splits of its common stock effective August 25 and October 15, 2003 and the 1 for 7 reverse split of its common stock effective June 27, 2002.

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

The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.

STOCK OPTION PLANS

The Company has three fixed stock option plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.

The Company maintains the 1994 Stock Option Plan whereby employees of the Company and others are eligible to be granted incentive stock options or non-qualified stock options. Under this plan there are 3.4 million common shares reserved for issuance of which 1.3 million and 2.0 million were authorized but unissued at December 31, 2003 and 2002, respectively. The Company also maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Under this plan there are
1.8 million common shares reserved for issuance of which 0.8 million and 1.2 million were authorized but unissued at December 31, 2003 and 2002. For both plans, the Compensation and Human Resources Committee of the Board of Directors determines the time or times at which the options will be granted, selects the employees or others to whom options will be granted and determines the number of shares covered by each option, as well as the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms of the option.

The Company also maintains the Non-Employee Directors Stock Option Plan whereby non-employee directors are eligible to be granted non-qualified stock options. Under this plan there are 0.3 million common shares reserved for issuance of which 0.1 million and 0.2 million were authorized but unissued at December 31, 2003 and 2002. In years prior to 2003, options to purchase 10,000 shares of common stock were granted to each newly elected non-employee director and, on the first day of each year, each individual elected and continuing as a non-employee director received an option to purchase 4,000 shares of common stock. Effective as of December 31, 2002, no further grants shall be made under the plan by action of the Board of Directors of the Company.

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2003, 2002 and 2001 is as follows:

                                            2003                               2002                             2001
                               ------------------------------     -----------------------------     -----------------------------
                                                    WEIGHTED                          Weighted                          Weighted
                                                    AVERAGE                            Average                          Average
                                                    EXERCISE                          Exercise                          Exercise
                                  SHARES             PRICE           Shares             Price          Shares            Price
                               -----------        -----------     -----------        ----------     -----------        ----------
Options outstanding,             3,071,567        $     10.03       1,643,033        $    20.76       2,422,067        $    32.29
  beginning of year
Options granted                    104,125               8.36       1,806,241              2.94         307,626             11.66
Options exercised               (1,199,042)             10.27              --                --              --                --
Options canceled                  (465,739)             18.87        (377,707)            22.81      (1,086,660)            43.66
                               -----------        -----------     -----------        ----------     -----------        ----------
Options outstanding,
  end of year                    1,510,911        $      7.00       3,071,567        $    10.03       1,643,033        $    20.76
                               ===========        ===========     ===========        ==========     ===========        ==========
Options exercisable,
  end of year                      326,890        $     18.00       1,117,751        $    19.48         980,898        $    22.92
                               ===========        ===========     ===========        ==========     ===========        ==========

Option price range at end
  of year                               $0.66-$30.18                         $0.66-$54.45                       $8.46-$59.31
Option price range for
  exercised shares                      $0.66 - $20.91                            --                                 --
Options available for grant
  at year end                             685,663                               324,049                           1,816,867
Weighted average fair value
  of options granted during
  the year                                 $9.64                                 $2.94                             $11.66

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

This Offer expired on October 15, 2001. The total amount of cash paid and recognized as compensation expense in 2001 pursuant to the Offer to Exchange was approximately $400 thousand. The individuals that were eligible and elected to participate in the Offer were granted a new option or new options, as applicable, on the first business day, which is at least six months and one day from the cancellation date. The number of shares subject to the new option or new options, as applicable, was equal to one-third of the shares subject to the options tendered and accepted by the Company for cancellation, rounded up to the nearest whole share.

The following table summarizes information about the fixed price stock options outstanding at December 31, 2003.

                                                                                                   Exercisable
                                                    Weighted                            -------------------------------
                                  Number             Average                                Number
                              Outstanding at        Remaining         Weighted          Outstanding at       Weighted
      Range of                 December 31,        Contractual         Average           December 31,         Average
  Exercise Prices                 2003                Life        Exercise Price            2003         Exercise Price
  ---------------             --------------       -----------    --------------        ---------------  --------------
$  0.66 - $   2.10                   363,475         4 years          $  1.84                 67,485        $  1.68
$  2.49 - $   2.83                   237,237         3 years          $  2.74                  4,754        $  2.83
$  3.86 - $   5.23                   517,500         4 years          $  3.89                 11,250        $  3.86
$  5.37 - $  13.22                   166,039         3 years          $  9.28                 40,668        $ 12.03
$ 14.19 - $  30.18                   226,660         2 years          $ 25.14                202,733        $ 25.77
                                   ---------                                                 -------
                                   1,510,911                                                 326,890
                                   ---------                                                 -------

Disclosure of pro forma information regarding net income and earnings per share is required to be presented as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          2003           2002            2001
                                          ----           ----            ----
Risk-free interest rate                   2.47%          2.74%           5.47%
Dividend yield                            0.00%          0.00%           0.00%
Expected volatility                        .85            .84             .74
Expected life of the options (years)      3.20           2.75            2.76

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's shareholders approved the 1999 Brightpoint, Inc. Employee Stock Purchase Plan (ESPP). The ESPP, available to substantially all employees of the Company, is designed to comply with Section 423 of the Internal Revenue Code for employees living in the United States and eligible employees may authorize payroll deductions of up to 10% of their monthly salary to purchase shares of the Company's common stock at 85% of the lower of the fair market value as of the beginning or ending of each month. Each employee is limited to a total monthly payroll deduction of $2,000 for ESPP purchases. The Company reserved 2,000,000 shares for issuance under the ESPP. During 2003, 2002 and 2001, employees made contributions to the ESPP to purchase 6,249, 41,662, and 13,390 shares, respectively, at a weighted-average price of $11.72, $2.65 and $18.41 per share, respectively.

The Company accounts for the Employee Stock Purchase Plan ("ESPP") and the 15% discount offered to employees who purchase shares through the Plan under APB 25. The ESPP meets the four characteristics of a non-compensatory plan under paragraph 7 of APB 25. Accordingly, no compensation expense is recorded for the 15% discount under APB 25.

15. EMPLOYEE SAVINGS PLAN

The Company maintains an employee savings plan, which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After one year of service, the Company matches 50% of employee contributions, up to 6% of each employee's salary in cash. Prior to 2002, the Company matched 25% of employee contributions, up to 6% of each employee's salary in the Company's common stock. In connection with the required match, the Company's contributions to the Plan were $300 thousand, $300 thousand and $200 thousand in 2003, 2002 and 2001, respectively. The employee savings plan was restated in 2001 in order to comply with certain laws that have become effective since the Plan's last amendment. Effective January 1, 2002, the Plan was amended to allow employees to direct the investment of their Company matching contributions in any of the Plan's investment options including Company common stock. Effective May 1, 2002, the plans investment in the Company's common stock fund was closed to new contributions and incoming transfers and participating employees were able to direct their pre-2002 matching contribution accounts either remain invested in Company stock or be transferred to other Plan investment funds.

16. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

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

A complaint was filed on November 23, 2001 against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. An appeal by Lemelson is expected and we continue to dispute these claims and intend to defend this matter vigorously.

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

In September 2003, the Company settled the investigation of certain matters including our accounting treatment of a certain contract entered into with an insurance company conducted by the SEC. Pursuant to the settlement, the Company, without admitting or denying any of the SEC's allegations, consented to the entry of an administrative order to cease and desist from violations of the anti-fraud, books and records, internal controls and periodic reporting provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933. The Company also paid a fine of $450,000 pursuant to an order entered in the United States District Court for the Southern District of New York.

17. RELATED PARTY TRANSACTIONS

         The Company utilizes the services of a third party for the purchase of corporate gifts, promotional items and standard personalized stationery. Mrs. Judy Laikin, the mother of Robert J. Laikin, the Company's Chief Executive Officer, was the owner of this third party until June 1, 2000 and is an independent consultant to this third party. The Company purchased approximately $63,321 and $91,382 of services and products from this third party during 2003 and 2002.

         During the fiscal year ended December 31, 2003 the Company paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $225,415 in service fees and certain insurance premiums, which premiums were forwarded to our respective insurance carriers.

         The Company's Certificate of Incorporation and By-laws provide that it indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company has reimbursed certain of its former executive officers and intends to reimburse its officers and directors for their legal fees and expenses incurred in connection with certain pending litigation and regulatory matters. During 2003 and 2002, pursuant to their respective indemnification agreements with Brightpoint, Inc., $26,606 and $93,280 in legal fees was paid on behalf of Phillip Bounsall and $1,419 and $107,739 in legal fees was paid on behalf of John Delaney.

18. SUBSEQUENT EVENT

On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint (Ireland) Limited ("Brightpoint Ireland") to Celtic Telecom Consultants Ltd. Consideration for the sale consisted of cash of approximately $1.5 million and deferred consideration of approximately $400 thousand, which is expected to be received in March 2004. The Company expects to record a loss in the range of $3.5 million to $4.5 million in the first quarter of 2004 relating to the sale and Brightpoint Ireland's results of operations will be classified as a part of discontinued operations in the Company's consolidated statement of operations. The expected loss includes the non-cash write-off of approximately $1.5 million pertaining to cumulative currency translation adjustments.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2003                                     FIRST             SECOND             THIRD            FOURTH
----                                  -----------        -----------       -----------       -----------
REVENUE                               $   340,190        $   379,406       $   533,706       $   547,072
GROSS PROFIT                               18,797             22,378            27,055            31,993
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                               (2,260)             3,754             5,046             6,415
NET INCOME (LOSS)                          (2,848)             4,317             4,844             5,416

BASIC PER SHARE:
  INCOME (LOSS) FROM CONTINUING
      OPERATIONS                      $     (0.13)       $      0.21       $      0.28       $      0.35
  NET INCOME (LOSS)                   $     (0.16)       $      0.24       $      0.27       $      0.29

DILUTED PER SHARE:
  INCOME (LOSS) FROM CONTINUING
      OPERATIONS                      $     (0.12)       $      0.20       $      0.27       $      0.33
  NET INCOME (LOSS)                   $     (0.15)       $      0.23       $      0.26       $      0.28

2002                                     First             Second             Third             Fourth
----                                  -----------        -----------        -----------       -----------
Revenue                               $   295,107        $   302,521        $   336,761       $   341,678
Gross profit                               16,230             14,454             19,967            21,343
Income (loss) from continuing
  operations                               (3,296)             2,436             11,121             3,543
Net income (loss)                         (47,952)            (5,224)             9,494             1,261

Basic per share:
  Income (loss) from continuing
      operations                      $     (0.18)       $      0.14        $      0.62       $      0.20
  Net income (loss)                   $     (2.67)       $     (0.29)       $      0.53       $      0.07

Diluted per share:
  Income (loss) from continuing
      operations                      $     (0.18)       $      0.14        $      0.62       $      0.20
  Net income (loss)                   $     (2.67)       $     (0.29)       $      0.53       $      0.07

Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company's business in certain markets. The information presented above reflects:

     o the effects of the 3 for 2 common stock splits on October 15, 2003 and August 15, 2003 and the 1 for 7 reverse common stock split on June 27, 2002;

     o the effects of the Richmond, California, facility consolidation charge as more fully described in Note 2;

     o the effects of divestitures and the related change in classification of discontinued operations as more fully described in Note 7 to the Consolidated Financial Statements;

     o the cumulative effect of a change in accounting principle in the first quarter of 2002 as more fully described in Note 1 to the Consolidated Financial Statements;

     o gains on the extinguishment of debt in the first quarter of 2001 and the second, third and fourth quarters of 2002 as described in Note 3 to the Consolidated Financial Statements;

     o and a non-cash investment impairment charge in the third quarter of 2002 as described in Note 4 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Brightpoint is one of the largest dedicated distribution and logistics companies in the global wireless industry. There are many large-scale competitors that provide similar services for multiple industries, however, Brightpoint is one of a few that specialize in the wireless industry and maintains logistics and distribution services within the wireless industry as its core competency.

Brightpoint dedicates the majority of its resources to and generates the majority of its revenues from the provision of distribution and logistics services to customers in the global wireless industry. The primary source of revenue is the handling of the wireless device through either the purchase and resale of the wireless device (distribution) or through the handling of the wireless device on behalf of network operators for a fee (logistics services). The purchase and resale of the wireless device includes the value of the product that generates a relatively higher revenue transaction per unit, while the handling of the device on behalf of a network operator, who generally owns the product, generates a relatively lower revenue transaction per unit in the form of a fee. Therefore, our predominant source of revenue and related cost of revenue is in the distribution of wireless devices, while the provision of logistics services is a lesser source of revenue. In terms of total revenue in 2003, distribution represented 87% and logistics services represented 13%. In terms of wireless devices handled in 2003, distribution represented 53% while logistics services represented 47%. It is important to recognize that although revenue related to logistics services is significantly lower than distribution services, the investment in working capital and the risk related to working capital is significantly lower. In addition to sales of wireless devices, distribution revenue includes sales of wireless accessories. Included in logistics services are an array of services that do not necessarily include the handling of the wireless device. These include, but are not limited to, the purchase and resale or the handling for a fee of prepaid wireless services recharge cards, activation services, the handling of accessories, call center services, and the provision of credit management services.

Our revenues are significantly influenced by growth in the total number of wireless devices sold to subscribers globally by the entire industry. In 2003, it is estimated that 471 million wireless devices were sold to subscribers. This is up 18% from 2002. The total number of wireless devices handled by us grew by 34% from 2002. Our growth rate will be explained further in this section. In prior years, the majority of wireless devices sold were to new subscribers as wireless services proliferated throughout the world. Recently, the trend has shifted more toward replacement wireless devices purchased by existing subscribers. The limited operating life of wireless devices, combined with the introduction of more fully-featured wireless devices by manufacturers and the promotional activity of network operators to motivate subscribers to switch networks or add services to subscriber plans, which generally require or include a new wireless device, have been underlying causes for the shift to replacement sales. Within the industry this trend is commonly referred to as the "replacement cycle."

We are organized geographically where our operating divisions focus solely on their respective geographies. Our divisions are: Asia-Pacific, the Americas, and Europe, which are led by divisional presidents. We have 14 distribution centers (three of which are outsourced to third parties) in 13 countries worldwide. As of December 31, 2003, we had 1,153 employees and 407 full-time equivalent temporary workers.

AREAS OF MANAGEMENT FOCUS

We focus a great deal of our time on growing the volume of wireless devices handled. We are indifferent as to whether they are handled via distribution sales or logistics services. Both channels generate operating margins for the Company and we believe we currently have a diversified sales mix. Earning an adequate gross margin on both sets of transactions is important to us. Improving our operating efficiencies and consequently reducing our average cost per transaction is essential to our profitability and prospects for earnings growth. We measure our business entities by operating income growth, which incorporates the elements described above.

Profitability in the context of capital efficiency is important to us. We measure this concept with a metric entitled return on invested capital from operations ("ROIC"). We look at our operating income from continuing operations, excluding unusual items, such as the 2003 facility consolidation charges incurred, and apply an estimated income tax rate and compare this net result to a simple average of capital employed during the period. In our case, capital employed is stockholders' equity and gross debt. Related to this view is cash flow. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is how we measure our business' ability to generate cash. EBITDA is a non-GAAP financial measure. Change in our cash conversion cycle is an indicator whether we are increasing or decreasing our working capital excluding debt. In certain instances, increases in our working capital excluding debt are contributory to the success of the business; therefore, an increase in the cash conversion cycle may not necessarily be a negative indicator. To position the Company for future growth opportunities and to confront unanticipated adversity, we have been highly focused on cash and borrowing availability. We utilize a metric we call liquidity, which is the summation of unrestricted, and therefore available, cash and unused borrowing availability. We are currently using a portion of our liquidity to invest in India and are contemplating investing in other geographic regions.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers, and employees. We believe that these relationships are vital to the success of the Company and will continue to dedicate a significant amount of time in this area.

Other areas that we focus on include management execution, quality, risk management, employee development, legal and ethical compliance, and corporate governance.

We believe the ultimate beneficiary of the areas of focus above is the shareholder and we keep the shareholder at the forefront of our discussions and decision-making.

KEY INDICATORS OF PERFORMANCE

Key indicators of performance for the Company, which are referred to further in this discussion, include:

     o   Wireless devices handled

     o   Revenue growth

     o   Gross margin percent

     o Selling, general and administrative expenses ("SG&A") as a percent of revenue

     o   Operating income growth

     o Cash conversion cycle, which includes days sales outstanding, days inventory on-hand, and days payables outstanding

     o   Net cash provided by operating activities

     o   ROIC

     o   Liquidity

TRENDS, CHALLENGES, RISKS AND GROWTH OPPORTUNITIES

Wireless industry trends, challenges, risks and growth opportunities include:

     o Maturation of the industry. It is estimated that there are 1.3 billion wireless subscribers worldwide - an amount greater than wireline subscribers. Penetration rates are as high as 83% in Western Europe and 69% in key Asian markets. In the United States, the penetration rate is approximately 56%. Developing markets such as India, China, and Eastern Europe still have relatively lower penetration rates, however, they are growing rapidly. As global penetration rates increase, the wireless device industry will rely more upon the replacement of wireless devices by existing subscribers. The implications for the Company are that replacement sales are becoming a more significant source of revenue. The risks include the predictability of replacement cycles across various markets. We believe that we are currently operating in an environment of increasing replacement sales, which contributed to our growth in 2003. There are no assurances this trend will continue in the future.

     o Recent growth in wireless device sales. In 2002, the wireless device industry experienced a modest decline of less than 1%. In 2003, wireless device sales grew by approximately 18% and current forecasts by industry analysts expect growth rates of approximately 11%. A rapid decline in wireless device sales growth could negatively impact the Company's revenues. Higher than anticipated growth in demand could strain our resources and affect our ability to meet unanticipated demand.

     o Availability of product and channel inventory. Early in 2003, the effect of the SARS virus caused an oversupply of inventory, both finished goods and raw materials, in the industry in Asia. This modestly affected the Company in the first half of 2003. Excess supply conditions can reduce the market price of the products we sell and therefore affect our ability to generate sales, gross margins at historical levels and could also affect the value of our inventory. Conversely, in the second half of 2003, manufacturers were unable to respond to an unanticipated increase in demand on a timely basis; therefore, we, as well as others in the industry, experienced product supply constraints that affected our ability to fully deliver products that were requested by our customers. We are unable to quantify these effects. It is difficult to predict demand patterns and supply conditions, which can affect our ability to meet demand or sell products at acceptable gross margins.

     o Decline in average selling prices. It is estimated that the industry's average selling price for wireless devices declines by approximately 10% to 15% per year. Although manufacturers have been adding features and functionality to wireless devices to offset industry trends toward average selling price erosion, we believe the trend of price declines will continue. This can affect the Company's revenue since the average selling price in conjunction with the volumes we sell are direct components of our revenue. Product sales mix can affect our average selling prices. Certain markets where we operate in the Asia-Pacific division tend to demand lower priced products and the higher growth rates we experienced in the Asia-Pacific division have affected our consolidated average selling prices for wireless devices.

Company specific trends, challenges, risks and growth opportunities include:

     o Unit and revenue growth. In 2003, the Company experienced 34% growth in wireless devices handled and 41% growth in revenue. Our growth in the Asia-Pacific division and, to a lesser extent, in the Americas division, were key contributors to the Company's overall growth. Although we have incorporated growth elements in our strategy, we do not anticipate growing our revenue at the same rate in future periods.

     o Earnings growth. The Company incurred significant losses in 2001 and in 2002. The Company has established a recent trend, beginning in late 2002, of quarterly earnings growth and stability. Our strategy incorporates growth elements for revenue and our operating plans incorporate improvements in efficiencies, which we hope will result in continued earnings growth. However, there can be no assurances this trend will continue. As we may potentially invest in growth opportunities in new markets and assume additional risks, our earnings trend may alter.

     o Reduction in our cash conversion cycle. We have reduced our average annual cash conversion cycle from 20 days in 2001 to 12 days in 2002 and to 3 days in 2003. This was as a result of focus on managing our balance sheet and cash balances. Historical high levels of debt and the March 11, 2003 put option feature in our Convertible Notes necessitated this level of focus. Positioning the Company for future growth motivated us to pursue this trend. A cash conversion cycle of 3 days is an unusually low number for a distribution company. As we may potentially invest in future growth opportunities in new markets and assume additional risks, the cash conversion cycle may increase. Additionally, our performance in this area is dependent upon, but not limited to, customer payment patterns, suppliers' terms and conditions, our ability to manage our inventory, and our ability to sell accounts receivables in certain markets.

     o Net cash provided by operating activities. We have been able to generate positive operating cash flow for 7 quarters in a row through the fourth quarter of 2003. As we may potentially invest in growth opportunities in new markets and assume additional risks, our cash flow trends may alter.

     o Reduction of Debt. We have reduced our total debt from $166 million in 2001 to $22 million in 2002 and to $16 million in 2003 as of December 31 of the respective years. A key metric of ours, gross-debt-to-total-capitalization ratio, has reduced from 53% in 2001 to 16% in 2002 and to 10% in 2003, as measured by the December 31 dates of the respective years. Currently, we do not anticipate a material increase in our debt level, however, we would consider using debt to finance growth opportunities.

     o Improvements in ROIC from operations. In 2002, our ROIC was less than 1%. On a quarterly basis, we have been able to improve our annualized quarterly ROIC in the fourth quarter of 2003 to 21% and for the full year 2003 to 15%. This will continue to be a focus area for us; however, there are no assurances this trend will continue. Additionally, we have noticed seasonal patterns in annualized ROIC. In the fourth quarter, we have historically been able to achieve a higher level of annualized ROIC; while in the first quarter, we have historically achieved significantly lower results.

     o Sales mix shift between product distribution and logistics services. Over the past several years, we have been growing our fee-based logistics services business such that it has become a significant portion of our revenue generating activity. Our offering includes services associated with wireless devices and non-wireless device products such as accessories and prepaid recharge cards. A significant portion of the activity in this business is the handling of wireless devices. The revenue associated with the services related to wireless devices generally excludes the value of the product and is in the form of a fee that is generally less than $15 per unit. Distribution revenue, on the other hand, includes the value of the product, which had an average selling price of $137 per unit in 2003. We focus on the handling of wireless devices regardless of whether they are handled as a logistics service or a distribution sale. The disparity in revenue per unit between a logistics service unit and a distribution sale unit combined with shifts in sales mix have created sensitivity in historical revenue patterns. When percentage unit sales mix has shifted from fee-based logistics services toward product distribution sales, we have seen higher percentage increases in revenue relative to the increases in wireless devices handled. Conversely, when percentage unit sales mix has shifted from product distribution sales toward fee-based logistics services, we have seen lower percentage increases in revenue relative to the increases in wireless devices handled. For this reason, we place a high importance on total wireless devices handled in measuring the growth of our business. In 2003, distribution represented 53% while logistics services represented 47% of wireless devices handled. In terms of total revenue, distribution represented 87% and logistics services represented 13%. Our total revenue grew by 41% in 2003 as compared to 2002, while the wireless devices handled grew by 34% in the same period. This difference in growth rates was influenced by a sales mix shift toward product distribution. We expect this sensitivity to continue in future periods and cannot provide indications of expected trends toward logistics services or distribution sales.

     o The strengthening of foreign currencies relative to the U.S. dollar. 38% of our revenue in 2003 was denominated in foreign currencies. Our total revenue in 2003 grew by 41% as compared to 2002. Seven percentage points were attributable to the strengthening of foreign currencies relative to the U.S. dollar. This effect had a favorable impact on our operating income. Should the recent trends in currency exchange rates take a reverse direction, the effect could be unfavorable to the Company. Although we hedge transactional currency risk, we do not hedge foreign currency revenue or operating income. We also do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss.

     o Recent growth of our Brightpoint Asia Limited business. We have experienced significant growth rates in our Brightpoint Asia Limited business within the past two years. This business sells products to exporters based in Hong Kong and Singapore. Variables that affect our customers or suppliers, such as changes in import tariffs, duties, and currency exchange rates, may adversely affect our operating results. Additionally, our customers may find alternative sources of supply, which may affect their purchasing patterns and have an adverse affect on our operating results.

There are many inherent risks and challenges in the trends described above. Also, please refer to the Business Risk Factors section. We plan on continuing to focus on volume and revenue growth opportunities, managing our gross margin and cost structure, and consequently, potential growth in operating income. We plan on continuing to focus on capital efficiency as measured by ROIC and the cash conversion cycle. Cash and cash flow will continue to be a focus area for us. Additionally, we plan on continuing our focus on customer, supplier, and employee relationships, management execution, quality, risk management, employee development, legal and ethical compliance, and corporate governance.

Potential growth opportunities include:

     o   Continued expansion in the India market

     o   Entry into certain European markets

     o Gaining market share in existing markets through customer acquisition and retention

     o   Acquisition of businesses in current markets

     o   Expansion of our product and service offerings

IMPACT OF INFLATION

For 2003, inflation did not have a significant impact on our overall operating results.

CRITICAL ACCOUNTING ESTIMATES

PRODUCT COSTS

We recognized $1.6 billion in product costs sold in 2003. On December 31, 2003, we carried $109 million of inventory. Included in our inventory are estimates of reductions of inventory value due to lower market prices than our original purchase prices, estimates for excess inventory and obsolescence risks, supplier incentives earned through purchases but unrealized pending the sale of the related products and estimates for capitalized operating costs related to the handling of inventory. As of December 31, 2003, our total inventory allowance balance was $5.0 million and the total amount of capitalized operating costs were $638 thousand. Included in our cost of goods sold are estimates of supplier incentives associated with products sold, the changes in inventory allowance accounts that result from the actual disposition of products during the period, changes in the capitalization of operating costs, and estimates for freight costs. These estimates are dependent upon monthly and quarterly processes we undertake throughout our operations worldwide. Rapidly changing market conditions may affect the market value of inventory that we have on hand. Because we do not have complete knowledge of the projected disposition of products either through sales to customers, returns to suppliers, or through liquidators, actual results may vary from our estimates.

ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS AND RELATED PROVISIONS

We provide credit to certain customers in the ordinary course of business. Through credit analysis processes, credit insurance, and letters of credit, we try to mitigate the risk associated with providing credit. We are unable to cover our risk entirely and are exposed to potential payment defaults by our customers. We estimate the probable loss on specific accounts. As of December 31, 2003, the allowance for doubtful accounts totaled $7.7 million. Because we do not have complete knowledge on the projected collectibility of amounts owed to us by customers, actual results may vary from our estimates.

IMPAIRMENT LOSSES AND CUMULATIVE EFFECT OF CHANGE OF ACCOUNTING PRINCIPLE

In 2002, we recorded a $41 million charge related to the adoption of SFAS 142, Goodwill and Other Intangible Assets. This required certain processes of impairment testing, which relied upon our estimates of future cash flows of investments. Each year we conduct impairment tests of those investments, which include goodwill and intangibles that also utilize our estimates of future cash flows. Actual results may vary from our estimates. Additionally, in 2002 we recorded an $8.3 million impairment loss on a long-term investment for preference shares that we own in a Hong-Kong based logistics and distribution company, Chinatron. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002. Management currently estimates there was no gross unrealized holding gain on this security. The actual economic value realized from this investment may vary from our estimates.

DISCONTINUED OPERATIONS

When we discontinue an operation, we estimate the net realizable value of the operation's assets and estimate any additional liabilities, other than wind-down costs, that result from the decision to discontinue. As we liquidate the assets, the actual realizable amounts may be different from those originally estimated. As we pay down liabilities, new and unforeseen claims may arise on the discontinued legal entity.

DEFERRED TAXES AND EFFECTIVE TAX RATES

We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.

For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

RESULTS OF OPERATIONS - 2003 COMPARISON TO 2002

REVENUE AND WIRELESS DEVICES HANDLED

Wireless Devices Handled by Division:

(Amounts in 000s)                                                   YEAR ENDED
                                        ----------------------------------------------------------------      Change from
                                        December 31,       % of            December 31,         % of             2002 to
                                            2003            Total              2002             Total              2003
                                        ------------     ------------      ------------     ------------      ------------
Asia-Pacific                                   6,940               34%            3,189               21%              118%
The Americas                                  12,403               61%           10,969               72%               13%
Europe                                           996                5%              993                7%               --
                                        ------------     ------------      ------------     ------------      ------------
    Total                                     20,339              100%           15,151              100%               34%
                                        ============     ============      ============     ============      ============

Wireless Devices Handled by Service Line:

(Amounts in 000s)                                                   YEAR ENDED
                                        ----------------------------------------------------------------      Change from
                                        December 31,       % of            December 31,         % of             2002 to
                                            2003            Total              2002             Total              2003
                                        ------------     ------------      ------------     ------------      ------------
Sales of wireless devices                     10,837               53%            7,150               47%               52%
Integrated logistics services                  9,502               47%            8,001               53%               19%
                                        ------------     ------------      ------------     ------------      ------------
    Total                                     20,339              100%           15,151              100%               34%
                                        ============     ============      ============     ============      ============

Worldwide shipments of wireless devices grew approximately 18% to 471 million devices in 2003, according to industry analysts. The industry generally experienced improving economic conditions worldwide as compared to 2002, which was more noticeably felt in the second half of 2003. In conjunction with an improved economic environment, wireless device manufacturers were active in launching new products with added features and functionality such as color screens, embedded cameras, music playback, video gaming, internet and e-mail access, and generally improved appearance and ergonomics (commonly referred to as form factors). In parallel, many network operators launched additional services that utilized the added functionality of the wireless devices. Services include multimedia messaging, which allows a subscriber to send a digital image or digital video recording to another subscriber or an email address and access to internet web sites. In 2003, network operators were active in promoting their services and wireless device offerings. The three factors described above: improving economic conditions, more fully-featured wireless devices, and network operators' service offering expansion and related promotional activity have motivated many subscribers to replace their aging wireless devices. Network operators have also engaged in promotional activity to attract subscribers from competing networks. In many markets, the act of switching networks by a subscriber is generally accompanied with the acquisition of a new wireless device. Emerging markets, such as India, where penetration rates have been historically lower than industrialized markets, generally experienced high growth rates in subscriber acquisition, which drove high growth rates in wireless device sales. These events contributed to our growth in wireless devices handled.

For the Company, wireless devices handled grew by 34% in 2003, as compared to 2002. Strong demand for our products and services in the Asia Pacific division, combined with our entry into the India market in the third quarter of 2003, were significant contributors to our growth. For the Asia-Pacific division, wireless devices handled grew by 118%, as compared to 2002. The Americas division, which handled 61% of the wireless devices for the Company in 2003, grew by 13%. Network operator customers of our integrated logistics services business in the U.S., particularly those that target the prepaid wireless segment, experienced high levels of demand and consequently increased our volumes as compared to 2002. These volumes were partially offset by reduced sales in our U.S. distribution business, which was negatively impacted by a lack of CDMA products available to us from our primary supplier. The Europe division experienced no growth in wireless devices handled. Continued growth related to our entry in the Norway market in 2002 was partially offset by a decline in volume in the Ireland market. An exclusive agreement with a network operator in Ireland expired and was not renewed in late 2002 and consequently we lost market share to new entrants in a certain segment of the Ireland market.

We experienced higher growth rates in wireless devices handled in the second half of 2003 as compared to the first half of 2003. The spread of the SARS virus throughout the Asia-Pacific region modestly and negatively affected our Asia-Pacific division; global uncertainty revolving around the Iraq War negatively affected many markets; and a harsh winter in the U.S. and the lack of CDMA products from a certain supplier negatively affected the Americas division. All of these events, which did not prevail in the second half of 2003, negatively affected our growth in wireless devices handled. In the first half of 2003, wireless devices grew by 12% over the same period in the prior year (primarily the Asia-Pacific division) and in the second half of 2003, which included our entry into the India market, wireless devices handled grew by 54%. In the second half of 2003, many manufacturers were unable to respond to an unanticipated increase in demand and therefore, we experienced supply constraints for certain products. We are unable to quantify the effect of these constraints on our business.

Revenue by Division:

(Amounts in 000s)                                                   YEAR ENDED
                                        ----------------------------------------------------------------      Change from
                                        December 31,       % of            December 31,         % of             2002 to
                                            2003            Total              2002             Total              2003
                                        ------------     ------------      ------------     ------------      ------------
Asia-Pacific                            $    995,798               55%     $    527,499               41%               89%
The Americas                                 469,618               26%          493,203               39%               (5%)
Europe                                       334,958               19%          255,365               20%               31%
                                        ------------     ------------      ------------     ------------      ------------
    Total                               $  1,800,374              100%     $  1,276,067              100%               41%
                                        ============     ============      ============     ============      ============

Revenue by Service Line:

(Amounts in 000s)                                                   YEAR ENDED
                                        ----------------------------------------------------------------      Change from
                                        December 31,       % of            December 31,         % of             2002 to
                                            2003            Total              2002             Total              2003
                                        ------------     ------------      ------------     ------------      ------------
Product distribution                    $  1,573,500               87%     $  1,089,534               85%               44%
Integrated logistics services                226,874               13%          186,533               15%               22%
                                        ------------     ------------      ------------     ------------      ------------
    Total                               $  1,800,374              100%     $  1,276,067              100%               41%
                                        ============     ============      ============     ============      ============

Total revenue grew by 41%, which was driven by a 44% growth rate of wireless devices sold through our distribution businesses. As discussed above, the Asia-Pacific division, which is primarily composed of distribution businesses, experienced significant growth in wireless devices handled and was a key contributor to our revenue growth.

Product distribution revenue grew by 44%. Separating the effect of fluctuating foreign currency exchange rates, the average selling price of wireless devices sold through our distribution businesses declined by 4%. In local currency terms, a 20% decline in the average selling price in the Asia-Pacific division, primarily caused by the sale of low-end wireless devices in India, was partially offset by 8% and 10% increases in average selling prices in the Americas and Europe divisions, respectively. The high growth in the Asia-Pacific division's wireless device sales minimized the effect the decrease in average selling price had on product distribution revenue. The increase in average selling price in the Americas division increased product distribution revenue for wireless devices, despite a decline in wireless devices sold. The shift of an accessory program for a key customer from product distribution to fee-based logistics services reduced the Americas distribution revenue by approximately $24 million, which contributed to the overall decline in the Americas revenue in 2003. The Europe division's increase in average selling price on flat wireless devices growth, combined with additional sales of accessories, increased our total product distribution revenue. The increase in average selling prices in the Americas and Europe divisions is due to the sale of more fully-featured and functional wireless devices. The strengthening of foreign currencies relative to the U.S. dollar, which primarily affected the Europe division and to a lesser extent, the Asia-Pacific division, increased average selling prices by 4%.

Logistics services revenue increased by 22%. An increase in the sales of prepaid wireless airtime in Europe contributed to this increase. Although the Americas division was able to increase its wireless devices handled through logistics services by 21%, price reductions related to certain customers significantly offset any notable revenue gains. As described above, network operator customers in the U.S., particularly those that target the prepaid wireless segment, experienced high levels of demand and consequently increased our volumes as compared to 2002.

The effect of the strengthening of foreign currencies relative to the U.S. dollar contributed to 7 percentage points of the 41% total revenue increase. This effect accounted for 20 percentage points of the 31% revenue increase for the Europe division and 8 percentage points of the 89% increase in the Asia-Pacific Division.

GROSS PROFIT AND GROSS MARGIN

Gross Profit by Service Line:

(Amounts in 000s)                                                   YEAR ENDED
                                        ----------------------------------------------------------------      Change from
                                        December 31,       % of            December 31,         % of             2002 to
                                            2003            Total              2002             Total              2003
                                        ------------     ------------      ------------     ------------      ------------
Product distribution                    $     54,372               54%     $     29,316               41%               85%
Integrated logistics services                 45,851               46%           42,678               59%                7%
                                        ------------     ------------      ------------     ------------      ------------
    Total                               $    100,223              100%     $     71,994              100%               39%
                                        ============     ============      ============     ============      ============

Gross Margin by Service Line:

                                           YEAR ENDED
                                  --------------------------------       Change from
(Amounts in 000s)                 December 31,       December 31,         2002 to
                                      2003               2002               2003
                                  -------------      -------------      -------------
Product distribution                        3.5%               2.7%               0.8% points
Integrated logistics services              20.2%              22.9%              (2.7)% points
                                  -------------      -------------            -------
    Total                                   5.6%               5.6%               0.0% points
                                  =============      =============            =======

The 39% increase in gross profit is primarily attributable to a 34% increase in wireless devices handled and a 41% increase in total revenue from 2002.

The Americas and Europe divisions improved their gross margin performance, which was primarily in product distribution. These improvements were offset by the weighting effect of the increased proportion of total revenue of the Asia-Pacific division, which historically operated with a relatively lower gross margin percent. In 2002, the Asia-Pacific division's total revenue accounted for 41% of total revenue, while in 2003 the proportion was 55%. Additionally, in 2003 the Asia-Pacific division entered into the India market and sold significant volumes of low-end lower gross margin CDMA wireless devices and experienced a general reduction in supplier incentives, which reduced its gross margin and partially offset gross profit growth.

The 85% increase in gross profit related to product distribution revenue is primarily attributable to a 52% increase in wireless devices handled and a 44% increase in product distribution revenue from 2002. The higher rate of growth in gross profit as compared to revenue is attributable to the 0.8 percentage point improvement in gross margin. In 2002, demand was relatively low which induced some pricing pressure for wireless devices, we incurred $3.6 million in inventory valuation adjustments primarily related to writing down inventory to its net realizable value in Germany and the U.S., and we recognized a $2.6 million loss related to a minimum purchase obligation to an accessories supplier in the U.S. These unfavorable events or similar events of a material nature did not occur in 2003. Additionally, an improved selling-price environment and strengthened inventory controls contributed to our improved gross margin performance in 2003.

The 7% increase in gross profit in logistics services is attributable to a 22% increase in revenue, partially offset by a 2.7 percentage point decline in gross margin. Although the Americas division was able to increase its wireless devices handled through logistics services by 21%, price reductions related to certain customers significantly offset gross profit increases related to volume. The Americas division was able to reduce their operating costs to significantly offset the price reductions. Additionally, in 2003 the Americas division consolidated its Richmond, California, call center with its Plainfield, Indiana, call center. By utilizing existing infrastructure in Plainfield, we originally expected to realize pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million annually. We believe we have met these expected cost savings.. The Europe division experienced a 39% increase in the sale of prepaid wireless airtime, which contributed to the revenue and gross profit increase in logistics services, however, due to its generally lower gross margin as compared to other logistics services gross margins, it had an unfavorable effect on the overall gross margin percent.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                              YEAR ENDED
                                    ------------------------------------            Change from
(Amounts in 000s)                   December 31,            December 31,               2002 to
                                        2003                    2002                    2003
                                    ------------            ------------           -------------
SG&A expenses                           $73,867               $71,247                 4%
Percentage of revenue                       4.1%                  5.6%             (1.5)% points

SG&A expenses increased 4% in 2003 in conjunction with a 41% increase in revenue. Cost reduction action such as reductions in force, the consolidation of corporate offices with our North America facility in Plainfield, Indiana, and tight controls on spending helped contain our spending growth to 4%. The reduction of accessory programs in our North America business where selling commissions were paid to network operators on accessory sales through their channels reduced SG&A expenses by approximately $3 million. Offsetting our spending decreases were variable costs related to the revenue and operating income increases, which included variable compensation expenses, travel and entertainment, entry into the India market, and growth of our business in Norway. The strengthening of foreign currencies relative to the U.S.

dollar had an estimated $3.8 million unfavorable effect on SG&A. In 2002, SG&A expenses included $1.5 million in employee separation costs.

As a percent of revenue, SG&A expenses were reduced from 5.6% to 4.1%. The 41% increase in revenue, combined with a 4% increase in SG&A expenses drove the decrease.

FACILITY CONSOLIDATION CHARGE

During 2003, we consolidated our Richmond, California, call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We completed the consolidation of the facility in April of 2003 and have been engaged in a search for a sub-lessee of the premises. During 2003, the Company recorded a pre-tax charge of $5.5 million which includes approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. By utilizing existing infrastructure in Plainfield, we originally expected to realize pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million annually. We believe we have met these expected cost savings. In 2003, total cash outflows relating to the charge were approximately $1.3 million. At this time, the Company does not expect to incur significant additional costs related to the facility consolidation. However, if the Company is unsuccessful in terminating the liability, finding a sub-lessee or if the terms of any sublease are less than the revised estimate, the Company may incur additional expenses.

OPERATING INCOME

Operating Income by Division:

(Amounts in 000s)                  YEAR ENDED
                   -----------------------------------------------    Change from
                   December 31,   % of      December 31,    % of        2002 to
                       2003       Total         2002        Total         2003
                   ------------  -------    ------------   -------    -----------
Asia-Pacific         $14,088          68%     $ 6,465          N/M          118%
The Americas (1)       3,621          17%      (2,030)         N/M          N/M
Europe                 3,186          15%      (3,688)         N/M          N/M
                     -------     -------      -------      -------      -------
    Total            $20,895         100%     $   747          100%         N/M
                     =======     =======      =======      =======      =======

N/M: Not Meaningful

Operating Income as a Percent of Revenue by Division:

(Amounts in 000s)              YEAR ENDED
                      -----------------------------            Change from
                      December 31,     December 31,              2002 to
                          2003             2002                    2003
                      ------------     ------------            -----------
Asia-Pacific             1.4%               1.2%               0.2% points
The Americas (1)         0.8%              (0.4%)              1.2% points
Europe                   1.0%              (1.4%)              2.4% points
                         ----              ----                ---
    Total                1.2%               0.1%               1.1% points
                         ===               ====                ===

(1) Includes a facility consolidation charge of $5.5 million.

Operating income grew substantially from 2002. Overall, the 39% increase in gross profit from $72 million to $100 million primarily caused by a 41% increase in revenue, coupled with limited growth in

SG&A expenses (4%) were the primary contributors to the increase. Facilities consolidation charges of $5.5 million in the Americas division partially reduced our growth in operating income.

The 89% growth in revenue in the Asia-Pacific division, partially offset by a decline in gross margin, in conjunction with a reduction in SG&A expenses as a percent of revenue were the primary drivers behind its operating income growth of 118%. Strong demand for our products and services, combined with our entry into India in the third quarter of 2003 were the principal causes for our revenue growth. Gross margin declined in the Asia-Pacific division due to the sale of significant volumes of low-end CDMA products in India and a general reduction in suppler incentives.

Although the Americas division's revenue declined by 5%, a 21% increase in wireless devices handled through fee-based logistics services, combined with cost reduction action taken in 2002 and 2003 and improved product cost management contributed to the $5.6 million improvement in operating income. The $5.5 million facility consolidation charge related to the consolidation of its Richmond, California, call center with its Plainfield, Indiana, call center partially offset this improvement.

The Europe division experienced a 31% increase in revenue. The strengthening of European currencies relative to the U.S. dollar contributed to 20 percentage points of the revenue increase. Operating expenses, including cost of good sold, were negatively affected by European currency rate movement. The net effect on operating income was a benefit of approximate $1 million. In local currency terms, revenue grew by 11%, which was derived from increased sales of prepaid wireless airtime and a 10% increase in average selling prices for wireless devices sold. In 2002, our Germany operation incurred significant losses related to inventory write-downs and excessive cost structure. In 2003, our Germany operation grew its revenue by 42%, significantly reduced its cost structure, and generated an operating income in the fourth quarter of 2003. Operating losses incurred by our Ireland operation partially offset the overall improvements in operating income in our other European businesses. An exclusive agreement with a network operator expired and was not renewed in late 2002, consequently, we lost market share to new entrants in a certain segment of the Ireland market.

NET INTEREST EXPENSE

Net Interest Expense:

                                  YEAR ENDED
                          ------------------------------       Change from
(Amounts in 000s)         December 31,      December 31,         2002 to
                              2003              2002               2003
                          ------------      ------------      -------------
Net interest expense           $1,146           $5,899         (81%)
Percentage of revenue             0.1%             0.5%       (0.4)% points

                                                 OUTSTANDING AT DECEMBER 31
                                              ----------------------------------
SUMMARY OF SHORT-TERM AND LONG-TERM DEBT        2003         2002         2001
----------------------------------------      --------     --------     --------
Lines of Credit - Asia-Pacific                $ 16,171     $ 10,052     $  4,440
                - The Americas                      --           --       24,160
                - Europe                            36           51        6,142
Convertible Notes                                   --       12,017      131,647
                                              --------     --------     --------
  Total                                       $ 16,207     $ 22,120     $166,389
                                              ========     ========     ========

Net interest expense declined by $4.8 million, or 81%, from 2002. This reduction is a result of the Company significantly reducing its overall debt. On December 31, 2001, the Company had $132 million of accreted value in Convertible Notes outstanding and $34 million in other debt for a total of $166 million in total debt. This total debt represented a gross-debt-to-total-capitalization ratio of 53%. During 2002, the Company generated $70 million in net cash from operating activities and used the proceeds toward the repurchase $120 million of accreted value in Convertible Notes for $75 million in cash and the reduction of other debt by $25 million. Through the repurchase of the Convertible Notes, we realized a gain of $44 million, which is reported as a gain on the extinguishment of debt. These repurchases were made during the second, third, and fourth quarters of 2002. During 2003, we repurchased the remaining outstanding Convertible Notes ($12.0 million in accreted value) and increased our other debt from $10.1 million to $16.2 million. Our total debt decreased from $22 million on December 31, 2002, to $16.2 on December 31, 2003, representing a decrease in our gross-debt-to-total-capitalization ratio from 16% to 10%.

IMPAIRMENT ON LONG-TERM INVESTMENT

In 2003, we incurred no impairment losses on our long-term investment. The Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002.

During the second half of 2001, we experienced lower than desired operating results and returns on invested capital in our Brightpoint China Limited operation primarily due to: i) continuing migration of Brightpoint China's business from Hong Kong to mainland China ii) continuing reliance on a single supplier for products within China with no exclusive product lines and iii) the level of invested capital required to conduct this business was substantial considering the risk of operating in China. A number of alternatives were considered with respect to decreasing our financial and economic exposure to the China market and as a result, in January 2002, we formed a joint venture with Chinatron through their purchase of a 50% interest in Brightpoint China Limited, which was at the time our wholly-owned subsidiary. In this transaction, we granted Chinatron the option to purchase an additional 30% interest in this subsidiary. We received 6,414,607 Chinatron Class B Preference Shares with a face value of $10 million convertible into 10% of the issued and outstanding ordinary shares of Chinatron as consideration. At the formation of the joint venture, Brightpoint China Limited had a net book value of $18.8 million. In March of 2002, rather than exercising its option, Chinatron offered to purchase our remaining interest in Brightpoint China Limited for 7,928,166 Chinatron Class B Preference Shares with a face value of $11 million that were convertible into 11% of the issued and outstanding ordinary shares in Chinatron. This transaction closed in April 2002, bringing our aggregate holdings in Chinatron to 14,342,773 Class B Preference Shares with an aggregate face value of $21 million that were convertible into 19.9% of the issued and outstanding ordinary shares of Chinatron. The net book value of Brightpoint China Limited at the time of the sale of remaining 50% interest in Brightpoint China Limited was $5.2 million. At the time of the formation of the joint venture, the Company was not aware that the actual value of the Chinatron Class B Preference Shares was significantly below the face value because the Company had not yet completed a valuation of the shares.

When the Company's internal valuations and analyses were completed, we estimated a fair market value of $10.3 million for our aggregate holdings of 14,342,773 Chinatron Class B Preference Shares with a face value of $21 million. As of June 30, 2002, we believed the Chinatron Class B Preference Shares continued to have an estimated fair market value of approximately $10.3 million.

During the third quarter of 2002, Chinatron sought to raise additional capital to fund its operations and meet its business objectives. In September and October of 2002, because of our own liquidity constraints and to help Chinatron secure funding from other parties, which we believed would improve Chinatron's ability to honor its remaining debt obligations of the Chinatron Class B Preference Shares owned by us, we waived our right to participate in these capital-raising activities, waived our right to require Chinatron to redeem a portion of the Class B Preference Shares and agreed to modify the conversion ratio of the preference shares. Collectively, these actions reduced our ownership interest in Chinatron from 19.9% to less than 1%. However, all other rights of the Chinatron Class B Preference Shares, including our right to require Chinatron to redeem all or a portion of the Chinatron Class B Preference Shares under certain circumstances, remained.

As discussed in greater detail in Note 4 to the Consolidated Financial Statements, we recorded a non-cash impairment charge during the third quarter of 2002 of $8.3 million relating to our investment in the Chinatron Class B Preference Shares. Management is responsible for estimating the value of the Chinatron Class B Preference Shares. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002. Management currently estimates there was no gross unrealized holding gain on this security. See Notes 4 and 7 to the Consolidated Financial Statements for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

OTHER EXPENSES

                                               YEAR ENDED
                                       --------------------------   Change from
(Amounts in 000s)                      December 31,  December 31,    2002 to
                                          2003           2002          2003
                                       ------------  ------------  ------------
Other expenses                           $2,488      $1,936         28%
Percentage of revenue                       0.1%        0.2%       0.1% points

Other expenses increased by $552 thousand, or 28%. This line item is composed of the cost on the sale of certain receivables to financial institutions conducted routinely throughout the year by certain subsidiaries, fines and penalties, and other items that are not operating expenses. The cost on the sale of certain receivables was $1.4 million and $1.9 million for 2003 and 2002, respectively. Total receivables sold were $280 million and $218 million during 2003 and 2002, respectively. Included in other expenses in 2003 was a $450 thousand fine paid in connection with the Company's settlement with the SEC.

INCOME TAX EXPENSE

                                 YEAR ENDED
                         ---------------------------     Change from
(Amounts in 000s)        December 31,   December 31,        2002 to
                             2003           2002             2003
                         ------------   ------------   ---------------
Income tax expense            $3,965       $15,180        (74%)
Effective tax rate              23.5%         52.4%     (28.9)% points

The effective tax rate for 2003 was 23.5%. This differs from the United States Federal income tax rate of 35% due to a significant portion of the Company's taxable income having been generated in jurisdictions, which have lower tax rates. In 2003, the reduction in the effective tax rate was partially offset by the recognition of valuation allowances for the tax benefit of net operating losses for three subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. This compares to an effective tax rate of 52% recorded in 2002. In 2002, the Company incurred a $44.4 million gain on extinguishment of debt, which was taxed at an effective income tax rate of 40%. The effective rate in 2002 was also affected by non-deductible $8.3 million impairment loss on long-term investment. The negative tax effects of the gain on debt extinguishment and the impairment loss on long-term investment were partially offset by higher taxable income in jurisdictions, which have lower tax rates.

INCOME FROM CONTINUING OPERATIONS

                                              YEAR ENDED
                                      ----------------------------   Change from
(Amounts in 000s)                     December 31,    December 31,     2002 to
                                          2003            2002           2003
                                      ------------    ------------   -----------
Operating income                        $20,895         $    747        N/M
Interest expense                          1,146            5,899        (81%)
Loss (gain) on extinguishment of
   debt                                     365          (44,378)       N/M
Other expenses                            2,488            1,936         28%
Impairment of loss on long-term
   investment                                --            8,305       (100%)
Income from continuing operations
   before taxes                          16,896           28,985        (42%)
Income tax expense                        3,965           15,180        (74%)
Income (loss) from continuing
   operations before minority
   interest                              12,931           13,805         (6%)
Income from continuing operations        12,955           13,805         (6%)
Diluted earnings per share              $  0.68         $   0.77        (12%)

Income from continuing operations decreased by $850 thousand, or 6%, from $13.8 million in 2002. The decrease was primarily attributable to a $44 million gain on extinguishment of debt related to the repurchase of Convertible Notes in 2002, partially offset by an $8.3 million impairment on long-term investment in which both transactions did not occur in 2003. The decline in income from continuing operations from 2002 was partially offset by a $20 million improvement in operating income, a $4.8 million decrease in net interest expense and a reduction in the effective tax rate from 52.4% to 23.5%. The improvement in operating income was due to a 41% increase in revenue, a 39% increase in gross profit, partially offset by a 4% increase in SG&A expenses and $5.5 million in facility consolidation charges.

On a diluted per share basis, income from continuing operations decreased by 12% from 2002, as a result of a 6% decrease in income from continuing operations coupled with the increase of outstanding shares due primarily to the exercise of stock options in 2003.

DISCONTINUED OPERATIONS

                                                              YEAR ENDED
                                                    -------------------------------      Change from
(Amounts in 000s)                                   December 31,       December 31,         2002 to
                                                        2003               2002              2003
                                                    ------------       ------------      -----------
Loss from discontinued operations                     $   698            $ 12,861           N/M
Loss on disposal of discontinued operations               528               2,617           (79%)
                                                      -------            --------
    Total discontinued operations                     $ 1,226            $ 15,478           N/M
                                                      -------            --------

Percentage of Revenue                                     N/M                 1.2%          N/M

Loss from discontinued operations in 2003 was $1.2 million, or $0.06 per diluted share, compared to $15.5 million, or $0.86 per diluted share, in 2002. The loss from discontinued operations in 2002 was primarily due to the sale of the Company's operations in China, the Middle East and Mexico. The loss from discontinued operations in 2003 was primarily due to unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar and costs incurred in connection with the liquidation of discontinued operations, offset by the receipt of contingent consideration relating to the divestiture of the Company's Middle East operations.

Our decisions to exit certain markets were based upon historical and projected profitability, historical and projected return on invested capital, the economic, legal, and regulatory environment and other factors. We plan on continuing to evaluate non-performing businesses and may restructure those businesses or exit the markets in which they operate. We have been successful at restructuring certain non-performing businesses and have made decisions to remain in certain markets due to the improved financial performance and prospects for continual improvement.

NET INCOME

                                                   YEAR ENDED
                                    --------------------------------------          Change from
(Amounts in 000s)                   December 31,              December 31,            2002 to
                                        2003                     2002                   2003
                                    ------------              ------------          ------------
Net income (loss)                       $11,729                $(42,421)            N/M
Percentage of revenue                       0.7%                   (3.3)%           4.0% points

Net income was $11.7 million, as compared to a net loss of $42 million in 2002. This improvement in net income was primarily due to a cumulative effect of a change of accounting principle related to the implementation of SFAS 142, Goodwill and Other Intangible Assets, in 2002 which did not occur in 2003 and a reduction in the loss in discontinued operations from $15.5 million to $1.2 million. The improvement in net income was also aided by a $20 million improvement in operating income (primarily caused by a 41% increase in revenue, an associated 39% increase in gross profit, which was partially offset by a 4% increase in SG&A expenses and a $5.5 million in facility consolidation charge), a $4.8 million decrease in net interest expenses, an $8.3 million impairment loss on investment in 2002 that did not recur in 2003, and a reduction in the effective tax rate in continuing operations from 52.4% to 23.5%. These items substantially offset a $44 million gain in debt extinguishment in 2002 that did not recur in 2003.

On a diluted per share basis, net income of $0.62 improved from a net loss of $2.35. The exercise of stock options in 2003 had a 5% dilutive effect on weighted average shares outstanding in 2003.

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS (ROIC)

We believe that it is equally important for a business to manage its balance sheet as it does its statement of operations. A measurement that ties the statement of operation performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for further potential growth opportunities. We take a simplistic approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our stockholders' equity and debt. The details of this measurement for 2003 and 2002 are outlined below.

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                 -------------------------
(Amounts in 000s)                                  2003            2002
                                                 ---------       ---------
Operating income after taxes:
 Operating income from continuing operations     $  20,895       $     747
 Plus: facility consolidation charge                 5,461              --
 Less: estimated income taxes (1)                   (6,062)           (391)
                                                 ---------       ---------
   Operating income after taxes                  $  20,294       $     356
                                                 =========       =========

Invested capital:
 Debt                                            $  16,207       $  22,120
 Stockholders' equity                              147,584         113,643
                                                 ---------       ---------
   Invested capital                              $ 163,791       $ 135,763
                                                 =========       =========

Average invested capital (2)                     $ 137,463       $ 215,432
                                                 =========       =========

ROIC (3)                                                15%              *
                                                 =========       =========

      *  Less than 1%

     (1) Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods' effective tax rate.

     (2) Average invested capital for annual periods represents the simple average of the invested capital amounts for the prior year end and at each quarter end in the respective annual period.

     (3) ROIC is calculated by dividing operating income after taxes by average invested capital.

Our ROIC in 2003 was approximately 15%, up from less than 1% for 2002. The primary causes for the improvement was the $20 million improvement in operating income in conjunction with a significant reduction of debt. On December 31, 2001, the Company had $132 million of accreted value in Convertible Notes outstanding and $35 million in other debt for a total of $166 million in total debt. This total debt represented a gross-debt-to-total-capitalization ratio of 53%. During 2002, we generated $70 million in net cash from operating activities and used the proceeds toward the repurchase of $120 million in accreted value Convertible Notes for $75 million in cash and reduced other debt by $25 million. These repurchases were made during the second, third, and fourth quarters of 2002 and consequently the benefits of the reduced debt were more notable in the second half of 2002. During 2003, we repurchased the remaining outstanding Convertible Notes ($12.0 million in accreted value) and increased our other debt from $10.1 million to $16.2 million. Our total debt decreased from $22 million on December 31, 2002, to $16.2 on

December 31, 2003, representing a decrease in our gross-debt-to-total-capitalization ratio from 16% to 10%. Since the Company has earned income in 2003, increased its common stock and additional paid-in capital through the exercise of employee stock options, and experienced a reduction in accumulated other comprehensive loss due to the general strengthening of foreign currencies relative to the U.S. dollar, the equity component in this calculation has increased from $114 million as of December 31, 2002, to $148 million as of December 31, 2003, and has therefore added to our invested capital base.

CASH CONVERSION CYCLE

                                                      THREE MONTHS ENDED              YEAR ENDED
                                                          DECEMBER 31,                DECEMBER 31,
                                                      ------------------          ------------------
                                                      2003          2002          2003          2002
                                                      ----          ----          ----          ----
Days sales outstanding in accounts receivable           20            28            25            30
Days inventory on-hand                                  20            22            24            24
Days payable outstanding                               (37)          (39)          (46)          (42)
                                                       ---           ---           ---           ---
    Cash conversion cycle days                           3            11             3            12
                                                       ===           ===           ===           ===

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, pay our suppliers and collect cash from our customers. We refer to this as the cash conversion cycle. The cash conversion cycle is measured by the number of days it takes to effect the cycle of investing in inventory, selling the inventory, paying suppliers and collecting cash from customers. The components in the cash conversion cycle are days of sales outstanding in accounts receivable, days of inventory on hand, and days of payables outstanding. The cash conversion cycle, as we measure it, is the netting of days of sales outstanding in accounts receivable and days of inventory on hand with the days of payable outstanding. Circumstances when the cash conversion cycle decreases generally generate cash for the Company. Conversely, circumstances when the cash conversion cycle increases generally consume cash in the form of additional investment in working capital. During 2003, the cash conversion cycle decreased to 3 days from 12 days in 2002, which was a key source of cash for the Company. The 41% growth in revenue in 2003 as compared to 2002 increased the amount of cash associated with each cash conversion cycle day; therefore, 3 cash conversion cycle days in 2003 represented a higher investment in working capital than in 2002. This effect partially offset the cash generated by reducing the cash conversion cycle from 12 days in 2002 to 3 days in 2003. Three days is an unusually low number for a distribution company and it is unlikely that we can sustain this short cycle for an extended period of time. Increases in the cash conversion cycle would have the effect of consuming our cash, causing us to borrow from lenders or issuing stockholders' equity to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

The Company was able to attain days of sales outstanding of 25 days by collecting cash prior to product delivery from certain customers, selling receivables in certain markets and therefore collecting cash prior to the customer invoice due dates, focusing on credit and collections, and offering customers early-pay discounts. The Company was able to attain days of inventory on hand of 24 days by monitoring our inventory levels very closely and consciously striving to keep our investment low while still holding enough inventory to meet customer demand. Our improving financial condition in 2003 caused suppliers to relax their credit standards and we were able to obtain higher credit limits and longer payment requirements. This has enabled to us to pay suppliers in 46 days on average. From time to time, we may accept suppliers' offers of early settlement discounts and may pay our suppliers prior to the invoice due date. This may consume our cash or may cause us to borrow from lenders.

The detail calculation of the components of the cash conversion cycle is as follows:

(A) Days sales outstanding in accounts receivable = Period end accounts receivable for continuing operations divided by average daily revenue (inclusive of value-added taxes for foreign operations) for the period.

(B) Days inventory on-hand = Period end inventory for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

(C) Days payables outstanding = Period end accounts payable for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

(Amounts in 000s)                                                            Year ended December 31,
                                                                  ---------------------------------------------
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:                        2003             2002             2001
                                                                  -----------      -----------      -----------
    Continuing operations revenue                                 $ 1,800,374      $ 1,276,037      $ 1,263,700
    Value-added taxes invoiced for continuing operations              120,448           71,166           64,435
                                                                  -----------      -----------      -----------
    Total continuing operations revenue and value-added taxes       1,920,822        1,347,233        1,328,135

    Daily sales including value-added taxes                             5,336            3,742            3,689

    Ending accounts receivable (including value-added taxes)          132,944          111,771          184,567
    Exclude discontinued operations                                        --               --          (37,734)
                                                                  -----------      -----------      -----------
    Continuing operations ending accounts receivable              $   132,944      $   111,771      $   146,832
    Days sales outstanding in Accounts Receivable (A)                      25               30               40
                                                                  ===========      ===========      ===========

DAYS INVENTORY ON-HAND
    Continuing operations cost of revenue                         $ 1,700,151      $ 1,204,073      $ 1,189,925
    Indirect product and service costs                                (91,019)         (91,182)         (84,906)
                                                                  -----------      -----------      -----------
    Total continuing operations cost of products sold               1,609,132        1,112,891        1,105,019

    Daily cost of products sold                                         4,470            3,091            3,070

    Ending inventory                                                  108,665           73,472          137,549
    Exclude discontinued operations                                        --               --          (21,170)
                                                                  -----------      -----------      -----------
    Continuing operations ending inventory                        $   108,665      $    73,472      $   116,379
    Days inventory on-hand (B)                                             24               24               38
                                                                  ===========      ===========      ===========

DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE
    Daily cost of products sold                                   $     4,470      $     3,091      $     3,070

    Ending accounts payable                                           204,242          129,621          196,938
    Exclude discontinued operations                                       (59)            (251)         (17,589)
                                                                  -----------      -----------      -----------
    Continuing operations ending account payable                  $   204,183      $   129,370      $   179,349
    Days payable outstanding (C)                                           46               42               58
                                                                  ===========      ===========      ===========
    Cash conversion cycle days (A+B-C)                                      3               12               20
                                                                  ===========      ===========      ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $56 million. Our primary sources of cash in 2003 were the improvement in the cash conversion cycle as described above and the cash generated by operations as measured by earnings before interest, taxes, depreciation and amortization ("EBITDA"). Since the Company has experienced cash outlays for interest and taxes and has experienced cash inflows and outflows related to changes in working capital, EBITDA is not a comprehensive measure of cash flow. It is an indicator, however, of the business' ability to generate cash by maintaining revenues and related margins at a higher level than cash operating expenses. Note that EBITDA is a non-GAAP financial measure. During the 2003, the Company generated an EBITDA of approximately $30 million as calculated below:

                                                 YEAR ENDED DECEMBER 31,
(Amounts in 000s)                                  2003         2002
                                                 --------     ---------
Net income (loss)                                $ 11,729     $(42,421)
Net interest expense                                1,146        5,899
Income taxes (includes income taxes included
   in Discontinued Operations)                      4,129       (6,000)
Depreciation and amortization                      12,733       12,431
                                                 --------     --------
         EBITDA                                  $ 29,737     $(30,091)
                                                 ========     ========

The significant items within the adjustments to reconcile net income (loss) to net cash provided by operating activities include:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
(Amounts in 000s)                                                        2003          2002
                                                                       --------      ---------
Net income (loss)                                                      $ 11,729      $(42,421)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                       12,733        12,431
     Facility consolidation charge                                        5,461            --
     Change in deferred taxes                                             2,010        12,852
     Discontinued operations                                              1,226        15,478
     Net cash used by discontinued operations                              (793)       (8,517)
     Gain (loss) on debt extinguishment                                     365       (44,378)
     Cumulative effect of a change in accounting principle, net of
       tax                                                                   --        40,748
     Impairment loss on long-term investment                                 --         8,305
     Other                                                               (1,806)        5,632
     Changes in operating assets and
       liabilities, net of effects from acquisitions and
   divestitures:
         Accounts receivable                                             (4,306)       70,068
         Inventories                                                    (27,575)       53,888
         Other operating assets                                             806        17,450
         Accounts payable and accrued expenses                           55,677       (71,415)
                                                                       --------      --------
Net cash provided by operating activities                              $ 55,527      $ 70,121
                                                                       ========      ========

Depreciation and amortization was slightly higher in 2003 as compared to 2002. Our capital expenditure trends have been declining since 2001 and consequently depreciation and amortization related to these expenditures have flattened out. Capital expenditures were $6.1 million, $8.7 million, and $27 million for 2003, 2002, and 2001, respectively. In 2003, the Company recorded $5.5 million in facility consolidation charges. $1.1 million was related to the write-down of fixed assets, $600 thousand were cash expenses related to the severance of employees and other consolidation costs, and $3.8 million was related to the net present value of the lease payments less an estimate for sublease income which we expect to generate net cash outflows of $2.8 million through 2009. Cash outflows related to the Richmond, California, facility and its consolidation with the Plainfield, Indiana, facility were $971 thousand in 2003. In 2003, the $2.0 million change in net deferred income taxes was a result of temporary differences between the provision and payments of income taxes. In 2002, the $12.9 million change in deferred income taxes was due to the utilization of net operating loss carryforwards and other temporary differences. Discontinued operations of $1.2 million and $15.5 million for 2003 and 2002, respectively, are disclosed as adjustments and the cash utilized of $800 thousand and $8.5 million for 2003 and 2002, respectively, are separately identified. In 2003, the Company experienced a slight loss on debt extinguishment of $365 thousand in connection with the repurchases of the Convertible Notes. This compares to a gain of $44 million in 2002 where $120 million in accreted value of Convertible Notes were repurchased for $75 million in cash. Since this gain was non-cash in nature, other than the funds utilized to repurchase the Convertible Notes as presented in the Financing Activities section of the Statement of Cash Flows, it is classified as an adjustment to reconcile net income (loss) to net cash provided by operating activities. In 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, and incurred a non-cash charge of $41 million. This type of event did not recur in 2003. In 2002, the Company recorded a non-cash investment impairment charge of $8.3 million related to $21 million in face value preference shares for Chinatron Limited, a Hong Kong based distribution and logistics company. This type of event did not recur in 2003.

The net changes in operating assets and liabilities were $25 million in 2003 and $70 million in 2002. The effect in 2003 was primarily related to the improvement in the cash conversion cycle from 12 days in 2002 to 3 days in 2003 as discussed above. The cash conversion cycle improved in 2002 from 20 days in 2001 to 12 days. This contributed to the positive changes in operating assets and liabilities in 2002.

INVESTING ACTIVITIES

                                                            YEAR ENDED
                                                           DECEMBER 31
(Amounts in 000s)                                       2003         2002
                                                      -------      -------
Capital expenditures                                  $(6,057)     $(8,671)
Purchase acquisitions, net of cash acquired            (2,880)          --
Cash effect of divestiture                              1,328       (6,307)
Decrease in funded contract financing receivables       5,887       20,750
Other                                                     154        2,927
                                                      -------      -------
Net cash provided (used) by investing activities      $(1,568)     $ 8,699
                                                      =======      =======

Investing activities are primarily composed of $6.1 million in capital expenditures and a $5.9 million decrease in funded contract financing receivables. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States, our entry into India, which included new office space and basic information systems infrastructure. This was down 30% from 2002 when we invested $8.7 million in capital expenditures. A significant portion of our investment in capital expenditures in 2002 was directed to an information systems implementation in the United States, which was initiated in 2001. The Company experienced a decrease in funded contract financing receivables, which had the effect of contributing $5.9 million to our cash flow. Included in investing activities was $2.9 million in purchase acquisitions, which was primarily composed of the purchase of retail outlets in France.

FINANCING ACTIVITIES

                                                                   YEAR ENDED
                                                                   DECEMBER 31
(Amounts in 000s)                                               2003         2002
                                                              -------      -------
Net proceeds (payments) on credit facilities                    2,761      (18,436)
Restricted cash requirements                                   (5,000)          --
Repurchase of convertible notes                               (11,980)     (75,015)
Proceeds from common stock issuances under employee stock
    option and purchase plans                                  12,383          173
                                                              -------      -------
Net cash used by financing activities                          (1,836)     (93,278)
                                                              =======      =======

Net financing activities consumed $1.8 million of the Company's cash. The Company pledged $5 million to support a $4.2 million short-term line of credit in India primarily due to restrictions on foreign capital, which precluded us from utilizing our own funds, other than the amount pledged, to meet these needs. We may from time to time pledge cash to collateralize lines of credit in markets where there are restrictions of the movement of funds. In the first and second quarters of 2003, we repurchased approximately $12.0 million in accreted value of Convertible Notes for $12.0 million in cash. This was funded from working capital. The Convertible Notes were repurchased in full; therefore, there will be no further use of cash to conduct any further repurchases. During the year, 1.2 million stock options were exercised at an average strike price of $10.27 per share. The proceeds to the Company in connection with these exercises were $12.4 million.

The strengthening of foreign currencies relative to the U.S. dollar increased our reported cash by approximately $3.0 million.

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of December 31, 2003:

(Amounts in 000s)                                                Letters of Credit      Net
                    Commitment  Gross Availability  Outstanding   & Guarantees      Availability
                    ----------  ------------------  -----------  -----------------  ------------
North America        $ 70,000        $ 31,806        $     --        $  5,200        $ 26,606
Australia              37,600          29,166          11,925           3,884          13,357
New Zealand             7,867           5,511              --           4,000           1,511
India                   4,246           4,246           4,246              --              --
Sweden                  2,087           2,087              --              --           2,087
Philippines             1,801           1,801              --              --           1,801
Other                      --              --              36              --              --
                     --------        --------        --------        --------        --------
Total                $123,601        $ 74,617        $ 16,207        $ 13,084        $ 45,362
                     ========        ========        ========        ========        ========

Additional details on the above lines of credit are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

We prefer our subsidiaries to open local lines of credit to support their borrowing needs. For subsidiaries where we do not have local lending relationships, we use our foreign finance subsidiary, Brightpoint Holdings B.V., to act as a lender through intercompany loans. Our foreign finance subsidiary funds a significant portion of its intercompany loans through deposits from certain subsidiaries, which have generated excess cash. There are circumstances where subsidiaries utilize both local lenders and our foreign finance subsidiary. We plan on continuing our pursuit of third party lending relationships in the countries where our subsidiaries conduct business.

Brightpoint North America L.P. entered into an agreement with GE Capital in 2001, which has been amended periodically as circumstances warranted changes to the agreement. Management believes these amendments have generally been favorable to the Company. We believe that we have developed a good relationship with GE Commercial Finance, which has led to the inception of facilities in Australia in 2002 and New Zealand in 2003. We believe we gain cross-border synergies by dealing with GE Commercial Finance globally and plan on continuing to consider GE Commercial Finance as a lender in any market where both companies operate.

Our financial condition has improved significantly since 2001. Our debt structure as measured by gross-debt-to-total-capitalization ratio has dropped from 53% in 2001 to 10% in 2003. Our cash conversion cycle has dropped from 20 days in 2001 to 3 days in 2003. This is indicative of improved management of key balance sheet accounts such as accounts receivable, inventory, and accounts payable. Through the fourth quarter ending December 31, 2003, we have been able to generate net cash from operating activities for 7 consecutive quarters and have developed more predictable patterns in our profitability. These factors, among others, have improved our risk profile in the eyes of current and potential lenders. As a result, we expect to be able to acquire better terms and conditions from current or potential lenders than what was available as of December 31, 2003 and prior periods, which consequently may reduce our cost of capital.

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the years ended December 31, 2003 and 2002, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland, Norway, Sweden, Australia, Mexico and France with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. In certain markets, the Company has greater access to financing through accounts receivable transfer arrangements. As we enter into new markets or as lending relationships change over time, we plan on evaluating both lines of credit and accounts receivable transfer arrangements as sources of financing for the Company. We do not have a preference of either alternative and consider the availability, costs, and quality of financial institutions in making our determination of the optimal source of financing.

Net funds received from the sales of accounts receivable during the years ended December 31, 2003 and 2002 totaled $279 million and $216 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.4 million and $1.9 million during 2003 and 2002, respectively, and were recorded as losses on the sale of assets. Approximately $1.4 million and $1.2 million in 2003 and 2002, respectively, relate to continuing operations and are included as a component of "Other expenses" in the Consolidated Statements of Operations. The remainder of the fees in 2002 were related to our former

Mexico operations and were included in net loss from discontinued operations in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In certain circumstances, the Company may be required to repurchase the corresponding accounts receivable sold, including, but not limited to, accounts receivable in dispute or otherwise not collectible, credit insurance is not maintained, a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. During 2003 and 2002, as a result of the recourse arrangements, the Company repurchased approximately $234 thousand and $1.1 million of receivables, respectively, from banks or other third party financing institutions. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries obligations.

Pursuant to these arrangements, approximately $46 million and $30 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2003 and 2002, respectively. Amounts held by banks or other financing institutions at December 31, 2003 were for transactions related to our Ireland, France, Norway and Sweden arrangements. All other arrangements have been terminated or allowed to expire in 2002.

CAPITAL RESOURCES

Capital expenditures were $6.1 million, $8.7 million, and $27 million for 2003, 2002, and 2001, respectively. Capital expenditures were primarily directed toward improving our information systems, particularly in the U.S., and our entry into India, which included new office space and basic information systems infrastructure. Expenditures for capital resources historically have been generally composed of information systems, including upgrades and improvements, leasehold improvements for warehouse, office, and retail facilities, and warehouse equipment. We expect this pattern to continue in future periods. We expect to invest in a range of $8 million to $12 million in 2004. A key component of our strategic plan is geographic expansion. We expect our level of capital expenditures to be affected by our geographic expansion activity. Additionally, our U.S. subsidiary, Brightpoint North America L.P., plans on continuing on an information systems implementation plan it initiated in 2001.

On October 31, 2003, the Company sold 15% of its interest in Brightpoint India Private Limited to Persequor Limited ("Persequor") in exchange for a management services agreement, in which Persequor will provide management services to Brightpoint India Limited for five years (ending October 31, 2008). On the fourth anniversary of the effective date and annually thereafter, Persequor has a right to require Brightpoint Holdings B.V. to purchase Persequor's interest in Brightpoint India Private Limited at a price determined by an appraisal method as defined in the shareholders' agreement. Termination of the shareholders' agreement is the earlier of (i) the date on which each of the Investors agree in writing or (ii) the tenth anniversary of the Effective Date. Upon termination, Brightpoint India Limited becomes owned by its shareholders and is no longer subject to a shareholders' agreement. As a result, there are no options or puts subsequent to termination. As of December 31, 2003, due to the relatively low capitalization of Brightpoint India Private Ltd and to operating losses related to start-up costs, we estimate the value of the put option is currently negligible. We may incur costs and liabilities if the value of the put option increases over the period of the shareholders' agreement. To the extent a liability is recorded, representing the fair value of the put option in excess of the amount of minority interest recorded, the associated charge will be reflected as a reduction of net income to arrive at income available to common shareholders.

The minority interest of Brightpoint India Private Limited's profit (loss) is calculated and recorded monthly. At no time will the minority interest on the balance sheet be less than zero. The Company is assumed to be responsible for all losses in excess of the minority's interest. When profits recover the excess losses absorbed by the Company, minority interest will be recorded proportionately.

LIQUIDITY ANALYSIS

We measure liquidity in a certain way and use this measurement as an indicator of how much access to cash we have to either grow the business through investment in new markets, acquisitions, or through expansion of existing service or product lines or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, a material uncollectible accounts receivable, or a material inventory write-down, as examples. Our measurement for liquidity is the summation of total unrestricted cash and unused borrowing availability. The table below shows this calculation.

                                    December 31,
(Amounts in 000s)               2003            2002          % Change
                              --------        --------        --------
Unrestricted cash             $ 98,879        $ 43,798             125%
Borrowing availability          45,362          41,920               8%
                              --------        --------        --------
Liquidity                     $144,241        $ 85,718              68%
                              ========        ========        ========

As of December 31, 2003, our liquidity was $144 million, which was up 68% from December 31, 2002. Cash increased by 125% while borrowing availability increased by 8%. Our net cash provided by operating activities of $56 million in 2003 was the primary contributor to the increase in liquidity. Our borrowing availability increased as a result of the addition of new credit facilities in New Zealand and the Philippines and the increase in our eligible assets in Australia and the U.S., partially offset by a higher aggregate loan balance outstanding and the issuance of letters of credit.

We routinely make large payments, in certain occasions in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions in excess of $10 million. The timing of these payments or collections can cause our cash balances and borrowings to fluctuate throughout the year.

It is difficult to quantify the adequacy of our liquidity as indicated per our measurement. As can be seen by the improvement in liquidity from December 31, 2002, we believe that our position has strengthened. Our cash balance as of December 31, 2003 was $99 million. With an unused borrowing availability of $45 million on December 31, 2003, the Company could operate successfully without the $99 million in cash, given that the Company was operating with a positive EBITDA on a quarterly basis. Therefore, we believe we have adequate liquidity to operate the business successfully for the next 12 months and to invest in growth opportunities. As of December 31, 2003, our gross-debt-to-total capitalization ratio was 10%. We do not have significant debt obligations that are due prior to December 24, 2005; therefore, we believe that we have adequate liquidity to operate through this period. On December 24, 2005, our credit facility with GE Commercial Finance in Australia expires. As of December 31, 2003, we had $11.9 million outstanding on the facility. Our relationship with GE Commercial Finance is good; therefore, we expect to be in a position to either extend this facility or to find an alternative lender.

Our cash balance at December 31, 2003, was distributed throughout our subsidiaries worldwide. However, we had higher concentrations of cash in the U.S. and in Asia Pacific and both pools were denominated in U.S. dollars. Although we can generally move funds freely across our subsidiaries, if we were to repatriate funds to the U.S. from foreign subsidiaries we could incur tax consequences, which may cause us to pay higher taxes and consume additional cash as a consequence. In certain subsidiaries, our local lenders restrict the amount of funds that can be transferred offshore to affiliates and the parent company. Additionally, there are foreign capital restrictions in India, which would restrict our ability to repatriate cash from India.

We currently fund a portion of our discontinued operations with cash generated from our continuing operations. Our total net liabilities for discontinued operations were $2.3 million as of December 31, 2003, and we expect to consume cash in the future to pay these liabilities. Local tax authorities generally review or audit tax returns for discontinued operations. Assessments beyond liabilities that are known and accrued for may result from any tax audit and such assessment could consume additional cash.

CREDIT RATING

We are rated by Standard & Poor's. As of December 31, 2003, our rating was B+ with a "stable" outlook. Standard & Poor's upgraded their rating for the Company on August 28, 2003 from B with a "stable" outlook.

SEASONALITY

The Company is subject to seasonal patterns that generally affect the wireless device industry. The wireless device is generally used by businesses, governments and consumers. For businesses and governments, purchasing behavior is affected by fiscal year ends, while consumers are affected by holiday gift-giving seasons. For the global wireless device industry, seasonal patterns for wireless device units handled have been as follows:

Quarter          2003         2002         2001
-------          ----         ----         ----
  1st            21.2%        22.8%        23.3%
  2nd            22.3%        23.5%        23.9%
  3rd            25.7%        25.3%        24.5%
  4th            30.8%        28.4%        28.3%

For the Company, seasonal patterns for wireless devices handled have been as follows:

Quarter          2003         2002         2001
-------          ----         ----         ----
  1st            19.4%        23.4%        27.8%
  2nd            20.4%        24.2%        21.6%
  3rd            29.6%        24.7%        25.1%
  4th            30.6%        27.7%        25.5%

As can be seen in the table above, the wireless device industry has been prone to experiencing increases in demand in the fourth quarter, primarily due to enterprise purchasing for companies whose fiscal year ends coincide with the calendar year end and gift-giving holidays. Network operators often increase promotional activity, which can further stimulate demand during this period. Conversely, the global wireless industry has experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter.

The Company's seasonal patterns are significantly influenced by the global wireless industry's seasonal patterns. Our high growth in our Asia Pacific Division in 2002 and 2003, which included our entry into India in the second quarter of 2003, has partially caused our seasonal patterns to differ from the global wireless industry. The Chinese New Year, which is in the first quarter of each year, historically has had a positive influence in demand in the first quarter. This has affected demand in certain markets in our Asia Pacific division. The gift-giving holiday in India generally occurs in October. We encountered high demand in the third quarter of 2003 partially as a result of this seasonal event. In certain markets in the Asia Pacific division, enterprise and government fiscal years commonly end on June 30, which historically has had a positive effect on demand in the second quarter of 2002. As compared to the global wireless industry, our seasonality will likely be affected by the quantity of wireless devices handled in markets whose seasonality differs from the global wireless industry. Additionally, should we enter into new markets throughout the year, the additional wireless devices handled in those new markets may affect the distribution of sales across the four quarters of the year as compared to the global wireless and our own historical seasonal patterns. There can be no assurances that our future seasonal patterns will resemble that of the global wireless industry or that of our own historical patterns. Additionally, interim results may not be indicative of annual results.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2003.

(Amounts in 000s)                                                  Payments due by Period
                                             -------------------------------------------------------------
                                               Total        2004         2005         2006      Thereafter
                                             --------     --------     --------     --------    ----------
Third-party debt and lines of credit (1)     $ 16,207     $     --     $ 16,207     $     --     $     --
Operating leases                               79,703        9,340        6,830        6,309       57,225
Purchase obligations (2)                       14,331       14,331           --           --           --
Letters of credit                              28,334       28,334           --           --           --
Other (3)                                       2,637        1,476          876          285           --
                                             --------     --------     --------     --------     --------
     Total                                   $141,212     $ 53,481     $ 23,913     $  6,594     $ 57,225
                                             ========     ========     ========     ========     ========

     (1) reflects amounts included on the Consolidated Balance Sheet

     (2) purchase obligations exclude agreements that are cancelable without penalty

     (3) includes obligations under maintenance contracts, acquisition agreements, and other commercial commitments

RESULTS OF OPERATIONS - 2002 COMPARISON TO 2001

Revenue by Division:

(Amounts in 000s)                          YEAR ENDED
                  ---------------------------------------------------------------        Change from
                  December 31,         % of          December 31,         % of            2001 to
                      2002            Total             2001              Total              2002
                  ------------      ----------       ------------      ----------        -----------
Asia-Pacific       $  527,499               41%       $  339,749               27%               55%
Americas              493,203               39%          650,581               51%              (24%)
Europe                255,365               20%          273,370               22%               (7%)
                   ----------       ----------        ----------       ----------        ----------
    Total          $1,276,067              100%       $1,263,700              100%                1%
                   ==========       ==========        ==========       ==========        ==========

Revenue by Service Line:

(Amounts in 000s)                                            YEAR ENDED
                                    --------------------------------------------------------------        Change from
                                    December 31,        % of          December 31,         % of            2001 to
                                        2002           Total             2001              Total              2002
                                    ------------     ----------       ------------      ----------        -----------
Product distribution                $1,089,534               85%       $1,107,802               88%               (2%)
Integrated logistics services          186,533               15%          155,898               12%               20%
                                    ----------       ----------        ----------       ----------        ----------
    Total                           $1,276,067              100%       $1,263,700              100%                1%
                                    ==========       ==========        ==========       ==========        ==========

Revenue increased 1% in 2002 when compared to 2001, which was primarily attributable to increases in handset demand in certain developing Asia-Pacific markets, in which we experienced higher growth rates due to increases in subscriber growth. These increases in 2002 were partially offset by declines in product distribution in our Americas and Europe divisions, in which we experienced during 2002 a sales mix shift from product distribution to integrated logistics services and a general reduction in product subsidies and the number of promotional programs sponsored by wireless network operators.

Revenue in the Asia-Pacific division increased in 2002 when compared to 2001 across all markets, but was most significant in the Brightpoint Asia Limited operation, which experienced higher growth rates due to increases in subscriber growth in certain developing Asia markets. Our Brightpoint Asia Limited operation, which represented approximately 27% of our total revenue in 2002, sells Nokia products to a limited number of resellers based in Hong Kong and Singapore, predominantly on a cash-before-delivery basis.

Revenue in the Americas division declined 24% in 2002 when compared to 2001. The decrease was due primarily to; i) a service line mix shift in 2002 from distribution services which had average selling prices of approximately $137 per unit handled to logistics services which have average selling prices of under $20 per unit, ii) pricing pressures related to our integrated logistics services, iii) lower average selling prices in 2002 for wireless devices in the United States, and iv) declines in accessory program demand during 2002. The shift in service line mix resulted from, among other factors, the loss of certain distribution customers due to industry consolidation, lack of availability of certain CDMA-based wireless devices in our product offering, the shift of certain customers from distribution services to integrated logistics services, acquisition of new integrated logistics services customers and expansion of our logistics services product offerings partially offset by the loss of certain logistics services contracts. The decline in wireless devices' average selling prices in the United States was primarily attributable to product availability from our suppliers and demand for lower-priced models. The decline in accessory program demand was primarily due to reduced network operator promotions, technological advancement in wireless devices, and bundling of accessories with wireless devices by certain suppliers and wireless network operators.

Revenue in the Europe division decreased by 7% in 2002 when compared to 2001. The decrease in revenue during 2002 was primarily the result of decreased demand in Ireland and France resulting from fewer network operator promotions and subsidies, as well as, the expiration in the fourth quarter of 2002 of our exclusive agreement with a network operator in Ireland to provide distribution and logistics services. These declines were partially offset by increased revenues for our Sweden operation (including its Norway branch which initiated operations in the second quarter of 2002), which experienced increased demand for its services supporting prepaid programs during 2002.

GROSS PROFIT AND GROSS MARGIN

Gross Profit by Service Line:

                                                                  YEAR ENDED
                                        ----------------------------------------------------------------      Change from
(Amounts in 000s)                        December 31,        % of          December 31,         % of            2001 to
                                             2002            Total             2001             Total             2002
                                        ------------     ------------      ------------     ------------      ------------
Product distribution                    $     29,316               41%     $     39,922               54%              (27%)
Integrated logistics services                 42,678               59%           33,853               46%               26%
                                        ------------     ------------      ------------     ------------      ------------
    Total                               $     71,994              100%     $     73,775              100%               (2%)
                                        ============     ============      ============     ============      ============

Gross Margin by Service Line:

                                                      YEAR ENDED
                                          ------------------------------------           Change from
                                          December 31,            December 31,             2001 to
                                             2002                      2001                  2002
                                          ------------            ------------          --------------
Product distribution                          2.7%                      3.6%              0.9% points
Integrated logistics services                22.9%                     21.7%             (1.2)% points
                                             ----                      ----              ----
    Total                                     5.6%                      5.8%             (0.2)% points
                                             ====                      ====              ====

Gross profit in 2002 decreased 2% from 2001 and gross margin decreased by 20 basis points to 5.6% in 2002 as compared to 5.8% in 2001. Gross profit was negatively impacted in both 2002 and 2001 by certain significant items including; i) inventory valuation adjustments during 2002 of approximately $3.6 million to adjust inventories to their net realizable value based on the then current market conditions, ii) the recognition of a loss in the second quarter of 2002 of approximately $2.5 million, related to a purchase obligation to an accessory vendor and iii) inventory valuation adjustments of approximately $13.7 million in the second quarter of 2001.

In addition to these items, gross profit was also negatively impacted in 2002 when compared to 2001 by; i) the shift in our revenue to a greater proportion of wireless device sales which generally have a lower gross margin than accessories or integrated logistic services, ii) pricing concessions for certain integrated logistic services customers in our Americas division and iii) reduced margins in the Asia-Pacific region due to changes in vendor incentive and rebate programs and increased cost for outsourced warehouse management services related to our Brightpoint Asia Limited operations. The first additional factor (i) indicates that gross profit was negatively impacted by the shift in our revenue to a greater proportion of wireless device sales, which generally have a lower gross margin than accessories or integrated logistics services. In 2002, wireless handset sales were 85% of our total revenue as compared to 88% in 2001. Our average gross margin percentage, excluding inventory write-downs, in 2002 and 2001 on wireless handset sales was approximately 4.6% compared to a combined average gross margin percentage on wireless accessory and logistics of over 10% each year. The second additional factor (ii) indicates that pricing concessions for certain integrated logistics services customers in our Americas division negatively impacted gross profit. Average integrated logistics services fees per unit in the Company's Americas division declined over 40% in 2002 compared to 2001 while wireless devices handled for integrated logistics service customers increased in 2002 when compared to 2001. The third additional factor (iii) indicates that gross profit was negatively impacted by reduced margins in the Asia-Pacific Region due to changes in vendor incentive and rebate programs and increased costs of outsourced warehouse management services related to our Brightpoint Asia Limited operations. Gross margin percentage in our Asia-Pacific region declined to 4.4% in 2002 as compared to 6.3% in 2001. In 2002, incentive rebates from a primary supplier for our Brightpoint Asia Limited operations decreased from approximately 4.5% of this operation's gross revenue in 2001 to 3.5% of its gross revenue in 2002. Additionally, we incurred approximately $1.4 million in warehouse management service fees pursuant to the outsourcing of these services to Chinatron. These services were performed internally by our former Hong Kong operations in 2001.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                               YEAR ENDED
                                    ------------------------------------              Change from
(Amounts in 000s)                   December 31,            December 31,                 2001 to
                                        2002                    2001                      2002
                                    ------------            ------------              ------------
SG&A expenses                           $71,247                 $66,396                 7%
Percentage of revenue                       5.6%                    5.3%              0.3% points

Selling, general and administrative expenses increased 7% in 2002 compared to 2001. The increase was the result of one-time costs related to cost reduction action taken in 2002, increased legal costs, increased bad debt expenses and severance costs related to management changes. The increase in legal costs was primarily the result of certain class action litigation and an inquiry from the SEC.

OPERATING INCOME

Operating Income by Division:

                                                                  YEAR ENDED
                                        ----------------------------------------------------------------      Change from
(Amounts in 000s)                        December 31,        % of          December 31,         % of            2001 to
                                             2002            Total             2001             Total             2002
                                        ------------     ------------      ------------     ------------      ------------
Asia-Pacific                            $      6,465              N/M      $      9,285              N/M               (30%)
The Americas                                  (2,030)             N/M            (6,481)             N/M               N/M
Europe                                        (3,688)             N/M             3,970              N/M               N/M
                                        ------------     ------------      ------------     ------------      ------------
    Total                               $        747              100%     $      6,774              100%              (88%)
                                        ============     ============      ============     ============      ============

N/M: Not Meaningful

Operating Income as a Percent of Revenue by Division:

                                                        YEAR ENDED
                                          -------------------------------------           Change from
                                          December 31,             December 31,             2001 to
                                             2002                      2001                   2002
                                          ------------             ------------           -------------
Asia-Pacific                                  1.2%                      2.7%              (1.5)% points
The Americas                                 (0.4%)                    (1.0%)              0.6% points
Europe                                       (1.4%)                     1.5%              (2.9)% points
                                             ----                      ----               ----
    Total                                     0.1%                      0.5%              (0.4)% points
                                             ====                      ====               ====

The decrease in operating income is primarily the result of the decrease in gross margin and the increase in selling, general and administrative expenses as a percent of revenue. Gross profit was negatively impacted in both 2002 and 2001 by certain significant items including inventory valuation adjustments, the shift in our revenue to a greater proportion of wireless device sales which generally have a lower gross margin than accessories or integrated logistic services, pricing concessions for certain integrated logistic services customers in our Americas division and reduced margins in the Asia-Pacific region due to changes in vendor incentive and rebate programs and increased cost for outsourced warehouse management services related to our Brightpoint Asia Limited operations. The increase in selling, general and administrative expenses was the result of one-time costs related to cost reduction action taken in 2002, increased legal costs, increased bad debt expenses and severance costs related to management changes.

IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

During the second half of 2001, we experienced lower than desired operating results and returns on invested capital in our Brightpoint China Limited operation primarily due to: i) continuing migration of Brightpoint China's business from Hong Kong to mainland China ii) continuing reliance on a single supplier for products within China with no exclusive product lines and iii) the level of invested capital required to conduct this business was substantial considering the risk of operating in China. A number of alternatives were considered with respect to decreasing our financial and economic exposure to the China market and as a result, in January 2002, we formed a joint venture with Chinatron through their purchase of a 50% interest in Brightpoint China Limited, which was at the time our wholly-owned subsidiary. In this transaction, we granted Chinatron the option to purchase an additional 30% interest in this subsidiary we received 6,414,607 Chinatron Class B Preference Shares with a face value of $10 million convertible into 10% of the issued and outstanding ordinary shares of Chinatron in consideration. At the formation of the joint venture, Brightpoint China Limited had a net book value of $18.8 million. In March of 2002, rather than exercising its option, Chinatron offered to purchase our remaining interest in Brightpoint China Limited for 7,928,166 Chinatron Class B Preference Shares with a face value of $11 million that were convertible into 11% of the issued and outstanding ordinary shares in Chinatron. This transaction closed in April 2002, bringing our aggregate holdings in Chinatron to 14,342,773 Class B Preference Shares with an aggregate face value of $21 million that were convertible into 19.9% of the issued and outstanding ordinary shares of Chinatron. The net book value of Brightpoint China Limited at the time of the sale of remaining 50% interest in Brightpoint China Limited was $5.2 million. At the time of the formation of the joint venture, the Company was not aware that the actual value of the Chinatron Class B Preference Shares was significantly below the face value because the Company had not yet completed a valuation of the shares.

When the Company's internal valuations and analyses were completed, we estimated a fair market value of $10.3 million for our aggregate holdings of 14,342,773 Chinatron Class B Preference Shares with a face value of $21 million. As of June 30, 2002, we believed the Chinatron Class B Preference Shares continued to have an estimated fair market value of approximately $10.3 million.

During the third quarter of 2002, Chinatron sought to raise additional capital to fund its operations and meet its business objectives. In September and October of 2002, because of our own liquidity constraints and to help Chinatron secure funding from other parties, which we believed would improve Chinatron's ability to honor its remaining debt obligations of the Chinatron Class B Preference Shares owned by us, we waived our right to participate in these capital-raising activities, waived our right to require Chinatron to redeem a portion of the Class B Preference Shares and agreed to modify the conversion ratio of the preference shares. Collectively, these actions reduced our ownership interest in Chinatron from 19.9% to less than 1%. However, all other rights of the Chinatron Class B Preference Shares, including our right to require Chinatron to redeem all or a portion of the Chinatron Class B Preference Shares under certain circumstances, remained.

As discussed in greater detail in Note 4 to the Consolidated Financial Statements, we recorded a non-cash impairment charge during the third quarter of 2002 of $8.3 million relating to our investment in the Chinatron Class B Preference Shares. Management is responsible for estimating the value of the Chinatron Class B Preference Shares. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002. See Notes 4 and 7 to the Consolidated Financial Statements for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

GAIN ON DEBT EXTINGUISHMENT

During 2002, we repurchased 228,068 of our 250,000 of our then outstanding Convertible Notes. The repurchases were made under a plan approved by our Board of Directors on November 1, 2001, which allowed us to repurchase the remaining outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $75 million (at an average cost of $329 per Convertible
Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and our primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., our primary foreign finance subsidiary. As of December 31, 2002, the remaining 21,932 Convertible Notes had an accreted book value of approximately $12.0 million, or $548 per Convertible Note. These transactions resulted in a gain of approximately $44 million. The tax effect of the Convertible Note repurchases was largely offset by net operating losses resulting in no significant cash tax payments.

During 2001, we repurchased 36,000 of our then outstanding Convertible Notes for approximately $10 million (an average cost of $281 per Convertible Note). These transactions resulted in a gain of approximately $7.2 million.

INCOME FROM CONTINUING OPERATIONS

(Amounts in 000s)                               YEAR ENDED
                                    ------------------------------------             Change from
                                    December 31,            December 31,               2001 to
                                        2002                    2001                     2002
                                    ------------            ------------             ----------
Income (loss) from continuing
operations                             $ 13,805                $  3,098                  346%
Per share - basic and diluted          $   0.77                $   0.17                  353%

The increase in income from continuing operations in 2002 as compared to 2001 was primarily a result of the gain on extinguishment of debt in 2002 of $44 million, which was partially offset by the impairment loss on long-term investment of $8.3 million, increased income tax expense of $12.6 million and increased selling, general and administrative expenses of $4.9 million. The increase in selling, general and administrative expenses is primarily a result of one-time costs related to cost reduction action taken in 2002, increased legal costs, increased bad debt expenses and severance costs related to management changes.

DISCONTINUED OPERATIONS

In connection with the adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and related disposal costs, gains and losses for business units that we have eliminated or sold are classified in discontinued operations, for all periods presented.

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

During the third quarter of 2002, we and certain of our subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former Managing Director of our operations in the Middle East and certain members of his management team. Pursuant to the transaction, we received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and were recorded at a discount to face value for an aggregate carrying amount at December 31, 2002 of $3.4 million. In addition, under the Sale and Purchase Agreement, we may receive additional proceeds, which are contingent upon collection of accounts receivable from a certain customer. We received $300 thousand in contingent consideration during the fourth quarter of 2002 related to the transaction. There can be no assurance we will receive any additional proceeds. We recorded an initial loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $300 thousand. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by our operations in the Middle East, was released and was classified as unrestricted. We have paid and will pay management fees, including performance based bonuses, to Persequor for providing management services relating to the sales activities of Brightpoint Asia Limited which we retained pursuant to the transaction.

During 2002, we continued the execution of our 2001 restructuring plan, which called for the elimination of operations in Brazil, Jamaica, South Africa, Venezuela and Zimbabwe and the consolidation of our operations and activities in Germany, the Netherlands and Belgium, including regional management, into a new facility in Germany. Additionally, during the first and second quarters of 2002, we completed, through certain of our subsidiaries, the divestiture of our interests in Brightpoint China Limited to Hong Kong based Chinatron. Pursuant to the transaction with Chinatron, we received preference shares in Chinatron with an aggregate face value of $21 million. We currently estimate that our total investment in Chinatron preference shares has a fair market value of approximately $2 million. See Notes 4 and 7 to the Consolidated Financial Statements for further discussion of the 2001 restructuring plan, the divestiture of Brightpoint China Limited and our Chinatron investment.

In 2002, aggregate losses in discontinued operations were approximately $15.5 million ($0.86 per diluted share) compared to $56 million ($3.14 per diluted share) in 2001. The aggregate loss in discontinued operations during 2002 was comprised primarily of the losses on disposal of our former Mexico and Middle East operations discussed above. The aggregate loss in discontinued operations in 2001 includes $46 million ($34 million, net of tax benefits) in costs and non-cash charges related to the execution of the 2001 restructuring plan, a $3.4 million ($2.8 million, net of tax benefits) one-time charge resulting from the settlement of disputed amount due to us from a handset manufacturer and with which we severed our relationship and $19.3 million in net operating losses from discontinued entities.

For 2002 and 2001, discontinued operations experienced net losses of $12.9 million and $22 million, respectively, on revenue of $120 million and $561 million, respectively. In addition, these operations also experienced net losses on disposal of discontinued operations of approximately $2.6 million and $34.3 million in 2002 and 2001, respectively.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill as of January 1, 2002 and performs an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. During the first quarter of 2002, as a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $41 million, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three and nine months ended September 30, 2002. On October 1, 2002 and 2003, the Company performed the required annual impairment test on its remaining goodwill and incurred no significant additional impairment charges.

NET INCOME (LOSS)

(Amounts in 000s)                                YEAR ENDED
                                    ------------------------------------         Change from
                                    December 31,            December 31,            2001 to
                                        2002                    2001                  2002
                                    ------------            ------------         -------------
Net loss                              $ (42,421)             $ (53,301)             20%
As a percent of revenue                    (3.3%)                 (4.2%)           0.9% points

Per share - basic and diluted         $   (2.35)             $   (2.97)             21%

During 2002, the net loss decreased 20% compared to 2001, primarily as a result of the gain on extinguishment of debt of $44 million and the decrease in losses in discontinued operations of $41 million, partially offset by increased income tax expense of $12.6 million, the impairment loss on long-term investment of $8.3 million, and increased selling, general and administrative expenses of $4.9 million.

The increase in income tax expense was directly related to increased taxable income primarily from the gain on extinguishment of debt. The increase in selling, general and administrative expenses is primarily a result of one-time costs related to cost reduction action taken in 2002, increased legal costs, increased bad debt expenses and severance costs related to management changes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2003, Emerging Issues Task Force ("EITF") reached a consensus on the issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliveries. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. EITF 00-21 is effective for revenue arrangements entered into in periods (including quarterly periods) beginning after June 15, 2003. The Company adopted this standard on a prospective basis. The adoption of EITF 00-21 related to new agreements did not have an impact on the financial position or results of operations of the Company.

Also in 2003, Emerging Issues Task Force reached a consensus on the issue No. 02-16 ("EITF 02-16"), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and No. 03-10("EITF 03-10"), Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers which address accounting for vendor programs. EITF 02-16 addressed accounting for cash consideration received by a reseller from a vendor. Cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, if the consideration is a payment for assets or services delivered to the vendor, the cash consideration is characterized as revenue when recognized in the customer's income statement. The EITF also addressed rebates or refunds and how they should be recognized as a reduction of cost of sales. In order to recognize a rebate or refund, it must be probable and reasonably estimable, otherwise, it is not recognized until each specified criteria is met. EITF 03-10 addressed sales incentives that are offered to the consumer by manufacturers that are honored by resellers. The consensus was that these types of incentive should not be reported as a reduction of the costs of the reseller's purchases from the vendor. If the consideration does not meet the four specific criteria outlined in EITF 03-10, then the consideration received is subject to the guidance in EITF 02-16. The Company has not changed its presentation or accounting for vendor programs as a result of EITF 02-16 or EITF 03-10. We believe that our current practices comply with both EITFs.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104 ("SAB 104"), Revenue Recognition. This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force on various revenue recognition topics, including EITF 00-21. The Company adopted this standard on a prospective basis. The adoption of SAB 104 did not have an impact on the financial position or results of operations of the Company.

In 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity ("VIE") as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any VIE's. The adoption of FIN No. 46 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 was effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of integrated logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 7 to the Consolidated Financial Statements, the Company discontinued several operating entities, which materially affected certain operating segments. All years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company's operations by segment is presented below (in thousands) for 2003, 2002 and 2001:

                      Product
                   Distribution   Integrated Logistics     Total        Operating                                     Allocated
                   Revenue from     Services Revenue       Revenue      Income from      Total         Allocated        Income
                     External         from External     from External   Continuing      Segment         Interest      Tax Expense
                    Customers           Customers         Customers     Operations       Assets       Expense (1)    (Benefit) (1)
                   ------------   --------------------  -------------   -----------    ----------     -----------    -------------
2003:
ASIA-PACIFIC        $  962,682         $   33,116        $  995,798     $   14,088     $  159,005     $      217      $    3,117
THE AMERICAS           394,044             75,574           469,618          3,621        190,077            594             610
EUROPE                 216,774            118,184           334,958          3,186         95,608            335             238
                    ----------         ----------        ----------     ----------     ----------     ----------      ----------
                    $1,573,500         $  226,874        $1,800,374     $   20,895     $  444,690     $    1,146      $    3,965
                    ==========         ==========        ==========     ==========     ==========     ==========      ==========

2002:
Asia-Pacific        $  504,866         $   22,613        $  527,499     $    6,465     $   84,920     $    1,717      $      476
The Americas           418,147             75,056           493,203         (2,030)       173,371          3,109          15,906
Europe                 166,501             88,864           255,365         (3,688)        78,011          1,073          (1,202)
                    ----------         ----------        ----------     ----------     ----------     ----------      ----------
                    $1,089,534         $  186,533        $1,276,067     $      747     $  336,302     $    5,899      $   15,180
                    ==========         ==========        ==========     ==========     ==========     ==========      ==========

2001:
Asia-Pacific        $  324,031         $   15,718        $  339,749     $    9,285     $   98,539     $    2,187      $    1,541
The Americas           592,762             57,819           650,581         (6,481)       402,030          4,726             489
Europe                 191,009             82,361           273,370          3,970        108,851          1,257             512
                    ----------         ----------        ----------     ----------     ----------     ----------      ----------
                    $1,107,802         $  155,898        $1,263,700     $    6,774     $  609,420     $    8,170      $    2,542
                    ==========         ==========        ==========     ==========     ==========     ==========      ==========

(1) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                  DECEMBER 31
                       ----------------------------------
                         2003         2002         2001
                       --------     --------     --------
Long-lived assets:
Asia-Pacific           $  9,636     $  7,479     $ 28,121
The Americas             27,121       38,274       60,841
Europe                   21,482       16,947       32,683
                       --------     --------     --------
                       $ 58,239     $ 62,700     $121,645
                       ========     ========     ========

FUTURE OPERATING RESULTS

Various statements, discussions and analyses throughout this Annual Report on Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) dependence upon principal suppliers and availability and price of wireless products; (ii) loss of significant customers or a reduction in prices we charge these customers;
(iii) reliance on third party to manage significant operations in our Asia-Pacific division; (iv) lack of demand for our products and services in certain markets and our inability to maintain margins; (v) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (vi) uncertainty whether wireless equipment manufacturers and network operators will continue to outsource aspects of their business to us; (vii) possible adverse effect on demand for our products resulting from consolidation of wireless network operator customers; (viii) economic conditions in our markets; (ix) ability to respond to rapid technological changes in the wireless communications and data industry; (x) possible difficulties collecting our accounts receivable;
(xi) access to or the cost of increasing amounts of capital, trade credit or other financing; (xii) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xiii) effect of hostilities or terrorist attacks on our operations; (xiv) reliance on sophisticated information systems technologies; (xv) ability to meet intense industry competition; (xvi) ability to manage and sustain future growth at our historical or industry rates; (xvii) success of relationships with wireless equipment manufacturers, network operators and other participants in the global wireless industry; (xviii) our recent history of losses; (xix) seasonality; (xx) ability to attract and retain qualified management and other personnel; (xxi) cost of complying with labor agreements; (xxii) ability to protect our proprietary information; (xxiii) high rate of personnel turnover; (xxiv) our significant payment obligations under certain lease and other contractual arrangements; (xxv) possible adverse effects of future medical claims regarding the use of wireless handsets; (xxvi) uncertainties regarding the outcome of pending litigation; (xxvii) ability to maintain adequate business insurance at reasonable cost and (xxviii) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during 2003 would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at December 31, 2003.

A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates would have had no material impact on our results of operations for 2003. At December 31, 2003, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

OTHER INFORMATION

COMMON STOCK INFORMATION (UNAUDITED)

Our Common Stock is listed on the NASDAQ Stock Market(R) under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market(R).

2003                                HIGH                 LOW
----                               -------             --------
FIRST QUARTER                      $  7.71             $   3.54
SECOND QUARTER                        7.42                 4.94
THIRD QUARTER                        24.85                 5.37
FOURTH QUARTER                       28.65                15.90

2002                                 High                Low
----                               -------             --------
First quarter                      $ 11.63             $   2.05
Second quarter                        3.05                 0.56
Third quarter                         1.22                 0.53
Fourth quarter                        3.98                 0.71

At March 1, 2004, there were approximately 309 stockholders of record.

We have not paid cash dividends on our Common Stock other than S corporation distributions made to stockholders during periods prior to the rescissions of S corporation elections by our predecessors or us. In addition, our bank agreements limit or prohibit us, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of our business and does not expect to declare or pay any cash dividends in the foreseeable future.

We have declared the following forward and reverse common stock splits, all of the forward stock splits, which were affected in the form of common stock dividends:

                                                DIVIDEND PAYMENT OR
           DECLARATION DATE                 STOCK SPLIT EFFECTIVE DATE            SPLIT RATIO
           ----------------                 --------------------------            -----------
            August 31, 1995                     September 20, 1995                  5 for 4
           November 12, 1996                    December 17, 1996                   3 for 2
           January 28, 1997                       March 3, 1997                     5 for 4
           October 22, 1997                     November 21, 1997                   2 for 1
             June 26, 2002                        June 27, 2002                     1 for 7
             July 29, 2003                       August 25, 2003                    3 for 2
          September 15, 2003                     October 15, 2003                   3 for 2

SELECTED FINANCIAL DATA (1)

(Amounts in thousands, except per share data)
                                                                               YEAR ENDED DECEMBER 31
                                                   -------------------------------------------------------------------------------
                                                      2003             2002             2001             2000             1999
                                                   -----------      -----------      -----------      -----------     ------------
Revenue (2)                                        $ 1,800,374      $ 1,276,067      $ 1,263,700      $ 1,297,164     $  1,193,347
Gross profit (2)                                       100,223           71,994           73,775          133,829           98,552
Operating income from continuing operations (2)         20,895              747            6,774           54,169          (44,681)
Income (loss) from continuing operations (2)            12,955           13,805            3,098           41,883          (70,530)
Total discontinued operations (2)                       (1,226)         (15,478)         (56,399)           1,800           (4,039)
Income (loss) before cumulative effect                  11,729           (1,673)         (53,301)          43,683          (74,443)
Net income (loss)                                  $    11,729      $   (42,421)     $   (53,301)     $    43,683     $    (87,847)

Basic per share:
   Income (loss) from continuing operations        $      0.71      $      0.77      $      0.17      $      2.35     $      (4.12)
   Discontinued operations                               (0.07)           (0.86)           (3.14)            0.10            (0.23)
  Cumulative effect of accounting change,
     net of tax                                             --            (2.26)              --               --            (0.78)
                                                   -----------      -----------      -----------      -----------     ------------
  Net income (loss)                                $      0.64      $     (2.35)     $     (2.97)     $      2.45     $      (5.13)
                                                   ===========      ===========      ===========      ===========     ============

Diluted per share:
   Income (loss) from continuing operations        $      0.68      $      0.77      $      0.17      $      2.32     $      (4.12)
   Discontinued operations                               (0.06)           (0.86)           (3.14)            0.10            (0.23)
  Cumulative effect of accounting change,
     net of tax                                             --            (2.26)              --               --            (0.78)
                                                   -----------      -----------      -----------      -----------     ------------
  Net income (loss)                                $      0.62      $     (2.35)     $     (2.97)     $      2.42     $      (5.13)
                                                   ===========      ===========      ===========      ===========     ============

                                                 DECEMBER 31
                          ------------------------------------------------------------
                            2003         2002         2001         2000         1999
                          --------     --------     --------     --------     --------
Working capital           $ 89,345     $ 50,943     $160,015     $267,557     $261,037
Total assets               444,690      336,302      609,420      687,787      617,500
Long-term obligations           --           --      131,647      198,441      230,886
Total liabilities          297,106      222,659      459,407      493,690      468,723
Stockholders' equity       147,584      113,643      150,013      194,097      148,777

(1) Operating data includes certain items that were recorded in the years presented as follows: restructuring and other unusual charges in 1999; facility consolidation charges in 2003, 2001 and 2000;and the cumulative effect of an accounting change in 2002 and 1999. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(2) We have reclassified certain prior year amounts to conform to the 2003 presentation. The amounts reclassified had no effect on net income or earnings per share.

                                BRIGHTPOINT, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                     PAGE
Consent of Independent Auditors..................................................................................    F-1
Financial Statement Schedule for the years 2003, 2002 and 2001:
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..............................................................    F-2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, and in the Registration Statement (Form S-8 No. 333-108496) pertaining to the Brightpoint, Inc. Independent Director Stock Compensation Plan, of our report dated January 23, 2004, except for Note 18, as to which the date is February 19, 2004 with respect to the Consolidated Financial Statements and Schedule of Brightpoint, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2003.



                                            /s/ ERNST & YOUNG LLP
                                            ---------------------


Indianapolis, Indiana
March 5, 2004

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                         COL. A           COL. B         COL. C            COL. D               COL. E
                                     --------------  ----------------  -----------  -----------------      ---------------
                                       BALANCE AT       CHARGED TO     CHARGED TO                             BALANCE AT
                                        BEGINNING        COSTS AND        OTHER                                   END
        DESCRIPTION                     OF PERIOD        EXPENSES       ACCOUNTS       DEDUCTIONS              OF PERIOD
        -----------                  --------------  ----------------  -----------  -----------------      ---------------
Year ended December 31, 2003:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................  $       13,948  $          3,861  $        --  $        (10,126)      $         7,683
   Inventory valuation reserve.....  $        3,962  $          4,663  $        --  $         (3,582)      $         5,043
                                     --------------  ----------------  -----------  -----------------      ---------------
   Total ..........................  $       17,910  $          8,524  $        --  $        (13,708)      $        12,726
                                     ==============  ================  ===========  =================      ===============

Year ended December 31, 2002:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................  $       15,669  $          5,561  $        --  $         (7,282)      $        13,948
   Inventory valuation reserve.....  $        9,894  $          9,769  $        --  $        (15,701)      $         3,962
                                     --------------  ----------------  -----------  -----------------      ---------------
   Total ..........................  $       25,563  $         15,330  $        --  $        (22,983)      $        17,910
                                     ==============  ================  ===========  =================      ===============

Year ended December 31, 2001:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................  $       12,873  $          8,359  $        --  $         (5,563)      $        15,669
   Inventory valuation reserve.....  $       10,067  $          6,347  $        --  $         (6,520)      $         9,894
                                     --------------  ----------------  -----------  -----------------      ---------------
   Total ..........................  $       22,940  $         14,706  $        --  $        (12,083)      $        25,563
                                     ==============  ================  ===========  =================      ===============

Note:  Amounts in table includes continuing and discontinuing operations.