Form 10-Q
period 2004-03-31
BRIGHTPOINT  INC
filed 2004-04-29
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_______________________to________________________

Commission file number: 0-23494

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            35-1778566
-------------------------------------------------------------------------------
         State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization

501 Airtech Parkway, Plainfield, Indiana                     46168
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Number of shares of the registrant's common stock outstanding at April 19, 2004:
19,298,510 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I. FINANCIAL INFORMATION

        ITEM 1

        Consolidated Statements of Operations
              Three Months Ended March 31, 2004 and 2003........................     3

        Consolidated Balance Sheets
              March 31, 2004 and December 31, 2003..............................     4

        Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2004 and 2003........................     5

        Notes to Consolidated Financial Statements..............................     6

        ITEM 2

        Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................    18

        ITEM 3

        Quantitative and Qualitative Disclosures About Market Risk..............    34

        ITEM 4

        Controls and Procedures.................................................    35

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings......................................................    36

         ITEM 5

         Other Information......................................................    37

         ITEM 6

         Exhibits...............................................................    37

         Reports on Form 8-K....................................................    37

         Signatures.............................................................    38

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 2004          2003
                                                               ---------    ---------
Revenue
     Product distribution revenue                              $ 377,942    $ 280,532
     Integrated logistics services revenue                        63,366       51,627
                                                               ---------    ---------
Total revenue                                                    441,308      332,159

Cost of revenue
     Cost of product distribution revenue                        364,708      273,024
     Cost of integrated logistics services revenue                51,242       40,672
                                                               ---------    ---------
Total cost of revenue                                            415,950      313,696

Gross profit                                                      25,358       18,463

Selling, general and administrative expenses                      20,057       15,396
Facility consolidation charge                                          -        4,280
                                                               ---------    ---------
Operating income (loss) from continuing operations                 5,301       (1,213)

Net interest expense                                                 268          393
Loss on extinguishment of debt                                         -          265
Net other expenses                                                   569          825
                                                               ---------    ---------
Income (loss) from continuing operations before income taxes       4,464       (2,696)

Income tax expense (benefit)                                       1,205         (716)
                                                               ---------    ---------
Income (loss) from continuing operations                           3,259       (1,980)

Discontinued operations:
     Loss from discontinued operations                              (341)        (553)
     Loss on disposal of discontinued operations                  (4,234)        (315)
                                                               ---------    ---------
Total discontinued operations                                     (4,575)        (868)
                                                               ---------    ---------

Net loss                                                       $  (1,316)   $  (2,848)
                                                               =========    =========

Basic per share:
     Income (loss) from continuing operations                  $    0.17    $   (0.11)
     Discontinued operations                                       (0.24)       (0.05)
                                                               ---------    ---------
     Net loss                                                  $   (0.07)   $   (0.16)
                                                               =========    =========

Diluted per share:
     Income (loss) from continuing operations                  $    0.16    $   (0.11)
     Discontinued operations                                       (0.23)       (0.05)
                                                               ---------    ---------
     Net loss                                                  $   (0.07)   $   (0.16)
                                                               =========    =========

Weighted average common shares outstanding:
     Basic                                                        19,270       18,051
                                                               =========    =========
     Diluted                                                      19,940       18,051
                                                               =========    =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                       MARCH 31, 2004               December 31, 2003
                                                                       --------------               -----------------
                                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                            $  85,454                     $  98,879
     Pledged cash                                                            16,504                        22,042
     Accounts receivable (less allowance for doubtful
       accounts of $7,825 in 2004 and $7,683 in 2003)                       107,310                       132,944
     Inventories                                                             98,410                       108,665
     Contract financing receivable                                           11,274                        10,838
     Other current assets                                                    11,141                        13,083
                                                                          ---------                     ---------
Total current assets                                                        330,093                       386,451

Property and equipment, net                                                  28,646                        29,566
Goodwill and other intangibles, net                                          19,015                        19,340
Other assets                                                                  9,493                         9,333
                                                                          ---------                     ---------
Total assets                                                              $ 387,247                     $ 444,690
                                                                          =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $ 168,968                     $ 204,242
     Accrued expenses                                                        50,756                        60,960
     Unfunded portion of contract financing receivable                       19,059                        15,697
     Lines of credit                                                              -                        16,207
                                                                          ---------                     ---------
Total current liabilities                                                   238,783                       297,106
                                                                          ---------                     ---------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                                -                             -
     Common stock, $0.01 par value: 100,000 shares
       authorized; 19,299 and 19,262 issued and
       outstanding in 2004 and 2003, respectively                               193                           193
     Additional paid-in capital                                             227,647                       227,338
     Retained earnings (deficit)                                            (79,054)                      (77,738)
     Accumulated other comprehensive loss                                      (322)                       (2,209)
                                                                          ---------                     ---------
Total stockholders' equity                                                  148,464                       147,584
                                                                          ---------                     ---------
Total liabilities and stockholders' equity                                $ 387,247                     $ 444,690
                                                                          =========                     =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                 2004        2003
                                                               --------    --------
OPERATING ACTIVITIES
Net loss                                                       $ (1,316)   $ (2,848)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                2,661       3,420
     Discontinued operations                                      4,575         868
     Net cash used by discontinued operations                    (1,401)       (394)
     Pledged cash requirements-operating                            538         402
     Facility consolidation charge                                    -       4,280
     Gain on debt extinguishment                                      -         265
     Changes in operating assets and
       liabilities, net of effects from acquisitions and
       divestitures:
         Accounts receivable, net                                15,077      15,322
         Inventories, net                                         9,341      (2,119)
         Other operating assets                                   1,034         622
         Accounts payable                                       (26,166)        737
         Accrued expenses                                        (8,173)     (5,587)
                                                               --------    --------
Net cash provided by (used in) operating activities              (3,830)     14,968

INVESTING ACTIVITIES
Decrease in funded contract financing receivables                 2,868       1,582
Capital expenditures                                             (2,169)     (1,291)
Proceeds from Ireland sale                                        1,714           -
Decrease (increase) in other assets                                (374)        195
Purchase acquisitions, net of cash acquired                        (213)       (735)
                                                               --------    --------
Net cash provided by (used in) investing activities               1,826        (249)

FINANCING ACTIVITIES
Net payments on credit facilities                               (16,484)     (2,386)
Pledged cash requirements-financing                               5,000           -
Proceeds from common stock issuances under employee stock
    option and purchase plans                                       308          17
Repurchase of convertible notes                                       -     (11,980)
                                                               --------    --------
Net cash used in financing activities                           (11,176)    (14,349)

Effect of exchange rate changes on cash and cash equivalents       (245)        474
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents            (13,425)        844
Cash and cash equivalents at beginning of period                 98,879      43,798
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 85,454    $ 44,642
                                                               ========    ========

See accompanying notes.

PART I FINANCIAL INFORMATION

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.       Basis of Presentation

GENERAL

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.'s (the "Company") financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of the Company, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, with the exception of the Brightpoint India Limited subsidiary that is 85% owned by the Company. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Operations for the three months ended March 31, 2004 and the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2004 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint (Ireland) Limited ("Brightpoint Ireland") to Celtic Telecom Consultants Ltd. Brightpoint Ireland was part of the Company's Europe division. The Consolidated Financial Statements includes Brightpoint Ireland's results in discontinued operations for all periods presented.

Due to seasonal factors, the Company's interim results may not be indicative of annual results.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2003. For further information, reference is made to the audited

PART I FINANCIAL INFORMATION

Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

GROSS PROFIT ACCOUNTING POLICY

The Company determines its gross profit as the difference between net revenue and cost of revenue. Cost of revenue includes the direct product costs, freight, direct and indirect labor, facilities, equipment and related costs, including depreciation, information systems and related maintenance and depreciation, and other indirect costs associated with products sold and services provided.

NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each period, and diluted net loss per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The table below presents a reconciliation of the earnings per share calculations (in thousands, except per share data):

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                   2004         2003
                                                                 --------    ----------
Income (loss) from continuing operations                         $  3,259    $   (1,980)
Discontinued operations                                            (4,575)         (868)
                                                                 --------    ----------
Net loss                                                         $ (1,316)   $   (2,848)
                                                                 ========    ==========

Basic:
   Weighted average shares outstanding                             19,270        18,051
                                                                 ========    ==========

   Per share amount:
      Income (loss) from continuing operations                   $   0.17    $    (0.11)
      Discontinued operations                                       (0.24)        (0.05)
                                                                 --------    ----------
      Net loss                                                   $  (0.07)   $    (0.16)
                                                                 ========    ==========

Diluted:
  Weighted average shares outstanding                              19,270        18,051
  Net effect of dilutive stock options - based on the treasury
      stock method using average market price                         670             -
                                                                 --------    ----------
   Total weighted average shares outstanding                       19,940        18,051
                                                                 ========    ==========

   Per share amount:
      Income (loss) from continuing operations                   $   0.16    $    (0.11)
      Discontinued operations                                       (0.23)        (0.05)
                                                                 --------    ----------
      Net loss                                                   $  (0.07)   $    (0.16)
                                                                 ========    ==========

PART I FINANCIAL INFORMATION

STOCK OPTIONS

The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no material compensation expense has been recognized for stock options granted to employees or stock sold pursuant to the employee stock purchase plan ("ESPP"). The table below presents a reconciliation of the Company's pro forma net loss giving effect to the estimated compensation expense related to stock options and the ESPP that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2004        2003
                                                                            ---------    ---------
Net loss as reported                                                        $  (1,316)   $  (2,848)
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the
    fair value method had been applied                                           (462)        (267)
                                                                            ---------    ---------
Pro forma net loss                                                          $  (1,778)   $  (3,115)
                                                                            =========    =========

Basic per share:
    Net loss                                                                $   (0.07)   $   (0.16)
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
       the fair value method had been applied                                   (0.02)       (0.01)
                                                                            ---------    ---------
    Pro forma net loss                                                      $   (0.09)   $   (0.17)
                                                                            =========    =========

Diluted per share:
    Net loss                                                                $   (0.07)   $   (0.16)
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
       the fair value method had been applied                                   (0.02)       (0.01)
                                                                            ---------    ---------
    Pro forma net loss                                                      $   (0.09)   $   (0.17)
                                                                            =========    =========

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are as follows:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                         2004       2003
                                       -------    -------
Net loss                               $(1,316)   $(2,848)
Foreign currency translation amounts     1,887      1,917
                                       -------    -------
Comprehensive income (loss)            $   571    $  (931)
                                       =======    =======

PART I FINANCIAL INFORMATION

2.       Facility Consolidation Charge

During 2003, the Company consolidated its Richmond, California, call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division. During the first quarter of 2003, the Company recorded a pre-tax charge of $4.3. For the year of 2003, the total pre-tax charge of $5.5 million which included approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. During 2003, $2.1 million of this charge was used. If the Company is unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than the revised estimate, the Company may incur additional expenses.

Reserve activity for the facility consolidation as of March 31, 2004 is as follows (in thousands):

                           Lease                                Employee
                        Termination           Fixed           Termination        Other Exit
                           Costs              Assets             Costs              Costs            Total
                           -----              ------             -----              -----            -----
December 31, 2003         $ 3,379          $          -       $          -         $     9          $ 3,388
Provisions                      -                     -                  -               -                -
Cash usage                   (244)                    -                  -              (9)            (253)
Non-cash usage                  -                     -                  -               -                -
                          -------          ------------       ------------         -------          -------
MARCH 31, 2004            $ 3,135          $          -       $          -         $     -          $ 3,135
                          =======          ============       ============         =======          =======

3.       Discontinued Operations

Details of discontinued operations are as follows (in thousands):

                                                           THREE MONTHS ENDED MARCH 31
                                                           ---------------------------
                                                                 2004      2003
                                                               -------    -------
Revenue                                                        $ 4,037    $ 8,031
                                                               =======    =======
Loss from discontinued operations
    Net operating loss                                         $  (335)   $  (394)
    Restructuring plan charges                                     (54)        75
    Other                                                           48       (233)
                                                               -------    -------
 Total loss from discontinued operations                          (341)      (553)
                                                               -------    -------

 Loss on disposal of discontinued operations
    Restructuring plan charges                                    (451)      (258)
    Other                                                          (26)       (58)
    Sale of Ireland                                             (3,757)         -
                                                               -------    -------
Total loss on disposal of discontinued operations               (4,234)      (315)
                                                               -------    -------

Total discontinued operations                                  $(4,575)   $  (868)
                                                               =======    =======

PART I FINANCIAL INFORMATION

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                              MARCH 31, 2004  December 31, 2003
                                              --------------  -----------------
Total current assets                              $  437            $  857
Other non-current assets                             125               127
                                                  ------            ------
Total assets                                      $  562            $  984
                                                  ======            ======

Accounts payable                                  $   96            $   57
Accrued expenses and other liabilities             2,552             2,760
                                                  ------            ------
Total liabilities                                 $2,648            $2,817
                                                  ======            ======

2001 Restructuring Plan

During 2001, the Company's Board of Directors approved a restructuring plan ("2001 Restructuring Plan") that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and divesting or closing operations in which the Company believed potential returns were not likely to generate an acceptable return on invested capital, therefore, certain operations were sold or otherwise discontinued pursuant to the 2001 Restructuring Plan. In total, the 2001 Restructuring Plan resulted in a headcount reduction of approximately 350 employees across most areas of the Company, including marketing, operations, finance and administration.

2001 Restructuring Plan specific to the China operations

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry. In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was $2 million at March 31, 2004 and December 31, 2003. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations managed by Persequor Limited.

PART I FINANCIAL INFORMATION

As of December 31, 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                                      MARCH 31,
                                                                   --------------
                                                                    2004     2003
                                                                   --------------
Cash charges (credits):
Employee termination costs                                         $   -    $ (20)
Other exit costs                                                      75      (66)
                                                                   --------------
Total cash charges (credits)                                          75      (86)
                                                                   --------------

Non-cash charges (credits):
Impairment of accounts receivable and inventories                      -        5
Impairment of fixed and other assets                                 313       13
Income tax effect of restructuring actions                           (21)       -
Write-off of cumulative foreign currency translation adjustments     138      241
                                                                   --------------
Total non-cash charges (credits)                                     430      259
                                                                   --------------
Total restructuring plan charges                                   $ 505    $ 173
                                                                   ==============

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                          Lease          Employee
                       Termination     Termination      Other Exit
                          Costs           Costs           Costs           Total
                          -----           -----           -----           -----
January 1, 2001          $     -         $     -         $     -         $     -

Provisions (1)               314             619           1,810           2,743
                         -------         -------         -------         -------
December 31, 2001            314             619           1,810           2,743

Provisions (1)               348             502           1,199           2,049
Cash usage                  (457)         (1,096)         (2,093)         (3,646)
Non-cash usage                 -               -            (189)           (190)
                         -------         -------         -------         -------
December 31, 2002        $   205         $    25         $   727         $   957

Provisions (1)                 6               -              41              47
Cash usage                  (201)            (25)           (214)           (440)
Non-cash usage                 -               -            (145)           (145)
                         -------         -------         -------         -------
December 31, 2003        $    10         $     -         $   409         $   419
                         -------         -------         -------         -------

PROVISIONS (1)                 -               -               -               -
CASH USAGE                     -               -               6               6
NON-CASH USAGE                 -               -              40              40
                         -------         -------         -------         -------
MARCH 31, 2004           $    10         $     -         $   363         $   373
                         =======         =======         =======         =======

(1) Provisions do not include items that were directly expensed in the period.

PART I FINANCIAL INFORMATION

4.       Divestiture

On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Consideration for the sale consisted of cash of approximately $1.7 million. The Company recorded a $3.8 million loss from the sale and a $310 thousand loss from Brightpoint Ireland's results of operations during the first quarter of 2004. The loss includes the non-cash write-off of approximately $1.6 million pertaining to cumulative currency translation adjustments. Brightpoint Ireland was a part of the Company's Europe division. The Consolidated Financial Statements includes Brightpoint Ireland's results in discontinued operations for all periods presented.

5.       Accounts Receivable Transfers

During the quarters ended March 31, 2004 and 2003, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Norway, Sweden, and France with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the quarter ended March 31, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable for continuing operations during the quarter ended March 31, 2004 and 2003 totaled $91 million and $54 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $311 thousand and $337 thousand during the quarter ended March 31, 2004 and 2003, respectively. These fees are included as a component of "Net other expenses" in the Consolidated Statements of Operations.

For discontinued operations, net funds received from the sales of accounts receivable during the quarter ended March 31, 2003 totaled $4.4 million. Fees, in the form of discounts, incurred in connection with these sales totaled $58 thousand during the quarter ended March 31, 2003. These fees were originally recorded as a component of "Net other expenses" in the Consolidated Statements of Operations, but have now been reclassified as a component of "Loss from discontinued operations" in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. In certain circumstances, the Company may be required to repurchase the corresponding accounts receivable sold, including, but not limited to, accounts receivable in dispute or otherwise not collectible, if credit insurance is not maintained, a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the quarter ended March 31, 2004 and 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

PART I FINANCIAL INFORMATION

Pursuant to these arrangements, approximately $27 million and $24 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at March 31, 2004 and 2003, respectively. Amounts held by banks or other financing institutions at March 31, 2004 were for transactions related to the Company's Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

6.       Lines of Credit and Long-term Debt

                                                    OUTSTANDING AT:
                                         -------------------------------------
     CREDIT AGREEMENTS                   MARCH 31, 2004      December 31, 2003
     -----------------                   --------------      -----------------
             - Asia-Pacific                $       -              $  16,171
             - The Americas                        -                      -
             - Europe                              -                     36
                                           --------------------------------
  Total                                    $       -              $  16,207
                                           --------------------------------

Lines of Credit  - Americas Division

On March 18, 2004, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), entered into an Amended and Restated Credit Facility (the "Revolver") amending and restating the previous agreement dated October 31, 2001 between the Borrowers and General Electric Capital Corporation ("GE Capital") to provide capital for its North American operations. GE Capital acted as agent for a syndicate of banks (the "Lenders"). The Revolver expires in March of 2007. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 0% or LIBOR plus 1.50%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc. and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At March 31, 2004 and December 31, 2003, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum and letters of credit, of approximately $24 million and $27 million respectively.

Lines of Credit - Asia-Pacific

In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $38 million U.S. dollars at March 31, 2004). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate

PART I FINANCIAL INFORMATION

plus 2.9% (totaling 8.51% at March 31, 2004). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At March 31, 2004, there was no amount outstanding under the facility with available funding of $28 million. At December 31, 2003, there was $11.9 million outstanding under the Facility at an interest rate of approximately 7.8% with available funding of $13.4 million.

In December of 2003, the Company's Brightpoint India Private Limited subsidiary entered into a short-term credit facility with ABN Amro. At December 31, 2003, $4.3 million was outstanding at an interest rate of 6.5%. In January 2004, this credit facility was paid and terminated.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. entered into a credit facility with Banco de Oro. The facility, which matures in April of 2004, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos (approximately $900 thousand U.S. dollars, at March 31, 2004), guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (10.5% at March 31, 2004). At March 31, 2004 and December 31, 2003, the facility had no amounts outstanding with available funding of approximately $900 thousand dollars.

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $8.0 million U.S. dollars at March 31, 2004). Future borrowings under the facility will be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index rate plus 3.15% (8.74% at March 31, 2004). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At March 31, 2004 and December 31, 2003, there were no amounts outstanding under the facility with available funding of approximately $3.3 million and $3.9 million, respectively.

According to EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement, whereby remittances from the borrower's customers reduce the debt outstanding, are considered short-term obligations. Accordingly, any outstanding borrowings under the Australia or New Zealand facilities are classified as current.

Lines of Credit - Europe

The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $2.0 million U.S. dollars at March 31, 2004) and bears interest at the SEB Banken Base plus 1% (2.75% at March 31, 2004). The facility is supported by a guarantee provided

PART I FINANCIAL INFORMATION

by the Company. At March 31, 2004 and December 31, 2003, there were no amounts outstanding under this facility and available funding was approximately $2.0 million and $2.1 million, respectively.

At March 31, 2004 and December 31, 2003, the Company was in compliance with the covenants in its credit agreements. Interest payments were approximately $100 thousand for the period ended March 31, 2004. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

A cash-secured standby letter of credit of $15 million supporting the Company's Brightpoint Asia Limited vendor credit line was issued by a financial institution on behalf of the Company and was outstanding at March 31, 2004, as compared to $20 million at December 31, 2003, which supported the Company's Brightpoint Asia Limited and Brightpoint Philippines vendor credit lines and a short-term line of credit in India. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

7.       Guarantees

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

The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in the Company's financial statements. Although the guarantees relating to lines of credit and long-term debt are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in Note 6 to the consolidated financial statements.

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of March 31, 2004, the Company has issued $29 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $29 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described is described in Note 5. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at March 31, 2004 is approximately $27 million.

The Company has entered into indemnification agreements with its officers and directors, to the extent permitted by law, pursuant to which the Company has agreed to reimburse its officers and directors for

PART I FINANCIAL INFORMATION

legal expenses in the event of litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. The Company has a directors and officers insurance policy that may mitigate the potential liability and payments.

8.       Operating Segments

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: Asia-Pacific, The Americas, and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of integrated logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. All amounts presented below exclude the results of operations that have been discontinued. A summary of the Company's operations by segment is presented below (in thousands) for the quarter ended March 31, 2004 and 2003:

                                                                  Integrated                       Operating
                                              Distribution    Logistics Services     Total       Income (Loss)
                                              Revenue from       Revenue from       Revenue          from
                                                External            External      from External    Continuing
                                                Customers          Customers       Customers     Operations (1)
                                                ---------          ---------       ---------     --------------
MARCH 31, 2004:
ASIA-PACIFIC                                   $   229,706        $    11,007     $    240,713     $   1,776
THE AMERICAS                                        95,469             22,827          118,296         2,728
EUROPE                                              52,767             29,532           82,299           797
                                               -------------------------------------------------------------
                                               $   377,942        $    63,366     $    441,308     $   5,301
                                               =============================================================

March 31, 2003:
Asia-Pacific                                   $   168,220        $     8,185     $    176,405     $   1,642
The Americas (2)                                    75,520             19,307           94,827        (3,506)
Europe                                              36,792             24,136           60,927           651
                                               -------------------------------------------------------------
                                               $   280,532        $    51,627     $    332,159     $  (1,213)
                                               =============================================================

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2) Operating income (loss) from continuing operations includes a facility consolidation charge of $4.3 million.

                                                     MARCH 31,     December 31,
                                                        2004           2003
                                                        ----           ----
TOTAL SEGMENT ASSETS:
Asia-Pacific                                          $158,829       $159,005
The Americas (3)                                       154,572        190,077
Europe                                                  73,846         95,608
                                                      --------       --------
                                                      $387,247       $444,690
                                                      ========       ========

(3) Corporate assets are included in the Americas segment

PART I FINANCIAL INFORMATION

9.       Contingencies

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

The Company's subsidiary in South Africa, whose operations were discontinued pursuant to the 2001 Restructuring Plan, has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.5 million U.S. dollars (at current exchange rates) including penalties and interest. The potential assessment is not estimable and, therefore, is not reflected as a liability or recorded as an expense.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K, for the year ended December 31, 2003 and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         -        purchasing patterns of customers in different markets; and

         -        weather patterns.

In the first quarter of 2004, we experienced an 8% decrease in the number of wireless device units handled when compared to the fourth quarter of 2003. This decrease is primarily due to timing of local holidays that cause fourth quarter units handled to generally be higher than other quarters throughout the year. Due to seasonal factors, our interim results may not be indicative of annual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

                                           Three Months Ended               Change from
                              ---------------------------------------------------------
                              MARCH 31,     Percent  March 31,     Percent   Q1 2003 to
(Amounts in 000s)               2004       of Total    2003       of Total     Q1 2004
                                ----       --------    ----       --------     -------
REVENUE BY DIVISION:
Asia-Pacific                  $240,713         55%   $176,405         53%         36%
The Americas                   118,296         27%     94,827         29%         25%
Europe                          82,299         18%     60,927         18%         35%
                              ------------------------------------------------------
        Total                 $441,308        100%   $332,159        100%         33%
                              ======================================================

REVENUE BY SERVICE LINE:
Product distribution          $377,942         86%   $280,532         84%         35%
Integrated logistics
services                        63,366         14%     51,627         16%         23%
                              ------------------------------------------------------
        Total                 $441,308        100%   $332,159        100%         33%
                              ======================================================

WIRELESS DEVICES HANDLED
BY DIVISION:
Asia-Pacific                     1,544         27%      1,065         28%         45%
The Americas                     3,930         69%      2,657         68%         48%
Europe                             204          4%        165          4%         24%
                              ------------------------------------------------------
        Total                    5,678        100%      3,887        100%         46%
                              ======================================================

WIRELESS DEVICES HANDLED BY
SERVICE LINE:
Sales of wireless devices        2,370         42%      1,809         47%         31%
Integrated logistics
services                         3,308         58%      2,078         53%         59%
                              ------------------------------------------------------
        Total                    5,678        100%      3,887        100%         46%
                              ======================================================

Revenue in the first quarter of 2004 was $441 million, an increase of 33% from $332 million in the first quarter of 2003. Wireless devices handled in the first quarter of 2004 increased 46% from the first quarter of 2003. The availability of feature-rich wireless devices, combined with manufacturer and wireless network promotional activity, induced subscribers to upgrade their wireless devices in certain markets. The gap between unit growth and revenue growth is attributable to a sales mix shift from product distribution sales to fee-based logistics services. The increase in revenue and wireless devices handled was pervasive throughout all divisions and both service lines.

Revenue by Division, as compared to the first quarter of 2003:

         The revenue increase in the Asia-Pacific division of 36% is attributable to strong market demand for our products, the strengthening of foreign currencies against the U.S. dollar, which accounted for approximately 9 percentage points of the increase in revenue, various network operator promotional programs in certain markets, and our presence in India, which did not exist in the first quarter of 2003. The increase in revenue was partially offset by a 7% decline in average selling prices, which was caused by a shift in sales mix toward lower-end wireless devices in certain markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The revenue increase in the Americas division of 25% is attributable to a 20% increase in the average selling prices of wireless devices sold, an 18% increase in logistics services revenues and a 9% increase in the number of wireless devices sold through our distribution business. The increase in the average selling price of wireless devices and the number of wireless devices sold was due to increased demand for wireless devices with enhanced features such as color screens and embedded cameras. The Americas division experienced 60% growth in wireless devices handled in its logistics services business, which was attributable to increased demand experienced by our network operator customers and the addition of new customers. The increase in logistics services revenue was less than the unit growth rate due to reduced fee structures with certain customers, tiered volume pricing and changes in the scope of services provided to certain customers.

         As compared to the first quarter of 2003, the revenue increase in the Europe division of 35% is primarily attributable to a 24% increase in wireless devices handled as a result of increased market share in France and Sweden and the strengthening of foreign currencies against the U.S. dollar, which accounted for approximately 17 percentage points of the increase in revenue.

Revenue by Service Line, as compared to the first quarter of 2003:

         We experienced a 35% increase in revenue from product distribution primarily as a result of strong market demand in the Asia-Pacific division, our presence in India, which did not exist in the first quarter of 2003, increased demand for feature-rich products with resulted in a 20% increase in average selling prices in the Americas division, and increased market share in certain European markets.

         We experienced a 23% increase in revenue from integrated logistics services primarily as a result of sales of prepaid wireless airtime in certain Asia-Pacific markets, increased demand from current logistics services customers and the addition of new customers in the Americas division, and the addition of sales of prepaid wireless airtime in the Americas division. Although the Americas division was able to increase its wireless devices handled through logistics services by 60%, these increases were partially offset by reduced fee structures with certain customers, tiered volume pricing and changes in the scope of services provided to certain customers.

Wireless devices handled, as compared to the first quarter of 2003:

         The number of wireless devices sold through our distribution business increased 31%, primarily as a result of strong market demand in the Asia-Pacific division, our presence in India, which did not exist in the first quarter of 2003, increased demand for feature-rich products in the Americas division, and increased market share in certain European markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The number of wireless devices handled through our integrated logistics business increased 59%, primarily as a result of increased demand from current logistics services customers and the addition of new logistics services customers in the Americas division.

Gross Profit and Gross Margin

Gross Profit by Service Line:

                                          Three Months Ended
                               ----------------------------------------   Change from
                               MARCH 31,     % of   March 31,     % of     Q1 2003 to
(Amounts in 000s)                 2004       Total    2003        Total      Q1 2004
                                  ----       -----    ----        -----      -------
Product distribution            $13,234        52%   $ 7,508        41%        76%
Integrated logistics services    12,124        48%    10,955        59%        11%
                                -------       ---    -------       ---         --
    Total                       $25,358       100%   $18,463       100%        37%
                                =======       ===    =======       ===         ==

Gross Profit by Service Line, as compared to the first quarter of 2003:

         The 37% increase in gross profit is primarily attributable to a 46% increase in wireless devices handled, a 33% increase in total revenue and realization of improved cost efficiencies in the Americas division, which was primarily as a result of the consolidation of its Richmond, California, call center with its Plainfield, Indiana, call center and other efficiency initiatives.

         The 76% increase in gross profit from product distribution revenue is primarily attributable to a 35% increase in product distribution revenue, a 31% increase in wireless devices sold, increased leverage of the cost infrastructure in the Americas division due to higher volume and improved efficiencies, and a shift to higher margin products in certain European markets. These increases were partially offset by sales of low-end lower gross margin wireless devices in certain Asia-Pacific markets.

         The 11% increase in gross profit from integrated logistics services is attributable to a 59% increase in wireless devices handled, partially offset by a 2.1 percentage point decline in gross margin. Although the Americas division was able to increase its wireless devices handled through logistics services by 60%, these increases were partially offset by reduced fee structures with certain customers, tiered volume pricing and changes in the scope of services provided to certain customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Margin by Service Line:

                                                Three Months Ended
                                           -----------------------------      Change from
                                           March 31,           March 31,       Q1 2003 to
                                             2004                2003            Q1 2004
                                             ----                ----            -------
Product distribution                          3.5%                2.7%         0.9 % points
Integrated logistics services                19.1%               21.2%       (2.1) % points
                                             ----                ----        --------------
    Total                                     5.7%                5.6%         0.1 % points
                                             ====                ====        ==============

Gross Margin by Service Line, as compared to the first quarter of 2003:

         The increase in gross margin from product distribution is primarily the result of increased leverage of the cost infrastructure in the Americas division due to higher volumes, and a shift to higher margin products in certain European markets. These increases were partially offset by sales of low-end wireless devices with a lower gross margin in certain Asia-Pacific markets.

         The decrease in gross margin from integrated logistics services is primarily a result of the addition of prepaid airtime in the Americas division, which yields a relatively lower gross margin.

Selling, General and Administrative Expenses

                                             Three Months Ended
                                           -----------------------  Change from
(Amounts in 000s)                          MARCH 31,     March 31,  Q1 2003 to
                                             2004          2003       Q1 2004
                                             ----          ----       -------
Selling, general and  administrative
     expenses                               $20,057      $15,396         30%
                                            --------------------
As a percent of revenue                         4.5%         4.6%
                                            ====================

SG&A expenses increased 30% in conjunction with a 33% increase in revenue, as compared to the first quarter of 2003. The $4.7 million increase in spending primarily resulted from an estimated $1.3 million unfavorable effect from the strengthening of foreign currencies against the U.S. dollar, the increased retail presence and continued development of wholesale activity in France, our presence in India, which did not exist in the first quarter of 2003, the development of activation services in the Americas division and increased costs of being a publicly traded company caused by additional regulatory requirements and related factors.

Facility Consolidation Charge

During 2003, we consolidated our Richmond, California, call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We completed the consolidation of the facility in April of 2003 and have been engaged in a search for a sub-lessee of the premises. During the first quarter of 2003, the Company recorded a pre-tax charge of $4.3 million. For the year of 2003, the total pre-tax charge was $5.5 million which included approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. At this time, we do not expect to incur significant additional costs related to the facility consolidation. However, if we are unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than the revised estimate, we may incur additional expenses. See Note 2 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss) from Continuing Operations

                                                         Three Months Ended                        OI Dollar
                                             -----------------------------------------------      Change from
                                             March 31,      OI        March 31,        OI         Q1 2003 to
(Amounts in 000s)                              2004       Margin        2003         Margin         Q1 2004
                                               ----       ------        ----         ------         -------
Asia-Pacific                                  $ 1,776       0.7%       $ 1,642         0.9%             8%
The Americas                                    2,728       2.3%        (3,506)       (3.7%)          N/M
Europe                                            797       1.0%           651         1.1%            22%
                                              -----------------------------------------------------------
Operating income (loss) from continuing
operations                                    $ 5,301       1.2%       $(1,213)       (0.4%)          N/M
                                              ===========================================================
   N/M: Not Meaningful

Operating income from continuing operations increased $6.5 million as compared to the first quarter of 2003. The increase in operating income from continuing operations is primarily a result of the 33% increase in revenue, the associated 37% increase in gross profit, and the $4.3 million facility consolidation charge incurred in 2003, which did not recur in the first quarter of 2004. The increase in revenue and associated gross profit was primarily attributable to strong market demand in the Asia-Pacific division, increased demand for feature-rich products in the Americas division, and increased market share in the Europe division. The increase in revenue and gross profit was partially offset by the $4.7 million increase in SG&A expenses primarily resulting from an estimated $1.3 million unfavorable effect from the strengthening of foreign currencies against the U.S. dollar, the increased retail presence and continued development of wholesale activity in France, SG&A expenses of $860 thousand incurred in India, which did not exist in the first quarter of 2003, the development of activation services in the Americas division and increased costs of being a publicly traded company caused by additional regulatory requirements and related factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income (Loss) from Continuing Operations

                                          Three Months Ended
                                       ------------------------     Change from
                                       MARCH 31,      March 31,     Q1 2003 to
(Amounts in 000s)                        2004           2003          Q1 2004
                                         ----           ----          -------
Income (loss) from continuing
   operations                           $ 3,259       $ (1,980)       $ 5,239
                                        ----------------------
As a percent of revenue                     0.7%          (0.6%)
                                        ----------------------

Diluted per share                       $  0.16       $  (0.11)           N/M
Diluted shares outstanding               19,940         18,051             10%
   N/M: Not Meaningful.

Income from continuing operations for the first quarter of 2004 increased $5.2 million as compared to the first quarter of 2003. This increase is primarily a result of the 33% increase in revenue and the associated 37% increase in gross profit, the $4.3 million facility consolidation charge incurred in 2003, which did not recur in the first quarter of 2004, and a decrease in interest and other expenses. The increase in revenue and associated gross profit was attributable to strong market demand in the Asia-Pacific division, increased demand for feature-rich products in the Americas division and increased market share in the Europe division. The decrease in interest and other expenses is a result of reduced debt, a $275 thousand loss in connection with the settlement of the shareholder derivative action incurred in 2003, which did not recur in 2004, and reduced fees relating to accounts receivable sales. The increase in revenue and gross profit was partially offset by the $4.7 million increase in SG&A spending primarily resulting from an estimated $1.3 million unfavorable effect from the strengthening of foreign currencies against the U.S. dollar, the increased retail presence and continued development of wholesale activity in France, SG&A expense of $860 thousand incurred in India, which did not exist in the first quarter of 2003, the development of activation services in the Americas division and increased costs of being a publicly traded company caused by additional regulatory requirements and related factors.

Income per diluted share from continuing operations was $0.16 for the first quarter of 2004 compared to a loss per diluted share from continuing operations of $0.11 in the first quarter of 2003. The issuance of shares from the exercise of stock options in 2003 and the effect of the increase in Brightpoint's average stock market price in determining the diluted shares outstanding had a 10% dilutive effect on weighted average shares outstanding in the first quarter of 2004, as compared to the first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

                                                Three Months Ended
                                           ----------------------------           Change from
                                           MARCH 31,          March 31,           Q1 2003 to
(Amounts in 000s)                            2004               2003                Q1 2004
                                             ----               ----                -------
Loss from discontinued operations          $   (341)          $   (553)               (38%)
Loss on disposal of discontinued
   operations                                (4,234)              (315)               N/M
                                           ---------------------------
Total discontinued operations              $ (4,575)          $   (868)
                                           ---------------------------

Diluted per share                          $  (0.23)          $  (0.05)               N/M
Diluted shares outstanding                   19,940             18,051                 10%
   N/M: Not Meaningful

On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint (Ireland) Limited ("Brightpoint Ireland") to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. During the first quarter of 2004, we incurred a loss of $310 thousand relating to Brightpoint Ireland's results of operations as compared to $280 thousand loss in the first quarter of 2003. These losses are included in the loss from discontinued operations. Also, as a result of the sale of Brightpoint Ireland, in the first quarter of 2004, we incurred a $3.8 million loss, which is included as a part of the loss on disposal of discontinued operations. This loss includes the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.

Other losses included in total discontinued operations for the first quarter of 2004, excluding Brightpoint Ireland, were $508 thousand as compared to $588 thousand in the first quarter of 2003. These losses are a result of actions taken in 2001 and 2002 to sell, dispose or eliminate operations in certain markets and are comprised primarily of assets written off that had became unrealizable, professional and liquidation fees and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss

                                           Three Months Ended
                                    --------------------------------          Change from
                                     MARCH 31,             March 31,          Q1 2003 to
(Amounts in 000s)                      2004                  2003              Q1 2004
                                       ----                  ----              -------
Net Loss                            $   (1,316)           $   (2,848)           $1,532
                                    --------------------------------
As a percent of revenue                   (0.3%)                (0.9%)
                                    --------------------------------

Diluted per share                   $    (0.07)           $    (0.16)              N/M
Diluted shares outstanding              19,940                18,051                10%

Net loss for the first quarter of 2004 was $1.3 million, or $0.07 per diluted share, compared to a net loss of $2.8 million, or $0.16 per diluted share, in the first quarter of 2003. The issuance of shares from the exercise of stock options in 2003 and the effect of the increase in Brightpoint's average stock market price in determining the diluted shares outstanding had a 10% dilutive effect on weighted average shares outstanding in 2004.

The reduced net loss for the first quarter of 2004 as compared to the first quarter of 2003 is primarily due to the increase of $5.2 million in income from continuing operations, offset by the $4.6 million loss from discontinued operations. The increase in the income from continuing operations is primarily a result of the 33% increase in revenue, the associated 37% increase in gross profit, the $4.3 million facility consolidation charge incurred in 2003, which did not recur in the first quarter of 2004, and a decrease in interest and other expenses. The increase in revenue and associated gross profit was attributable to strong market demand in the Asia-Pacific division, increased demand for feature-rich products in the Americas division, and increased market share in the Europe division. The decrease in interest and other expenses is a result of reduced debt, a $275 thousand loss in connection with the settlement of the shareholder derivative action incurred in 2003, which did not recur in 2004, and reduced fees relating to accounts receivable sales. The increase in revenue and gross profit was partially offset by the $4.7 million increase in SG&A spending primarily resulting from an estimated $1.3 million unfavorable effect from the strengthening of foreign currencies against the U.S. dollar, the increased retail presence and continued development of wholesale activity in France, SG&A expenses of $860 thousand incurred in India, which did not exist in the first quarter of 2003, the development of activation services in the Americas division and increased costs of being a publicly traded company caused by additional regulatory requirements and related factors. The loss from discontinued operations is primarily from the loss on the sale of Brightpoint Ireland, professional and liquidation fees from the disposal of other entities discontinued in prior years and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS ("ROIC")

We believe that it is equally important for a business to manage its balance sheet as it does its statement of operations. A measurement that ties the statement of operation performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for further potential growth opportunities. We take a straight-forward approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our stockholders' equity and debt. The details of this measurement are outlined below.

                                             Three Months Ended                   Trailing Twelve Months Ended
                                  ---------------------------------------   ---------------------------------------
                                  March 31,     March 31,    December 31,   March 31,     March 31,    December 31,
                                    2004           2003          2003          2004          2003         2003
                                    ----           ----          ----          ----          ----         ----
Operating income after taxes:
Operating income (loss) from
 continuing operations            $   5,301     $  (1,213)    $   9,099     $  30,195     $   2,865     $  23,681
Plus: Facility consolidation
 charge                                   -         4,280         1,000         1,181         4,280         5,461
Less: Estimated income taxes (1)     (1,431)         (815)       (2,800)       (7,812)          (13)       (7,195)
                                  ---------     ---------     ---------     ---------     ---------     ---------
Operating income after taxes      $   3,870     $   2,252     $   7,299     $  23,564     $   7,132     $  21,947
                                  =========     =========     =========     =========     =========     =========

Invested capital:
 Debt                             $       -     $   8,476     $  16,207     $       -     $   8,476     $  16,207
 Stockholders' equity               148,464       112,729       147,584       148,464       112,729       147,584
                                  ---------     ---------     ---------     ---------     ---------     ---------
   Invested capital               $ 148,464     $ 121,205     $ 163,791     $ 148,464     $ 121,205     $ 163,791
                                  =========     =========     =========     =========     =========     =========

Average invested capital (2)      $ 156,128     $ 128,484     $ 148,324     $ 140,003     $ 176,392     $ 137,463
                                  =========     =========     =========     =========     =========     =========

ROIC (3)                                 10%            7%           20%           17%            4%           16%
                                  =========     =========     =========     =========     =========     =========

     (1) Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods' effective tax rate.

     (2) Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing twelve month periods represents the average of the ending invested capital amounts for the current and four prior quarter period ends.

     (3) ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the result by four
          (4) to state ROIC on an annualized basis.

Our annualized ROIC for the first quarter of 2004 increased to 10% from 7% in the first quarter of 2003 as a result of higher operating income, partially offset by a higher average invested capital base. Since the Company has earned income in 2003, increased its common stock and additional paid-in capital through the exercise of employee stock options, and experienced a reduction in accumulated other comprehensive loss due to the general strengthening of foreign currencies relative to the U.S. dollar, the equity component in this calculation has increased from $113 million as of December 31, 2003, to $148 million as of March 31, 2004, and has therefore added to our invested capital base.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to seasonality, annualized quarterly ROIC in the first quarter is typically lower than other quarters. ROIC was 10% for the first quarter as compared to 20% in the fourth quarter of 2003.

CASH CONVERSION CYCLE

                                                                                       Three Months
                                                          THREE MONTHS ENDED              Ended
                                                               MARCH 31,               December 31,
                                                         ----           ----           ------------
                                                         2004           2003               2003
                                                         ----           ----           ------------
Days sales outstanding in accounts receivable              20             24                 19
Days inventory on-hand                                     23             23                 21
Days payable outstanding                                  (39)           (41)               (36)
                                                          ---            ---                ---
    Cash conversion cycle days                              4              6                  4
                                                          ===            ===                ===

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers, and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detail calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

During the first quarter of 2004, the cash conversion cycle decreased to 4 days from 6 days as compared to the first quarter of 2003. Four days is an unusually low number for a distribution company and it is unlikely that we can sustain this short cycle for an extended period of time. Increases in the cash conversion cycle would have the effect of consuming our cash, potentially causing us to borrow from lenders or issuing common stock to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

The Company was able to attain days of sales outstanding of 20 days by collecting cash prior to product delivery from certain customers, selling receivables in certain markets and therefore collecting cash prior to the customer invoice due dates, focusing on credit and collections, and offering customers early-pay discounts. The Company was able to attain days of inventory on hand of 23 days by monitoring our inventory levels very closely and consciously striving to keep our investment low while still holding enough inventory to meet customer demand. While our improving financial condition in 2003 caused suppliers to relax their credit standards, providing us with higher credit limits and longer payment requirements, we did accept certain suppliers' offers of early settlement discounts. By doing so, we reduced the average days to pay suppliers to 39 days in the first quarter of 2004 as compared to 41 days in the first quarter of 2003. From time to time, we may pay our suppliers prior to the invoice due date. This may consume our cash or may cause us to borrow from lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

OPERATING ACTIVITIES

In the first quarter of 2004, net cash used in operating activities was $3.8 million. Net cash used in operating activities was primarily due to a reduction in accrued expenses caused by a cash management program change with a logistics customer and liabilities settled in preparation for the sale of Brightpoint (Ireland) Limited. This additional use of cash was partially offset by the cash generated by operations as measured by earnings before interest, taxes, depreciation and amortization ("EBITDA"). The net changes in operating assets and liabilities consist primarily of a reduction in accounts receivable, inventories and accounts payable. The reduction in accounts receivable during the first quarter of 2004 was attributable to the successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations. The decrease in inventories is due primarily to improved inventory management processes. The decrease in accounts payable is due primarily to timing of inventory receipts and related payments at the end of the quarter as compared to the end of December and our ability to utilize certain suppliers' offers of early settlement discounts.

                                                  THREE MONTHS ENDED MARCH 31,
(Amounts in 000s)                                     2004           2003
                                                      ----           ----
Net loss                                            $(1,316)        $(2,848)
Net interest expense                                    268             393
Income taxes (includes income taxes included
   in Discontinued Operations)                        1,205            (716)
Depreciation and amortization                         2,661           3,420
                                                    -------         -------
         EBITDA                                     $ 2,818         $   249
                                                    =======         =======

During the first quarter of 2004, the Company generated an EBITDA of approximately $2.8 million as compared to $249 thousand in the first quarter of 2003. EBITDA provides management with an indicator of how much cash the Company generates, excluding any changes in working capital. Since the Company has experienced cash outlays for interest and taxes and has experienced cash inflows and outflows related to changes in working capital, EBITDA is not a comprehensive measure of cash flow. It is an indicator, however, of the business' ability to generate cash by maintaining revenues and related margins at a higher level than cash operating expenses. Note that EBITDA is a non-GAAP financial measure.

                                         MARCH 31,      December 31,
(Amounts in 000s)                          2004            2003
                                         ---------------------------
Working capital                          $  91,309       $  89,345
Current ratio                             1.38 : 1        1.30 : 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at March 31, 2004, compared to December 31, 2003, is comprised primarily of the effect of a decrease in accounts payable partially offset by decreases in accounts receivable, inventory, and funded contract financing activities. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

INVESTING ACTIVITIES

In the first quarter of 2004, net cash provided by investing activities was $1.8 million. Net cash provided by investing activities was primarily due to a $2.9 million decrease in funded contract financing receivables and $1.7 million proceeds from sale of our former Ireland operation, offset by $2.2 million used for capital expenditures. We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The decrease in contract financing receivables is due to timing of product receipts at the end of the quarter. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States, our entry into India, which included new office space and basic information systems infrastructure, and retail development in France.

FINANCING ACTIVITIES

In the first quarter of 2004, net cash used in financing activities was $11 million. Net cash used in financing activities was primarily $16 million for repayment of credit facilities, partially offset by a reduction in pledged cash of $5 million. In December 2003, the Company pledged $5 million to support a $4.2 million short-term line of credit in India primarily due to restrictions on foreign capital, which precluded us from utilizing our own funds, other than the amount pledged, to meet these needs. This short-term line of credit was paid in the first quarter of 2004, thus releasing the pledged cash. We may from time to time pledge cash to collateralize lines of credit in markets where there are restrictions of the movement of funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of March 31, 2004:

                                      Gross                          Letters of Credit       Net
(Amounts in 000s)   Commitment     Availability      Outstanding       & Guarantees      Availability
                    ----------     ------------      ------------      ------------      ------------
North America        $ 70,000        $ 28,753        $          -        $  5,200          $ 23,553
Australia              38,335          32,629                   -           4,331            28,298
New Zealand             8,023           7,343                   -           4,000             3,343
Sweden                  1,989           1,989                   -               -             1,989
Philippines               890             890                   -               -               890
                     --------        --------        ------------        --------          --------
Total                $119,237        $ 71,604        $          -        $ 13,531          $ 58,073
                     ========        ========        ============        ========          ========

Additional details on the above lines of credit are disclosed in Note 6 of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the quarters ended March 31, 2004 and 2003, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Norway, Sweden, and France with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the quarter ended March 31, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements.

Net funds received from the sales of accounts receivable for continuing operations during the quarter ended March 31, 2004 and 2003, totaled $91 million and $54 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $311 thousand and $337 thousand during the quarter ended March 31, 2004 and 2003, respectively. These fees are included as a component of "Net other expenses" in the Consolidated Statements of Operations.

For discontinued operations, net funds received from the sales of accounts receivable during the quarter ended March 31, 2003, totaled $4.4 million. Fees, in the form of discounts, incurred in connection with these sales totaled $58 thousand during the quarter ended March 31, 2003. These fees were originally recorded as a component of "Net other expenses" in the Consolidated Statements of Operations, but have now been reclassified as a component of "Loss from discontinued operations" in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

receivable that it has sold. In certain circumstances, the Company may be required to repurchase the corresponding accounts receivable sold, including, but not limited to, accounts receivable in dispute or otherwise not collectible, if credit insurance is not maintained, a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the quarter ended March 31, 2004 and 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $27 million and $24 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at March 31, 2004 and 2003, respectively. Amounts held by banks or other financing institutions at March 31, 2004 were for transactions related to the Company's Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

LIQUIDITY ANALYSIS

Our measurement for liquidity is the summation of total unrestricted cash and unused borrowing availability. We use this measurement as an indicator of how much access to cash we have to either grow the business through investment in new markets, acquisitions, or through expansion of existing service or product lines or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, a material uncollectible accounts receivable, or a material inventory write-down, as examples. The table below shows this calculation.

                                          MARCH 31,    December 31,
(Amounts in 000s)                           2004          2003       % Change
                                            ----          ----       --------
Unrestricted cash                         $  85,454     $  98,879      (14%)
Borrowing availability                       58,073        45,361       28%
                                          --------------------------------
Liquidity                                 $ 143,527     $ 144,240        0%
                                          ================================

As of March 31, 2004 and December 31, 2003, our liquidity remained at $144 million. Cash decreased by 14% while borrowing availability increased by 28%. Our net cash used in financing activities of $11.2 million in the first quarter of 2004 was to repay credit facilities, which consequently increased our borrowing availability.

We routinely make large payments, in certain occasions, in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions, in excess of $10 million. The timing of these payments or collections can cause our cash balances and borrowings to fluctuate throughout the year.

A cash-secured standby letter of credit of $15 million supporting our Brightpoint Asia Limited's vendor credit lines have been issued by financial institutions on our behalf and are outstanding at March 31, 2004 as compared to $20 million outstanding at December 31, 2003, which supported Brightpoint Asia Limited and Brightpoint Philippines vendor credit lines and a short-term line of credit in India. In December 2003, the Company pledged $5 million to support a $4.2 million short-term line of credit in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

India primarily due to restrictions on foreign capital, which precluded us from utilizing our own funds, other than the amount pledged, to meet these needs. This short-term line of credit was paid in the first quarter of 2004, thus releasing the pledged cash. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

While it is difficult to quantify the adequacy of our liquidity for future needs, with our cash balance and unused borrowing availability, totaling $144 million on March 31, 2004, no significant debt obligations, and a positive quarterly EBITDA, . we believe we have adequate liquidity to operate the business with our own resources for the next 12 months and to invest in potential growth opportunities.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at March 31, 2004.

A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2004 or 2003. At March 31, 2004, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

         The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2004, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position.

The Company's subsidiary in South Africa, whose operations were discontinued pursuant to the 2001 Restructuring Plan, has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.5 million U.S. dollars (at current exchange rates) including penalties and interest. The potential assessment is not estimable and, therefore, is not reflected as a liability or recorded as an expense.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

     (a)  Exhibits

          The list of exhibits is hereby incorporated by reference to the
          Exhibit Index on page 39 of this report.

     (b)  Reports on Form 8-K

          On April 16, 2004, we filed a Current Report on Form 8-K for the event dated April 12, 2004 under Item 5 to report Amendment No. 2 of the Rights Agreement dated as of February 20, 1997 between Brightpoint, Inc. and American Stock Transfer & Trust Company.

          On March 25, 2004, we filed a Current Report on Form 8-K for the event dated March 22, 2004 under Item 5 to report an amended and restated revolving credit facility entered into between Brightpoint, Inc.'s North America subsidiaries Brightpoint North America L.P. and Wireless Fulfillment Services LLC with a syndicate of lenders led by GE Commercial Finance dated March 18, 1004.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Brightpoint, Inc.
                                          -----------------
                                            (Registrant)

Date: April 29, 2004                      /s/ Frank Terence
                                          --------------------------------------
                                          Frank Terence
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

Date: April 29, 2004                      /s/ Lisa M. Kelley
                                          --------------------------------------
                                          Lisa M. Kelley
                                          Sr. Vice President, Chief Accounting
                                          Officer and Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------
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