Form 10-Q
period 2004-06-30
BRIGHTPOINT INC
filed 2004-07-27
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to
                               ------------------    ------------------------

Commission file number: 0-23494

                                BRIGHTPOINT, INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Indiana                                  35-1778566
 --------------------------------        -------------------------------------
   State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization

         501 Airtech Parkway, Plainfield Indiana            46168
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

                                 (317) 707-2355
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of shares of the registrant's common stock outstanding at July 19, 2004:
17,932,586 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     FINANCIAL INFORMATION

            ITEM 1

            Consolidated Statements of Income
                  Three and Six Months Ended June 30, 2004 and 2003.....         3

            Consolidated Balance Sheets
                  June 30, 2004 and December 31, 2003...................         4

            Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2004 and 2003...............         5

            Notes to Consolidated Financial Statements..................         6

            ITEM 2

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........        20

            ITEM 3

            Quantitative and Qualitative Disclosures about Market Risk..        41

            ITEM 4

            Controls and Procedures.....................................        42

PART II.    OTHER INFORMATION

            ITEM 1

            Legal Proceedings...........................................        43

            ITEM 4

            Submission of Matters to a Vote of Security Holders.........        44

            ITEM 6

            Exhibits....................................................        45

            Reports on Form 8-K.........................................        45

            Signatures..................................................        46

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
                                                             2004         2003         2004         2003
                                                           ---------    ---------    ---------    ---------
Revenue
        Product distribution revenue                       $ 397,509    $ 317,005    $ 775,451    $ 597,537
        Integrated logistics services revenue                 66,257       54,927      129,623      106,554
                                                           ---------    ---------    ---------    ---------
Total revenue                                                463,766      371,932      905,074      704,091

Cost of revenue
        Cost of product distribution revenue                 382,717      304,720      747,378      577,745
        Cost of integrated logistics services revenue         53,714       44,734      105,003       85,406
                                                           ---------    ---------    ---------    ---------
Total cost of revenue                                        436,431      349,454      852,381      663,151

Gross profit                                                  27,335       22,478       52,693       40,940

Selling, general and administrative expenses                  19,901       15,419       39,958       30,815
Facility consolidation charge (benefit)                         (215)         181         (215)       4,461
                                                           ---------    ---------    ---------    ---------
Operating income from continuing operations                    7,649        6,878       12,950        5,664

Net interest expense                                             247          283          515          676
Loss on debt extinguishment                                        -            -            -          265
Net other expenses                                               401          166          970          991
                                                           ---------    ---------    ---------    ---------
Income from continuing operations before income taxes          7,001        6,429       11,465        3,732

Income tax expense                                             1,890        1,188        3,095          472
                                                           ---------    ---------    ---------    ---------
Income from continuing operations                              5,111        5,241        8,370        3,260

Discontinued operations:
      Loss from discontinued operations                         (416)      (1,423)        (757)      (1,975)
      Gain (loss) on disposal of discontinued operations        (410)         499       (4,644)         184
                                                           ---------    ---------    ---------    ---------
Total discontinued operations                                   (826)        (924)      (5,401)      (1,791)

                                                           ---------    ---------    ---------    ---------
Net income                                                 $   4,285    $   4,317    $   2,969    $   1,469
                                                           =========    =========    =========    =========

Basic per share:
    Income from continuing operations                      $    0.27    $    0.29    $    0.43    $    0.18
    Discontinued operations                                    (0.04)       (0.05)       (0.28)       (0.10)
                                                           ---------    ---------    ---------    ---------
    Net income                                             $    0.23    $    0.24    $    0.15    $    0.08
                                                           =========    =========    =========    =========

Diluted per share:
    Income from continuing operations                      $    0.26    $    0.28    $    0.42    $    0.18
    Discontinued operations                                    (0.04)       (0.05)       (0.27)       (0.10)
                                                           ---------    ---------    ---------    ---------
    Net income                                             $    0.22    $    0.23    $    0.15    $    0.08
                                                           =========    =========    =========    =========

Weighted average common shares outstanding:
    Basic                                                     19,057       18,055       19,163       18,053
                                                           =========    =========    =========    =========
    Diluted                                                   19,622       18,572       19,784       18,528
                                                           =========    =========    =========    =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                          JUNE 30,     December 31,
                                                            2004           2003
                                                         -----------   ------------
                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                             $  57,964     $  98,879
    Pledged cash                                             16,595        22,042
    Accounts receivable (less allowance for doubtful
       accounts of $3,808 and $7,683, respectively)         111,375       132,944
    Inventories                                             111,575       108,665
    Contract financing receivable                            12,192        10,838
    Other current assets                                     13,548        13,083
                                                          ---------     ---------
Total current assets                                        323,249       386,451

Property and equipment, net                                  27,392        29,566
Goodwill and other intangibles, net                          18,943        19,340
Other assets                                                  9,300         9,333
                                                          ---------     ---------
Total assets                                              $ 378,884     $ 444,690
                                                          =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 173,442     $ 204,242
    Accrued expenses                                         50,417        60,960
    Unfunded portion of contract financing receivable        24,005        15,697
    Lines of credit                                             832        16,207
                                                          ---------     ---------
Total current liabilities                                   248,696       297,106
                                                          ---------     ---------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
    Preferred stock, $0.01 par value: 1,000 shares
           authorized; no shares issued or outstanding            -             -
    Common stock, $0.01 par value: 100,000 shares
           authorized; 19,330 and 19,262 issued
           in 2004 and 2003, respectively; 17,932 and
           19,262 outstanding in 2004 and 2003,
           respectively                                         193           193
    Additional paid-in capital                              227,710       227,338
    Treasury stock, at cost, 1,398 shares                   (19,997)            -
    Retained earnings (deficit)                             (74,769)      (77,738)
    Accumulated other comprehensive loss                     (2,949)       (2,209)
                                                          ---------     ---------
Total shareholders' equity                                  130,188       147,584
                                                          ---------     ---------
Total liabilities and shareholders' equity                $ 378,884     $ 444,690
                                                          =========     =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    Six Months Ended June 30,
                                                                      2004             2003
                                                                    --------         --------
OPERATING ACTIVITIES
Net income                                                          $  2,969         $  1,469
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                    5,225            6,651
      Discontinued operations                                          5,401            1,792
      Net cash provided by (used in) discontinued operations          (1,515)          (1,747)
      Pledged cash requirements                                          447           (2,173)
      Facility consolidation charge (benefit)                           (215)           4,461
      Loss on debt extinguishment                                          -              265
      Changes in operating assets and liabilities, net of
           effects from acquisitions and divestitures:
              Accounts receivable, net                                 6,856            9,981
              Inventories, net                                        (5,921)         (23,542)
              Other operating assets                                  (1,636)          (1,294)
              Accounts payable                                       (18,487)          34,900
              Accrued expenses                                        (5,028)         (11,616)
                                                                    --------         --------
Net cash provided by (used in) operating activities                  (11,904)          19,147

INVESTING ACTIVITIES
Decrease in funded contract financing receivables, net                 7,536            8,369
Capital expenditures                                                  (3,604)          (1,865)
Purchase acquisitions, net of cash acquired                             (601)          (1,949)
Cash effect of divestitures                                              576            1,328
Decrease (increase) in other assets                                     (467)             649
                                                                    --------         --------
Net cash provided by investing activities                              3,440            6,532

FINANCING ACTIVITIES
Purchase of treasury stock                                           (19,997)               -
Net proceeds (payments) on revolving credit facilities               (15,639)           1,417
Pledged cash requirements - financing                                  5,000                -
Proceeds from common stock issuances under employee stock
   option and purchase plans                                             371               39
Repurchase of convertible notes                                            -          (11,980)
                                                                    --------         --------
Net cash used in financing activities                                (30,265)         (10,524)

Effect of exchange rate changes on cash and cash
   equivalents                                                        (2,186)           2,299
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                 (40,915)          17,454
Cash and cash equivalents at beginning of period                      98,879           43,798
                                                                    --------         --------

Cash and cash equivalents at end of period                          $ 57,964         $ 61,252
                                                                    ========         ========

See accompanying notes.

PART I FINANCIAL INFORMATION

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Income for the three and six months ended June 30, 2004 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2004 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

GROSS PROFIT ACCOUNTING POLICY

The Company determines its gross profit as the difference between net revenue and cost of revenue. Cost of revenue includes the direct product costs, freight, direct and indirect labor, facilities, equipment and

PART I FINANCIAL INFORMATION

related costs, including depreciation, information systems including related maintenance and depreciation, and other indirect costs associated with products sold and services provided.

NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each period, and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The table below presents a reconciliation of the income per share calculations (in thousands, except per share data):

                                               Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               -------------------    --------------------
                                                 2004       2003        2004        2003
                                               --------   --------    --------    --------
Income from continuing operations              $  5,111   $  5,241    $  8,370    $  3,260
Discontinued operations                            (826)      (924)     (5,401)     (1,791)
                                               --------   --------    --------    --------
Net income                                     $  4,285   $  4,317    $  2,969    $  1,469
                                               ========   ========    ========    ========

Basic:

   Weighted average shares outstanding           19,057     18,055      19,163      18,053
                                               ========   ========    ========    ========

   Per share amount:
       Income from continuing operations       $   0.27   $   0.29    $   0.43    $   0.18
       Discontinued operations                    (0.04)     (0.05)      (0.28)      (0.10)
                                               --------   --------    --------    --------
    Net income per share                       $   0.23   $   0.24    $   0.15    $   0.08
                                               ========   ========    ========    ========

Diluted:

   Weighted average shares outstanding           19,057     18,055      19,163      18,053
   Net effect of dilutive stock options,
        based on the treasury stock method
        using average market price                  565        517         621         475
                                               --------   --------    --------    --------
   Total weighted average shares outstanding     19,622     18,572      19,784      18,528
                                               ========   ========    ========    ========

   Per share amount:
       Income from continuing operations       $   0.26   $   0.28    $   0.42    $   0.18
       Discontinued operations                    (0.04)     (0.05)      (0.27)      (0.10)
                                               --------   --------    --------    --------
   Net income per share                        $   0.22   $   0.23    $   0.15    $   0.08
                                               ========   ========    ========    ========

PART I FINANCIAL INFORMATION

TREASURY STOCK

On June 4, 2004, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock. During June 2004 the Company repurchased 1,397,500 shares of its own common stock at an average price of $14.31 per share, totaling $20 million, completing the approved share repurchase program.

STOCK OPTIONS

The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no material compensation expense has been recognized for stock options granted to employees or stock sold pursuant to the employee stock purchase plan ("ESPP"). The table below presents a reconciliation of the Company's pro forma net loss giving effect to the estimated compensation expense related to stock options, the ESPP and the Independent Director Stock Compensation Plan that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                             Three months ended         Six months ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
                                                              2004        2003         2004         2003
                                                           ---------    ---------    ---------    ---------
Net income as reported                                     $   4,285    $   4,317    $   2,969    $   1,469
      Stock-based compensation cost, net of related tax
           effects, that would have been included in the
           determination of net income if the fair value
           method had been applied                              (717)        (291)      (1,180)        (558)
                                                           ---------    ---------    ---------    ---------
Pro forma net income                                       $   3,568    $   4,026    $   1,789    $     911
                                                           =========    =========    =========    =========

Basic earnings per share:
      Net income as reported                               $    0.23    $    0.24    $    0.15    $    0.08
      Stock-based compensation cost, net of related tax
           effects, that would have been included in the
           determination of net income if the fair value
           method had been applied                             (0.04)       (0.02)       (0.06)       (0.03)
                                                           ---------    ---------    ---------    ---------
      Pro forma net income                                 $    0.19    $    0.22    $    0.09    $    0.05
                                                           =========    =========    =========    =========

Diluted earnings per share:
      Net income as reported                               $    0.22    $    0.23    $    0.15    $    0.08
      Stock-based compensation cost, net of related tax
           effects, that would have been included in the
           determination of net income if the fair value
           method had been applied                             (0.04)       (0.02)       (0.06)       (0.03)
                                                           ---------    ---------    ---------    ---------
      Pro forma net income                                 $    0.18    $    0.21    $    0.09    $    0.05
                                                           =========    =========    =========    =========

PART I FINANCIAL INFORMATION

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and six months ended June 30, 2004 and 2003, are as follows:

                                       Three months ended   Six months ended
                                            June 30,            June 30,
                                       ------------------   -----------------
                                        2004       2003      2004       2003
                                       -------    -------   -------    ------
Net income                             $ 4,285    $4,317    $ 2,969    $1,469
Foreign currency translation amounts    (2,627)    3,167       (740)    5,084
                                        ------     -----    -------    ------
Comprehensive income                   $ 1,658    $7,484    $ 2,229    $6,553
                                       =======    ======    =======    ======

2. Facility Consolidation Charge

During 2003, the Company consolidated its Richmond, California, call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division. During the six months ended June 30, 2003, the Company recorded a pre-tax charge of $4.5 million. For the year of 2003, the total pre-tax charge was $5.5 million which included approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. During 2003, $2.1 million of this charge was used. The Company terminated the lease during the second quarter of 2004 utilizing $2.5 million of the reserve. The remaining reserve balance is related to final facility equipment costs and related legal fees.

Reserve activity for the facility consolidation as of June 30, 2004 is as follows (in thousands):

                               Lease                  Employee
                            Termination     Fixed    Termination   Other Exit
                               Costs       Assets       Costs        Costs        Total
                            -----------    -------   -----------   ----------    -------
December 31, 2003           $     3,379    $     -   $         -   $        9    $ 3,388

Provisions                            -          -             -            -          -
Cash usage                         (244)         -             -           (9)         -
Non-cash usage                        -          -             -            -          -
                            -----------    -------   -----------   ----------    -------
March 31, 2004              $     3,135    $     -   $         -   $        -    $ 3,135
                            -----------    -------   -----------   ----------    -------

Provisions                            -          -             -            -          -
Cash usage                       (2,759)         -             -            -     (2,759)
Non-cash usage (reversal)          (215)         -             -            -       (215)
                            -----------    -------   -----------   ----------    -------
JUNE 30, 2004               $       161    $     -   $         -   $        -    $   161
                            ===========    =======   ===========   ==========    =======

PART I FINANCIAL INFORMATION

3. Divestitures

On May 7, 2004, through certain of the Company's subsidiaries the Company completed the sale of its collective 100% interest in Brightpoint do Brasil Ltda. ("Brightpoint Brazil"). The Company recorded a $584 thousand loss from the sale, net of income taxes. Brightpoint Brazil was part of the 2001 Restructuring Plan and has been included in discontinued operations for all periods presented.

On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint (Ireland) Limited ("Brightpoint Ireland") to Celtic Telecom Consultants Ltd. Consideration for the sale consisted of cash of approximately $1.7 million. The Company recorded a $3.8 million loss from the sale and a $310 thousand loss from Brightpoint Ireland's results of operations during the first quarter of 2004. The loss includes the non-cash write-off of approximately $1.6 million pertaining to cumulative currency translation adjustments. Brightpoint Ireland was a part of the Company's Europe division. The Consolidated Financial Statements include Brightpoint Ireland's results in discontinued operations for all periods presented.

4. Discontinued Operations

Details of discontinued operations are as follows (in thousands):

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                           ----------------------------    ----------------------------
                                                              2004             2003            2004            2003
                                                           ------------    ------------    ------------    ------------
Revenue                                                    $          -    $      7,473    $      4,037    $     15,504
                                                           ============    ============    ============    ============

Loss from discontinued operations
      Net operating loss                                   $        (49)   $     (1,352)   $       (384)   $     (1,746)
      Restructuring plan charges                                   (318)             78            (372)            153
      Other                                                         (49)           (149)             (1)           (382)
                                                           ------------    ------------    ------------    ------------
 Total loss from discontinued operations                           (416)         (1,423)           (757)         (1,975)
                                                           ------------    ------------    ------------    ------------

 Gain (loss) on disposal of discontinued operations
      Restructuring plan charges                                    166            (786)           (285)         (1,043)
      Other                                                           2           1,285             (24)          1,227
      Sale of Brightpoint do Brazil Ltda                           (584)              -            (584)              -
      Sale of Brightpoint (Ireland) Limited                           6               -          (3,751)              -
                                                           ------------    ------------    ------------    ------------
Total gain (loss) on disposal of discontinued operations           (410)            499          (4,644)            184
                                                           ------------    ------------    ------------    ------------

Total discontinued operations                              $       (826)   $       (924)   $     (5,401)   $     (1,791)
                                                           ============    ============    ============    ============

PART I FINANCIAL INFORMATION

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                         JUNE 30, 2004   December 31, 2003
                                         -------------   -----------------
Total current assets                     $         550   $             857
Other non-current assets                             -                 127
                                         -------------   -----------------
Total assets                             $         550   $             984
                                         =============   =================

Accounts payable                         $          60   $              57
Accrued expenses and other liabilities             927               2,760
                                         -------------   -----------------
Total liabilities                        $         987   $           2,817
                                         =============   =================

2001 Restructuring Plan

During 2001, the Company's Board of Directors approved a restructuring plan ("2001 Restructuring Plan") that the Company began to implement in the fourth quarter of 2001. The primary goal in adopting the 2001 Restructuring Plan was to better position the Company for long-term and more consistent success by improving its cost structure and divesting or closing operations in which the Company believed potential returns were not likely to generate an acceptable return on invested capital. Therefore, certain operations were sold, or otherwise discontinued, pursuant to the 2001 Restructuring Plan. In total, the 2001 Restructuring Plan resulted in a headcount reduction of approximately 350 employees across most areas of the Company, including marketing, operations, finance and administration.

2001 Restructuring Plan specific to the China operations

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry. In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value of the aggregate $21 million face value of the Chinatron Class B Preference Shares was $2 million at June 30, 2004, and December 31, 2003. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations managed by Persequor Limited.

PART I FINANCIAL INFORMATION

As of June 30, 2004, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                   ------------------    ------------------
                                                                    2004       2003       2004       2003
                                                                   -------    -------    -------    -------
Cash charges (credits):
Employee termination costs                                         $     -    $     2    $     -    $     5
Sale of Brightpoint do Brazil Ltda                                   1,138          -      1,138          -
Other exit costs                                                        17         37         92        (29)
                                                                   -------    -------    -------    -------
Total cash charges (credits)                                         1,155         62      1,230        (24)
                                                                   -------    -------    -------    -------

Non-cash charges (credits):
Write-off of Brightpoint do Brazil Ltda. net assets                   (203)         -       (203)         -
Impairment of accounts receivable and inventories                        -          7          -         12
Impairment of fixed and other assets                                   301         58        614         71
Income tax effect of restructuring actions                            (597)      (125)      (618)      (125)
Write-off of cumulative foreign currency translation adjustments        80        706        218        947
                                                                   -------    -------    -------    -------
Total non-cash charges (credits)                                      (419)       646         11        905
                                                                   -------    -------    -------    -------
Total restructuring plan charges                                   $   736    $   708    $ 1,241    $   881
                                                                   =======    =======    =======    =======

PART I FINANCIAL INFORMATION

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                       Lease        Employee
                    Termination    Termination    Other Exit
                       Costs          Costs         Costs        Total
                    -----------    -----------    ----------    -------
January 1, 2001     $         -    $         -    $        -    $     -

Provisions (1)              314            619         1,810      2,743
                    -----------    -----------    ----------    -------
December 31, 2001           314            619         1,810      2,743

Provisions (1)              348            502         1,199      2,049
Cash usage                 (457)        (1,096)       (2,093)    (3,646)
Non-cash usage                -              -          (189)      (190)
                    -----------    -----------    ----------    -------
December 31, 2002   $       205    $        25    $      727    $   957

Provisions (1)                6              -            41         47
Cash usage                 (201)           (25)         (214)      (440)
Non-cash usage                -              -          (145)      (145)
                    -----------    -----------    ----------    -------
December 31, 2003   $        10    $         -    $      409    $   419
                    -----------    -----------    ----------    -------

Provisions (1)                -              -             -          -
Cash usage                    -              -             6          6
Non-cash usage                -              -            40         40
                    -----------    -----------    ----------    -------
March 31, 2004      $        10    $         -    $      363    $   373
                    -----------    -----------    ----------    -------

CASH USAGE                    -              -           (22)       (22)
NON-CASH USAGE              (10)             -          (277)      (287)
                    -----------    -----------    ----------    -------
JUNE 30, 2004       $         -    $         -    $       64    $    64
                    ===========    ===========    ==========    =======

(1) Provisions do not include items that were directly expensed in the period.

PART I FINANCIAL INFORMATION

5. Accounts Receivable Transfers

During the six months ended June 30, 2004 and 2003, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the three and six months ended June 30, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the six months ended June 30, 2004 and 2003, totaled $184 million and $113 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $542 thousand and $655 thousand during the six months ended June 30, 2004 and 2003, respectively.

For discontinued operations, net funds received from the sales of accounts receivable during the three and six months ended June 30, 2003, totaled $8.0 million and $12.4 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $53 thousand and $111 thousand during the three and six months ended June 30, 2003, respectively. These fees were originally recorded as a component of "Net other expenses" in the Consolidated Statements of Income, but have now been reclassified as a component of "Loss from discontinued operations" in the Consolidated Statements of Income.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the six months ended June 30, 2004 and 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $36 million and $27 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at June 30, 2004 and 2003, respectively. Amounts held by banks or other financing institutions at June 30, 2004 were for transactions related to the Company's Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

PART I FINANCIAL INFORMATION

6. Lines of Credit and Long-term Debt

                             OUTSTANDING AT:
                    ---------------------------------
CREDIT AGREEMENTS   JUNE 30, 2004   December 31, 2003
-----------------   -------------   -----------------
   - Asia-Pacific       $  -             $16,171
   - The Americas          -                   -
   - Europe              832                  36
                        ----             -------
Total                   $832             $16,207
                        ----             -------

Lines of Credit -Americas Division

On March 18, 2004, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), entered into an Amended and Restated Credit Facility (the "Revolver") amending and restating the previous agreement dated October 31, 2001, between the Borrowers and General Electric Capital Corporation ("GE Capital") to provide capital for its North American operations. GE Capital acted as the agent for a syndicate of banks (the "Lenders"). The Revolver expires in March of 2007. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 0% or LIBOR plus 1.25%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At June 30, 2004, and December 31, 2003, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum and letters of credit, of approximately $34 million and $27 million, respectively.

Lines of Credit - Asia-Pacific

In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $36 million U.S. dollars at June 30, 2004). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (totaling 8.45% at June 30, 2004). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At June 30, 2004, there was no amount outstanding under the facility with available funding of $27 million. At December 31, 2003, there was $11.9 million outstanding under the Facility at an interest rate of approximately 7.8% with available funding of $13.4 million.

In December of 2003, the Company's Brightpoint India Private Limited subsidiary entered into a short-term credit facility with ABN Amro. At December 31, 2003, $4.3 million was outstanding at an interest rate of 6.5%. In January 2004, this credit facility was paid and terminated.

PART I FINANCIAL INFORMATION

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. entered into a credit facility with Banco de Oro. The facility, which matures in February of 2005, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos (approximately $892 thousand U.S. dollars, at June 30, 2004), guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (10.75% at June 30, 2004). At June 30, 2004, and December 31, 2003, the facility had no amounts outstanding with available funding of approximately $892 thousand dollars.

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $7.5 million U.S. dollars at June 30, 2004). Future borrowings under the facility will be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (9.1% at June 30, 2004). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At June 30, 2004 and December 31, 2003, there were no amounts outstanding under the facility with available funding of approximately $1.4 million and $3.9 million, respectively.

Lines of Credit - Europe

The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $2.0 million U.S. dollars at June 30, 2004) and bears interest at the SEB Banken Base plus 1% (2.75% at June 30, 2004). The facility is supported by a guarantee provided by the Company. At June 30, 2004, there was $832 thousand outstanding under this facility. At December 31, 2003, no amounts were outstanding under this facility. Available funding was approximately $1.2 million and $2.1 million as of June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 and December 31, 2003, the Company was in compliance with the covenants in its credit agreements. Net interest expense was approximately $247 thousand and $515 thousand for the three and six months ended June 30, 2004. Net interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

A cash-secured standby letter of credit of $15 million supporting the Company's Brightpoint Asia Limited vendor credit line was issued by a financial institution on behalf of the Company and was outstanding at June 30, 2004, as compared to $20 million at December 31, 2003, which supported the Company's Brightpoint Asia Limited and Brightpoint Philippines vendor credit lines and a short-term line of credit in India. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

PART I FINANCIAL INFORMATION

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

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of June 30, 2004, the Company has issued $28 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $28 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described is described in Note 5. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at June 30, 2004, is approximately $36 million.

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

PART I FINANCIAL INFORMATION

8. Operating Segments

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: Asia-Pacific, The Americas and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of integrated logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. All amounts presented below exclude the results of operations that have been discontinued. A summary of the Company's operations by segment is presented below (in thousands) for the three and six months ended June 30, 2004 and 2003:

                                                       Integrated                          Operating
                                    Distribution   Logistics Services        Total       Income (Loss)
                                    Revenue from      Revenue from          Revenue           from
                                      External          External         from External     Continuing
                                     Customers          Customers          Customers     Operations (1)
                                    ------------   -------------------   -------------   --------------
THREE MONTHS ENDED JUNE 30, 2004:
ASIA-PACIFIC                        $    241,295   $            11,623   $     252,918   $        2,787
THE AMERICAS                              97,904                24,069         121,973            3,774
EUROPE                                    58,310                30,565          88,875            1,088
                                    ------------   -------------------   -------------   --------------
                                    $    397,509   $            66,257   $     463,766   $        7,649
                                    ============   ===================   =============   ==============

Three months ended June 30, 2003:
Asia-Pacific                        $    193,627   $             9,692   $     203,319   $        3,385
The Americas                              83,197                17,631         100,828            1,979
Europe                                    40,181                27,604          67,785            1,514
                                    ------------   -------------------   -------------   --------------
                                    $    317,005   $            54,927   $     371,932   $        6,878
                                    ============   ===================   =============   ==============

SIX MONTHS ENDED JUNE 30, 2004:
ASIA-PACIFIC                        $    471,001   $            22,630   $     493,631   $        4,561
THE AMERICAS                             193,373                46,896         240,269            6,503
EUROPE                                   111,077                60,097         171,174            1,886
                                    ------------   -------------------   -------------   --------------
                                    $    775,451   $           129,623   $     905,074   $       12,950
                                    ============   ===================   =============   ==============

Six months ended June 30, 2003:
Asia-Pacific                        $    361,848   $            17,877   $     379,724   $        5,026
The Americas (2)                         158,717                36,937         195,655           (1,527)
Europe                                    76,973                51,740         128,712            2,165
                                    ------------   -------------------   -------------   --------------
                                    $    597,538   $           106,554   $     704,091   $        5,664
                                    ============   ===================   =============   ==============

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2) Includes $4.5 million facility consolidation charge for the six months ended June 30, 2003.

PART I FINANCIAL INFORMATION

                        JUNE 30,   December 31,
                          2004       2003
                        --------   ------------
TOTAL SEGMENT ASSETS:
Asia-Pacific            $153,876     $159,005
The Americas (1)         147,530      190,077
Europe                    77,478       95,608
                        --------     --------
                        $378,884     $444,690
                        ========     ========

(1) Corporate assets are included in the Americas segment.

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

A complaint was filed on November 23, 2001, against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. We continue to dispute these claims and intend to defend this matter vigorously.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K, for the year ended December 31, 2003, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE AND WIRELESS DEVICES HANDLED FOR THE THREE MONTHS ENDED JUNE 30, 2004

(Amounts in 000s)

                                                                                                 Change from
                                                                                         % of      2003 to
                                            June 30, 2004   % of Total   June 30, 2003   Total       2004
                                            -------------   ----------   -------------   -----   -----------
REVENUE BY DIVISION:
Asia-Pacific                                  $252,918          55%        $203,319       55%        24%
The Americas                                   121,973          26%         100,828       27%        21%
Europe                                          88,875          19%          67,785       18%        31%
                                              --------         ---         --------      ---         --
    Total                                     $463,766         100%        $371,932      100%        25%
                                              ========         ===         ========      ===         ==

REVENUE BY SERVICE LINE:
Product distribution                          $397,509          86%        $317,005       85%        25%
Integrated logistics services                   66,257          14%          54,927       15%        21%
                                              --------         ---         --------      ---         --
    Total                                     $463,766         100%        $371,932      100%        25%
                                              ========         ===         ========      ===         ==

WIRELESS DEVICES HANDLED BY DIVISION:
Asia-Pacific                                     1,975          33%           1,170       29%        69%
The Americas                                     3,747          63%           2,772       67%        35%
Europe                                             209           4%             161        4%        30%
                                              --------         ---         --------      ---         --
    Total                                        5,931         100%           4,103      100%        45%
                                              ========         ===         ========      ===         ==

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Sales of wireless devices                        2,761          47%           1,983       48%        39%
Integrated logistics services                    3,170          53%           2,120       52%        50%
                                              --------         ---         --------      ---         --
    Total                                        5,931         100%           4,103      100%        45%
                                              ========         ===         ========      ===         ==

Globally, the availability of feature rich wireless devices, wireless network operator promotional activity and compelling pricing by manufacturers induced subscribers to upgrade their wireless devices. Revenue in the second quarter of 2004 was $464 million, an increase of 25% from $372 million in the second quarter of 2003. Wireless devices handled increased by 45% from the second quarter of 2003. The revenue increase was attributable to the strong market demand for our products and services, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network operator promotional activity, the addition of sales of prepaid wireless airtime in the Americas division and certain European markets, and the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 3 percentage points of the increase in revenue. The revenue increase was partially offset by an overall 11% decline on a constant currency basis in the average selling price of wireless devices sold and a sales mix shift from product distribution sales to fee-based logistics services. The increase in revenue and wireless devices handled was pervasive throughout all divisions and service lines.

Wireless devices handled, as compared to the second quarter of 2003:

      The number of wireless devices sold through our distribution business increased 39%, primarily as a result of strong market demand in the Asia-Pacific division, our presence in India, which began

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      late in the second quarter of 2003, and increased demand in certain European markets initiated through network operator promotional programs.

      The number of wireless devices handled through our integrated logistics business increased 50%, primarily as a result of increased demand from current logistics services customers and the addition of a new significant logistics services customer in the Americas division.

Revenue by division, as compared to the second quarter of 2003:

      The revenue increase in the Asia-Pacific division of 24% was attributable to increased demand fueled by competitive pricing by Nokia, one of our key suppliers, our presence in India, which began late in the second quarter of 2003, the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, and various network operator promotional programs in certain markets. The increase in revenue was partially offset by a 28% decrease on a constant currency basis in the average selling price of wireless devices as a result of competitive pricing and a shift in sales mix toward lower-end wireless devices in certain markets.

      The revenue increase in the Americas division of 21% was attributable to a 21% increase in the average selling prices of wireless devices sold and a 37% increase in logistics services revenues. The higher increase in logistics services revenue than the overall revenue increase was caused by a sales mix shift from product distribution sales to fee-based logistics services. The increase in the average selling price of wireless devices sold was due to the replacement cycle for more fully featured wireless devices and a more diversified product offering. The Americas division experienced 47% growth in wireless devices handled in its logistics services business, which was attributable to increased demand experienced by our network operator customers, including mobile virtual network operators, the addition of a new significant customer and expansion of services to customers. The increase in logistics services revenue in the Americas division was less than the unit growth rate due to changes in the mix of services provided to certain customers and reduced fee structures with certain customers.

      The revenue increase in the Europe division of 31% was primarily attributable to a 30% increase in wireless devices handled due to network operator promotional programs in certain markets, a 18% increase on a constant currency basis in the average selling price of wireless devices sold, the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 7 percentage points of the increase in revenue, and expansion of electronic prepaid card distribution in certain markets.

Revenue by service line, as compared to the second quarter of 2003:

      We experienced a 25% increase in revenue from product distribution primarily as a result of competitive pricing by a key manufacturer in conjunction with strong market demand in the Asia-Pacific division, increased demand for feature-rich products, which resulted in a 21% increase in average selling prices in the Americas division, our presence in India, which began late in the

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      second quarter of 2003, and increased demand in certain European markets driven by network operator promotional programs. The increase in revenue from product distribution was partially offset by reduced average selling prices in the Asia-Pacific division as a result of competitive pricing by a key manufacturer.

      We experienced a 21% increase in revenue from integrated logistics services primarily as a result of a 50% growth rate in wireless devices handled caused by increased demand from current logistics services customers and the addition of a new significant customer in the Americas division, the addition of sales of prepaid wireless airtime across all divisions. The increase in logistics services revenue was less than the unit growth rate due to the mix of services provided and reduced fee structures with certain customers.

REVENUE AND WIRELESS DEVICES HANDLED FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Amounts in 000s)

                                                                                             Change from
                                            June 30, 2004   % of    June 30, 2003   % of       2003 to
                                                            Total                   Total       2004
                                            -------------   -----   -------------   -----    -----------
REVENUE BY DIVISION:
Asia-Pacific                                  $493,631        55%     $379,724        54%       30%
The Americas                                   240,269        26%      195,655        28%       23%
Europe                                         171,174        19%      128,712        18%       33%
                                              --------       ---      --------       ---        --
    Total                                     $905,074       100%     $704,091       100%       29%
                                              ========       ===      ========       ===        ==

REVENUE BY SERVICE LINE:
Product distribution                          $775,451        86%     $597,538        85%       30%
Integrated logistics services                  129,623        14%      106,553        15%       22%
                                              --------       ---      --------       ---        --
    Total                                     $905,074       100%     $704,091       100%       29%
                                              ========       ===      ========       ===        ==

WIRELESS DEVICES HANDLED BY DIVISION:
Asia-Pacific                                     3,519        30%        2,235        28%       57%
The Americas                                     7,677        66%        5,430        68%       41%
Europe                                             413         4%          325         4%       27%
                                              --------       ---      --------       ---        --
    Total                                       11,609       100%        7,990       100%       45%
                                              ========       ===      ========       ===        ==

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Sales of wireless devices                        5,131        44%        3,792        47%       35%
Integrated logistics services                    6,478        56%        4,198        53%       54%
                                              --------       ---      --------       ---        --
    Total                                       11,609       100%        7,990       100%       45%
                                              ========       ===      ========       ===        ==

Globally, the availability of feature rich wireless devices, wireless network operator promotional activity and compelling pricing by manufacturers induced subscribers to upgrade their wireless devices. Revenue in the six months ended June 30, 2004, was $905 million, an increase of 29% as compared to $704 million in the six months ended June 30, 2003. Wireless devices handled increased by 45% as compared to the six months ended June 30, 2003. The revenue increase was attributable to the strong market demand for our products and services, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network operator promotional activity, the addition of sales of prepaid wireless airtime in the Americas division and certain European markets, and the strengthening of foreign currencies

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

relative the U.S. dollar, which accounted for approximately 3 percentage points of the increase in revenue. The revenue increase was partially offset by an overall 5% decline on a constant currency basis in the average selling price of wireless devices sold and a sales mix shift from product distribution sales to fee-based logistics services. The increase in revenue and wireless devices handled was pervasive throughout all divisions and service lines.

Wireless devices handled, as compared to the six months ended June 30, 2003:

      The number of wireless devices sold through our distribution business increased 35%, primarily as a result of competitive pricing by a key manufacturer in conjunction with strong market demand in the Asia-Pacific division, our presence in India, which began late in the second quarter of 2003, and increased demand in certain European markets driven by network operator promotional programs.

      The number of wireless devices handled through our integrated logistics business increased 54%, primarily as a result of increased demand from current logistics services customers and the addition of new logistics services customers in the Americas division.

Revenue by division, as compared to the six months ended June 30, 2003:

      The revenue increase in the Asia-Pacific division of 30% was attributable to increased demand fueled by competitive pricing by Nokia, one of our key suppliers, the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, our presence in India, which began late in the second quarter of 2003, and various network operator promotional programs in certain markets. The increase in revenue was partially offset by a 20% decrease on a constant currency basis in the average selling price of wireless devices sold as a result of competitive pricing and a shift in sales mix toward lower-end wireless devices in certain markets.

      The revenue increase in the Americas division of 23% was attributable to a 21% increase in the average selling price of wireless devices sold and a 27% increase in logistics services revenues. The increase in the average selling price of wireless devices sold was due to the replacement cycle for more fully featured wireless devices and a more diversified product offering. The Americas division experienced 53% growth in wireless devices handled in its logistics services business, which was attributable to increased demand experienced by our network operator customers, the addition of a new significant customer and expansion of services to customers. The increase in logistics services revenue in the Americas division was less than the unit growth rate due to changes in the mix of services provided to certain customers, and reduced fee structures with certain customers.

      The revenue increase in the Europe division of 33% was primarily attributable to a 27% increase in wireless devices handled due to network operator promotional programs in certain markets, a 18% increase in the average selling price of wireless devices sold, the strengthening of foreign

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      currencies relative to the U.S. dollar, which accounted for approximately 7 percentage points of the increase in revenue, and expansion of electronic prepaid card distribution in certain markets.

Revenue by service line, as compared to the six months ended June 30, 2003:

      We experienced a 30% increase in revenue from product distribution primarily as a result of competitive pricing by a key manufacturer in conjunction with strong market demand in the Asia-Pacific division, increased demand for feature-rich products, which resulted in a 21% increase in average selling prices in the Americas division, our presence in India, which began late in the second quarter of 2003, and increased demand in certain European markets initiated through network operator promotional programs. The increase in revenue from product distribution was partially offset by reduced average selling prices in the Asia-Pacific division as a result of competitive pricing by a key manufacturer.

      We experienced a 22% increase in revenue from integrated logistics services primarily as a result of a 54% growth rate in wireless devices handled caused by the increased demand from current logistics services customers and the addition of new customers in the Americas division, the addition of sales of prepaid wireless airtime across all divisions. The increase in logistics services revenue was less than the unit growth rate due to the mix of services provided and changes in the scope of services provided to certain customers.

Gross Profit and Gross Margin

(Amounts in 000s)

                                  Three Months Ended         Six Months Ended            Percent Change
                                ----------------------    ----------------------    ------------------------
                                JUNE 30,     June 30,     June 30,     June 30,     Q2 2003 to   YTD 2003 to
                                  2004         2003         2004         2003        Q2 2004      YTD 2004
                                ---------    ---------    ---------    ---------    ----------   -----------
Product distribution            $  14,792    $  12,285    $  28,073    $  19,792       20%          42%
Integrated logistics services      12,543       10,193       24,620       21,148       23%          16%
                                ---------    ---------    ---------    ---------     ----         ----
Gross profit                    $  27,335    $  22,478    $  52,693    $  40,940       22%          29%
                                ---------    ---------    ---------    ---------     ----         ----

Product distribution                  3.7%         3.9%         3.6%         3.3%    (0.2) pts     0.3  pts
Integrated logistics services        18.9%        18.6%        19.0%        19.8%     0.3  pts    (0.8) pts
                                ---------    ---------    ---------    ---------     ----         ----
Gross margin                          5.9%         6.0%         5.8%         5.8%    (0.1) pt      0.0  pts
                                ---------    ---------    ---------    ---------     ----         ----

Gross profit and gross margin by service line, as compared to the second quarter of 2003:

      The overall 22% increase in gross profit was primarily attributable to a 45% increase in wireless devices handled, a 25% increase in total revenue and operating efficiencies in the Americas division, which included the consolidation of its Richmond, California, call center with its Plainfield, Indiana, call center and other efficiency initiatives.

      The 20% increase in gross profit from product distribution revenue was primarily attributable to a 39% increase in wireless devices sold, which led to a 25% increase in product distribution revenue. The growth in gross profit was less than revenue growth due to a 0.2 percentage point decline in gross margin. The inclusion of our lower gross margin India business in our revenue mix, lower

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      margin prepaid wireless devices sold in the Asia-Pacific division and the growth of an existing accessories product line sold in the Asia-Pacific division, which yields a lower gross margin, were significant contributors to the decrease in gross margin in product distribution. These decreases were partially offset by improvements in gross margin in the Americas and Europe division. The Americas division experienced the benefit of efficiency improvements, while the Europe division benefited the result of a shift to higher gross margin products in certain European markets and increased operating leverage of the cost infrastructure due to higher volumes.

      The 23% increase in gross profit from integrated logistics services was attributable to a 21% increase in logistics services revenue. The slightly higher rate of growth of gross profit, as compared to revenue growth, was due to a slight improvement in gross margin. The increase in gross margin from integrated logistics services was primarily due to efficiency improvements in the Americas division partially offset by the launch of prepaid airtime, which yields a relatively lower gross margin, in the Americas division and certain markets within the Europe division.

Gross profit and margin by service line, as compared to the six months ended June 30, 2003:

      The 29% increase in gross profit was mostly attributable to a 45% increase in wireless devices handled contributing to a 29% increase in total revenue, operational efficiencies and improvements in the Americas division, which included the consolidation of its Richmond, California, call center with its Plainfield, Indiana, call center and the result of other efficiency initiatives.

      The 42% increase in gross profit from product distribution revenue was mostly ascribed to a 35% increase in wireless devices sold, which led to a 30% increase in product distribution revenue. The growth in gross profit was larger than the revenue growth due to 0.3 percentage point increase in gross margin. The increase in gross margin from product distribution was primarily the result of increased leverage of the cost infrastructure in the Americas division due to higher volumes and a shift to higher margin products in certain European markets. These increases were partially offset by the inclusion of our lower gross margin India business in our revenue mix.

      The 16% increase in gross profit from integrated logistics services was attributable to a 22% increase in logistics services revenue. The growth in gross profit was less than revenue growth due to the 0.8 percentage point decline in gross margin. The decrease in gross margin from integrated logistics services was primarily a result of the addition of prepaid airtime, which yields a relatively lower gross margin, in the Americas division and certain markets within the Europe division.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

(Amounts in 000s)

                               Three Months Ended       Six Months Ended            Percent Change
                              --------------------    --------------------   --------------------------
                              JUNE 30,    June 30,    June 30,    June 30,   Q2 2003 to     YTD 2003 to
                                2004       2003         2004        2003       Q2 2004       YTD 2004
                              --------    --------    --------    --------   ----------     -----------
Selling, general and
   administrative expenses    $ 19,901    $ 15,419    $ 39,958    $ 30,815        26%           13%
As a percent of revenue            4.3%        4.1%        4.4%        4.4%      0.2 pts      (0.0) pts

As compared to the second quarter of 2003, SG&A expenses increased 26% in parallel with a 25% increase in revenue. The $4.5 million increase in spending primarily resulted from the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, an estimated $700 thousand unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 50% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, our focus on business expansion across all divisions.

As compared to the six months ended June 30, 2003, SG&A expenses increased 13% in conjunction with a 29% increase in revenue. The $9.0 million increase in spending primarily resulted from an estimated $1.4 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 70% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, and the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004.

Facility Consolidation Charge

On February 19, 2003, we announced that we would consolidate our Richmond, California, call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We completed the consolidation of the facility in April of 2003. In the six months ended June 30, 2003, we recorded a pre-tax charge of $4.5 million relating to the facility consolidation which included approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. During the second quarter of 2004, we terminated the lease and related liabilities at $215 thousand less than expected.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income and Margin from Continuing Operations

(Amounts in 000s)

                     Three Months Ended        Six Months Ended         Percent Change
                    --------------------   -----------------------  -----------------------
                    JUNE 30,   June 30,    June 30,       June 30,  Q2 2003 to  YTD 2003 to
                      2004       2003        2004           2003     Q2 2004     YTD 2004
                    --------   ---------   ---------     ---------  ----------  -----------
OPERATING INCOME:

Asia-Pacific        $ 2,787    $ 3,385     $   4,561     $ 5,026      (18%)          (9%)
The Americas (1)      3,774      1,979         6,503      (1,527)      91%          N/M
Europe                1,088      1,514         1,886       2,165      (28%)         (13%)
                    --------   -------     ---------     -------      ---           ---
    Total           $ 7,649    $ 6,878     $  12,950     $ 5,664       11%          129%
                    ========   =======     =========     =======      ===           ===

OPERATING MARGIN:

Asia-Pacific            1.1%       1.7%          0.9%        1.3%    (0.6) pts     (0.4) pts

The Americas (1)        3.1        2.0           2.7        (0.8)     0.9  pts      3.5  pts
Europe                  1.2        2.2           1.1         1.7     (1.0) pts     (0.6) pts
                    --------   -------     ---------     -------      ---           ---
    Total               1.6%       1.8%          1.4%        1.4%    (0.2) pts      0.0  pts
                    ========   =======     =========     =======      ===           ===

(1) Includes a facility consolidation charge of $4.5 million for the six months ended June 30, 2003.

As compared to the second quarter of 2003, operating income from continuing operations increased $771 thousand. The increase in operating income from continuing operations was primarily a result of the 25% increase in revenue and the associated 22% increase in gross profit, partially offset by increased SG&A expenses. The increase in revenue and associated gross profit was primarily attributable to the competitive pricing by a key manufacturer in conjunction with strong market demand for our products and services, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network operator promotional activity and the launch of sales of prepaid wireless airtime in the Americas division and certain European markets. The increase in revenue and gross profit was partially offset by the $4.1 million increase in SG&A expenses that was primarily attributable to the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, an estimated $700 thousand unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 50% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, our focus on business expansion in the European region and the development of channel services in the Americas division.

As compared to the six months ended June 30, 2003, operating income from continuing operations increased $7.3 million. The increase in operating income from continuing operations was primarily a result of the 29% increase in revenue, the associated 29% increase in gross profit, and the $4.5 million facility consolidation charge incurred in 2003, which did not recur in 2004. The increase in revenue and associated gross profit was primarily attributable to the competitive pricing by a key manufacturer in conjunction with strong market demand for our products, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network promotional activity and the addition of sales of prepaid wireless airtime in the Americas division and certain European markets. The increase in revenue and gross profit was partially offset by the $4.5 million increase in SG&A expenses, primarily resulting from an estimated $1.4 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 70% increase in expenses related to being a publicly traded company, which included costs related to

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004.

Income from Continuing Operations

(Amounts in 000s)

                                  Three Months Ended           Six Months Ended
                                ------------------------    ------------------------
                                 JUNE 30,      June 30,      June 30,      June 30,
                                   2004         2003           2004          2003
                                ----------    ----------    ----------    ----------
Income from continuing
   operations                   $    5,111    $    5,241    $    8,370    $    3,260
As a percent of revenue                1.1%          1.4%          0.9%          0.5%

Diluted shares outstanding          19,622        18,572        19,784        18,528
Income per diluted share from
   continuing operations        $     0.26    $     0.28    $     0.42    $     0.18

Income from continuing operations, as compared to the second quarter of 2003:

      Income from continuing operations decreased by $129 thousand. The decrease was primarily a result of increased SG&A and income tax expenses, offset by the 25% increase in revenue and the associated 22% increase in gross profit. The $4.1 million increase in SG&A expenses was primarily attributable to the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, an estimated $700 thousand unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 50% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, our focus on business expansion in the European region and the development of channel services in the Americas division. The increase in income taxes was a result of a 27% effective income tax rate in 2004 as compared to an 18% effective income tax rate in second quarter of 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average average statutory tax rates than the Americas division. The increased SG&A and income tax expenses were partially offset by the increase in revenue and associated gross profit, which was primarily attributable to the strong market demand for our products and services, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network promotional activity and the launch of sales of prepaid wireless airtime in the Americas division and certain European markets.

      Income per diluted share from continuing operations was $0.26 for the second quarter of 2004, as compared to $0.28 in the second quarter of 2003. The issuance of shares from the exercise of stock options in 2003 and the effect of the increase in Brightpoint's average stock market price in determining the diluted shares outstanding had a 6% dilutive effect on weighted average shares outstanding in the second quarter of 2004, as compared to the second quarter of 2003.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income from continuing operations, as compared to the six months ended June 30, 2003:

      Income from continuing operations increased $5.1 million. The increase in income from continuing operations was mainly a result of the 29% increase in revenue, the associated 29% increase in gross profit, the $4.5 million facility consolidation charge incurred in 2003, which did not recur in 2004, and our recovery of $275 thousand in connection with the settlement of the shareholder derivative lawsuit in 2003, which did not recur in 2004. The increase in revenue and associated gross profit was mostly ascribable to the strong market demand for our products, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network promotional activity and the addition of sales of prepaid wireless airtime in the Americas division and certain European markets. The increase in revenue and gross profit was partially offset by the $4.5 million increase in SG&A expenses and $2.6 million increase in income tax expense. The increase in SG&A expenses primarily resulted from an estimated $1.4 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 70% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004. The increase in income taxes was a result of a 27% effective income tax rate in 2004 as compared to a 13% effective income tax rate for the six months ended June 30, 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division.

      Income per diluted share from continuing operations was $0.42 for the six months ended June 30, 2004, as compared to $0.18 in 2003. The issuance of shares from the exercise of stock options in 2003 and the effect of the increase in Brightpoint's average stock market price in determining the diluted shares outstanding had a 7% dilutive effect on weighted average shares outstanding in the 2004, as compared to 2003.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

(Amounts in 000s)

                                                    Three Months Ended            Six Months Ended
                                                -------------------------     -------------------------
                                                 JUNE 30,       June 30,       June 30,       June 30,
                                                   2004           2003           2004           2003
                                                ----------     ----------     ----------     ----------
Loss from discontinued operations               $     (416)    $   (1,423)    $     (757)    $   (1,975)
Income (loss) on disposal of discontinued
   operations                                         (410)           499         (4,644)           184
                                                ----------     ----------     ----------     ----------
Total discontinued operations                   $     (826)    $     (924)    $   (5,401)    $   (1,791)
As a percent of revenue                                0.2%           0.2%           0.6%           0.3%

Diluted shares outstanding                          19,622         18,572         19,784         18,528
Loss per diluted share from discontinued
   operations                                   $    (0.04)    $    (0.05)    $    (0.27)    $    (0.10)

The loss from discontinued operations in the second quarter of 2004 was primarily attributable to an unrealizable asset written off and various professional and liquidation fees. The loss on disposal of discontinued operations in the second quarter of 2004 was mostly related to a $584 thousand loss on the sale of the Company's subsidiary, Brightpoint do Brazil Ltda., partially offset by unrealized foreign currency translation gains caused by the strengthening of the U.S. dollar relative to certain foreign currencies. Subsequent to the sale of Brightpoint Brazil, the $3.1 million fully reserved accounts receivable is no longer included as a component of "Accounts receivable" or "Allowance for doubtful accounts" on the Consolidated Balance Sheets.

The loss from discontinued operations in the second quarter of 2003 was primarily attributable to losses incurred in Brightpoint (Ireland) Limited ("Brightpoint Ireland") operations, which were sold in the first quarter of 2004. Net gains on disposal of discontinued operations in the second quarter of 2003 were significantly attributable to the receipt of $1.3 million in contingent consideration relating to the divestiture of the Company's Middle East operations in the third quarter of 2002, fractionally offset by unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

The loss from discontinued operations for the six months ended June 30, 2004 was mainly ascribable to losses incurred in Brightpoint Ireland's operations, an unrealizable asset written off and various professional and liquidation fees. The loss on disposal of discontinued operations for the six months ended June 30, 2004, was primarily attributable to a $3.8 million loss on the sale of Brightpoint Ireland and a $584 thousand loss on the sale of the Company's subsidiary, Brightpoint do Brazil Ltda., partially offset by unrealized foreign currency translation gains caused by the strengthening of the U.S. dollar relative to certain foreign currencies. On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. The $3.8 million loss included the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.

The loss from discontinued operations for the six months ended June 30, 2003, was primarily attributable to losses incurred in Brightpoint Ireland's operations of $1.7 million and various professional and

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liquidation fees. Net gains on disposal of discontinued operations for the six months ended June 30, 2003, were significantly comprised of the receipt of $1.3 million in contingent consideration relating to the divestiture of the Company's Middle East operations in the third quarter of 2002, partially offset by unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar and various professional and liquidation fees.

Net Income

(Amounts in 000s)

                                  Three Months Ended           Six Months Ended
                                ------------------------    ------------------------
                                 JUNE 30,     June 30,       June 30,      June 30,
                                   2004         2003           2004          2003
                                ----------    ----------    ----------    ----------
Net income                      $    4,285    $    4,317    $    2,969    $    1,469
As a percent of revenue                0.9%          1.2%          0.3%          0.2%

Diluted shares outstanding          19,622        18,572        19,784        18,528
Earnings per diluted share      $     0.22    $     0.23    $     0.15    $     0.08

Net income, as compared to the second quarter of 2003:

      Net income decreased by $32 thousand. The decrease in net income was primarily a result of increased SG&A and income tax expenses offset by the 25% increase in revenue and the associated 22% increase in gross profit. The $4.1 million increase in SG&A expenses was primarily caused by the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, an estimated $700 thousand unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 50% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, our focus on business expansion in the European region and the development of channel services in the Americas division. The increase in income taxes was a result of a 27% effective income tax rate in 2004 as compared to an 18% effective income tax rate in second quarter of 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division. The increased SG&A and income tax expenses were partially offset by the increase in revenue and associated gross profit, which was primarily attributable to the strong market demand for our products, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network promotional activity and the addition of sales of prepaid wireless airtime in the Americas division and certain European markets.

      Earnings per diluted share were $0.22 for the second quarter of 2004, as compared to $0.23 in the second quarter of 2003. The issuance of shares from the exercise of stock options in 2003 and the effect of the increase in Brightpoint's average stock market price in determining the diluted shares outstanding had an 8% dilutive effect on weighted average shares outstanding in the second quarter of 2004, as compared to the second quarter of 2003.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income, as compared to the six months ended June 30, 2003:

      Net income increased by $1.5 million. The increase in net income was primarily a result of the 29% increase in revenue, the associated 29% increase in gross profit, the $4.5 million facility consolidation charge incurred in 2003, which did not recur in 2004, and our recovery of $275 thousand in connection with the settlement of the shareholder derivative lawsuit in 2003, which did not recur in 2004. The increase in revenue and associated gross profit was primarily attributable to the strong market demand for our products, our presence in India, which began late in the second quarter of 2003, manufacturer and wireless network promotional activity and the addition of sales of prepaid wireless airtime in the Americas division and certain European markets. The increase in revenue and gross profit was partially offset by the $4.5 million increase in SG&A expenses, the $3.6 million increased losses in discontinued operations and the $2.6 million increase in income tax expenses. The increase in SG&A expenses primarily resulted from an estimated $1.4 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, our presence in India, which began late in the second quarter of 2003, a 70% increase in expenses related to being a publicly traded company, which included costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004. The losses in discontinued operations were primarily attributable to the loss on sale of Brightpoint Ireland. In accordance with SFAS 144, a $1.5 million net loss incurred by our former Ireland operation was reclassified from continuing operations to discontinued operations in the presentation of the results of the second quarter of 2003. The increase in income taxes was a result of a 27% effective income tax rate in 2004 as compared to a 13% effective income tax rate for the six months ended June 30, 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division.

      Earnings per diluted share were $0.15 for the six months ended June 30, 2004, as compared to $0.08 in 2003. The issuance of shares from the exercise of stock options in 2003 and the effect of the increase in Brightpoint's average stock market price in determining the diluted shares outstanding had a 6% dilutive effect on weighted average shares outstanding in the 2004, as compared to 2003.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS ("ROIC")

We believe that it is equally important for a business to manage its balance sheet as it does its statement of operations. A measurement that ties the statement of operation performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for potential growth opportunities. We take a straight-forward approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders' equity and debt. The Company uses ROIC to measure the effectiveness of its use of invested capital to generate profits. Returns on invested capital for the quarters and trailing four quarters ending June 30, 2004, and 2003, were as follows:

                                            Three Months Ended          Trailing Four Quarters Ended
                                      ------------     ------------     ------------     ------------
                                        JUNE 30,         June 30,         June 30,         June 30,
                                          2004             2003             2004             2003
                                      ------------     ------------     ------------     ------------
Operating income after taxes:
Operating income (loss) from
 continuing operations                $      7,649     $      6,903     $     30,941     $     14,505
Plus: Facility consolidation charge           (215)             181              785            4,461
Less: Estimated income taxes (1)            (2,007)          (1,309)          (8,509)          (3,922)
                                      ------------     ------------     ------------     ------------
Operating income after taxes          $      5,427     $      5,775     $     23,217     $     15,044
                                      ============     ============     ============     ============
Invested capital:
 Debt                                 $        853     $     13,464     $        853     $     13,464
 Shareholders' equity                      130,188          120,235          130,188          120,235
                                      ------------     ------------     ------------     ------------
   Invested capital                   $    131,041     $    133,699     $    131,041     $    133,699
                                      ============     ============     ============     ============
Average invested capital (2)          $    139,753     $    127,452     $    141,970     $    149,430
                                      ============     ============     ============     ============
ROIC (3)                                        16%              18%              16%              10%
                                      ============     ============     ============     ============

(1) Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods' effective tax rate.

(2) Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing four quarter periods represents the average of the ending invested capital amounts for the current and four prior quarter period ends.

(3) ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the result by four (4) to state ROIC on an annualized basis.

Our annualized ROIC for the second quarter of 2004 was 16%, as compared to 18% in the second quarter of 2003. The reduction was a result of slightly lower operating income and a higher average invested capital base. Since the Company earned income in 2003, increased its common stock and additional paid-in capital through the exercise of employee stock options, and experienced a reduction in accumulated other comprehensive loss due to the general strengthening of foreign currencies relative to the U.S. dollar,

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the average equity component in this calculation has increased from $127 million as of June 30, 2003, to $140 million as of June 30, 2004, and has therefore added to our invested capital base.

For the trailing four quarters, our annualized ROIC increased to 16% from 10% for the prior period ending June 30, 2003, as a result of higher operating income and a lower average invested capital base. The lower average invested capital base was a result of reduced borrowings partially offset by earned income in 2003, increases in common stock and additional paid-in capital through the exercise of employee stock options, and experienced a reduction in accumulated other comprehensive loss.

CASH CONVERSION CYCLE

Management utilizes the cash conversion cycle days metric and its components to evaluate the Company's ability to manage its working capital and its cash flow performance. Cash conversion cycle days and its components for the quarters ending June 30, 2004 and 2003, were as follows:

                                                   Three Months Ended
                                                 ----------------------
                                                 JUNE 30,      June 30,
                                                   2004          2003
                                                 ---------     --------
Days sales outstanding in accounts receivable       20            24
Days inventory on-hand                              24            28
Days payable outstanding                           (38)          (48)
                                                   ---           ---
        Cash Conversion Cycle Days                   6             4
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

During the second quarter of 2004, the cash conversion cycle increased to 6 days from 4 days as compared to the second quarter of 2003. The change in the cash conversion cycle was the result of a 10 day decrease in the days of payable outstanding, partially offset by a 4 day decrease in the days of sales outstanding and a 4 day decrease in the days of inventory on-hand. The decrease in days of payable outstanding was substantially due to the timing of inventory received in conjunction with related payment terms from certain suppliers and amounts to be received from certain suppliers for promotional activities. The decrease in the days of sales outstanding was mostly due to improved collections in certain divisions and amounts owed to certain customers for promotional activities. The decrease in the days of inventory on-hand was primarily attributable to increased sales volume.

Six days is a low number for a distribution company and it is unlikely that we can sustain this short cycle for an extended period of time. Increases in the cash conversion cycle would have the effect of consuming our cash, potentially causing us to borrow from lenders or issuing common stock to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

The Company was able to attain days of sales outstanding of 20 days by collecting cash prior to product delivery from certain customers, selling receivables in certain markets and therefore collecting cash prior to the customer invoice due dates, focusing on credit and collections, and offering customers early-pay discounts. The $3.9 million reduction of the allowance for doubtful accounts from December 31, 2003 was mostly the result of a $3.1 million fully reserved accounts receivable in the Company's discontinued operation Brightpoint Brazil, which was sold in May 2004, and other utilizations of the reserve against accounts receivable in the Americas division. The Company was able to attain days of inventory on hand of 24 days by monitoring our inventory levels very closely and consciously striving to keep our investment low while still holding enough inventory to meet customer demand. From time to time, we may pay our suppliers prior to the invoice due date in order to take advantage of early settlement discounts. This may consume our cash or may cause us to borrow from lenders.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

OPERATING ACTIVITIES

For the six months ended June 30, 2004, net cash used in operating activities was $11.9 million. Net cash used in operating activities was primarily due to a reduction in accounts payable indicating a higher-level of inventory paid for as a result of timing of inventory receipts and related payments. The additional use of cash was partially offset by the cash generated by operations as measured by earnings before interest, taxes, depreciation and amortization ("EBITDA"). The net changes in operating assets and liabilities consist primarily of a reduction in accounts receivable, inventories and accounts payable. The reduction in accounts receivable during the six months ended June 30, 2004 was attributable to the successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations. The increase in inventories was due to the acceleration of certain inventory purchases in order to take advantage of vendor pricing promotions and preparing for potential increases in demand. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments and our determination whether to utilize certain suppliers' offers of early settlement discounts.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                        Three Months Ended         Six Months Ended
                                                     ----------   ----------   ----------   ----------
                                                      JUNE 30,     June 30,     June 30,     June 30,
                                                        2004         2003         2004         2003
                                                     ----------   ----------   ----------   ----------
Net income (loss)                                    $    4,285   $    4,317   $    2,969   $    1,469
Net interest expense                                        247          283          515          676
Income taxes (includes income taxes included in
Discontinued Operations)                                  1,890        1,188        3,095          472
Depreciation and amortization                             2,564        3,231        5,225        6,651
                                                     ----------   ----------   ----------   ----------
         EBITDA                                      $    8,986   $    9,019   $   11,804   $    9,268
                                                     ==========   ==========   ==========   ==========

During the six months ended June 30, 2004, the Company generated an EBITDA of approximately $11.8 million as compared to $9.3 million for the same period in 2003. EBITDA provides management with an indicator of how much cash the Company generates, excluding any changes in working capital. Since the Company has experienced cash outlays for interest and taxes and has experienced cash inflows and outflows related to changes in working capital, EBITDA is not a comprehensive measure of cash flow. It is an indicator, however, of the business' ability to generate cash by maintaining revenues and related margins at a higher level than cash operating expenses. Note that EBITDA is a non-GAAP financial measure.

(Amounts in 000s)

                   JUNE 30,    December 31,
                     2004         2003
                   ----------  ------------
Working capital    $   74,553  $    89,345
Current ratio          1.30:1       1.30:1

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at June 30, 2004, compared to December 31, 2003, was primarily comprised of the $20 million repurchase of the Company's common stock, the effect of a decrease in accounts payable and an increase in inventory partially offset by decreases in accounts receivable and funded contract financing activities. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

INVESTING ACTIVITIES

For the six months ended June 30, 2004, net cash provided by investing activities was $3.4 million. Net cash provided by investing activities was primarily due to a $7.5 million decrease in net funded contract financing receivables fractionally offset by $3.6 million used for capital expenditures. We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The decrease in contract financing receivables was due to timing of product receipts at the end of the quarter. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States, our

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

entry into India, which included new office space and basic information systems infrastructure, and retail development in France.

FINANCING ACTIVITIES

For the six months ended June 30, 2004, net cash used in financing activities was $30 million. Net cash used in financing activities was primarily comprised of $20 million repurchase of Brightpoint's common stock and $16 million for repayment of credit facilities, partially offset by a reduction in pledged cash of $5 million. On June 4, 2004, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock. The Company made such repurchases in June of 2004 through open market and privately negotiated transactions. Detail of the repurchases is provided in the table below. In December 2003, the Company pledged $5 million to support a $4.2 million short-term line of credit in India, due to restrictions on foreign capital, which precluded us from utilizing our own funds, other than the amount pledged, to meet these needs. This short-term line of credit was paid in the first quarter of 2004, thus releasing the pledged cash. We may from time to time pledge cash to collateralize lines of credit in markets where there are restrictions of the movement of funds.

       Issuer purchases of equity securities:

(Amounts in 000s)

                    Total number      Average       Total number of shares      Maximum dollar value of
                     of shares      price paid     purchased as part of the      shares that may yet be
Month of purchase    purchased       per share    publicly announced program  purchased under the program
-----------------   ------------    ----------    --------------------------  ---------------------------
June 2004            1,397,500        $14.31              1,397,500                       none

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of June 30, 2004:

(Amounts in 000s)

                                  Gross                  Letters of Credit &
                  Commitment  Availability  Outstanding       Guarantees       Net Availability
                  ----------  ------------  -----------  -------------------   ----------------
North America     $   70,000   $   39,653   $        -        $    5,200          $   34,453
Australia             35,709       30,847            -             3,910              26,938
New Zealand            7,547        5,442            -             4,000               1,442
Sweden                 1,986        1,986          832                 -               1,154
Philippines              892          892            -                 -                 892
                  ----------   ----------   ----------        ----------          ----------
Total             $  116,134   $   78,821   $      832        $   13,110          $   64,879
                  ==========   ==========   ==========        ==========          ==========

Additional details on the above lines of credit are disclosed in Note 6 of the Notes to Consolidated Financial Statements. Interest payments were approximately $247 thousand and $515 thousand for the three and six months ended June 30, 2004. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the six months ended June 30, 2004 and 2003, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the three and six months ended June 30, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the six months ended June 30, 2004 and 2003, totaled $184 million and $113 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $542 thousand and $655 thousand during the six months ended June 30, 2004 and 2003, respectively.

For discontinued operations, net funds received from the sales of accounts receivable during the three and six months ended June 30, 2003, totaled $8.0 million and $12.4 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $53 thousand and $111 thousand during the three and six months ended June 30, 2003, respectively. These fees were originally recorded as a component of "Net other expenses" in the Consolidated Statements of Income, but have now been reclassified as a component of "Loss from discontinued operations" in the Consolidated Statements of Income.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the six months ended June 30, 2004 and 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $36 million and $27 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at June 30, 2004 and 2003, respectively. Amounts held by banks or other financing institutions at June 30, 2004 were for transactions related to the Company's Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

PART I FINANCIAL INFORMATION

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

(Amounts in 000s)

                             JUNE 30,   December 31,
                               2004         2003      % Change
                            ----------   ----------   ----------
Unrestricted cash           $   57,964   $   98,879      (41%)
Borrowing availability          64,879       45,361       43%
                            ----------   ----------      ---
Liquidity                   $  122,843   $  144,240      (15%)
                            ==========   ==========      ===

As of June 30, 2004, our liquidity decreased $21 million from December 31, 2003. The predominant cause for the $21 million reduction was the initiation and completion of the $20 million repurchase of the Company's common stock within the period. Cash decreased by 41% while borrowing availability increased by 43%. Our net cash used in financing activities of $30 million during the six months ended June 30, 2004, was to repurchase 1.4 million shares of Brightpoint's common stock and to repay credit facilities, which consequently increased our borrowing availability.

We routinely make large payments, in certain occasions, in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions, in excess of $10 million. The timing of these payments or collections can cause our cash balances and borrowings to fluctuate throughout the year.

A cash-secured standby letter of credit of $15 million supporting our Brightpoint Asia Limited's vendor credit line has been issued by financial institutions on our behalf and was outstanding at December 31, 2003 and June 30, 2004. The related cash collateral has been reported under the heading "Pledged Cash" in the Consolidated Balance Sheet.

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

While it is difficult to quantify the adequacy of our liquidity for future needs, with our unrestricted cash balance and unused borrowing availability, totaling $123 million on June 30, 2004, no significant debt obligations, and a positive quarterly EBITDA, we believe we have adequate liquidity to operate the business with our own resources for the next 12 months and to invest in potential growth opportunities.

PART I FINANCIAL INFORMATION

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at June 30, 2004.

A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2004 or 2003. At June 30, 2004, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

PART I FINANCIAL INFORMATION

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

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2004, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

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

A complaint was filed on November 23, 2001, against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. We continue to dispute these claims and intend to defend this matter vigorously.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2004, the Company held its Annual Meeting of Shareholders at which time the following matters were approved by the Company's shareholders by the votes indicated:

      1)  Election of two Class I Directors:

Director          Votes Cast "For"       Votes Withheld
--------          ----------------       --------------
V. William Hunt      16,500,878            1,502,083
Stephen H. Simon     15,983,727            2,219,234

      2) Approval of the Company's Amended and Restated Independent Director Stock Compensation Plan:

Votes Cast "For"  Votes Cast "Against"   Votes "Abstaining"
----------------  --------------------   ------------------
   8,790,979            2,123,575              121,133

          In addition, there were 6,967,274 "broker non-votes" with respect to the proposal to approve the Company's Independent Director Stock Compensation Plan.

      3)  Approval of the Company's 2004 Long-Term Incentive Plan:

Votes Cast "For"  Votes Cast "Against"   Votes "Abstaining"
----------------  --------------------   ------------------
    7,991,272          2,926,982               117,433

          In addition, there were 6,967,274 "broker non-votes" with respect to the proposal to approve the Company's 2004 Long-Term Incentive Plan.

      4)  Changing the Company's State of Incorporation from Delaware to
          Indiana:

Votes Cast "For"  Votes Cast "Against"   Votes "Abstaining"
----------------  --------------------   ------------------
   10,661,284           246,060                128,348

          In addition, there were 6,967,272 "broker non-votes" with respect to the proposal to change the Company's State of Incorporation from Delaware to Indiana.

      5) Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Accountants for the Fiscal Year ending December 31, 2004:

Votes Cast "For"  Votes Cast "Against"   Votes "Abstaining"
----------------  --------------------   ------------------
   17,747,282           153,595               102,083

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

      (a)   Exhibits

            The list of exhibits is hereby incorporated by reference to the
            Exhibit Index on page 46 of this report.

      (b)   Reports on Form 8-K

            (i) On June 4, 2004, we furnished a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure." The Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's Common Stock.

            (ii) On June 3, 2004, we furnished a Form 8-K under Item 5 "Other Events." Brightpoint, Inc., a Delaware corporation ("Brightpoint Delaware"), merged with and into its wholly-owned subsidiary, Brightpoint Indiana Corp., an Indiana corporation. The purpose of the merger was to change the state of incorporation of Brightpoint Delaware from Delaware to Indiana. The merger was effected pursuant to that certain Plan and Agreement of Merger (the "Merger Agreement"), dated April 23, 2004, which was approved and adopted by the stockholders of Brightpoint Delaware at the Annual Meeting of Shareholders held on June 3, 2004. Articles of Merger were filed with the Secretary of State of Indiana on June 3, 2004, and a Certificate of Merger was filed with the Secretary of State of Delaware on that same date.

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Brightpoint, Inc.
                                  (Registrant)

Date: July 27, 2004            /s/ Frank Terence
                               ---------------------------------------
                               Frank Terence
                               Executive Vice President,
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer)


Date: July 27, 2004            /s/ Lisa M. Kelley
                               ---------------------------------------
                               Lisa M. Kelley
                               Sr. Vice President,
                               Chief Accounting Officer and Corporate Controller
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------
     2.1        Plan and Agreement of Merger between Brightpoint, Inc. and
                Brightpoint Indiana Corp. dated April 23, 2004. Incorporated by reference to Appendix E to Brightpoint, Inc.'s Proxy Statement
                dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004.

     3.1        Restated Articles of Incorporation of Brightpoint, Inc.
                (formerly Brightpoint Indiana Corp.) Incorporated by reference to the applicable exhibit filed with the Company's Form 8-K dated June 3, 2004.

     3.2        Amended and Restated By-Laws of Brightpoint, Inc. (formerly
                Brightpoint Indiana Corp.) Incorporated by reference to the applicable exhibit filed with the Company's Form 8-K dated June
                3, 2004.

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