Form 10-Q
period 2004-09-30
BRIGHTPOINT INC
filed 2004-10-28
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________________ to ____________________

Commission file number: 0-23494

                                BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Indiana                                                         35-1778566
------------------------------------------------------------         -----------------------------------
State or other jurisdiction of incorporation or organization         (I.R.S. Employer Identification No.)

  501 Airtech Parkway, Plainfield Indiana                      46168
 ------------------------------------------                  ---------
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

Number of shares of the registrant's common stock outstanding at October 21, 2004: 17,997,950 shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I.   FINANCIAL INFORMATION

          ITEM 1

          Consolidated Statements of Income
                    Three and Nine Months Ended September 30, 2004 and 2003.................         3

          Consolidated Balance Sheets
                    September 30, 2004, and December 31, 2003...............................         4

          Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 2004 and 2003...........................         5

          Notes to Consolidated Financial Statements........................................         6

          ITEM 2

          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........................        19

          ITEM 3

          Quantitative and Qualitative Disclosures about Market Risk........................        40

          ITEM 4

          Controls and Procedures...........................................................        41

PART II.  OTHER INFORMATION

          ITEM 1

          Legal Proceedings.................................................................        42

          ITEM 6

          Exhibits..........................................................................        43

          Signatures........................................................................        44

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             2004            2003            2004            2003
                                                         ------------    ------------    ------------    ------------
Revenue
      Product distribution revenue                       $    369,962    $    471,215    $  1,145,413    $  1,068,752
      Integrated logistics services revenue                    84,156          56,685         213,779         163,239
                                                         ------------    ------------    ------------    ------------
Total revenue                                                 454,118         527,900       1,359,192       1,231,991

Cost of revenue
      Cost of product distribution revenue                    356,510         454,834       1,103,887       1,032,579
      Cost of integrated logistics services revenue            68,044          46,134         173,048         131,540
                                                         ------------    ------------    ------------    ------------
Total cost of revenue                                         424,554         500,968       1,276,935       1,164,119

Gross profit                                                   29,564          26,932          82,257          67,872

Selling, general and administrative expenses                   21,205          18,001          61,163          48,816
Facility consolidation charge (benefit)                             -               -            (215)          4,461
                                                         ------------    ------------    ------------    ------------
Operating income from continuing operations                     8,359           8,931          21,309          14,595

Interest expense                                                  463             570           1,481           1,427
Interest income                                                  (173)           (282)           (676)           (463)
Loss on debt extinguishment                                         -             100               -             365
Net other expenses                                                314             921           1,284           1,912
                                                         ------------    ------------    ------------    ------------
Income from continuing operations before income taxes           7,755           7,622          19,220          11,354

Income tax expense                                              2,399           1,947           5,495           2,419
                                                         ------------    ------------    ------------    ------------
Income from continuing operations                               5,356           5,675          13,725           8,935

Discontinued operations:
    Gain (loss) from discontinued operations                       35            (799)           (722)         (2,774)
    Gain (loss) on disposal of discontinued operations           (215)            (32)         (4,859)            152
                                                         ------------    ------------    ------------    ------------
Total discontinued operations                                    (180)           (831)         (5,581)         (2,622)
                                                         ------------    ------------    ------------    ------------
Net income                                               $      5,176    $      4,844    $      8,144    $      6,313
                                                         ============    ============    ============    ============
Basic per share:
    Income from continuing operations                    $       0.30    $       0.31    $       0.73    $       0.49
    Discontinued operations                                     (0.01)          (0.04)          (0.30)          (0.14)
                                                         ------------    ------------    ------------    ------------
    Net income                                           $       0.29    $       0.27    $       0.43    $       0.35
                                                         ============    ============    ============    ============
Diluted per share:
    Income from continuing operations                    $       0.29    $       0.30    $       0.71    $       0.48
    Discontinued operations                                     (0.01)          (0.04)          (0.29)          (0.14)
                                                         ------------    ------------    ------------    ------------
    Net income                                           $       0.28    $       0.26    $       0.42    $       0.34
                                                         ============    ============    ============    ============
Weighted average common shares outstanding:
    Basic                                                      17,970          18,074          18,763          18,060
                                                         ============    ============    ============    ============
    Diluted                                                    18,531          18,932          19,365          18,734
                                                         ============    ============    ============    ============

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                         SEPTEMBER 30,     December 31,
                                                             2004              2003
                                                        --------------    --------------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $       79,920    $       98,879
  Pledged cash                                                  16,658            22,042
  Accounts receivable (less allowance for doubtful
    accounts of $5,111 and $7,683, respectively)               109,427           132,944
  Inventories                                                   84,256           108,665
  Contract financing receivable                                 13,573            10,838
  Other current assets                                          15,958            13,083
                                                        --------------    --------------
Total current assets                                           319,792           386,451

Property and equipment, net                                     26,877            29,566
Goodwill and other intangibles, net                             19,976            19,340
Other assets                                                     9,047             9,333
                                                        --------------    --------------
Total assets                                            $      375,692    $      444,690
                                                        ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $      152,283    $      204,242
  Accrued expenses                                              56,314            60,960
  Unfunded portion of contract financing receivable             27,216            15,697
  Lines of credit                                                  362            16,207
                                                        --------------    --------------
Total current liabilities                                      236,175           297,106
                                                        --------------    --------------
COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
    Preferred stock, $0.01 par value: 1,000 shares
      authorized; no shares issued or outstanding                    -                 -
    Common stock, $0.01 par value: 100,000 shares
           authorized; 19,395 and 19,262 issued
           in 2004 and 2003, respectively; 17,998 and
           19,262 outstanding in 2004 and 2003,
           respectively                                            194               193
    Additional paid-in capital                                 229,348           227,338
    Treasury stock, at cost, 1,398 shares                      (19,997)                -
    Retained earnings (deficit)                                (69,594)          (77,738)
    Accumulated other comprehensive loss                          (434)           (2,209)
                                                        --------------    --------------
Total shareholders' equity                                     139,517           147,584
                                                        --------------    --------------
Total liabilities and shareholders' equity              $      375,692    $      444,690
                                                        ==============    ==============

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                           2004            2003
                                                                                     -------------     -----------
OPERATING ACTIVITIES
Net income                                                                              $    8,144      $    6,313
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                                         7,975           9,725
       Discontinued operations                                                               5,581           2,622
       Net cash used in discontinued operations                                             (1,541)         (2,367)
       Pledged cash requirements                                                               384          (2,190)
       Facility consolidation charge (benefit)                                                (215)          4,461
       Loss on debt extinguishment                                                               -             365
       Tax benefit of incentive stock option exercises                                       1,435             111
       Changes in operating assets and liabilities, net of
         effects from acquisitions and divestitures:
                 Accounts receivable, net                                                   12,779         (41,647)
                 Inventories, net                                                           23,721         (29,285)
                 Other operating assets                                                     (3,536)         (4,342)
                 Accounts payable                                                          (43,673)         79,766
                 Accrued expenses                                                           (3,005)          5,661
                                                                                        ----------      ----------
Net cash provided by operating activities                                                    8,049          29,193

INVESTING ACTIVITIES
Decrease in funded contract financing receivables, net                                       9,005           6,568
Capital expenditures                                                                        (5,115)         (3,283)
Purchase acquisitions, net of cash acquired                                                 (1,244)         (1,972)
Cash effect of divestitures                                                                    576           1,328
Decrease in other assets                                                                       133             562
                                                                                        ----------      ----------
Net cash provided by investing activities                                                    3,355           3,203

FINANCING ACTIVITIES
Purchase of treasury stock                                                                 (19,997)              -
Net payments on revolving credit facilities                                                (15,948)         (6,474)
Pledged cash requirements - financing                                                        5,000               -
Proceeds from common stock issuances under employee stock option and purchase plans            560           1,204
Repurchase of convertible notes                                                                  -         (11,980)
                                                                                        ----------      ----------
Net cash used in financing activities                                                      (30,385)        (17,250)

Effect of exchange rate changes on cash and cash equivalents                                    22           2,677
                                                                                        ----------      ----------
Net increase (decrease) in cash and cash equivalents                                       (18,959)         17,823
Cash and cash equivalents at beginning of period                                            98,879          43,798
                                                                                        ----------      ----------
Cash and cash equivalents at end of period                                              $   79,920      $   61,621
                                                                                        ==========      ==========

See accompanying notes.

PART I FINANCIAL INFORMATION

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

The Consolidated Balance Sheet at December 31, 2003, has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2004, and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

GROSS PROFIT ACCOUNTING POLICY

The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs, freight, direct and indirect labor, facilities, equipment and

PART I FINANCIAL INFORMATION

related costs, including depreciation, information systems, including related maintenance and depreciation, and other indirect costs associated with products sold and services provided.

NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each period, and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The table below presents a reconciliation of the income per share calculations (in thousands, except per share data):

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                           --------------------------      --------------------------
                                                              2004            2003            2004            2003
                                                           ----------      ----------      ----------      ----------
Income from continuing operations                          $    5,356      $    5,675      $   13,725      $    8,935
Discontinued operations                                          (180)           (831)         (5,581)         (2,622)
                                                           ----------      ----------      ----------      ----------
Net income                                                 $    5,176      $    4,844      $    8,144      $    6,313
                                                           ==========      ==========      ==========      ==========
Basic:
    Weighted average shares outstanding                        17,970          18,074          18,763          18,060
                                                           ==========      ==========      ==========      ==========
    Per share amount:
        Income from continuing operations                  $     0.30      $     0.31      $     0.73      $     0.49
        Discontinued operations                                 (0.01)          (0.04)          (0.30)          (0.14)
                                                           ----------      ----------      ----------      ----------
    Net income per share                                   $     0.29      $     0.27      $     0.43      $     0.35
                                                           ==========      ==========      ==========      ==========
Diluted:
    Weighted average shares outstanding                        17,970          18,074          18,763          18,060
    Net effect of dilutive stock options, based on the
      treasury stock method using average market price            561             858             602             674
                                                           ----------      ----------      ----------      ----------
    Total weighted average shares outstanding                  18,531          18,932          19,365          18,734
                                                           ==========      ==========      ==========      ==========
    Per share amount:
        Income from continuing operations                  $     0.29      $     0.30      $     0.71      $     0.48
        Discontinued operations                                 (0.01)          (0.04)          (0.29)          (0.14)
                                                           ----------      ----------      ----------      ----------
    Net income per share                                   $     0.28      $     0.26      $     0.42      $     0.34
                                                           ==========      ==========      ==========      ==========

TREASURY STOCK

On June 4, 2004, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock. During June 2004, the Company repurchased 1,397,500 shares of its own common stock at an average price of $14.31 per share, totaling $20 million, completing the approved share repurchase program.

STOCK OPTIONS

The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no material compensation expense has been recognized for stock options granted to employees or stock sold pursuant to the employee stock purchase plan ("ESPP").

PART I FINANCIAL INFORMATION

The table below presents a reconciliation of the Company's pro forma net loss giving effect to the estimated compensation expense related to stock options, the ESPP and the Company's Independent Director Stock Compensation Plan that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                Three months ended               Nine months ended
                                                                   September 30,                    September 30,
                                                            --------------------------      --------------------------
                                                               2004            2003            2004            2003
                                                            ----------      ----------      ----------      ----------
Net income as reported                                      $    5,176      $    4,844      $    8,144      $    6,313
      Stock-based compensation cost, net of related tax
        effects, that would have been included in the
        determination of net income if the fair value
        method had been applied                                   (667)            205          (1,959)           (470)
                                                            ----------      ----------      ----------      ----------
Pro forma net income                                        $    4,509      $    5,049      $    6,185      $    5,843
                                                            ==========      ==========      ==========      ==========
Basic net income per share:
      Net income as reported                                $     0.29      $     0.27      $     0.43      $     0.35
      Stock-based compensation cost, net of related tax
        effects, that would have been included in the
        determination of net income if the fair value
        method had been applied                                  (0.04)           0.01           (0.10)          (0.03)
                                                            ----------      ----------      ----------      ----------
      Pro forma net income                                  $     0.25      $     0.28      $     0.33      $     0.32
                                                            ==========      ==========      ==========      ==========
Diluted net income per share:
      Net income as reported                                $     0.28      $     0.26      $     0.42      $     0.34
      Stock-based compensation cost, net of related tax
        effects, that would have been included in the
        determination of net income if the fair value
        method had been applied                                  (0.04)           0.01           (0.10)          (0.03)
                                                            ----------      ----------      ----------      ----------
      Pro forma net income                                  $     0.24      $     0.27      $     0.32      $     0.31
                                                            ==========      ==========      ==========      ==========

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and nine months ended September 30, 2004 and 2003, are as follows:

                                                                Three months ended               Nine months ended
                                                                   September 30,                    September 30,
                                                            --------------------------      --------------------------
                                                               2004            2003            2004            2003
                                                            ----------      ----------      ----------      ----------
Net income                                                  $    5,176      $    4,844      $    8,144      $    6,313
Foreign currency translation amounts                             2,515             816           1,775           5,900
                                                            ----------      ----------      ----------      ----------
Comprehensive income                                        $    7,691      $    5,660      $    9,919      $   12,213
                                                            ==========      ==========      ==========      ==========

PART I FINANCIAL INFORMATION

2. Facility Consolidation Charge

During 2003, the Company consolidated its Richmond, California, call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division. During the nine months ended September 30, 2003, the Company recorded a pre-tax charge of $4.5 million. For the year of 2003, the total pre-tax charge was $5.5 million which included approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. During 2003, $2.1 million of this charge was used. The Company terminated the lease during the second quarter of 2004 utilizing $2.5 million of the reserve. The remaining reserve balance is related to final facility equipment costs and related legal fees.

Reserve activity for the facility consolidation as of September 30, 2004, is as follows (in thousands):

                               Lease                     Employee
                            Termination      Fixed      Termination    Other Exit
                               Costs         Assets        Costs         Costs          Total
                            ------------    --------   ------------   ------------    ----------
December 31, 2003           $      3,379    $      -   $          -   $          9    $    3,388

Provisions                             -           -              -              -             -
Cash usage                          (244)          -              -             (9)            -
Non-cash usage                         -           -              -              -             -
                            ------------    --------   ------------   ------------    ----------
March 31, 2004              $      3,135    $      -   $          -   $          -    $    3,135
                            ------------    --------   ------------   ------------    ----------
Provisions                             -           -              -              -             -
Cash usage                        (2,759)          -              -              -        (2,759)
Non-cash usage (reversal)           (215)          -              -              -          (215)
                            ------------    --------   ------------   ------------    ----------
June 30, 2004               $        161    $      -   $          -   $          -    $      161
                            ------------    --------   ------------   ------------    ----------
Provisions                             -           -              -              -             -
Cash usage                            (9)          -              -              -            (9)
Non-cash usage                         -           -              -              -             -
                            ------------    --------   ------------   ------------    ----------
SEPTEMBER 30, 2004          $        152    $      -   $          -   $          -    $      152
                            ============    ========   ============   ============    ==========

3. Acquisitions

Effective July 31, 2004, through certain of the Company's subsidiaries, the Company acquired 100% of the issued and outstanding shares of MF-Tukku Oy ("MF-Tukku") for an initial consideration less than $500 thousand with potential future considerations based on future financial performance of MF-Tukku. MF-Tukku, based in Helsinki, Finland, is a distributor of Sony Ericsson, Siemens and Motorola wireless devices and accessories in Finland. Simultaneously with Brightpoint's acquisition of MF-Tukku, MF-Tukku acquired substantially all of the assets of Codeal Oy ("Codeal"). Codeal, also based in Helsinki, Finland, was a distributor of Samsung wireless devices and accessories in Finland.

4. Divestitures

On May 7, 2004, through certain of the Company's subsidiaries, the Company completed the sale of its collective 100% interest in Brightpoint do Brasil Ltda. ("Brightpoint Brazil"). The Company recorded a

PART I FINANCIAL INFORMATION

$584 thousand loss from the sale, net of income taxes. Brightpoint Brazil was part of the 2001 Restructuring Plan and has been included in discontinued operations for all periods presented.

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

5. Discontinued Operations

Details of discontinued operations are as follows (in thousands):

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           ------------------------    ------------------------
                                                              2004          2003          2004          2003
                                                           ----------    ----------    ----------    ----------
Revenue                                                    $        -    $    5,806    $    4,037    $   21,311
                                                           ==========    ==========    ==========    ==========
Gain (loss) from discontinued operations
      Net operating income (loss)                          $       52    $     (715)   $     (332)   $   (2,461)
      Restructuring plan charges                                  (17)          (27)         (389)          125
      Other                                                         -           (57)           (1)         (438)
                                                           ----------    ----------    ----------    ----------
Total gain (loss) from discontinued operations                     35          (799)         (722)       (2,774)
                                                           ----------    ----------    ----------    ----------
Gain (loss) on disposal of discontinued operations
      Restructuring plan charges                                 (211)          (26)         (496)       (1,070)
      Other                                                        (4)           (6)          (28)         (106)
      Recovery of contingent receivable                         1,328
      Sale of Brightpoint do Brazil Ltda.                           -             -          (584)            -
      Sale of Brightpoint (Ireland) Limited                         -             -        (3,751)            -
                                                           ----------    ----------    ----------    ----------
Total gain (loss) on disposal of discontinued operations         (215)          (32)       (4,859)          152
                                                           ----------    ----------    ----------    ----------
Total discontinued operations                              $     (180)   $     (831)   $   (5,581)   $   (2,622)
                                                           ==========    ==========    ==========    ==========

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                         SEPTEMBER 30, 2004   December 31, 2003
                                         ------------------   -----------------
Total current assets                     $              439   $             857
Other non-current assets                                  -                 127
                                         ------------------   -----------------
Total assets                             $              439   $             984
                                         ==================   =================
Accounts payable                         $                -   $              57
Accrued expenses and other liabilities                  805               2,760
                                         ------------------   -----------------
Total liabilities                        $              805   $           2,817
                                         ==================   =================

PART I FINANCIAL INFORMATION

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

2001 Restructuring Plan specific to the China operations

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry. In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value of the aggregate $21 million face value of the Chinatron Class B Preference Shares was $2 million at September 30, 2004, and December 31, 2003. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations that are managed by Persequor Limited.

As of September 30, 2004, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded charges related to the 2001 Restructuring Plan as presented below (in thousands):

                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                                   -----------------------    ------------------------
                                                                      2004         2003          2004          2003
                                                                   ----------   ----------    ----------    ----------
Cash charges (credits):
Employee termination costs                                         $        -   $       15    $        -    $       20
Sale of Brightpoint do Brazil Ltda.                                         -            -         1,138             -
Other exit costs                                                           17           13           109           (15)
                                                                   ----------   ----------    ----------    ----------
Total cash charges                                                         17           28         1,247             5
                                                                   ----------   ----------    ----------    ----------
Non-cash charges (credits):
Write-off of Brightpoint do Brazil Ltda. net assets                         -            -          (203)            -
Impairment of accounts receivable and inventories                           -           (1)            -            11
Impairment of fixed and other assets                                        -            -           614            72
Income tax effect of restructuring actions                                  -            -          (618)         (125)
Write-off of cumulative foreign currency translation adjustments          211           26           429           982
                                                                   ----------   ----------    ----------    ----------
Total non-cash charges                                                    211           25           222           940
                                                                   ----------   ----------    ----------    ----------
Total restructuring plan charges                                   $      228   $       53    $    1,469    $      945
                                                                   ==========   ==========    ==========    ==========

PART I FINANCIAL INFORMATION

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                        Lease          Employee
                      Termination     Termination     Other Exit
                        Costs            Costs          Costs            Total
                     ------------    ------------    ------------    ------------
January 1, 2001      $          -    $          -    $          -    $          -

Provisions (1)                314             619           1,810           2,743
                     ------------    ------------    ------------    ------------
December 31, 2001             314             619           1,810           2,743

Provisions (1)                348             502           1,199           2,049
Cash usage                   (457)         (1,096)         (2,093)         (3,646)
Non-cash usage                  -               -            (189)           (189)
                     ------------    ------------    ------------    ------------
December 31, 2002    $        205    $         25    $        727    $        957

Provisions (1)                  6               -              41              47
Cash usage                   (201)            (25)           (214)           (440)
Non-cash usage                  -               -            (145)           (145)
                     ------------    ------------    ------------    ------------
December 31, 2003    $         10    $          -    $        409    $        419
                     ------------    ------------    ------------    ------------
Provisions (1)                  -               -               -               -
Cash usage                      -               -               6               6
Non-cash usage                  -               -              40              40
                     ------------    ------------    ------------    ------------
March 31, 2004       $         10    $          -    $        363    $        373
                     ------------    ------------    ------------    ------------
Cash usage                      -               -             (22)            (22)
Non-cash usage                (10)              -            (277)           (287)
                     ------------    ------------    ------------    ------------
June 30, 2004        $          -    $          -    $         64    $         64
                     ------------    ------------    ------------    ------------
CASH USAGE                      -               -             (28)            (28)
NON-CASH USAGE                  -               -              (1)             (1)
                     ------------    ------------    ------------    ------------
SEPTEMBER 30, 2004   $          -    $          -    $         35    $         35
                     ============    ============    ============    ============

(1) Provisions do not include items that were directly expensed in the period.

6. Accounts Receivable Transfers

During the nine months ended September 30, 2004 and 2003, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the three and nine months ended September 30, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements with the exception of the receivable sale facility with GE Factofrance. On April, 2004 the Company through one of its subsidiaries, Brightpoint (France) SARL, entered into a receivable sale facility with GE Factofrance. The facility does not meet the requirements of a transfer under current accounting principles generally accepted in the United States and therefore amounts advanced under this facility against receivables not collected by GE Factofrance are included on the Consolidated Balance Sheet under lines of credit and accounts

PART I FINANCIAL INFORMATION

receivable. Net funds received, other than from GE Factofrance, reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the nine months ended September 30, 2004 and 2003, totaled $278 million and $185 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $302 thousand and $305 thousand during the three months ended September 30, 2004 and 2003, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $844 thousand and $960 thousand during the nine months ended September 30, 2004 and 2003, respectively.

For discontinued operations, during the three and nine months ended September 30, 2004, there were no sales of accounts receivable or related fees. Net funds received from the sales of accounts receivable during the three and nine months ended September 30, 2003, totaled $2.7 million and $15.0 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $24 thousand and $135 thousand during the three and nine months ended September 30, 2003, respectively. These fees were originally recorded as a component of "Net other expenses" in the Consolidated Statements of Income, but have now been reclassified as a component of "Loss from discontinued operations" in the Consolidated Statements of Income.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the nine months ended September 30, 2004 and 2003. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $35 million and $25 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at September 30, 2004, and 2003, respectively. Amounts held by banks or other financing institutions at September 30, 2004, were for transactions related to the Company's Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

7.    Lines of Credit and Long-term Debt

                                            OUTSTANDING AT:
                              --------------------------------------------
CREDIT AGREEMENTS             SEPTEMBER 30, 2004         December 31, 2003
-----------------             ------------------         -----------------
   - Asia-Pacific                 $     -                    $  16,171
   - The Americas                       -                            -
   - Europe                           362                           36
                                  -------                    ---------
Total                             $   362                    $  16,207
                                  -------                    ---------

PART I FINANCIAL INFORMATION

Lines of Credit - Americas Division

On September 23, 2004, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), amended its Amended and Restated Credit Facility (the "Revolver") dated March 18, 2004, between the Borrowers and General Electric Capital Corporation ("GE Capital"). The amendment reduced the required tangible net worth covenant by $20 million and allows for further reductions equal to the purchase price of any issued and outstanding shares of common stock of the Company repurchased by the Company in the future. GE Capital acted as the agent for a syndicate of banks (the "Lenders"). The Revolver expires in March of 2007. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and currently bears interest, at the Borrowers' option, at the prime rate plus 0.75% or LIBOR plus 2.50%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At September 30, 2004, and December 31, 2003, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum and letters of credit, of approximately $26 million and $27 million, respectively.

Lines of Credit - Asia-Pacific

In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $36 million U.S. dollars at September 30,
2004). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (totaling 8.38% at September 30, 2004). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At September 30, 2004, there was no amount outstanding under the Facility with available funding of $26 million. At December 31, 2003, there was $11.9 million outstanding under the Facility at an interest rate of approximately 7.8% with available funding of $13.4 million.

In December of 2003, the Company's Brightpoint India Private Limited subsidiary entered into a short-term credit facility with ABN Amro. At December 31, 2003, $4.3 million was outstanding at an interest rate of 6.5%. In January 2004, this credit facility was paid and terminated.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. ("Brightpoint Philippines") entered into a credit facility with Banco de Oro. The facility, which matures in April of 2005, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos

PART I FINANCIAL INFORMATION

(approximately $891 thousand U.S. dollars, at September 30, 2004), and is guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (12% at September 30, 2004). At September 30, 2004, and December 31, 2003, the facility had no amounts outstanding with available funding of approximately $2.9 million. In April, 2004, Brightpoint Philippines entered into another credit facility with Banco De Oro. This facility allows for letters of credit to be issued to one of Brightpoint Philippine's main suppliers up to a total of $4 million. As of September 30, 2004, $2 million in letters of credit have been issued under this facility.

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $7.9 million U.S. dollars at September 30, 2004). Borrowings under the facility will be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (9.62% at September 30, 2004). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At September 30, 2004, and December 31, 2003, there were no amounts outstanding under the facility with available funding of approximately $5.9 million and $3.9 million, respectively.

Lines of Credit - Europe

The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $2.0 million U.S. dollars at September 30, 2004) and bears interest at the SEB Banken Base plus 0.75% (2.75% at September 30, 2004). The facility is supported by a guarantee provided by the Company. At September 30, 2004, and December 31, 2003, there were no amounts outstanding under the facility with available funding of approximately $2.0 million and $2.1 million, respectively.

At September 30, 2004 and December 31, 2003, the Company and its subsidiaries were in compliance with the covenants in its credit agreements. Interest expense was approximately $463 thousand and $1.5 million for the three and nine months ended September 30, 2004. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

A cash-secured standby letter of credit of $15 million supporting the Company's Brightpoint Asia Limited's vendor credit line has been issued by financial institutions on the Company's behalf and was outstanding at December 31, 2003, and September 30, 2004. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

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

8. Guarantees

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

The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in the Company's financial statements. Although the guarantees relating to lines of credit and long-term debt are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in Note 7 to the consolidated financial statements.

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of September 30, 2004, the Company has issued $21 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $21 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in Note 6. While the Company does not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at September 30, 2004, is approximately $35 million.

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

9. Operating Segments

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: Asia-Pacific, The Americas and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of integrated logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. All amounts presented below exclude the results of operations that have been discontinued. A summary of the Company's operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2004 and 2003:

                                                                        Integrated                             Operating
                                                    Distribution     Logistics Services         Total         Income (Loss)
                                                    Revenue from       Revenue from           Revenue             from
                                                      External           External          from External        Continuing
                                                     Customers           Customers           Customers        Operations (1)
                                                     ---------           ---------           ---------        --------------
THREE MONTHS ENDED SEPTEMBER 30, 2004:
ASIA-PACIFIC                                        $   219,906         $  11,266           $   231,172         $   1,814
THE AMERICAS                                             96,452            30,040               126,492             6,850
EUROPE                                                   53,604            42,850                96,454              (305)
                                                    -----------         ---------           -----------         ---------
                                                    $   369,962         $  84,156           $   454,118         $   8,359
                                                    ===========         =========           ===========         =========
Three months ended September 30, 2003:
Asia-Pacific                                        $   306,985         $   7,310           $   314,295         $   4,408
The Americas                                            113,710            18,935               132,645             2,464
Europe                                                   50,520            30,440                80,960             2,059
                                                    -----------         ---------           -----------         ---------
                                                    $   471,215         $  56,685           $   527,900         $   8,931
                                                    ===========         =========           ===========         =========
NINE MONTHS ENDED SEPTEMBER 30, 2004:
ASIA-PACIFIC                                        $   690,906         $  33,897           $   724,803         $   6,376
THE AMERICAS                                            289,825            76,936               366,761            13,353
EUROPE                                                  164,682           102,946               267,628             1,580
                                                    -----------         ---------           -----------         ---------
                                                    $ 1,145,413         $ 213,779           $ 1,359,192         $  21,309
                                                    ===========         =========           ===========         =========
Nine months ended September 30, 2003:
Asia-Pacific                                        $   668,832         $  25,186           $   694,018         $   9,434
The Americas (2)                                        272,427            55,873               328,300               937
Europe                                                  127,493            82,180               209,673             4,224
                                                    -----------         ---------           -----------         ---------
                                                    $ 1,068,752         $ 163,239           $ 1,231,991         $  14,595
                                                    ===========         =========           ===========         =========

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2)   Operating income includes $4.5 million facility consolidation charge.

PART I FINANCIAL INFORMATION

                                  SEPTEMBER 30,     December 31,
                                      2004              2003
                                  -------------     ------------
TOTAL SEGMENT ASSETS:
Asia-Pacific                       $ 147,342         $ 159,005
The Americas (1)                     139,281           190,077
Europe                                89,069            95,608
                                   ---------         ---------
                                   $ 375,692         $ 444,690
                                   =========         =========

(1) Corporate assets are included in the Americas segment.

10. Contingencies

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its Consolidated Financial Statements as a whole.

The Company's subsidiary in South Africa, whose operations were discontinued pursuant to the 2001 Restructuring Plan, has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.0 million U.S. dollars (at current exchange rates) including penalties and interest. The potential assessment is not estimable and, therefore, is not reflected as a liability or recorded as an expense.

A complaint was filed on November 23, 2001, against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that we and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. The Company continues to dispute these claims and intend to defend this matter vigorously.

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

      -     promotions and subsidies by mobile operators;

      - the timing of local holidays and other events affecting consumer demand;

      - the timing of the introduction of new products by our suppliers and competitors;

      -     purchasing patterns of customers in different markets; and

      -     weather patterns.

Due to seasonal factors, our interim results may not be indicative of annual results.

Effective July 31, 2004, through certain of our subsidiaries, we acquired 100% of the issued and outstanding shares of MF-Tukku Oy ("MF-Tukku") for an initial consideration less than $500 thousand with potential future considerations based on future financial performance of MF-Tukku. MF-Tukku, based in Helsinki, Finland, is a distributor of Sony Ericsson, Siemens and Motorola wireless devices and accessories in Finland. Simultaneously with the acquisition of MF-Tukku, MF-Tukku acquired substantially all of the assets of Codeal Oy ("Codeal"). Codeal, also based in Helsinki, Finland, was a distributor of Samsung wireless devices and accessories in Finland.

During the third quarter of 2004, we commenced operations in Bratislava, the Slovak Republic. We are currently providing integrated logistics services to a mobile operator in the geographical region consisting of the Slovak Republic.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE AND WIRELESS DEVICES HANDLED FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2004

(Amounts in 000s)

                                                                                                         Change from
                                                                 % of                           % of       2003 to
                                           September 30, 2004    Total    September 30, 2003    Total        2004
                                           ------------------    -----    ------------------    -----    -----------
REVENUE BY DIVISION:
Asia-Pacific                                     $231,172         51%           $314,295          60%       (26%)
The Americas                                      126,492         28%            132,645          25%        (5%)
Europe                                             96,454         21%             80,960          15%        19%
                                                 --------        ---            --------         ---        ---
    Total                                        $454,118        100%           $527,900         100%       (14%)
                                                 ========        ===            ========         ===        ===
REVENUE BY SERVICE LINE:
Product distribution                             $369,962         81%           $471,215          89%       (21%)
Integrated logistics services                      84,156         19%             56,685          11%        48%
                                                 --------        ---            --------         ---        ---
    Total                                        $454,118        100%           $527,900         100%       (14%)
                                                 ========        ===            ========         ===        ===
WIRELESS DEVICES HANDLED BY DIVISION:
Asia-Pacific                                        1,670         25%              2,537          42%       (34%)
The Americas                                        4,774         71%              3,227          54%        48%
Europe                                                301          4%                226           4%        33%
                                                 --------        ---            --------         ---        ---
    Total                                           6,745        100%              5,990         100%        13%
                                                 ========        ===            ========         ===        ===
WIRELESS DEVICES HANDLED BY SERVICE LINE:
Product distribution                                2,470         37%              3,600          60%       (31%)
Integrated logistics services                       4,275         63%              2,390          40%        79%
                                                 --------        ---            --------         ---        ---
    Total                                           6,745        100%              5,990         100%        13%
                                                 ========        ===            ========         ===        ===

Globally, the availability of feature-rich devices, compelling pricing by manufacturers, mobile operator promotional activities and the deployment of wireless data services caused subscribers to upgrade their wireless devices. During the third quarter of 2004, we experienced a 13% increase in wireless devices handled with a notable mix shift from product distribution sales to fee-based integrated logistics services. Revenue in the third quarter of 2004 was $454 million, a decrease of 14% from $528 million in the third quarter of 2003. The revenue decrease was primarily attributable to a 31% decrease in wireless devices handled through our distribution business, which was significantly caused by an 89% decline in shipments to India CDMA customers that was partially offset by a 79% increase in wireless devices handled through our fee-based logistics services business, which was attributable to significant increases in demand by logistics customers in our Americas division, and to a lesser extent, in our Australia subsidiary. The decrease in revenue was partially offset by increased sales of prepaid wireless airtime, an overall 9% increase, on a constant currency basis, in the average selling price of wireless devices sold, and the strengthening of foreign currencies relative to the U.S. dollar, which had approximately a 3 percentage points favorable effect. The increase in the average selling price of wireless devices sold was due to the replacement cycle driven by more fully featured wireless devices, a more diversified product offering and the decline in shipments of low-end CDMA products to India.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless devices handled, as compared to the third quarter of 2003:

      The number of wireless devices sold through our distribution business decreased 31%, primarily as a result of an 89% decline in shipments to India CDMA customers. We launched our India business in the third quarter of 2003, in which we fulfilled orders of significant size to Reliance Infocomm, who heavily promoted a specific Nokia CDMA handset model. Since then, this mobile operator has changed its promotional activities and airtime offerings, which has affected its handset buying patterns. We are in the process of transitioning our business model in India to sell products through channels to reach independent dealers, who can now activate handsets on CDMA networks, including Reliance Infocomm's network. We believe this will result in a more predictable business model. However, there are no assurances of the result. This decline in our distribution business volume was partially offset by efforts to diversify and grow our base of wireless device suppliers.

      The number of wireless devices handled through our integrated logistics business increased 79% as a result of increased demand in the Americas division and Australia from current logistics services customers, the addition of a new significant logistics services customer in 2004 in the Americas, and our entry into the Slovak Republic.

Revenue by division, as compared to the third quarter of 2003:

      The revenue decrease of 26% in the Asia-Pacific division was attributable to the 89% decline in shipments to India CDMA customers and a decline in our Hong Kong and Singapore export businesses partially offset by an 11% increase, on a constant currency basis, in the average selling price of wireless devices and the strengthening of foreign currencies relative to the U.S. dollar, which had approximately a 3 percentage point effect. The increase, on a constant currency basis, in the average selling price of wireless devices was a result of the decreased mix of lower-priced Nokia CDMA volumes in India partially offset by an increase in lower-priced prepaid wireless devices in Australia.

      The revenue decrease of 5% in the Americas division was attributable to a 14% decline in product distribution sales mostly offset by a 59% increase in fee-based logistics services. The decline in distribution revenue was ascribable to several factors including mobile operators taking more control of their indirect channels, an increase in market competition amongst distributors and manufacturers resulting from the migration from TDMA, which is handled by fewer distributors, to GSM or CDMA technology, which is handled by more distributors, and the related decline in overall market share of Nokia, one of our key suppliers. The decline in distribution revenue was mostly offset by the 59% increase in revenue from integrated logistics services, which was attributable to increased demand experienced by our mobile operator customers, including mobile virtual network operators, sales of prepaid wireless airtime, the increased scope of value-added services to some logistics customers and the addition of a new significant customer.

      The revenue increase of 19% in the Europe division was primarily attributable to the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 13 percentage

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      points of the increase in revenue, the increased sales of prepaid wireless airtime, the addition of wireless devices sold in certain markets, a 9% increase, on a constant currency basis, in the average selling price of wireless devices sold and our entry into the Finnish and Slovak markets. The revenue increase was partially offset by a decline in wireless devices sold in certain markets where seasonal promotional campaigns did not recur.

Revenue by service line, as compared to the third quarter of 2003:

      We experienced a 21% decrease in revenue from product distribution was largely attributable to the 89% decline in shipments to India CDMA customer, a decline in our Hong Kong and Singapore export businesses and a 16% decline in shipments in the Americas division. The decrease in revenue was partially offset by an overall 9% increase in average selling prices, on a constant currency basis, and our entry into Finland.

      We experienced a 48% increase in revenue from integrated logistics services primarily as a result of increased sales of prepaid wireless airtime across all divisions and a 79% growth rate in wireless devices handled as a result of increased demand from current logistics services customers and the addition of new significant customers in the Americas and Australia. The increase in logistics services revenue was less than the unit growth rate in wireless devices handled due to changes in the scope and mix of services and related tiered-fee structures provided to customers.

REVENUE AND WIRELESS DEVICES HANDLED FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2004

                                                                                                              Change from
                                                                % of                                % of        2003 to
(Amounts in 000s)                         September 30, 2004    Total        September 30, 2003     Total        2004
-----------------                         ------------------    -----        ------------------     -----     -----------
REVENUE BY DIVISION:
Asia-Pacific                                  $  724,803          53%           $  694,018            56%          4%
The Americas                                     366,762          27%              328,300            27%         12%
Europe                                           267,627          20%              209,673            17%         28%
                                              ----------         ---            ----------           ---          --
    Total                                     $1,359,192         100%           $1,231,991           100%         10%
                                              ==========         ===            ==========           ===          ==
REVENUE BY SERVICE LINE:
Product distribution                          $1,145,413          84%           $1,068,752            87%          7%
Integrated logistics services                    213,779          16%              163,239            13%         31%
                                              ----------         ---            ----------           ---          --
    Total                                     $1,359,192         100%           $1,231,991           100%         10%
                                              ==========         ===            ==========           ===          ==
WIRELESS DEVICES HANDLED BY DIVISION:
Asia-Pacific                                       5,180          28%                4,772            34%          9%
The Americas                                      12,451          68%                8,657            62%         44%
Europe                                               714           4%                  551             4%         30%
                                              ----------         ---            ----------           ---          --
    Total                                         18,345         100%               13,980           100%         31%
                                              ==========         ===            ==========           ===          ==
WIRELESS DEVICES HANDLED BY SERVICE LINE:
Product distribution                               7,592          41%                7,392            53%          3%
Integrated logistics services                     10,753          59%                6,588            47%         63%
                                              ----------         ---            ----------           ---          --
    Total                                         18,345         100%               13,980           100%         31%
                                              ==========         ===            ==========           ===          ==

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Globally, the availability of feature-rich devices, compelling pricing by manufacturers, mobile operator promotional activities and the deployment of wireless data services caused subscribers to upgrade their wireless devices. We experienced a 31% increase in wireless devices handled with a notable shift from product distribution sales to fee-based integrated logistics services. Revenue in the nine months ended September 30, 2004, was $1.4 billion, an increase of 10% as compared to $1.2 billion in the nine months ended September 30, 2003. Wireless devices handled increased by 31% as compared to the nine months ended September 30, 2003. The revenue increase was attributable to the strong market demand for our products and services, manufacturer and mobile operator promotional activity in many of the markets where we operate, the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, and the growth of sales of prepaid wireless airtime across all divisions. The revenue increase was partially offset by a sales mix shift from product distribution sales to fee-based logistics services, which was driven by a high growth rate of logistics services in the Americas division and Australia. The increase in revenue and wireless devices handled was pervasive throughout all divisions and service lines.

Wireless devices handled, as compared to the nine months ended September 30, 2003:

      The number of wireless devices sold through our distribution business increased 3% primarily as a result of increased demand fueled by competitive pricing by Nokia, one of our key suppliers, and mobile operator promotional programs in several of the markets where we operate. The increase in the number of wireless devices sold was largely offset by declines in shipments to India CDMA customers.

      The number of wireless devices handled through our logistics services business increased 63% primarily as a result of increased demand from current logistics services customers in the Americas and Australia, the addition of a new customers and our entry into the Slovak Republic.

Revenue by division, as compared to the nine months ended September 30, 2003:

      The revenue increase of 4% in the Asia-Pacific division was attributable to increased demand fueled by competitive pricing by Nokia, one of our key suppliers, the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, various mobile operator promotional programs in certain markets and the sales of prepaid wireless airtime. The increase in revenue was mostly offset by a 6% decrease, on a constant currency basis, in the average selling price of wireless devices sold as a result of competitive pricing, an increase in prepaid wireless devices, which carries a lower average selling price in Australia and a shift in sales mix toward lower-end wireless devices in Australia.

      The revenue increase of 12% in the Americas division was attributable to a 13% increase in the average selling price of wireless devices sold and a 38% increase in logistics services revenues. The increase in the average selling price of wireless devices sold was due to the replacement cycle for more fully featured wireless devices and a more diversified product offering. The increase in revenue from integrated logistics services was primarily as a result of a 60% growth rate in

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      wireless devices handled from the increased demand by our mobile operator customers, the addition of new customers and growth in sales of prepaid wireless airtime. The increase in logistics services revenue in the Americas division was less than the unit growth rate due to changes in the scope and mix of services provided to customers and reduced tiered-fee structures provided to customers.

      The revenue increase of 28% in the Europe division was primarily attributable to a 30% increase in wireless devices handled due to mobile operator promotional programs in Sweden, the addition of wireless devices sold in certain markets, including our entry into Finland, the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 12 percentage points of the increase in revenue, expansion of electronic prepaid card distribution, a 13% increase in the average selling price of wireless devices sold and our entry into the Slovak Republic. The increase in the average selling price of wireless devices sold was due to the replacement cycle driven by more fully featured wireless devices and a more diversified product offering.

Revenue by service line, as compared to the nine months ended September 30, 2003:

      We experienced a 7% increase in revenue from product distribution primarily as a result of the increase in wireless devices handled due to competitive pricing by Nokia, one of our key suppliers, in conjunction with strong market demand in certain markets in the Asia-Pacific division, increased demand for feature-rich products, which resulted in a 13% increase in average selling prices in the Americas and Europe division, increased demand initiated through mobile operator promotional programs in many of the markets where we operate, the addition of wireless devices sold in certain markets, including our entry into Finland and the strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue. The increase in revenue was mostly offset by declines in shipments to India CDMA customers and reduced average selling prices in certain markets in the Asia-Pacific division due to a shift in sales mix toward lower-end and prepaid wireless devices.

      We experienced a 31% increase in revenue from integrated logistics services primarily as a result of growth in the sales of prepaid wireless airtime across all divisions and a 63% growth rate in wireless devices handled. The growth rate in wireless devices handled was a result of increased demand from current logistics services customers and the addition of new customers, substantially in the Americas division and to a lesser extent in Australia. The increase in logistics services revenue was less than the unit growth rate due to the scope and mix of services and related tiered-fee structures provided to customers.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Gross Margin

                                         Three Months Ended               Nine Months Ended              Percent Change
                                    ------------------------------   ----------------------------    ------------------------
                                    SEPTEMBER 30,    September 30,   September 30,  September 30,    Q3 2003 to   YTD 2003 to
(Amounts in 000s)                       2004             2003             2004          2003          Q3 2004       YTD 2004
-----------------                   -------------    -------------   -------------  -------------    ----------   -----------
Product distribution                 $ 13,452          $ 16,381         $ 41,526     $ 36,173           (18%)        15%
Integrated logistics services          16,112            10,551           40,731       31,699            53%         28%
                                     --------          --------         --------     --------           ---        ----
Gross profit                         $ 29,564          $ 26,932         $ 82,257     $ 67,872            10%         21%
                                     --------          --------         --------     --------           ---        ----
Product distribution                      3.6%              3.5%             3.6%         3.4%          0.1 pt      0.2 pts
Integrated logistics services            19.1%             18.6%            19.1%        19.4%          0.5 pts    (0.3) pts
                                     --------          --------         --------     --------           ---        ----
Gross margin                              6.5%              5.1%             6.1%         5.5%          1.4 pt      0.6 pts
                                     --------          --------         --------     --------           ---        ----

Gross profit and gross margin by service line, as compared to the third quarter of 2003:

      The overall 10% increase in gross profit was primarily attributable to a 48% increase in integrated logistics services revenue, which was partially offset by a 21% decrease in product distribution revenue. Our overall gross margin increased from 5.1% to 6.5%, principally as a result of a 13% increase in wireless devices handled with a notable mix shift from product distribution sales to fee-based integrated logistics services, which generally yield a higher gross margin.

      The 18% decrease in gross profit from product distribution revenue was primarily attributable to a 31% decrease in wireless devices sold, which led to a 21% decrease in product distribution revenue. The decrease in gross profit was less than the revenue decline due to a 0.1 percentage point increase in gross margin. The improvement in gross margin was primarily in the Europe division, which was a result of a shift to higher gross margin products and increased operating leverage due to higher volumes. The majority of the improvements in gross margin were offset by product mix changes, including a reduction in higher margin accessory business in the Americas division and the growth of an existing lower margin accessories product line in the Asia-Pacific division.

      The 53% increase in gross profit from integrated logistics services was attributable to a 48% increase in logistics services revenue. The slightly higher rate of growth of gross profit, as compared to revenue growth, was due to a 0.5 percentage point improvement in gross margin. The increase in gross margin from integrated logistics services was primarily due to efficiency improvements gained through leveraging existing capacity to service increased volumes and changes in the scope and mix of services provided. The improvements in gross margin were partially offset by increased volume of prepaid wireless airtime, which generally yields a relatively lower gross margin.

Gross profit and margin by service line, as compared to the nine months ended September 30, 2003:

      The overall 21% increase in gross profit was mostly attributable to a 31% increase in wireless devices handled contributing to a 10% increase in total revenue, improved operational efficiencies,

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      which included the consolidation of the Richmond, California, call center with our Plainfield, Indiana, call center and the result of other efficiency initiatives in the Americas division.

      The 15% increase in gross profit from product distribution revenue was mostly ascribed to a 7% increase in product distribution revenue. The growth in gross profit was larger than the revenue growth due to 0.2 percentage point increase in gross margin. The increase in gross margin from product distribution was primarily the result of increased leverage of the cost infrastructure in the Americas division due to higher volumes and a shift to higher margin products in the Europe division.

      The 28% increase in gross profit from integrated logistics services was attributable to a 31% increase in logistics services revenue. The growth in gross profit was less than revenue growth due to the 0.3 percentage point decline in gross margin. The decrease in gross margin from integrated logistics services was primarily a result of the growth of prepaid airtime, which generally yields a relatively lower gross margin.

Selling, General and Administrative Expenses

                                         Three Months Ended               Nine Months Ended              Percent Change
                                   -----------------------------     ----------------------------   -----------------------
                                   SEPTEMBER 30,   September 30,     September 30,  September 30,   Q3 2003 to   YTD 2003 to
(Amounts in 000s)                      2004            2003              2004           2003        Q3 2004       YTD 2004
-----------------                  -------------   -------------     -------------  -------------   ----------   -----------
Selling, general and
   administrative expenses           $ 21,205       $ 18,001           $ 61,163       $ 48,816           18%        25%
As a percent of revenue                   4.7%           3.4%               4.5%           4.0%         1.3 pts    0.5 pts

As compared to the third quarter of 2003, SG&A expenses increased $3.2 million, or 18%. The $3.2 million increase in spending primarily resulted from an estimated $1.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, a $940 thousand increase in bad debt and related expense in the Europe division, an $858 thousand increase in expenses related to being a publicly traded company, which included $710 thousand related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, our entry into Finland and the Slovak Republic, severance costs in certain markets in the Europe division and continued business development in India. The increase in spending was partially offset by a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited, a reduction in depreciation expense and improved credit management in the Americas division.

As compared to the nine months ended September 30, 2003, SG&A expenses increased $12.3 million, or 25%. The $12.3 million increase in spending primarily resulted from increased costs in support of the increased sales activities, an estimated $3.7 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, a $1.8 million increase in expenses related to being a publicly traded company, which included $1.1 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, an increase in bad debt and related expense in the Europe division, our continued business development in India, which began late in the second quarter of 2003, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, and severance costs in certain markets in the Europe division. The increase in spending was partially offset by

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a reduction in depreciation expense, improved credit management in the Americas division and a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited.

Facility Consolidation Charge

On February 19, 2003, we announced that we would consolidate our Richmond, California, call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We completed the consolidation of the facility in April of 2003. In the nine months ended September 30, 2003, we recorded a pre-tax charge of $4.5 million relating to the facility consolidation which included approximately $2.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. During the second quarter of 2004, we terminated the lease and related liabilities at $215 thousand less than expected.

Operating Income and Margin from Continuing Operations

                                              Three Months Ended               Nine Months Ended             Percent Change
                                        ------------------------------     ---------------------------   ------------------------
                                        SEPTEMBER 30,     September 30,    September 30,  September 30,   Q3 2003 to  YTD 2003 to
(Amounts in 000s)                           2004               2003             2004          2003          Q3 2004     YTD 2004
-----------------                       -------------     -------------    -------------  -------------  -----------  -----------
OPERATING INCOME (LOSS):
Asia-Pacific                              $ 1,814        $ 4,408         $   6,376      $ 9,434          (59%)        (32%)
The Americas (1)                            6,850          2,464            13,353          937          178%         N/M
Europe                                       (305)         2,059             1,580        4,224          N/M          (63%)
                                          -------        -------          --------     --------          ---         ----
    Total                                 $ 8,359        $ 8,931          $ 21,309     $ 14,595           (6%)         46%
                                          =======        =======          ========     ========          ===         ====
OPERATING MARGIN:
Asia-Pacific                                  0.8%           1.4%              0.9%         1.4%         (0.6) pts   (0.5) pts
The Americas (1)                              5.4            1.9               3.6          0.3           3.5 pts     3.3 pts
Europe                                       (0.3)           2.5               0.6          2.0          (2.8) pts   (1.4) pts
                                          -------        -------          --------     --------          ---         ----
    Total                                     1.8%           1.7%              1.6%         1.2%          0.1 pts     0.4 pts
                                          =======        =======          ========     ========          ===         ====

(1) Includes a facility consolidation charge of $4.5 million for the nine months ended September 30, 2003.

N/M = not meaningful

As compared to the third quarter of 2003, operating income from continuing operations decreased $572 thousand. The decrease in operating income from continuing operations was primarily a result of the 18% increase in SG&A expenses, which was higher than the 10% increase in gross profit. The increase in SG&A primarily resulted from an estimated $1.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, a $940 thousand increase in bad debt and related expense in the Europe division, an $858 thousand increase in expenses related to being a publicly traded company, which included $710 thousand related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, our entry into Finland and the Slovak Republic, severance costs in certain markets in the Europe division and continued business development in India. The increase in spending was partially offset by a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited, a reduction in depreciation expense and improved credit management in the Americas division. The overall 10% increase in gross profit was chiefly attributable to a 13% increase in wireless devices handled.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As compared to the nine months ended September 30, 2003, operating income from continuing operations increased $6.7 million. The increase in operating income from continuing operations was primarily a result of the 10% increase in revenue, the associated 21% increase in gross profit, and the $4.5 million facility consolidation charge incurred in 2003, which did not recur in 2004. The increase in revenue and associated gross profit was primarily attributable to the strong market demand for our products and services, manufacturer and mobile operator promotional activity in many of the markets where we operate, the strengthening of foreign currencies relative the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, and the growth of sales of prepaid wireless airtime across all divisions. The increase in revenue and gross profit was partially offset by the $12.3 million increase in SG&A expenses, which primarily resulted from increased costs in support of the increased sales activities, an estimated $3.7 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, a $1.8 million increase in expenses related to being a publicly traded company, which included $1.1 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, an increase in bad debt and related expense in the Europe division, our continued business development in India, which began late in the second quarter of 2003, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, and severance costs in certain markets in the Europe division. The increase in spending was partially offset by a reduction in depreciation expense, improved credit management in the Americas division and a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited.

Income from Continuing Operations

                                       Three Months Ended              Nine Months Ended             Percent Change
                                   ----------------------------   ---------------------------    ------------------------
                                   SEPTEMBER 30,  September 30,   September 30,  September 30,   Q3 2003 to   YTD 2003 to
(Amounts in 000s)                      2004            2003           2004           2003           Q3 2004       YTD 2004
-----------------                  -------------  -------------   -------------  ------------    ----------   -----------
Income from continuing
   operations                        $ 5,356         $ 5,675        $ 13,725     $  8,935           (6%)          54%
As a percent of revenue                  1.2%            1.1%            1.0%         0.7%          0.1 pt       0.3 pts
Diluted shares outstanding            18,531          18,932          19,365       18,734           (2%)           3%
Income per diluted share from
   continuing operations             $  0.29         $  0.30        $   0.71     $   0.48             3%          48%

Income from continuing operations, as compared to the third quarter of 2003:

      Income from continuing operations decreased by $319 thousand. The decrease was primarily a result of the increased SG&A and income tax expenses, partially offset by the 10% increase in gross profit and the $450 thousand fine in 2003 in connection with our settlement with the SEC, which did not recur in 2004. The increase in SG&A primarily resulted from an estimated $1.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, a $940 thousand increase in bad debt and related expense in the Europe division, an $858 thousand increase in expenses related to being a publicly traded company, which included $710 thousand related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, our entry into Finland and the Slovak Republic, severance costs in certain markets in the Europe division and continued business development in India. The increase in spending was partially offset by a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited, a

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      reduction in depreciation expense and improved credit management in the Americas division. The increase in income taxes was a result of a 31% effective income tax rate in 2004 as compared to a 26% effective income tax rate in third quarter of 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division. The overall 10% increase in gross profit was chiefly attributable to a 13% increase in wireless devices handled.

      Income per diluted share from continuing operations was $0.29 for the third quarter of 2004, as compared to $0.30 in the third quarter of 2003.

Income from continuing operations, as compared to the nine months ended September 30, 2003:

      Income from continuing operations increased $4.8 million. The increase in income from continuing operations was mainly a result of the 10% increase in revenue, the associated 21% increase in gross profit, the $4.5 million facility consolidation charge incurred in 2003, which did not recur in 2004, and the $450 thousand fine in 2003 in connection with our settlement with the SEC, which did not recur in 2004. The increase in revenue and associated gross profit was primarily attributable to the strong market demand for our products and services, manufacturer and mobile operator promotional activity in many of the markets where we operate, the strengthening of foreign currencies relative the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, and the growth of sales of prepaid wireless airtime across all divisions. The increase in revenue and gross profit was partially offset by the increase in SG&A expenses and income tax expense. The $12.3 million increase in SG&A expenses primarily resulted from increased costs in support of the increased sales activities, an estimated $3.7 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, a $1.8 million increase in expenses related to being a publicly traded company, which included $1.1 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, an increase in bad debt and related expense in the Europe division, our continued business development in India, which began late in the second quarter of 2003, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, and severance costs in certain markets in the Europe division. The increase in spending was partially offset by a reduction in depreciation expense, improved credit management in the Americas division and a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited. The increase in income taxes was a result of a 29% effective income tax rate in 2004 as compared to a 21% effective income tax rate for the nine months ended September 30, 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division.

      Income per diluted share from continuing operations was $0.71 for the nine months ended September 30, 2004, as compared to $0.48 in 2003.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

                                                       Three Months Ended                Nine Months Ended
                                                 ------------------------------    -----------------------------
                                                 SEPTEMBER 30,    September 30,    September 30,   September 30,
(Amounts in 000s)                                    2004             2003             2004          2003
-----------------                                -------------    -------------    -------------   -------------
Income (loss) from discontinued operations        $     35         $   (799)          $   (722)    $ (2,774)
Income (loss) on disposal of discontinued
   operations                                         (215)             (32)            (4,859)         152
                                                  --------         --------           --------     --------
Total discontinued operations                     $   (180)        $   (831)          $ (5,581)    $ (2,622)
As a percent of revenue                                0.0%             0.2%               0.4%         0.2%
Diluted shares outstanding                          18,531           18,932             19,365       18,734
Loss per diluted share from discontinued
   operations                                     $  (0.01)        $  (0.04)          $  (0.29)    $  (0.14)

The total loss from discontinued operations in the third quarter of 2004 was primarily attributable to unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

The loss from discontinued operations in the third quarter of 2003 was primarily attributable to losses incurred by Brightpoint (Ireland) Limited ("Brightpoint Ireland"), which was sold in the first quarter of 2004.

The loss from discontinued operations for the nine months ended September 30, 2004 was mainly ascribable to losses incurred in Brightpoint Ireland's operations, an unrealizable asset written off and various professional and liquidation fees. The loss on disposal of discontinued operations for the nine months ended September 30, 2004, was primarily attributable to a $3.8 million loss on the sale of Brightpoint Ireland, a $584 thousand loss on the sale of one of our subsidiaries, Brightpoint do Brazil Ltda., and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. On February 19, 2004, our subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. The $3.8 million loss included the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.

The loss from discontinued operations for the nine months ended September 30, 2003, was primarily attributable to losses incurred by Brightpoint Ireland's operations of $1.7 million and various professional and liquidation fees. Net gains on disposal of discontinued operations for the nine months ended September 30, 2003, were significantly comprised of the receipt of $1.3 million in contingent consideration relating to the divestiture of our Middle East operations in the third quarter of 2002, substantially offset by unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar and various professional and liquidation fees.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

                                        Three Months Ended               Nine Months Ended              Percent Change
                                    -----------------------------   ----------------------------    -------------------------
                                    SEPTEMBER 30,   September 30,   September 30,  September 30,    Q3 2003 to    YTD 2003 to
(Amounts in 000s)                      2004            2003             2004           2003           Q3 2004       YTD 2004
-----------------                   -------------   -------------   -------------  -------------    ----------    -----------
Net income                           $ 5,176           $ 4,844         $ 8,144       $ 6,313              7%           29%
As a percent of revenue                  1.1%              0.9%            0.6%          0.5%           0.2 pts       0.1 pt

Diluted shares outstanding            18,531            18,932          19,365        18,734             (2%)           3%
Net income per diluted share         $  0.28           $  0.26         $  0.42       $  0.34              8%           24%

Net income, as compared to the third quarter of 2003:

      Net income increased by $332 thousand. The increase in net income was primarily a result of reduced losses in discontinued operations of $651 thousand partially offset by decline in income from continuing operations of $319 thousand. In accordance with SFAS 144, a $629 thousand net loss incurred by our former Ireland operation was reclassified from continuing operations to discontinued operations in the presentation of the results of the third quarter of 2003. The decline in income from continuing operations was primarily a result of the increased SG&A and income tax expenses, partially offset by the 10% increase in gross profit and the $450 thousand fine in 2003 in connection with our settlement with the SEC, which did not recur in 2004. The increase in SG&A primarily resulted from an estimated $1.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, a $940 thousand increase in bad debt and related expense in the Europe division, an $858 thousand increase in expenses related to being a publicly traded company, which included $710 thousand related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, our entry into Finland and the Slovak Republic, severance costs in certain markets in the Europe division and continued business development in India. The increase in spending was partially offset by a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited, a reduction in depreciation expense and improved credit management in the Americas division. The increase in income taxes was a result of a 31% effective income tax rate in 2004 as compared to a 26% effective income tax rate in third quarter of 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division. The overall 10% increase in gross profit was chiefly attributable to a 13% increase in wireless devices handled.

      Net income per diluted share was $0.28 for the third quarter of 2004, as compared to $0.26 in the third quarter of 2003.

Net income, as compared to the nine months ended September 30, 2003:

      Net income increased by $1.8 million. The increase in net income was primarily a result of the $4.7 million increase in income from continuing operations and the reduced losses in discontinued operations of $3.0 million. The increase in income from continuing operations was mainly a result of the 10% increase in revenue, the associated 21% increase in gross profit, the $4.5 million facility consolidation charge incurred in 2003, which did not recur in 2004, and the $450 thousand fine in 2003 in connection with our settlement with the SEC, which did not recur in 2004. The

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      increase in revenue and associated gross profit was primarily attributable to the strong market demand for our products and services, manufacturer and mobile operator promotional activity in many of the markets where we operate, the strengthening of foreign currencies relative the U.S. dollar, which accounted for approximately 4 percentage points of the increase in revenue, and the growth of sales of prepaid wireless airtime across all divisions. The increase in revenue and gross profit was partially offset by the increase in SG&A expenses and income tax expense. The $12.3 million increase in SG&A expenses primarily resulted from increased costs in support of the increased sales activities, an estimated $3.7 million unfavorable effect from the strengthening of foreign currencies relative to the U.S. dollar, a $1.8 million increase in expenses related to being a publicly traded company, which included $1.1 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance premiums, an increase in bad debt and related expense in the Europe division, our continued business development in India, which began late in the second quarter of 2003, the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004, and severance costs in certain markets in the Europe division. The increase in spending was partially offset by a reduction in depreciation expense, improved credit management in the Americas division and a reduction in variable management fees due to reduced volumes in Brightpoint Asia Limited. The increase in income taxes was a result of a 29% effective income tax rate in 2004 as compared to a 21% effective income tax rate for the nine months ended September 30, 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability in the Americas division in proportion to the other divisions, which have lower average statutory tax rates than the Americas division. The losses in discontinued operations were primarily attributable to the loss on sale of Brightpoint Ireland. In accordance with SFAS 144, a $2.4 million net loss incurred by our former Ireland operation was reclassified from continuing operations to discontinued operations in the presentation of the results of the third quarter of 2003.

      Net income per diluted share was $0.42 for the nine months ended September 30, 2004, as compared to $0.34 in 2003.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS ("ROIC")

We believe that it is equally important for a business to manage its balance sheet as well as to monitor its statement of income results. A measurement that ties the statement of income performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for potential growth opportunities. We take a straight-forward approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders' equity and debt. We use ROIC to measure the effectiveness of our use of invested capital to generate profits. Returns on invested capital for the quarters and trailing four quarters ending September 30, 2004, and 2003, were as follows:

                                                    Three Months Ended             Trailing Four Quarters Ended
                                             --------------------------------      -----------------------------
                                             SEPTEMBER 30,      September 30,      September 30,   September 30,
                                                 2004               2003               2004             2003
                                             -------------      -------------      -------------   -------------
Operating income after taxes:
Operating income (loss) from continuing
 operations                                    $   8,359          $   8,931         $  30,408       $  20,614
Plus: Facility consolidation charge                    -                  -               785           4,461
Less: Estimated income taxes (1)                  (2,586)            (2,281)           (8,824)         (5,623)
                                               ---------          ---------         ---------       ---------
Estimated operating income after taxes         $   5,773          $   6,650         $  22,369       $  19,452
                                               =========          =========         =========       =========
Invested capital:
 Debt                                          $     362          $   5,687         $     362       $   5,687
 Shareholders' equity                            139,517            127,169           139,517         127,169
                                               ---------          ---------         ---------       ---------
   Invested capital                            $ 139,879          $ 132,856         $ 139,879       $ 132,856
                                               =========          =========         =========       =========
Average invested capital (2)                   $ 135,450          $ 133,278         $ 143,202       $ 133,786
                                               =========          =========         =========       =========
ROIC (3)                                              17%                20%               16%             15%
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

Our annualized ROIC for the third quarter of 2004 was 17%, as compared to 20% in the third quarter of 2003. The reduction was a result of lower operating income and a slightly higher average invested capital base.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the trailing four quarters, our annualized ROIC increased to 16% from 15% for the prior period ending September 30, 2003, as a result of higher operating income partially offset by a higher average invested capital base. Since we earned income in 2003 and 2004, increased our common stock and additional paid-in capital through the exercise of employee stock options, partially offset by our purchase of $20 million of treasury stock, and experienced a reduction in accumulated other comprehensive loss due to the general strengthening of foreign currencies relative to the U.S. dollar, the average equity component in this calculation has increased from $127 million as of September 30, 2003, to $139 million as of September 30, 2004, and has therefore added to our invested capital base.

CASH CONVERSION CYCLE

Management utilizes the cash conversion cycle days metric and its components to evaluate the Company's ability to manage its working capital and its cash flow performance. Cash conversion cycle days and its components for the quarters ending September 30, 2004 and 2003, were as follows:

                                                          Three Months Ended
                                                    ----------------------------
                                                    SEPTEMBER 30,  September 30,
                                                        2004           2003
                                                    -------------  -------------
Days sales outstanding in accounts receivable             20             26
Days inventory on-hand                                    19             20
Days payable outstanding                                 (34)           (42)
                                                         ---            ---
        Cash Conversion Cycle Days                         5              4
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

During the third quarter of 2004, the cash conversion cycle increased to 5 days from 4 days as compared to the third quarter of 2003. The change in the cash conversion cycle was the result of a 8-day decrease in the days of payable outstanding, partially offset by a 6 day decrease in the days of sales outstanding. The decrease in days of payable outstanding was substantially due to the timing of inventory received in conjunction with related payment terms from certain suppliers, a mix shift in purchases from our largest supplier from whom we have negotiated certain credit terms to other suppliers with whom our purchasing power is limited and were not able to negotiate comparable credit terms, and amounts to be received from certain suppliers for promotional activities. The decrease in the days of sales outstanding was mostly due to improved collections.

Five days is a low number for a distribution company and it is unlikely that we can sustain this short cycle for an extended period of time. Increases in the cash conversion cycle would have the effect of consuming our cash, potentially causing us to borrow from lenders or issuing common stock to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

We were able to attain days of sales outstanding of 20 days by collecting cash prior to product delivery from certain customers, selling receivables in certain markets and therefore collecting cash prior to the customer invoice due dates, focusing on credit and collections, and offering customers early-pay discounts. The $2.6 million reduction of the allowance for doubtful accounts from December 31, 2003 was mostly the result of $3.1 million fully-reserved accounts receivable in our discontinued operation Brightpoint Brazil, which was sold in May 2004, and utilizations of the bad debt reserve against accounts receivable in the Americas division. We were able to attain days of inventory on hand of 19 days by monitoring our inventory levels very closely and consciously striving to keep our investment low while still holding enough inventory to meet customer demand. From time to time, we may pay our suppliers prior to the invoice due date in order to take advantage of early settlement discounts. This may consume our cash or may cause us to borrow from lenders.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

OPERATING ACTIVITIES

For the nine months ended September 30, 2004, net cash provided by operating activities was $8.0 million. Net cash provided by operating activities was primarily a result of cash generated by operations as measured by earnings before interest, taxes, depreciation and amortization ("EBITDA"). The cash generated by operations was partially offset by the use of cash in operating assets and liabilities. Although we experienced declines in accounts receivable, inventories and accounts payable, the amount of the decrease in accounts payable was greater than the decreases in accounts receivable and inventories combined, which consumed cash during the period. The reduction in accounts receivable during the nine months ended September 30, 2004, was attributable to the successful acceleration of our accounts receivable collection cycle and sales or financing transactions of certain accounts receivable to banks and other financing organizations. The decrease in inventories was due to our continued focus in minimizing inventory levels. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments. The 15% reduction in revenue in the third quarter of 2004, as compared to the fourth quarter of 2003, reduced the required level of investment in accounts receivable and inventories.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBITDA

                                                          Three Months Ended               Nine Months Ended
                                                     ----------------------------    -------------------------------
                                                     SEPTEMBER 30,  September 30,    September 30,     September 30,
(Amounts in 000s)                                        2004            2003             2004             2003
-----------------                                    -------------  -------------    -------------     -------------
Net income                                            $  5,176        $  4,844         $  8,144         $   6,313
Net interest expense                                       290             288              805               964
Income taxes (includes income taxes included in
Discontinued Operations)                                 2,399           1,947            5,495             2,419
Depreciation and amortization                            2,750           3,074            7,975             9,725
                                                      --------        --------         --------         ---------
         EBITDA                                       $ 10,615        $ 10,153         $ 22,419         $  19,421
                                                      ========        ========         ========         =========

During the three months ended September 30, 2004, we generated a similar EBITDA of approximately $10.6 million as compared to $10.2 million for the same period in 2003. During the nine months ended September 30, 2004, we generated an EBITDA of approximately $22 million as compared to $19.4 million for the same period in 2003. EBITDA provides management with an indicator of how much cash we generate, excluding any changes in working capital. Since we have experienced cash outlays for interest and taxes and has experienced cash inflows and outflows related to changes in working capital, EBITDA is not a comprehensive measure of cash flow. It is an indicator, however, of the business' ability to generate cash by maintaining revenues and related margins at a higher level than cash operating expenses. Note that EBITDA is a non-GAAP financial measure.

                                SEPTEMBER 30,        December 31,
(Amounts in 000s)                   2004                 2003
-----------------               ------------         ------------
Working capital                   $ 83,617             $ 89,345
Current ratio                     1.35 : 1             1.30 : 1

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The decrease in working capital at September 30, 2004, compared to December 31, 2003, was primarily comprised of the $20 million repurchase of our common stock, the effect of a decrease in accounts payable and lines of credit partially offset by decreases in inventory, accounts receivable and funded contract financing activities. We believe that cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

INVESTING ACTIVITIES

For the nine months ended September 30, 2004, net cash provided by investing activities was $3.4 million. Net cash provided by investing activities was primarily due to a $9.0 million decrease in net funded contract financing receivables partly offset by $5.1 million used for capital expenditures. We offer financing of inventory and receivables to certain mobile operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The decrease in contract financing receivables was due to timing of product receipts and payments at the end of the quarter. Capital expenditures were primarily directed toward improving our information systems,

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

particularly in the United States, our entry into India and the Slovak Republic, which included new office space and basic information systems infrastructure, and retail development in France.

FINANCING ACTIVITIES

For the nine months ended September 30, 2004, net cash used in financing activities was $30 million. Net cash used in financing activities was primarily comprised of $20 million repurchase of our common stock and $16 million for repayment of credit facilities, partially offset by a reduction in pledged cash of $5 million. On June 4, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of our common stock. We made such repurchases in June of 2004 through open market and privately negotiated transactions. Detail of the repurchases is provided in the table below. In December 2003, we pledged $5 million to support a $4.2 million short-term line of credit in India, due to restrictions on foreign capital, which precluded us from utilizing our own funds, other than the amount pledged, to meet these needs. This short-term line of credit was paid in the first quarter of 2004, thus releasing the pledged cash. We may from time to time pledge cash to collateralize lines of credit in markets where there are restrictions of the movement of funds.

       Issuer purchases of equity securities:

                             Total number      Average       Total number of shares      Maximum dollar value of
(Amounts in 000s)             of shares      price paid     purchased as part of the      shares that may yet be
Month of purchase             purchased       per share    publicly announced program  purchased under the program
-----------------             ---------       ---------    --------------------------  ---------------------------
June 2004                     1,397,500        $14.31              1,397,500                       none

LINES OF CREDIT

The table below summarizes lines of credit that were available to us as of September 30, 2004:

                                                         Gross                           Letters of Credit &
(Amounts in 000s)                   Commitment        Availability      Outstanding          Guarantees         Net Availability
-----------------                   ----------        ------------      -----------          ----------         ----------------
North America                        $  70,000          $ 28,109           $    -            $    2,500            $ 25,609
Australia                               35,566            29,575                -                 3,973              25,602
New Zealand                              7,875             5,870                -                     -               5,870
Sweden                                   2,005             2,005                -                     -               2,005
Philippines                              4,891             4,891                -                 2,000               2,891
                                     ---------          --------           ------            ----------            --------
Total                                $ 120,337          $ 70,450           $    -            $    8,473            $ 61,977
                                     =========          ========           ======            ==========            ========
France (1)                                 N/A                 -              362                     -
                                     ---------          --------           ------            ----------
Total                                $ 120,337          $ 70,405           $  362            $    8,473
                                     =========          ========           ======            ==========

(1) The amount outstanding in France is related to accounts receivable sold with recourse and not collected as of September 30, 2004.

Additional details on the above lines of credit are disclosed in Note 7 of the Notes to Consolidated Financial Statements. Interest expense was approximately $463 thousand and $1.5 million for the three and nine months ended September 30, 2004. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the nine months ended September 30, 2004 and 2003, we entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the three and nine months ended September 30, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements with the exception of the receivable sale facility with GE Factofrance. On April, 2004 we through one of our subsidiaries, Brightpoint (France) SARL, entered into a receivable sale facility with GE Factofrance. The facility does not meet the requirements of a transfer under current accounting principles generally accepted in the United States and therefore amounts advanced under this facility against receivables not collected by GE Factofrance are included on the Consolidated Balance Sheet under lines of credit and accounts receivable. Net funds received, other than from GE Factofrance, reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the nine months ended September 30, 2004 and 2003, totaled $278 million and $185 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $302 thousand and $305 thousand during the three months ended September 30, 2004 and 2003, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $844 thousand and $960 thousand during the nine months ended September 30, 2004 and 2003, respectively.

For discontinued operations, during the three and nine months ended September 30, 2004, there were no sales of accounts receivable or related fees. Net funds received from the sales of accounts receivable during the three and nine months ended September 30, 2003, totaled $2.7 million and $15.0 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $24 thousand and $135 thousand during the three and nine months ended September 30, 2003, respectively. These fees were originally recorded as a component of "Net other expenses" in the Consolidated Statements of Income, but have now been reclassified as a component of "Loss from discontinued operations" in the Consolidated Statements of Income.

We are the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and have no significant retained interests or servicing liabilities related to accounts receivable that we have sold. We may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the nine months ended

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004 and 2003. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by us of our subsidiaries' obligations.

Pursuant to these arrangements, approximately $35 million and $25 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at September 30, 2004, and 2003, respectively. Amounts held by banks or other financing institutions at September 30, 2004, were for transactions related to our Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

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

                                         SEPTEMBER 30,   December 31,
(Amounts in 000s)                           2004            2003       % Change
                                         -------------   ------------  --------
Unrestricted cash                         $  79,920       $  98,879       (19%)
Borrowing availability                       61,977          45,361        37%
                                          ---------       ---------       ---
Liquidity                                 $ 141,897       $ 144,240        (2%)
                                          =========       =========       ===

As of September 30, 2004, our liquidity decreased $2.3 million from December 31, 2003. The predominant cause for the reduction was the initiation and completion of the $20 million repurchase of our common stock in 2004 largely offset by $8.0 million of net cash provided by operating activities, $3.4 million of net cash provided by investing activities and an increase in our borrowing availability.

Our cash balances fluctuate throughout the year as we routinely make large payments to suppliers and collect large receipts from customers. These payments or collections can be in excess of $10 million on any given day and the timing of these payments or collections can cause a need to draw against our existing credit facilities. Additionally, we may utilize our credit facilities to take advantage of early pay discounts offered by suppliers. During the third quarter of 2004, our largest outstanding borrowings on a given day were approximately $19.2 million with an average outstanding balance of approximately $9.1 million.

A cash-secured standby letter of credit of $15 million supporting our Brightpoint Asia Limited's vendor credit line has been issued by a financial institution on our behalf and was outstanding at December 31, 2003, and September 30, 2004. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

In December 2003, we pledged $5 million to support a $4.2 million short-term line of credit in India primarily due to restrictions on foreign capital, which precluded us from utilizing our own funds, other than the amount pledged, to meet these needs. This short-term line of credit was paid in the first quarter

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of 2004, thus releasing the pledged cash. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

While it is difficult to quantify the adequacy of our liquidity for future needs, with our unrestricted cash balance and unused borrowing availability, totaling $142 million on September 30, 2004, no significant debt obligations, and a positive quarterly EBITDA, we believe we have adequate liquidity to operate the business with our own resources for the next 12 months and to invest in potential growth opportunities.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at September 30, 2004.

A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2004 or 2003. At September 30, 2004, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2004, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its Consolidated Financial Statements as a whole.

The Company's subsidiary in South Africa, whose operations were discontinued pursuant to the 2001 Restructuring Plan, has received an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes the SARS claims are due, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. Although the Company's liability pursuant to this assessment by the SARS, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.0 million U.S. dollars (at current exchange rates) including penalties and interest. The potential assessment is not estimable and, therefore, is not reflected as a liability or recorded as an expense.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 45 of this report.

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Brightpoint, Inc.
                                        (Registrant)

Date: October 28, 2004                  /s/ Frank Terence
                                        ---------------------------------------
                                        Frank Terence
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

Date: October 28, 2004                  /s/ Lisa M. Kelley
                                        ---------------------------------------
                                        Lisa M. Kelley
                                        Sr. Vice President,
                                        Chief Accounting Officer and
                                        Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                                   Description
-----------     -------------------------------------------------------------------------
  10.48         Form of Restricted Stock Unit Award Agreement between the Company and
                Grantee

  10.49         Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee

  10.50         Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee

  10.51         Form of Indemnification Agreement between the Company and Officers

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