Form 10-K
period 2004-12-31
BRIGHTPOINT INC
filed 2005-02-03
CIK 918946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                                     0-23494
                              (COMMISSION FILE NO.)
                                BRIGHTPOINT, INC.
             (Exact name of registrant as specified in its charter)

                  INDIANA                                      35-1778566
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

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of June 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter was approximately $243,025,873. As of January 28, 2005, there were 19,498,926 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement in connection with its annual meeting of shareholders to be held in 2005, are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

GENERAL

      Brightpoint, Inc. is one of the largest dedicated distributors of wireless devices and accessories and providers of logistics services to mobile operators, with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, France, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, United Arab Emirates and the United States. We provide logistics services including procurement, inventory management, customized packaging, fulfillment, activation management, prepaid and e-business solutions within the global wireless industry. Our customers include wireless network operators (also referred to as "mobile operators"), resellers, retailers and wireless equipment manufacturers. We handle wireless products manufactured by companies such as Nokia, Motorola, Kyocera, Audiovox, LG Electronics, Sony Ericsson, Siemens, Samsung and High Tech Computer Corp.

      We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc. In June 2004, we reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.

      Our website is www.brightpoint.com. We make available, free of charge, at this website our Code of Business Conduct, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC"). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

      In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168, telephone number: (877) 447-2355.

      Unless the context otherwise requires, the terms "Brightpoint," "Company," "we," "our" and "us" means Brightpoint, Inc. and its consolidated subsidiaries.

FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

      Financial Overview. In 2004, wireless devices handled by the Company grew by 34% to 27 million devices from 20 million devices in 2003, which was principally driven by a 76% growth rate of wireless devices handled through our fee-based logistics services. Revenue grew by 6% to $1.9 billion in 2004 from $1.8 billion in 2003. Gross profit was up 20% and operating income from continuing operations was $34 million, up 44% from 2003.

      Income from continuing operations was $22 million or $1.17 per diluted share, which represented a 48% increase from 2003. Net income increased by 39% to $16.3 million, or $0.85 per diluted share, in 2004 from $11.7 million, or $0.62 per diluted share, in 2003. Return on invested capital from operations was 16%.

      Cash and cash equivalents (unrestricted) were $72 million at December 31, 2004, a decrease of 27% from $99 million at December 31, 2003. The decrease in cash and cash equivalents (unrestricted) was primarily due to the repurchase of $24 million of the Company's common stock, $16 million of net payments on credit facilities and capital expenditures of $8.3 million, partially offset by cash provided by operating activities of $7.6 million and a $5.0 million reduction in pledged cash in financing activities.

      Expansion into Finland and the Slovak Republic. Effective July 31, 2004, through certain of our subsidiaries, we acquired all of the issued and outstanding shares of MF-Tukku Oy ("MF-Tukku") for an initial consideration of less than $500 thousand with potential future consideration of up to 1.1 million euros (which is the currency of the obligation) based on the future financial performance of MF-Tukku. MF-Tukku, subsequently renamed Brightpoint Finland Oy, based in Helsinki, Finland, is a distributor of Sony Ericsson, Siemens and Motorola wireless devices and accessories in Finland. Simultaneously with our acquisition of MF-Tukku, MF-Tukku acquired substantially all of the assets of Codeal Oy ("Codeal"). Codeal, also based in Helsinki, Finland, was a distributor of Samsung wireless devices and accessories in Finland.

      During the third quarter of 2004, we commenced operations in the Slovak Republic, where we are currently providing logistics services to Eurotel, a mobile operator.

      Share repurchase plans. On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During this period, the Company repurchased 208,100 shares of its own common stock at an average price of $19.28 per share, totaling $4.0 million. As of December 31, 2004, approximately $16.0 million may be used to purchase shares under this program. Additionally, on June 4, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of our common stock. We completed the program in June of 2004 through open market and privately negotiated transactions.

      Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management reporting on internal control over financial reporting. We employed the Internal Control - Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's management has assessed the Company's internal control over financial reporting to be effective as of the end of December 31, 2004. Additionally, our independent auditor, Ernst & Young LLP, has attested to our evaluation and compliance with Section 404. The external cost of implementation of Section 404 and the evaluation of our internal controls was $1.6 million in 2004. We expect these costs to be approximately $500 thousand in 2005 for existing operations.

GLOBAL WIRELESS INDUSTRY

      The global wireless industry's primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:

   - Mobile operators: build and operate wireless networks and provide voice and data access services to subscribers. Certain mobile operators resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks. These mobile operators are referred to as mobile virtual network operators, or "MVNOs."

   - Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to build and operate the networks.

   - Components designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, and antennae, among others.

   - Wireless device manufacturers: design, manufacture, and market the wireless devices, such as cellular phones, wireless personal digital assistants, and pagers, which connect subscribers to a wireless network.

   - Distribution and retail: distribution provides logistics and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retail provides subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device.

      Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through mobile operators who utilize digital and analog technological standards, such as:

Generation          Technology Standards
----------          --------------------
1G Analog           AMPS
2G Digital          TDMA, CDMA, GSM, iDEN
2.5G Digital        GPRS, EDGE, CDMA 1xRTT
3G Digital          W-CDMA/UMTS, CDMA 1xEV-DO

Developments within the global wireless industry have allowed wireless subscribers to talk, send text messages, send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet and watch television using their wireless devices. Wireless devices and services are also being used for monitoring services, point-of-sale transaction processing, machine-to-machine communications, local area networks, location monitoring, sales force automation and customer relationship management.

      From 2003 to 2004, the estimated number of worldwide wireless subscribers increased by approximately 262 million, or 20%, to approximately 1.6 billion. At the end of 2004, wireless penetration was estimated to be approximately 25% of the world's population. The number of worldwide subscribers is expected to grow to approximately 2.4 billion subscribers by the end of 2007. During 2004, the global wireless industry saw shipments of wireless devices increase from approximately 520 million wireless devices in 2003 to an estimated 665 million wireless devices in 2004. Wireless device shipments are currently forecast to be approximately 730 million devices in 2005. The percentage of replacement wireless device shipments has grown and is forecast to be approximately 62% of total shipments in 2005. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The industry data contained in this paragraph and elsewhere in this subsection was based on Company and industry analyst estimates.

      We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to "BUSINESS RISK FACTORS" ):

      Replacement Devices. As overall subscriber penetration increases in many markets, growth in wireless device volume is more dependent on the replacement of wireless devices by existing subscribers. During 2004, the global wireless industry saw shipments of replacement wireless devices increase from approximately 270 million devices in 2003 to an estimated 400 million devices. In 2005, it is estimated that replacement device shipments will total approximately 435 million and represent approximately 62% of total wireless device shipments. We believe that the key drivers for the growth in volume of replacement devices shipped will be migration to next generation systems with streaming video and television, color displays, camera-enabled handsets including mega-pixel embedded cameras, MP3 and other audio capabilities, Internet access and content such as ring tones, images and games. While the new features, enhanced functionalities and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.

      Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Greater economic growth, increased wireless service availability or lower cost of wireless service compared to conventional wireline telephone systems and reductions in the cost of wireless devices may result in an increase in subscribers. In particular, markets or regions such as India, Latin America, China, Eastern Europe and Russia are expected to significantly increase their number of subscribers. Increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications may further increase the number of subscribers in markets that have historically had high penetration rates. More mobile operators may offer services including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through increased bandwidth thus, attracting more subscribers to mobile operators which offer such services.

      Next Generation Systems. In order to provide a compelling service offering for its current and prospective subscribers, mobile operators continue to expand and enhance their systems by migrating to next generation systems such as 2.5G and 3G systems. These next generation systems allow subscribers to send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet, watch television and take advantage of services such as monitoring services, point-of-sale transaction processing, machine-to-machine communications, location monitoring, sales force automation and customer relationship management. In order to realize the full advantage of these services and capabilities, many current subscribers will need to replace their wireless devices. As a result, the continued rollout of next generation systems is expected to be a key driver for replacement sales of wireless devices. However, the ability and timing of mobile operators to rollout these new services and manufacturers to provide devices which utilize these services may have a significant impact on consumer adoption and the sale of replacement devices.

      New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. For example, in the United States, companies such as Walt Disney Co., ESPN and Time Warner, Inc. have announced their intentions to create mobile virtual network operators ("MVNOs") in order to leverage their content and brands in the wireless space. This follows the success that companies such as Virgin Mobile and TracFone have had in attracting new, incremental mobile subscribers in the United States. In addition, companies such as Microsoft (wireless device operating systems) and High Tech Computer Corp. (wireless device manufacturer) are bringing feature-rich wireless devices or operating systems to market in order to provide subscribers with capabilities that emulate their desktop computer. These companies and their products may heighten competition with existing manufacturers and provide consumers with more feature-rich products, broader selection and new market channels, which may result in increased wireless device shipments.

      Pricing Factors and Average Selling Prices. It is estimated that in 2004 the industry's average selling price for wireless devices has declined by approximately 2%. This rate of decline is lower than what we have seen in recent years. A number of factors impact the actual average selling prices including, but not limited to, shortening product life cycles, decreasing manufacturing costs due to higher volumes, manufacturing efficiencies, reductions in material costs, consumer demand, manufacturers' promotional activities, product availability, fluctuations in currency exchange rates, product mix and device functionality. While manufacturers have been adding enhanced features such as color screens and embedded cameras, we anticipate that the industry's average selling prices for wireless devices will continue to decline, however, no assurance can be given regarding the rate of such decline. A decline in average selling prices could offset growth in overall wireless shipments and have an adverse impact on both the industry's and the Company's revenues.

OUR BUSINESS

      Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With over 27 million wireless devices handled in 2004, we are one of the largest dedicated distributors of wireless devices and providers of logistics services to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes product distribution, logistics services, channel services and the sale of prepaid airtime. The majority of our business is conducted in the product distribution and logistics services business models. While channel services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.

      Product Distribution. In our product distribution activities we purchase a wide variety of wireless voice and data products from leading manufacturers. We take ownership of the products and receive them in our facilities or drop-ship them directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 20,000 customers. We generally provide credit to our customers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our logistics services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products, which we believe have the potential for enhanced financial return and significant market penetration. In 2004, 2003 and 2002, approximately 84%, 87% and 85%, respectively, of our total revenue was derived from product distribution. In 2004, 2003 and 2002, approximately 38%, 53% and 46%, respectively, of our total wireless devices handled were sold through product distribution. In 2004, 2003 and 2002, our gross margin on product distribution revenue was 3.8%, 3.5% and 2.8%, respectively. Cost of revenue for product distribution includes the costs of the products sold, warehousing, labor and other costs.

      The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as Nokia, Sony Ericsson, LG Electronics, Kyocera, Motorola, Samsung, Siemens, Audiovox, and Qtek (a product of High Tech Computer Corp.). In 2004, 2003 and 2002, our sales of wireless devices through product distribution totaled 10.3 million,
10.6 million, and 6.8 million units, respectively, and represented approximately 38%, 53% and 46%, respectively, of the total wireless devices we handled. In 2004, 2003 and 2002, our average selling prices for wireless devices were approximately $143, $137, and $138 per unit, respectively.

      We also distribute accessories used in connection with wireless devices, such as batteries, chargers, memory cards, car-kits, cases and "hands-free" products. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide mobile operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of that customer.

      Logistics Services. Our logistics services include warehousing, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting and e-fulfillment services. Generally, logistics services are a fee-based service. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistics services. These customers include, but are not limited to, operating companies or subsidiaries of Nextel (United States), Virgin Mobile (United States), TracFone (United States), ALLTEL (United States), MetroPCS (United States), Cricket Communications (United States), COMCEL (Colombia), Eurotel Bratislava, (Slovak Republic) and Vodafone (Australia).

      During 2004, 2003 and 2002, logistics services accounted for approximately 16%, 13% and 15%, respectively, of our total revenue. In 2004, 2003 and 2002, logistics services accounted for approximately 62%, 47% and 54%, respectively, of the total wireless devices we handled. Over the last three years our logistics services gross margin has ranged from 19% to 22%. Cost of revenue for logistics services is primarily composed of direct and indirect labor, warehousing, information technology and other operating costs. Since we generally do not take ownership of the inventory in our logistics services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements in providing logistics services generally are less than our distribution business.

      Channel Services. In our channel services business, we provide a cost-effective channel for mobile operators and MVNO's to add new subscribers. We do this by establishing and managing a network of independent authorized retailers ("CS Network"). We provide our CS Network with access to products and support them through commissions management, sales and marketing programs, merchandising programs, training programs, incentive programs and co-op. As these retailers activate or upgrade subscribers, they earn commissions from mobile operators. We collect these commissions from the mobile operators and pay the retailers their pro-rata portion of the commissions after deducting our fees. For mobile operators and MVNOs, we provide them with incremental points of sale, a variable-cost model for acquiring new subscribers and commissions management for our CS Network. Sales of wireless devices and related accessories to our network of independent authorized retailers are included in product distribution revenues and fees earned from commissions management services are included in logistics services revenues. We currently provide channel services in France and the United States to mobile operators such as SFR (France), Orange (France), Sprint PCS (United States), Virgin Mobile (United States) and Nextel (United States).

      Prepaid Airtime. Through our prepaid airtime business model, we participate in the ongoing revenue stream generated by prepaid subscribers. We do this by purchasing physical scratch cards or electronic activation codes from mobile operators and MVNOs and distributing them to retail channels. Much of our activity in the prepaid airtime business model is in our Europe and Asia-Pacific divisions; however, we are seeing increased acceptance of prepaid or pay-as-you-go subscriber plans in the United States. Sales of physical scratch cards or electronic activation codes to retail customers are included in logistics services revenues. We distribute prepaid airtime in many of our operations on behalf of mobile operators and MVNOs such as: SFR (France), Orange (France), Tele2 (Sweden), Vodafone (Australia and New Zealand), Sonofon (Denmark), Virgin Mobile (United States) and TeliaSonera (Sweden).

OUR STRATEGY

      Our strategy is to continue to grow as a global leader in product distribution and logistics services in the global wireless industry. Our objectives are to increase the Company's earnings, increase market share in existing markets, maintain or improve our return on invested capital within certain debt-to-total-capital parameters and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.

      Our strategy incorporates industry trends such as increasing sales of replacement devices, increasing subscribers, the migration to next generation systems and new or expanding industry participants as described in detail in the section entitled "GLOBAL WIRELESS INDUSTRY." We will endeavor to grow our business through organic growth opportunities, new product and service offerings, start-up operations, joint ventures or acquisitions as we contemplate these current and anticipated trends. In evaluating opportunities for growth, key components of our decision making process include anticipated long-term rates of return, short-term returns on invested capital and risk profiles as compared to the potential returns. No assurances can be given on the success of our strategy, refer to "BUSINESS RISK FACTORS".

      Key elements of our strategy include:

      Expand into New Geographic Markets. We estimate that the global wireless industry shipped 665 million wireless devices in 2004. In the geographic markets where we currently operate, our addressable market, we estimate the market size was approximately 174 million wireless devices in 2004. We believe we are in a position to enter into new markets, thereby expanding our addressable market. In 2004, we entered into the Slovak Republic and Finland and continued to expand our presence in India. In 2005, we believe that there may be additional expansion opportunities in Europe and Asia.

      Add New Products and Services in Current Markets. With increasing functionality of wireless devices due to technological advancements and enhanced data speeds due to the migration to next generation systems, we believe that device manufacturers may introduce innovative products, which we may distribute. Our strategy includes the search for new products and service offerings within the current geographic markets in which we operate. Potential new product categories include wireless broadband; mobile content including ring tones, images, games and music; and smart device enterprise solutions providing bundled wireless solutions to small and medium enterprise customers through the value-added resellers and system integrator channels.

      Expand Existing Product and Service Offerings in Current Markets. Our plan includes the transfer of our industry know-how, relationships, and capabilities from one market to another in an effort to expand our product and service offerings within our current markets. This is intended to enhance the service offerings and product lines of some of our operations, which have relatively limited product lines and service offerings as compared to the collective product and service offerings of the entire Company. Opportunities in expanding our product lines include wireless handsets, data devices, memory cards, sim-cards and accessories. Opportunities in expanding our service offerings include product fulfillment, electronic prepaid recharge services, reverse logistics management, repair services, and channel services.

      Continue to Build and Promote the Brightpoint Brand within the Global Wireless Industry. Many of our customers and suppliers operate in many markets globally. We believe that strengthening our corporate brand and delivering a consistent message globally may allow us to compete for business more effectively than local unbranded distribution companies or logistics services providers who are not solely dedicated to serving the global wireless industry. We have developed distribution and logistics expertise that is unique to the global wireless industry and, with a solid brand, plan on pursuing opportunities to further grow our business.

CUSTOMERS

      We provide our products and services to a customer base of approximately 20,000 mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2004, customers in each of our primary sales channels include the following:

   Mobile Operators and MVNOs: Nextel (United States), Virgin Mobile (United States), Sprint PCS (United States), ALLTEL (United States), Dobson Cellular (United States), TracFone (United States), Comcel (Colombia), Tele2 (Sweden), Netcom (Norway), SFR (France), Orange (France), Reliance Infocomm (India), Tata TeleServices (India), Vodafone (Australia, New Zealand and Germany), Eurotel (Slovak Republic), Telstra (Australia) and SingTel (Australia)

   Dealers and Agents: Wireless One (United States), One Stop Cellular (United States), Moorehead Communications (United States), Dialect (Sweden), Klartsvar (Sweden), Fone Zone (Australia), First Mobile Group (New Zealand) and MV2 Telecoms Shop (Philippines)

   Mass Retailers: Pressbyran (Sweden), Best Buy (United States), Target (United States), Karstadt (Germany), Panini (France), McDonald's (Sweden), Strathfield (Australia) and Woolworth's Group (Australia)

   Other Distributors: American Connections (United States), Infosonics (United States), Computech Overseas International (Hong Kong), Charmley Trading Pte. Ltd (Singapore) and HCT Holdings Limited (Hong Kong)

      For 2004, 2003 and 2002, aggregate revenues generated from our five largest customers accounted for approximately 21%, 32% and 31% of our total revenue, respectively. In 2004, no customer accounted for more than 10% of our total revenue. In 2003, Computech Overseas International ("Computech"), a customer of our Brightpoint Asia Limited operations, accounted for approximately 10% of our total revenue and 19% of our Asia-Pacific division's revenue. In 2002, Computech accounted for approximately 13% of our total revenue and 30% of our Asia-Pacific division's revenue. At December 31, 2003 and 2002, there were no amounts owed to us from Computech. The loss or a significant reduction in business activities by our principal customers could have a material adverse affect on our revenue and results of operations.

      We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are received from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Because orders are filled shortly after receipt, backlog is generally not material to our business. Our logistics services are typically provided pursuant to agreements with terms between one and three years which generally may be terminated by either party subject to a short notice period.

PURCHASING AND SUPPLIERS

      We have established key relationships with leading manufacturers of wireless voice and data equipment such as Nokia, Motorola, Kyocera, Audiovox, LG Electronics, Sony Ericsson, Siemens, Samsung, and High Tech Computer Corp. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass such warranties through to our customers.

      Nokia, our largest supplier of wireless devices and accessories, accounted for approximately 63%, 79% and 63% of purchases for our product distribution business in 2004, 2003, and 2002, respectively. None of our other suppliers accounted for 10% or more of product purchases in 2004, 2003 or 2002. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See - "COMPETITION."

      We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions including the retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain other competing manufacturers and to certain mobile operators. Typically our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy purchase requirements based upon forecasts provided by us, in which a portion of these forecasts may be binding. Our supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common freight carriers. In December of 2002, we entered into an amendment to our distribution agreement with Nokia Inc. in the United States that, among other provisions, changed certain purchasing and invoicing processes to create a "Just-in-Time" inventory arrangement that allowed us to reduce the amount of inventories of Nokia products that we owned prior to the expiration of this arrangement in June 2003. This arrangement did not have a significant impact on our December 31, 2004, 2003 or 2002 inventory carrying values. We believe that our relationships with our suppliers are generally good. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our significant suppliers, or if any supplier imposes substantial price increases or eliminates favorable terms provided to us and alternative sources of supply are not readily available, it may have a material adverse effect on our results of operations.

SALES AND MARKETING

      We promote our product lines, our capabilities and the benefits of certain of our business models through advertising in trade publications and attending various international, national and regional trade shows, as well as through direct mail solicitation, media advertising and telemarketing activities. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including Internet, print and media advertising.

      Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division's sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistics services including our channel services and prepaid airtime business models. Sales and marketing efforts for our Brightpoint Asia Limited operations have been outsourced to Persequor Limited, to whom we pay a management fee, including performance based commissions. Persequor Limited is controlled by the former managing director of the Company's operations in the Middle East and certain members of his management team. Persequor Limited is a 15% partner in Brightpoint India Private Limited and oversees our Brightpoint India Private Limited's operations. Including support and retail outlet personnel, we had approximately 396 employees involved in sales and marketing at December 31, 2004, including 162 in our Americas division, 128 in our Europe division, and 106 in our Asia-Pacific division.

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

COMPETITION

      We operate in a highly competitive industry and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless voice and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value, in terms of price, capability, time, product knowledge, reliability, customer service and product availability. Our competitors may possess substantially greater financial, marketing, personnel and other resources than we do which may enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns.

      The distribution of wireless devices and the provision of logistics services within the global wireless industry have, in the past, been characterized by relatively low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

      The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate technological changes in the industry and successfully identify these changes and adapt our offering of products and services, to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offering and introducing products with enhanced functionality that compete with other non-wireless consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete to a certain extent with non-wireless digital cameras, and wireless devices with MP3 capabilities that compete with non-wireless handheld audio players. These non-wireless consumer electronic products are distributed through other non-wireless distributors who may become our competitors as the wireless industry continues to introduce wireless devices with enhanced functionality. In addition, products that reach the market outside of normal distribution channels, such as gray market resales, may also have an adverse impact on our operations.

      Our current competition and specific competitors varies by business model and division as follows:

      Product Distribution. Our product distribution business competes with broad-based wireless distributors who carry similar product lines and specialty distributors who may focus on segments within the wireless industry such as WLAN, Wi-Fi and accessories. To a lesser extent we compete with information technology distribution companies who offer wireless devices in certain markets. Manufacturers also sell their products directly to large mobile operators and as mobile operator customers grow in scale, manufacturers may pose a competitive threat to our business.

      For product distribution, specific competitors and the divisions in which they generally compete with us include CellStar Corporation (Americas and Asia-Pacific), Tessco Technologies (Americas), BrightStar Corporation (Americas), Infosonics (Americas), Dangaard Telecom Holding A/S (Europe), Caudwell Communications Limited (Europe), Axcom (Europe), Ingram Micro (all divisions) and Cellnet Group Ltd. (Asia-Pacific).

      Logistics Services. Our logistics services business competes with general logistics services companies who provide logistics services to multiple industries and specialize more in the warehousing and transportation of finished goods. Manufacturers can also offer fulfillment services to our customers. Certain mobile operators have their own distribution and logistics infrastructure which competes with our outsource solutions.

         For logistics services, specific competitors and the division in which they generally compete with us include Aftermarket Technologies Corp. (Americas), Bertelsmann AG (Europe), Dangaard Telecom Holding A/S (Europe), PFSweb, Inc. (Americas), Tessco Technologies (Americas), ACR Logistics (Europe), and UPS Logistics (Americas).

      Channel Services. Our channel services business competes with other specialists who establish and manage independent authorized retailers and value-added resellers and with mobile operators who have the infrastructure necessary to manage their indirect channels.

      For channel services, specific competitors and the division in which they generally compete with us include Advantage Wireless (Americas), American Wireless (Americas), Cellular Network Communication Group (Americas), Avenir S.A. (Europe), Malsha (Americas), and QDI (Americas).

      Prepaid Airtime. Our prepaid airtime business competes with broad-based wireless distributors who sell prepaid airtime, specialty distributors who focus on prepaid airtime and companies who manufacture or distribute electronic in-store terminals capable of delivering prepaid airtime. To a lesser extent we compete with mobile operators themselves as they distribute prepaid airtime through their own retail channels.

      For prepaid airtime, specific competitors and the divisions in which they generally compete with us include American Wireless (Americas), Alphyra (Europe), Euronet (Europe), Dangaard Telecom Holding A/S (Europe), InComm (Americas), and PRE Solutions, Inc. (Americas).

INFORMATION SYSTEMS

      The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have, and continue to implement, business applications that enable us to provide our customers and suppliers with solutions in the distribution of their products. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); Web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management, and reporting. During 2004, 2003 and 2002, we invested approximately $4.6 million, $5.2 million and $6.2 million, respectively, on our information systems with the focus of increasing the functionality and flexibility of our systems. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all divisions. At December 31, 2004, there were approximately 66 employees in our information technology departments worldwide.

EMPLOYEES

      As of December 31, 2004, we had 1,264 employees; 666 in our Americas division, 372 in our Asia-Pacific division, and 226 in our Europe division. Of these employees, approximately 5 were in executive officer positions, 594 were engaged in service operations, 396 were in sales and marketing and 269 were in finance and administration (including information technology employees). Our distribution activities and logistics services are labor-intensive and we utilize temporary laborers, particularly in our Americas division. At December 31, 2004, we had approximately 715 temporary laborers; 613 in our Americas division, 70 in our Asia-Pacific division and 32 in our Europe division. Of these temporary laborers, approximately 573 were engaged in service operations, 94 were in sales and marketing and 48 were in finance and administration. None of our United States-based employees are covered by a collective bargaining agreement. All other non-United States based employees are not subject to collective agreements, except for national collective labor agreements in France and Finland. We believe that our relations with our employees are good. See BUSINESS RISK FACTORS -- "OUR CONTINUED GROWTH DEPENDS ON RETAINING OUR CURRENT KEY EMPLOYEES AND ATTRACTING ADDITIONAL QUALIFIED PERSONNEL," "WE ARE SUBJECT TO A NUMBER OF REGULATORY AND CONTRACTUAL RESTRICTIONS GOVERNING OUR RELATIONS WITH CERTAIN OF OUR EMPLOYEES" and "OUR LABOR FORCE EXPERIENCES A HIGH RATE OF PERSONNEL TURNOVER."

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

      The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers could materially adversely affect our business. -- For 2004 and 2003, aggregate revenues generated from our five largest customers accounted for approximately 21% and 32%, respectively, of our total revenues. In 2004, no customer accounted for more than 10% of our total revenue. In 2003, Computech Overseas International ("Computech"), a customer of our Brightpoint Asia Limited operations, accounted for approximately 10% of our total revenue and 19% of our Asia-Pacific division's revenue. In 2002, Computech accounted for approximately 13% of our total revenue and 30% of our Asia-Pacific division's revenue. Although Nextel Communications, Inc. ("Nextel"), a fee-based logistics service customer, is less than 10% of the Company's total revenue, it is more than 10% of wireless devices handled in the Company's North American business. Sprint is a customer and a supplier within the channel services business in the Company's North American business. On December 15, 2004, Sprint and Nextel announced a definitive agreement for a merger of equals. If the merger occurs, the Company's relationship with the combined entity may be negatively impacted. Many of our customers in the markets we serve have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. Although we have entered into contracts with certain of our largest logistics services customers, we previously have experienced losses of certain of these customers through expiration or cancellation of our contracts with them and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

      Our business may be adversely impacted by consolidation of mobile operators. -- The past several years have witnessed a consolidation within the mobile operator community which trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenditures, which could in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistics services. We could also lose business if mobile operators, which are our customers, are acquired by other mobile operators that are not our customers.

      We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future. -- We purchase wireless devices and accessories that we sell from wireless communications equipment manufacturers, distributors and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers are generally non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, may result in a loss of customers and may have a material adverse effect on our results of operations.

      We may become subject to suits alleging medical risks associated with our wireless devices. -- Lawsuits or claims have been filed or made against manufacturers of wireless devices over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications devices. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless devices has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless devices. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless devices or if any damages claim against us is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless devices.

      We may have difficulty collecting our accounts receivable. -- We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. We also enter into certain securitization transactions with financing organizations with respect to portions of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. We are the collection agent on behalf of the financing organization for many of these arrangements. We have no significant retained interest or servicing liabilities related to accounts receivable that we have sold, although in limited circumstances, related primarily to our performance in the original transactions, we may be required to repurchase the accounts receivable. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers' and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer's and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

      Our future operating results will depend on our ability to continue to increase volumes and maintain margins. -- A large percentage of our total revenues is derived from sales of wireless devices, a part of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon demand for wireless voice and data products and our having adequate supply of these products. The gross margins that we realize on sales of wireless devices could be reduced due to increased competition or a growing industry emphasis on cost containment. However, a sales mix shift to fee-based logistics services may place negative pressure on our revenue growth while having a positive impact on our gross margins. Therefore, our future profitability will depend on our ability to maintain our margins or to increase our sales to help offset future declines in margins. We may not be able to maintain existing margins for products or services offered by us or increase our sales. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

      Our business growth strategy includes acquisitions. -- We have acquired other businesses in the past and plan to continue to do so in the future based on our global business strategy. Acquisitions may not meet our expectations at the time of purchase and could adversely affect our operations causing operating losses and subsequent write-downs due to asset impairments.

      Our business in India began in 2003 and remains in the developmental stage. --We launched our India business in the second quarter of 2003, in which we fulfilled orders of significant size to Reliance Infocomm, who heavily promoted a specific Nokia CDMA handset model. Since then, this mobile operator has changed its promotional activities and airtime offerings, which has affected its handset buying patterns resulting in reduced purchases from us. We are in the process of transitioning our business model in India to sell products through channels to reach independent dealers, who can now activate handsets on CDMA networks, including Reliance Infocomm's network. We believe this will result in a more predictable business model. Currently, we are dependent on Nokia as our supplier of wireless devices for India, and have a limited number of mobile operator customers. In 2004, we incurred $2.4 million of operating losses in our India business. As we continue our business development in India, we may incur further losses, which could have a material adverse effect on our financial position, cash flows and results of operations.

      The market price of our common stock may continue to be volatile. -- The market price of our common stock has fluctuated significantly from time to time since our initial public offering in April 1994. The trading price of our common stock could experience significant fluctuations in the future in response to certain factors, which could include actual or anticipated variations in our quarterly operating results or financial position; repurchases of common stock; commencement of litigation; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless voice and data industry; changes in governmental regulation and the enforcement of such regulation; changes in the assessment of our credit rating as determined by various credit rating agencies; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stock for companies in the global wireless industry or in the distribution or logistics services sectors of the global wireless industry could also affect the market price of our common stock.

      Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future. -- We provide functions such as distribution, inventory management, fulfillment, customized packaging, prepaid and e-commerce solutions, activation management and other outsourced services for many of these wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistics services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewal or otherwise maintain these agreements on terms, including price, consistent with our current terms could have a material adverse effect on our business.

      We depend on third parties to manufacture products that we distribute and, accordingly, rely on their quality control procedures. -- Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide products to our customers could be disrupted.

      Our operations may be materially affected by fluctuations in regional demand patterns and economic factors. -- The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe that the enhanced functionality of wireless devices and the roll-out of next generation systems has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by mobile operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. During 2002, we recorded inventory valuation adjustments to adjust inventories to their estimated net realizable value based on the then current market conditions. These valuation adjustments were the result of the over-supply of product in our distribution channel and the lower-than-anticipated level of demand. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations and financial position.

      Rapid technological changes in the global wireless industry could have a material adverse effect on our business. -- The technology relating to wireless voice and data equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products or services which have perceived or actual advantages over our service offerings or products that we handle or which otherwise render those products or services obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of capital increase our risk of loss due to product obsolescence.

      We rely on our suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases. -- Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to, pledged cash requirements, our payment history with the supplier, the suppliers credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

      A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. -- We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we enter into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations. This could result in our incurring significant additional losses.

      We rely on a third party to manage certain significant operations in our Asia-Pacific division. -- Sales and management services in our Brightpoint Asia Limited operations are currently provided to us by Persequor Limited, an entity controlled by the former managing director of our operations in the Middle East and certain members of his management team and to whom we pay certain performance based management fees. A failure of this entity to provide us with satisfactory services or if these operations are negatively impacted by other events could result in a loss of revenue generated from that division which could adversely affect our revenue.

      Natural disasters, hostilities and terrorist acts could disrupt our operations. -- Although we have implemented policies and procedures designed to minimize the effect of a natural disaster, outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time but our operations could be adversely affected.

      We make significant investments in the technology used in our business and rely on this technology to function effectively without interruptions. -- We have made significant investments in information systems technology and have focused on the application of this technology to provide customized logistics services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers' technical and performance requirements is highly dependent on the effective functioning of our information technology systems. Further, certain of our contractual arrangements to provide services contain performance measures and criteria that if not met could result in early termination of the agreement and claims for damages. In connection with the implementation of this technology we have incurred significant costs and have experienced significant business interruptions. These business interruptions can cause us to fall below acceptable performance levels pursuant to our customers' requirements and could result in the loss of the related business relationship. We may experience additional costs and periodic business interruptions related to our information systems as we implement new information systems in our various operations. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently. In addition, a significant increase in the costs of additional technology or telephone services that are not recoverable through an increase in the price of our services could have a material adverse effect on our results of operations.

      We have debt facilities, which are secured by a portion of our assets and which could prevent us from borrowing additional funds, if needed. -- Our United States, Australia and New Zealand subsidiaries' credit facilities are secured by primarily all of their respective assets and borrowing availability is based primarily on a percentage of eligible accounts receivable and inventory. Consequently, any significant decrease in eligible accounts receivable and inventory could limit our subsidiaries' ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our United States, Australia and New Zealand subsidiaries' credit facilities also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States, Australia and New Zealand. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our subsidiaries' indebtedness would become immediately due and payable, and the banks could foreclose on its security.

      The global wireless industry is intensely competitive and we may not be able to continue to compete successfully in this industry. -- We compete for sales of wireless voice and data equipment, and expect that we will continue to compete, with numerous well-established mobile operators, distributors and manufacturers, including our own suppliers. As a provider of logistics services, we also compete with other distributors, logistics services companies and electronic manufacturing services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. The global wireless industry has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.

      We may not be able to manage and sustain future growth at our historical or current rates. -- In prior years we have experienced domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could have a material adverse effect on our operations. Our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could have a material adverse effect on future earnings. In addition, our growth prospects could be adversely affected by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.

      Our business strategy includes entering into relationships and financings, which may provide us with minimal returns or losses on our investments. -- We have entered into several relationships with wireless equipment manufacturers, mobile operators and other participants in our industry. We intend to continue to enter into similar relationships as opportunities arise. We may enter into distribution or logistics services agreements with these parties and may provide them with equity or debt financing. Our ability to achieve future profitability through these relationships will depend in part upon the economic viability, success and motivation of the entities we select as partners and the amount of time and resources that these partners devote to our alliances. We may receive minimal or no business from these relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The returns we receive from these relationships, if any, may not offset possible losses or our investments or the full amount of financings that we make upon entering into these relationships. We may not achieve acceptable returns on our investments with these parties within an acceptable period or at all.

      We have incurred significant losses in previous years. -- For the years ended December 31, 2001 and 2002 we incurred net losses of $53 million and $42 million, respectively. The net losses for 2001 and 2002 include approximately $56 million and $15 million, respectively, of losses related to discontinued operations. Also included in the net loss in 2002 is the cumulative effect of a change in accounting principle, net of tax, of $41 million. Several business factors have contributed to our losses in these periods including costs related to our restructuring plans, adjustments to the carrying value of certain inventories, an inadequate supply of products for sale through our distribution services, inadequate demand for our products and services, costs related to the implementation of information systems and an impairment loss on a long-term investment. We may incur additional future losses.

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

      Our continued growth depends on retaining our current key employees and attracting additional qualified personnel. -- Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Although we have entered into employment agreements with several of our officers and employees, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of executive officers or other key personnel could have a material adverse effect on us. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Some labor markets are very competitive. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.

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

      Our labor force experiences a high rate of personnel turnover. -- Our distribution activities and logistics services are labor-intensive, and we experience high personnel turnover and can be adversely affected by shortages in the available labor force in geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in net revenue, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. An increase in hourly costs, employee benefit costs, employment taxes or commission rates could have a material adverse effect on our operations. In addition, if the turnover rate among our labor force increased further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.

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

      We have significant future payment obligations pursuant to certain leases and other long-term contracts. -- We lease our office and warehouse/distribution facilities under real property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could have a material adverse effect on our operations.

      We may be unable to obtain and maintain adequate business insurance at a reasonable cost. -- Although we currently maintain general commercial, property liability and transportation insurance in amounts we believe are appropriate, it has become increasingly difficult in recent years to obtain adequate insurance coverage at a reasonable cost. Our operations could be adversely affected by a loss that is not covered by insurance due to our inability in the future to obtain adequate insurance. Moreover, increasing insurance premiums would adversely affect our future operating results.

      There are amounts of our securities, which are issuable pursuant to our 2004 Long-Term Incentive Plan, our Amended and Restated Independent Director Stock Compensation Plan, 1994 Stock Option Plan, 1996 Stock Option Plan and our Employee Stock Purchase Plan, which, if issued, could result in dilution to existing shareholders and adversely affect the market price of our common stock. -- We have reserved a significant number of shares of common stock that may be issuable pursuant to these plans. Effective in our interim reporting period ending September 30, 2005, as required under recently issued accounting pronouncement Statement of Financial Accounting Standards No. 123R (Revised
2004), Share-Based Payment ("SFAS No. 123R"), the compensation cost relating to share-based payment transactions will be recognized in financial statements. Pro forma disclosure is no longer an alternative. This requirement will reduce earnings, earnings per share, net operating cash flows and increase net financing cash flows in periods after adoption.

      We have instituted measures to protect us against a takeover. -- Certain provisions of our By-laws, shareholders rights and option plans, certain employment agreements and the Indiana Business Corporation Law are designed to protect us in the event of a takeover attempt. These provisions could prohibit or delay mergers or attempted takeovers or changes in control of us and, accordingly, may discourage attempts to acquire us.

SEGMENT AND GEOGRAPHIC FINANCIAL INFORMATION

      Financial information concerning our segments and other geographic financial information is included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under the heading "OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION" on page A - 80 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

      We provide our distribution and logistics services from our sales and operations centers located in various countries including Australia, Colombia, Finland, France, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

                        NUMBER OF        AGGREGATE           APPROXIMATE
                        LOCATIONS (1)  SQUARE FOOTAGE       MONTHLY RENT
                        ---------      --------------       ------------
The Americas.......        3              753,775            $  401,538
Asia-Pacific.......        5              167,293                94,913
Europe.............        9              180,740               202,990
                        ---------       ---------            ----------
                          17            1,101,808            $  699,441
                        =========       =========            ==========

(1) Refers to facilities operated by the Company, which are greater than 1,000 square feet.

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

      In December 2004, the Company through its subsidiary in South Africa settled an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. The Company's South African operations were discontinued pursuant to the 2001 Restructuring Plan. As a result of the settlement, the Company has received $270 thousand U.S. dollars. The gain was recorded within loss from discontinued operations.

      A Complaint was filed on January 4, 2005 against the Company in the Circuit Court for Baltimore County, Maryland, Case No. 03-C-05-000067 CN, entitled Iridium Satellite, LLC, Plaintiff v. Brightpoint, Inc., Defendant. In the Complaint, the Plaintiff alleges claims of trover and conversion, fraudulent misrepresentation and breach of contract. All claims relate to the ownership and disposition of 1,500 Series 9500 satellite telephones. The Plaintiff seeks damages in the amount of $750,000 with interest and costs. The time for the Company to respond to the allegations in the lawsuit has not yet expired, however, the Company intends to remove the case to federal court, to deny all claims in the action and to vigorously defend the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not   Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During this period, the Company repurchased 208,100 shares of its own common stock at an average price of $19.28 per share, totaling $4.0 million. As of December 31, 2004, approximately $16.0 million may be used to purchase shares under this program. Additionally, on June 4, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of our common stock. We made such repurchases in June of 2004 through open market and privately negotiated transactions. Detail of the repurchases is provided in the table below.

      Issuer purchases of equity securities:

                                                            Total number of shares      Total amount       Maximum dollar value of
                          Total number                       purchased as part of     purchased as part    shares that may yet be
                           of shares       Average price    the publicly announced     of the publicly       purchased under the
Period of purchase         purchased      paid per share            program           announced program            program
-------------------       ----------      --------------    ----------------------    -----------------    -----------------------
June 1 - 30, 2004          1,397,500          $ 14.31               1,397,500            $ 19,996,773                    None
December 1 - 31, 2004        208,100          $ 19.28                 208,100            $  4,012,769             $ 15,987,231
                           ---------          -------               ---------            ------------             ------------
Total/Average              1,605,600          $ 14.95               1,605,600            $ 24,009,542             $ 15,987,231
                           =========          =======               =========            ============             ============

The information regarding market, market price range and dividend information may be found in "Common Stock Information" on page A-85 of this Form 10-K. The information regarding equity compensation plans is incorporated by reference to
Item 12 of this Form 10-K, which incorporates by reference the information set forth under the caption "Equity Compensation Plans" in the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this Item is set forth in "Selected Financial Data" on page A - 80 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this Item is set forth on pages A - 41 to A - 80 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required by this Item is set forth in the subsection "Financial Market Risk Management" of Management's Discussion and Analysis on page A - 80 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this Item is set forth in our Consolidated Financial Statements on pages A-5 to A - 40 of this Annual Report on Form 10-K.

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

      The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2004, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

      The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, is responsible for the preparation and integrity of the Company's Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in this Annual Report. The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of Brightpoint, Inc. has assessed the Company's internal control over financial reporting to be effective as of the end of December 31, 2004. There has not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Our independent registered public accounting firm, Ernst & Young LLP, have provided an independent assessment as to the fairness of the financial statements and an attestation report on management's assessment of the Company's internal control over financial reporting for December 31, 2004.

ITEM 9B. OTHER INFORMATIION

      Not   applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our By-laws provide that our Board of Directors is divided into three classes (Class I, Class II and Class III). At each Annual Meeting of Shareholders, directors constituting one class are elected for a three-year term. Each of the directors will be elected to serve until a successor is elected and qualified or until the director's earlier resignation or removal.

      The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                                CLASS I DIRECTORS
                             (Term Expires in 2007)

                                                     PRINCIPAL OCCUPATION
        NAME OF NOMINEE             AGE                 OR EMPLOYMENT                      DIRECTOR SINCE
-----------------------------       ---    -------------------------------------           --------------
Eliza Hermann................       43     Vice President, Human Resources                      2003
                                           Strategy BP plc
V. William Hunt..............       60     Chairman, Hunt Capital Partners, LLC                 2004
Stephen H. Simon.............       39     President and Chief Executive Officer,               1994
                                           Melvin Simon & Associates, Inc.

                               CLASS II DIRECTORS
                             (Term Expires in 2005)

                                                     PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                    OR EMPLOYMENT                   DIRECTOR SINCE
-----------------------------       ---    -------------------------------------           --------------
Robert J. Laikin.............       41     Chairman of the Board and Chief                        1989
                                           Executive Officer of the Company
Robert F. Wagner.............       69     Partner of Law Firm of Lewis & Wagner                   1994
Richard W. Roedel............       55     Chief Executive Officer of Take-Two                     2002
                                           Interactive Software, Inc.

                               CLASS III DIRECTORS
                             (Term Expires in 2006)

                                                     PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                 OR EMPLOYMENT                      DIRECTOR SINCE
-----------------------------       ---    -------------------------------------           --------------
Catherine M. Dalton..........       42     Professor, Kelley School of Business at              2002
                                           Indiana University
Marisa E. Pratt..............       40     Vice President - Finance of Eli Lilly                2003
                                           Canada
Jerre L. Stead...............       62     Retired Chairman and Chief Executive                 2000
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

      Catherine M. Dalton has been a director of the Company since October 2002 and is currently Chairperson of the Company's Corporate Governance and Nominating Committee. Since 1997, Ms. Dalton has been a Professor at the Kelley School of Business at Indiana University where she is currently the David H. Jacobs Chair of Strategic Management. Prior thereto Ms. Dalton served on the faculties of Purdue University and The Ohio State University.

      V. William Hunt has been a director of the Company since February 2004 and is a member of the Audit Committee. Mr. Hunt is Chairman of Hunt Capital Partners, LLC, a venture capital and consulting firm based in Indianapolis. He serves on the boards of Breeze Industrial Products, Clarian Health Partners and InProteo. Until August 2001, he was the Vice Chairman and President of ArvinMeritor Inc., a global supplier of a broad range of integrated systems, modules and components for light vehicle, commercial truck, trailer and specialty original equipment manufacturers (OEMs) and related after-markets. Prior to the July 2000 merger of Arvin Inc. and Meritor Automotive Inc., Mr. Hunt was Chairman and CEO of Arvin, a global manufacturer of automotive components, including exhaust systems; ride control products and air, oil and fuel filters. Mr. Hunt joined Arvin as counsel in 1976, became Vice President, Administration; Secretary in 1982; and Executive Vice President in 1990; President in 1996; and CEO in 1998. A member of Arvin's board of directors since 1983, he was named Chairman in 1999. Before joining Arvin, Mr. Hunt practiced labor relations law in Indianapolis and served as labor counsel to TRW Automotive Worldwide.

      Eliza Hermann has been a director of the Company since January 2003 and is currently the Chairperson of the Company's Compensation and Human Resources Committee and a member of the Company's Corporate Governance and Nominating Committee. Since 1985, Ms. Hermann has been employed by BP plc where she has held a succession of international human resources, strategic planning and business development roles, and currently serves as the Vice President Human Resources Strategy.

      Marisa E. Pratt has been a director of the Company since January 2003 and is currently a member of the Company's Audit Committee. Since 1991, Ms. Pratt has been employed by Eli Lilly in various finance and treasury related positions. Since October of 2002, Ms. Pratt has been Vice President - Finance of Eli Lilly Canada.

      Richard W. Roedel has been a director and Chairman of the Company's Audit Committee since October 2002 and currently is a member of the Company's Corporate Governance and Nominating Committee. Mr. Roedel is a director and Chief Executive Officer of Take-Two Interactive Software, Inc. a developer, publisher and distributor of video games. Mr. Roedel is a director of Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer and IHS Inc., a leading content provider servicing the technical and business information needs of engineering and energy companies. From 1999 to 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman LLP, the United States member firm of BDO International. Before becoming Chairman and Chief Executive Officer, he was the Managing Partner of BDO Seidman's New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel is a Certified Public Accountant.

      Stephen H. Simon has been a director of the Company since April 1994 and is currently a member of the Company's Compensation and Human Resources Committee. Mr. Simon has been President and Chief Executive Officer of Melvin Simon & Associates, Inc., a privately-held shopping center development company, since February 1997. From December 1993 until February 1997, Mr. Simon was Director of Development for an affiliate of Simon Property Group, a publicly-held real estate investment trust. From November 1991 to December 1993, Mr. Simon was Development Manager of Melvin Simon & Associates, Inc. Mr. Simon is a director of Gracenote, Inc., Method Products, Inc. and The Pacers Basketball Corp.

      Jerre L. Stead has been a director of the Company since June 2000 and currently serves as the Company's Lead Independent Director. Mr. Stead is a member of the Company's Compensation and Human Resources Committee and the Company's Corporate Governance and Nominating Committee. Since December 2000, Mr. Stead has been the Executive Chairman of IHS Inc. From August 1996 to June 2000 Mr. Stead was Chairman of the Board of Ingram Micro Inc., a worldwide distributor of information technology products and services. Concurrently from August 1996 to March 2000, Mr. Stead served as the Chief Executive Officer of Ingram Micro Inc. Mr. Stead served as Chairman, President and Chief Executive Officer of Legent Corporation, a software development company from January 1995 until its sale in September 1995. From 1993 to 1994, Mr. Stead was Executive Vice President of American Telephone and Telegraph Company, a telecommunications company and Chairman and Chief Executive Officer of

AT&T Global Information Solutions, a computer and communications company, formerly NCR Corp. He was President of AT&T Global Business Communications Systems, a communications company, from 1991 to 1993. Mr. Stead was Chairman, President and Chief Executive Officer from 1989 to 1991 and President from 1987 to 1989 of Square D Company, an industrial control and electrical distribution products company. In addition, he held numerous positions during a 21-year career at Honeywell. Mr. Stead is a director of Mindspeed Technologies, Inc., Conexant Systems, Inc., Armstrong Holdings, Inc. and Mobility Electronics, Inc.

      Robert F. Wagner has been a director of the Company since April 1994 and is currently a member of the Company's Compensation and Human Resources Committee. Mr. Wagner has been engaged in the practice of law with the firm of Lewis & Wagner since 1973.

      Frank Terence, age 45, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 2002. From August 2001 through April 2002, Mr. Terence was the Chief Financial Officer of Velocitel, LLC, a wireless telecommunications infrastructure company. From January 2000 through January 2001, Mr. Terence was Chief Financial Officer of eTranslate, Inc., web services company. From October 1994 through December 1999, Mr. Terence was employed in various financial positions by Ingram Micro Inc., a technology distribution company, which included Vice President and Chief Financial Officer of its Frameworks Division and Vice President and Chief Financial Officer for its Latin America Division. From 1990 to 1994, he held regional controllerships and financial management roles for Borland International, a software development company. From 1983 to 1990, he held various financial roles with NCR, Rockwell International and PepsiCo. Mr. Terence is a Certified Management Accountant.

      Steven E. Fivel, age 44, has been Executive Vice President, General Counsel and Secretary of the Company since January 1997. From December 1993 until January 1997, Mr. Fivel was an attorney with an affiliate of Simon Property Group, a publicly-held real estate investment trust. From February 1988 to December 1993, Mr. Fivel was an attorney with Melvin Simon & Associates, Inc., a privately-held shopping center development company.

      J. Mark Howell, age 40, has been President of the Company since September 1996 and Chief Operating Officer of the Company from August 1995 to April 16, 1998 and from July 16, 1998 to March 2003. He was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of the Company from July 1994 until September 1996. From July 1992 until joining the Company, Mr. Howell was Corporate Controller for ADESA Corporation, a company that owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell was an accountant with Ernst & Young LLP.

      Lisa M. Kelley, age 38, has been Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company since July 2003. Ms. Kelley was formerly with Plexus Corp., a provider of product realization services to original equipment manufacturers. During her tenure with Plexus from 1992 to June 2003, she held several financial positions including VP-Corporate Development, VP-Finance, Corporate Controller and Treasurer. From 1986 to 1992, Ms. Kelley held various financial positions with Virchow Krause & Company LLP, a Midwest certified public accounting firm. Ms. Kelley is a Certified Public Accountant and a Certified Management Accountant.

AUDIT COMMITTEE AND FINANCIAL EXPERT

      We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Hunt, Roedel (chairperson) and Ms. Pratt, each of whom is "independent" as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and under applicable NASDAQ Marketplace Rules. Our Board of Directors has determined that Mr. Roedel is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by this item is incorporated by reference to the information set forth under the caption "Principal Accounting Fees and Services" in the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and information are filed as a part of our report commencing on page A - 1:

            Reports of Independent Registered Public Accounting Firm

            Consolidated Statements of Operations for the Years Ended December
                  31, 2004, 2003 and 2002

            Consolidated Balance Sheets as of December 31, 2004 and 2003

            Consolidated Statements of Shareholders' Equity for the Years Ended
                  December 31, 2002, 2003 and 2004

            Consolidated Statements of Cash Flows for the Years Ended December
                  31, 2004, 2003 and 2002

            Notes to the Consolidated Financial Statements

(a)(2) The following financial statement schedule for the year ended December 31, 2004, is submitted herewith:

            Schedule II - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
2.1               Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd and
                  Chinatron Group Holdings Limited Dated October 2, 2001 (13)

2.1.1             Amendment dated January 18, 2002 to Sale and Purchase Agreement between Brightpoint International
                  (Asia Pacific) PTE Ltd. and Chinatron Group Holding Limited dated October 2, 2001 (13)

2.2               Shareholders agreement between Brightpoint India Private Limited, Brightpoint Holdings B.V., and
                  Persequor Limited dated November 1, 2003 (20)

2.3               Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland)
                  Limited dated February 19, 2004 (20)

2.4               Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April
                  23, 2004. (22)

3.1               Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.) (27)

3.2               Amended and Restated By-Laws of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.) (27)

4.1               Indenture between the Company and the Chase Manhattan Bank, as Trustee (2)

10.1              Rights Agreement, dated as of February 20,1997, between the Company and Continental Stock
                  Transfer and Trust Company, as Rights Agent (1)

10.1.1            Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc.
                  (the "Company") and Continental Stock Transfer & Trust Company, as Rights Agent, appointing
                  American Stock Transfer & Trust Company dated as of January 4, 1999 (4)

10.1.2            Amendment Number 2 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc.
                  (the "Company") and American Stock Transfer & Trust Company, as Rights Agent, dated as of April
                  12, 2004 (25)

10.2              1994 Stock Option Plan, as amended (7)*

10.3              1996 Stock Option Plan, as amended (9)*

10.4              Employee Stock Purchase Plan (5)

10.5              Brightpoint, Inc. 401(k) Plan (2001 Restatement) (12)

10.6              Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002 (12)

10.7              Brightpoint, Inc. 401(k) Plan, effective October 1, 2002 (16)

10.8              2004 Long-Term Incentive Plan (23)*

10.8.1            Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and
                  Executive Grantee (21)*

10.8.2            Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and
                  Non-executive Grantee (21)*

10.8.3            Form of Restricted Stock Unit Award Agreement between the Company and Grantee (21)*

10.9              Amended and Restated Independent Director Stock Compensation Plan (24)*

10.10             Form of Indemnification Agreement between the Company and Officers (21)

10.10.1           Indemnification Agreement between Brightpoint and Mr. Frank Terence dated July 29, 2003 (19)

10.10.2           Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004
                  (20)

10.11             Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July
                  1,1999 (6)*

10.11.1           Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and
                  Robert J. Laikin dated July 1, 1999 (8)*

10.11.2           Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (16)*

10.11.3           Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (20)*

10.12             Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1,
                  1999 (6)*

10.12.1           Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the
                  Company and J. Mark Howell dated July 1, 1999 (8)*

10.12.2           Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (16)*

10.12.3           Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (20)*

10.13             Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1,
                  1999 (6)*

10.13.1           Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the
                  Company and Steven E. Fivel dated July 1, 1999 (8)*

10.13.2           Amendment dated January 1, 2002 to the Amended and Restated Employment Agreement between the
                  Company and Steven E. Fivel dated July 1, 1999 (12)*

10.13.3           Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (16)*

10.13.4           Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999 (20)*

10.14             Employment Agreement between the Company and Frank Terence dated April 22, 2002 (13)*

10.14.1           Amendment dated January 1, 2003 to the Employment Agreement between the Company and Frank Terence dated April 22, 2002 (16)*

10.14.2           Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Frank Terence dated April 22, 2002 (20)*

10.15             Employment Agreement between the Company and Lisa M. Kelley dated June 9, 2003 (20)*

10.16             Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998
                  (3)

10.17             Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000 (8)

10.18             Lease Agreement between the Company and DP Industrial, LLC, dated as of October 1, 2004 (29)

10.19             Lease Agreement between the Company and Perpetual Trustee Company Limited, dated November 10,
                  2004 (31)

10.20             Distributor Agreement dated October 29, 2001 between Nokia Inc. and Brightpoint North America
                  L.P. (12)**

10.20.1           Amendment dated December 19, 2002 to distribution agreement dated October 29, 2001 between
                  Brightpoint North America L.P. and Nokia Inc. (16)**


10.20.2           Amendment No. 2 dated December 31, 2003 to Distributor Agreement between Brightpoint North
                  America, L.P. and Nokia, Inc. (20) **

10.21             Credit Agreement dated as of October 31, 2001 (as amended) among Brightpoint North America, L.P.,
                  Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation (10)**

10.21.1           Amendment No. 2 dated September 27, 2002 to Credit Agreement among Brightpoint North America,
                  L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (14)

10.21.2           Amendment No. 3 dated December 13, 2002 to Credit Agreement among Brightpoint North America,
                  L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (15)

10.21.3           Amendment No. 4 dated December 13, 2002 to Credit Agreement among Brightpoint North America,
                  L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (17)

10.21.4           Amendment No. 5 dated July 7, 2003 to Credit Agreement among Brightpoint North America, L.P.,
                  Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (18)

10.21.5           Amendment No. 6 dated November 3, 2003 to Credit Agreement among Brightpoint North America, L.P.,
                  Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (20)

10.21.6           Amended and Restated Credit Agreement dated as of March 18, 2004 among Brightpoint North America,
                  L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (26) **

10.21.7           Amendment dated September 20, 2004 to Credit Agreement among Brightpoint North America, L.P.,
                  Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation (28)

10.22             Credit Agreement dated December 24, 2002 between Brightpoint Australia Pty Limited, Advanced
                  Portable Technologies Limited and GE Commercial Finance (16)

10.23             Credit Agreement dated as of November 28, 2003 between Brightpoint New Zealand Limited and GE
                  Capital (NZ) Limited (20)

10.24             Agreement dated June 6, 2002 between the Company and Chanin Capital Partners (16)

10.24.1           Amendment dated July 8, 2002 to the Agreement between the Company and Chanin Capital Partners dated June 6, 2002 (16)

10.25             Management Services Agreement between the Company and Persequor Limited, dated as of October 3,
                  2004 (30)

21                Subsidiaries (31)

23                Consent of Independent Auditors (11)

31.1              Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange
                  Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (31)

31.2              Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange
                  Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (31)

32.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
                  Section 906 of the Sarbanes-Oxley Act of 2002 (31)

32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

99.1              Cautionary Statements (31)

Footnotes
(1)               Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)               Incorporated by reference to the applicable exhibit filed with Company's Current Report on Form
                  8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)               Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1998.

(4)               Incorporated by reference to the applicable exhibit filed with the Company's Form 10-K for the fiscal year ended December 31, 1998.

(5)               Incorporated by reference to Appendix B filed with the Company's Proxy Statement dated April 15,
                  1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)               Incorporated by reference to the applicable exhibit filed with the Company's Quarterly report on
                  Form 10-Q for the quarter ended June 30, 1999.

(7)               Incorporated by reference to the applicable exhibit filed with the Company's Registration
                  Statement on Form S-8 (333-87863) dated September 27, 1999.

(8)               Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 2000.

(9)               Incorporated by reference to the applicable exhibit filed with the Company's Tender Offer
                  Statement on Schedule TO dated August 31, 2001.

(10)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed February 26, 2002 for the event dated November 1, 2001.

(11)              Filed as page F-1 of this report on Form 10-K.

(12)              Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(13)              Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2002.

(14)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed October 2, 2002 for the event dated September 27, 2002.

(15)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed December 16, 2002 for the event dated December 13, 2002.

(16)              Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2002

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

(20)              Incorporated by reference to the applicable exhibit filed with the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2003

(21)              Incorporated by reference to the applicable exhibit filed with the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2004

(22)              Incorporated by reference to Appendix E to Brightpoint, Inc.'s Proxy Statement dated April 26,
                  2004 relating to its Annual Stockholders meeting held June 3, 2004

(23)              Incorporated by reference to Appendix D to Brightpoint, Inc.'s Proxy Statement dated April 26,
                  2004 relating to its Annual Stockholders meeting held June 3, 2004

(24)              Incorporated by reference to Appendix C to Brightpoint, Inc.'s Proxy Statement dated April 26,
                  2004 relating to its Annual Stockholders meeting held June 3, 2004

(25)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(26)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed March 25, 2004 for the event dated March 18, 2004

(27)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report of
                  Form 8-K filed June 3, 2004 for the event dated June 3, 2004

(28)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed September 23, 2004 for the event dated September 20, 2004

(29)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(30)              Incorporated by reference to the applicable exhibit filed with the Company's Current Report on
                  Form 8-K filed October 6, 2004 for the event dated October 3, 2004

(31)              Filed herewith

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

                              BRIGHTPOINT, INC.

Date: February 1, 2005         /s/ Robert J. Laikin
                              ---------------------------------------------
                              By: Robert J. Laikin
                              Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   SIGNATURE                                         TITLE                                                     DATE
---------------------------        -----------------------------------------------------------------     ----------------

/s/ Robert J. Laikin               Chairman of the Board                                                 February 1, 2005
---------------------------        Chief Executive Officer and Director (Principal Executive Officer)
Robert J. Laikin

/s/ Frank Terence                  Executive Vice President, Chief Financial                             February 1, 2005
---------------------------        Officer and Treasurer (Principal Financial Officer)
Frank Terence

/s/ Lisa M. Kelley                 Senior Vice President and Corporate Controller                        February 1, 2005
---------------------------
Lisa M. Kelley                     (Principal Accounting Officer)

/s/ Catherine M. Dalton            Director                                                              February 1, 2005
---------------------------
Catherine M. Dalton

/s/ Eliza Hermann                  Director                                                              February 1, 2005
---------------------------
Eliza Hermann

/s/ V. William Hunt                Director                                                              February 1, 2005
---------------------------
V. William Hunt

/s/ Marisa E. Pratt                Director                                                              February 1, 2005
---------------------------
Marisa E. Pratt

/s/ Richard W. Roedel              Director                                                              February 1, 2005
---------------------------
Richard W. Roedel

/s/ Stephen H. Simon               Director                                                              February 1, 2005
---------------------------
Stephen H. Simon

/s/ Jerre L. Stead                 Director                                                              February 1, 2005
---------------------------
Jerre L. Stead

/s/ Robert F. Wagner               Director                                                              February 1, 2005
---------------------------
Robert F. Wagner

FINANCIAL INFORMATION                                                 APPENDIX A

CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reports of Independent Registered Public Accounting Firm.........................A-2
Management's Responsibility for Financial Statements.............................A-4
Consolidated Statements of Operations............................................A-5
Consolidated Balance Sheets......................................................A-6
Consolidated Statements of Cash Flows............................................A-7
Consolidated Statements of Shareholders' Equity..................................A-8
Notes to Consolidated Financial Statements.......................................A-9
Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................................A-41
Operating Segments...............................................................A-82
Future Operating Results.........................................................A-83
Financial Market Risk Management.................................................A-84
Other Information................................................................A-85

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively, on January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brightpoint, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2005 expressed an unqualified opinion thereon.

                              /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Brightpoint, Inc.

We have audited management's assessment, included in the accompanying "MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS," that Brightpoint, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Brightpoint, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2004 of Brightpoint, Inc. and our report dated February 1, 2005 expressed an unqualified opinion thereon.

Indianapolis, Indiana                                   /s/ ERNST & YOUNG LLP
February 1, 2005

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Brightpoint, Inc. is responsible for the preparation and integrity of the Company's Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in this Annual Report. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management's authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States. A staff of internal auditors regularly monitors, on a worldwide basis, the adequacy and effectiveness of internal accounting controls. The Vice-President of Internal Audit reports directly to the audit committee of the board of directors. We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. We are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our culture demands integrity and an unyielding commitment to strong internal practices and policies. Finally, we have the highest confidence in our financial reporting, underlying system of internal controls, and our people, who are objective in their responsibilities and operate under a code of conduct and the highest level of ethical standards.

The Company employed the Internal Control - Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of Brightpoint, Inc. has assessed the Company's internal control over financial reporting to be effective as of December 31, 2004. There has not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The financial statements for each of the years covered in this Annual Report have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP have provided an independent assessment as to the fairness of the financial statements and an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2004. Ernst & Young reports directly to the audit committee of the board of directors.

The Board of Directors has appointed an Audit Committee whose current three members are not employees of the Company. The Board of Directors has also adopted a written charter that establishes the roles and responsibilities of the Audit Committee. Pursuant to its charter, the Audit Committee meets with certain members of management, internal audit and the independent auditors to review the results of their work and satisfy itself that their responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have discussions with the Audit Committee regarding appropriate matters, with and without management present.

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

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                                2004        2003         2002
                                                                            ----------   ----------   ----------
Revenue
   Distribution revenue                                                     $1,559,109   $1,540,471   $1,048,493
   Logistics services revenue                                                  306,478      225,905      181,284
                                                                            ----------   ----------   ----------
Total revenue                                                                1,865,587    1,766,376    1,229,777

Cost of revenue
   Cost of distribution revenue                                              1,500,105    1,486,166    1,018,913
   Cost of logistics services revenue                                          246,709      180,930      141,950
                                                                            ----------   ----------   ----------
Total cost of revenue                                                        1,746,814    1,667,096    1,160,863
                                                                            ----------   ----------   ----------

Gross profit                                                                   118,773       99,280       68,914

Selling, general and administrative expenses                                    84,775       70,124       67,173
Facility consolidation charge (benefit)                                           (236)       5,461            -
                                                                            ----------   ----------   ----------
Operating income from continuing operations                                     34,234       23,695        1,741

Interest expense                                                                 1,870        1,815        6,172
Interest income                                                                   (986)        (652)        (379)
Impairment loss on long-term investment                                              -            -        8,305
Loss (gain) on debt extinguishment                                                   -          365      (44,378)
Other expenses                                                                   1,860        2,251        1,630
                                                                            ----------   ----------   ----------
Income from continuing operations before income taxes                           31,490       19,916       30,391

Income tax expense                                                               9,017        4,793       15,431
                                                                            ----------   ----------   ----------
Income from continuing operations before minority interest                      22,473       15,123       14,960

Minority interest                                                                    -          (24)           -
                                                                            ----------   ----------   ----------

Income from continuing operations                                               22,473       15,147       14,960

Discontinued operations:
     Loss from discontinued operations                                            (475)      (2,890)     (14,016)
     Loss on disposal of discontinued operations                                (5,713)        (528)      (2,617)
                                                                            ----------   ----------   ----------
Total discontinued operations                                                   (6,188)      (3,418)     (16,633)

Income (loss) before cumulative effect of a change in accounting principle      16,285       11,729       (1,673)

Cumulative effect of a change in accounting principle, net of tax                    -            -      (40,748)
                                                                            ----------   ----------   ----------

Net income (loss)                                                           $   16,285   $   11,729   $  (42,421)
                                                                            ==========   ==========   ==========

Basic per share:
     Income from continuing operations                                      $     1.21   $     0.83   $     0.83
     Discontinued operations                                                     (0.33)       (0.19)       (0.93)
     Cumulative effect of a change in accounting principle, net of tax               -            -        (2.26)
                                                                            ----------   ----------   ----------
     Net income (loss)                                                      $     0.88   $     0.64   $    (2.36)
                                                                            ==========   ==========   ==========

Diluted per share:
     Income from continuing operations                                      $     1.17   $     0.80   $     0.83
     Discontinued operations                                                     (0.32)       (0.18)       (0.93)
     Cumulative effect of a change in accounting principle, net of tax               -            -        (2.26)
                                                                            ----------   ----------   ----------
     Net income (loss)                                                      $     0.85   $     0.62   $    (2.36)
                                                                            ==========   ==========   ==========

Weighted average common shares outstanding:
     Basic                                                                      18,552       18,170       17,996
                                                                            ==========   ==========   ==========
     Diluted                                                                    19,169       19,002       18,019
                                                                            ==========   ==========   ==========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                     DECEMBER 31,
                                                               ------------------------
                                                                 2004           2003
                                                               ---------     ----------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  72,120     $   98,879
     Pledged cash                                                 13,830         22,042
     Accounts receivable (less allowance for doubtful
       accounts of $6,215 in 2004 and $7,683 in 2003)            144,106        132,944
     Inventories                                                 109,559        108,665
     Contract financing receivable                                14,022         10,838
     Other current assets                                         20,641         13,083
                                                               ---------     ----------
Total current assets                                             374,278        386,451

Property and equipment, net                                       27,503         29,566
Goodwill and other intangibles, net                               21,981         19,340
Other assets                                                       6,586          9,333
                                                               ---------     ----------

Total assets                                                   $ 430,348     $  444,690
                                                               =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $ 191,820     $  204,242
     Accrued expenses                                             61,660         60,960
     Unfunded portion of contract financing receivable            23,375         15,697
     Lines of credit                                                   -         16,207
                                                               ---------     ----------
Total current liabilities                                        276,855        297,106
                                                               ---------     ----------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                      -              -

Shareholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                     -              -
     Common stock, $0.01 par value: 100,000 shares
       authorized; 19,499 issued in 2004 and 19,262 issued
       and outstanding in 2003                                       195            193
     Treasury stock, at cost, 1,606 shares                       (24,010)             -
     Additional paid-in capital                                  233,768        227,338
     Retained earnings (deficit)                                 (61,453)       (77,738)
     Accumulated other comprehensive income (loss)                 4,993         (2,209)
                                                               ---------     ----------
Total shareholders' equity                                       153,493        147,584
                                                               ---------     ----------

Total liabilities and shareholders' equity                     $ 430,348     $  444,690
                                                               =========     ==========


See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                 2004              2003             2002
                                                                               ---------         ---------       ----------
OPERATING ACTIVITIES
Net income (loss)                                                              $  16,285         $  11,729       $  (42,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                10,815            12,733           12,431
     Amortization of debt discount                                                     -                33            3,709
     Facility consolidation charge (benefit)                                        (236)            5,461                -
     Pledged cash requirements                                                     3,212            (2,308)           1,923
     Change in deferred taxes                                                        609             2,010           12,852
     Discontinued operations                                                       6,188             3,418           16,633
     Net cash used by discontinued operations                                     (1,290)           (2,985)          (9,672)
     Income tax benefits from exercise of stock options                            5,418               445                -
     Gain (loss) on debt extinguishment                                                -               365          (44,378)
     Minority interest                                                                 -                24                -
     Cumulative effect of a change in accounting principle, net of tax                 -                 -           40,748
     Impairment loss on long-term investment                                           -                 -            8,305
     Changes in operating assets and
       liabilities, net of effects from acquisitions and divestitures:
         Accounts receivable                                                     (15,678)           (4,306)          70,068
         Inventories                                                               2,100           (27,575)          53,888
         Other operating
assets                                                                            (1,412)              806           17,450
         Accounts payable and accrued expenses                                   (18,370)           55,677          (71,415)
                                                                               ---------         ---------       ----------
Net cash provided by operating activities                                          7,641            55,527           70,121

INVESTING ACTIVITIES
Capital expenditures                                                              (8,343)           (6,057)          (8,671)
Purchase acquisitions, net of cash acquired                                       (1,634)           (2,880)               -
Cash effect of divestitures                                                          576             1,328           (3,549)
Decrease in funded contract financing receivables                                  4,398             5,887           20,750
Decrease (increase) in other assets                                                 (920)              154              169
                                                                               ---------         ---------       ----------
Net cash provided (used) by investing activities                                  (5,923)           (1,568)           8,699

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                                     (16,500)            2,761          (18,436)
Pledged cash requirements                                                          5,000            (5,000)               -
Purchase of treasury stock                                                       (24,010)                -                -
Repurchase of convertible notes                                                        -           (11,980)         (75,015)
Proceeds from common stock issuances under employee stock
    option and purchase plans                                                      1,013            12,383              173
                                                                               ---------         ---------       ----------
Net cash used by financing activities                                            (34,497)           (1,836)         (93,278)

Effect of exchange rate changes on cash and cash equivalents                       6,020             2,958              (39)
                                                                               ---------         ---------       ----------
Net increase (decrease) in cash and cash equivalents                             (26,759)           55,081          (14,497)
Cash and cash equivalents at beginning of year                                    98,879            43,798           58,295
                                                                               ---------         ---------       ----------
Cash and cash equivalents at end of year                                       $  72,120         $  98,879       $   43,798
                                                                               =========         =========       ==========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

                                                                                         Accumulated
                                                               Additional    Retained       Other         Total
                                             Common  Treasury   Paid-in      Earnings   Comprehensive  Shareholders   Comprehensive
                                              Stock   Stock     Capital     (Deficit)   Income (Loss)     Equity      Income (Loss)
                                             ------  --------  ----------   ---------   -------------  ------------   -------------
Balance at December 31, 2001                 $  180  $      -  $  214,352   $ (47,046)  $     (17,473) $    150,013

     Net loss                                     -         -           -     (42,421)              -       (42,421)  $     (42,421)
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                              -         -           -           -           5,929         5,929           5,929
      Unrealized loss on derivatives, net
         of income tax                            -         -           -           -             (50)          (50)            (50)
      Common stock issued in connection
         with employee stock option and
         purchase plans and related income
         tax benefit                              -         -         172           -               -           172               -
                                             ------  --------  ----------   ---------   -------------  ------------   -------------
Balance at December 31, 2002                 $  180  $      -  $  214,524   $ (89,467)  $     (11,594) $    113,643   $     (36,542)
                                                                                                                      =============

2003 Activity:

     Net income                                   -         -           -      11,729               -        11,729   $      11,729
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                              -         -           -           -           9,385         9,385           9,385
      Common stock issued in connection
         with employee stock option and
         purchase plans and related income
         tax benefit                             13         -      12,814           -               -        12,827               -
                                             ------  --------  ----------   ---------   -------------  ------------   -------------
Balance at December 31, 2003                 $  193  $      -  $  227,338   $ (77,738)  $      (2,209) $    147,584   $      21,114
                                                                                                                      =============

2004 Activity:
     Net income                                   -         -           -      16,285               -        16,285   $      16,285
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                              -         -           -           -           7,202         7,202           7,202
      Purchase of treasury stock                  -   (24,010)          -           -               -       (24,010)              -
      Common stock issued in connection
         with employee stock option and
         purchase plans and related income
         tax benefit                              2         -       6,430           -               -         6,432               -
                                             ------  --------  ----------   ---------   -------------  ------------   -------------
Balance at December 31, 2004                 $  195  $(24,010) $  233,768   $ (61,453)  $       4,993  $    153,493   $      23,487
                                                                                                                      =============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Brightpoint, Inc. is one of the largest dedicated distributors of wireless devices and accessories and providers of logistics services to mobile operators, with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, France, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, United Arab Emirates and the United States. The Company provides logistics services including, procurement, inventory management, customized packaging, fulfillment, activation management, prepaid and e-business solutions within the global wireless industry. Customers include wireless network operators (also referred to as "mobile operators"), resellers, retailers and wireless equipment manufacturers. The Company handles wireless products manufactured by wireless device manufacturers such as Nokia, Motorola, Kyocera, Audiovox, LG Electronics, Sony Ericsson, Siemens, Samsung and High Tech Computer Corp.

The Company was incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, the Company changed its name to Brightpoint, Inc. In June 2004, the Company reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, with the exception of the Brightpoint India Limited subsidiary that is 85% owned by the Company. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company's financial position or results of operations.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

revenue is determined based on either the gross method or the net method. The amount under the gross method includes the value of the product sold while the amount under the net method does not include the value of the product sold.

For distribution revenue, which is recorded using the gross method, the criteria of SAB 101 and SAB 104 are generally met upon shipment to customers, including title transfer, and, therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery and, therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance to the provisions of SAB 101 and SAB 104. Sales are recorded net of discounts, rebates, returns, and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance), warranties or other arrangements. A portion of the Company's sales involves shipments of products directly from its suppliers to its customers. In such circumstances, the Company negotiates the price with the supplier and the customer, assumes responsibility for the delivery of the product and, at times, takes the ownership risk while the product is in transit, pays the supplier directly for the product shipped, establishes payment terms and bears credit risk of collecting payment from its customers. Furthermore, in these arrangements, the Company bears responsibility for accepting returns of products from the customer. Under these arrangements, the Company serves as the principal with the customer, as defined by Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19"), Reporting Revenue Gross as a Principal versus Net as an Agent, and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or in cases of FOB destination, CIP destination, or similar terms, the Company recognizes the sales upon confirmation of delivery to the customer at the named destination.

For logistics service revenue, the criteria of SAB 101 and SAB 104 are met when the Company's logistics services have been performed and, therefore, revenue is recognized at that time. As a part of our logistics services the Company may, in certain circumstances, manage and distribute wireless devices and prepaid recharge cards on behalf of various mobile operators and assumes little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements the Company has an agency relationship in the transaction as defined by EITF 99-19 and recognizes only the fee associated with serving as an agent. In circumstances where the Company acts as the obligor in the purchase and resale of prepaid recharge cards or electronic codes, the Company recognizes the full sales price using the gross method. As part of the logistics services, the Company may provide contract financing services to mobile operators. In these arrangements, the service fee is recorded net and is recognized when products have been shipped. In other logistics services arrangements, the Company receives activation commissions for acquiring subscribers on behalf of mobile operators through its independent dealer agents or through Company-owned stores. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber's service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances when the Company acts as the obligor and determines the commission it will offer to independent dealer/agents, the Company recognizes the full commission earned from the mobile operator using the gross method. In circumstances where the Company is acting as an agent for mobile operators as defined by EITF 99-19, the Company recognizes the revenue using the net method. Performance penalty clauses may be included in certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

contracts whereby the Company provides for logistics services within its Americas division. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.

GROSS PROFIT

The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs, freight, direct and indirect labor, facilities, equipment and related costs, including depreciation, information systems, including related maintenance and depreciation, and other indirect costs associated with products sold and services provided.

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

- Price protection: consideration is received from certain, but not all, suppliers in the form of a credit memo based on market conditions as determined by the supplier. The amount is determined based on the difference between original purchase price from the supplier and revised list price from the supplier. The term of the price protection varies by supplier and product, but is typically less than one month from original date of purchase. This amount is accrued as a reduction of trade accounts payable until a credit memo is received and applied as a debit to the outstanding accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those wireless devices already sold.

- Volume incentive rebates: consideration is received from certain suppliers when purchase or sell-through targets are attained or exceeded within a specified time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those devices already sold. In certain markets, the amount of the rebate is determined based on actual volumes purchased for the incentive period to date at the established rebate percentage without minimum volume purchase requirements. In other markets, where the arrangement has a tiered rate structure for increasing volumes, the rate of the rebate accrual is determined based on the actual volumes purchased plus reasonable, predictable estimates of future volumes within the incentive period. In the event the future volumes are not reasonably estimable, the Company records the incentive at the conclusion of the rebate period or at the point in time when the volumes are reasonably estimable. Upon expiration of the rebate period an adjustment is recognized through inventory or cost of sales for devices already sold if there is any variance between estimated rebate receivable and actual rebate earned. To the extent that the Company passes-through rebates to our customers, the amount is recognized as a liability in the period that it is probable and reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

- Marketing, training and promotional funds: consideration is received from certain suppliers for cooperative arrangements related to market development, training and special promotions agreed upon in advance. The amount received is generally in the form of a credit memo, which is applied to trade accounts payable. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduces this liability. To the extent that the Company incurs costs in excess of the established supplier fund, the Company recognizes the amount as a selling expense.

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Pledged cash represents cash reserved as collateral for letters of credit issued by financial institutions on behalf of the Company or its subsidiaries as collateral for vendor credit facilities, on a short-term credit facility in India in 2003, and as collateral for an accounts receivable sale facility in France.

CONCENTRATIONS OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to mobile operators, agents, resellers, dealers and retailers in the global wireless industry and are dispersed throughout the world, including North America, South America, Asia and the Pacific Rim and Europe. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company does not generally require collateral from its customers to secure trade accounts receivable.

In 2004, no customer accounted for more than 10% of our total revenue. In 2003, Computech Overseas International ("Computech"), a customer of the Company's Brightpoint Asia Limited operations, accounted for approximately 10% of the Company's total revenue and 19% of the Asia-Pacific division's revenue. In 2002, Computech accounted for approximately 13% of the Company's total revenue and 30% of the Asia-Pacific division's revenue. At December 31, 2004 and 2003, there were no amounts owed to the Company from Computech. Although Nextel Communications, Inc. ("Nextel"), a fee-based logistics service customer, is less than 10% of the Company's total revenue, it is more than 10% of wireless devices handled in the Company's North American business. Sprint is a customer and a supplier within the channel services business in the Company's North American business. On December 15, 2004, Sprint and Nextel announced a definitive agreement for a merger of equals. The loss or a significant reduction in business activities by the Company's customers, including Computech Overseas International and Nextel, could have a material adverse affect on the Company's revenue and results of operations.

The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Products sourced from the Company's largest supplier, Nokia, accounted for approximately 63%, 79% and 63% of product purchases in 2004, 2003 and 2002, respectively. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of our subsidiaries in support of their vendor credit facilities. The payment terms received from the Company's suppliers is dependent on several factors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

including, but not limited to, the Company's payment history with the supplier, the suppliers credit granting policies, contractual provisions, the Company's overall credit rating as determined by various credit rating agencies, the Company's recent operating results, financial position and cash flows and the supplier's ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company's control, could have a material adverse effect on the Company's operations. The Company believes that its relationships with its suppliers are satisfactory, however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.

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

ACCOUNTS RECEIVABLE TRANSFERS

The Company from time to time enters into certain transactions with banks and other third-party financing organizations with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sale of these certain accounts receivable reduces the accounts receivable balance outstanding and are not included in total revenue as reported in the Consolidated Statements of Operations. Fees, in the form of discounts, are recorded as losses on the sale of assets, which are included as a component of "Other expenses" in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and have no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances the Company may be required to repurchase the accounts. See Note 9 to the Consolidated Financial Statements for further discussion of these off-balance sheet transactions.

CONTRACT FINANCE RECEIVABLES

The Company offers financing of inventory and receivables to certain mobile operator customers and their authorized dealer agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements, however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that it has purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for amounts it has financed. The amount financed pursuant to these arrangements is recorded as a current asset under the caption "Contract financing receivable" and any trade accounts payable pursuant to the arrangements is recorded as a current liability under the heading "Unfunded portion of contract financing receivable." The

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Company charges a fee for providing these contract financing services and records revenue for these logistics services at the amount of the net margin rather than the gross amount of the transactions. In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements.

At December 31, 2004 and 2003, contract financing receivable of $14.0 million and $10.8 million, respectively, included $2.3 million and $1.9 million, respectively, of wireless products located at the Company's facilities. In addition, at December 31, 2004 and 2003, the Company had $23 million and $15.7 million, respectively, in vendor payables related to purchases made for these arrangements, which it considers to be the unfunded portion of these receivables.

The Company's contract financing activities are provided to mobile operators and their authorized dealer agents and wireless equipment manufacturers located in the United States and Australia. Decisions to grant credit under these arrangements are generally at the discretion of the Company, are made within guidelines established by the mobile operators and wireless equipment manufacturers and are subject to the Company's normal credit granting and ongoing credit evaluation process. The Company's contract financing services, and related fees, are included as an integral part of the Company's logistics services and are not separately computed or accounted for. Logistics service fees are included in revenues in the Statement of Income.

INVENTORIES

Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost or market. Overhead expenses are capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Inventory adjustments for obsolescence and lower of cost or market value may be expensed directly or applied to an inventory valuation allowance, depending on the nature of the adjustment. During the years ended December 31, 2004 and 2003, the Company had no individually significant inventory valuation adjustments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 2004 and 2003, of cash and cash equivalents, pledged cash, accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, unfunded portion of contract financing receivable and certain of the Company's credit facilities approximate their fair values because of the short maturity of those instruments. The carrying amount of short-term debt at December 31, 2004 and 2003, approximates fair value as this debt is revolving and has a variable interest rate that fluctuates with market rates. See Note 3 for disclosure of the fair value of the Company's investment in Chinatron Group Holdings Limited ("Chinatron") Class B Preference Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are stated at cost and depreciated ratably over the lease term of the associated property. Maintenance and repairs are charged to expense as incurred.

IMPAIRMENT OF LONG-LIVED TANGIBLE AND FINITE-LIVED INTANGIBLE ASSETS

The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2004, the finite-lived intangible assets total $3.0 million, net of accumulated amortization of $1.9 million and are currently being amortized over three to five years at approximately $517 thousand per year. For 2004 and 2003, the Company incurred no impairment charges for these intangibles.

GOODWILL

The Company adopted the FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill and performs an impairment test on its goodwill at least annually. During the second quarter of 2002, the Company completed the transitional impairment test required under SFAS No. 142. During the first quarter of 2002, as a result of the initial transitional impairment test, the Company recorded an impairment charge of approximately $41 million, which is presented as a cumulative effect of a change in accounting principle, net of tax. In the fourth quarter of 2004, 2003 and 2002, the Company performed the required annual impairment test on its remaining goodwill and incurred no additional impairment charges. The Company's reporting units are contained within three operating segments, the Americas, Europe and Asia-Pacific as defined under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions of SFAS 142 and performs the necessary goodwill impairment tests at the reporting unit level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2004, are as follows (in thousands):

                                                             Europe         Asia-Pacific         Total
                                                            ---------       ------------        ---------
Balance at December 31, 2003                                $  15,694         $  1,013          $  16,707
Goodwill from acquisitions                                        555              392                947
Effects of foreign currency fluctuation                         1,260               90              1,350
                                                            ---------         --------          ---------
Balance at December 31, 2004                                $  17,509         $  1,495          $  19,004
                                                            =========         ========          =========

FOREIGN CURRENCY TRANSLATION

The functional currency for most of the Company's foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the year and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as a component of "Other expenses." Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

common share equivalents consist of stock options described in Note 14, to the Consolidated Financial Statements.

On October 15, 2003, and August 15, 2003, the Company effected 3 for 2 common stock splits, which the Company's Board of Directors approved. On June 26, 2002, the Company's stockholders approved a 1 for 7 reverse split of its common stock (effective June 27, 2002). Per share amounts for all periods presented in this report have been adjusted to reflect this reverse stock split and the 3 for 2 common stock splits.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2004, 2003 and 2002 (in thousands, except per share data):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  2004        2003          2002
                                                                                --------    --------      ---------
Income from continuing operations                                               $ 22,473    $ 15,147      $  14,960
Discontinued operations                                                           (6,188)     (3,418)       (16,633)
Cumulative effect of a change in accounting principle,
   net of tax                                                                          -           -        (40,748)
                                                                                --------    --------      ---------
Net income (loss)                                                               $ 16,285    $ 11,729      $ (42,421)
                                                                                ========    ========      =========

Basic:
   Weighted average shares outstanding                                            18,552      18,170         17,996
                                                                                ========    ========      =========
   Per share amount:
      Income from continuing operations                                         $   1.21    $   0.83      $    0.83
      Discontinued operations                                                      (0.33)      (0.19)         (0.93)
      Cumulative effect of a change in accounting principle,
         net of tax                                                                    -           -          (2.26)
                                                                                --------    --------      ---------
      Net income (loss)                                                         $   0.88    $   0.64      $   (2.36)
                                                                                ========    ========      =========

Diluted:
   Weighted average shares outstanding                                            18,552      18,170         17,996
  Net effect of dilutive stock options-based on the treasury
      stock method using average market price                                        617         832             23
                                                                                --------    --------      ---------
   Total weighted average shares outstanding                                      19,169      19,002         18,019
                                                                                ========    ========      =========

Per share amount:
      Income from continuing operations                                         $   1.17    $   0.80      $    0.83
      Discontinued operations                                                      (0.32)      (0.18)         (0.93)
      Cumulative effect of a change in accounting principle,
         net of tax                                                                    -           -          (2.26)
                                                                                --------    --------      ---------
      Net income (loss)                                                         $   0.85    $  (0.62)     $   (2.36)
                                                                                ========    ========      =========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

expense related to stock options and the ESPP that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               2004         2003           2002
                                                                            ----------    ---------      ----------
Net income (loss) as reported                                               $   16,285    $  11,729      $  (42,421)
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                                     (2,690)        (713)           (906)
                                                                            ----------    ---------      ----------
Pro forma net income (loss)                                                 $   13,595    $  11,016      $  (43,327)
                                                                            ==========    =========      ==========

Basic per share:
    Net income (loss), as reported                                          $     0.88    $    0.64      $    (2.36)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                                   (0.15)       (0.04)          (0.05)
                                                                            ----------    ---------      ----------
    Pro forma net income (loss)                                             $     0.73    $    0.60      $    (2.41)
                                                                            ==========    =========      ==========

Diluted per share:
    Net income (loss), as reported                                          $     0.84    $    0.62      $    (2.36)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                                   (0.14)       (0.04)          (0.05)
                                                                            ----------    ---------      ----------
    Pro forma net income (loss)                                             $     0.70    $    0.58      $    (2.41)
                                                                            ==========    =========      ==========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $5.4 million in 2004 and $445 thousand for 2003. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

OPERATING SEGMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 7 to the Consolidated Financial Statements, the Company discontinued several operating entities, which materially affected certain operating segments. All years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company's operations by segment is presented below (in thousands) for 2004, 2003 and 2002:

                      Product
                   Distribution                           Total         Operating                                     Allocated
                   Revenue from  Logistics Services      Revenue       Income from      Total        Allocated          Income
                      External       Revenue from      from External    Continuing      Segment     Net Interest     Tax Expense
                     Customers   External Customers     Customers     Operations(1)   Assets (2)    Expense (3)       Benefit)(3)
                   ------------  ------------------    -------------  -------------   ----------   -------------     ------------
2004:
THE AMERICAS       $    393,883       $   111,252      $   505,135     $   21,469     $ 152,802       $    309       $    6,097
ASIA-PACIFIC            924,024            44,126          968,150          9,410       160,578            270            2,450
EUROPE                  241,202           151,100          392,302          3,355       116,968            305              470
                   ------------       -----------      -----------     ----------     ---------       --------       ----------
                   $  1,559,109       $   306,478      $ 1,865,587     $   34,234     $ 430,348       $    884       $    9,017
                   ============       ===========      ===========     ==========     =========       ========       ==========

2003:
The Americas       $    394,044       $    75,574      $   469,618     $    3,620     $ 190,077       $    594       $      610
Asia-Pacific            962,681            33,116          995,797         14,088       159,005            217            3,117
Europe                  183,746           117,215          300,961          5,987        95,608            352            1,066
                   ------------       -----------      -----------     ----------     ---------       --------       ----------
                   $  1,540,471       $   225,905      $ 1,766,376     $   23,695     $ 444,690        $ 1,163       $    4,793
                   ============       ===========      ===========     ==========     =========       ========       ==========

2002:
The Americas       $    418,121       $    75,056      $   493,176     $   (2,031)    $ 173,371        $ 3,109       $   15,906
Asia-Pacific            504,886            22,613          527,499          6,466        84,920          1,717              476
Europe                  125,486            83,615          209,102         (2,694)       78,011            966             (951)
                   ------------       -----------      -----------     ----------     ---------       --------       ----------
                   $  1,048,493       $   181,284      $ 1,229,777     $    1,741     $ 336,302        $ 5,792       $   15,431
                   ============       ===========      ===========     ==========     =========       ========       ==========

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2) Corporate assets are included in the Americas segment.

(3) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                                     DECEMBER 31,
                                         ---------------------------------------
                                           2004          2003            2002
                                         ----------   ----------     ----------
Long-lived assets:
The Americas (1)                         $   21,952   $   27,121     $   38,274
Asia-Pacific                                 10,608        9,636          7,479
Europe                                       23,510       21,482         16,947
                                         ----------   ----------     ----------
                                         $   56,070   $   58,239     $   62,700
                                         ==========   ==========     ==========

   (1) Includes corporate assets.

2. FACILITY CONSOLIDATION CHARGE

During 2003, the Company consolidated its Richmond, California, call center operation into its Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in its Americas division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year of 2003, the total pre-tax charge was $5.5 million which included approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. During 2003, $2.1 million of this charge was used. The Company terminated the lease during the second quarter of 2004 utilizing $2.5 million of the reserve. The remaining reserve balance was related to final facility equipment costs and related legal fees.

Reserve activity for the facility consolidation as of December 31, 2004 and 2003 is as follows (in thousands):

                                          Lease                        Employee
                                       Termination       Fixed        Termination    Other Exit
                                          Costs          Assets          Costs          Costs         Total
                                       -----------      --------      -----------    ----------    --------
Provisions                               $   3,829      $  1,102      $     269      $   261       $  5,461
Cash usage                                    (450)            -           (269)        (252)          (971)
Non-cash usage                                   -        (1,102)             -            -         (1,102)
                                       -----------      --------      ---------      -------       --------
December 31, 2003                        $   3,379      $      -      $       -      $     9       $  3,388
                                       -----------      --------      ---------      -------       --------

Provisions                                    (236)            -              -            -           (236)
Cash usage                                  (3,143)            -              -           (9)        (3,152)
                                       -----------      --------      ---------      -------       --------
DECEMBER 31, 2004                        $       -      $      -      $       -      $     -       $      -
                                       -----------      --------      ---------      -------       --------

3. IMPAIRMENT LOSS ON LONG-TERM INVESTMENT

In January and April 2002, the Company received approximately $10 million and $11 million face value of Chinatron Class B Preference Shares which mature in 2007, respectively, pursuant to its divestiture of Brightpoint China Limited. The Chinatron Class B Preference Shares were convertible into ordinary shares of Chinatron at a ratio of 1:1, which represented approximately a 19.9% interest in Chinatron at June 30, 2002. Additionally, the provisions of the Chinatron shareholder agreement and the Chinatron preference shares allow the Company to participate in certain capital raising activities to protect the Company against dilution. As of June 30, 2002, the Company estimated that its investment in Chinatron had a fair value of approximately $10.3 million based on the Company's indirect ownership interest and the projected discounted free cash flows of Chinatron. The $10.3 million valuation of the Class B Preference Shares at June 30, 2002, was based on the original discounted cash flow analysis used to calculate the initial value of the Class B Preference Shares in the first quarter of 2002. At June 30, 2002, there were no significant events or circumstances that occurred subsequent to April 2002 that indicated the original discounted cash flow analysis required updating.

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

On October 11, 2002, the Company declined to subscribe for its pro rata portion of $5 million of loan notes and new warrants to be issued by Chinatron. The $5 million was comprised of $3 million in direct

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholder loans and $2 million was provided in the form of shareholder guarantees to support an incremental $2 million of bank financing. Warrants to purchase 163,058,794 shares, totaling 39% of the fully-diluted ordinary shares, of Chinatron were to be issued to shareholders providing such loans and guarantees. The Company declined to subscribe to its portion of the loan notes and warrants, due to the Company's liquidity constraints. The Company also waived its right to receive 25% of the shareholder loans as redemption of the Class B Preference Shares to induce other parties to invest in Chinatron.

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

As previously stated, the initial estimate of the value of the Chinatron Class B Preference shares was based on a discounted cash flow analysis calculating the equity value of Chinatron and applying the pro rata ownership percentage assuming conversion of the Class B Preference Shares to ordinary shares. Due to the modification of the conversion ratio and the resulting dilution as set forth above, the debt elements of the Chinatron Class B Preference Shares became superior to the equity value. Considering internal and external valuations, the Company determined the investment in Chinatron Class B Preference Shares had an estimated fair market value of approximately $1.7 million and $2 million at December 31, 2004 and 2003, respectively. At December 31, 2002, the Company recorded a non-cash impairment charge of $8.3 million relating to its investment in the Chinatron Class B Preference Shares. This loss was considered "other than temporary" as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115"). Management was responsible for estimating the value of the Chinatron Class B Preference Shares. In accordance with SFAS 115, the Company designated the Chinatron Class B Preference Shares as held-to-maturity.

4. LOSS OR GAIN ON DEBT EXTINGUISHMENT

On November 1, 2001, the Company's Board of Directors approved a plan under which allowed the Company to repurchase its remaining 250,000 zero-coupon, subordinated convertible notes due in the year 2018 ("Convertible Notes") outstanding. Between January 1, and February 10, 2003, the Company repurchased 17,602 of its Convertible Notes outstanding. The aggregate purchase price for the Convertible Notes was $9.7 million ($551 per Convertible Note). On March 11, 2003 the Company purchased 4,201 of the Convertible Notes pursuant to the exercise of a put option by the bondholders at their accreted value of $2.3 million, which was paid in cash. The remaining 129 Convertible Notes were redeemed on April 30, 2003 for $72 thousand ($555 per Convertible Note). In 2003, the Company recorded a loss on debt extinguishment related to these transactions of $365 thousand. At December 31, 2004 and 2003, there were no Convertible Notes outstanding.

During 2002, the Company repurchased 228,068 of its 250,000 then outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $75 million (at an average cost of $329 per Convertible Note) and was funded by a combination of working capital and a borrowing of $15 million under the credit facility with General Electric Commercial Finance and the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC. Approximately $30 million of the working capital funding came from Brightpoint Holdings B.V., the Company's primary foreign finance subsidiary. These transactions resulted in a pre-tax gain on debt extinguishment of $44 million.

5. INCOME TAX EXPENSE (BENEFIT)

For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2004          2003          2002
                                                              --------     ---------      ---------
United States                                                 $  7,236     $  (6,118)     $  29,961
Foreign                                                         24,254        26,034            430
                                                              --------     ---------      ---------
                                                              $ 31,490     $  19,916      $  30,391
                                                              ========     =========      =========

The reconciliation for 2004, 2003 and 2002 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                           2004         2003           2002
                                                                          ------        -----          -----
Tax at U.S. Federal statutory rate                                         35.0%         35.0%          35.0%
State and local income taxes, net of U.S. Federal benefit                   1.2          (0.8)          (1.7)
Net benefit of tax on foreign operations                                  (10.6)        (10.8)          17.4
Other                                                                       3.0           0.7            0.1
                                                                          -----         -----          -----
  Effective income tax rate                                                28.6%         24.1%          50.8%
                                                                          =====         =====          =====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       2004         2003         2002
                                                     --------     --------     --------
Current:
  Federal                                            $  1,649     $ (3,011)    $ (1,167)
  State                                                   577         (491)         375
  Foreign                                               6,182        6,285        3,371
                                                     --------     --------     --------
                                                        8,408        2,783        2,579
                                                     --------     --------     --------
Deferred:
  Federal                                                 710        1,323       11,606
  State                                                    86          289          684
  Foreign                                                (187)         398          562
                                                     --------     --------     --------
                                                          609        2,010       12,852
                                                     --------     --------     --------
                                                     $  9,017     $  4,793     $ 15,431
                                                     ========     ========     ========

There was a $455 thousand income tax benefit for 2004 from discontinued operations. In 2003 and 2002, the income tax expense (benefit) from discontinued operations were $164 thousand and $(3.4) million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the Company's net deferred tax after valuation allowance are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                              ---------------------
                                                                                2004        2003
                                                                              ---------   ---------
Deferred tax assets:
  Current:
   Capitalization of inventory costs                                          $     189   $     345
   Allowance for doubtful accounts                                                  904         370
   Accrued liabilities and other                                                  5,579       2,319
  Noncurrent:
   Depreciation                                                                     475           -
   Other long-term investments                                                      134       5,210
   Net operating losses and other carryforwards                                  15,104      14,312
                                                                              ---------   ---------
                                                                                 22,385      22,556
  Valuation allowance                                                           (13,029)    (15,471)
                                                                              ---------   ---------
Total deferred tax assets                                                         9,356       7,085

Deferred tax liabilities:
  Current:
    Other current liabilities                                                    (1,493)          -
  Noncurrent:
   Depreciation                                                                  (4,931)     (4,160)
   Other assets                                                                  (1,381)     (4,018)
                                                                              ---------   ---------
Total deferred tax liabilities                                                   (7,805)     (8,178)
                                                                              ---------   ---------
Net deferred tax liabilities                                                  $   1,551   $  (1,093)
                                                                              =========   =========

Income tax payments (receipts) were $4.5 million, $5.1 million and $(8.4) million in 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $16.3 million, of which approximately $5.2 million have no expiration date, approximately $3.2 million expires between 2007 and 2014, and $7.9 million expires in 2023. Undistributed earnings of the Company's foreign operations were approximately $31 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Currently, the Company is evaluating the Act but does not believe that it will have a significant impact on the Company's future tax position.

6. MINORITY INTEREST

On October 31, 2003, the Company sold 15% of its interest in Brightpoint India Private Limited to Persequor Limited ("Persequor") in exchange for a management services agreement, in which Persequor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will provide management services to Brightpoint India Private Limited for five years (ending October 31, 2008). On the fourth anniversary of the effective date and annually thereafter, Persequor has a right to require Brightpoint Holdings B.V. to purchase Persequor's interest in Brightpoint India Private Limited at a price determined by an appraisal method as defined in the shareholders' agreement. Termination of the shareholders' agreement is the earlier of (i) the date on which each of the Investors agree in writing or (ii) the tenth anniversary of the Effective Date. Upon termination, Brightpoint India Private Limited becomes owned by its shareholders and is no longer subject to a shareholders' agreement. As a result, there are no options or puts subsequent to termination. Effective July 1, 2004, Brightpoint India and Persequor amended the shareholders' agreement with respect to the put agreement as it relates the form of payment of the put and the mandatory redemption. The payment form is cash or 100% Brightpoint unregistered shares with mandatory redemption at the discretion of Brightpoint. For all years presented, the value of the put option is zero. The shares required to fulfill the put option are included in the diluted share calculation for diluted earnings per share, except when Brightpoint India's equity is negative and there is no dilution.

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

7. DIVESTITURES AND DISCONTINUED OPERATIONS

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

Details of discontinued operations are as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   2004          2003           2002
                                                                 --------      ---------      ---------
Revenue                                                          $  4,037      $  33,998      $ 166,020
                                                                 ========      =========      =========

Loss from discontinued operations
    Net operating loss                                           $   (354)     $  (2,288)     $  (9,860)
    Restructuring plan charges                                       (120)           (65)        (3,753)
    Other                                                              (1)          (537)          (403)
                                                                 --------      ---------      ---------
Total loss from discontinued operations                              (475)        (2,890)       (14,016)
                                                                 --------      ---------      ---------

Gain (loss) on disposal of discontinued operations
    Restructuring plan charges                                     (1,340)        (1,634)         1,380
    Net loss on sale of Ireland operations                         (3,751)             -              -
    Net loss on sale of Brazil operations                            (584)             -              -
    Net loss on sale of Mexico operations                               -              -         (2,244)
    Net loss on sale of Middle East operations                          -              -           (938)
    Recovery of contingent receivable                                   -          1,328              -
    Other                                                             (38)          (222)          (815)
                                                                 --------      ---------      ---------
Total gain (loss) on disposal of discontinued operations           (5,713)          (528)        (2,617)
                                                                 --------      ---------      ---------
Total discontinued operations                                    $ (6,188)      $ (3,418)     $ (16,633)
                                                                 ========       ========      =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                  DECEMBER 31,
                                                             ---------------------
                                                              2004         2003
                                                             ------      ---------
Total current assets                                         $  551      $  17,892
Other non-current assets                                        137            780
                                                             ------      ---------
Total assets                                                 $  688      $  18,672
                                                             ======      =========

Accounts payable                                             $   18      $  10,281
Accrued expenses and other liabilities                          752          1,493
                                                             ------      ---------
Total liabilities                                            $  770      $  11,774
                                                             ======      =========

Brazil Operations

On May 7, 2004, through certain of the Company's subsidiaries the Company completed the sale of its entire interest in Brightpoint do Brasil Ltda. ("Brightpoint Brazil"). The Company recorded a $584 thousand loss from the sale, net of income taxes. Brightpoint Brazil was part of the 2001 Restructuring Plan and has been included in discontinued operations for all periods presented.

Ireland Operations

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

Middle East Operations

During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former managing director of the Company's operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006, respectively. The notes bear interest at 4% per annum and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were recorded at a discount to face value. The $1.2 million promissory note was paid in full during 2004. The outstanding amount from the $3.0 million promissory note at December 31, 2004, was $3.3 million, of which $338 thousand is payable in 2005. The Company recorded an initial loss on the transaction of $1.6 million, including the recognition of accumulated foreign currency translation gains of $300 thousand in 2002. The Company received $1.3 million in contingent consideration in 2003. This loss and the results of operations of the Company's former Middle East operations are reflected in discontinued operations and prior periods have been reclassified accordingly. Concurrent with the completion of this transaction, $5 million of cash, which was pledged by Brightpoint Holdings B.V. to support letters of credit utilized by the Company's operations in the Middle East, was released and was classified as unrestricted. The Company has paid and expects to pay management fees, including performance based bonuses, to Persequor for providing management services relating to the export sales activities of Brightpoint Asia Limited to certain markets in the Asia-Pacific division. The Company retained Brightpoint Asia Limited pursuant to the transaction.

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

2001 Restructuring Plan specific to the China Operations

Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry and, is beneficially owned, in part, by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. Originally, Jerre L. Stead, a director of Brightpoint, Inc. was also a director of Chinatron. Mr. Stead has not been a director of Chinatron since July 2004. The Company's Chairman of the Board and Chief Executive Officer, Robert J. Laikin, and the former managing director of Brightpoint China Limited were founding shareholders of Chinatron. Prior to the Company entering into the agreement to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

form the joint venture, Mr. Laikin, disposed of his interest in Chinatron primarily through the sale of his interest to a company owned by the former managing director of Brightpoint China Limited and by a former executive of Brightpoint, Inc. In exchange, Mr. Laikin received the unconditional promise from their company to pay him $327,019 ($300,000 of which has been paid to date).

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

The Company recorded losses related to the sale of Brightpoint China Limited to Chinatron of approximately $8.5 million during the three months ended March 31, 2002. Upon adoption of SFAS 142, as discussed below, the Company reclassified these losses to cumulative effect of a change in accounting principle effective January 1, 2002, as they related to goodwill that was required to be written-off pursuant the transitional impairment test.

As of December 31, 2004 and 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                            2004        2003       2002
                                                         ---------    -------    ---------
Cash charges (credits):
     Sale of Brazil operations                           $   1,138    $     -    $       -
     VAT refund                                               (269)         -            -
     Employee termination costs                                  -         20          248
     Lease termination costs                                     -          -          592
     Other exit costs                                          214        156        1,129
                                                         ---------    -------    ---------
Total cash charges (credits)                                 1,083        176        1,969
                                                         ---------    -------    ---------
Non-cash charges (credits):
     Loss on investment                                       (203)         -         (104)
     Impairment of accounts receivable and
         inventories of restructured operations                594         (2)        (848)
     Impairment of fixed and other assets                        -         72        3,366
     Income tax effect of restructuring actions               (597)      (125)          65
     Write-off of cumulative foreign currency
         translation adjustments                             1,167      1,576       (2,074)
                                                         ---------    -------    ---------
Total non-cash charges (credits)                               961      1,521          405
                                                         ---------    -------    ---------
Total restructuring plan charges                         $   2,044    $ 1,697    $   2,375
                                                         =========    =======    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                               Lease            Employee
                            Termination       Termination      Other Exit
                               Costs             Costs            Costs           Total
                            -----------       ------------     -----------       ---------
December 31, 2001               $   314          $     619       $   1,810       $   2,743

Provisions (1)                      348                502           1,199           2,049
Cash usage                         (457)            (1,096)         (2,093)         (3,646)
Non-cash usage                        -                  -            (189)           (190)
                            -----------       ------------     -----------       ---------
December 31, 2002               $   205          $      25       $     727       $     957

Provisions (1)                        6                  -              41              47
Cash usage                         (201)               (25)           (214)           (440)
Non-cash usage                        -                  -            (145)           (145)
                            -----------       ------------     -----------       ---------
December 31, 2003               $    10          $       -       $     409       $     419

PROVISIONS (1)                        -                  -              97              97
CASH USAGE                          (10)                 -            (121)           (131)
NON-CASH USAGE                        -                  -            (309)           (309)
                            -----------       ------------     -----------       ---------
DECEMBER 31, 2004               $     -          $       -       $      76       $      76
                            -----------       ------------     -----------       ---------

   (1)Provisions do not include items that were directly expensed in the period.

8. ACQUISITIONS

Effective July 31, 2004, through certain of its subsidiaries, the Company acquired 100% of the issued and outstanding shares of MF-Tukku Oy ("MF-Tukku") for an initial consideration less than $500 thousand with potential future considerations of up to 1.1 million euros (which is the currency of the obligation) based on the future financial performance of MF-Tukku. MF-Tukku, subsequently renamed Brightpoint Finland Oy, based in Helsinki, Finland, is a distributor of Sony Ericsson, Siemens and Motorola wireless devices and accessories in Finland. Simultaneously with the acquisition of MF-Tukku, MF-Tukku acquired substantially all of the assets of Codeal Oy ("Codeal"). Codeal, also based in Helsinki, Finland, was a distributor of Samsung wireless devices and accessories in Finland.

During the first quarter of 2003, one of the Company's subsidiaries in France acquired certain net assets of three entities that provided activation and other services to the wireless telecommunications industry in France. The purpose of these acquisitions was to expand the Company's customer base and geographic presence in France. These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements include the operating results of these businesses from the effective dates of the acquisitions. The combined purchase price was $2.6 million, which consisted of $600 thousand in cash and $2.0 million in forgiveness of debt. As a result of these acquisitions, the Company recorded goodwill and other intangible assets totaling approximately $2.0 million.

During the second quarter of 2003 and 2004, the Company recorded approximately $600 thousand and $400 thousand, respectively, of goodwill related to the payment of certain earn-out arrangement on a prior acquisition in the Asia-Pacific division.

The impact of the acquisitions discussed above was not material in relation to the Company's consolidated results of operations. Consequently, pro forma information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS RECEIVABLE TRANSFERS

During the years ended December 31, 2004 and 2003, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the year ended December 31, 2003, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current United States generally accepted accounting principles and, accordingly, are accounted for as off-balance sheet arrangements with the exception of the receivable sale facility with GE Factofrance. In April 2004, the Company through one of its subsidiaries, Brightpoint (France) SARL, entered into a receivable sale facility with GE Factofrance. The facility does not meet the requirements of a transfer under current United States generally accepted accounting principles and therefore amounts advanced under this facility against receivables not collected by GE Factofrance are included on the Consolidated Balance Sheet under lines of credit and accounts receivable. No amounts are outstanding under this agreement at December 31, 2004. Net funds received, other than from GE Factofrance, reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Other expenses" in the Consolidated Statements of Operations.

Net funds received from the sales of accounts receivable for continuing operations during the years ended December 31, 2004 and 2003, totaled $381 million and $265 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.2 million and $1.4 million during 2004 and 2003, respectively. Approximately $1.2 million and $1.3 million in 2004 and 2003, respectively, of these fees relate to continuing operations and are included as a component of "Other expenses" in the Consolidated Statements of Operations. The remainder of the fees in 2004 and 2003 was related to the Company's former Ireland and Mexico operations and was included in loss from discontinued operations in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. During 2004 and 2003, as a result of the recourse arrangements, the Company repurchased approximately $0 and $234 thousand of receivables, respectively, from banks or other third party financing institutions. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $37 million and $46 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2004, and 2003, respectively. Amounts held by banks or other financing institutions at December 31, 2004, were for transactions related to the Company's France, Norway and Sweden arrangements. All other arrangements have been terminated or expired.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

10. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                                         DECEMBER 31,
                                                                      2004         2003
                                                                   ----------   ----------
Furniture and equipment                                            $   14,941   $   14,675
Information systems equipment and software                             69,246       64,692
Leasehold improvements                                                  6,202        5,550
                                                                   ----------   ----------
                                                                       90,389       84,917
Less accumulated depreciation                                         (62,886)     (55,351)
                                                                   ----------   ----------
                                                                   $   27,503   $   29,566
                                                                   ==========   ==========

Depreciation expense charged to continuing operations was $10.5 million, $12.4 million and $11.9 million in 2004, 2003 and 2002, respectively.

11. LEASE ARRANGEMENTS

The Company leases its office and warehouse space, as well as, certain furniture and equipment under operating leases. Total rent expense for these operating leases was $11.1 million, $10.8 million and $9.2 million for 2004, 2003 and 2002, respectively.

In September 2004, the Company's Australian subsidiary entered into a new facility lease arrangement to commence in the first quarter of 2005. The new facility will provide additional space to support the growth of the business. The Company expects to vacate its current location in Australia in the first quarter of 2005 and to sublease the facility. The anticipated lease costs, net of sublease income, for the remaining term of the current location is approximately $900 thousand to $1.2 million and we expect to incur a charge in the first quarter of 2005 within this range. If the Company is unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than this estimate, the Company may incur additional expenses.

The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending
December 31,
------------
    2005                8,918
    2006                8,423
    2007                5,904
    2008                5,379
    2009                6,029
Thereafter*            44,478
                     --------
                     $ 79,131
                     ========

      *Includes approximately $42 million related to the Company's 495,000 square foot facility located in Plainfield, Indiana, which the initial lease term expires in 2019.

NOTE TO CONSOLIDATED FINACIAL STATEMENTS

12. LINES OF CREDIT

                                                     OUTSTANDING AT:
                                     -----------------------------------------------
CREDIT AGREEMENTS                    DECEMBER 31, 2004             December 31, 2003
-----------------                    -----------------             -----------------
 - Asia-Pacific                           $     -                       $  16,171
 - The Americas                                 -                               -
 - Europe                                       -                              36
                                          -------                       ---------
  Total                                   $     -                       $  16,207
                                          -------                       ---------

At December 31, 2004 and 2003, the Company and its subsidiaries were in compliance with the covenants in its credit agreements. For the years ended December 31, 2004, 2003 and 2002, interest expense was approximately $1.9 million, $1.8 million and $6.2 million, respectively. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Lines of Credit -Americas Division

On September 23, 2004, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), amended its Amended and Restated Credit Facility (the "Revolver") dated March 18, 2004, between the Borrowers and General Electric Capital Corporation ("GE Capital"). The amendment reduced the required tangible net worth covenant by $20 million and allows for further reductions equal to the purchase price of any issued and outstanding shares of common stock of the Company repurchased by the Company in the future. GE Capital acted as the agent for a syndicate of banks (the "Lenders"). The Revolver expires in March of 2007. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and at December 31, 2004, bears interest, at the Borrowers' option, at the prime rate plus 0.75% or LIBOR plus 1.75%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At December 31, 2004 and 2003, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum and letters of credit, of approximately $33 million and $27 million, respectively.

Lines of Credit - Asia-Pacific

In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $38 million U.S. dollars at December 31,
2004). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (totaling 8.34% at December 31, 2004). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2004, there was no amount outstanding under the Facility with

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

available funding of $32 million. At December 31, 2003, there was $11.9 million outstanding under the Facility at an interest rate of approximately 7.8% with available funding of $13.4 million.

In December of 2003, the Company's Brightpoint India Private Limited subsidiary entered into a short-term credit facility with ABN Amro. At December 31, 2003, $4.3 million was outstanding at an interest rate of 6.5%. In January 2004, this credit facility was paid and terminated.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. ("Brightpoint Philippines") entered into a credit facility with Banco de Oro. The facility, which matures in April of 2005, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos (approximately $889 thousand U.S. dollars, at December 31, 2004), and is guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (12% at December 31, 2004). At December 31, 2004 and 2003, the facility had no amounts outstanding with available funding of approximately $889 thousand and $900 thousand, respectively. In April, 2004, Brightpoint Philippines entered into another credit facility with Banco De Oro. This facility allows for letters of credit to be issued to one of Brightpoint Philippine's main suppliers up to a total of $4 million. As of December 31, 2004, no letters of credit have been issued under this facility.

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $8.6 million U.S. dollars at December 31, 2004). Borrowings under the facility may be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (9.82% at December 31, 2004). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2004 and 2003, there were no amounts outstanding under the facility with available funding of approximately $8.5 million and $1.5 million, respectively.

A $15 million standby letter of credit supporting the Company's Brightpoint Asia Limited's vendor credit line has been issued by financial institutions on the Company's behalf and was outstanding at December 31, 2004 and 2003. At December 31, 2004, the letter of credit was secured by $12 million of cash, the assets of Brightpoint Asia Limited and a guarantee issued by Brightpoint, Inc. At December 31, 2003, the letter of credit was secured by $15 million of cash. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

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

Lines of Credit - Europe

The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Krona (approximately $2.2 million U.S. dollars at December 31, 2004) and bears interest at the SEB Banken Base plus 0.75% (2.75% at December 31, 2004). The facility is supported by a guarantee provided by the Company. At December 31, 2004 and 2003, there were no amounts outstanding under the facility with available funding of approximately $2.2 million and $2.1 million, respectively.

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

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2004, the Company has issued $24 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $24 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in Note 9. While the Company does not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at December 31, 2004, is approximately $37 million.

The Company has entered into indemnification agreements with its officers and directors, to the extent permitted by law, pursuant to which the Company has agreed to reimburse its officers and directors for legal expenses in the event of litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. The Company has a directors and officers insurance policy that may, in certain instances, mitigate the potential liability and payments.

14. SHAREHOLDERS' EQUITY

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

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a Shareholders' Rights Agreement, commonly known as a "poison pill," which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company's capital stock, other shareholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquiror's) common stock at 50% of its then market value.

The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.

TREASURY STOCK

On November 30, 2004, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During this period, the Company repurchased 208,100 shares of its common stock at an average price of $19.28 per share, totaling $4.0 million. As of December 31, 2004, approximately $16.0 million may be used to purchase shares under this program.

On June 4, 2004, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock. During June 2004, the Company repurchased 1,397,500 shares of its common stock at an average price of $14.31 per share, totaling $20 million, thereby completing this approved share repurchase program.

                             Total                      Total number of shares       Total amount       Maximum dollar value of
                            number                       purchased as part of     purchased as part     shares that may yet be
                           of shares   Average price     the publicly announced     of the publicly        purchased under the
Quarter of purchase        purchased  paid per share            program           announced program             program
-------------------        ---------  --------------    -----------------------   -----------------     -----------------------
Second quarter 2004        1,397,500      $14.31               1,397,500             $19,996,773                    None
Fourth quarter 2004          208,100      $19.28                 208,100             $ 4,012,769              $15,987,231
                           ---------      ------               ---------             -----------              -----------
Total/Average              1,605,600      $15.02               1,605,600             $24,009,542              $15,987,231
                           =========      ======               =========             ===========              ===========

EQUITY COMPENSATION PLANS

The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.

1994 Stock Option Plan

      The Company maintains the 1994 Stock Option Plan whereby employees of the Company and others were eligible to be granted incentive stock options or non-qualified stock options. This Plan expired on April 7, 2004. Under the plan there were 3.4 million common shares reserved for issuance of which
      1.1 million and 1.3 million were authorized but unissued at December 31, 2004 and 2003, respectively. No further grants will be made under this plan.

1996 Stock Option Plan

      The Company also maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Of the 1.8 million common shares reserved for issuance under this plan, 635 thousand and 752 thousand were authorized but unissued

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

      at December 31, 2004 and 2003, respectively. Under this plan, 139 thousand shares remain available for grant.

2004 Long-Term Incentive Plan

      During 2004, the Company's shareholders approved the 2004 Long-Term Incentive Plan ("LTI Plan") whereby officers and other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 750,000 shares of common stock in the aggregate. Additionally, the number of shares that are subject to non-option awards under the LTI Plan shall not exceed 750,000 shares of common stock in the aggregate. There are 1.5 million common shares reserved for issuance under the LTI Plan, of which approximately 1.5 million were authorized but unissued at December 31, 2004. Under this LTI Plan, the Company granted 12,000 Restricted Stock Units to one of its executive officers in August 2004, which vest over three years.

For the above plans, the Compensation and Human Resources Committee of the Board of Directors determines the time or times at which the grants will be awarded, selects the officers or others and determines the number of shares covered by each grant, as well as, the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms and conditions. The Board of Directors has delegated authority to the Company's Chief Executive Officer to grant up to 225,000 of awards to non-officer employees per calendar year.

Amended and Restated Independent Director Stock Compensation Plan

During 2004, the Company's shareholders approved an Amended and Restated Independent Director Stock Compensation Plan (the "Director Stock Compensation Plan"), pursuant to which 900,000 shares of common stock are reserved for issuance to non-employee directors. The Director Stock Compensation Plan provides for Initial Awards, consisting of restricted shares of the Company's common stock granted to an Independent Director when he or she joins the Board; Annual Awards, consisting of up to an aggregate of 2,000 restricted shares of the Company's common stock granted to all Independent Directors on an annual basis; and Elective Awards, consisting of an award of restricted shares of the Company's common stock equal to a percentage of the Independent Director's board compensation, which are paid in June and December of each year. Under the Director Stock Compensation Plan, subject to certain exceptions and the satisfaction of certain conditions, at least 30% for 2004 and 50% for 2005 of each Independent Director's annual board compensation (but not committee compensation) will be paid in the form of restricted shares of the Company's common stock. An aggregate of 29,126 restricted shares of common stock were granted to Independent Directors pursuant to the Director Stock Compensation Plan in 2004.

Non-Employee Directors Stock Option Plan

The Company also maintains the Non-Employee Directors Stock Option Plan whereby non-employee directors are eligible to be granted non-qualified stock options. Under this plan there are 0.3 million common shares reserved for issuance of which zero and 0.1 million were authorized but unissued at December 31, 2004 and 2003. Effective as of December 31, 2002, no further grants will be made under the Plan by action of the Board of Directors of the Company.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1994 and 1996 Stock Option Plans

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2004, 2003 and 2002 is as follows:

                                                  2004                              2003                            2002
                                       --------------------------        ------------------------       -----------------------
                                       WEIGHTED                          Weighted                       Weighted
                                       AVERAGE                           Average                         Average
                                       EXERCISE                          Exercise                       Exercise
                                        PRICE            SHARES           Price         Shares            Price        Shares
                                       --------         ---------        ---------     ----------       ---------     ---------
Options outstanding,                   $  7.00          1,510,911        $   10.03      3,071,567       $   20.76     1,643,033
  beginning of year
Options granted                          18.19            464,000             8.36        104,125            2.94     1,806,241
Options exercised                         3.80           (201,815)           10.27     (1,199,042)              -             -
Options canceled                         20.25           (137,576)           18.87       (465,739)          22.81      (377,707)
                                       -------          ---------        ---------     ----------       ---------     ---------
Options outstanding, end of year       $  9.45          1,635,520        $    7.00      1,510,911       $   10.03     3,071,567
                                       =======          =========        =========     ==========       =========     =========
Options exercisable, end of year       $  8.09            602,838        $   18.00        326,890       $   19.48     1,117,751
                                       =======          =========        =========     ==========       =========     =========

Option price range at end                    $0.66-$30.18                       $0.66-$30.18                    $0.66-$54.45
  of year
Option price range for                      $0.66 - $15.65                     $0.66 - $20.91                         -
  exercised shares
Options available for grant                    138,872                             685,663                         324,049
  at year end
Weighted average fair market
value of options granted during
  the year                                     $ 18.19                             $ 8.36                          $ 2.94

The following table summarizes information about the fixed price stock options outstanding at December 31, 2004.

                                                                                                 Exercisable
                                                    Weighted                          ------------------------------
                                     Number          Average                             Number
                                 Outstanding at     Remaining         Weighted        Outstanding at   Weighted
     Range of                     December 31,     Contractual        Average          December 31,     Average
 Exercise Prices                      2004            Life         Exercise Price         2004        Exercise Price
------------------               ---------------   -----------     --------------     --------------  --------------
$  0.66 - $   2.83                   429,024         3 years          $  2.20             179,185        $  2.12
$  3.86 - $   5.23                   495,000         3 years          $  3.89             240,000        $  3.88
$  5.37 - $  17.58                   530,894         4 years          $ 15.37              97,144        $ 11.95
$ 18.47 - $  30.18                   180,602         3 years          $ 24.52              86,509        $ 27.77
                                   ---------                                              -------
                                   1,635,520                                              602,838
                                   ---------                                              -------

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Director Stock Compensation Plan and Long-Term Incentive Plan

                                                                     2004
                                                      -----------------------------------
                                                               RESTRICTED SHARES
                                                         INDEPENDENT           LONG-TERM
                                                        DIRECTOR STOCK          INCENTIVE
                                                      COMPENSATION PLAN           PLAN
                                                      -----------------        ----------
Restricted shares/units outstanding,                            -                    -
  beginning of year
Restricted shares issued                                   29,126                    -
Restricted units issued                                       N/A               12,000
Shares previously restricted                                    -                    -
                                                           ------               ------
Restricted shares/units outstanding end of year            29,126               12,000
                                                           ======               ======

Disclosure of pro forma information regarding net income and earnings per share is required to be presented as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 2004           2003            2002
                                                                 ----           ----            ----
Risk-free interest rate                                          3.36%          2.47%           2.74%
Dividend yield                                                   0.00%          0.00%           0.00%
Expected volatility                                               .85            .85             .84
Expected life of the options (years)                             3.24           3.20            2.75

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

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's shareholders approved the 1999 Brightpoint, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP, available to substantially all employees of the Company, is designed to comply with Section 423 of the Internal Revenue Code for employees living in the United States and eligible employees may authorize payroll deductions of up to 10% of their monthly salary to purchase shares of the Company's common stock at 85% of the lower of the fair market value as of the beginning or ending of each month. Each employee is limited to a total monthly payroll deduction of $2,000 for ESPP purchases. The Company reserved 2,000,000 shares for issuance under the ESPP. During 2004, 2003 and 2002, employees made contributions to the ESPP to purchase 7,224, 6,249 and 41,662 shares, respectively, at a weighted-average price of $11.45, $11.72 and $2.65 per share, respectively.

The Company accounts for the ESPP and the 15% discount offered to employees who purchase shares through the Plan under APB 25. The ESPP meets the four characteristics of a non-compensatory plan

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

under paragraph 7 of APB 25. Accordingly, no compensation expense is recorded for the 15% discount under APB 25.

PREFERRED SHARE PURCHASE RIGHTS

The Company has a Shareholders' Rights Agreement, as amended, commonly known as a "poison pill," which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company's capital stock (an "Acquiring Event"), other shareholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquirer's) common stock at 50% of its then market value. Pursuant to the Rights Agreement, a dividend of Preferred Share Purchase Rights was paid to holders of record of common stock on the record date as of the close of business on February 20, 1997. Each of these Rights entitles the registered holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $.01 per share. Holders of the Company's common stock will, upon the occurrence of an Acquiring Event, be entitled to purchase these Preferred Shares from the Company at a price of $135 per one one-thousandth of a Preferred Share, subject to adjustment in certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent. Preferred Shares will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1.00 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each Preferred Share will have 1,000 votes, voting together with the Common Stock.

15. EMPLOYEE SAVINGS PLAN

The Company maintains an employee savings plan, which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After one year of service, the Company matches 50% of employee contributions, up to 6% of each employee's salary in cash. In connection with the required match, the Company's contributions to the Plan were $299 thousand, $300 thousand and $300 thousand in 2004, 2003 and 2002, respectively.

16. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its Consolidated Financial Statements as a whole.

In December 2004, the Company through its subsidiary in South Africa settled an assessment from the South Africa Revenue Service ("SARS") regarding value-added taxes, relating to certain product sale and purchase transactions entered into by the Company's subsidiary in South Africa from 2000 to 2002. The Company's South African operations were discontinued pursuant to the 2001 Restructuring Plan. As a result of the settlement, the Company has received $270 thousand U.S. dollars. The gain was recorded within loss from discontinued operations.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

A Complaint was filed on January 4, 2005 against the Company in the Circuit Court for Baltimore County, Maryland, Case No. 03-C-05-000067 CN, entitled Iridium Satellite, LLC, Plaintiff v. Brightpoint, Inc., Defendant. In the Complaint, the Plaintiff alleges claims of trover and conversion, fraudulent misrepresentation and breach of contract. All claims relate to the ownership and disposition of 1,500 Series 9500 satellite telephones. The Plaintiff seeks damages in the amount of $750,000 with interest and costs. The time for the Company to respond to the allegations in the lawsuit has not yet expired, however, the Company intends to remove the case to federal court, to deny all claims in the action and to vigorously defend the lawsuit.

A Complaint was filed on November 23, 2001, against us and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that the Company and other defendants have infringed 7 patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. The Company continues to dispute these claims and intends to defend this matter vigorously.

In October 2003, the Company settled the action brought against it by Chanin Capital Partners LLC ("Chanin") on November 25, 2002, in the United States District Court for the Southern District of Indiana Civil Action No. 1:02-CV-1834-JDT-WTL. Pursuant to the settlement the Company paid Chanin $725 thousand and the action was dismissed with prejudice. Net of amounts accrued in 2002, an additional $100 thousand was recorded as a loss on debt extinguishment in 2003.

In September 2003, the Company settled the investigation of certain matters including its accounting treatment of a certain contract entered into with an insurance company conducted by the SEC. Pursuant to the settlement, the Company, without admitting or denying any of the SEC's allegations, consented to the entry of an administrative order to cease and desist from violations of the anti-fraud, books and records, internal control and periodic reporting provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933. The Company also paid a fine of $450 thousand pursuant to an order entered in the United States District Court for the Southern District of New York.

17. RELATED PARTY TRANSACTIONS

The Company utilizes the services of a third party for the purchase of corporate gifts, promotional items and standard personalized stationery. Mrs. Judy Laikin, the mother of Robert J. Laikin, the Company's Chief Executive Officer, was the owner of this third party until June 1, 2000, and is an independent consultant to this third party. The Company purchased approximately $86,052 and $63,321 of services and products from this third party during 2004 and 2003. The Company believes that such purchases were made on terms and conditions that were no less than favorable than generally available in the market.

During the fiscal years ended December 31, 2004 and 2003, the Company paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $205,000 and $225,415, respectively, in service fees. In addition, the Company pays certain insurance premiums to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance brokerage firm, which premiums were forwarded to the Company's respective insurance carriers. The Company believes that such purchases were made on terms and conditions that were no less than favorable than generally available in the market.

The Company's Certificate of Incorporation and By-laws provide that it indemnify its officers and directors to the extent permitted by law. In connection therewith, the Company entered into indemnification agreements with its executive officers and directors. In accordance with the terms of these agreements the Company has reimbursed certain of its former executive officers for their legal fees and expenses incurred in connection with certain litigation and regulatory matters. The Company did not make any such reimbursement payments during 2004.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2004                                   FIRST            SECOND         THIRD            FOURTH
-------------------------------     -----------      -----------     -----------     -----------
REVENUE                             $   441,308      $   463,766     $   454,118     $   506,395
GROSS PROFIT                             25,358           27,335          29,564          36,515
INCOME FROM CONTINUING
  OPERATIONS                              3,259            5,111           5,356           8,748
NET INCOME (LOSS)                        (1,316)           4,285           5,176           8,141

BASIC PER SHARE:
  INCOME FROM CONTINUING
      OPERATIONS                    $      0.17      $      0.27     $      0.30     $      0.49
  NET INCOME (LOSS)                 $     (0.07)     $      0.23     $      0.29     $      0.45

DILUTED PER SHARE:
  INCOME FROM CONTINUING
      OPERATIONS                    $      0.16      $      0.26     $      0.29     $      0.47
  NET INCOME (LOSS)                 $     (0.07)     $      0.22     $      0.28     $      0.44

      2003                            First            Second          Third           Fourth
-------------------------------     -----------      -----------     -----------     -----------
Revenue                             $   332,159      $   371,932     $   527,900     $   534,385
Gross profit                             18,463           22,477          26,932          31,407
Income (loss) from continuing
  operations                             (1,980)           5,240           5,675           6,211
Net income (loss)                        (2,848)           4,317           4,844           5,416

Basic per share:
  Income (loss) from continuing
      operations                    $     (0.11)     $      0.29     $      0.31     $      0.34
  Net income (loss)                 $     (0.16)     $      0.24     $      0.27     $      0.29

Diluted per share:
  Income (loss) from continuing
      operations                    $     (0.11)     $      0.28     $      0.30     $      0.32
  Net income (loss)                 $     (0.15)     $      0.23     $      0.26     $      0.28

Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company's business in certain markets. The information presented above reflects:

      - the effects of the 3 for 2 common stock splits on October 15, 2003, and August 15, 2003, and the 1 for 7 reverse common stock split on June 27, 2002;

      - the effects of the Richmond, California, facility consolidation charge as more fully described in Note 2;

      - and the effects of divestitures and the related change in classification of discontinued operations as more fully described in
            Note 7 to the Consolidated Financial Statements;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Brightpoint dedicates the majority of its resources to and generates the majority of its revenues from the provision of distribution and logistics services to customers in the global wireless industry. The primary source of revenue is the handling of the wireless device through either the purchase and resale of the wireless device (distribution) or through the handling of the wireless device on behalf of mobile operators and manufacturers for a fee (logistics services). The purchase and resale of the wireless device includes the value of the product that generates a relatively higher revenue transaction per unit, while the handling of the device through logistics services generates a relatively lower revenue transaction per unit in the form of a fee. Therefore, our predominant source of revenue and related cost of revenue is in the distribution of wireless devices, while the provision of logistics services is a lesser source of revenue. In terms of total revenue in 2004, distribution represented 84% and logistics services represented 16%. In terms of wireless devices handled in 2004, distribution represented 38% while logistics services represented 62%. It is important to recognize that although revenue related to logistics services is significantly lower than distribution services, the investment in working capital and the risk related to working capital is relatively lower. In addition to sales of wireless devices, distribution revenue includes sales of wireless accessories. Included in logistics services are an array of services that do not necessarily include the handling of the wireless device. These include, but are not limited to, the purchase and resale or the handling for a fee of prepaid wireless services recharge cards, activation services, the handling of accessories, call center services, web hosting services and the provision of credit management services.

Our revenues are significantly influenced by growth in the total number of wireless devices sold to subscribers globally by the entire industry. In 2004, it is estimated that 665 million wireless devices were sold to subscribers. This was up 29% from 2003. The total number of wireless devices handled by us grew by 34% from 2003. Our growth rate will be explained further in this section. In prior years, the majority of wireless devices sold were to new subscribers as wireless services proliferated throughout the world. Recently, the trend has shifted more toward replacement wireless devices purchased by existing subscribers. The limited operating life of wireless devices, combined with the introduction of more fully-featured wireless devices by manufacturers and the promotional activity of mobile operators to motivate subscribers to switch networks or add services to subscriber plans, which generally require or include a new wireless device, have been underlying causes for the shift to replacement sales. Within the industry this trend is commonly referred to as the "replacement cycle."

We are organized geographically where our operating divisions focus solely on their respective geographies. Our divisions are: the Americas, Asia-Pacific, and Europe, which are led by divisional presidents. We have 17 distribution centers (three of which are outsourced to third parties) in 14 countries worldwide. As of December 31, 2004, we had 1,264 employees and 715 full-time equivalent temporary workers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Profitability in the context of capital efficiency is important to us. We measure this concept with a metric entitled return on invested capital from operations ("ROIC"). We look at our operating income from continuing operations, excluding unusual items, such as the 2003 facility consolidation charges incurred, and apply an estimated income tax rate and compare this net result to a simple average of capital employed during the period. In our case, capital employed is shareholders' equity and gross debt. Additionally, we focus on cash provided by operations. Change in our cash conversion cycle is an indicator of whether we are increasing or decreasing our working capital excluding debt. In certain instances, increases in our working capital excluding debt are contributory to the success of the business; therefore, an increase in the cash conversion cycle may not necessarily be a negative indicator. To position the Company for future growth opportunities and to confront unanticipated adversity, we have been highly focused on generating cash and having borrowing availability. We utilize a metric we call liquidity, which is the summation of unrestricted, and therefore available, cash and unused borrowing availability. We are currently using a portion of our liquidity to expand into new markets. Additionally, in 2004, we used $24 million of our liquidity to repurchase 1.6 million shares of our common stock pursuant to the share repurchase programs approved by the Board of Directors.

On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management reporting on internal control over financial reporting. We employed the Internal Control - Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of Brightpoint, Inc. has assessed the Company's internal control over financial reporting to be effective as of the end of December 31, 2004. Additionally, our independent registered public accountants have attested to our assessment and compliance with Section 404. Management will continue to focus on internal control and will dedicate time and resources in this area.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

KEY INDICATORS OF PERFORMANCE

Key indicators of performance for the Company, which are referred to further in this discussion, include:

      -     Wireless devices handled

      -     Revenue growth

      -     Gross margin percent-

      -     Operating income growth

      - Cash conversion cycle, which includes days sales outstanding, days inventory on-hand and days payables outstanding

      -     Net cash provided by operating activities

      -     ROIC

      -     Liquidity

TRENDS, CHALLENGES, RISKS AND GROWTH OPPORTUNITIES

Wireless industry trends, challenges, risks and growth opportunities include:

      - Maturation of the industry. It is estimated that there are 1.6 billion wireless subscribers worldwide - an amount greater than wireline subscribers. Penetration rates are approaching 100% in Western Europe and are as high as 65% in key Asian markets. In the United States, the penetration rate is approximately 59%. Developing markets such as India, China, Russia and Eastern Europe still have relatively lower penetration rates, however, they are growing rapidly. As global penetration rates increase, the wireless device industry will rely more upon the replacement of wireless devices to existing subscribers. The implications for the Company are that replacement sales are becoming a more significant source of revenue. The risks include the predictability of replacement cycles across various markets. We believe that we are currently operating in an environment of increasing replacement sales, which contributed to our growth in 2004. There are no assurances this trend will continue in the future.

      - Recent growth in wireless device sales. In 2004 and 2003, industry wireless device sales grew by approximately 29% and 22%, respectively. In 2002, the wireless device industry experienced modest growth of 3%. Current forecasts by industry analysts expect growth rates of approximately 10% in 2005. A rapid decline in wireless device sales growth could negatively impact the Company's revenues. Higher than anticipated growth in demand could strain our resources and affect our ability to meet unanticipated demand.

      - Availability of product and channel inventory. In the past we have experienced shortages in supply of products that were in high demand. These types of shortages can be caused by the inability of manufacturers to procure all of the components necessary to build sufficient quantities of products in demand, our inability or manufacturers inability to precisely anticipate demand, or for other reasons. Shortages can have the effect of constraining our ability to meet demand and, therefore, can adversely affect our revenue. Conversely, our customers or competitors may hold more inventory than is required to meet demand. This can have the effect of reducing our sales through the period until the customer inventory is sold through and may reduce our gross margin due to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

            market experiencing an excess of supply relative to demand. It is difficult to predict demand patterns and supply conditions, which can affect our ability to meet demand or sell products at acceptable gross margins.

      - Pricing trends. In 2004, it is estimated that the industry's average selling price for wireless devices declined by approximately 2%. Although manufacturers have been adding features and functionality to wireless devices to offset industry trends toward average selling price erosion, we believe the trend of price declines may continue. This can affect the Company's revenue since the average selling price in conjunction with the volumes we sell are direct components of our revenue. Product sales mix can affect our average selling prices.

Company specific trends, challenges, risks and growth opportunities include:

      - Unit and revenue growth. In 2004, the Company experienced 34% growth in wireless devices handled and 6% growth in revenue. Our growth in wireless devices handled in the Americas division was the predominant contributor to the Company's overall unit growth. In 2003, the Company experienced 36% growth in wireless devices handled on 44% growth in revenue. This difference in growth rates was influenced by a sales mix shift toward distribution sales.

      - Sales mix shift between product distribution and logistics services. Over the past several years, we have been growing our fee-based logistics services business such that it has become a significant portion of our income generating activity. In 2004, fee-based logistics services represented 50% of our gross profit. Our offering includes services associated with wireless devices and non-wireless device products such as accessories and prepaid recharge cards. A significant portion of the activity in this business is the handling of wireless devices. Fees for these services exclude the value of the product and are generally less than $10 per unit. Distribution revenue, on the other hand, includes the value of the product, which had an average selling price of $142 per unit in 2004. We focus on the handling of wireless devices regardless of whether they are handled as a logistics service or a distribution sale. The disparity in revenue per unit between a logistics service unit and a distribution sale unit combined with shifts in sales mix have created sensitivity in historical revenue patterns. When percentage unit sales mix has shifted from fee-based logistics services toward product distribution sales, we have seen higher percentage increases in revenue relative to the increases in wireless devices handled. Conversely, when percentage unit sales mix has shifted from product distribution sales toward fee-based logistics services, we have seen lower percentage increases in revenue relative to the increases in wireless devices handled. For this reason, we place a high importance on total wireless devices handled in measuring the growth of our business. In 2004, distribution represented 38% while logistics services represented 62% of wireless devices handled. In terms of total revenue, distribution represented 84% and logistics services represented 16%. Our total revenue grew by 6% in 2004 as compared to 2003, while the wireless devices handled grew by 34% in the same period. This difference in growth rates was influenced by a sales mix shift toward logistics services. Contrarily, in 2003, our total revenue grew by 44% while the wireless devices handled grew by 36%. This difference in growth rates was influenced by a sales mix shift toward distribution sales. We expect sales mix shifts, such as these, to occur in future periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      - Earnings growth. The Company incurred significant losses in 2002 and in 2001. The Company has established a recent trend, beginning in late 2002, of quarterly earnings growth and stability. Our strategy incorporates growth elements for revenue and our operating plans incorporate improvements in efficiencies, which we hope will result in continued earnings growth. However, there can be no assurances this trend will continue. As we may potentially invest in growth opportunities in new markets and assume additional risks, our earnings trend may alter.

      - Fluctuations in our cash conversion cycle. We have experienced fluctuations in our average annual cash conversion cycle from 13 days in 2002 down to 5 days in 2003 and up to 8 days in 2004. Change in our cash conversion cycle is an indicator of whether we are increasing or decreasing our working capital excluding debt. In certain instances, increases in our working capital excluding debt are contributory to the success of the business; therefore, an increase in the cash conversion cycle may not necessarily be a negative indicator. We continually focus on our balance sheet and adequate cash balances as appropriate for the success of our business. Historical high levels of debt and the March 11, 2003, put option feature in our Convertible Notes necessitated this level of focus. Positioning the Company for future growth motivated us to pursue this trend. A cash conversion cycle of 8 days is a low number for a distribution company. As we may potentially invest in future growth opportunities in new markets and assume additional risks, our cash conversion cycle may increase. Additionally, our performance in this area is dependent upon, but not limited to, customer payment patterns, suppliers' terms and conditions, our ability to manage our inventory, and our ability to sell accounts receivables in certain markets.

      - Net cash provided by operating activities. We have been able to generate positive operating cash flow for most quarters during the last three years. As we may potentially invest in growth opportunities in new markets and assume additional risks, our cash flow trends may alter.

      - Reduction of debt. We have reduced our total debt from $166 million in 2001 to zero in 2004. A key metric of ours, gross-debt-to-total-capitalization ratio, has reduced from 53% in 2001 to 0% in 2004, as measured by the December 31 dates of the respective years. As we continue to execute upon our growth strategy, we may need to utilize our credit facilities to fund our investments, which may add debt to our capital structure.

      - The strengthening of foreign currencies relative to the U.S. dollar. 44% of our revenue in 2004 was denominated in foreign currencies. Our total revenue in 2004 grew by 6% as compared to 2003. Four percentage points were attributable to the strengthening of foreign currencies relative to the U.S. dollar. This effect had a favorable impact on our operating income. Should the recent trends in currency exchange rates take a reverse direction, the effect could be unfavorable to the Company. Although we hedge transactional currency risk, we do not hedge foreign currency revenue or operating income. We also do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

continuing our focus on customer, supplier, and employee relationships, management execution, quality, risk management, employee development, legal and ethical compliance, and corporate governance.

Potential growth opportunities include:

      -     Enter into new geographic markets

      -     Add new products and services in current markets

      -     Expand existing product and service offerings in current markets

IMPACT OF INFLATION

For 2004, inflation did not have a significant impact on our overall operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION

We recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Our total revenue in 2004 was $1.9 billion. Distribution revenue was 84% and logistics services revenue was 16%. For distribution revenue, which is generally recorded using the gross method, revenue recognition occurs upon shipment to customers and transfer of title. In some circumstances, the customer may take legal title and assume risk of loss upon delivery and, therefore, revenue is recognized on the delivery date. Sales are recorded net of discounts, rebates, returns, and allowances. As a part of our logistics services we manage and distribute wireless devices and prepaid recharge cards on behalf of various mobile operators and assume little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements we have an agency relationship in the transaction and recognize only the fee associated with serving as an agent. In other logistics services arrangements, we receive activation commissions for acquiring subscribers on behalf of mobile operators through independent dealer agents or through Company-owned stores. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage or for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber's service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues.

PRODUCT COSTS

We incurred $1.5 billion in product costs in 2004 that were reported within distribution cost of revenue. On December 31, 2004, we carried $110 million of inventory. Included in our inventory are estimates of reductions of inventory value due to lower market prices than our original purchase prices, estimates for excess inventory and obsolescence risks, supplier incentives earned through purchases but unrealized pending the sale of the related products and estimates for capitalized operating costs related to the handling of inventory. As of December 31, 2004, our total inventory allowance balance was $5.2 million and the total amount of capitalized operating costs were $1.5 million. Included in our cost of goods sold are estimates of supplier incentives associated with products sold, the changes in inventory allowance

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

accounts that result from the actual disposition of products during the period, changes in the capitalization of operating costs, and estimates for freight costs. These estimates are dependent upon monthly and quarterly processes we undertake throughout our operations worldwide. Rapidly changing market conditions may affect the market value of inventory that we have on hand. Because we do not have complete knowledge of the projected disposition of products either through sales to customers, returns to suppliers, or through liquidators, actual results may vary from our estimates.

NON-PRODUCT COST OF REVENUE

Our cost of revenue includes operating expenses that are directly related to the acquisition and production of wireless devices sold through distribution or handled through logistics services. These operating expenses are comprised of labor, product insurance, facility costs (rent, insurance, utilities, etc.), warehouse equipment costs and shipping costs. The allocation of these costs between cost of distribution revenue, cost of logistics services revenue and selling, general and administrative expenses require estimates based on various cost drivers such as square footage or number of employees and other estimation methodologies.

ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS AND RELATED PROVISIONS

We provide credit to certain customers in the ordinary course of business. Through credit analysis processes, credit insurance, and letters of credit, we try to mitigate the risk associated with providing credit. We are unable to cover our risk entirely and are exposed to potential payment defaults by our customers. We estimate the probable loss on specific accounts. As of December 31, 2004, the allowance for doubtful accounts totaled $6.2 million. Because we do not have complete knowledge on the projected collectibility of amounts owed to us by customers, actual results may vary from our estimates.

DEFERRED TAXES AND EFFECTIVE TAX RATES

We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize internal and external skilled resources in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.

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

GOODWILL AND LONG-LIVED ASSET IMPAIRMENT

We periodically consider whether indicators of impairment of goodwill and long-lived assets are present.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

At December 31, 2004, we had $19.0 million of goodwill recorded as an asset. During 2004, we performed an analysis and determined there was not impairment in the value of this asset. In the analysis we estimate an enterprise value based on the present value of anticipated net cash flows. If the analysis indicates the net assets of the Company is greater than the estimated enterprise value, we recognize an impairment loss to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.

At December 31, 2004, we reviewed $6.5 million of our long-lived assets for potential impairment. For long-lived assets impairment testing, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Our long-lived assets were recorded at their fair value and there were no material impairment charges in 2004.

RESULTS OF OPERATIONS - 2004 COMPARISON TO 2003

REVENUE AND WIRELESS DEVICES HANDLED

We estimate that worldwide industry shipments of wireless devices grew approximately 29% to 665 million in 2004. In 2003, we estimate that worldwide industry shipments of wireless devices grew approximately 22%. The total worldwide wireless subscriber base grew to approximately 1.6 billion subscribers at the end of 2004.

The global wireless device industry, which prior to 2002, grew at a rapid pace through the acquisition of first-time subscribers by mobile operators, has been undergoing a shift in demand to replacement sales to existing subscribers. We believe this shift in demand, which we refer to as the "replacement cycle," was a primary driver for growth these last two years. Wireless devices were originally designed to operate as mobile telephones offering voice capabilities only. Both manufacturers and mobile operators have recognized that subscribers are prepared to use their wireless devices as terminals with additional functionality such as digital imaging and messaging, access to the Internet, access to email, text messaging, gaming, and MP3 music playback. Concurrently, mobile operators have been upgrading their wireless networks and service plan offerings to enable subscribers to utilize these new choices in functionality. Additionally, both manufacturers and mobile operators have recognized the personal affinity subscribers have for their wireless devices and have offered a wider selection of form factors - i.e., style, color, size, etc., and the personalization of displays and ring tones. A high resolution color screen is a prerequisite for many of these capabilities. Subscriber acceptance of this new functionality and personalization of wireless devices has been high and this has been the catalyst for this replacement cycle. We estimate that 60% of worldwide wireless device shipments were for replacement sales.

Although lesser in percentage terms, we believe the acquisition of new subscribers continued to be significant in 2004. We estimate that 40% of worldwide wireless device shipments were for new

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

subscribers. Lower subscriber penetration rate markets such as Latin America, Eastern Europe, China, and India grew at a rapid pace in 2004. Higher penetration rate markets such as Europe and the U.S. also added new subscribers, although at a lower rate.

In conjunction with this increase in demand, manufacturers and mobile operators promoted their products and services extensively in 2004. Mobile operators also continued with their practice of subsidizing the subscriber purchase price of the wireless device in exchange for term contractual commitments on service plans or in the anticipation of future sales of airtime. We believe these activities further fueled demand.

The average wholesale selling price, which we estimate has historically decreased 10 - 15% per year, declined by an estimated 2% in 2004. We believe the added value of the additional functionality of wireless devices reduced the rate of decrease of the average wholesale selling price.

In 2004, Brightpoint benefited from the increased global demand caused by the replacement cycle, the acquisition of new subscribers, promotional activity by mobile operators and manufacturers and the reduction of the rate of decline of the average wholesale selling price of wireless devices.

Wireless Devices Handled by Division:

(Amounts in 000s)                                     YEAR ENDED
                                     ---------------------------------------------    Change from
                                     DECEMBER 31,   % of     December 31,    % of       2003 to
                                        2004        Total       2003         Total        2004
                                     -----------    ----     -----------     -----    -----------
The Americas                             18,886       70%     12,403          62%         52%
Asia-Pacific                              6,956       26%      6,940          34%          -%
Europe                                    1,166        4%        791           4%         47%
                                     ----------     ----     -------         ---          --
    Total                                27,008      100%     20,134         100%         34%
                                     ==========     ====     =======         ===          ==

For the total Company, wireless devices handled grew by 34%. This compares to our estimated growth of the global wireless devices industry of 29%. Our 2004 growth rate is similar to the 36% year-over-year growth rate we experienced in 2003.

Of the 6.9 million increase in wireless devices handled, 6.5 million occurred in the Americas division, which experienced a 52% rate of growth, and represented 70% of the total Company's wireless devices handled. The Americas proportion of total Company wireless devices handled grew from 62% in 2003. Within the Americas division, our North America business experienced a 40% increase and our Colombia business experienced a 166% increase. In North America, the logistics services business experienced a 57% increase. This was driven by an overall strength in demand in the U.S. market, which benefited our mobile operator customers such as Nextel, Virgin Mobile, Metro PCS and Tracfone. Additionally, we acquired a significant new customer, Cricket Communications, a subsidiary of Leap Wireless International, Inc., in 2004, which contributed to our growth rate. Growth in our North America business was tempered by a 7% decline in wireless devices handled in our distribution business. This decline was significantly attributable to the transition of certain regional mobile operators from TDMA to either GSM or CDMA and we lost market share in this channel due to a key supplier's relatively weaker market position in GSM and CDMA as compared to TDMA. We were able to fill a portion of the demand with alternative suppliers, however, not sufficiently enough to maintain our historical market share in this segment. Additionally, a certain mobile operator promoted wireless

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

devices directly to its dealer channel at subsidized pricing that made our offering to our dealer channel for that same mobile operator's wireless devices uncompetitive. The increase in our Colombia business was ascribable to a successful conversion from TDMA to GSM of our key logistics mobile operator customer, combined with promotional activity and with a general increase in demand in the Colombia market.

The remainder of the increase in wireless devices handled was in the Europe division, which experienced a 47% increase. This was principally due to our entries into the Slovak Republic and Finland during 2004. Demand was generally higher in our European markets and we were able to fill growing demand for high-end wireless data devices.

Wireless devices handled in the Asia-Pacific division were flat. 73% and 31% increases in our Australia and New Zealand businesses, respectively, were offset by a 72% decline in our India CDMA business and a 43% decline in our Philippines business. Shipments of GSM wireless devices through our Brightpoint Asia Limited business, which represented 16% of our total Company wireless devices handled, experienced a modest growth rate of 8% from 2003. Our Australia and New Zealand businesses benefited from significant promotional activity by mobile operators and the replacement cycle. In India, in 2003, we were successful at launching a certain model of a CDMA wireless device with a large mobile operator. In 2004, we were unable to launch follow-on CDMA products at the same quantities. With regards to Brightpoint Asia Limited, we believe that shifts toward in-country product sourcing in a key export market tempered growth in GSM export sales. GSM wireless device shipments through Brightpoint Asia Limited grew 97% and 101% in 2003 and 2002, respectively. We believe this business was closer to reaching its volume potential in 2004 than in prior years; therefore, we experienced market demand resistance to further significant growth.

Wireless Devices Handled by Service Line:

(Amounts in 000s)                                     YEAR ENDED
                                     ---------------------------------------------    Change form
                                     DECEMBER 31,   % of     December 31,    % of      2003 to
                                         2004       Total       2003         Total       2004
                                     -----------    ----     -----------     -----    -----------
Product distribution                     10,255      38%       10,632          53%       (4%)
Logistics services                       16,753      62%        9,502          47%       76%
                                         ------     ---        ------         ---        --
  Total                                  27,008     100%       20,134         100%       34%
                                         ======     ===        ======         ===        ==

The decrease in wireless devices handled through product distribution was significantly caused by a 7% decline in the Americas division due to a shift in demand from TDMA wireless devices, a segment where we previously had a leading product offering, to GSM and CDMA, due to a key supplier's relatively weaker market position in GSM and CDMA as compared to TDMA. A disparity in our pricing in a certain channel relative to a certain mobile operator's subsidized pricing further contributed to the decline. Additionally, we experienced 72% decline in India CDMA volumes. Our entry into Finland with a distribution business model and a general increase in demand in our European division, particularly for high-end wireless data devices, partially offset the decrease.

The strength and relatively large scale of our Americas logistics services business, combined with our entry into the Slovak Republic with a logistics services offering and an increase in demand by a key logistics services customer in Australia generated the 76% increase in wireless devices handled through logistics services.

`
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Revenue Change Analysis:

                                                                                          Year over Year
                                                                                          --------------
                                                                                          Units  Revenue
                                                                                          -----  -------
Effect of change in wireless devices handled on revenue (volume)                            34%      30%
Mix shift of wireless devices handled from product distribution to fee-based logistics
services                                                                                            (31%)
Change in prices                                                                                      -%
Effect of foreign currency                                                                            4%
Other                                                                                                 3%
                                                                                                    ---
    Overall percentage change in revenue from prior year                                              6%
                                                                                                    ===

Within the 27 million wireless devices handled and as compared to the 20 million units that we handled last year, we saw a significant sales mix shift from product distribution sales to fee-based logistics services. Total wireless devices handled drive our profitability and our business model benefits from activity in both product distribution and logistics services. Shifts in sales mix from one to another can affect our revenue line without having as much of an impact on profitability.

The table above reconciles our wireless device unit growth to our overall revenue growth, which includes wireless device revenue through both logistics services and distribution and other non-wireless device revenue. Although our wireless devices handled growth was 34%, our revenue growth was 6%. Holding the prior year's sales mix constant, this growth in wireless devices handled would have had a 30% favorable effect on total revenue. Because we experienced a significant shift in sales mix from higher-revenue distribution sales to lower-revenue fee-based logistics services, the effect of the 34% increase in volume had marginal impact on revenue. The effect was more noticeable in gross profit and gross margin, which grew 20% and was up 0.8 percentage points, respectively. Logistics services grew from 47% of total wireless devices handled in 2003 to 62% in 2004. Conversely, distribution declined from 53% to 38% of total wireless devices handled in 2004. Please see the discussion under "Wireless Devices Handled by Division" and "Wireless Devices Handled by Service Line" for more details on year-over-year changes in wireless devices handled.

As indicated further in the table above, changes in prices had a negligible effect on our revenue growth. Changes in prices include both distribution and logistics services. The general strengthening of foreign currencies relative to the U.S. dollar had a 4% favorable effect on our revenue growth. Growth in non-wireless device revenue and other items had a 3% favorable effect on our revenue growth.

Revenue by Service Line:

                                                      YEAR ENDED
                                     --------------------------------------------     Change from
(Amounts in 000s)                    DECEMBER 31,   % of     December 31,   % of        2003 to
                                         2004       Total       2003        Total        2004
                                     ------------   -----    ------------   -----     -----------
Distribution                         $1,559,109      84%      $1,540,471      87%        1%
Logistics services                      306,478      16%         225,905      13%       36%
                                     ----------     ---       ----------     ---        --
    Total                            $1,865,587     100%      $1,766,376     100%        6%
                                     ==========     ===       ==========     ===        ==

Product distribution revenue grew modestly at 1%. A 4% decline in wireless devices handled through distribution was offset by a 4% uplift due to the general strengthening of foreign currencies relative to the U.S. dollar, a slight increase in the average selling price of wireless devices and a slight increase in accessory revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Although the overall increase in average selling price of wireless devices was up slightly, we experienced different rates of change within each division. Excluding the effect of the general strengthening of foreign currencies relative to the U.S. dollar, the Europe and Americas divisions experienced 14% and 9% increases in average selling prices, respectively. This was primarily due to the increased functionality and consequently higher market value of wireless devices in 2004 as compared to products sold in 2003. The Asia-Pacific division, on the other hand, experienced a 6% decline in average selling price (excluding the effects of foreign currency fluctuations). In the second quarter, Nokia, a key supplier, launched an aggressive pricing campaign that significantly reduced our average selling price in the Asia-Pacific division. The pressure on average selling price caused by this action was mostly limited to the second quarter. Our Australia business experienced a 34% decline in average selling price (excluding the effects of foreign currency fluctuations) due to a notable shift in demand to lower end wireless devices. This shift was a function of a key mobile operator promoting and subsidizing low-end prepaid wireless devices and subscriptions.

Logistics services revenue increased as a result of a 47% increase in the sales of prepaid airtime, which was up across all three divisions, and a 76% increase in wireless devices handled. The increase in sales of prepaid airtime was a result of the continued success of prepaid airtime offerings by our customers such as Tele2, Vodafone, SFR and Virgin Mobile, and the continued expansion of our electronic recharge terminals in our Europe division. The strength and relatively large scale of our Americas logistics services business, combined with our entry into the Slovak Republic with a logistics services offering and an increase in demand by a key logistics services customer in Australia, generated the significant increase in wireless devices handled through logistics services. The revenue increase due to wireless device volume increases were partially offset by negotiated price decreases with key customers, customers qualifying for additional volume discounts, sales mix changes among logistics customers (we were able to reduce operating costs in line with average fee reductions).

Revenue by Division:

(Amounts in 000s)                                     YEAR ENDED
                                     ---------------------------------------------    Change from
                                     DECEMBER 31,   % of     December 31,    % of       2003 to
                                         2004       Total       2003         Total        2004
                                     ------------   -----    ------------    -----    -----------
The Americas                         $  505,135      27%     $  469,618       27%           8%
Asia-Pacific                            968,150      52%        995,798       56%          (2%)
Europe                                  392,302      21%        300,960       17%          30%
                                     ----------     ---      ----------      ---           --
    Total                            $1,865,587     100%     $1,766,376      100%           6%
                                     ==========     ===      ==========      ===           ==

As discussed in the section entitled "Wireless Devices Handled by Division," the Americas division generated the majority of the Company's 34% growth in wireless devices handled. This was primarily accomplished through its logistics services business, which does not have as much relative sensitivity to the total revenue line. Europe, on the other hand, experienced higher relative growth in its distribution business, which does have higher sensitivity in the total revenue line. The Europe division generated the majority of the Company's revenue growth. The Asia-Pacific division experienced a modest decline.

The Europe division experienced a 14% increase in the average selling price (excluding the effect of foreign currency fluctuations) and a 9% increase in wireless devices handled through distribution. This contributed to $48 million of the Europe division's $91 million revenue growth. The added functionality of wireless devices and an increase in mix of high-end wireless data devices were principal causes of the

\
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

increase in the average selling price. The effect of the general strengthening of European currencies relative to the U.S. dollar further contributed $32 million to our revenue growth. Excluding the effect of foreign currency fluctuations, the Europe division's logistics services business increased by $19.7 million. Growth in the sale of prepaid airtime, which is classified under logistics services, constituted the majority of the increase. Our entry into Finland (distribution) and the Slovak Republic (logistics services) also contributed to the Europe division's revenue growth, partially offset by a decline in accessories sold.

The increase in revenue in the Americas division was predominantly due to a 75% growth rate in wireless devices handled through its logistics services business and the significant growth of prepaid airtime to its revenue stream. This was partially offset by a reduction in the average fee in wireless device transactions due to negotiated price decreases with key customers, customers qualifying for additional volume discounts and sales mix changes among logistics customers. The Americas division was able to reduce its operating costs in line with average fee reductions. Distribution revenue was flat. This was as a result of a 7% decline in wireless devices handled through distribution, coupled with a decline in accessories revenue and offset by a 9% increase in the average selling price of wireless devices sold. The increase in the average selling price was due to the added functionality of wireless devices.

The Asia-Pacific division experienced a slight decrease in revenue. A 4% decrease in wireless devices handled through distribution, combined with a 6% decrease in average selling price (excluding the effect of foreign currency fluctuations) were key contributors to the decrease. The general strengthening of foreign currencies relative to the U.S. dollar, an increase in accessories revenue and an increase in wireless devices handled through logistics services partially offset the overall revenue decline.

GROSS PROFIT AND GROSS MARGIN

Gross Profit by Service Line:

                                                      YEAR ENDED                      Change from
                                    ---------------------------------------------     -----------
(Amounts in 000s)                    DECEMBER 31,   % of     December 31,   % of        2003 to
                                         2004       Total       2003        Total         2004
                                     -----------    -----    -----------    -----     -----------
Distribution                          $  59,004      50%       $ 54,305       55%         9%
Logistics services                       59,769      50%         44,975       45%        33%
                                      -----------------------------------------------------
    Total                             $ 118,773     100%       $ 99,280      100%        20%
                                      =====================================================

Our gross profit was up 20%, which was significantly higher than our revenue growth of 6%. Our 34% increase in wireless devices handled was the primary driver for the increase in gross profit. Wireless devices handled through logistics services grew by 79%, while wireless devices handled through distribution declined by 4%. The gross profit per wireless device handled in logistics services was lower than the gross profit per wireless device handled through distribution (which is generally the case). The significant sales mix shift toward logistics services, combined with the lower gross profit yield per unit, explain the lower 20% growth in gross profit as compared to the 34% growth in wireless devices handled. Logistics services generally requires less invested capital and sales and administrative resources and has a lower risk profile than distribution; therefore, logistics services generally warrants a lower gross profit per unit. Improved efficiencies due to higher volumes and productivity improvements also contributed to the increase in gross profit. The general strengthening of foreign currencies relative to the U.S. dollar contributed $5.8 million to the increase.

\
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A significant portion of the increase in gross profit was generated by the Americas division, which experienced high growth in wireless devices handled and drove improvements in productivity. Through its revenue increase and as a result of the general strengthening of foreign currencies relative to the U.S. dollar, the Europe division also contributed to the improvement in gross profit. As a result of a modest revenue decline and a 0.2 percentage point decrease in gross margin, the Asia-Pacific division experienced a 7% decline in gross profit.

The 9% improvement in gross profit in product distribution in light of a 1% increase in revenue was due to a sales mix shift from lower gross margin distribution revenue in the Asia-Pacific division to the higher relative gross margin distribution revenue in the Europe division and productivity improvements.

The 33% improvement in gross profit in logistics services was primarily the result of a 36% increase in revenue. A 0.4 percentage point decrease in gross margin slightly reduced the improvement relative to revenue growth.

Gross Margin by Service Line:

                                YEAR ENDED
                        --------------------------   Change from
(Amounts in 000s)       DECEMBER 31    December 31,   2003 to
                           2004           2003         2004
                        -----------    ------------   -------
Distribution                3.8%           3.5%     0.3 % points
Logistics services
                           19.5%          19.9%    (0.4)% points
                           ----           ----      ------------
    Total                   6.4%           5.6%     0.8 % points
                           ====           ====      ============

Gross margin improved by 0.8 percentage points to 6.4%. This was principally the result of a sales mix shift from lower relative gross margin distribution sales to higher relative gross margin logistics services revenue.

The 0.3 percentage point increase in product distribution gross margin was the result an increase in relative weight of the Europe division's revenue and associated gross margin, which yielded a higher gross margin than the Americas and Asia-Pacific divisions. The increase in sales of higher end higher gross margin wireless devices and improvements in gross margin in accessory sales further improved the Europe division's product distribution gross margin as compared to 2003. The Asia-Pacific division experienced a slight decline in gross margin through product distribution. This was the result reduced sales in our India CDMA business and the tightening of incentives by a key supplier within the division. The Americas experienced a slight increase in product distribution gross margin because of improvements in productivity.

Logistics services experienced a slight decline in gross margin. A 47% increase in the sale of prepaid airtime, which generally yields a lower gross margin was attributable to the decline. A decrease in the logistics services gross margin in Europe, which experienced a higher growth rate in the sale of prepaid airtime, was more apparent. The Americas division experienced a slight increase in logistics services gross margin as a consequence of higher volumes and productivity improvements. These offset reductions in average fees earned in the provision of services on wireless devices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                               YEAR ENDED
                                     ------------------------------     Change from
(Amounts in 000s)                    DECEMBER 31,      December 31,        2003 to
                                        2004               2003            2004
                                     ------------      ------------    ------------
SG&A expenses                         $84,775            $70,124         21%
Percentage of revenue                     4.5%               4.0%       0.5%points
                                      -------            -------        ----------

SG&A expenses increased $14.7 million, or 21%, in 2004. As a percent of revenue, SG&A expenses increased 0.5 percentage points. The increase in dollars and SG&A as a percent of revenue was a result of:

      - $3.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar,

      -     our entry into Finland and the Slovak Republic,

      - increases in variable costs to support our growth and expansion in current markets, including our continued business development in India,

      - a $2.1 million increase in expenses related to being a publicly traded company, which included $1.6 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and

      - the effect of the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004.

SG&A expenses as a percent of revenue was adversely impacted by the effect of a sales mix shift from product distribution to fee-based logistics services had on total revenue growth. Since our 6% revenue growth did not correlate with the 34% growth in wireless devices handled, comparisons of SG&A expenses as a percent of revenue on a year-over-year basis may not be as meaningful. As a percent of gross profit, SG&A expenses were flat, year over year.

OPERATING INCOME FROM CONTINUING OPERATIONS

Operating Income by Division:

(Amounts in 000s)                                     YEAR ENDED
                                     -----------------------------------------  Change from
                                     DECEMBER 31,   % of   December 31,   % of    2003 to
                                         2004       Total     2003        Total    2004
                                     ------------   -----  ------------   ----- ------------
The Americas (1)                     $   21,469      68%    $   3,620      15%     493%
Asia-Pacific                              9,410      22%       14,088      59%     (33%)
Europe                                    3,355      10%        5,987      26%     (44%)
                                     ----------     ---     ---------     ---       --
    Total                            $   34,234     100%    $  23,695     100%      44%
                                     ==========     ===     =========     ===       ==

Operating Income as a Percent of Revenue by Division:

                                              YEAR ENDED
                                     ------------------------------     Change from
(Amounts in 000s)                    DECEMBER 31,      December 31,        2003 to
                                        2004               2003            2004
                                     ------------      ------------   -------------
The Americas (1)                        4.3%             0.8%         3.5 % points
Asia-Pacific                            1.0%             1.4%         0.4 % points
Europe                                  0.8%             2.0%         (1.2 %)points
                                        ---              ---          -------------
    Total                               1.8%             1.3%          0.5 % points
                                        ===              ===          =============

(1) Includes a facility consolidation charge of $5.5 million in 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income from continuing operations grew by $10.5 million, or 44%. This improvement was chiefly the direct result of a 34% increase in wireless devices handled that generated a $19.5 million, or 20%, increase in gross profit, partially offset by a $14.7 million, or 21%, increase in SG&A spending. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement.

The 34% increase in wireless devices handled was primarily driven by a 52% growth rate in our largest division, the Americas division, as measured by wireless devices handled. A high growth rate of our logistics services business in the Americas division was the chief contributor to its growth. The Europe division, which represented 4% of the Company's total wireless devices handled, experienced a 47% growth rate. The Asia Pacific division, which represented 26% of the Company's total wireless devices handled, experienced a less than 1% increase. Although worldwide demand was strong in the wireless device industry, declines in volume in our India CDMA business and modest volume growth in our Brightpoint Asia Limited GSM export business contained the Asia-Pacific division's overall growth. For the total Company, a sales mix shift from high revenue product distribution wireless devices handled to lower revenue fee-based logistics wireless devices handled affected our revenue growth rate, which was 6%. Included in our revenue growth was the sale of prepaid airtime, which grew in all divisions, however, the increase was more apparent in the Europe division. The higher volumes contributed to a 20% increase in gross profit and the sales mix shift to higher gross margin logistics services revenue contributed to a 0.8 percentage point increase in gross margin.

The increase in SG&A expenses was related to $3.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, our entry into Finland and the Slovak Republic, increases in variable costs to support our growth and expansion in current markets, including our continued business development in India, a $2.1 million increase in expenses related to being a publicly traded company, which included $1.6 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and the effect of the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004.

The general strengthening of foreign currencies relative to the U.S. dollar had an increasing effect on revenue, gross profit, SG&A expenses and operating income. The effect on operating income was 9%.

The Americas division experienced a $17.8 million increase in operating income from continuing operations. This was the result of a 52% increase in wireless devices handled that contributed to a 40% increase in gross profit in conjunction with a modest 5% increase in SGA expenses, excluding corporate allocations. The increase in wireless devices handled was predominantly driven by its logistics services business and was partially offset by a decline in its product distribution business. Demand was strong in the Americas division for our logistics services customers for whom we fulfilled orders. Demand in our distribution business was significantly and negatively affected by a key supplier's relatively weaker market position in GSM and CDMA as compared to TDMA and in related shifts in demand by our mobile operator customers. The facility consolidation charges of $5.5 million in 2003 related to the closure of our former Richmond, California, call center, which did not recur in 2004, also contributed to the improvement. The Americas division's operating income was also negatively affected by our increased costs of being a public company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in operating income from continuing operations in the Americas division was partially offset by reductions in the Asia-Pacific and Europe divisions. The reduction in the Asia-Pacific division was related to mixed operating results among the various subsidiaries within the division. Significant increases in wireless devices handled in Australia and New Zealand were offset by declines in volume in our India CDMA business and in the Philippines. Additionally, relatively modest volume increase of 7% in our Brightpoint Asia Limited GSM export business contained the Asia-Pacific division's overall growth. Primarily due to a decrease in the average selling price of wireless devices handled through distribution and partially offset by the favorable effect of the general weakening of the U.S. dollar relative to foreign currencies, revenue for the division declined by 2%. Furthermore, the division experienced a 0.2 percentage point decline in gross margin. This was largely the result of reduced sales in our India CDMA business and the tightening of incentives by a key supplier. A significant contributor to the reduction in operating income from continuing operations was a $2.4 million operating loss in our India CDMA business. This business was profitable in 2003 when we were successful at launching a certain model of a CDMA wireless device with a large mobile operator. In 2004, we were unable to launch follow-on CDMA products at the same quantities and incurred additional costs related to building our operating infrastructure for the long term. The Asia-Pacific division's operating income was also negatively affected by our increased costs of being a public company.

Although our Europe division experienced a 47% increase in wireless devices handled and a related 30% increase in revenue, its operating income declined by $2.6 million, or 44%. Our France business, which incurred high bad debt expenses mostly in its distribution business and higher SG&A expenses related to the expansion of its retail outlets, decreased its operating income significantly. We entered into Finland and the Slovak Republic in 2004 and both businesses incurred operating losses. Conversely, our Germany business, which had incurred significant operating losses in previous years, generated a positive operating result. The initiation of sales of high-end wireless data devices contributed to our Germany business' improved operating results. The Europe division's operating income was also negatively affected by our increased costs of being a public company.

NET INTEREST EXPENSE

                                              YEAR ENDED
                                     ------------------------------    Change from
(Amounts in 000s)                    DECEMBER 31,     December 31,        2003 to
                                         2004             2003             2004
                                     ------------     ------------     ------------
Interest expense                       $  1,870         $  1,815                  3%
Interest income                            (986)            (652)                51%
                                       --------         --------       ------------
Net interest expense                   $    884         $  1,163                 24%)
                                       ========         ========       ============
Percentage of revenue                       0.0%             0.1%      (0.1)%points
                                       --------         --------       ------------

Net interest expense declined by $279 thousand, or 24%, from 2003. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was offset by an increase in interest income from short-term investments. Our cash balances fluctuate throughout the year as we routinely make large payments to suppliers and collect large receipts from customers. These payments or collections can be in excess of $10 million on any given day and the timing of these payments or collections can cause a need to draw against our existing credit facilities or provide excess cash to invest on a short-term basis, which can affect our interest expense and interest income.

OTHER EXPENSES

                                                       YEAR ENDED
                                     -----------------------------  Change from
(Amounts in 000s)                    DECEMBER 31,     December 31,    2003 to
                                        2004             2003          2004
                                     ------------------------------------------
Other expenses                         $1,860           $2,251          (17%)
Percentage of revenue                     0.1%             0.1%
                                       ------           ------         ----

Other expenses decreased by $391 thousand, or 17%. This line item is composed of the cost on the sale of certain receivables to financial institutions conducted routinely throughout the year by certain subsidiaries, fines and penalties, and other items that are not operating expenses. The cost on the sale of certain receivables was $1.2 million and $1.3 million for 2004 and 2003, respectively. Total receivables sold were $383 million and $265 million during 2004 and 2003, respectively. Included in other expenses in 2003 was a $450 thousand fine paid in connection with the Company's settlement with the SEC, which did not recur in 2004.

INCOME TAX EXPENSE

                                               YEAR ENDED
                                     ------------------------------        Change from
(Amounts in 000s)                    DECEMBER 31,      December 31,         2003 to
                                         2004            2003                2004
                                     ------------      ------------        -----------
Income tax expense                       $9,017           $4,793               96%
Effective tax rate                         28.6%             4.1%             5.4% points
                                         ------           ------           ------

The $4.6 million increase in income tax expense was a result of increased operating income and a 28.6% effective income tax rate in 2004, as compared to a 24.1% effective income tax rate in 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability of our business in certain jurisdictions such as North America and Australia, which have higher statutory tax rates than other jurisdictions that we operate in, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. Our effective income tax rate differs from the United States Federal income tax rate of 35% due to a significant portion of our taxable income having been generated in foreign tax jurisdictions, many which have lower tax rates.

INCOME FROM CONTINUING OPERATIONS

                                             YEAR ENDED
                                     ---------------------------    Change from
(Amounts in 000s)                    DECEMBER 31,   December 31,      2003 to
                                         2004           2003           2004
                                     ------------   ------------    -----------
Operating income                      $ 34,234       $ 23,695            44%
Interest expense - net                     884          1,163           (24%)
Loss on extinguishment of debt               -            365           N/A
Other expenses                           1,860          2,251           (17%)
                                      --------       --------         -----
Income from continuing operations
   before taxes                         31,490         19,916            58%
Income tax expense                       9,017          4,793            88%
                                      --------       --------         -----
Income from continuing operations
   before minority interest             22,473         15,123            49%
Income from continuing operations       22,473         15,147            49%
Diluted earnings per share            $   1.17        $  0.80            46%

Income from continuing operations grew by $7.3 million, or 49%. This improvement was chiefly the direct result of a 34% increase in wireless devices handled that generated a $19.5 million, or 20%, increase

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

in gross profit, partially offset by a $14.7 million, or 21%, increase in SG&A spending and $4.2 million increase in income tax expense. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement. Our effective income tax rate increased from 24.1% to 28.6% in 2004, which was primarily attributable to the increased profitability in certain tax jurisdictions such as North America and Australia, which have higher average statutory tax rates than other tax jurisdictions where we operate, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time.

Income from continuing operations per diluted share was $1.17, as compared to $0.80 in 2003.

DISCONTINUED OPERATIONS

                                                           YEAR ENDED
                                                   --------------------------      Change from
(Amounts in 000s)                                  DECEMBER 31,   December 31,       2003 to
                                                      2004           2003             2004
                                                   ------------   ------------     -----------
Loss from discontinued operations                   $    (475)    $    (2,890)            (84%)
Loss on disposal of discontinued operations            (5,713)           (528)            982%
                                                    ---------     -----------            ----
    Total discontinued operations                   $  (6,188)    $    (3,418)             81%
                                                    ---------     -----------            ----
Percentage of Revenue                                    (0.3%)          (0.2%)           0.1% points
Diluted earnings per share                          $   (0.32)    $     (0.18)             78%

The loss from discontinued operations for 2004 was mainly ascribable to losses incurred in Brightpoint Ireland's operations of $309 thousand, an unrealizable asset written off and various professional and liquidation fees. The loss on disposal of discontinued operations for 2004, was largely attributable to a $3.8 million loss on the sale of Brightpoint Ireland, a $584 thousand loss on the sale of one of our subsidiaries, Brightpoint do Brasil Ltda., and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. On February 19, 2004, our subsidiary, Brightpoint Holdings B.V., completed the sale of its entire interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. The $3.8 million loss included the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.

The loss from discontinued operations for 2003 was primarily attributable to losses incurred by Brightpoint Ireland's operations of $2.2 million and various professional and liquidation fees. The loss on disposal of discontinued operations for 2003 was significantly comprised of unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar and various professional and liquidation fees, substantially offset by the receipt of $1.3 million in contingent consideration relating to the divestiture of our Middle East operations in the third quarter of 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

NET INCOME

                                         YEAR ENDED
                                ------------------------------    Change from
(Amounts in 000s)               DECEMBER 31,      December 31,      2003 to
                                    2004              2003           2004
                                ------------      ------------    -----------
Net income (loss)                 $  16,285          $  11,729           39%
Percentage of revenue                   0.9%               0.7%         0.2% points

Diluted earnings per share        $    0.85          $    0.62           37%
                                  ---------           --------          ---

Net income grew by $4.6 million, or 39%. This improvement was chiefly the direct result of a 34% increase in wireless devices handled that generated a $19.5 million, or 20%, increase in gross profit, partially offset by a $14.7 million, or 21%, increase in SG&A spending, $4.2 million increase in income tax expense and $2.8 million increased loss from discontinued operations. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement. Our effective income tax rate increased from 24.1% to 28.6% in 2004, which was primarily attributable to the increased profitability in certain jurisdictions such as North America and Australia, which have higher average statutory tax rates than other jurisdictions that we operate in, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. The loss from discontinued operations for 2004 was largely attributable to a loss on the sale of Brightpoint Ireland, a loss on the sale of Brightpoint Brazil and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

Net income per diluted share was $0.85, as compared to $0.62 in 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS ("ROIC")

We believe that it is equally as important for a business to manage its balance sheet as its statement of operations. A measurement that ties the statement of operation performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders' equity and debt. The details of this measurement for 2004, 2003 and 2002 are outlined below.

                                                         YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
(Amounts in 000s)                                   2004           2003            2002
                                                 ---------       ---------       ---------
Operating income after taxes:
 Operating income from continuing operations     $  34,234       $  23,695       $   1,741
 Plus: facility consolidation charge                  (236)          5,461              --
 Less: estimated income taxes (1)                   (9,723)         (7,027)           (686)
                                                 ---------       ---------       ---------
   Operating income after taxes                  $  24,275       $  22,129       $   1,055
                                                 =========       =========       =========
Invested capital:
 Debt                                            $      --       $  16,207       $  22,120
 Shareholders' equity                              153,493         147,584         113,643
                                                 ---------       ---------       ---------
   Invested capital                              $ 153,493       $ 163,791       $ 135,763
                                                 =========       =========       =========

Average invested capital (2)                     $ 147,329       $ 137,463       $ 215,432

ROIC (3)                                                16%             16%              1%
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

Our ROIC was consistent for 2004 and 2003 at approximately 16% and up from 1% for 2002. For 2004, the increase in operating income after taxes was offset by the increase in average invested capital. The increase in average invested capital is a result of earned income, increased common stock and additional paid-in capital through the exercise of employee stock options and related tax benefits and a reduction in accumulated other comprehensive income (loss) due to the general strengthening of foreign currencies relative to the U.S. dollar, partially offset by purchases of the Company's common stock and a decrease in debt. The primary causes for the improvement in ROIC in 2003 as compared to 2002 was the $22 million improvement in operating income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

CASH CONVERSION CYCLE

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                          2004            2003           2002
                                                          ----            ----           ----
Days sales outstanding in accounts receivable              26              24             29
Days inventory on-hand                                     24              25             23
Days payable outstanding                                  (42)            (44)           (39)
                                                          ---             ---            ---
    Cash conversion cycle days                              8               5             13
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

During 2004, the cash conversion cycle increased to 8 days from 5 days in 2003. The change in the cash conversion cycle was the result of a 2-day decrease in the days of payable and a 2-day increase in the days of sales outstanding, partially offset by a 1-day decrease in the days of inventory outstanding. The decrease in days of payable outstanding was substantially due to the timing of inventory received in conjunction with related payment terms from certain suppliers and a mix shift in purchases from our largest supplier, Nokia, from whom we have negotiated certain credit terms to other suppliers with whom our purchasing power is limited and were not able to negotiate comparable credit terms. The increase in the days of sales outstanding was mostly due to the high level of sales in the fourth quarter relative to the first three quarters caused by high demand for our products and services during the holiday season. We were able to attain days of inventory on hand of 24 days by monitoring our inventory levels very closely and consciously striving to keep our investment low while still holding enough inventory to meet the high customer demand during the holiday season.

A cash conversion cycle of 8 days is a low number for a distribution company and it is unlikely that we can sustain this short cycle for an extended period of time. From time to time, we may pay our suppliers prior to the invoice due date in order to take advantage of early settlement discounts. Increases in the cash conversion cycle would have the effect of consuming our cash, causing us to borrow from lenders or issuing stockholders' equity to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

The detail calculation of the components of the cash conversion cycle is as follows:

(A) Days sales outstanding in accounts receivable = Ending accounts receivable for continuing operations divided by average daily revenue (inclusive of value-added taxes for foreign operations) for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

(B) Days inventory on-hand = Ending inventory for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

(C) Days payables outstanding = Ending accounts payable for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

(Amounts in 000s)                                                            YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      2004             2003              2002
                                                                  -----------      -----------      -----------
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:
    Continuing operations revenue                                 $ 1,865,587      $ 1,766,376      $ 1,229,777
    Value-added taxes invoiced for continuing operations              129,043          102,961           61,637
                                                                  -----------      -----------      -----------
    Total continuing operations revenue and value-added taxes       1,994,630        1,869,337        1,291,415

    Daily sales including value-added taxes                             5,541            5,193            3,587

    Continuing operations ending accounts receivable              $   144,106      $   122,273      $   103,453
    Days sales outstanding in Accounts Receivable (A)                      26               24               29
                                                                  ===========      ===========      ===========

DAYS INVENTORY ON-HAND
    Continuing operations cost of revenue                         $ 1,746,814      $ 1,666,334      $ 1,162,432
    Indirect product and service costs                               (100,995)         (89,837)         (90,156)
                                                                  -----------      -----------      -----------
    Total continuing operations cost of products sold               1,645,819        1,576,497        1,072,276

    Daily cost of products sold                                         4,572            4,379            2,979

    Continuing operations ending inventory                        $   109,559      $   107,763      $    67,677
    Days inventory on-hand (B)                                             24               25               23
                                                                  ===========      ===========      ===========

DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE
    Daily cost of products sold                                   $     4,572      $     4,379      $     2,979

    Continuing operations ending accounts payable                 $   191,802      $   193,961      $   115,500
    Days payable outstanding (C)                                           42               44               39
                                                                  ===========      ===========      ===========
    Cash conversion cycle days (A+B-C)                                      8                5               13
                                                                  ===========      ===========      ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $7.6 million. The significant items within the adjustments to reconcile net income to net cash provided by operating activities include:

(Amounts in 000s)                                              YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                 2004          2003
                                                               ---------     ---------
Net income                                                     $ 16,285      $ 11,729
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                               10,815        12,733
     Facility consolidation charge                                 (236)        5,461
     Change in deferred taxes                                       609         2,010
     Discontinued operations                                      6,188         3,418
     Net cash used by discontinued operations                    (1,290)       (2,985)
     Income tax benefits from exercise of stock options           5,418           445
     Gain on debt extinguishment                                      -           365
     Pledged cash requirements and other                          3,212        (2,251)
     Changes in operating assets and
       liabilities, net of effects from acquisitions and
       divestitures:

         Accounts receivable                                    (15,678)       (4,306)
         Inventories                                              2,100       (27,575)
         Other operating assets                                  (1,412)          806
         Accounts payable and accrued expenses                  (18,370)       55,677
                                                               --------      ---------
Net cash provided by operating activities                      $  7,641      $ 55,527
                                                               ========      =========

Our primary source of cash in 2004 was the cash generated by operating income. The cash generated by operations was partially offset by the use of cash in operating assets and liabilities. The increase in accounts receivable and decrease accounts payable consumed cash during the year, and was partially offset by a reduction in inventories. The increase in accounts receivable was attributable to a higher proportion of sales at the end of December 2004 as compared to 2003. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments, increased purchases from suppliers who offer less favorable terms than in previous years and our determination to utilize certain suppliers' offers of early settlement discounts. The decrease in inventories was due to our continued focus in optimizing inventory levels.

                      DECEMBER 31,          December 31,
(Amounts in 000s)        2004                  2003
                      ------------         -------------
Working capital        $  97,423             $  89,345
Current ratio           1.35 : 1              1.30 : 1

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital at December 31, 2004, compared to December 31, 2003, was mostly comprised of an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

increase in accounts receivable and unfunded contract financing activities, offset by the $24 million repurchase of our common stock and a decrease in accounts payable. We believe that positive cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

INVESTING ACTIVITIES

(Amounts in 000s)                                                YEAR ENDED DECEMBER 31,
                                                                 2004              2003
                                                               ---------        ---------
Capital expenditures                                           $  (8,343)       $  (6,057)
Purchase acquisitions, net of cash acquired                       (1,634)          (2,880)
Cash effect of divestitures                                          576            1,328
Decrease in funded contract financing receivables                  4,398            5,887
Other                                                               (920)             154
                                                               ---------        ---------
Net cash used in investing activities                          $  (5,923)       $  (1,568)
                                                               =========        =========

Net cash used in investing activities was $5.9 million largely due to $8.3 million used for capital expenditures partly offset by a $4.4 million decrease in net funded contract financing receivables. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States and Australia, our entries into India and the Slovak Republic, which included new office space and basic information systems infrastructure, the purchase of operating assets in the U.S. that were previously leased and retail development in France. We offer financing of inventory and receivables to certain mobile operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The decrease in contract financing receivables was due to timing of product receipts and payments at the end of the quarter.

FINANCING ACTIVITIES

(Amounts in 000s)                                             YEAR ENDED DECEMBER 31,
                                                                2004          2003
                                                              --------      --------
Net proceeds (payments) on credit facilities                  $(16,500)     $  2,761
Pledged cash requirements                                        5,000        (5,000)
Purchase of treasury stock                                     (24,010)            -
Repurchase of convertible notes                                      -       (11,980)
Proceeds from common stock issuances under employee stock
    option and purchase plans                                    1,013        12,383
                                                              --------      --------
Net cash used in financing activities                         $(34,497)     $ (1,836)
                                                              ========      ========

Net cash used in financing activities was primarily comprised of $24 million repurchase of our common stock and $16 million for repayment of credit facilities, partially offset by a reduction in pledged cash of $5 million. On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During this period, the Company repurchased 208,100 shares of its own common stock at an average price of $19.28 per share, totaling $4.0 million. As of December 31, 2004,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

approximately $16.0 million may be used to purchase shares under this program. Additionally, on June 4, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of our common stock. We made such repurchases in June of 2004 through open market and a privately negotiated transaction. Detail of the repurchases is provided in the table below.

      Issuer purchases of equity securities:

                                                            Total number of shares      Total amount       Maximum dollar value of
                           Total number                     purchased as part of     purchased as part    shares that may yet be
Quarter of purchase        of shares      Average price     the publicly announced     of the publicly       purchased under the
                           purchased      paid per share            program           announced program            program
-------------------      --------------   --------------    ----------------------   ------------------   --------------------------

Second quarter 2004        1,397,500          $14.31               1,397,500             $19,996,773                None
Fourth quarter 2004          208,100          $19.28                 208,100             $ 4,012,769             $15,987,231
                         -----------      ----------        ----------------         ---------------      ------------------

Total/Average              1,605,600          $14.95               1,605,600             $24,009,542             $15,987,231
                         ===========      ==========        ================         ===============      ==================

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

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of December 31, 2004:

(Amounts in 000s)                                                                 Letters of Credit &         Net
                           Commitment     Gross Availability     Outstanding           Guarantees        Availability
                           ----------     ------------------     -----------      -------------------    ------------
North America               $  70,000          $ 38,427            $     -             $  5,000            $ 33,427
Australia                      37,879            36,477                  -                4,349              32,128
New Zealand                     8,618             8,543                  -                    -               8,543
Sweden                          2,159             2,159                  -                    -               2,159
Philippines                       889               889                  -                    -                 889
France                              -                 -                  -                    -                   -
                           ----------     -------------          ---------         ------------           ---------
Total                       $ 119,545          $ 86,495            $     -             $  9,349            $ 77,146
                           ==========     =============          =========         ============           =========

Additional details on the above lines of credit are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

We prefer our subsidiaries to open local lines of credit to support their borrowing needs. For subsidiaries where we do not have local lending relationships, we use our foreign finance subsidiary, Brightpoint Holdings B.V., to act as a lender through intercompany loans. Brightpoint Holdings B.V. funds a significant portion of its intercompany loans through deposits from certain subsidiaries, which have generated excess cash. There are circumstances where subsidiaries utilize both local lenders and our foreign finance subsidiary. We plan on continuing our pursuit of third party lending relationships in the countries where our subsidiaries conduct business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Brightpoint North America L.P. entered into an agreement with GE Capital in 2001, which has been amended periodically as circumstances warranted changes to the agreement and was amended and restated in 2004 to, among other things, extend the term through 2007. Management believes these amendments have generally been favorable to the Company. We believe that we have developed a good relationship with GE Commercial Finance, which has led to the inception of facilities in Australia in 2002 and New Zealand in 2003.

Our financial condition has improved significantly since 2001. Our debt structure as measured by gross-debt-to-total-capitalization ratio has dropped from 53% in 2001 to 0% in 2004. Our cash conversion cycle has dropped from over 13 days in 2002 to 8 days in 2004. This is indicative of improved management of key balance sheet accounts such as accounts receivable, inventory, and accounts payable. These factors, among others, have improved our risk profile in the eyes of current and potential lenders.

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLE TRANSFERS

During the years ended December 31, 2004 and 2003, we entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the year ended December 31, 2003, we also entered into certain transactions or agreements with banks and other third-party financing organizations in Ireland with respect to the sale of a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements with the exception of the receivable sale facility with GE Factofrance. In April 2004, through one of our subsidiaries, Brightpoint (France) SARL, entered into a receivable sale facility with GE Factofrance. The facility does not meet the requirements of a transfer under current accounting principles generally accepted in the United States and therefore amounts advanced under this facility against receivables not collected by GE Factofrance are included on the Consolidated Balance Sheet under lines of credit and accounts receivable. Net funds received, other than from GE Factofrance, reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Other expenses" in the Consolidated Statements of Operations.

Net funds received from the sales of accounts receivable for continuing operations during the years ended December 31, 2004 and 2003, totaled $381 million and $265 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $1.2 million and $1.4 million during 2004 and 2003, respectively. Approximately $1.2 million and $1.3 million in 2004 and 2003, respectively, of these fees relate to continuing operations and are included as a component of "Other expenses" in the Consolidated Statements of Operations. The remainder of the fees in 2003 was related to our former Mexico operations and was included in loss from discontinued operations in the Consolidated Statements of Operations.

We are the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and have no significant retained interests or servicing liabilities related to accounts receivable sold. We may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

termination of the agreement pursuant to which these arrangements are conducted. During 2004 and 2003, as a result of the recourse arrangements, we repurchased approximately $0 and $234 thousand of receivables, respectively, from banks or other third party financing institutions. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $37 million and $46 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2004, and 2003, respectively. Amounts held by banks or other financing institutions at December 31, 2004, were for transactions related to the Company's Norway, Sweden and France arrangements. All other arrangements have been terminated or expired.

CAPITAL RESOURCES

Capital expenditures were $8.3 million, $6.1 million and $8.7 million for 2004, 2003 and 2002, respectively. Capital expenditures were largely directed toward improving our information systems, particularly in the U.S., our entries into India and the Slovak Republic, which included new office space and basic information systems infrastructure and the purchase of operating assets in the U.S. that were previously leased. Expenditures for capital resources historically have been generally composed of information systems, including upgrades and improvements, leasehold improvements for warehouse, office, and retail facilities, and warehouse equipment. We expect this pattern to continue in future periods. We expect to invest in a range of $10 million to $14 million in 2005. A key component of our strategic plan is geographic expansion. We expect our level of capital expenditures to be affected by our geographic expansion activity.

On October 31, 2003, the Company sold 15% of its interest in Brightpoint India Private Limited to Persequor Limited ("Persequor") in exchange for a management services agreement, in which Persequor will provide management services to Brightpoint India Private Limited for five years (ending October 31, 2008). On the fourth anniversary of the effective date and annually thereafter, Persequor has a right to require Brightpoint Holdings B.V. to purchase Persequor's interest in Brightpoint India Private Limited at a price determined by an appraisal method as defined in the shareholders' agreement. Termination of the shareholders' agreement is the earlier of (i) the date on which each of the Investors agree in writing or (ii) the tenth anniversary of the Effective Date. Upon termination, Brightpoint India Private Limited becomes owned by its shareholders and is no longer subject to a shareholders' agreement. As a result, there are no options or puts subsequent to termination. Effective July 1, 2004, Brightpoint India and Persequor amended the shareholders' agreement with respect to the put agreement as it relates the form of payment of the put and the mandatory redemption. The payment form is cash or 100% Brightpoint unregistered shares with mandatory redemption at the discretion of Brightpoint. The shares required to fulfill the put option are included in the diluted share calculation for diluted earnings per share, except when Brightpoint India's equity is negative and there is no dilution.

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

                                         DECEMBER 31,
                                  ----------------------------
(Amounts in 000s)                      2004            2003     % Change
                                  --------------     --------   --------
Unrestricted cash                     $   72,120     $ 98,879      (27%)
Unused borrowing availability             77,146       45,362       70%
                                  --------------     --------   ------
Liquidity                             $  149,266     $144,241        3%
                                  ==============     ========   ======

As of December 31, 2004, our liquidity was $149 million, which was up 3% from December 31, 2003. Our borrowing availability increased by $32 million while our cash decreased by $27 million. Our unused borrowing availability increased relative to the increase in accounts receivable and the reduction in outstanding debt. Our net cash decline was primarily from the $24 million purchase of the Company's common stock, payments of outstanding debt and capital expenditures, partially offset by $7.6 million provided by operating activities.

We routinely make large payments, in certain occasions in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions in excess of $10 million. The timing of these payments or collections has caused our cash balances and borrowings to fluctuate throughout the year. During 2004, our largest outstanding borrowings on a given day were approximately $24 million with an average outstanding balance of approximately $5.8 million.

Our cash balance as of December 31, 2004, was $72 million. With an unused borrowing availability of $77 million on December 31, 2004, the Company could operate successfully without the $72 million in cash, given that the Company continues to provide cash from operations. Therefore, we believe we have adequate liquidity to operate the business successfully for the next 12 months and to invest in growth opportunities. As of December 31, 2004, our gross-debt-to-total capitalization ratio was 0%. On December 24, 2005, our credit facility with GE Commercial Finance in Australia expires. As of December 31, 2004, we had no amount outstanding on the facility. Our relationship with GE Commercial Finance is good; therefore, we expect to be in a position to either extend this facility or to find an alternative lender.

Our cash balance at December 31, 2004, was distributed throughout our subsidiaries worldwide. However, we had higher concentrations of cash in the U.S. and in Asia-Pacific, which were denominated in U.S. dollars. Although we can generally move funds freely across our subsidiaries, if we were to repatriate funds to the U.S. from foreign subsidiaries we could incur tax consequences, which may cause us to pay higher taxes and consume additional cash as a consequence. In certain subsidiaries, our local lenders restrict the amount of funds that can be transferred offshore to affiliates and the parent company. Additionally, there are foreign capital restrictions in India, which would restrict our ability to repatriate cash from India.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We currently fund a portion of our discontinued operations with cash generated from our continuing operations. Our total net liabilities for discontinued operations were $770 thousand as of December 31, 2004, and we expect to consume cash in the future to pay these liabilities. Local tax authorities generally review or audit tax returns for discontinued operations. Assessments beyond liabilities that are known and accrued for may result from any tax audit and such assessment could consume additional cash.

CREDIT RATING

We are rated by Standard & Poor's. As of December 31, 2004, our rating was B+ with a "stable" outlook. Standard & Poor's upgraded their rating for the Company on August 28, 2003 from B with a "stable" outlook.

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

Year         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
----         -----------   -----------   -----------   -----------
2004             23%           23%           25%           29%
2003             22%           22%           26%           30%
2002             22%           24%           25%           29%

For the Company, seasonal patterns for wireless devices handled have been as follows:

Year         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
----         -----------   -----------   -----------   -----------
2004             21%           21%           25%           33%
2003             19%           20%           30%           31%
2002             23%           24%           25%           28%

As can be seen in the table above, the wireless device industry has been prone to experiencing increases in demand in the fourth quarter, primarily due to enterprise purchasing for companies whose fiscal year ends coincide with the calendar year end and gift-giving holidays. Mobile operators often increase promotional activity, which can further stimulate demand during this period. Conversely, the global wireless industry has experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter.

The Company's seasonal patterns are significantly influenced by the global wireless industry's seasonal patterns. We had a stronger fourth quarter in 2004 than in 2003 or 2002, which was the result of strong demand in many of the markets where we operate and a full quarter of operations of the Slovak Republic and Finland, both businesses, which commenced operations in the third quarter of 2004. In 2003, our high growth in our Asia-Pacific Division, which included our entry into India in the second quarter of 2003, has partially caused our seasonal patterns to differ from the global wireless industry. The Chinese New Year, which is in the first quarter of each year, historically has had a positive influence in demand in the first

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

quarter. This has affected demand in certain markets in our Asia-Pacific division. The gift-giving holiday in India generally occurs in October. In certain markets in the Asia-Pacific division, enterprise and government fiscal years commonly end on June 30, which historically has had a positive effect on demand in the second quarter. As compared to the global wireless industry, our seasonality will likely be affected by the quantity of wireless devices handled in markets whose seasonality differs from the global wireless industry. Additionally, should we enter into new markets throughout the year, the additional wireless devices handled in those new markets may affect the distribution of sales across the four quarters of the year as compared to the global wireless and our own historical seasonal patterns. There can be no assurances that our future seasonal patterns will resemble that of the global wireless industry or that of our own historical patterns. Additionally, interim results may not be indicative of annual results.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2004.

(Amounts in 000s)                                                 Payments due by Period
                                            --------------------------------------------------------------------
                                               Total        Less than       1 to 3       3 to 5     Thereafter
                                                              1 year         years        years
                                            ------------    ------------    ---------    ---------  ------------
Operating leases                            $     79,131    $      8,918    $  14,327    $  11,408  $    44,478
Third-party debt and lines of credit (1)               -               -            -            -            -
Purchase obligations (2)                          10,829          10,829            -            -            -
Letters of credit                                 24,479          24,479            -            -            -
Other (3)                                          3,441           2,062          711          668            -
                                            ------------    ------------    - -------    ---------  -----------
     Total                                  $    117,880    $     46,288    $  15,038    $  12,076  $    44,478
                                            ============    ============    =========    =========  ===========


(1) reflects amounts included on the Consolidated Sheet

(2) purchase obligations exclude agreements that are cancelable without penalty

(3) includes obligations under maintenance contracts, acquisition agreements and related potential future considetation, and other commercial commitments

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS - 2003 COMPARISON TO 2002

REVENUE AND WIRELESS DEVICES HANDLED

Wireless Devices Handled by Division:

(Amounts in 000s)                                               YEAR ENDED
                                             ------------------------------------------------    Change from
                                             December 31,    % of      December 31,      % of      2002 to
                                                 2003        Total        2002          Total       2003
                                             ------------    -----     -----------      -----    -----------
Asia-Pacific                                     6,940          34%        3,189          22%         118%
The Americas                                    12,403          62%       10,969          74%          13%
Europe                                             791           4%          667           4%          19%
                                                ------       -----        ------         ---         ----
    Total                                       20,134         100%       14,825         100%          36%
                                                ======       =====        ======         ===         ====

Wireless Devices Handled by Service Line:

(Amounts in 000s)                               YEAR ENDED
                          -------------------------------------------- Change from
                          December 31,  % of    December 31,    % of     2002 to
                              2003      Total       2002        Total     2003
                          ------------  ------  ------------   -------  -----------
Product distribution         10,632       53%       6,824         46%      56%
Logistics services            9,502       47%       8,001         54%      19%
                             ------      ---       ------        ---       --
    Total                    20,134      100%      14,825        100%      36%
                             ======      ===       ======        ===       ==

Worldwide shipments of wireless devices grew approximately 22% to 520 million devices in 2003, according to Company and industry analysts estimates. The industry generally experienced improving economic conditions worldwide as compared to 2002, which was more noticeably felt in the second half of 2003. In conjunction with an improved economic environment, wireless device manufacturers were active in launching new products with added features and functionality such as color screens, embedded cameras, music playback, video gaming, internet and e-mail access, and generally improved appearance and ergonomics (commonly referred to as form factors). In parallel, many mobile operators launched additional services that utilized the added functionality of the wireless devices. Services include multimedia messaging, which allows a subscriber to send a digital image or digital video recording to another subscriber or an email address and access to internet web sites. In 2003, mobile operators were active in promoting their services and wireless device offerings. The three factors described above: improving economic conditions, more fully-featured wireless devices, and mobile operators' service offering expansion and related promotional activity have motivated many subscribers to replace their aging wireless devices. Mobile operators have also engaged in promotional activity to attract subscribers from competing networks. In many markets, the act of switching networks by a subscriber is generally accompanied with the acquisition of a new wireless device. Emerging markets, such as India, where penetration rates have been historically lower than industrialized markets, generally experienced high growth rates in subscriber acquisition, which drove high growth rates in wireless device sales. These events contributed to our growth in wireless devices handled.

For the Company, wireless devices handled grew by 36% in 2003, as compared to 2002. Strong demand for our products and services in the Asia-Pacific division, combined with our entry into the India market in the third quarter of 2003, were significant contributors to our growth. For the Asia-Pacific division, wireless devices handled grew by 118%, as compared to 2002. The Americas division, which handled 62% of the wireless devices for the Company in 2003, grew by 13%. Mobile operator customers of our logistics services business in the U.S., particularly those that target the prepaid wireless segment,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

experienced high levels of demand and consequently increased our volumes as compared to 2002. These volumes were partially offset by reduced sales in our U.S. distribution business, which was negatively impacted by a lack of CDMA products available to us from our primary supplier. Wireless devices handled in the Europe division grew by 19%, as compared to 2002, mostly from continued growth related to our entry in the Norway market in 2002.

We experienced higher growth rates in wireless devices handled in the second half of 2003 as compared to the first half of 2003. The spread of the SARS virus throughout the Asia-Pacific region modestly and negatively affected our Asia-Pacific division; global uncertainty revolving around the Iraq War negatively affected many markets; and a harsh winter in the U.S. and the lack of CDMA products from a certain supplier negatively affected the Americas division. All of these events, which did not prevail in the second half of 2003, negatively affected our growth in wireless devices handled. In the first half of 2003, wireless devices grew by 13% over the same period in the prior year (primarily the Asia-Pacific division) and in the second half of 2003, which included our entry into the India market, wireless devices handled grew by 57%. In the second half of 2003, many manufacturers were unable to respond to an unanticipated increase in demand and therefore, we experienced supply constraints for certain products. We are unable to quantify the effect of these constraints on our business.

Revenue by Division:

(Amounts in 000s)                                              YEAR ENDED
                                           ------------------------------------------------    Change from
                                           December 31,    % of      December 31,     % of       2002 to
                                               2003        Total         2002        Total        2003
                                           ------------    -----     ------------    ------    ------------
Asia-Pacific                               $    995,798      56%     $    527,499      43%          89%
The Americas                                    469,618      27%          493,176      40%          (5%)
Europe                                          300,960      17%          209,102      17%          44%
                                           ------------     ---      ------------     ---           --
    Total                                  $  1,766,376     100%     $  1,229,777     100%          44%
                                           ============     ===      ============     ===           ==

Revenue by Service Line:

                                                               YEAR ENDED
                                           ------------------------------------------------    Change from
(Amounts in 000s)                          December 31,    % of      December 31,     % of       2002 to
                                               2003        Total        2002          Total        2003
                                           ------------    -----     ------------    ------    -----------
Distribution                               $  1,540,471      87%     $  1,048,493       85%        47%
Logistics services                              225,905      13%          181,284       15%        25%
                                           ------------     ---      ------------      ---         --
    Total                                  $  1,766,376     100%     $  1,229,777      100%        44%
                                           ============     ===      ============      ===         ==

Total revenue grew by 44%, which was driven by a 56% growth rate of wireless devices sold through our distribution businesses. As discussed above, the Asia-Pacific division, which is primarily composed of distribution businesses, experienced significant growth in wireless devices handled and was a key contributor to our revenue growth.

Product distribution revenue grew by 47%. Separating the effect of fluctuating foreign currency exchange rates, the average selling price of wireless devices sold through our distribution businesses declined by 4%. In local currency terms, a 20% decline in the average selling price in the Asia-Pacific division, primarily caused by the sale of low-end wireless devices in India, was partially offset by 9% and 8% increases in average selling prices in the Americas and Europe divisions, respectively. The high growth in the Asia-Pacific division's wireless device sales minimized the effect the decrease in average selling price had on product distribution revenue. The increase in average selling price in the Americas division

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased product distribution revenue for wireless devices, despite a decline in wireless devices sold. The shift of an accessory program for a key customer from product distribution to fee-based logistics services reduced the Americas distribution revenue by approximately $24 million, which contributed to the overall decline in the Americas revenue in 2003. The Europe division's increase in average selling price, combined with wireless devices growth and additional sales of accessories, increased our total product distribution revenue. The increase in average selling prices in the Americas and Europe divisions is due to the sale of more fully-featured and functional wireless devices. The strengthening of foreign currencies relative to the U.S. dollar, which primarily affected the Europe division and to a lesser extent, the Asia-Pacific division, increased average selling prices by 4%.

Logistics services revenue increased by 25%. An increase in the sales of prepaid wireless airtime in Europe contributed to this increase. Although the Americas division was able to increase its wireless devices handled through logistics services by 21%, price reductions related to certain customers significantly offset any notable revenue gains. As described above, mobile operator customers in the U.S., particularly those that target the prepaid wireless segment, experienced high levels of demand and consequently increased our volumes as compared to 2002.

The effect of the strengthening of foreign currencies relative to the U.S. dollar contributed to 7 percentage points of the 44% total revenue increase. This effect accounted for 21 percentage points of the 44% revenue increase for the Europe division and 8 percentage points of the 89% increase in the Asia-Pacific Division.

GROSS PROFIT AND GROSS MARGIN

Gross Profit by Service Line:

                                                               YEAR ENDED
                                          ----------------------------------------------------  Change from
(Amounts in 000s)                          December 31,      % of      December 31,     % of      2002 to
                                               2003          Total        2002          Total       2003
                                          -------------     --------   ------------    -------  -----------
Distribution                                $  54,305           55%      $  29,580        43%        84%
Logistics services                             44,975           45%         39,334        57%        14%
                                            ---------          ----      ---------       ----        --
    Total                                   $  99,280          100%      $  68,914       100%        44%
                                            =========          ===       =========       ===         ==

Gross Margin by Service Line:

                                                              YEAR ENDED
                                          ---------------------------------------------------  Change from
(Amounts in 000s)                          December 31,                December 31,              2002 to
                                               2003                       2002                     2003
                                          -------------                ------------           --------------
Distribution                                 3.5%                          2.8%                0.7%  points
Logistics services                          19.9%                         21.7%               (1.8%) points
                                            ----                          ----                -------------
    Total                                    5.6%                          5.6%                0.0%  points
                                            ====                          ====                =============

The 44% increase in gross profit was primarily attributable to a 36% increase in wireless devices handled and a 44% increase in total revenue from 2002.

The Americas and Europe divisions improved their gross margin performance, which was primarily in product distribution. These improvements were offset by the weighting effect of the increased proportion of total revenue of the Asia-Pacific division, which historically operated with a relatively lower gross margin percent. In 2002, the Asia-Pacific division's total revenue accounted for 43% of total revenue,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

while in 2003 the proportion was 56%. Additionally, in 2003 the Asia-Pacific division entered into the India market and sold significant volumes of low-end lower gross margin CDMA wireless devices and experienced a general reduction in supplier incentives, which reduced its gross margin and partially offset gross profit growth.

The 84% increase in gross profit related to product distribution revenue was primarily attributable to a 56% increase in wireless devices handled and a 47% increase in product distribution revenue from 2002. The higher rate of growth in gross profit as compared to revenue was attributable to the 0.7 percentage point improvement in gross margin. In 2002, demand was relatively low which induced some pricing pressure for wireless devices, we incurred $3.6 million in inventory valuation adjustments primarily related to writing down inventory to its net realizable value in Germany and the U.S., and we recognized a $2.6 million loss related to a minimum purchase obligation to an accessories supplier in the U.S. These unfavorable events or similar events of a material nature did not occur in 2003. Additionally, an improved selling-price environment and strengthened inventory controls contributed to our improved gross margin performance in 2003.

The 14% increase in gross profit in logistics services was attributable to a 25% increase in revenue, partially offset by price reductions in the Americas and lower gross margin on the sale of prepaid wireless airtime in the Europe division. Although the Americas division was able to increase its wireless devices handled through logistics services by 21%, price reductions related to certain customers significantly offset gross profit increases related to volume. The Americas division was able to reduce their operating costs to significantly offset the price reductions. Additionally, in 2003 the Americas division consolidated its Richmond, California, call center with its Plainfield, Indiana, call center. By utilizing existing infrastructure in Plainfield, Indiana, we originally expected to realize pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million annually. We believe we have met these expected cost savings. The Europe division experienced a 30% increase in the sale of prepaid wireless airtime, which contributed to the revenue and gross profit increase in logistics services, however, due to its generally lower gross margin as compared to other logistics services gross margins, it had an unfavorable effect on the overall gross margin percent.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                                        YEAR ENDED
                                          -----------------------------------------            Change from
(Amounts in 000s)                          December 31,                December 31,              2002 to
                                               2003                       2002                     2003
                                          -------------                ------------           -------------
SG&A expenses                             $   70,124                   $  67,173                     4%
Percentage of revenue                            4.0%                        5.5%             (1.5)% points
                                          ----------                   ---------              -------------

SG&A expenses increased 4% in 2003 in conjunction with a 44% increase in revenue. Cost reduction action such as reductions in force, the consolidation of corporate offices with our North America facility in Plainfield, Indiana, and tight controls on spending helped contain our spending growth to 4%. The reduction of accessory programs in our North America business where selling commissions were paid to mobile operators on accessory sales through their channels reduced SG&A expenses by approximately $3 million. Offsetting our spending decreases were variable costs related to the revenue and operating income increases, which included variable compensation expenses, travel and entertainment, entry into the India market, and growth of our business in Norway the strengthening of foreign currencies relative to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the U.S. dollar had an estimated $3.2 million unfavorable effect on SG&A. In 2002, SG&A expenses included $1.5 million in employee separation costs.

As a percent of revenue, SG&A expenses were reduced from 5.5% to 4.0%. The 44% increase in revenue, combined with a 4% increase in SG&A expenses drove the decrease.

FACILITY CONSOLIDATION CHARGE

During 2003, we consolidated our Richmond, California, call center operation into our Plainfield, Indiana, facility to reduce costs and increase productivity and profitability in our Americas division. We completed the consolidation of the facility in April of 2003 and terminated the lease in the second quarter of 2004. During 2003, the Company recorded a pre-tax charge of $5.5 million which includes approximately $3.8 million for the present value of estimated lease costs, net of an anticipated sublease, non-cash losses on the disposal of assets of approximately $1.1 million and severance and other costs of approximately $600 thousand. By utilizing existing infrastructure in Plainfield, Indiana, we originally expected to realize pre-tax cost savings, beginning in the second quarter of 2003, of approximately $2.0 million to $2.5 million annually. We believe we have met these expected cost savings. In 2003, total cash outflows relating to the charge were approximately $1.3 million.

OPERATING INCOME

Operating Income by Division:

(Amounts in 000s)                   YEAR ENDED
                     ---------------------------------------------   Change from
                     December 31,   % of     December 31,   % of       2002 to
                        2003        Total        2002       Total       2003
                     ------------   -----    ------------  ------    -----------
Asia-Pacific           $ 14,088        60%     $ 6,456      N/M          118%
The Americas (1)          3,620        15%      (2,028)     N/M          N/M
Europe                    5,987        25%      (2,687)     N/M          N/M
                       --------     -----      -------      ---          ---
    Total              $ 23,695       100%     $ 1,741      100%         N/M
                       ========     =====      =======      ===          ===

N/M: Not Meaningful

Operating Income as a Percent of Revenue by Division:

(Amounts in 000s)             YEAR ENDED
                     ---------------------------   Change from
                     December 31,   December 31,    2002 to
                        2003            2002          2003
                     ------------   ------------  ------------
Asia-Pacific             1.4%            1.2%         0.2% points
The Americas(1)          0.8%           (0.4%)        1.2% points
Europe                   2.0%           (1.3%)        3.3% points
                         ---            ----          -----------
    Total                1.3%            0.1%         1.2% points
                         ===            ====          ===========

(1) Includes a facility consolidation charge of $5.5 million.

Operating income grew substantially from 2002. Overall, the 44% increase in gross profit from $69 million to $99 million primarily caused by a 44% increase in revenue, coupled with limited growth in SG&A expenses (4%) were the primary contributors to the increase. Facilities consolidation charges of $5.5 million in the Americas division partially reduced our growth in operating income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Europe division experienced a 44% increase in revenue. The strengthening of European currencies relative to the U.S. dollar contributed to 21 percentage points of the revenue increase. Operating expenses, including cost of good sold, were negatively affected by European currency rate movement. The net effect on operating income was a benefit of approximately $1 million. In local currency terms, revenue grew by 11%, which was derived from increased sales of prepaid wireless airtime and a 12% increase in average selling prices for wireless devices sold. In 2002, our Germany operation incurred significant losses related to inventory write-downs and excessive cost structure. In 2003, our Germany operation grew its revenue by 42%, significantly reduced its cost structure, and generated an operating income in the fourth quarter of 2003.

NET INTEREST EXPENSE

Net Interest Expense:

                                      YEAR ENDED
                             ---------------------------   Change from
(Amounts in 000s)            December 31,   December 31,     2002 to
                                2003            2002          2003
                             ------------   ------------   -----------
Interest expense             $      1,815   $      6,172       (71%)
Interest income                      (652)          (379)       72%
                             ------------   ------------      -------------
Net interest expense         $      1,163   $      5,793       (80%)
Percentage of revenue                 0.1%           0.5%     (0.4)% points
                             ------------   ------------      -------------

                                                      OUTSTANDING AT DECEMBER 31,
                                                 ------------------------------------
SUMMARY OF SHORT-TERM AND LONG-TERM DEBT            2003           2002        2001
----------------------------------------         ---------      ---------   ---------
Lines of Credit - Asia-Pacific                   $  16,171      $  10,052   $   4,440
             - The Americas                              -              -      24,160
             - Europe                                   36             51       6,142
Convertible Notes                                        -         12,017     131,647
                                                 ---------      ---------   ---------
  Total                                          $  16,207      $  22,120   $ 166,389
                                                 =========      =========   =========

Net interest expense declined by $4.6 million, or 80%, from 2002. This reduction was a result of the Company significantly reducing its overall debt. On December 31, 2001, the Company had $132 million of accreted value in Convertible Notes outstanding and $34 million in other debt for a total of $166 million in total debt. This total debt represented a gross-debt-to-total-capitalization ratio of 53%. During 2002, the Company generated $70 million in net cash from operating activities and used the proceeds toward the repurchase $120 million of accreted value in Convertible Notes for $75 million in cash and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reduction of other debt by $25 million. Through the repurchase of the Convertible Notes, we realized a gain of $44 million, which is reported as a gain on the extinguishment of debt. These repurchases were made during the second, third, and fourth quarters of 2002. During 2003, we repurchased the remaining outstanding Convertible Notes ($12.0 million in accreted value) and increased our other debt from $10.1 million to $16.2 million. Our total debt decreased from $22 million on December 31, 2002, to $16.2 on December 31, 2003, representing a decrease in our gross-debt-to-total-capitalization ratio from 16% to 10%.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As discussed in greater detail in Note 3 to the Consolidated Financial Statements, we recorded a non-cash impairment charge during the third quarter of 2002 of $8.3 million relating to our investment in the Chinatron Class B Preference Shares. Management is responsible for estimating the value of the Chinatron Class B Preference Shares. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was approximately $2 million at December 31, 2003 and 2002. Management currently estimates there was no gross unrealized holding gain on this security. See Notes 3 and 7 to the Consolidated Financial Statements for further discussion of the divestiture of Brightpoint China Limited and our Chinatron investment.

OTHER EXPENSES

                                      YEAR ENDED
                             ---------------------------   Change from
(Amounts in 000s)            December 31,   December 31,     2002 to
                                2003            2002          2003
                             ------------   ------------   -----------
Other expenses               $      2,251   $      1,630        38%
Percentage of revenue                 0.1%            0.%      0.0% points
                             ------------   ------------       -----------

Other expenses increased by $620 thousand, or 38%. This line item is composed of the cost on the sale of certain receivables to financial institutions conducted routinely throughout the year by certain subsidiaries, fines and penalties, and other items that are not operating expenses. The cost on the sale of certain receivables was $1.3 million and $1.6 million for 2003 and 2002, respectively. Total receivables sold were $265 million and $187 million during 2003 and 2002, respectively. Included in other expenses in 2003 was a $450 thousand fine paid in connection with the Company's settlement with the SEC.

INCOME TAX EXPENSE

                                      YEAR ENDED
                             ---------------------------   Change from
(Amounts in 000s)            December 31,   December 31,     2002 to
                                2003            2002          2003
                             ------------   ------------   -----------
Income tax expense           $      4,793   $     15,431       (70%)
Effective tax rate                   24.1%          50.8%    (26.7)% points
                             ------------   ------------     --------------

The effective tax rate for 2003 was 24.1%. This differs from the United States Federal income tax rate of 35% due to a significant portion of the Company's taxable income having been generated in jurisdictions, which have lower tax rates. In 2003, the reduction in the effective tax rate was partially offset by the recognition of valuation allowances for the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. This compares to an effective tax rate of 50.8% recorded in 2002. In 2002, the Company incurred a $44.4 million gain on extinguishment of debt, which was taxed at an effective income tax rate of 40%. The effective rate in 2002 was also affected by non-deductible $8.3 million impairment loss on long-term investment. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

negative tax effects of the gain on debt extinguishment and the impairment loss on long-term investment were partially offset by higher taxable income in jurisdictions that have lower tax rates.

INCOME FROM CONTINUING OPERATIONS

                                                                           YEAR ENDED
                                                             -----------------------------------      Change from
(Amounts in 000s)                                            December 31,           December 31,        2002 to
                                                                2003                   2002              2003
                                                             ------------           ------------     --------------
Operating income                                               $ 23,695               $  1,741             N/M
Interest expense                                                  1,163                  5,793             (80%)
Loss (gain) on extinguishment of debt                               365                (44,378)            N/M
Other expenses                                                    2,250                  1,630              38%
Impairment of loss on long-term investment                            -                  8,305            (100%)
                                                               --------               --------
Income from continuing operations before taxes                   19,916                 30,391             (34%)
Income tax expense                                                4,793                 15,431             (69%)
                                                               --------               --------
Income (loss) from continuing  operations before
  minority interest                                              15,123                 14,960               1%
Income from continuing operations                                15,147                 14,960               1%
Diluted earnings per share                                     $   0.80               $   0.83              (4%)

Income from continuing operations increased by $187 thousand, or 1%, from $14.9 million in 2002. The increase in income from continuing operations from 2002 resulted from the $22 million improvement in operating income, a $4.6 million decrease in net interest expense and a reduction in the effective tax rate from 50.8% to 24.1%, mostly offset by a $44 million gain on extinguishment of debt related to the repurchase of Convertible Notes in 2002 and a $8.3 million impairment on long-term investment in 2002, which both transactions did not recur in 2003. The $22 million improvement in operating income was due to a 44% increase in revenue, a 44% increase in gross profit, partially offset by a 4% increase in SG&A expenses and $5.5 million in facility consolidation charges.

On a diluted per share basis, income from continuing operations decreased by 4% from 2002, as a result of the increase of outstanding shares due primarily to the exercise of stock options in 2003 partially offset by a 1% increase in income from continuing operations.

DISCONTINUED OPERATIONS

                                                        YEAR ENDED
                                                ---------------------------    Change from
(Amounts in 000s)                               December 31,   December 31,      2002 to
                                                    2003           2002           2003
                                                ------------   ------------    -----------
Loss from discontinued operations                $  2,890        $ 14,016          (79%)
Loss on disposal of discontinued operations           528           2,617          (79%)
                                                 --------        --------
    Total discontinued operations                $  3,418        $ 16,633          (79%)
                                                 --------        --------

Percentage of Revenue                                 0.2%            1.4%        (1.2%)

Loss from discontinued operations in 2003 was $3.4 million, or $0.18 per diluted share, compared to $16.6 million, or $0.93 per diluted share, in 2002. The loss from discontinued operations in 2003 was primarily due to the losses generated in the Company's discontinued operations in Ireland, unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar and costs incurred in connection with the liquidation of discontinued operations, offset by the receipt of contingent consideration relating to the divestiture of the Company's Middle East operations. On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint (Ireland) Limited ("Brightpoint Ireland") to Celtic Telecom Consultants Ltd.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consideration for the sale consisted of cash of approximately $1.4 million and deferred consideration of approximately $300 thousand, which was received in April 2004. The results of operations from Brightpoint Ireland are classified as a part of discontinued operations in the Company's consolidated statement of operations for all years presented. The loss from discontinued operations in 2002 was primarily due to the sale of the Company's operations in China, the Middle East and Mexico.

NET INCOME

                                            YEAR ENDED
                              --------------------------------------   Change from
(Amounts in 000s)             December 31,         December 31,          2002 to
                                  2003                 2002                2003
                              ------------         ------------        ------------
Net income (loss)                $ 11,729              $(42,421)           N/M
Percentage of revenue                 0.7%                 (3.4)%       4.1% points
                                 --------              --------         -----------

Net income was $11.7 million, as compared to a net loss of $42 million in 2002. This improvement in net income was primarily due to a cumulative effect of a change of accounting principle related to the implementation of SFAS 142, Goodwill and Other Intangible Assets, in 2002 which did not occur in 2003 and a reduction in the loss in discontinued operations from $16.6 million to $3.4 million. The improvement in net income was also aided by a $20 million improvement in operating income (primarily caused by a 44% increase in revenue, an associated 44% increase in gross profit, which was partially offset by a 4% increase in SG&A expenses and a $5.5 million in facility consolidation charge), a $4.6 million decrease in net interest expenses, an $8.3 million impairment loss on investment in 2002 that did not recur in 2003, and a reduction in the effective tax rate in continuing operations from 50.8% to 24.1%. These items substantially offset a $44 million gain in debt extinguishment in 2002 that did not recur in 2003.

On a diluted per share basis, net income of $0.62 improved from a net loss of $2.36. The exercise of stock options in 2003 had a 5% dilutive effect on weighted average shares outstanding in 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. Note 1 of our Consolidated Financial Statements reflects the impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $5.4 million, $0.4 million, and $0 in 2004, 2003 and 2002, respectively. We will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 7 to the Consolidated Financial Statements, the Company discontinued several operating entities, which materially affected certain operating segments. All years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company's operations by segment is presented below (in thousands) for 2004, 2003 and 2002:

                    Product
                  Distribution   Logistics Services  Total Revenue    Operating                              Allocated
                  Revenue from       Revenue from       from         Income from     Total     Allocated      Income
                    External          External         External      Continuing     Segment   Net Interest  Tax Expense
                   Customers          Customers        Customers    Operations(1)  Assets(2)   Expense(3)   (Benefit)(3)
                  ------------   ------------------  -------------  -------------  ---------  ------------  ------------
2004
THE AMERICAS      $    393,883   $          111,252  $     505,135  $      21,469  $ 152,802  $        309  $      6,097
ASIA-PACIFIC           924,024               44,126        968,150          9,410    160,578           270         2,450
EUROPE                 241,202              151,100        392,302          3,355    116,968           305           470
                  ------------   ------------------  -------------  -------------  ---------  ------------  ------------
                  $  1,559,109   $          306,478  $   1,865,587  $      34,234  $ 430,348  $        884  $      9,017
                  ============   ==================  =============  =============  =========  ============  ============

2003:
The Americas      $    394,044   $           75,574  $     469,618  $       3,620  $ 190,077  $        594  $        610
Asia-Pacific           962,681               33,116        995,797         14,088    159,005           217         3,117
Europe                 183,746              117,215        300,961          5,987     95,608           352         1,066
                  ------------   ------------------  -------------  -------------  ---------  ------------  ------------
                  $  1,540,471   $          225,905  $   1,766,376  $      23,695  $ 444,690  $      1,163  $      4,793
                  ============   ==================  =============  =============  =========  ============  ============

2002:
The Americas      $    418,121   $           75,056  $     493,176  $      (2,031) $ 173,371  $      3,109  $     15,906
Asia-Pacific           504,886               22,613        527,499          6,466     84,920         1,717           476
Europe                 125,486               83,615        209,102         (2,694)    78,011           966          (951)
                  ------------   ------------------  -------------  -------------  ---------  ------------  ------------
                  $  1,048,493   $          181,284  $   1,229,777  $       1,741  $ 336,302  $      5,792  $     15,431
                  ============   ==================  =============  =============  =========  ============  ============

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2)   Corporate assets are included in the Americas segment.

(3) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

                                            DECEMBER 31,
                            ------------------------------------------
                               2004             2003           2002
                            ----------       ----------     ----------
Long-lived assets:
The Americas (1)            $   21,952       $   27,121     $   38,274
Asia-Pacific                    10,608            9,636          7,479
Europe                          23,510           21,482         16,947
                            ----------       ----------     ----------
                            $   56,070       $   58,239     $   62,700
                            ==========       ==========     ==========

            (1) Includes corporate assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

Various statements, discussions and analyses throughout this Annual Report on Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) loss of significant customers or a reduction in prices we charge these customers; (ii) possible adverse effect on demand for our products resulting from consolidation of mobile operator customers; (iii) dependence upon principal suppliers and availability and price of wireless products; (iv) possible adverse effects of future medical claims regarding the use of wireless handsets; (v) possible difficulties collecting our accounts receivable; (vi) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (vii) lack of demand for our products and services in certain markets and our inability to maintain margins; (viii) our ability to expand geographically on a satisfactory basis, through acquisition or otherwise; (ix) potential future losses and capital required in connection with our India business; (x) uncertainty whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xi) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures;
(xii) our operations may be materially affected by fluctuations in regional demand and economic factors; (xiii) ability to respond to rapid technological changes in the wireless communications and data industry; (xiv) access to or the cost of increasing amounts of capital, trade credit or other financing; (xv) reliance on a third party to manage significant operations in our Asia-Pacific division; (xvi) investment in sophisticated information systems technologies and our reliance upon the proper functioning of such systems (xvii) ability to manage and sustain future growth at our historical or industry rates and our ability to meet intense industry competition; (xviii) effect of hostilities or terrorist attacks on our operations; (xix) our history of significant losses in previous; (xx) the impact that seasonality may have on our business and results;
(xxi) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xxii) ability to attract and retain qualified management and other personnel and cost of complying with labor agreements; (xxiii) ability to protect our proprietary information; (xxiv) high rate of personnel turnover; (xxv) our significant payment obligations under certain lease and other contractual arrangements; (xxvi) the potential issuance of additional equity, including our common shares, which could result in dilution of existing shareholders and may have an adverse impact on the price of our common shares; (xxvii) uncertainties regarding the outcome of pending litigation; (xxviii) ability to maintain adequate insurance at a reasonable cost and (xxix) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

FINANCIAL MARKET RISK MANAGEMENT

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash investments primarily in AAA rated money market mutual funds and overnight repurchase agreements, which have minimal credit risk. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral to secure accounts receivable.

EXCHANGE RATE RISK MANAGEMENT

A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures.

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. At December 31, 2004 and 2003, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $23 million and $17.3 million, respectively. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2004 or 2003. At December 31, 2004, there was no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

INTEREST RATE RISK MANAGEMENT

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include short-term marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. To mitigate interest rate risks, we have, in the past, utilized interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates.

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at December 31, 2004.

OTHER INFORMATION

COMMON STOCK INFORMATION (UNAUDITED)

Our Common Stock is listed on the NASDAQ Stock Market(R) under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market(R).

    2004              HIGH           LOW
--------------      -------       --------
FIRST QUARTER       $ 22.90       $  13.75
SECOND QUARTER        16.37           9.64
THIRD QUARTER         17.20          11.53
FOURTH QUARTER        20.52          15.19

    2003              High           Low
--------------      -------       --------
First quarter       $  7.71       $   3.54
Second quarter         7.42           4.94
Third quarter         24.85           5.36
Fourth quarter        28.65          15.90

At January 28, 2005, there were approximately 445 shareholders of record.

We have not paid cash dividends on our Common Stock other than S corporation distributions made to shareholders during periods prior to the rescissions of S corporation elections by our predecessors or us. In addition, certain of our bank agreements require consent from the lender prior to declaring or paying cash dividends, making capital distributions or other payments to shareholders. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of our business and does not expect to declare or pay any cash dividends in the foreseeable future. However, the Board of Directors has approved two share repurchase programs in 2004. The first share repurchase program was completed in June 2004. The second share repurchase program will continue in 2005.

We have declared the following forward and reverse common stock splits. All of the forward stock splits were effected in the form of common stock dividends.

                                  DIVIDEND PAYMENT OR
 DECLARATION DATE              STOCK SPLIT EFFECTIVE DATE       SPLIT RATIO
-------------------            --------------------------       -----------
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

SELECTED FINANCIAL DATA (1)

(Amounts in thousands, except per share data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------------
                                                          2004            2003             2002             2001             2000
                                                      -----------      -----------      -----------      -----------      ----------
Revenue (2)                                           $ 1,865,587      $ 1,766,376      $ 1,229,777      $ 1,182,346      $1,197,578
Gross profit (2)                                          118,773           99,280           68,914           69,512         126,814
Operating income from continuing operations (2)            34,234           23,695            1,741            5,182          49,862
Income (loss) from continuing operations (2)               22,473           15,147           14,960            4,222          38,174
Total discontinued operations (2)                          (6,188)          (3,418)         (16,633)         (57,523)          5,509
Income (loss) before cumulative effect                     16,285           11,729           (1,673)         (53,301)         43,683
Net income (loss)                                     $    16,285      $    11,729      $   (42,421)     $   (53,301)     $   43,683

Basic per share:

      Income (loss) from continuing operations        $      1.21      $      0.83      $      0.83      $      0.24      $     2.14
      Discontinued operations                               (0.33)           (0.19)           (0.92)           (3.21)           0.31
  Cumulative effect of accounting change,
     net of tax                                                 -                -            (2.26)               -               -
                                                      -----------      -----------      -----------      -----------      ----------
  Net income (loss)                                   $      0.88      $      0.64      $     (2.35)     $     (2.97)     $     2.45
                                                      ===========      ===========      ===========      ===========      ==========
Diluted per share:

      Income (loss) from continuing operations        $      1.17      $      0.80      $      0.83      $      0.24      $     2.11
      Discontinued operations                               (0.32)           (0.18)           (0.93)           (3.21)           0.31
  Cumulative effect of accounting change,
     net of tax                                                 -                -            (2.36)               -               -
                                                      -----------      -----------      -----------      -----------      ----------
  Net income (loss)                                   $      0.85      $      0.62      $     (2.36)     $     (2.97)     $     2.42
                                                      ===========      ===========      ===========      ===========      ==========

                                                                                         DECEMBER 31,
                                                      ------------------------------------------------------------------------------
                                                          2004             2003             2002             2001            2000
                                                      -----------      -----------      -----------      -----------      ----------
Working capital                                       $    97,423      $    89,345      $    50,943      $   160,015      $  267,557
Total assets                                              430,348          444,690          336,302          609,420         687,787
Long-term obligations                                           -                -                -          131,647         198,441
Total liabilities                                         276,855          297,106          222,659          459,407         493,690
Shareholders' equity                                      153,493          147,584          113,643          150,013         194,097

(1) Operating data includes certain items that were recorded in the years presented as follows: facility consolidation charges in 2003, 2001 and 2000;and the cumulative effect of an accounting change in 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(2) We have reclassified certain prior year amounts to conform to the 2004 presentation. The amounts reclassified had no effect on net income or earnings per share.

                                BRIGHTPOINT, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                   PAGE
                                                                                   ----
Consent of Independent Registered Public Accounting Firm........................    F-1
Financial Statement Schedule for the years 2004, 2003 and 2002:
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.........................    F-2

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan, and the Brightpoint, Inc. Employee Stock Purchase Plan, and in the Registration Statement (Form S-8 No. 333-108496) pertaining to the Brightpoint, Inc. Amended and Restated Independent Director Stock Compensation Plan, and in the Registration Statement (Form S-8 No. 333-118769) pertaining to the Brightpoint, Inc. 2004 Long-Term Incentive Plan of our report dated February 1, 2005, with respect to the Consolidated Financial Statements and Schedule of Brightpoint, Inc., management's assessment of the effectiveness of internal control over financial reporting of Brightpoint, Inc. and the effectiveness of internal control over financial reporting of Brightpoint, Inc., included in this Annual Report on Form 10-K for the year ended December 31, 2004.

                                        /s/ ERNST & YOUNG LLP
                                        ---------------------

Indianapolis, Indiana
February 1, 2005

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                         Col. A      Col. B      Col. C      Col. D       Col. E
                                       ----------  ----------  ----------  ----------   ---------
                                       Balance at  Charged to  Charged to               Balance at
                                       Beginning   Costs and     Other                     End
            Description                of Period    Expenses    Accounts   Deductions   of Period
-----------------------------------    ----------  ----------  ----------  ----------   ---------
Year ended December 31, 2004:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................    $    7,683  $    4,420  $       --  $   (5,888)  $    6,215
   Inventory valuation reserve.....    $    5,043  $    5,205  $       --  $   (5,050)  $    5,198
                                       ----------  ----------  ----------  ----------   ----------
   Total ..........................    $   12,726  $    9,625  $       --  $  (10,938)  $   11,413
                                       ==========  ==========  ==========  ==========   ==========

Year ended December 31, 2003:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................    $   13,948  $    3,861  $       --  $  (10,126)  $    7,683
   Inventory valuation reserve.....    $    3,962  $    4,663  $       --  $   (3,582)  $    5,043
                                       ----------  ----------  ----------  ----------   ----------
   Total ..........................    $   17,910  $    8,524  $       --  $  (13,708)  $   12,726
                                       ==========  ==========  ==========  ==========   ==========

Year ended December 31, 2002:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts.....................    $   15,669  $    5,561  $       --  $   (7,282)  $   13,948
   Inventory valuation reserve.....    $    9,894  $    9,769  $       --  $  (15,701)  $    3,962
                                       ----------  ----------  ----------  ----------   ----------
   Total ..........................    $   25,563  $   15,330  $       --  $  (22,983)  $   17,910
                                       ==========  ==========  ==========  ==========   ==========

Note: Amounts in table includes continuing and discontinuing operations.