Form 10-K/A
period 2004-12-31
BRIGHTPOINT INC
filed 2005-04-11
CIK 918946

                                  UNITED STATES

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of June 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter was approximately $243,025,873. As of January 28, 2005, there were 17,759,026 shares of the Registrant's Common Stock outstanding, excluding 1,755,900 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's proxy statement in connection with its annual meeting of shareholders to be held in 2005, are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this Form 10-K.


                                EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being filed solely to clarify on the cover page that as of January 28, 2005 there were 17,759,026 shares of the Registrant's Common Stock outstanding after deducting 1,755,900 treasury shares and adding 16,000 shares of restricted stock that were awarded pursuant to the Registrant's Amended and Restated Independent Director Stock Compensation Plan as of January 1, 2005, but which were issued after January 28, 2005. This Amendment No. 1 amends only the number of shares outstanding as of January 28, 2005 on the cover page of the Registrant's Form 10-K for the fiscal year ended December 31, 2004 and does not amend any other part of the cover page of the Form 10-K or any other Part of the Form 10-K.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2005



                                        BRIGHTPOINT, INC.

                                        By: /s/ Robert J. Laikin
                                            ------------------------------------
                                            Robert J. Laikin
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

                                  EXHIBIT INDEX


EXHIBIT

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.