Form 10-K/A
period 2004-12-31
BRIGHTPOINT INC
filed 2005-05-09
CIK 918946

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

PART I

EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-K/A ("Form 10-K/A") to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission ("SEC") on February 3, 2005, as amended on April 11, 2005 ("Original Filing") reflects a restatement ("Restatement") of the consolidated financial statements of Brightpoint, Inc. as discussed in Note 19 to the consolidated financial statements. The determination to restate these financial statements and selected financial information was made as a result of management's identification of errors related to the Company's operations in France and Australia. These errors were identified through the Company's continuing self-assessment and self-testing of its internal control over financial reporting and during the monthly financial closing process relating to our France and Australia operations in the first quarter of 2005. Further information on these adjustments and reclassifications can be found in Note 19 to the accompanying consolidated financial statements.

         This Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Item 10 of Part III of the Original Filing and we revised other language from the Original Filing to reflect the Restatement. Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of
Part IV of the Original Filing has been amended to contain the consent of the Company's independent registered public accounting firm and currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated consents of the Company's independent registered public accounting firm and the certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2,
32.1 and 32.2.

         Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company's reports filed with the SEC subsequent to the filing of the Original Filing, including the Quarterly Report on Form 10-Q for the period ended March 31, 2005, which is being filed concurrently with the filing of this Form 10-K/A.

         With this filing, the Company has amended the Original Filing.
As such, the consolidated financial statements as of and for the year ended December 31, 2004, the quarterly periods presented and the reports of independent registered public accounting firm and related financial information contained in the Original Filing should no longer be relied upon. In addition, the financial information contained in the Company's quarterly reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2004, previously filed by the Company, should no longer be relied upon.

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

         Our website is www.brightpoint.com. We make available, free of charge, at this website our Code of Business Conduct, annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC"). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K/A and is not incorporated by reference in this document.

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

FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

         Financial Overview. In 2004, wireless devices handled by the Company grew by 34% to 27 million devices from 20 million devices in 2003, which was principally driven by a 76% growth rate of wireless devices handled through our fee-based logistics services. Revenue grew by 5% to $1.9 billion in 2004 from $1.8 billion in 2003. Gross profit was up 15% and operating income from continuing operations was $31 million, up 31% from 2003.

         Income from continuing operations was $20 million or $1.04 per diluted share, which represented a 32% increase from 2003. Net income increased by 17% to $13.8 million, or $0.72 per diluted share, in 2004 from $11.7 million, or $0.62 per diluted share, in 2003. Return on invested capital from operations was 15%.

         Cash and cash equivalents (unrestricted) were $72 million at December 31, 2004, a decrease of 27% from $99 million at December 31, 2003. The decrease in cash and cash equivalents (unrestricted) was primarily due to the repurchase of $24 million of the Company's common stock, $16 million of net payments on credit facilities and capital expenditures of $8.3 million, partially offset by cash provided by operating activities of $7.7 million and a $5.0 million reduction in pledged cash in financing activities.

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

         Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the

Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management to report on internal control over financial reporting. We employed the Internal Control - Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's management has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005. In that report, management concluded that Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management to not be material weaknesses. Subsequent to filing its annual report on Form 10-K on February 3, 2005, the Company identified errors its financial statements for the year ended December 31, 2004. Management has concluded that these errors resulted from material weaknesses in internal control in the Company's operations in France and Australia. A complete discussion of these material weaknesses, as well as the revised attestation of our independent registered public accounting firm, Ernst & Young LLP, is set forth in Item 9A "Controls and Procedures" beginning on page 31 of this Form 10-K/A.

GLOBAL WIRELESS INDUSTRY

         The global wireless industry's primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:

o Mobile operators: build and operate wireless networks and provide voice and data access services to subscribers. Certain mobile operators resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks. These mobile operators are referred to as mobile virtual network operators, or "MVNOs."

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

o Distribution and retail: distribution provides logistics and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retail provides subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device.

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

         We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to "BUSINESS RISK FACTORS"):

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

         During 2004, 2003 and 2002, logistics services accounted for approximately 16%, 13% and 15%, respectively, of our total revenue. In 2004, 2003 and 2002, logistics services accounted for approximately 62%, 47% and 54%, respectively, of the total wireless devices we handled. Over the last three years our logistics services gross margin has ranged from 18% to 22%. Cost of revenue for logistics services is primarily composed of direct and indirect labor, warehousing, information technology and other operating costs. Since we generally do not take ownership of the inventory in our logistics services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements in providing logistics services generally are less than our distribution business.

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

         o        promotions and subsidies by mobile operators;

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

BUSINESS RISK FACTORS

         There are many important factors that have affected, and in the future could affect, our business, including the factors discussed below which should be reviewed carefully, in conjunction with the other information contained in this Form 10-K/A. Some of these factors are beyond our control and future trends are difficult to predict. In addition, various statements, discussions and analyses throughout this Form 10-K/A are not based on historical fact and contain forward-looking statements. These statements are also subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K/A and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.

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

         Internal control weakness could have an adverse effect on us -- As reported in Item 9A, our management concluded that we had deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal controls as of December 31, 2004. Management is planning appropriate steps to remediate the material weaknesses, as discussed in Item 9A, but there can be no assurance that we will be able to address these material weaknesses in a timely manner. Insufficient internal controls could result in lack of compliance with contractual agreements and misstatements in our financial statements that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Finally, controls that function effectively today may become inadequate due to changes in conditions.

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

         Our business in India began in 2003 and remains in the developmental stage. -- We launched our India business in the second quarter of 2003, in which we fulfilled orders of significant size to Reliance Infocomm, who heavily promoted a specific Nokia CDMA handset model. Since then, this mobile operator has changed its promotional activities and airtime offerings, which has affected its handset buying patterns resulting in reduced purchases from us. We are in the process of transitioning our business model in India to sell products through channels to reach independent dealers, who can now activate handsets on CDMA networks, including Reliance Infocomm's network. We believe this will result in a more predictable business model. Currently, we are dependent on Nokia as our supplier of wireless devices for India, and have a limited number of mobile operator customers. In 2004, we incurred $2.4 million of operating losses in our India business. As we continue our business development in India, we may incur further losses, which could have a material adverse effect on our financial position, cash flows and results of operations.

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

         o        promotions and subsidies by mobile operators;

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

SEGMENT AND GEOGRAPHIC FINANCIAL INFORMATION

         Financial information concerning our segments and other geographic financial information is included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under the heading "OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION" on page A-135 of this Annual Report on Form 10-K/A.

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

                                  NUMBER OF        AGGREGATE       APPROXIMATE
                                 LOCATIONS(1)    SQUARE FOOTAGE    MONTHLY RENT
                                 ------------    --------------    ------------

The Americas .................              3           753,775    $    401,538
Asia-Pacific .................              5           167,293          94,913
Europe .......................              9           180,740         202,990
                                 ------------    --------------    ------------
                                           17         1,101,808    $    699,441
                                 ============    ==============    ============

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

         Issuer purchases of equity securities:

                                                            Total number of shares       Total amount       Maximum dollar value of
                          Total number                     purchased as part of the  purchased as part of   shares that may yet be
                           of shares      Average price       publicly announced         the publicly         purchased under the
Period of purchase         purchased      paid per share          program             announced program             program
------------------        ------------    --------------   ------------------------  --------------------   -----------------------
June 1 - 30, 2004            1,397,500         $14.31              1,397,500              $19,996,773                   None
December 1 - 31, 2004          208,100         $19.28                208,100              $ 4,012,769             $15,987,231
                          ------------         ------              ---------              -----------             -----------
Total/Average                1,605,600         $14.95              1,605,600              $24,009,542             $15,987,231
                             =========         ======              =========              ===========             ===========

The information regarding market, market price range and dividend information may be found in "Common Stock Information" on page A-137 of this Form 10-K/A. The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K/A, which incorporates by reference the information set forth under the caption "Equity Compensation Plans" in the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in "Selected Financial Data" on page A-139 of this Annual Report on Form 10-K/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth on pages A-92 to A-136 of this Annual Report on Form 10-K/A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth in the subsection "Financial Market Risk Management" of Management's Discussion and Analysis on page A-137 of this Annual Report on Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth in our Consolidated Financial Statements on pages A-53 to A-93 of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES (AS REVISED)

         The Company's management, including the Company's Principal Executive Officer and its Senior Vice President, Corporate Controller, Chief Accounting Officer and acting Chief Financial Officer ("Principal Financial Officer"), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, solely due to the material weaknesses related to internal controls, described below under the heading "Management's Report on Internal Control Over Financial Reporting (as revised)", the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

         Our internal control over financial reporting includes those policies and procedures that:

         o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made in accordance with authorizations of the Company's management and directors; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management of the Company has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005. In that report, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management not to be material weaknesses. Subsequent to filing its annual report on Form 10-K on February 3, 2005, the Company identified errors in its 2004 financial statements and has restated those annual financial statements. Management has concluded that these errors resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting due to the following material weaknesses:

         o The Company's operations in France receive mobile operator commission, subsidy, bonus and residual airtime revenues as a result of subscriber activations or subscriber upgrades generated by the Company's network of independent authorized retailers and the Company's directly owned retail stores. The financial reporting control procedures for certain account receivable reconciliations and revenue recognition control procedures for proper pricing and invoicing of these transactions failed to operate effectively and in a timely fashion as of December 31, 2004. In addition, revenue recognition control procedures for invoicing and cash application of receipts related to these transactions were ineffectively designed as of December 31, 2004. Due to errors made in recording these transactions, the Company's operations in France overstated revenue resulting in a related overstatement in accounts receivable. In addition, certain other related adjustments were made in error, which did not have an impact on net income, but resulted in an overall understatement of accounts receivable and accounts payable during the year ended December 31, 2004.

         o The Company's operations in Australia failed to identify certain rebates that were not recorded related to a 2004 program, which resulted in an error in the December 31, 2004 financial statements. The communications process whereby new contracts are forwarded to regional finance personnel did not include communicating significant modifications to contracts. Accordingly, internal control in relation to the communication rebate arrangements (between the product manager/country manager and the finance team) and assessments as to whether the terms and conditions for rebates have been achieved did not operate effectively. This error resulted in an overstatement of cost of revenue and the understatement of vendor receivables that would have reduced accounts payable, resulting in an overstatement of accounts payable in the 2004 financial statements.

         The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, is responsible for the preparation and integrity of the Company's Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in this Annual Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its revised assessment and those criteria, management concludes that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 due to the material weaknesses described above.

         The Company's Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited and issued a report on management's revised assessment of the Company's internal control over financial reporting. The report of Ernst & Young LLP is included in Appendix A to this Form 10-K/A.

SUBSEQUENT CONTROL CHANGES

         The Company has implemented changes in procedures for the reporting of mobile operator commissions, subsidies and bonuses in its France operations and rebates earned on non-financial key performance metrics in its Australia operations and believes that these changes will assure proper recognition of these items. As part of the assessment of its internal controls over financial reporting, the Company has initiated immediate changes in processes in our France and Australia operations to correct the errors that occurred and to reduce the likelihood that similar errors could occur in the future. In addition, management of the Company, with the assistance of certain members of the Board of Directors, is reviewing the regional financial organizational structure, instituting new financial reporting and revenue recognition controls at all Brightpoint locations, performing supplementary detailed monthly review of accounts by regional and corporate management and executing more frequent internal audits.

         There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

         The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                                CLASS I DIRECTORS
                             (Term Expires in 2007)

                                                     PRINCIPAL OCCUPATION
        NAME OF NOMINEE             AGE                 OR EMPLOYMENT                DIRECTOR SINCE
        ---------------             ---              --------------------            --------------
Eliza Hermann ................       43    Vice President, Human Resources                2003
                                           Strategy BP plc

V. William Hunt ..............       60    Chairman, Hunt Capital Partners, LLC           2004

Stephen H. Simon .............       39    President and Chief Executive Officer,         1994
                                           Melvin Simon & Associates, Inc.


                               CLASS II DIRECTORS
                             (Term Expires in 2005)

                                                     PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                 OR EMPLOYMENT                DIRECTOR SINCE
        ---------------             ---              --------------------            --------------
Robert J. Laikin .............       41    Chairman of the Board and Chief                1989
                                           Executive Officer of the Company

Robert F. Wagner .............       70    Partner of Law Firm of Lewis & Wagner          1994

Richard W. Roedel ............       55    Chief Executive Officer of Take-Two            2002
                                           Interactive Software, Inc.

                               CLASS III DIRECTORS
                             (Term Expires in 2006)

                                                     PRINCIPAL OCCUPATION
        NAME OF DIRECTOR            AGE                 OR EMPLOYMENT                DIRECTOR SINCE
        ---------------             ---              --------------------            --------------
Catherine M. Dalton ..........       42    Professor, Kelley School of Business           2002
                                           at Indiana University

Marisa E. Pratt ..............       40    Vice President - Finance of Eli Lilly          2003
                                           Canada

Jerre L. Stead ...............       62    Retired Chairman and Chief Executive           2000
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

         Richard W. Roedel has been a director and Chairman of the Company's Audit Committee since October 2002 and currently is a member of the Company's Corporate Governance and Nominating Committee. Mr. Roedel has been the Chairman of the Board of Directors and a director of Take-Two Interactive Software, Inc. ("Take-Two") a developer, publisher and distributor of video games since April 2004. He served as the Chief Executive Officer of Take-Two from June 2004 to January 2005 and has been a consultant to Take-Two since January 2005. Mr. Roedel is a director of Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer and IHS Inc., a leading content provider servicing the technical and business information needs of engineering and energy companies. Mr. Roedel is also a director of the Association of Audit Committee Members, Inc., a non-profit association of audit committee members. From 1999 to 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman LLP, the United States member firm of BDO International. Before becoming Chairman and Chief Executive Officer, he was the Managing Partner of BDO Seidman's New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel is a Certified Public Accountant.

         Stephen H. Simon has been a director of the Company since April 1994 and is currently a member of the Company's Compensation and Human Resources Committee. Mr. Simon has been President and Chief Executive Officer of Melvin Simon & Associates, Inc., a privately-held shopping center development company, since February 1997. From December 1993 until February 1997, Mr. Simon was Director of Development for an affiliate of Simon Property Group, a publicly-held real estate investment trust. From November 1991 to December 1993, Mr. Simon was Development Manager of Melvin Simon & Associates, Inc. Mr. Simon is a director of Gracenote, Inc., Method Products, Inc. and Pacers Basketball Corp.

         Jerre L. Stead has been a director of the Company since June 2000 and currently serves as the Company's Lead Independent Director. Mr. Stead is a member of the Company's Compensation and Human Resources Committee and the Company's Corporate Governance and Nominating Committee. Since December 2000, Mr. Stead has been the Chairman of the Board of Directors and a Director of IHS Inc. From August 1996 to June 2000 Mr. Stead was Chairman of the Board of Ingram Micro Inc., a worldwide distributor of information technology products and services. Concurrently from August 1996 to

March 2000, Mr. Stead served as the Chief Executive Officer of Ingram Micro Inc. Mr. Stead served as Chairman, President and Chief Executive Officer of Legent Corporation, a software development company from January 1995 until its sale in September 1995. From 1993 to 1994, Mr. Stead was Executive Vice President of American Telephone and Telegraph Company, a telecommunications company and Chairman and Chief Executive Officer of AT&T Global Information Solutions, a computer and communications company, formerly NCR Corp. He was President of AT&T Global Business Communications Systems, a communications company, from 1991 to 1993. Mr. Stead was Chairman, President and Chief Executive Officer from 1989 to 1991 and President from 1987 to 1989 of Square D Company, an industrial control and electrical distribution products company. In addition, he held numerous positions during a 21-year career at Honeywell. Mr. Stead is a director of Mindspeed Technologies, Inc., Conexant Systems, Inc., Armstrong Holdings, Inc. and Mobility Electronics, Inc.

         Robert F. Wagner has been a director of the Company since April 1994 and is currently a member of the Company's Compensation and Human Resources Committee. Mr. Wagner has been engaged in the practice of law with the firm of Lewis & Wagner since 1973.

         Frank Terence, age 46, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 2002. From August 2001 through April 2002, Mr. Terence was the Chief Financial Officer of Velocitel, LLC, a wireless telecommunications infrastructure company. From January 2000 through January 2001, Mr. Terence was Chief Financial Officer of eTranslate, Inc., web services company. From October 1994 through December 1999, Mr. Terence was employed in various financial positions by Ingram Micro Inc., a technology distribution company, which included Vice President and Chief Financial Officer of its Frameworks Division and Vice President and Chief Financial Officer for its Latin America Division. From 1990 to 1994, he held regional controllerships and financial management roles for Borland International, a software development company. From 1983 to 1990, he held various financial roles with NCR, Rockwell International and PepsiCo. Mr. Terence is a Certified Management Accountant. On March 15, 2005, the Company filed a Form 8-K announcing that Mr. Terence experienced a stroke and, as a result of his medical condition, may not be able to perform certain of his duties and responsibilities.

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

         Lisa M. Kelley, age 38, has been Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company since July 2003. Ms. Kelley was appointed by the Board of Directors to be the Acting Chief Financial Officer and Principal Financial Officer during the period that Mr. Terence is incapacitated. Ms. Kelley was formerly with Plexus Corp., a provider of product realization services to original equipment manufacturers. During her tenure with Plexus from 1992 to June 2003, she held several financial positions including VP-Corporate Development, VP-Finance, Corporate Controller and Treasurer. From 1986 to 1992, Ms. Kelley held various financial positions with Virchow Krause & Company LLP, a Midwest certified public accounting firm. Ms. Kelley is a Certified Public Accountant and a Certified Management Accountant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements and information are filed as a part of our report commencing on page A-1:

                  Reports of Independent Registered Public Accounting Firm

                  Consolidated Statements of Operations for the Years Ended
                     December 31, 2004 (As Restated), 2003 and 2002

                  Consolidated Balance Sheets as of December 31, 2004 (As
                     Restated) and 2003

                  Consolidated Statements of Shareholders' Equity for the Years
                     Ended December 31, 2004 (As Restated), 2003 and 2002

                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2004 (As Restated), 2003 and 2002

                  Notes to the Consolidated Financial Statements


(a)(2) The following financial statement schedule for the year ended December 31, 2004, is submitted herewith:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

2.2           Shareholders agreement between Brightpoint India Private
              Limited, Brightpoint Holdings B.V., and Persequor Limited dated November 1, 2003 (20)

2.3 Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19,
              2004 (20)

2.4           Plan and Agreement of Merger between Brightpoint, Inc. and
              Brightpoint Indiana Corp. dated April 23, 2004. (22)

3.1           Restated Articles of Incorporation of Brightpoint, Inc.
              (formerly Brightpoint Indiana Corp.) (27)

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
3.2           Amended and Restated By-Laws of Brightpoint, Inc. (formerly
              Brightpoint Indiana Corp.) (27)

4.1           Indenture between the Company and the Chase Manhattan Bank, as
              Trustee (2)

10.1          Rights Agreement, dated as of February 20, 1997, between the
              Company and Continental Stock Transfer and Trust Company, as
              Rights Agent (1)

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

10.9          Amended and Restated Independent Director Stock Compensation
              Plan (24)*

10.10         Form of Indemnification Agreement between the Company and
              Officers (21)

10.10.1       Indemnification Agreement between Brightpoint and Mr. Frank
              Terence dated July 29, 2003 (19)

10.10.2       Indemnification Agreement between Brightpoint and Mr. V.
              William Hunt dated February 11, 2004 (20)

10.11 Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (6)*

10.11.1       Amendment dated January 1, 2001 to the Amended and Restated
              Agreement between the Company and Robert J. Laikin dated July
              1, 1999 (8)*

10.11.2       Amendment dated January 1, 2003 to Amended and Restated
              Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999 (16)*

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

10.17         Lease Agreement between the Company and Harbour Properties,
              LLC, dated April 25, 2000 (8)

10.18 Lease Agreement between the Company and DP Industrial, LLC, dated as of October 1, 2004 (29)

10.19         Lease Agreement between the Company and Perpetual Trustee
              Company Limited, dated November 10, 2004 (31)

10.20         Distributor Agreement dated October 29, 2001 between Nokia
              Inc. and Brightpoint North America L.P. (12)**

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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
              (20)

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.24         Agreement dated June 6, 2002 between the Company and Chanin
              Capital Partners (16)

10.24.1       Amendment dated July 8, 2002 to the Agreement between the
              Company and Chanin Capital Partners dated June 6, 2002 (16)

10.25         Management Services Agreement between the Company and
              Persequor Limited, dated as of October 3, 2004 (30)

21            Subsidiaries (31)

23            Consent of Independent Registered Public Accounting Firm (11)

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

                               BRIGHTPOINT, INC.

Date: May  9, 2005                          /s/ Robert J. Laikin
                               -------------------------------------------------
                               By: Robert J. Laikin
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                                                         DATE
---------                                   -----                                                         ----
/s/ Robert J. Laikin            Chairman of the Board                                                   May 9, 2005
---------------------------     Chief Executive Officer and Director (Principal Executive Officer)
Robert J. Laikin

                                Executive Vice President, Chief Financial                               May 9, 2005
---------------------------     Officer and Treasurer
Frank Terence

/s/ Lisa M. Kelley              Senior Vice President, Corporate Controller, Chief                      May 9, 2005
---------------------------     Accounting Officer and acting Chief Financial Officer
Lisa M. Kelley                  (Principal Accounting Officer and Principal Financial Officer)

/s/ Catherine M. Dalton         Director                                                                May 9, 2005
---------------------------
Catherine M. Dalton

/s/ Eliza Hermann               Director                                                                May 9, 2005
---------------------------
Eliza Hermann

/s/ V. William Hunt             Director                                                                May 9, 2005
---------------------------
V. William Hunt

/s/ Marisa E. Pratt             Director                                                                May 9, 2005
---------------------------
Marisa E. Pratt

/s/ Richard W. Roedel           Director                                                                May 9, 2005
---------------------------
Richard W. Roedel

/s/ Stephen H. Simon            Director                                                                May 9, 2005
---------------------------
Stephen H. Simon

/s/ Jerre L. Stead              Director                                                                May 9, 2005
---------------------------
Jerre L. Stead

/s/ Robert F. Wagner            Director                                                                May 9, 2005
---------------------------
Robert F. Wagner

FINANCIAL INFORMATION                                                APPENDIX A

CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reports of Independent Registered Public Accounting Firm .........   A-48
Consolidated Statements of Operations (As Restated) ..............   A-52
Consolidated Balance Sheets (As Restated) ........................   A-53
Consolidated Statements of Cash Flows (As Restated) ..............   A-54
Consolidated Statements of Shareholders' Equity (As Restated) ....   A-55
Notes to Consolidated Financial Statements (As Restated) .........   A-56
Management's Discussion and Analysis of Financial
  Condition and Results of Operations (As Restated) ..............   A-92
Operating Segments (As Restated) .................................   A-134
Future Operating Results .........................................   A-135
Financial Market Risk Management .................................   A-136
Other Information ................................................   A-137

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2005, except for the effects of the material weaknesses described in that report as to which the date is May 5, 2005, expressed an unqualified opinion on management's revised assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.


                                                     /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 1, 2005, except for Note 19,
as to which the date is May 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Brightpoint, Inc.

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting (as revised)", that Brightpoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of inadequate controls over recording revenue and cash receipts at one location and inadequate controls over recording rebate transactions at another location based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated February 1, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements for 2004, necessitating restatement of the Company's financial statements. These matters are considered to be material weaknesses as further discussed in the following paragraph. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's revised assessment:

         The Company's operations in France receive mobile operator commission, subsidy, bonus and residual airtime revenues as a result of subscriber activations or subscriber upgrades generated by the Company's network of independent authorized retailers and the Company's directly owned retail stores. The financial reporting control procedures for certain account receivable reconciliations and revenue recognition control procedures for proper pricing and invoicing of these transactions failed to operate effectively and in a timely fashion as of December 31, 2004. In addition, revenue recognition control procedures for invoicing and cash application of receipts related to these transactions were ineffectively designed as of December 31, 2004. Due to errors made in recording these transactions, the Company's operations in France overstated revenue resulting in a related overstatement in accounts receivable. In addition, certain other related adjustments were made in error which did not have an impact on net income, but resulted in an overall understatement of accounts receivable and accounts payable during the year ended December 31, 2004.

         The Company's operations in Australia failed to identify certain rebates that were not recorded related to a 2004 program, which resulted in an error in the December 31, 2004 financial statements. The communications process whereby new contracts are forwarded to regional finance personnel did not include communicating significant modifications to contracts. Accordingly, internal control in relation to the communication of rebate arrangements (between the product manager/country manager and the finance team) and assessments as to whether the terms and conditions for rebates have been achieved did not operate effectively. This error resulted in an overstatement of cost of revenue and the understatement of vendor receivables, that would have reduced accounts payable, resulting in an overstatement of accounts payable in the 2004 financial statements.

These material weaknesses resulted in a restatement of the Company's previously issued interim and annual financial statements for the year ended December 31, 2004, as described more fully in Note 19 to the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated) of the Company and this report does not affect our report dated February 1, 2005, except for Note 19, as to which the date is May 5, 2005, on those financial statements.

In our opinion, management's revised assessment that Brightpoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Brightpoint, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

                                             /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 1, 2005, except for the effects of the material weaknesses described above, as to which the date is May 5, 2005

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                 2004               2003               2002
                                                                             ----------------   -----------      -----------
                                                                              (AS RESTATED,
                                                                             SEE FOOTNOTE 19)
Revenue
   Distribution revenue                                                        $ 1,559,109      $ 1,540,471      $ 1,048,493
   Logistics services revenue                                                      300,246          225,905          181,284
                                                                               -----------      -----------      -----------
Total revenue                                                                    1,859,355        1,766,376        1,229,777

Cost of revenue
   Cost of distribution revenue                                                  1,498,396        1,486,166        1,018,913
   Cost of logistics services revenue                                              246,902          180,930          141,950
                                                                               -----------      -----------      -----------
Total cost of revenue                                                            1,745,298        1,667,096        1,160,863
                                                                               -----------      -----------      -----------

Gross profit                                                                       114,057           99,280           68,914

Selling, general and administrative expenses                                        83,361           70,124           67,173
Facility consolidation charge (benefit)                                               (236)           5,461               --
                                                                               -----------      -----------      -----------
Operating income from continuing operations                                         30,932           23,695            1,741

Interest expense                                                                     1,870            1,815            6,172
Interest income                                                                       (986)            (652)            (379)
Impairment loss on long-term investment                                                 --               --            8,305
Loss (gain) on debt extinguishment                                                      --              365          (44,378)
Other expenses                                                                       1,860            2,251            1,630
                                                                               -----------      -----------      -----------
Income from continuing operations before income taxes                               28,188           19,916           30,391

Income tax expense                                                                   8,230            4,793           15,431
                                                                               -----------      -----------      -----------
Income from continuing operations before minority interest                          19,958           15,123           14,960

Minority interest                                                                       --              (24)              --
                                                                               -----------      -----------      -----------

Income from continuing operations                                                   19,958           15,147           14,960

Discontinued operations:
     Loss from discontinued operations                                                (475)          (2,890)         (14,016)
     Loss on disposal of discontinued operations                                    (5,713)            (528)          (2,617)
                                                                               -----------      -----------      -----------
Total discontinued operations                                                       (6,188)          (3,418)         (16,633)

Income (loss) before cumulative effect of a change in accounting principle          13,770           11,729           (1,673)

Cumulative effect of a change in accounting principle, net of tax                       --               --          (40,748)
                                                                               -----------      -----------      -----------

Net income (loss)                                                              $    13,770      $    11,729      $   (42,421)
                                                                               ===========      ===========      ===========

Basic per share:
     Income from continuing operations                                         $      1.08      $      0.83      $      0.83
     Discontinued operations                                                         (0.34)           (0.19)           (0.93)
     Cumulative effect of a change in accounting principle, net of tax                  --               --            (2.26)
                                                                               -----------      -----------      -----------
     Net income (loss)                                                         $      0.74      $      0.64      $     (2.36)
                                                                               ===========      ===========      ===========

Diluted per share:
     Income from continuing operations                                         $      1.04      $      0.80      $      0.83
     Discontinued operations                                                         (0.32)           (0.18)           (0.93)
     Cumulative effect of a change in accounting principle, net of tax                  --               --            (2.26)
                                                                               -----------      -----------      -----------
     Net income (loss)                                                         $      0.72      $      0.62      $     (2.36)
                                                                               ===========      ===========      ===========

Weighted average common shares outstanding:
     Basic                                                                          18,552           18,170           17,996
                                                                               ===========      ===========      ===========
     Diluted                                                                        19,169           19,002           18,019
                                                                               ===========      ===========      ===========

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    2004            2003
                                                               ------------      ------------
                                                               (AS RESTATED)
ASSETS
Current assets:
     Cash and cash equivalents                                 $     72,120      $     98,879
     Pledged cash                                                    13,830            22,042
     Accounts receivable (less allowance for doubtful
       accounts of $6,215 in 2004 and $7,683 in 2003)               148,321           132,944
     Inventories                                                    110,089           108,665
     Contract financing receivable                                   14,022            10,838
     Other current assets                                            23,132            13,083
                                                               ------------      ------------
Total current assets                                                381,514           386,451

Property and equipment, net                                          27,503            29,566
Goodwill and other intangibles, net                                  21,981            19,340
Other assets                                                          6,586             9,333
                                                               ------------      ------------

Total assets                                                   $    437,584      $    444,690
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $    201,621      $    204,242
     Accrued expenses                                                61,851            60,960
     Unfunded portion of contract financing receivable               23,375            15,697
     Lines of credit                                                     --            16,207
                                                               ------------      ------------
Total current liabilities                                           286,847           297,106
                                                               ============      ============

COMMITMENTS AND CONTINGENCIES

Minority interest                                                        --                --

Shareholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                       --                --
     Common stock, $0.01 par value: 100,000 shares
       authorized; 19,499 issued in 2004 and 19,262 issued
       and outstanding in 2003                                          195               193
     Treasury stock, at cost, 1,606 shares                          (24,010)               --
     Additional paid-in capital                                     233,768           227,338
     Retained earnings (deficit)                                    (63,968)          (77,738)
     Accumulated other comprehensive income (loss)                    4,752            (2,209)
                                                               ------------      ------------
Total shareholders' equity                                          150,737           147,584
                                                               ------------      ------------

Total liabilities and shareholders' equity                     $    437,584      $    444,690
                                                               ============      ============

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                                2004              2003             2002
                                                                           -------------     ------------      ------------
                                                                           (AS RESTATED)
OPERATING ACTIVITIES
Net income (loss)                                                          $     13,770      $     11,729      $    (42,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                               10,815            12,733            12,431
       Amortization of debt discount                                                 --                33             3,709
     Facility consolidation charge (benefit)                                       (236)            5,461                --
     Pledged cash requirements                                                    3,212            (2,308)            1,923
     Change in deferred taxes                                                       563             2,010            12,852
     Discontinued operations                                                      6,188             3,418            16,633
     Net cash used by discontinued operations                                    (1,290)           (2,985)           (9,672)
       Income tax benefits from exercise of stock options                         5,418               445                --
     Gain (loss) on debt extinguishment                                              --               365           (44,378)
     Minority interest                                                               --                24                --
     Cumulative effect of a change in accounting principle, net of tax               --                --            40,748
     Impairment loss on long-term investment                                         --                --             8,305
     Changes in operating assets and
       liabilities, net of effects from acquisitions and divestitures:
         Accounts receivable                                                    (19,744)           (4,306)           70,068
         Inventories                                                              1,588           (27,575)           53,888
         Other operating assets                                                  (2,103)              806            17,450
         Accounts payable and accrued expenses                                  (10,439)           55,677           (71,415)
                                                                           ------------      ------------      ------------
Net cash provided by operating activities                                         7,742            55,527            70,121

INVESTING ACTIVITIES
Capital expenditures                                                             (8,343)           (6,057)           (8,671)
Purchase acquisitions, net of cash acquired                                      (1,634)           (2,880)               --
Cash effect of divestitures                                                         576             1,328            (3,549)
Decrease in funded contract financing receivables                                 4,398             5,887            20,750
Decrease (increase) in other assets                                                (920)              154               169
                                                                           ------------      ------------      ------------
Net cash provided (used) by investing activities                                 (5,923)           (1,568)            8,699

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                                    (16,500)            2,761           (18,436)
Pledged cash requirements                                                         5,000            (5,000)               --
Purchase of treasury stock                                                      (24,010)               --                --
Repurchase of convertible notes                                                      --           (11,980)          (75,015)
Proceeds from common stock issuances under employee stock
    option and purchase plans                                                     1,013            12,383               173
                                                                           ------------      ------------      ------------
Net cash used by financing activities                                           (34,497)           (1,836)          (93,278)

Effect of exchange rate changes on cash and cash equivalents                      5,919             2,958               (39)
                                                                           ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                            (26,759)           55,081           (14,497)
Cash and cash equivalents at beginning of year                                   98,879            43,798            58,295
                                                                           ------------      ------------      ------------
Cash and cash equivalents at end of year                                   $     72,120      $     98,879      $     43,798
                                                                           ============      ============      ============

See accompanying notes.

BRIGHTPOINT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                                                    Accumulated
                                                                         Additional    Retained        Other           Total
                                             Common  Treasury  Paid-in    Earnings   Comprehensive  Shareholders'   Comprehensive
                                             Stock    Stock    Capital    (Deficit)  Income (Loss)     Equity       Income (Loss)
                                             ------  --------  --------  ----------  -------------  -------------   -------------
Balance at December 31, 2001                 $  180  $     --  $214,352  $  (47,046) $     (17,473) $     150,013

     Net loss                                    --                  --     (42,421)            --        (42,421)     $ (42,421)
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                             --                  --          --          5,929          5,929          5,929
      Unrealized loss on derivatives, net
         of income tax                           --        --        --          --            (50)           (50)           (50)
      Common stock issued in connection
         with employee stock option and
         purchase plans and related
         income tax benefit                      --        --       172          --             --            172             --
                                             ------  --------  --------  ----------  -------------  -------------   -------------
Balance at December 31, 2002                 $  180  $     --  $214,524  $  (89,467) $     (11,594) $     113,643   $     (36,542)
                                                                                                                    =============

2003 Activity:

     Net income                                  --        --        --      11,729             --         11,729      $  11,729
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                             --        --        --          --          9,385          9,385          9,385
      Common stock issued in connection
         with employee stock option and
         purchase plans and related
         income tax benefit                      13        --    12,814          --             --         12,827             --
                                             ------  --------  --------  ----------  -------------  -------------   -------------
Balance at December 31, 2003                 $  193  $     --  $227,338  $  (77,738)     $  (2,209)     $ 147,584      $  21,114
                                                                                                                    =============

2004 Activity (As Restated):
     Net income                                  --        --        --      13,770             --         13,770      $  13,770
     Other comprehensive income (loss):
      Currency translation of foreign
         investments                             --        --        --          --          6,961          6,961          6,961

      Purchase of treasury stock                 --   (24,010)       --          --             --        (24,010)            --
      Common stock issued in connection
         with employee stock option and
         purchase plans and related
         income tax benefit                       2        --     6,430          --             --          6,432             --
                                             ------  --------  --------  ----------  -------------  -------------   -------------
Balance at December 31, 2004 (As Restated)   $  195  $(24,010) $233,768  $  (63,968)     $   4,752      $ 150,737      $  20,731
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


o Marketing, training and promotional funds: consideration is received from certain suppliers for cooperative arrangements related to market development, training and special promotions agreed upon in advance. The amount received is generally in the form of a credit memo, which is applied to trade accounts payable. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduces this liability. To the extent that the Company incurs costs in excess of the established supplier fund, the Company recognizes the amount as a selling expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2004, are as follows (in thousands):

                                               Europe        Asia-Pacific         Total
                                            ------------     ------------     ------------
Balance at December 31, 2003                $     15,694     $      1,013     $     16,707
Goodwill from acquisitions                           555              392              947
Effects of foreign currency fluctuation            1,260               90            1,350
                                            ------------     ------------     ------------
Balance at December 31, 2004                $     17,509     $      1,495     $     19,004
                                            ============     ============     ============

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2004, 2003 and 2002 (in thousands, except per share data):

                                                                         YEAR ENDED DECEMBER 31,
                                                                    2004            2003            2002
                                                                -------------    ----------      ----------
                                                                (As Restated)
Income from continuing operations                                $   19,958      $   15,147      $   14,960
Discontinued operations                                              (6,188)         (3,418)        (16,633)
Cumulative effect of a change in accounting principle,
   net of tax                                                            --              --         (40,748)
                                                                 ----------      ----------      ----------
Net income (loss)                                                $   13,770      $   11,729      $  (42,421)
                                                                 ==========      ==========      ==========

Basic:
   Weighted average shares outstanding                               18,552          18,170          17,996
                                                                 ==========      ==========      ==========

   Per share amount:
      Income from continuing operations                          $     1.08      $     0.83      $     0.83
      Discontinued operations                                         (0.34)          (0.19)          (0.93)
      Cumulative effect of a change in accounting principle,
         net of tax                                                      --              --           (2.26)
                                                                 ----------      ----------      ----------
      Net income (loss)                                          $     0.74      $     0.64      $    (2.36)
                                                                 ==========      ==========      ==========

Diluted:
   Weighted average shares outstanding                               18,552          18,170          17,996
  Net effect of dilutive stock options-based on the treasury
      stock method using average market price                           617             832              23
                                                                 ----------      ----------      ----------
   Total weighted average shares outstanding                         19,169          19,002          18,019
                                                                 ==========      ==========      ==========

   Per share amount:
      Income from continuing operations                          $     1.04      $     0.80      $     0.83
      Discontinued operations                                         (0.32)          (0.18)          (0.93)
      Cumulative effect of a change in accounting principle,
         net of tax                                                      --              --           (2.26)
                                                                 ----------      ----------      ----------
      Net income (loss)                                          $     0.72      $    (0.62)     $    (2.36)
                                                                 ==========      ==========      ==========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense related to stock options and the ESPP that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                            YEAR ENDED DECEMBER 31,
                                                                   2004            2003            2002
                                                                ----------      ----------      ----------
Net income (loss) as reported                                   $   13,770      $   11,729      $  (42,421)
Stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income (loss) if the fair value
    method had been applied                                         (2,690)           (713)           (906)
                                                                ----------      ----------      ----------
Pro forma net income (loss)                                     $   11,080      $   11,016      $  (43,327)
                                                                ==========      ==========      ==========

Basic per share:
    Net income (loss), as reported                              $     0.74      $     0.64      $    (2.36)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                       (0.15)          (0.04)          (0.05)
                                                                ----------      ----------      ----------
    Pro forma net income (loss)                                 $     0.59      $     0.60      $    (2.41)
                                                                ==========      ==========      ==========

Diluted per share:
    Net income (loss), as reported                              $     0.72      $     0.62      $    (2.36)
    Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income (loss) if the fair value
       method had been applied                                       (0.14)          (0.04)          (0.05)
                                                                ----------      ----------      ----------
    Pro forma net income (loss)                                 $     0.58      $     0.58      $    (2.41)
                                                                ==========      ==========      ==========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      Product                                            Operating
                    Distribution                           Total        Income (Loss)                               Allocated
                    Revenue from   Logistics Services      Revenue          from          Total      Allocated        Income
                      External        Revenue from      from External    Continuing      Segment    Net Interest    Tax Expense
                     Customers     External Customers     Customers     Operations(1)   Assets(2)    Expense(3)    (Benefit)(3)
                    ------------   ------------------   -------------   -------------  ----------   ------------   ------------
2004:
THE AMERICAS         $  393,883       $  111,252          $  505,135     $   21,731    $  152,401    $      312     $    6,286
ASIA-PACIFIC            924,024           44,126             968,150         11,614       160,578           273          3,154
EUROPE                  241,202          144,868             386,070         (2,413)      124,605           299         (1,210)
                     ----------       ----------          ----------     ----------    ----------    ----------     ----------
                     $1,559,109       $  300,246          $1,859,355     $   30,932    $  437,584    $      884     $    8,230
                     ==========       ==========          ==========     ==========    ==========    ==========     ==========

2003:
The Americas         $  394,044       $   75,574          $  469,618     $    3,620    $  190,077    $      594     $      610
Asia-Pacific            962,681           33,116             995,797         14,088       159,005           217          3,117
Europe                  183,746          117,215             300,961          5,987        95,608           352          1,066
                     ----------       ----------          ----------     ----------    ----------    ----------     ----------
                     $1,540,471       $  225,905          $1,766,376     $   23,695    $  444,690    $    1,163     $    4,793
                     ==========       ==========          ==========     ==========    ==========    ==========     ==========

2002:
The Americas         $  418,121       $   75,056          $  493,176     $   (2,031)   $  173,371    $    3,109     $   15,906
Asia-Pacific            504,886           22,613             527,499          6,466        84,920         1,717            476
Europe                  125,486           83,615             209,102         (2,694)       78,011           966           (951)
                     ----------       ----------          ----------     ----------    ----------    ----------     ----------
                     $1,048,493       $  181,284          $1,229,777     $    1,741    $  336,302    $    5,792     $   15,431
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

Additional segment information is as follows (in thousands):

                           DECEMBER 31,
                     ---------------------------
                       2004      2003      2002
                     -------   -------   -------
Long-lived assets:
The Americas (1)     $21,952   $27,121   $38,274
Asia-Pacific          10,608     9,636     7,479
Europe                23,510    21,482    16,947
                     -------   -------   -------
                     $56,070   $58,239   $62,700
                     =======   =======   =======

(1) Includes corporate assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reserve activity for the facility consolidation as of December 31, 2004 and 2003 is as follows (in thousands):

                       Lease                          Employee
                    Termination        Fixed        Termination      Other Exit
                       Costs           Assets          Costs            Costs          Total
                    ------------    ------------    ------------    ------------    ------------
Provisions          $      3,829    $      1,102    $        269    $        261    $      5,461
Cash usage                  (450)             --            (269)           (252)           (971)
Non-cash usage                --          (1,102)             --              --          (1,102)
                    ------------    ------------    ------------    ------------    ------------
December 31, 2003   $      3,379    $         --    $         --    $          9    $      3,388
                    ------------    ------------    ------------    ------------    ------------

Provisions                  (236)             --              --              --            (236)
Cash usage                (3,143)             --              --              (9)         (3,152)
                    ------------    ------------    ------------    ------------    ------------
DECEMBER 31, 2004   $         --    $         --    $         --    $         --    $         --
                    ------------    ------------    ------------    ------------    ------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. INCOME TAX EXPENSE (BENEFIT)

For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                    YEAR ENDED DECEMBER 31,
                -------------------------------
                  2004       2003        2002
                --------   --------    --------
United States   $  8,249   $ (6,118)   $ 29,961
Foreign           19,939     26,034         430
                --------   --------    --------
                $ 28,188   $ 19,916    $ 30,391
                ========   ========    ========

The reconciliation for 2004, 2003 and 2002 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                             2004       2003       2002
                                                            ------     ------     ------
Tax at U.S. Federal statutory rate                            35.0%      35.0%      35.0%
State and local income taxes, net of U.S. Federal benefit      1.5       (0.8)      (1.7)
Net benefit of tax on foreign operations                     (10.7)     (10.8)      17.4
Other                                                          3.4        0.7        0.1
                                                            ------     ------     ------
  Effective income tax rate                                   29.2%      24.1%      50.8%
                                                            ======     ======     ======

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                YEAR ENDED DECEMBER 31,
            --------------------------------
              2004        2003        2002
            --------    --------    --------
Current:
  Federal   $  1,979    $ (3,011)   $ (1,167)
  State          647        (491)        375
  Foreign      6,167       6,285       3,371
            --------    --------    --------
               8,793       2,783       2,579
            --------    --------    --------
Deferred:
  Federal        710       1,323      11,606
  State           86         289         684
  Foreign     (1,359)        398         562
            --------    --------    --------
                (563)      2,010      12,852
            --------    --------    --------
            $  8,230    $  4,793    $ 15,431
            ========    ========    ========

There was a $455 thousand income tax benefit for 2004 from discontinued operations. In 2003 and 2002, the income tax expense (benefit) from discontinued operations were $164 thousand and $(3.4) million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the Company's net deferred tax after valuation allowance are as follows (in thousands):

                                                      DECEMBER 31,
                                                  --------------------
                                                    2004        2003
                                                  --------    --------
Deferred tax assets:
  Current:
   Capitalization of inventory costs              $    189    $    345
   Allowance for doubtful accounts                     904         370
   Accrued liabilities and other                     5,579       2,319
  Noncurrent:
   Depreciation                                        475          --
   Other long-term investments                         134       5,210
   Net operating losses and other carryforwards     17,224      14,312
                                                  --------    --------
                                                    24,505      22,556
  Valuation allowance                              (13,029)    (15,471)
                                                  --------    --------
Total deferred tax assets                           11,476       7,085

Deferred tax liabilities:
  Current:
    Other current liabilities                       (2,442)         --
  Noncurrent:
   Depreciation                                     (4,931)     (4,160)
   Other assets                                     (1,381)     (4,018)
                                                  --------    --------
Total deferred tax liabilities                      (8,754)     (8,178)
                                                  --------    --------
Net deferred tax liabilities                      $  2,724    $ (1,093)
                                                  ========    ========

Income tax payments (receipts) were $4.5 million, $5.1 million and $(8.4) million in 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $16.3 million, of which approximately $5.2 million have no expiration date, approximately $3.2 million expires between 2007 and 2014, and $7.9 million expires in 2023. Undistributed earnings of the Company's foreign operations were approximately $27 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.

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

Details of discontinued operations are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2004         2003         2002
                                                           ---------    ---------    ---------
Revenue                                                    $   4,037    $  33,998    $ 166,020
                                                           =========    =========    =========

Loss from discontinued operations
    Net operating loss                                     $    (354)   $  (2,288)   $  (9,860)
    Restructuring plan charges                                  (120)         (65)      (3,753)
    Other                                                         (1)        (537)        (403)
                                                           ---------    ---------    ---------
 Total loss from discontinued operations                        (475)      (2,890)     (14,016)
                                                           ---------    ---------    ---------

 Gain (loss) on disposal of discontinued operations
    Restructuring plan charges                                (1,340)      (1,634)       1,380
    Net loss on sale of Ireland operations                    (3,751)          --           --
    Net loss on sale of Brazil operations                       (584)          --           --
    Net loss on sale of Mexico operations                         --           --       (2,244)
    Net loss on sale of Middle East operations                    --           --         (938)
    Recovery of contingent receivable                             --        1,328           --
    Other                                                        (38)        (222)        (815)
                                                           ---------    ---------    ---------
Total gain (loss) on disposal of discontinued operations      (5,713)        (528)      (2,617)
                                                           ---------    ---------    ---------

Total discontinued operations                              $  (6,188)   $  (3,418)   $ (16,633)
                                                           =========    =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                            DECEMBER 31,
                                         -----------------
                                           2004      2003
                                         -------   -------
Total current assets                     $   551   $17,892
Other non-current assets                     137       780
                                         -------   -------
Total assets                             $   688   $18,672
                                         =======   =======

Accounts payable                         $    18   $10,281
Accrued expenses and other liabilities       752     1,493
                                         -------   -------
Total liabilities                        $   770   $11,774
                                         =======   =======


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

As of December 31, 2004 and 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    2004       2003       2002
                                                  -------    -------    -------
Cash charges (credits):
     Sale of Brazil operations                    $ 1,138    $    --    $    --
     VAT refund                                      (269)        --         --
     Employee termination costs                        --         20        248
     Lease termination costs                           --         --        592
     Other exit costs                                 214        156      1,129
                                                  -------    -------    -------
Total cash charges (credits)                        1,083        176      1,969
                                                  -------    -------    -------

Non-cash charges (credits):
     Loss on investment                              (203)        --       (104)
     Impairment of accounts receivable and
         inventories of restructured operations       594         (2)      (848)
     Impairment of fixed and other assets              --         72      3,366
     Income tax effect of restructuring actions      (597)      (125)        65
     Write-off of cumulative foreign currency
         translation adjustments                    1,167      1,576     (2,074)
                                                  -------    -------    -------
Total non-cash charges (credits)                      961      1,521        405
                                                  -------    -------    -------
Total restructuring plan charges                  $ 2,044    $ 1,697    $ 2,375
                                                  =======    =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                       Lease          Employee
                    Termination     Termination      Other Exit
                       Costs           Costs            Costs           Total
                    ------------    ------------    ------------    ------------
December 31, 2001   $        314    $        619    $      1,810    $      2,743

Provisions (1)               348             502           1,199           2,049
Cash usage                  (457)         (1,096)         (2,093)         (3,646)
Non-cash usage                --              --            (189)           (189)
                    ------------    ------------    ------------    ------------
December 31, 2002   $        205    $         25    $        727    $        957

Provisions (1)                 6              --              41              47
Cash usage                  (201)            (25)           (214)           (440)
Non-cash usage                --              --            (145)           (145)
                    ------------    ------------    ------------    ------------
December 31, 2003   $         10    $         --    $        409    $        419

PROVISIONS (1)                --              --              97              97
CASH USAGE                   (10)             --            (121)           (131)
NON-CASH USAGE                --              --            (309)           (309)
                    ------------    ------------    ------------    ------------
DECEMBER 31, 2004   $         --    $         --    $         76    $         76
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                 DECEMBER 31,
                                               2004        2003
                                             --------    --------
Furniture and equipment                      $ 14,941    $ 14,675
Information systems equipment and software     69,246      64,692
Leasehold improvements                          6,202       5,550
                                             --------    --------
                                               90,389      84,917
Less accumulated depreciation                 (62,886)    (55,351)
                                             --------    --------
                                             $ 27,503    $ 29,566
                                             ========    ========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LINES OF CREDIT

                                                    OUTSTANDING AT:
                                        --------------------------------------
              CREDIT AGREEMENTS         DECEMBER 31, 2004    December 31, 2003
              -----------------         -----------------    -----------------
                   - Asia-Pacific          $       --           $   16,171
                   - The Americas                  --                   --
                   - Europe                        --                   36
                                           ----------           ----------
               Total                       $       --           $   16,207
                                           ==========           ==========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                        Total number of shares       Total amount       Maximum dollar value of
                           Total number     Average      purchased as part of     purchased as part     shares that may yet be
                            of shares      price paid    the publicly announced     of the publicly        purchased under the
Quarter of purchase         purchased       per share            program           announced program             program
-------------------       -------------    ----------   -----------------------   ------------------    -----------------------
Second quarter 2004         1,397,500        $14.31             1,397,500             $19,996,773                    None
Fourth quarter 2004           208,100        $19.28               208,100             $ 4,012,769              $15,987,231
                            ---------        ------             ---------             -----------              -----------
Total/Average               1,605,600        $14.95             1,605,600             $24,009,542              $15,987,231
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1994 and 1996 Stock Option Plans

The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2004, 2003 and 2002 is as follows:

                                              2004                            2003                            2002
                                    -------------------------      -------------------------     --------------------------
                                     WEIGHTED                        Weighted                      Weighted
                                     AVERAGE                         Average                        Average
                                     EXERCISE                        Exercise                      Exercise
                                      PRICE          SHARES           Price          Shares          Price          Shares
                                    ----------     ----------      ----------     ----------      ----------     ----------
Options outstanding,
  beginning of year                 $     7.00      1,510,911      $    10.03      3,071,567      $    20.76      1,643,033
Options granted                          18.19        464,000            8.36        104,125            2.94      1,806,241
Options exercised                         3.80       (201,815)          10.27     (1,199,042)             --             --
Options canceled                         20.25       (137,576)          18.87       (465,739)          22.81       (377,707)
                                    ----------     ----------      ----------     ----------      ----------     ----------
Options outstanding,
  end of year                       $     9.45      1,635,520      $     7.00      1,510,911      $    10.03      3,071,567
                                    ----------     ----------      ----------     ----------      ----------     ----------
Options exercisable,
  end of year                       $     8.09        602,838      $    18.00        326,890      $    19.48      1,117,751
                                    ----------     ----------      ----------     ----------      ----------     ----------

Option price range at end
  of year                                  $0.66-$30.18                    $0.66-$30.18                  $0.66-$54.45
Option price range for
  exercised shares                         $0.66-$15.65                    $0.66-$20.91                        --
Options available for grant
  at year end                                 138,872                         685,663                       324,049

Weighted average fair market
value of options granted during
  the year                                    $ 18.19                         $ 8.36                        $ 2.94

The following table summarizes information about the fixed price stock options outstanding at December 31, 2004.

                                                                               Exercisable
                                         Weighted                     --------------------------------
                         Number          Average                          Number
                     Outstanding at     Remaining        Weighted     Outstanding at       Weighted
     Range of         December 31,     Contractual        Average      December 31,         Average
  Exercise Prices        2004             Life       Exercise Price       2004          Exercise Price
------------------   --------------    -----------   --------------   --------------    --------------
$  0.66 - $   2.83          429,024       3 years        $  2.20             179,185        $  2.12
$  3.86 - $   5.23          495,000       3 years        $  3.89             240,000        $  3.88
$  5.37 - $  17.58          530,894       4 years        $  15.37             97,144        $ 11.95
$ 18.47 - $  30.18          180,602       3 years        $ 24.52              86,509        $ 27.77
                          ---------                                          -------
                          1,635,520                                          602,838
                          ---------                                          -------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Director Stock Compensation Plan and Long-Term Incentive Plan

                                                        2004
                                         ---------------------------------
                                                  RESTRICTED SHARES
                                            INDEPENDENT          LONG-TERM
                                          DIRECTOR STOCK         INCENTIVE
                                         COMPENSATION PLAN         PLAN
                                         -----------------       ---------
Restricted shares/units outstanding,              --                  --
  beginning of year
Restricted shares issued                      29,126                  --
Restricted units issued                          N/A              12,000
Shares previously restricted                      --                  --
                                              ------              ------
Restricted shares/units outstanding
  end of year                                 29,126              12,000
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are as follows (in thousands, except per share data):

2004                                   FIRST           SECOND           THIRD          FOURTH
----                                -----------      -----------     -----------     -----------
REVENUE                             $   440,210      $   463,074     $   453,046     $   503,025
GROSS PROFIT                             24,068           26,643          28,493          34,854
INCOME FROM CONTINUING
  OPERATIONS                              2,354            4,790           4,727           8,087
NET INCOME (LOSS)                        (2,221)           3,964           4,547           7,480

BASIC PER SHARE:
  INCOME FROM CONTINUING
      OPERATIONS                    $      0.12      $      0.25     $      0.26     $      0.45
  NET INCOME (LOSS)                 $     (0.12)     $      0.21     $      0.25     $      0.42

DILUTED PER SHARE:
  INCOME FROM CONTINUING
      OPERATIONS                    $      0.12      $      0.24     $      0.26     $      0.44
  NET INCOME (LOSS)                 $     (0.11)     $      0.20     $      0.25     $      0.40

2003                                   First           Second           Third          Fourth
----                                -----------      -----------     -----------     -----------
Revenue                             $   332,159      $   371,932     $   527,900     $   534,385
Gross profit                             18,463           22,477          26,932          31,407
Income (loss) from continuing
  operations                             (1,980)           5,240           5,675           6,211
Net income (loss)                        (2,848)           4,317           4,844           5,416

Basic per share:
  Income (loss) from continuing
      operations                    $     (0.11)     $      0.29     $      0.31     $      0.34
  Net income (loss)                 $     (0.16)     $      0.24     $      0.27     $      0.29

Diluted per share:
  Income (loss) from continuing
      operations                    $     (0.11)     $      0.28     $      0.30     $      0.32
  Net income (loss)                 $     (0.15)     $      0.23     $      0.26     $      0.28


Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company's business in certain markets. Due to rounding the sum of each quarterly earnings per share may not total the annual earnings per share. The information presented above reflects:

     o the effects of the 3 for 2 common stock splits on October 15, 2003, and August 15, 2003, and the 1 for 7 reverse common stock split on June 27, 2002;

     o the effects of the Richmond, California, facility consolidation charge as more fully described in Note 2;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o and the effects of divestitures and the related change in classification of discontinued operations as more fully described in
          Note 7 to the Consolidated Financial Statements;

19. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's operations in France receive mobile operator commission, subsidy, bonus and residual airtime revenues as a result of subscriber activations or subscriber upgrades generated by the Company's network of independent authorized retailers and the Company's directly owned retail stores. Due to errors made in recording these transactions, the Company's operations in France overstated revenue resulting in a related overstatement of accounts receivable. In addition, certain other related adjustments were made in error, which did not have an impact on net income, but resulted in an overall understatement of accounts receivable and accounts payable during the year ended December 31, 2004.

The Company's operations in Australia, in error, failed to identify and record certain vendor rebates related to a 2004 vendor program. This error resulted in an overstatement of cost of revenue and the understatement of vendor receivables, that would have reduced accounts payable, resulting in an overstatement of accounts payable in the 2004 financial statements.

The Company corrected the above accounting errors by decreasing revenue $6.2 million and increasing costs of revenue $200 thousand related to its operations in France and decreasing costs of revenue $1.7 million related to its operations in Australia. These corrections relate to the year ended December 31, 2004, with the exception of $968 thousand ($629 thousand, net of tax), which relate to the year ended December 31, 2003, and are included in the restated results for December 31, 2004, based on materiality. Additionally, bonuses previously paid to the named executive officers will be returned to the Company by the named executive officers on their own initiative. These bonuses, originally recorded in the amount of approximately $1.0 million, have been reflected as a reduction to selling, general and administrative expenses in the restated results, as a result of bonus targets relating to the 2004 bonus plan no longer having been met based upon the restated financial results.

The impact of the Restatement on our consolidated balance sheet as of December 31, 2004, and our consolidated statements of operations and cash flows for the year ended December 31, 2004, is shown in the accompanying tables below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS

The following table presents the effect of the Restatement on the consolidated statements of operations for the year ended December 31, 2004:

              (Amounts in thousands, except per share data)                            Year Ended
                                                                                    December 31, 2004
                                                                              ------------------------------
                                                                              (As Previously   (As Restated)
                                                                                 Reported)
Revenue
   Distribution revenue                                                        $ 1,559,109      $ 1,559,109
   Logistics services revenue                                                      306,478          300,246
                                                                               -----------      -----------
Total revenue                                                                    1,865,587        1,859,355

Cost of revenue
   Cost of distribution revenue                                                  1,500,105        1,498,396
   Cost of logistics services revenue                                              246,709          246,902
                                                                               -----------      -----------
Total cost of revenue                                                            1,746,814        1,745,298
                                                                               -----------      -----------

Gross profit                                                                       118,773          114,057

Selling, general and administrative expenses                                        84,775           83,361
Facility consolidation charge (benefit)                                               (236)            (236)
                                                                               -----------      -----------
Operating income from continuing operations                                         34,234           30,932

Interest expense                                                                     1,870            1,870
Interest income                                                                       (986)            (986)
Impairment loss on long-term investment                                                 --               --
Loss (gain) on debt extinguishment                                                      --               --
Other expenses                                                                       1,860            1,860
                                                                               -----------      -----------
Income from continuing operations before income taxes                               31,490           28,188

Income tax expense                                                                   9,017            8,230
                                                                               -----------      -----------
Income from continuing operations before minority interest                          22,473           19,958

Minority interest                                                                       --               --
                                                                               -----------      -----------

Income from continuing operations                                                   22,473           19,958

Discontinued operations:
     Loss from discontinued operations                                                (475)            (475)
     Loss on disposal of discontinued operations                                    (5,713)          (5,713)
                                                                               -----------      -----------
Total discontinued operations                                                       (6,188)          (6,188)

Income (loss) before cumulative effect of a change in accounting principle          16,285           13,770

Cumulative effect of a change in accounting principle, net of tax                       --               --
                                                                               -----------      -----------

Net income (loss)                                                              $    16,285      $    13,770
                                                                               ===========      ===========

Basic per share:
     Income from continuing operations                                         $      1.21      $      1.08
     Discontinued operations                                                         (0.33)           (0.34)
     Cumulative effect of a change in accounting principle, net of tax                  --               --
                                                                               -----------      -----------
     Net income (loss)                                                         $      0.88      $      0.74
                                                                               ===========      ===========

Diluted per share:
     Income from continuing operations                                         $      1.17      $      1.04
     Discontinued operations                                                         (0.32)           (0.32)
     Cumulative effect of a change in accounting principle, net of tax                  --               --
                                                                               -----------      -----------
     Net income (loss)                                                         $      0.85      $      0.72
                                                                               ===========      ===========

Weighted average common shares outstanding:
     Basic                                                                          18,552           18,552
                                                                               ===========      ===========
     Diluted                                                                        19,169           19,169
                                                                               ===========      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

The following table presents the effect of the Restatement on the consolidated balance sheet as of December 31, 2004:

       (Amounts in thousands, except per share data)            December 31, 2004
                                                          -------------------------------
                                                          (As Previously    (As Restated)
                                                             Reported)
ASSETS
Current assets:
     Cash and cash equivalents                             $    72,120      $    72,120
     Pledged cash                                               13,830           13,830
     Accounts receivable (less allowance for doubtful
       accounts of $6,215)                                     144,106          148,321
     Inventories                                               109,559          110,089
     Contract financing receivable                              14,022           14,022
     Other current assets                                       20,641           23,132
                                                           -----------      -----------
Total current assets                                           374,278          381,514

Property and equipment, net                                     27,503           27,503
Goodwill and other intangibles, net                             21,981           21,981
Other assets                                                     6,586            6,586
                                                           -----------      -----------

Total assets                                               $   430,348      $   437,584
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   191,820      $   201,621
     Accrued expenses                                           61,660           61,851
     Unfunded portion of contract financing receivable          23,375           23,375
     Lines of credit                                                --               --
                                                           -----------      -----------
Total current liabilities                                      276,855          286,847
                                                           -----------      -----------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                   --               --

Shareholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                  --               --
     Common stock, $0.01 par value: 100,000 shares
       authorized; 19,499 issued as of 2004                        195              195
       Treasury stock, at cost, 1,606 shares                   (24,010)         (24,010)
     Additional paid-in capital                                233,768          233,768
     Retained earnings (deficit)                               (61,453)         (63,968)
     Accumulated other comprehensive income (loss)               4,993            4,752
                                                           -----------      -----------
Total shareholders' equity                                     153,493          150,737
                                                           -----------      -----------

Total liabilities and shareholders' equity                 $   430,348      $   437,584
                                                           ===========      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS

The following table presents the effect of the Restatement on the consolidated statements of cash flows for the year ended December 31, 2004:

                          (Amounts in thousands)                           Year Ended December 31, 2004
                                                                           -----------------------------
                                                                           (As Previously   (As Restated)
                                                                             Reported)
OPERATING ACTIVITIES
Net income (loss)                                                          $    16,285      $    13,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              10,815           10,815
       Amortization of debt discount                                                --               --
     Facility consolidation charge (benefit)                                      (236)            (236)
     Pledged cash requirements                                                   3,212            3,212
     Change in deferred taxes                                                      609              563
     Discontinued operations                                                     6,188            6,188
     Net cash used by discontinued operations                                   (1,290)          (1,290)
       Income tax benefits from exercise of stock options                        5,418            5,418
     Gain (loss) on debt extinguishment                                             --               --
     Minority interest                                                              --               --
     Cumulative effect of a change in accounting principle, net of tax              --               --
     Impairment loss on long-term investment                                        --               --
     Changes in operating assets and
       liabilities, net of effects from acquisitions and divestitures:
         Accounts receivable                                                   (15,678)         (19,744)
         Inventories                                                             2,100            1,588
         Other operating assets                                                 (1,412)          (2,103)
         Accounts payable and accrued expenses                                 (18,370)         (10,439)
                                                                           -----------      -----------
Net cash provided by operating activities                                        7,641            7,742

INVESTING ACTIVITIES
Capital expenditures                                                            (8,343)          (8,343)
Purchase acquisitions, net of cash acquired                                     (1,634)          (1,634)
Cash effect of divestitures                                                        576              576
Decrease in funded contract financing receivables                                4,398            4,398
Decrease (increase) in other assets                                               (920)            (920)
                                                                           -----------      -----------
Net cash provided (used) by investing activities                                (5,923)          (5,923)

FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities                                   (16,500)         (16,500)
Pledged cash requirements                                                        5,000            5,000
Purchase of treasury stock                                                     (24,010)         (24,010)
Repurchase of convertible notes                                                     --               --
Proceeds from common stock issuances under employee stock
    option and purchase plans                                                    1,013            1,013
                                                                           -----------      -----------
Net cash used by financing activities                                          (34,497)         (34,497)

Effect of exchange rate changes on cash and cash equivalents                     6,020            5,919
                                                                           -----------      -----------
Net increase (decrease) in cash and cash equivalents                           (26,759)         (26,759)
Cash and cash equivalents at beginning of year                                  98,879           98,879
                                                                           -----------      -----------
Cash and cash equivalents at end of year                                   $    72,120      $    72,120
                                                                           ===========      ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis reflects the restatement of our consolidated financial statements, as discussed in Note 19 to the consolidated financial statements.

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

         On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management reporting on internal control over financial reporting. We employed the Internal Control - Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of the Company has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005, in which management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management to not be a material weakness. Subsequent to filing its annual report on Form 10-K on February 3, 2005, the Company identified errors in its 2004 financial statements. Management has concluded that these errors resulted from material weaknesses in internal control in the Company's operations in France and Australia. As a result, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting.

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

KEY INDICATORS OF PERFORMANCE

Key indicators of performance for the Company, which are referred to further in this discussion, include:

    o    Wireless devices handled

    o    Revenue growth

    o    Gross margin percent

    o    Operating income growth

    o Cash conversion cycle, which includes days sales outstanding, days inventory on-hand and days payables outstanding

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

   o Availability of product and channel inventory. In the past we have experienced shortages in supply of products that were in high demand. These types of shortages can be caused by the inability of manufacturers to procure all of the components necessary to build sufficient quantities of products in demand, our inability or manufacturers inability to precisely anticipate demand, or for other reasons. Shortages can have the effect of constraining our ability to meet demand and, therefore, can adversely affect our revenue. Conversely, our customers or competitors may hold more inventory than is required to meet demand. This can have the effect of reducing our sales through the period until the customer inventory is sold through and may reduce our gross margin due to the market experiencing an excess of supply relative to demand. It is difficult to predict demand patterns and supply conditions, which can affect our ability to meet demand or sell products at acceptable gross margins.

   o Pricing trends. In 2004, it is estimated that the industry's average selling price for wireless devices declined by approximately 2%. Although manufacturers have been adding features and functionality to wireless devices to offset industry trends toward average selling price erosion, we believe the trend of price declines may continue. This can affect the Company's revenue since the average selling price in conjunction with the volumes we sell are direct components of our revenue. Product sales mix can affect our average selling prices.

Company specific trends, challenges, risks and growth opportunities include:

   o Unit and revenue growth. In 2004, the Company experienced 34% growth in wireless devices handled and 5% growth in revenue. Our growth in wireless devices handled in the Americas division was the predominant contributor to the Company's overall unit growth. In 2003, the Company experienced 36% growth in wireless devices handled on 44% growth in revenue. This difference in growth rates was influenced by a sales mix shift toward distribution sales.

   o Sales mix shift between product distribution and logistics services. Over the past several years, we have been growing our fee-based logistics services business such that it has become a significant portion of our income generating activity. In 2004, fee-based logistics services represented 47% of our gross profit. Our offering includes services associated with wireless devices and non-wireless device products such as accessories and prepaid recharge cards. A significant portion of the activity in this business is the handling of wireless devices. Fees for these services exclude the value of the product and are generally less than $10 per unit. Distribution revenue, on the other hand, includes the value of the product, which had an average selling price of $142 per unit in 2004. We focus on the handling of wireless devices regardless of whether they are handled as a logistics service or a distribution sale. The disparity in revenue per unit between a logistics service unit and a distribution sale unit combined with shifts in sales mix have created sensitivity in historical revenue patterns. When percentage unit sales mix has shifted from fee-based logistics services toward product distribution sales, we have seen higher percentage increases in revenue relative to the increases in wireless devices handled. Conversely, when percentage unit sales mix has shifted from product distribution sales toward fee-based logistics services, we have seen lower percentage increases in revenue relative to the increases in wireless devices handled. For this reason, we place a high importance on total wireless devices handled in measuring the growth of our business. In 2004, distribution represented 38% while logistics services represented 62% of wireless devices handled. In terms of total revenue, distribution represented 84% and logistics services represented 16%. Our total revenue grew by 5% in 2004 as compared to 2003, while the wireless devices handled grew by 34% in the same period. This difference in growth rates was influenced by a sales mix shift toward logistics services. Contrarily, in 2003, our total revenue grew by 44% while the wireless devices handled grew by 36%. This difference in growth rates was influenced by a sales mix shift toward distribution sales. We expect sales mix shifts, such as these, to occur in future periods.

   o Earnings growth. The Company incurred significant losses in 2002 and in 2001. The Company has established a recent trend, beginning in late 2002, of quarterly earnings growth and stability. Our strategy incorporates growth elements for revenue and our operating plans incorporate improvements in efficiencies, which we hope will result in continued earnings growth. However, there can be no assurances this trend will continue. As we may potentially invest in growth opportunities in new markets and assume additional risks, our earnings trend may alter.

   o Fluctuations in our cash conversion cycle. We have experienced fluctuations in our average annual cash conversion cycle from 13 days in 2002 down to 5 days in 2003 and up to 7 days in 2004. Change in our cash conversion cycle is an indicator of whether we are increasing or decreasing our working capital excluding debt. In certain instances, increases in our working capital excluding debt are contributory to the success of the business; therefore, an increase in the cash conversion cycle may not necessarily be a negative indicator. We continually focus on our balance sheet and adequate cash balances as appropriate for the success of our business. Historical high levels of debt and the March 11, 2003, put option feature in our Convertible Notes necessitated this level of focus. Positioning the Company for future growth motivated us to pursue this trend. A cash conversion cycle of 7 days is a low number for a distribution company. As we may potentially invest in future growth opportunities in new markets and assume additional risks, our cash conversion cycle may increase. Additionally, our performance in this area is dependent upon, but not limited to, customer payment patterns, suppliers' terms and conditions, our ability to manage our inventory, and our ability to sell accounts receivables in certain markets.

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

   o The strengthening of foreign currencies relative to the U.S. dollar. 44% of our revenue in 2004 was denominated in foreign currencies. Our total revenue in 2004 grew by 5% as compared to 2003. Four percentage points were attributable to the strengthening of foreign currencies relative to the U.S. dollar. This effect had a favorable impact on our operating income. Should the recent trends in currency exchange rates take a reverse direction, the effect could be unfavorable to the Company. Although we hedge transactional currency risk, we do not hedge foreign currency revenue or operating income. We also do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss.

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

Potential growth opportunities include:

   o     Enter into new geographic markets

   o     Add new products and services in current markets

   o     Expand existing product and service offerings in current markets

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

Although lesser in percentage terms, we believe the acquisition of new subscribers continued to be significant in 2004. We estimate that 40% of worldwide wireless device shipments were for new subscribers. Lower subscriber penetration rate markets such as Latin America, Eastern Europe, China, and India grew at a rapid pace in 2004. Higher penetration rate markets such as Europe and the U.S. also added new subscribers, although at a lower rate.

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

Wireless Devices Handled by Division:

(Amounts in 000s)                     YEAR ENDED
                 ----------------------------------------------------   Change from
                 DECEMBER 31,       % of      December 31,       % of     2003 to
                    2004           Total        2003            Total       2004
                 ------------     ------      ------------     ------   -----------
The Americas           18,886        70%           12,403         62%        52%
Asia-Pacific            6,956        26%            6,940         34%        --%
Europe                  1,166         4%              791          4%        47%
                 ------------     -----       -----------      -----      ------
    Total              27,008       100%           20,134        100%        34%
                 ============     =====       ===========      =====      ======

For the total Company, wireless devices handled grew by 34%. This compares to our estimated growth of the global wireless devices industry of 29%. Our 2004 growth rate is similar to the 36% year-over-year growth rate we experienced in 2003.

Of the 6.9 million increase in wireless devices handled, 6.5 million occurred in the Americas division, which experienced a 52% rate of growth, and represented 70% of the total Company's wireless devices handled. The Americas proportion of total Company wireless devices handled grew from 62% in 2003. Within the Americas division, our North America business experienced a 40% increase and our Colombia business experienced a 166% increase. In North America, the logistics services business experienced a 57% increase. This was driven by an overall strength in demand in the U.S. market, which benefited our mobile operator customers such as Nextel, Virgin Mobile, Metro PCS and Tracfone. Additionally, we acquired a significant new customer, Cricket Communications, a subsidiary of Leap Wireless

International, Inc., in 2004, which contributed to our growth rate. Growth in our North America business was tempered by a 7% decline in wireless devices handled in our distribution business. This decline was significantly attributable to the transition of certain regional mobile operators from TDMA to either GSM or CDMA and we lost market share in this channel due to a key supplier's relatively weaker market position in GSM and CDMA as compared to TDMA. We were able to fill a portion of the demand with alternative suppliers, however, not sufficiently enough to maintain our historical market share in this segment. Additionally, a certain mobile operator promoted wireless devices directly to its dealer channel at subsidized pricing that made our offering to our dealer channel for that same mobile operator's wireless devices uncompetitive. The increase in our Colombia business was ascribable to a successful conversion from TDMA to GSM of our key logistics mobile operator customer, combined with promotional activity and with a general increase in demand in the Colombia market.

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

Wireless Devices Handled by Service Line:

(Amounts in 000s)                             YEAR ENDED
                         ----------------------------------------------------   Change from
                         DECEMBER 31,     % of        December 31,     % of       2003 to
                             2004         Total           2003         Total        2004
                         ------------     ------      ------------     ------   -----------
Product distribution           10,255        38%            10,632         53%          (4%)
Logistics services             16,753        62%             9,502         47%          76%
                         ------------     -----       ------------     ------        -----
    Total                      27,008       100%            20,134        100%          34%
                         ============     =====       ============     ======        =====

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

Revenue Change Analysis:

                                                                                           Year over Year
                                                                                          ----------------
                                                                                          Units    Revenue
                                                                                          -----    -------
Effect of change in wireless devices handled on revenue (volume)                            34%        29%
Mix shift of wireless devices handled from product distribution to fee-based logistics
services                                                                                               (30%)
Change in prices                                                                                        --%
Effect of foreign currency                                                                              4%
Other                                                                                                   2%
                                                                                                   ------
    Overall percentage change in revenue from prior year                                                5%
                                                                                                   ======

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

The table above reconciles our wireless device unit growth to our overall revenue growth, which includes wireless device revenue through both logistics services and distribution and other non-wireless device revenue. Although our wireless devices handled growth was 34%, our revenue growth was 5%. Holding the prior year's sales mix constant, this growth in wireless devices handled would have had a 29% favorable effect on total revenue. Because we experienced a significant shift in sales mix from higher-revenue distribution sales to lower-revenue fee-based logistics services, the effect of the 34% increase in volume had marginal impact on revenue. The effect was more noticeable in gross profit and gross margin, which grew 15% and was up 0.5 percentage points, respectively. Logistics services grew from 47% of total wireless devices handled in 2003 to 62% in 2004. Conversely, distribution declined from 53% to 38% of total wireless devices handled in 2004. Please see the discussion under "Wireless Devices Handled by Division" and "Wireless Devices Handled by Service Line" for more details on year-over-year changes in wireless devices handled.

As indicated further in the table above, changes in prices had a negligible effect on our revenue growth. Changes in prices include both distribution and logistics services. The general strengthening of foreign currencies relative to the U.S. dollar had a 4% favorable effect on our revenue growth. Growth in non-wireless device revenue and other items had a 2% favorable effect on our revenue growth.

Revenue by Service Line:

(Amounts in 000s)                             YEAR ENDED
                         ----------------------------------------------------   Change from
                         DECEMBER 31,     % of        December 31,     % of       2003 to
                             2004         Total           2003         Total        2004
                         ------------     ------      ------------     ------   -----------
Distribution             $  1,559,109         84%     $  1,540,471         87%           1%
Logistics services            300,246         16%          225,905         13%          33%
                         ------------     -----       ------------     ------        -----
    Total                $  1,859,355       100%      $  1,766,376        100%           5%
                         ============     =====       ============     ======        =====

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

Revenue by Division:

(Amounts in 000s)                             YEAR ENDED
                         ----------------------------------------------------   Change from
                         DECEMBER 31,     % of        December 31,     % of       2003 to
                             2004         Total           2003         Total        2004
                         ------------     ------      ------------     ------   -----------
The Americas             $    505,135        27%      $    469,618         27%         8%
Asia-Pacific                  968,150        52%           995,798         56%        (2%)
Europe                        386,070        21%           300,960         17%        28%
                         ------------     -----       ------------      -----      -----
    Total                $  1,859,355       100%      $  1,766,376        100%         5%
                         ============     =====       ============      =====      =====

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

The Europe division experienced a 14% increase in the average selling price (excluding the effect of foreign currency fluctuations) and a 9% increase in wireless devices handled through distribution. This contributed to $48 million of the Europe division's $85 million revenue growth. The added functionality of wireless devices and an increase in mix of high-end wireless data devices were principal causes of the increase in the average selling price. The effect of the general strengthening of European currencies relative to the U.S. dollar further contributed $31 million to our revenue growth. Excluding the effect of foreign currency fluctuations, the Europe division's logistics services business increased by $14.2 million. Growth in the sale of prepaid airtime, which is classified under logistics services, constituted the majority of the increase. Our entry into Finland (distribution) and the Slovak Republic (logistics services) also contributed to the Europe division's revenue growth, partially offset by a decline in accessories sold.

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

GROSS PROFIT AND GROSS MARGIN

Gross Profit by Service Line:

(Amounts in 000s)                             YEAR ENDED
                         ----------------------------------------------------   Change from
                         DECEMBER 31,     % of        December 31,     % of       2003 to
                             2004         Total           2003         Total        2004
                         ------------     ------      ------------     ------   -----------
Distribution             $     60,713         53%     $     54,305         55%       12%
                         ------------      -----      ------------      -----     -----
Logistics services             53,344         47%           44,975         45%       19%
                         ------------      -----      ------------      -----     -----
    Total                $    114,057        100%     $     99,280        100%       15%
                         ============      =====      ============      =====     =====

Our gross profit was up 15%, which was significantly higher than our revenue growth of 5%. Our 34% increase in wireless devices handled was the primary driver for the increase in gross profit. Wireless devices handled through logistics services grew by 76%, while wireless devices handled through distribution declined by 4%. The gross profit per wireless device handled in logistics services was lower than the gross profit per wireless device handled through distribution (which is generally the case). The significant sales mix shift toward logistics services, combined with the lower gross profit yield per unit, explain the lower 15% growth in gross profit as compared to the 34% growth in wireless devices handled. Logistics services generally requires less invested capital and sales and administrative resources and has a lower risk profile than distribution; therefore, logistics services generally warrants a lower gross profit per unit. Improved efficiencies due to higher volumes and productivity improvements also contributed to the increase in gross profit. The general strengthening of foreign currencies relative to the U.S. dollar contributed $5.4 million to the increase.

A significant portion of the increase in gross profit was generated by the Americas division, which experienced high growth in wireless devices handled and drove improvements in productivity. Through its revenue increase and as a result of the general strengthening of foreign currencies relative to the U.S. dollar, the Europe division also contributed to the improvement in gross profit. As a result of a modest revenue decline and a 0.1 percentage point decrease in gross margin, the Asia-Pacific division experienced a 1% decline in gross profit.

The 12% improvement in gross profit in product distribution in light of a 1% increase in revenue was due to a sales mix shift from lower gross margin distribution revenue in the Asia-Pacific division to the higher relative gross margin distribution revenue in the Europe division, productivity improvements and manufacturer promotional programs in Australia.

The 19% improvement in gross profit in logistics services was primarily the result of a 33% increase in revenue offset by a 2.1 percentage point decrease in gross margin due to reduced activations and related mobile operator promotional bonuses in our France operations.

Gross Margin by Service Line:

                                  YEAR ENDED
                       --------------------------------       Change from
(Amounts in 000s)       DECEMBER 31,      December 31,         2003 to
                           2004                2003              2004
                       -------------      -------------      -------------
Distribution                     3.9%               3.5%      0.4 % points
Logistics services              17.8%              19.9%     (2.1)% points
                       -------------      -------------      -------------
    Total                        6.1%               5.6%      0.5 % points
                       =============      =============      =============

Gross margin improved by 0.5 percentage points to 6.1%. This was principally the result of a sales mix shift from lower relative gross margin distribution sales to higher relative gross margin logistics services revenue.

The 0.4 percentage point increase in product distribution gross margin was the result an increase in relative weight of the Europe division's revenue and associated gross margin, which yielded a higher gross margin than the Americas and Asia-Pacific divisions. The increase in sales of higher end higher gross margin wireless devices and improvements in gross margin in accessory sales further improved the Europe division's product distribution gross margin as compared to 2003. The Asia-Pacific division gross margin through product distribution was relatively flat as compared to 2003. This was the result reduced sales in our India CDMA business and the tightening of incentives by a key supplier within the division. The Americas experienced a slight increase in product distribution gross margin because of improvements in productivity.

Logistics services experienced a decline in gross margin due to a 47% increase in the sale of prepaid airtime, which generally yields a lower gross margin, and reduced activations and related fees in our operations in France. The Americas division experienced a slight increase in logistics services gross margin as a consequence of higher volumes and productivity improvements. These offset reductions in average fees earned in the provision of services on wireless devices.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                    YEAR ENDED
                          --------------------------------      Change from
(Amounts in 000s)         DECEMBER 31,       December 31,         2003 to
                              2004               2003               2004
                          -------------      -------------      -------------
SG&A expenses             $      83,361      $      70,124                 19%
Percentage of revenue               4.4%               4.0%      0.4 % points
                          -------------      -------------      -------------

SG&A expenses increased $13.2 million, or 19%, in 2004. As a percent of revenue, SG&A expenses increased 0.4 percentage points. The increase in dollars and SG&A as a percent of revenue was a result of:

   o $3.7 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar,

   o     our entry into Finland and the Slovak Republic,

   o increases in variable costs to support our growth and expansion in current markets, including our continued business development in India,

   o a $2.1 million increase in expenses related to being a publicly traded company, which included $1.6 million related to compliance efforts with
         Section 404 of the Sarbanes-Oxley Act of 2002, and

   o the effect of the benefit of a $900 thousand legal expense recovery in 2003, which did not recur in 2004.

   o partially offset by a reduction of our named executive officer's bonuses of approximately $1.1 million

SG&A expenses as a percent of revenue was adversely impacted by the effect of a sales mix shift from product distribution to fee-based logistics services had on total revenue growth. Since our 5% revenue growth did not correlate with the 34% growth in wireless devices handled, comparisons of SG&A expenses as a percent of revenue on a year-over-year basis may not be as meaningful. As a percent of gross profit, SG&A expenses were flat, year over year.

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

Operating Income (Loss) by Division:

(Amounts in 000s)                                     YEAR ENDED
                     --------------------------------------------------------------------------         Change from
                      DECEMBER 31,            % of             December 31,          % of                 2003 to
                          2004                Total                2003              Total                  2004
                     --------------      --------------       --------------     --------------       --------------
The Americas (1)     $       21,731                  70       $        3,620                 15                  500%
Asia-Pacific                 11,614                  38               14,088                 59                  (18%)
Europe
                             (2,413)                 (8)               5,987                 26                 (140%)
                     --------------      --------------       --------------     --------------       --------------
    Total            $       30,932                 100%      $       23,695                100                   31%
                     ==============      ==============       ==============     ==============       ==============

Operating Income (Loss) as a Percent of Revenue by Division:

(Amounts in 000s)                 YEAR ENDED
                     -----------------------------------       Change from
                      DECEMBER 31,         December 31,          2003 to
                          2004                 2003                2004
                     --------------       --------------      --------------
The Americas (1)                4.3%                 0.8%       3.5%  points
Asia-Pacific                    1.2%                 1.4%      (0.2%) points
Europe                         (0.6%)                2.0%      (2.6%) points
                     --------------       --------------      --------------
    Total                       1.7%                 1.3%       0.4%  points
                     ==============       ==============      ==============

(1) Includes a facility consolidation charge of $5.5 million in 2003.

Operating income from continuing operations grew by $7.2 million, or 31%. This improvement was chiefly the direct result of a 34% increase in wireless devices handled that generated a $14.8 million, or 15%, increase in gross profit, partially offset by a $13.2 million, or 19%, increase in SG&A spending. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement.

The 34% increase in wireless devices handled was primarily driven by a 52% growth rate in our largest division, the Americas division, as measured by wireless devices handled. A high growth rate of our logistics services business in the Americas division was the chief contributor to its growth. The Europe division, which represented 4% of the Company's total wireless devices handled, experienced a 47% growth rate. The Asia Pacific division, which represented 26% of the Company's total wireless devices handled, experienced a less than 1% increase. Although worldwide demand was strong in the wireless device industry, declines in volume in our India CDMA business and modest volume growth in our Brightpoint Asia Limited GSM export business contained the Asia-Pacific division's overall growth. For the total Company, a sales mix shift from high revenue product distribution wireless devices handled to lower revenue fee-based logistics wireless devices handled affected our revenue growth rate, which was 5%. Included in our revenue growth was the sale of prepaid airtime, which grew in all divisions, however, the increase was more apparent in the Europe division. The higher volumes contributed to a 15% increase in gross profit and the sales mix shift to higher gross margin logistics services revenue contributed to a 0.5 percentage point increase in gross margin.

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

The general strengthening of foreign currencies relative to the U.S. dollar had an increasing effect on revenue, gross profit, SG&A expenses and operating income. The effect on operating income was 6%.

The Americas division experienced a $18.1 million increase in operating income from continuing operations. This was the result of a 52% increase in wireless devices handled that contributed to a 40% increase in gross profit in conjunction with a modest 5% increase in SGA expenses, excluding corporate allocations. The increase in wireless devices handled was predominantly driven by its logistics services business and was partially offset by a decline in its product distribution business. Demand was strong in the Americas division for our logistics services customers for whom we fulfilled orders. Demand in our distribution business was significantly and negatively affected by a key supplier's relatively weaker market position in GSM and CDMA as compared to TDMA and in related shifts in demand by our mobile operator customers. The facility consolidation charges of $5.5 million in 2003 related to the closure of our former Richmond, California, call center, which did not recur in 2004, also contributed to the improvement. The Americas division's operating income was also negatively affected by our increased costs of being a public company.

The increase in operating income from continuing operations in the Americas division was partially offset by reductions in the Asia-Pacific and Europe divisions. The reduction in the Asia-Pacific division was related to mixed operating results among the various subsidiaries within the division. Significant increases in wireless devices handled in Australia and New Zealand were offset by declines in volume in our India CDMA business and in the Philippines. Additionally, relatively modest volume increase of 7% in our Brightpoint Asia Limited GSM export business contained the Asia-Pacific division's overall growth. Primarily due to a decrease in the average selling price of wireless devices handled through distribution and partially offset by the favorable effect of the general weakening of the U.S. dollar relative to foreign currencies, revenue for the division declined by 2%. Furthermore, the division experienced a 0.3 percentage point decline in gross margin. This was largely the result of reduced sales in our India CDMA business and the tightening of incentives by a key supplier in certain markets. A significant contributor to the reduction in operating income from continuing operations was a $2.4 million operating loss in our India CDMA business. This business was profitable in 2003 when we were successful at launching a certain model of a CDMA wireless device with a large mobile operator. In 2004, we were unable to launch follow-on CDMA products at the same quantities and incurred additional costs related to building our operating infrastructure for the long term. The Asia-Pacific division's operating income was also negatively affected by our increased costs of being a public company.

Although our Europe division experienced a 47% increase in wireless devices handled and a related 28% increase in revenue, its operating income declined by $8.4 million, or 140%. Our France business, which incurred high bad debt expenses mostly in its distribution business and higher SG&A expenses related to the expansion of its retail outlets, decreased its operating income significantly. We entered into Finland and the Slovak Republic in 2004 and both businesses incurred operating losses. Conversely, our Germany business, which had incurred significant operating losses in previous years, generated a positive operating result. The initiation of sales of high-end wireless data devices contributed to our Germany business' improved operating results. The Europe division's operating income was also negatively affected by our increased costs of being a public company.

NET INTEREST EXPENSE

                                      YEAR ENDED
                          -----------------------------------        Change from
(Amounts in 000s)          DECEMBER 31,         December 31,           2003 to
                               2004                 2003                 2004
                          --------------       --------------       --------------
Interest expense          $        1,870       $        1,815                    3%
Interest income                     (986)                (652)                  51%
                          --------------       --------------       --------------
Net interest expense      $          884       $        1,163                  (24%)
                          ==============       ==============       ==============
Percentage of revenue                0.0%                 0.1%      (0.1) % points

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

OTHER EXPENSES

                                                YEAR ENDED
                                    --------------------------------   Change from
(Amounts in 000s)                    DECEMBER 31,     December 31,       2003 to
                                         2004             2003            2004
                                    ----------------  --------------  --------------
Other expenses                           $1,860            $2,251         (17%)
Percentage of revenue                         0.1%              0.1%

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

INCOME TAX EXPENSE

                                               YEAR ENDED
                                    --------------------------------      Change from
(Amounts in 000s)                    DECEMBER 31,     December 31,          2003 to
                                         2004             2003               2004
                                    ----------------  --------------  --------------------
Income tax expense                       $8,230            $4,793            72%
Effective tax rate                           29.2%             24.1%        5.1% points

The $3.4 million increase in income tax expense was a result of increased operating income and a 29.2% effective income tax rate in 2004, as compared to a 24.1% effective income tax rate in 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability of our business in certain jurisdictions such as North America and Australia, which have higher statutory tax rates than other jurisdictions that we operate in, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. Our effective income tax rate differs from the United States Federal income tax rate of 35% due to a significant portion of our taxable income having been generated in foreign tax jurisdictions, many which have lower tax rates.

INCOME FROM CONTINUING OPERATIONS

                                                       YEAR ENDED
                                         ---------------------------------   Change from
(Amounts in 000s)                          DECEMBER 31,     December 31,       2003 to
                                               2004             2003            2004
                                         -----------------  --------------  --------------
Operating income                            $ 30,932           $ 23,695          31%
Interest expense - net                           884              1,163           (24%)
Loss on extinguishment of debt                     -                365           N/A
Other expenses                                 1,860              2,251           (17%)
                                         -----------------  --------------  --------------
Income from continuing operations             28,188             19,916            42%
   before taxes
Income tax expense                             8,230              4,793            72%
                                         -----------------  --------------  --------------
Income from continuing operations             19,958             15,123            32%
   before minority interest
Income from continuing operations             19,958             15,147            32%
Diluted earnings per share                        $1.04              $0.80         30%

Income from continuing operations grew by $4.8 million, or 32%. This improvement was chiefly the direct result of a 34% increase in wireless devices handled that generated a $14.8 million, or 15%, increase in gross profit, partially offset by a $13.2 million, or 19%, increase in SG&A spending and $3.4 million increase in income tax expense. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement. Our effective income tax rate increased from 24.1% to 29.2% in 2004, which was primarily attributable to the increased profitability in certain tax jurisdictions such as North America and Australia, which have higher average statutory tax rates than other tax jurisdictions where we operate, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time.

Income from continuing operations per diluted share was $1.04, as compared to $0.80 in 2003.

DISCONTINUED OPERATIONS

                                                             YEAR ENDED
                                                -----------------------------------        Change from
(Amounts in 000s)                                 DECEMBER 31,         December 31,          2003 to
                                                     2004                 2003                 2004
                                                --------------       --------------       --------------
Loss from discontinued operations               $         (475)      $       (2,890)                 (84%)
Loss on disposal of discontinued operations             (5,713)                (528)                 982%
                                                --------------       --------------       --------------
    Total discontinued operations               $       (6,188)      $       (3,418)                  81%
                                                --------------       --------------       --------------

Percentage of Revenue                                     (0.3%)               (0.2%)       0.1 % points
Diluted earnings per share                      $        (0.32)      $        (0.18)                  78%

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

NET INCOME

                                           YEAR ENDED
                               ----------------------------------        Change from
(Amounts in 000s)                DECEMBER 31,       December 31,           2003 to
                                    2004                2003                 2004
                               --------------      --------------      --------------
Net income (loss)              $       13,770      $       11,729                  17%
Percentage of revenue                     0.7%                0.7%        0.0% points

Diluted earnings per share     $         0.72      $         0.62                  16%


Net income grew by $2.0 million, or 17%. This improvement was chiefly the direct result of a 34% increase in wireless devices handled that generated a $14.8 million, or 15%, increase in gross profit, partially offset by a $13.2 million, or 19%, increase in SG&A spending, $3.4 million increase in income tax expense and $2.8 million increased loss from discontinued operations. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement. Our effective income tax rate increased from 24.1% to 29.2% in 2004, which was primarily attributable to the increased profitability in certain jurisdictions such as North America and Australia, which have higher average statutory tax rates than other jurisdictions that we operate in, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. The loss from discontinued operations for 2004 was largely attributable to a loss on the sale of Brightpoint Ireland, a loss on the sale of Brightpoint Brazil and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

Net income per diluted share was $0.72, as compared to $0.62 in 2003.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
(Amounts in 000s)                                    2004                 2003                2002
                                                 -------------       -------------       -------------
Operating income after taxes:
 Operating income from continuing operations     $      30,932       $      23,695       $       1,741
 Plus: facility consolidation charge                      (236)              5,461                  --
 Less: estimated income taxes (1)                       (8,963)             (7,027)               (686)
                                                 -------------       -------------       -------------
   Operating income after taxes                  $      21,773       $      22,129       $       1,055
                                                 =============       =============       =============

Invested capital:
                                                                                         $$$$$$$$$$$$$
 Debt                                                       --       $      16,207       $      22,120
 Shareholders' equity                                  150,737             147,584             113,643
                                                 -------------       -------------       -------------
   Invested capital                              $     150,737       $     163,791       $     135,763
                                                 =============       =============       =============

Average invested capital (2)                     $     144,363       $     137,463       $     215,432
                                                 =============       =============       =============

ROIC (3)                                                    15%                 16%                  1%
                                                 =============       =============       =============

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

Our ROIC was approximately 15% for 2004 and approximately 16% for 2003 and 1% for 2002. For 2004, the increase in average invested capital was offset by the decrease in operating income after taxes. The increase in average invested capital is a result of earned income, increased common stock and additional paid-in capital through the exercise of employee stock options and related tax benefits and a reduction in accumulated other comprehensive income (loss) due to the general strengthening of foreign currencies relative to the U.S. dollar, partially offset by purchases of the Company's common stock and a decrease in debt. The primary causes for the improvement in ROIC in 2003 as compared to 2002 was the $22 million improvement in operating income.

CASH CONVERSION CYCLE

                                                             YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       2004            2003            2002
                                                    ------------    -----------     -----------

Days sales outstanding in accounts receivable              27              24             29
Days inventory on-hand                                     24              25             23
Days payable outstanding                                  (44)            (44)           (39)
                                                    ------------    -----------     -----------
    Cash conversion cycle days                              7               5             13
                                                    ============    ===========     ===========

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

During 2004, the cash conversion cycle increased to 7 days from 5 days in 2003. The change in the cash conversion cycle was the result of a 2-day decrease in the days of payable and a 2-day increase in the days of sales outstanding, partially offset by a 1-day decrease in the days of inventory outstanding. The decrease in days of payable outstanding was substantially due to the timing of inventory received in conjunction with related payment terms from certain suppliers and a mix shift in purchases from our largest supplier, Nokia, from whom we have negotiated certain credit terms to other suppliers with whom our purchasing power is limited and were not able to negotiate comparable credit terms. The increase in the days of sales outstanding was mostly due to the high level of sales in the fourth quarter relative to the first three quarters caused by high demand for our products and services during the holiday season. We were able to attain days of inventory on hand of 24 days by monitoring our inventory levels very closely and consciously striving to keep our investment low while still holding enough inventory to meet the high customer demand during the holiday season.

A cash conversion cycle of 7 days is a low number for a distribution company and it is unlikely that we can sustain this short cycle for an extended period of time. From time to time, we may pay our suppliers prior to the invoice due date in order to take advantage of early settlement discounts. Increases in the cash conversion cycle would have the effect of consuming our cash, causing us to borrow from lenders or issuing stockholders' equity to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

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

(Amounts in 000s)                                                                YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------------
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:                           2004              2003              2002
                                                                 --------------------------------------------------------
    Continuing operations revenue                                      $  1,859,355        $  1,766,376   $  1,229,777
    Value-added taxes invoiced for continuing operations                    129,043             102,961         61,637
                                                                 --------------------------------------------------------
    Total continuing operations revenue and value-added taxes             1,988,398           1,869,337      1,291,415

    Daily sales including value-added taxes                                   5,523               5,193          3,587

    Continuing operations ending accounts receivable                   $    148,321        $    122,273   $    103,453
    Days sales outstanding in Accounts Receivable (A)                            27                  24             29
                                                                 ========================================================

DAYS INVENTORY ON-HAND
    Continuing operations cost of revenue                              $  1,745,298        $  1,666,334    $ 1,162,432
    Indirect product and service costs                                     (100,995)            (89,837)       (90,156)
                                                                 --------------------------------------------------------
    Total continuing operations cost of products sold                     1,644,303           1,576,497      1,072,276

    Daily cost of products sold                                               4,568               4,379          2,979

    Continuing operations ending inventory                             $    110,089        $    107,763   $     67,677
    Days inventory on-hand (B)                                                   24                  25             23
                                                                 ========================================================

DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE
    Daily cost of products sold                                       $       4,568       $       4,379  $       2,979

    Continuing operations ending accounts payable                       $   201,602         $   193,961     $  115,500
    Days payable outstanding (C)                                                 44                  44             39
                                                                 ========================================================

    Cash conversion cycle days (A+B-C)                                            7                   5             13
                                                                 ========================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $7.7 million. The significant items within the adjustments to reconcile net income to net cash provided by operating activities include:

(Amounts in 000s)                                                      YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                         2004              2003
                                                                   ----------------------------------
Net income                                                              $  13,770         $  11,729
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         10,815            12,733
     Facility consolidation charge                                           (236)            5,461
     Change in deferred taxes                                                 563             2,010
     Discontinued operations                                                6,188             3,418
     Net cash used by discontinued operations                              (1,290)           (2,985)
        Income tax benefits from exercise of stock options                  5,418               445
     Gain on debt extinguishment                                                -               365
     Pledged cash requirements and other                                    3,212            (2,251)
     Changes in operating assets and
       liabilities, net of effects from acquisitions and
   divestitures:
         Accounts receivable                                              (19,744)           (4,306)
         Inventories                                                        1,588           (27,575)
         Other operating assets                                            (2,103)              806
         Accounts payable and accrued expenses                            (10,439)           55,677
                                                                   ----------------- ----------------
Net cash provided by operating activities                                $  7,742         $  55,527
                                                                   ================= ================

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

                                                       DECEMBER 31,         December 31,
(Amounts in 000s)                                          2004                 2003
                                                     ------------------ ----------------------
Working capital                                          $ 94,667             $ 89,345
Current ratio                                            1.33 : 1             1.30 : 1

We have historically satisfied our working capital requirements principally through cash flow from operations, vendor financing, bank borrowings and the issuance of equity and debt securities. The increase in working capital at December 31, 2004, compared to December 31, 2003, was mostly comprised of an increase in accounts receivable and unfunded contract financing activities, offset by the $24 million repurchase of our common stock and a decrease in accounts payable. We believe that positive cash flow from operations and available bank borrowings will be sufficient to continue funding our short-term capital requirements. However, significant changes in our business model, significant operating losses or expansion of operations in the future may require us to seek additional and alternative sources of capital. Consequently, there can be no assurance that we will be able to obtain any additional funding on terms acceptable to us or at all.

INVESTING ACTIVITIES

(Amounts in 000s)                                              YEAR ENDED DECEMBER 31,
                                                                    2004             2003
                                                          ---------------- -----------------
Capital expenditures                                           $  (8,343)       $  (6,057)
Purchase acquisitions, net of cash acquired                       (1,634)          (2,880)
Cash effect of divestitures                                          576            1,328
Decrease in funded contract financing receivables                  4,398            5,887
Other                                                               (920)             154
                                                          ---------------- -----------------
Net cash used in investing activities                          $  (5,923)       $  (1,568)
                                                          ================ =================

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

FINANCING ACTIVITIES

(Amounts in 000s)                                                       YEAR ENDED DECEMBER 31,
                                                                             2004              2003
                                                                   ----------------- ----------------
Net proceeds (payments) on credit facilities                        $     (16,500)      $     2,761
Pledged cash requirements                                                   5,000            (5,000)
Purchase of treasury stock                                                (24,010)                -
Repurchase of convertible notes                                                 -           (11,980)
Proceeds from common stock issuances under employee stock
    option and purchase plans                                               1,013            12,383
                                                                   ----------------- ----------------
Net cash used in financing activities                                 $   (34,497)       $   (1,836)
                                                                   ================= ================

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

       Issuer purchases of equity securities:

                                                            Total number of shares      Total amount       Maximum dollar value of
                           Total number                     purchased as part of     purchased as part    shares that may yet be
Quarter of purchase         of shares      Average price    the publicly announced     of the publicly       purchased under the
                            purchased      paid per share            program           announced program            program
------------------------ --------------- ------------------ ------------------------ -------------------- --------------------------
Second quarter 2004        1,397,500          $14.31               1,397,500             $19,996,773                None
Fourth quarter 2004          208,100          $19.28                 208,100             $ 4,012,769             $15,987,231
                         --------------- ------------------ ------------------------ -------------------- --------------------------
Total/Average              1,605,600          $14.95               1,605,600             $24,009,542             $15,987,231
                         =============== ================== ======================== ==================== ==========================

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

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of December 31, 2004:

(Amounts in 000s)                                                                 Letters of Credit &         Net
                           Commitment     Gross Availability     Outstanding           Guarantees        Availability
                        ----------------- ------------------- ------------------- --------------------- ----------------
North America                   $  70,000          $ 38,427         $         -             $  5,000            $ 33,427
Australia                          37,879            36,477                   -                4,349              32,128
New Zealand                         8,618             8,543                   -                    -               8,543
Sweden                              2,159             2,159                   -                    -               2,159
Philippines                           889               889                   -                    -                 889
France                                  -                 -                   -                    -                   -
                        ----------------- ------------------- ------------------- --------------------- ----------------
Total                           $ 119,545          $ 86,495         $         -             $  9,349            $ 77,146
                        ================= =================== =================== ===================== ================

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

Our financial condition has improved significantly since 2001. Our debt structure as measured by gross-debt-to-total-capitalization ratio has dropped from 53% in 2001 to 0% in 2004. Our cash conversion cycle has dropped from over 13 days in 2002 to 7 days in 2004. This is indicative of improved management of key balance sheet accounts such as accounts receivable, inventory, and accounts payable. These factors, among others, have improved our risk profile in the eyes of current and potential lenders.

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

                                         DECEMBER 31,
                                  ----------------------------
(Amounts in 000s)                      2004              2003            % Change
                                  -------------     -------------     -------------
Unrestricted cash                 $      72,120     $      98,879               (27%)
Unused borrowing availability            77,146            45,362                70%
                                  -------------     -------------     -------------
Liquidity                         $     149,266     $     144,241                 3%
                                  =============     =============     =============

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

(Amounts in 000s)                                                 Payments due by Period
                                            --------------------------------------------------------------------
                                               Total        Less than       1 to 3       3 to 5     Thereafter
                                                              1 year         years        years
                                            ------------- --------------- ------------ ------------ ------------
Operating leases                                $ 79,131         $ 8,918     $ 14,327      $11,408     $ 44,478
Third-party debt and lines of credit (1)               -               -            -            -            -
Purchase obligations (2)                          10,829          10,829            -            -            -
Letters of credit                                 24,479          24,479            -            -            -
Other (3)                                          3,441           2,062          711          668            -
                                            ------------- --------------- ------------ ------------ ------------
     Total                                      $117,880       $  46,288     $ 15,038      $12,076     $ 44,478
                                            ============= =============== ============ ============ ============

     (1)  reflects amounts included on the Consolidated Balance Sheet

     (2) purchase obligations exclude agreements that are cancelable without penalty

     (3) includes obligations under maintenance contracts, acquisition agreements and related potential future consideration, and other commercial commitments

RESULTS OF OPERATIONS - 2003 COMPARISON TO 2002

REVENUE AND WIRELESS DEVICES HANDLED

Wireless Devices Handled by Division:

(Amounts in 000s)                                     YEAR ENDED
                                    -----------------------------------------------   Change from
                                    December 31,   % of     December 31,    % of       2002 to
                                        2003        Total       2002        Total       2003
                                    -------------- -------- -------------- -------- --------------
Asia-Pacific                              6,940          34%        3,189       22%     118%
The Americas                             12,403          62%       10,969       74%      13%
Europe                                      791           4%          667        4%      19%
                                    -------------- -------- -------------- -------- --------------
    Total                                20,134         100%       14,825      100%      36%
                                    ============== ======== ============== ======== ==============

Wireless Devices Handled by Service Line:

(Amounts in 000s)                                     YEAR ENDED
                                    -----------------------------------------------  Change from
                                    December 31,   % of     December 31,    % of       2002 to
                                        2003        Total       2002        Total       2003
                                    -------------- -------- -------------- -------- --------------
Product distribution                     10,632          53%        6,824       46%      56%
Logistics services                        9,502          47%        8,001       54%      19%
                                    -------------- -------- -------------- -------- --------------
    Total                                20,134         100%       14,825      100%      36%
                                    ============== ======== ============== ======== ==============

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

Revenue by Division:

(Amounts in 000s)                                     YEAR ENDED
                                    -----------------------------------------------   Change from
                                    December 31,   % of     December 31,    % of       2002 to
                                        2003        Total       2002        Total       2003
                                    -------------- -------- -------------- -------- --------------
Asia-Pacific                           $995,798          56%     $527,499       43%      89%
The Americas                            469,618          27%      493,176       40%      (5%)
Europe                                  300,960          17%      209,102       17%      44%
                                    -------------- -------- -------------- -------- --------------
    Total                            $1,766,376         100%   $1,229,777      100%      44%
                                    ============== ======== ============== ======== ==============

Revenue by Service Line:

                                                      YEAR ENDED
                                    -----------------------------------------------  Change from
(Amounts in 000s)                   December 31,   % of     December 31,    % of       2002 to
                                        2003        Total       2002        Total       2003
                                    -------------- -------- -------------- -------- --------------
Distribution                         $1,540,471          87%   $1,048,493       85%      47%
Logistics services                      225,905          13%      181,284       15%      25%
                                    -------------- -------- -------------- -------- --------------
    Total                            $1,766,376         100%   $1,229,777      100%      44%
                                    ============== ======== ============== ======== ==============

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

GROSS PROFIT AND GROSS MARGIN

Gross Profit by Service Line:

                                                      YEAR ENDED
                                    -----------------------------------------------   Change from
(Amounts in 000s)                   December 31,   % of     December 31,    % of       2002 to
                                        2003        Total       2002        Total       2003
                                    -------------- -------- -------------- -------- --------------
Distribution                            $54,305          55%      $29,580       43%      84%
Logistics services                       44,975          45%       39,334       57%      14%
                                    -------------- -------- -------------- -------- --------------
    Total                               $99,280         100%      $68,914      100%      44%
                                    ============== ======== ============== ======== ==============

Gross Margin by Service Line:

                                   YEAR ENDED
                       ----------------------------------        Change from
(Amounts in 000s)        December 31,        December 31,          2002 to
                            2003                2002                2003
                       --------------      --------------      --------------
Distribution                      3.5%                2.8%       0.7 % points
Logistics services               19.9%               21.7%     (1.8) % points
                       --------------      --------------      --------------
    Total                         5.6%                5.6%       0.0 % points
                       ==============      ==============      ==============

The 44% increase in gross profit was primarily attributable to a 36% increase in wireless devices handled and a 44% increase in total revenue from 2002.

The Americas and Europe divisions improved their gross margin performance, which was primarily in product distribution. These improvements were offset by the weighting effect of the increased proportion of total revenue of the Asia-Pacific division, which historically operated with a relatively lower gross margin percent. In 2002, the Asia-Pacific division's total revenue accounted for 43% of total revenue, while in 2003 the proportion was 56%. Additionally, in 2003 the Asia-Pacific division entered into the India market and sold significant volumes of low-end lower gross margin CDMA wireless devices and experienced a general reduction in supplier incentives, which reduced its gross margin and partially offset gross profit growth.

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

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                     YEAR ENDED
                          --------------------------------      Change from
(Amounts in 000s)          December 31,       December 31,        2002 to
                               2003               2002              2003
                          -------------      -------------     -------------
SG&A expenses             $      70,124      $      67,173                 4%
Percentage of revenue               4.0%             5.5 %     (1.5) % points


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

OPERATING INCOME

Operating Income by Division:

(Amounts in 000s)                                     YEAR ENDED
                                    -----------------------------------------------   Change from
                                    December 31,   % of     December 31,    % of       2002 to
                                        2003        Total       2002        Total        2003
                                    -------------- -------- -------------- -------- --------------
Asia-Pacific                            $14,088          60%       $6,456      N/M      118%
The Americas (1)                          3,620          15%       (2,028)     N/M      N/M
Europe                                    5,987          25%       (2,687)     N/M      N/M
                                    -------------- -------- -------------- -------- --------------
    Total                               $23,695         100%       $1,741      100%     N/M
                                    ============== ======== ============== ======== ==============
N/M: Not Meaningful

Operating Income as a Percent of Revenue by Division:

(Amounts in 000s)               YEAR ENDED
                     ------------------------------        Change from
                      December 31,      December 31,         2002 to
                         2003              2002               2003
                     ------------      ------------       ------------
Asia-Pacific                  1.4%              1.2%      0.2 % points
The Americas (1)              0.8%             (0.4%)     1.2 % points
Europe                        2.0%             (1.3%)     3.3 % points
                     ------------      ------------       ------------
    Total                     1.3%              0.1%      1.2 % points
                     ============      ============       ============

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

NET INTEREST EXPENSE

Net Interest Expense:

                                      YEAR ENDED
                          ---------------------------------         Change from
(Amounts in 000s)          December 31,        December 31,           2002 to
                               2003                2002                2003
                          --------------      --------------      --------------
Interest expense          $        1,815      $        6,172                 (71%)
Interest income                     (652)               (379)                 72%
                          --------------      --------------      --------------
Net interest expense      $        1,163      $        5,793                 (80%)
Percentage of revenue
                                     0.1%              0.5 %      (0.4) % points

                                                                  OUTSTANDING AT DECEMBER 31,
                                                       ----------------------------------------------------
SUMMARY OF SHORT-TERM AND LONG-TERM DEBT                    2003               2002               2001
                                                       --------------     --------------     --------------
Lines of Credit - Asia-Pacific                         $       16,171     $       10,052     $        4,440
             - The Americas                                        --                 --             24,160
             - Europe                                              36                 51              6,142
Convertible Notes                                                  --             12,017            131,647
                                                       --------------     --------------     --------------
  Total                                                $       16,207     $       22,120     $      166,389
                                                       ==============     ==============     ==============

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

OTHER EXPENSES

                                     YEAR ENDED
                          ----------------------------------       Change from
(Amounts in 000s)          December 31,        December 31,         2002 to
                              2003                 2002               2003
                          --------------      --------------     --------------
Other expenses            $        2,251      $        1,630                 38%
Percentage of revenue                0.1%                0.1%       0.0% points


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

INCOME TAX EXPENSE

                                   YEAR ENDED
                       ----------------------------------         Change from
(Amounts in 000s)        December 31,       December 31,            2002 to
                           2003                 2002                 2003
                       --------------      --------------      --------------
Income tax expense     $        4,793      $       15,431                 (70%)
Effective tax rate               24.1%               50.8%     (26.7) % points


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

INCOME FROM CONTINUING OPERATIONS

                                                     YEAR ENDED
                                           --------------------------------        Change from
(Amounts in 000s)                           December 31,       December 31,          2002 to
                                                2003               2002                2003
                                           --------------     --------------      --------------
Operating income                           $       23,695     $        1,741                 N/M
Interest expense                                    1,163              5,793                 (80%)
Loss (gain) on extinguishment of debt                 365            (44,378)                N/M
Other expenses                                      2,250              1,630                  38%
Impairment of loss on long-term
   investment                                          --              8,305                (100%)
                                           --------------      --------------
Income from continuing operations                  19,916             30,391                 (34%)
   before taxes
Income tax expense                                  4,793             15,431                 (69%)
                                           --------------      --------------
Income (loss) from continuing                      15,123             14,960                   1%
   operations before minority interest
Income from continuing operations                  15,147             14,960                   1%
Diluted earnings per share                 $         0.80     $         0.83                  (4%)

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

DISCONTINUED OPERATIONS

                                                            YEAR ENDED
                                                ----------------------------------       Change from
(Amounts in 000s)                                 December 31,       December 31,          2002 to
                                                      2003               2002                2003
                                                --------------      --------------      --------------
Loss from discontinued operations               $        2,890      $       14,016                 (79%)
Loss on disposal of discontinued operations                528               2,617                 (79%)
                                                --------------      --------------
    Total discontinued operations               $        3,418      $       16,633                 (79%)
                                                --------------      --------------

Percentage of Revenue                                      0.2%                1.4%               (1.2%)

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

NET INCOME

                                    YEAR ENDED
                          ------------------------------    Change from
(Amounts in 000s)          December 31,    December 31,       2002 to
                              2003            2002             2003
                          --------------  --------------  --------------
Net income (loss)             $11,729          $(42,421)         N/M
Percentage of revenue             0.7%             (3.4)%        4.1% points

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

                   Product          Logistics                       Operating
                 Distribution       Services          Total       Income (Loss)                                          Allocated
                 Revenue from     Revenue from       Revenue          from              Total         Allocated            Income
                   External         External      from External    Continuing          Segment       Net Interest       Tax Expense
                  Customers        Customers        Customers     Operations (1)      Assets (2)      Expense (3)      (Benefit) (3)
                 ------------     ------------    -------------   --------------      ----------     ------------      -------------
2004:
THE AMERICAS     $  393,883       $  111,252       $  505,135       $   21,731        $  152,401       $      312       $    6,286
ASIA-PACIFIC        924,024           44,126          968,150           11,614           160,578              273            3,154
EUROPE              241,202          144,868          386,070           (2,413)          124,604              299           (1,210)
                 ----------       ----------       ----------       ----------        ----------       ----------       ----------
                 $1,559,109       $  300,246       $1,859,355       $   30,932        $  437,584       $      884       $    8,230
                 ==========       ==========       ==========       ==========        ==========       ==========       ==========

2003:
The Americas     $  394,044       $   75,574       $  469,618       $    3,620        $  190,077       $      594       $      610
Asia-Pacific        962,681           33,116          995,797           14,088           159,005              217            3,117
Europe              183,746          117,215          300,961            5,987            95,608              352            1,066
                 ----------       ----------       ----------       ----------        ----------       ----------       ----------
                 $1,540,471       $  225,905       $1,766,376       $   23,695        $  444,690       $    1,163       $    4,793
                 ==========       ==========       ==========       ==========        ==========       ==========       ==========

2002:
The Americas     $  418,121       $   75,056       $  493,176       $   (2,031)       $  173,371       $    3,109       $   15,906
Asia-Pacific        504,886           22,613          527,499            6,466            84,920            1,717              476
Europe              125,486           83,615          209,102           (2,694)           78,011              966             (951)
                 ----------       ----------       ----------       ----------        ----------       ----------       ----------
                 $1,048,493       $  181,284       $1,229,777       $    1,741        $  336,302       $    5,792       $   15,431
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


Additional segment information is as follows (in thousands):

                                 DECEMBER 31,
                       -------------------------------
                        2004        2003        2002
                       -------     -------     -------
Long-lived assets:
The Americas (1)       $21,952     $27,121     $38,274
Asia-Pacific            10,608       9,636       7,479
Europe                  23,510      21,482      16,947
                       -------     -------     -------
                       $56,070     $58,239     $62,700
                       =======     =======     =======

(1)  Includes corporate assets.

FUTURE OPERATING RESULTS

Various statements, discussions and analyses throughout this Annual Report on Form 10-K/A are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K/A. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) loss of significant customers or a reduction in prices we charge these customers; (ii) possible adverse effect on demand for our products resulting from consolidation of mobile operator customers; (iii) dependence upon principal suppliers and availability and price of wireless products; (iv) possible adverse effects of future medical claims regarding the use of wireless handsets; (v) possible difficulties collecting our accounts receivable; (vi) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (vii) lack of demand for our products and services in certain markets and our inability to maintain margins; (viii) our ability to expand geographically on a satisfactory basis, through acquisition or otherwise; (ix) potential future losses and capital required in connection with our India business; (x) uncertainty whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xi) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures;
(xii) our operations may be materially affected by fluctuations in regional demand and economic factors; (xiii) ability to respond to rapid technological changes in the wireless communications and data industry; (xiv) access to or the cost of increasing amounts of capital, trade credit or other financing; (xv) reliance on a third party to manage significant operations in our Asia-Pacific division; (xvi) investment in sophisticated information systems technologies and our reliance upon the proper functioning of such systems (xvii) ability to manage and sustain future growth at our historical or industry rates and our ability to meet intense industry competition; (xviii) effect of hostilities or terrorist attacks on our operations; (xix) our history of significant losses in previous; (xx) the impact that seasonality may have on our business and results;
(xxi) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xxii) ability to attract and retain qualified management and other personnel and cost of complying with labor agreements; (xxiii) ability to protect our proprietary information; (xxiv) high rate of personnel turnover; (xxv) our significant payment obligations under certain lease and other contractual arrangements; (xxvi) the potential issuance of additional equity, including our common shares, which could result in dilution of existing shareholders and may have an adverse impact on the price of our common shares; (xxvii) uncertainties regarding the outcome of pending litigation; (xxviii) ability to maintain adequate insurance at a reasonable cost and (xxix) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

FINANCIAL MARKET RISK MANAGEMENT

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash investments primarily in AAA rated money market mutual funds and overnight repurchase agreements, which have minimal credit risk. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral to secure accounts receivable.

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

    2004                            HIGH                   LOW
--------------------------- ------------------ ------------------------
FIRST QUARTER                      $ 22.90             $  13.75
SECOND QUARTER                       16.37                 9.64
THIRD QUARTER                        17.20                11.53
FOURTH QUARTER                       20.52                15.19

    2003                            High                   Low
--------------------------- ------------------ ------------------------
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

                                                 DIVIDEND PAYMENT OR
            DECLARATION DATE                 STOCK SPLIT EFFECTIVE DATE           SPLIT RATIO
---------------------------------------- --------------------------------- --------------------------
            August 31, 1995                     September 20, 1995                  5 for 4
           November 12, 1996                    December 17, 1996                   3 for 2
           January 28, 1997                       March 3, 1997                     5 for 4
           October 22, 1997                     November 21, 1997                   2 for 1
             June 26, 2002                        June 27, 2002                     1 for 7
             July 29, 2003                       August 25, 2003                    3 for 2
          September 15, 2003                     October 15, 2003                   3 for 2

SELECTED FINANCIAL DATA (1)

(Amounts in thousands, except per share data)
                                                                       YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                              2004             2003              2002              2001             2000
                                           -----------      -----------      -------------      -----------      -----------
                                           (AS RESTATED,
                                               SEE
                                           FOOTNOTE 19)
Revenue (2)                                $ 1,859,355      $ 1,766,376      $   1,229,777      $ 1,182,346      $ 1,197,578
Gross profit (2)                               114,057           99,280             68,914           69,512          126,814
Operating income from continuing
   operations (2)                               30,932           23,695              1,741            5,182           49,862
Income (loss) from continuing
  operations (2)                                19,958           15,147             14,960            4,222           38,174
Total discontinued operations (2)               (6,188)          (3,418)           (16,633)         (57,523)           5,509
Income (loss) before cumulative effect          13,770           11,729             (1,673)         (53,301)          43,683
Net income (loss)                          $    13,770      $    11,729      $     (42,421)     $   (53,301)     $    43,683

Basic per share:
   Income (loss) from continuing
     operations                            $      1.08      $      0.83      $        0.83      $      0.24      $      2.14
   Discontinued operations                       (0.34)           (0.19)             (0.92)           (3.21)            0.31
  Cumulative effect of accounting
     change, net of tax                             --               --              (2.26)              --               --
                                           -----------      -----------      -------------      -----------      -----------
  Net income (loss)                        $      0.74      $      0.64      $       (2.35)     $     (2.97)     $      2.45
                                           ===========      ===========      =============      ===========      ===========
Diluted per share:
   Income (loss) from continuing
     operations                            $      1.04      $      0.80      $        0.83      $      0.24      $      2.11
   Discontinued operations                       (0.32)           (0.18)             (0.93)           (3.21)            0.31
  Cumulative effect of accounting
     change, net of tax                             --               --              (2.26)              --               --
                                           -----------      -----------      -------------      -----------      -----------
  Net income (loss)                        $      0.72      $      0.62      $       (2.36)     $     (2.97)     $      2.42
                                           ===========      ===========      =============      ===========      ===========

                                                    DECEMBER 31,
                          ------------------------------------------------------------
                            2004         2003         2002         2001         2000
                          --------     --------     --------     --------     --------
Working capital           $ 94,667     $ 89,345     $ 50,943     $160,015     $267,557
Total assets               437,584      444,690      336,302      609,420      687,787
Long-term obligations           --           --           --      131,647      198,441
Total liabilities          286,847      297,106      222,659      459,407      493,690
Shareholders' equity       150,737      147,584      113,643      150,013      194,097

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

                                BRIGHTPOINT, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
Consent of Independent Registered Public Accounting Firm ...............    F-1
Financial Statement Schedule for the years 2004, 2003 and 2002:
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS ....................    F-2

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87863) pertaining to the Brightpoint, Inc. 1994 Stock Option Plan, as amended, the 1996 Brightpoint, Inc. Stock Option Plan, as amended, the Brightpoint, Inc. Non-employee Director Stock Option Plan and the Brightpoint, Inc. Employee Stock Purchase Plan, and in the Registration Statement (Form S-8 No. 333-108496) pertaining to the Brightpoint, Inc. Amended and Restated Independent Director Stock Compensation Plan, and in the Registration Statement (Form S-8 No. 333-118769) pertaining to the Brightpoint, Inc. 2004 Long-Term Incentive Plan of our report dated February 1, 2005, except Note 19 as to which the date is May 5, 2005, with respect to the Consolidated Financial Statements and Schedules of Brightpoint, Inc., and our report dated February 1, 2005 except for the effects of the material weaknesses described in that report, as to which the date is May 5, 2005, with respect to management's assessment of the effectiveness of internal control over financial reporting of Brightpoint, Inc., and the effectiveness of internal control over financial reporting of Brightpoint, Inc., included in this Form 10-K/A.


                                                      /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
May 5, 2005

                                BRIGHTPOINT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                         Col. A        Col. B           Col. C           Col. D           Col. E
                                       ----------    ----------      ------------      ----------       ----------
                                       Balance at    Charged to       Charged to                        Balance at
                                       Beginning     Costs and          Other                              End
        Description                    of Period     Expenses          Accounts        Deductions       of Period
---------------------------------      ---------     ----------      ------------      ----------       ----------
Year ended December 31, 2004:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts                         $  7,683       $  4,420       $         --       $ (5,888)       $  6,215
   Inventory valuation reserve         $  5,043       $  5,205       $         --       $ (5,050)       $  5,198
                                       --------       --------       ------------       --------        --------
   Total                               $ 12,726       $  9,625       $         --       $(10,938)       $ 11,413
                                       ========       ========       ============       ========        ========

Year ended December 31, 2003:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts                         $ 13,948       $  3,861       $         --       $(10,126)       $  7,683
   Inventory valuation reserve         $  3,962       $  4,663       $         --       $ (3,582)       $  5,043
                                       --------       --------       ------------       --------        --------
   Total                               $ 17,910       $  8,524       $         --       $(13,708)       $ 12,726
                                       ========       ========       ============       ========        ========

Year ended December 31, 2002:
   Deducted from asset accounts:
   Allowance for doubtful
      accounts                         $ 15,669       $  5,561       $         --       $ (7,282)       $ 13,948
   Inventory valuation reserve         $  9,894       $  9,769       $         --       $(15,701)       $  3,962
                                       --------       --------       ------------       --------        --------
   Total                               $ 25,563       $ 15,330       $         --       $(22,983)       $ 17,910
                                       ========       ========       ============       ========        ========

Note:  Amounts in table includes continuing and discontinuing operations.