Form 10-Q
period 2005-03-31
BRIGHTPOINT INC
filed 2005-05-09
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2005
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                         to
                               ------------------------    ---------------------

Commission file number:        0-23494
                       ---------------------------------------------------------

                               BRIGHTPOINT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                        35-1778566
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization


501 Airtech Parkway, Plainfield, Indiana                                 46168
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

Number of shares of the registrant's common stock outstanding at May 5, 2005:
18,125,881 shares, excluding 1,833,000 treasury shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
                  Three Months Ended March 31, 2005 and 2004..........     3

         Consolidated Balance Sheets
                  March 31, 2005 and December 31, 2004................     4

         Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2005 and 2004..........     5

         Notes to Consolidated Financial Statements...................     6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......    19

         ITEM 3

         Quantitative and Qualitative Disclosures About Market Risk...    32

         ITEM 4

         Controls and Procedures......................................    33

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings............................................    36

         ITEM 5

         Other Information............................................    37

         ITEM 6

         Exhibits.....................................................    37

         Signatures...................................................    38

                               BRIGHTPOINT, INC.
                               INTRODUCTORY NOTE

     The Company issued a press release on May 6, 2005, which it filed as an exhibit to a Form 8-K, relating to the restatement of the Company's financial statements as of and for the year ended December 31, 2004. The Company also filed a Form 10-K/A describing the restatement of the Consolidated Financial Statements as of and for the year ended December 31, 2004, and for all the quarterly periods in 2004. The quarterly results for the first quarter of 2004 included herein are as restated. Please refer to Note 2 to the Consolidated Financial Statements included herein as well as Note 19 to the Consolidated Financial Statements included in the Form 10-K/A for additional information with respect to the restatement.


                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                2005               2004
                                                              ---------          ---------
Revenue
     Distribution revenue                                     $ 406,725          $ 377,942
     Logistics services revenue                                  78,889             62,268
                                                              ---------          ---------
Total revenue                                                   485,614            440,210

Cost of revenue
     Cost of distribution revenue                               390,585            364,660
     Cost of logistics services revenue                          66,732             51,482
                                                              ---------          ---------
Total cost of revenue                                           457,317            416,142

Gross profit                                                     28,297             24,068

Selling, general and administrative expenses                     22,854             19,874
Facility consolidation charge                                     1,203                 --
                                                              ---------          ---------
Operating income from continuing operations                       4,240              4,193

Interest expense                                                    585                469
Interest income                                                    (212)              (201)
Other expenses                                                      202                568
                                                              ---------          ---------
Income from continuing operations before income taxes             3,665              3,357

Income tax expense                                                1,100              1,003
                                                              ---------          ---------
Income from continuing operations                                 2,565              2,354

Discontinued operations:
     Loss from discontinued operations                              (29)              (341)
     Gain (loss) on disposal of discontinued operations             338             (4,234)
                                                              ---------          ---------
Total discontinued operations                                       309             (4,575)
                                                              ---------          ---------

Net income (loss)                                             $   2,874          $  (2,221)
                                                              =========          =========

Basic per share:
     Income from continuing operations                        $    0.14          $    0.12
     Discontinued operations                                       0.02              (0.24)
                                                              ---------          ---------
     Net income (loss)                                        $    0.16          $   (0.12)
                                                              =========          =========

Diluted per share:
     Income from continuing operations                        $    0.14          $    0.12
     Discontinued operations                                       0.02              (0.23)
                                                              ---------          ---------
     Net income (loss)                                        $    0.16          $   (0.11)
                                                              =========          =========

Weighted average common shares outstanding:
     Basic                                                       17,707             19,270
                                                              =========          =========
     Diluted                                                     18,373             19,940
                                                              =========          =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                MARCH 31, 2005    December 31, 2004
                                                                --------------    -----------------
                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                    $  71,198           $  72,120
     Pledged cash                                                    12,786              13,830
     Accounts receivable (less allowance for doubtful
       accounts of $6,219 in 2005 and $6,215 in 2004)               123,624             148,321
     Inventories                                                    105,535             110,089
     Contract financing receivable                                   13,317              14,022
     Other current assets                                            25,569              23,132
                                                                  ---------           ---------
Total current assets                                                352,029             381,514

Property and equipment, net                                          26,598              27,503
Goodwill and other intangibles, net                                  21,276              21,981
Other assets                                                          7,796               6,586
                                                                  ---------           ---------
Total assets                                                      $ 407,699           $ 437,584
                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $ 173,940           $ 201,621
     Accrued expenses                                                60,408              61,851
     Unfunded portion of contract financing receivable               20,876              23,375
     Lines of credit                                                  4,563                  --
                                                                  ---------           ---------
Total current liabilities                                           259,787             286,847
                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                        --                  --

Shareholders' equity:
     Preferred stock, $0.01 par value: 1,000 shares
       authorized; no shares issued or outstanding                       --                  --
     Common stock, $0.01 par value: 100,000 shares
       authorized; 19,585 and 19,499 issued in 2005 and
       in 2004, respectively                                            196                 195
       Treasury stock, at cost, 1,833 shares in 2005 and
       1,606 shares in 2004                                         (28,409)            (24,010)
     Additional paid-in capital                                     234,291             233,768
     Retained earnings (deficit)                                    (61,094)            (63,968)
     Accumulated other comprehensive income                           2,928               4,752
                                                                  ---------           ---------
Total shareholders' equity                                          147,912             150,737
                                                                  ---------           ---------

Total liabilities and shareholders' equity                        $ 407,699           $ 437,584
                                                                  =========           =========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ---------------------------
                                                                        2005               2004
                                                                      --------           --------
OPERATING ACTIVITIES
Net income (loss)                                                     $  2,874           $ (2,221)
Adjustments to reconcile net income (loss) to net cash
   provided  (used) by operating activities:
     Depreciation and amortization                                       3,016              2,661
     Discontinued operations                                              (309)             4,575
     Net cash used by discontinued operations                               (3)            (1,401)
     Facility consolidation charge                                       1,203                 --
     Pledged cash requirements                                           1,044                538
     Income tax benefits from exercise of stock options                    208                 --
     Changes in deferred taxes                                          (1,803)                --
       Changes in operating assets and liabilities, net
          of effects from acquisitions and divestitures:
         Accounts receivable, net                                       22,781             12,288
         Inventories, net                                                2,722              9,731
         Other operating assets                                         (3,370)             1,142
         Accounts payable                                              (24,665)           (22,464)
         Accrued expenses                                                1,222             (8,634)
                                                                      --------           --------
Net cash provided (used) by operating activities                         4,920             (3,785)

INVESTING ACTIVITIES
Decrease (increase) in funded contract financing receivables            (1,754)             2,868
Capital expenditures                                                    (2,155)            (2,169)
Proceeds from Ireland sale                                                  --              1,714
Increase in other assets                                                   (56)              (374)
Purchase acquisitions, net of cash acquired                               (308)              (213)
                                                                      --------           --------
Net cash provided (used) by investing activities                        (4,273)             1,826

FINANCING ACTIVITIES
Net borrowing (payments) on credit facilities                            4,667            (16,484)
Pledged cash requirements                                                   --              5,000
Proceeds from common stock issuances under employee stock
    option and purchase plans                                              316                308
Purchase of treasury stock                                              (4,399)                --
                                                                      --------           --------
Net cash provided (used) in financing activities                           584            (11,176)

Effect of exchange rate changes on cash and cash equivalents            (2,153)              (290)
                                                                      --------           --------

Net decrease in cash and cash equivalents                                 (922)           (13,425)
Cash and cash equivalents at beginning of period                        72,120             98,879
                                                                      --------           --------
Cash and cash equivalents at end of period                            $ 71,198           $ 85,454
                                                                      ========           ========

See accompanying notes.

PART I FINANCIAL INFORMATION

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, with the exception of the Brightpoint India Limited subsidiary that is 85% owned by the Company. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statement of Operations for the three months ended March 31, 2005 and the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2005 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

Due to seasonal factors, the Company's interim results may not be indicative of annual results.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2004. For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The table below presents a reconciliation of the net income (loss) per share calculations (in thousands, except per share data):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                          2005              2004
                                                                        --------          --------
Income from continuing operations                                       $  2,565          $  2,354
Discontinued operations                                                      309            (4,575)
                                                                        --------          --------
Net income (loss)                                                       $  2,874          $ (2,221)
                                                                        ========          ========

Basic:
   Weighted average shares outstanding                                    17,707            19,270
                                                                        ========          ========
   Per share amount:
      Income from continuing operations                                 $   0.14          $   0.12
      Discontinued operations                                               0.02             (0.24)
                                                                        --------          --------
      Net income (loss)                                                 $   0.16          $  (0.12)
                                                                        ========          ========
Diluted:
   Weighted average shares outstanding                                    17,707            19,270
   Net effect of dilutive stock options - based on the
      treasury stock method using average market price                       666               670
                                                                        --------          --------
   Total weighted average shares outstanding                              18,373            19,940
                                                                        ========          ========
   Per share amount:
      Income from continuing operations                                 $   0.14          $   0.12
      Discontinued operations                                               0.02             (0.23)
                                                                        --------          --------
      Net income (loss)                                                 $   0.16          $  (0.11)
                                                                        ========          ========

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

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   -----------------------------
                                                                                     2005                 2004
                                                                                   ---------           ---------
Net income (loss) as reported                                                      $   2,874           $  (2,221)
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the
    fair value method had been applied                                                  (569)               (462)
                                                                                   ---------           ---------
Pro forma net income (loss)                                                        $   2,305           $  (2,683)
                                                                                   =========           =========

Basic per share:
    Net income (loss)                                                              $    0.16           $   (0.12)
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
       the fair value method had been applied                                          (0.03)              (0.02)
                                                                                   ---------           ---------
    Pro forma net income (loss)                                                    $    0.13           $   (0.14)
                                                                                   =========           =========
Diluted per share:
    Net income (loss)                                                              $    0.16           $   (0.11)
    Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
       the fair value method had been applied                                          (0.03)              (0.02)
                                                                                   ---------           ---------
    Pro forma net income (loss)                                                    $    0.13           $   (0.13)
                                                                                   =========           =========

COMPREHENSIVE INCOME

Comprehensive income is comprised of net loss and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                               2005               2004
                                              -------           -------
Net income (loss)                             $ 2,874           $(2,221)
Foreign currency translation amounts           (1,824)            1,883
                                              -------           -------
Comprehensive income                          $ 1,050           $  (338)
                                              =======           =======

2. Restatement of Prior Period Financial Statements

As described in Amendment No. 2 on Form 10-K/A for the year ended December 31, 2004 ("Form 10-K/A"), we have restated our consolidated financial statements for the year ended December 31, 2004 ("Restatement"). This Note should be read in conjunction with Note 19, "Restatement of Consolidated Financial Statements" in the notes to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of the Form 10-K/A, which provides further information on the nature and impact of the Restatement.

The determination to restate our consolidated financial statements and selected financial information for the year ended and as of December 31, 2004, was made as a result of management's identification of errors through the Company's continuing self-assessment and self-testing of its internal control over financial reporting and during the monthly financial closing process relating to our France and Australia operations in the first quarter of 2005.

As a result of the Restatement, the Company's quarterly reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2004 filed by the Company should no longer be relied upon.

Certain amounts in other notes to our consolidated financial statements within this Form 10-Q have been restated to reflect the Restatement adjustments.

The Restatement reduced our income from continuing operations for the first quarter of 2004 by $905 thousand and increased our net loss for the first quarter of 2004 by $905 thousand.


3. Facility Consolidation Charge

In September 2004, the Company's Australian subsidiary entered into a new facility lease arrangement which commenced in the first quarter of 2005. The Company vacated its previous location in Australia in the first quarter of 2005 and recorded a pre-tax charge of $1.2 million, which included approximately $968 thousand for the present value of estimated lease costs, net of an anticipated sublease and non-cash losses on the disposal of assets of approximately $235 thousand. If the Company is unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than this estimate, the Company may incur additional expenses.

Reserve activity for the facility consolidation as of March 31, 2005 is as follows (in thousands):

                         Lease
                      Termination          Fixed        Other Exit
                         Costs             Assets          Costs           Total
                      -----------         -------       ----------        -------
Provisions              $   968           $   235           $ --          $ 1,203
Cash usage                  (90)               --             --              (90)
Non-cash usage               --              (221)            --             (221)
                        -------           -------           ----          -------
MARCH 31, 2005          $   878           $    14           $ --          $   892
                        =======           =======           ====          =======

4. Discontinued Operations

Details of discontinued operations are as follows (in thousands):

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 2005         2004
                                                               -------      -------
Revenue ...................................................    $    --      $ 4,037
                                                               =======      =======

Loss from discontinued operations
    Net operating loss ....................................    $   (27)     $  (335)
    Restructuring plan charges ............................         (2)         (54)
    Other .................................................         --           48
                                                               -------      -------
Total loss from discontinued operations ...................        (29)        (341)
                                                               -------      -------

Gain (Loss) on disposal of discontinued operations
    Restructuring plan charges (including foreign currency
       translation adjustments) ...........................        335         (451)
    Other .................................................          3          (26)
    Sale of Ireland .......................................         --       (3,757)
                                                               -------      -------
Total gain (loss) on disposal of discontinued operations ..        338       (4,234)
                                                               -------      -------

Total discontinued operations .............................    $   309      $(4,575)
                                                               =======      =======

Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                             MARCH 31, 2005     December 31, 2004
                                             --------------     -----------------
Total current assets ......................       $286                $551
Other non-current assets ..................        131                 137
                                                  ----                ----
Total assets ..............................       $417                $688
                                                  ====                ====

Accounts payable and accrued expenses .....       $701                $770
                                                  ----                ----
Total liabilities .........................       $701                $770
                                                  ====                ====

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

2001 Restructuring Plan specific to the China operations
Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group

Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry. In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value was $1.6 million at March 31, 2005 and December 31, 2004. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations managed by Persequor Limited.

As of December 31, 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses (credits) related to the 2001 Restructuring Plan as presented below (in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                        2005             2004
                                                                     -----------      -----------
Cash charges
Other exit costs                                                     $         2      $        75
                                                                     -----------      -----------
Total cash charges                                                             2               75
                                                                     -----------      -----------

Non-cash charges (credits):
Impairment of fixed and other assets                                          --              313
Income tax effect of restructuring actions                                    --              (21)
Write-off of cumulative foreign currency translation adjustments            (335)             138
                                                                     -----------      -----------
Total non-cash charges (credits)                                            (335)             430
                                                                     -----------      -----------
Total restructuring plan charges (credits)                           $      (333)     $       505
                                                                     ===========      ===========

Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):


                        Lease        Employee
                     Termination    Termination     Other Exit
                        Costs          Costs          Costs         Total
                        -----          -----          -----         -----
December 31, 2002 ..  $     205      $      25      $     727      $     957

Provisions (1) .....          6             --             41             47
Cash usage .........       (201)           (25)          (214)          (440)
Non-cash usage .....         --             --           (145)          (145)
                      ---------      ---------      ---------      ---------
December 31, 2003 ..  $      10      $      --      $     409      $     419
                      ---------      ---------      ---------      ---------

Provisions (1) .....         --             --             97             97
Cash usage .........        (10)            --           (121)          (131)
Non-cash usage .....         --             --           (309)          (309)
                      ---------      ---------      ---------      ---------
December 31, 2004 ..  $      --      $      --      $      76      $      76
                      ---------      ---------      ---------      ---------

PROVISIONS (1) .....         --             --             --             --
CASH USAGE .........         --             --            (39)           (39)
NON-CASH USAGE .....         --             --             (3)            (3)
                      ---------      ---------      ---------      ---------
MARCH 31, 2005 .....  $      --      $      --      $      34      $      34
                      =========      =========      =========      =========

(1) Provisions do not include items that were directly expensed in the period.

5. Accounts Receivable Transfers

During the quarters ended March 31, 2005 and 2004, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Norway, Sweden, and France with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current United States generally accepted accounting principles and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Other expenses" in the Consolidated Statements of Operations.

Net funds received from the sales of accounts receivable for continuing operations during the quarter ended March 31, 2005 and 2004 totaled $61 million and $91 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $199 thousand and $311 thousand during the quarter ended March 31, 2005 and 2004, respectively. These fees are included as a component of "Other expenses" in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the quarter ended March 31, 2005 and March 31, 2004. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $19 million and $27 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at March 31, 2005 and 2004, respectively. Amounts held by banks or other financing institutions at March 31, 2005 were for transactions related to the Company's Norway and Sweden arrangements. All other arrangements have been terminated or expired.

6. Lines of Credit and Long-term Debt

                                     OUTSTANDING AT:
                          -------------------------------------
CREDIT AGREEMENTS         MARCH 31, 2005      December 31, 2004
-----------------         --------------      -----------------
      - The Americas ...      $   --               $      --
      - Asia-Pacific ...          --                      --
      - Europe .........       4,563                      --
                              ------               ---------
   Total ...............      $4,563               $      --
                              ======               =========

Lines of Credit -Americas Division
On September 23, 2004, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), amended their Amended and Restated Credit Facility (the "Revolver") dated March 18, 2004, between the Borrowers and General Electric Capital Corporation ("GE Capital"). The amendment reduced the required tangible net worth covenant by $20 million and allows for further reductions equal to the purchase price of any issued and outstanding shares of common stock of the Company repurchased by the Company in the future. GE Capital acted as the agent for a syndicate of banks (the "Lenders"). The Revolver expires in March of 2007. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and at March 31, 2005, bears interest, at the Borrowers' option, at the prime rate plus 0.25% or LIBOR plus 1.75%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At March 31, 2005, and December 31, 2004, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum and letters of credit, of approximately $26 million and $33 million, respectively.

Lines of Credit - Asia-Pacific
In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $39 million U.S. dollars at March 31, 2005). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (totaling 8.72% at March 31, 2005). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At March 31, 2005, and December 31, 2004, there was no amount outstanding under the Facility with available funding of $33 million and $32 million, respectively.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. ("Brightpoint Philippines") entered into a credit facility with Banco de Oro. The facility, which matures in April of 2005, provides borrowing availability, up to a maximum amount of 50 million Philippine Pesos (approximately $910 thousand U.S. dollars, at March 31, 2005), and is guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (11% at March 31, 2005). At March 31, 2005 and December 31, 2004, the facility had no amounts outstanding with available funding of approximately $910 thousand and $889 thousand, respectively. In April of 2004, Brightpoint Philippines entered into another credit facility with Banco de Oro. This facility allows for letters of credit to be issued to one of Brightpoint Philippine's main suppliers up to a total of $4 million. In January 2005, a $2 million letter of credit was issued by Banco de Oro on the Company's behalf to Brightpoint Philippines main supplier and at March 31, 2005, the facility had no amounts outstanding with $2 million of available funding. At December 31, 2004, the facility had no amounts outstanding with available funding of approximately $4 million.

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $8.5 million U.S. dollars at March 31, 2005). Borrowings under the facility may be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (10% at March 31, 2005). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At March 31, 2005 and December 31, 2004, there were no amounts outstanding under the facility with available funding of approximately $6.7 million and $8.5 million, respectively.

A $15 million standby letter of credit supporting the Company's Brightpoint Asia Limited's vendor credit line has been issued by financial institutions on the Company's behalf and was outstanding at March 31, 2005 and December 31, 2004 secured by $12 million of cash, the assets of Brightpoint Asia Limited and a guarantee issued by Brightpoint, Inc. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheet.

Lines of Credit - Europe
The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $2.2 million U.S. dollars at March 31, 2005) and bears interest at the SEB Banken Base plus 0.75% (2.75% at March 31, 2005). The facility is supported by a guarantee provided by the Company. At March 31, 2005 and December 31, 2004, there were no amounts outstanding under the facility with available funding of approximately $2.2 million.

The Company's primary operating subsidiary in France, Brightpoint France, entered into a short-term line of credit facility with Natexis in the first quarter of 2005. The facility has borrowing availability of up to 2.5 million Euro (approximately $3.2 million U.S. dollars at March 31,
2005) and bears interest at the 3 month Euribor rate plus 2.5% (4.63% at March 31, 2005). The facility is supported by a guarantee provided by the Company. At March 31, 2005, there was approximately $3.2 million U.S. dollars outstanding on the facility, with no available funding. Additionally, in April 2004, Brightpoint France, entered into a receivable sale facility with GE Factofrance. The facility does not meet the requirements of an accounts receivable transfer under current United States generally accepted accounting principles and therefore amounts advanced under this facility against receivables not collected by GE Factofrance are included on the Consolidated Balance Sheet under lines of credit and accounts receivable. At March 31, 2005, there was approximately $1.4 million U.S. dollars outstanding on the facility.

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

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of March 31, 2005, the Company has issued $24 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $24 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described is described in Note 5. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at March 31, 2005 is approximately $19 million.

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

8. Operating Segments

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific, and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of logistics services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. All amounts presented below exclude the results of operations that have been discontinued. A summary of the Company's operations by segment is presented below (in thousands) for the quarter ended March 31, 2005 and 2004:

                       Product       Logistics
                    Distribution     Services          Total        Operating
                    Revenue from   Revenue from       Revenue      Income from
                     External        External      from External    Continuing
                     Customers       Customers       Customers     Operations (1)
                    -----------     -----------     -----------     -----------
MARCH 31, 2005:
THE AMERICAS        $    99,074     $    33,953     $   133,027     $     5,535
ASIA-PACIFIC            245,615           7,304         252,919           1,135
EUROPE                   62,036          37,632          99,668          (2,430)
                    -----------     -----------     -----------     -----------
                    $   406,725     $    78,889     $   485,614     $     4,240
                    ===========     ===========     ===========     ===========
March 31, 2004:
The Americas        $    95,469     $    22,827     $   118,296     $     2,775
Asia-Pacific            229,706          11,007         240,713           1,872
Europe                   52,767          28,434          81,201            (454)
                    -----------     -----------     -----------     -----------
                    $   377,942     $    62,268     $   440,210     $     4,193
                    ===========     ===========     ===========     ===========

(1) Certain corporate expenses are allocated to the segments based on total revenue.

                          MARCH 31,   December 31,
TOTAL SEGMENT ASSETS:       2005         2004
                          --------     --------
The Americas (2) .......  $141,979     $152,401
Asia-Pacific ...........   166,290      160,578
Europe .................    99,430      124,605
                          --------     --------
                          $407,699     $437,584
                          ========     ========

(2)   Corporate assets are included in the Americas segment.

9. Contingencies

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its Consolidated Financial Statements as a whole.

A Complaint was filed on January 4, 2005 against the Company in the Circuit Court for Baltimore County, Maryland, Case No. 03-C-05-000067 CN, entitled Iridium Satellite, LLC, Plaintiff v. Brightpoint, Inc., Defendant. The matter was removed to the United States District Court, District of Maryland, Baltimore Division. In the Complaint, the Plaintiff alleges claims of trover and conversion, fraudulent misrepresentation and breach of contract. All claims relate to the ownership and disposition of 1,500 Series 9500 satellite telephones. The Plaintiff seeks damages in the amount of $750,000 with interest and costs. The Company continues to dispute these claims and intends to defend this matter vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This Management's Discussion and Analysis reflects the restatement of our consolidated financial statements for the year ended December 31, 2004, as discussed in Note 2 to the consolidated financial statements.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K, for the year ended December 31, 2004, as amended, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

The Company is conducting a review of our operations in France. We are committed to completing our evaluation of our France operations and exploring various strategic alternatives to enhance long-term shareholder value including, but not limited to, the sale, restructuring, closure or other corporate action relating to all or a portion of these operations. We do not expect to disclose developments with respect to the exploration of strategic alternatives for our operations in France unless and until we have entered into a definitive transaction or other action. There can be no assurance that the Company will complete any such sale, restructuring, closure or other corporate action relating to all or a portion of these operations.

RESULTS OF OPERATIONS

Revenue

                                                           Three Months Ended
                                              ------------------------------------------------
(Amounts in 000s)                                                                                   Change
                                                                                                     from
                                              MARCH 31,    Percent       March 31,    Percent      Q1 2004 to
                                                2005       of Total        2004       of Total      Q1 2005
                                              --------     --------      --------     --------      --------
REVENUE BY DIVISION:
The Americas ..............................   $133,027           27%     $118,296           27%           12%
Asia-Pacific ..............................    252,919           52%      240,713           55%            5%
Europe ....................................     99,668           21%       81,201           18%           23%
                                              --------     --------      --------     --------      --------
        Total .............................   $485,614          100%     $440,210          100%           10%
                                              ========     ========      ========     ========      ========

REVENUE BY SERVICE LINE:
Distribution ..............................   $406,725           84%     $377,942           86%            8%
Logistics services ........................     78,889           16%       62,268           14%           27%
                                              --------     --------      --------     --------      --------
        Total .............................   $485,614          100%     $440,210          100%           10%
                                              ========     ========      ========     ========      ========

WIRELESS DEVICES HANDLED BY DIVISION:
The Americas ..............................      5,614           74%        3,930           69%           43%
Asia-Pacific ..............................      1,756           23%        1,544           27%           14%
Europe ....................................        254            3%          204            4%           25%
                                              --------     --------      --------     --------      --------
        Total .............................      7,624          100%        5,678          100%           34%
                                              ========     ========      ========     ========      ========

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution ..............................      2,599           34%        2,370           42%           10%
Logistics services ........................      5,025           66%        3,308           58%           52%
                                              --------     --------      --------     --------      --------
        Total .............................      7,624          100%        5,678          100%           34%
                                              ========     ========      ========     ========      ========

Globally, the availability of feature-rich devices, compelling pricing by manufacturers, mobile operator promotional activities and the deployment of wireless data services caused subscribers to upgrade their wireless devices. During the first quarter of 2005, we experienced a 34% increase in wireless devices handled from the first quarter of 2004 with a notable mix shift from product distribution sales to fee-based logistics services. While the number of wireless devices handled in logistics services and distribution increased from the first quarter of 2004, the growth in logistics services volumes outpaced the growth experienced in our distribution business. As fee-based logistics services typically generate significantly less revenue per transaction than distribution sales, the sales mix shift from units handled through distribution to logistics services resulted in a 10% year-over-year increase in revenue despite the 34% increase in total wireless devices handled. A 52% increase in wireless devices handled through our fee-based logistics services business, which was due to significant increases in demand by logistics customers in our Americas division, and to a lesser extent, our entry into the Slovak Republic in July 2004, was a primary driver for the increase in logistics services revenue. Additionally, the increase in revenue was positively affected by the 14% increase in wireless devices sold in our Asia-Pacific division, which due to strong demand for wireless devices in Australia and in markets served by our Brightpoint Asia Limited operations and partially offset by reduced unit volumes in the Philippines.

Wireless devices handled, as compared to the first quarter of 2004:

      The number of wireless devices sold through our distribution business increased 10%, primarily as a result of strong market demand in the Asia-Pacific division. In particular, the increase in volumes was driven by strong market demand in Australia and in markets served by our Brightpoint Asia Limited operations due to continued promotional activities by mobile operators. Partially offsetting the growth in distribution volumes was a 73% decline in wireless devices sold in our operations in the Philippines due to our local mobile operator customer purchasing products from its parent company.

      The number of wireless devices handled through our logistics business increased 52%, primarily as a result of increased demand from current logistics services customers and the addition of new logistics services customers in the Americas division and our entry into the Slovak Republic in July 2004. In the United States, our unit growth has been driven by the growth of key logistics customers (Boost Mobile, Nextel, Virgin Mobile and TracFone, and the addition of Cricket Communications as a customer in March 2004). Another significant driver for increased logistics services volumes in the Americas was a 140% increase in wireless devices handled by our operations in Colombia in response to significant promotional activities by COMCEL, our primary customer in Colombia.

Revenue by division, as compared to the first quarter of 2004:

      The 12% revenue increase in our Americas division was primarily due to a 43% increase in wireless devices handled which was partially offset by a sales mix shift from units handled through distribution to logistics services. The Americas division's growth in wireless devices handled was primarily due to a 51% increase in its logistics services volumes, which was ascribable to increased demand experienced by our mobile operator customers, including mobile virtual network operators, the increased scope of value-added services to some logistics customers and the addition of a new significant customer. Revenue in the Americas division was also positively impacted by an increase in sales of prepaid wireless airtime and an increased level of activations in our channel services business in the United States.

      Our Asia-Pacific division experienced a 5% increase in revenue which was primarily due to a 14% increase in wireless devices handled which was partially offset by a 7% decline in the average selling price of wireless devices due to a mix shift toward lower-priced CDMA handsets in India and prepaid wireless devices in Australia. The increase in volumes was due to strong market demand in Australia and in markets served by our Brightpoint Asia Limited operations due to continued promotional activities by mobile operators. Partially offsetting our Asia-Pacific division's growth in unit volumes was a 73% decline in wireless devices sold in our operations in the Philippines due to a local mobile operator customer purchasing products from its parent company.

      The revenue increase of 23% in the Europe division was primarily attributable to the addition of wireless devices sold in certain markets, strengthening of foreign currencies relative to the U.S. dollar, which accounted for approximately 7 percentage points of the increase in revenue, the increased sales of prepaid wireless airtime, a 6% increase, on a constant currency basis, in the average selling price of wireless devices sold and our entry into the Finnish and Slovak markets. The revenue increase was partially offset by a decline in wireless devices sold in certain markets where seasonal promotional campaigns did not recur.

Revenue by service line, as compared to the first quarter of 2004:

      We experienced an 8% increase in revenue from distribution primarily as a result of strong market demand in the Asia-Pacific division, the addition of wireless devices sold in certain markets and our entry into Finland.

      We experienced a 27% increase in revenue from logistics services primarily as a result of a 52% growth rate in wireless devices handled as a result of increased demand from current logistics services customers and the addition of a new significant customer in the Americas, increased sales of prepaid wireless airtime across all divisions and our entry into the Slovak Republic. The increase in logistics services revenue was less than the unit growth rate in wireless devices handled due to changes in the scope and mix of services and related tiered-fee structures provided to customers.

Revenue change analysis as compared to the first quarter of 2004:

                                                                                         Units    Revenue
                                                                                         -----    -------
Effect of change in wireless devices handled on revenue (volume)                            34%       29%
Mix shift of wireless devices handled from product distribution to fee-based logistics
services                                                                                             (20%)
Change in prices                                                                                      (4%)
Effect of foreign currency                                                                             2%
Other                                                                                                  3%
                                                                                                     ---
    Overall percentage change in revenue                                                              10%
                                                                                                     ===

Within the 7.6 million wireless devices handled and as compared to the 5.7 million units that we handled in the first quarter of last year, we saw a significant sales mix shift from product distribution sales to fee-based logistics services. Total wireless devices handled drive our profitability and our business model benefits from activity in both product distribution and logistics services. Shifts in sales mix from one to another can affect our revenue line without having as much of an impact on profitability.

The table above reconciles our wireless device unit growth to our overall revenue growth, which includes wireless device revenue through both logistics services and distribution and other non-wireless device revenue. Although our wireless devices handled growth was 34%, our revenue growth was 10%. Holding the prior year's sales mix constant, this growth in wireless devices handled would have had a 20% favorable effect on total revenue. Because we experienced a significant shift in sales mix from higher-revenue distribution sales to lower-revenue fee-based logistics services, the effect of the 34% increase in volume had a lesser impact on revenue. The effect was more noticeable in gross profit and gross margin, which grew 18% and was up 0.3 percentage points, respectively. Logistics services grew from 58% of total wireless devices handled in 2004 to 66% in 2005. Conversely, distribution declined from 42% to 34% of total wireless devices handled in 2005.

Gross Profit and Gross Margin

Gross profit by service line:

                                                    Three Months Ended                     Change from
                                  ----------------------------------------------------
(Amounts in 000s)                 MARCH 31,        % of        March 31,       % of         Q1 2004 to
                                    2005          Total          2004          Total         Q1 2005
                                  ---------     ---------      ---------     ---------      ---------
Product distribution ...........  $  16,140            57%     $  13,282            55%            22%
Integrated logistics services ..     12,157            43%        10,786            45%            13%
                                  ---------     ---------      ---------     ---------      ---------
    Total ......................  $  28,297           100%     $  24,068           100%            18%
                                  =========     =========      =========     =========      =========

Gross profit by service line, as compared to the first quarter of 2004:

      The overall $4.2 million, or 18%, increase in gross profit was primarily attributable to a 0.5 percentage point improvement in distribution gross margin and an 8% increase in distribution revenue.

      The $2.9 million, or 22%, increase in gross profit from distribution revenue was primarily due to the addition of new feature-rich wireless devices to our product portfolio in certain markets and the overall 8% increase in wireless devices sold. These increases were partially offset by sales of low-end lower gross margin wireless devices in certain Asia-Pacific markets.

      The $1.4 million, or 13%, increase in gross profit from logistics services was primarily attributable to a 51% increase in wireless devices handled in logistics services in the Americas division and the related benefit of leveraging existing capacity, increased sales of prepaid wireless airtime in the United States and increased subscriber activations in our channel services business in the United States. These items were partially offset by reduced gross margins on activation commissions in our operations in France and reduced gross margin on sales of prepaid wireless airtime due to pricing pressures in our Europe division.

Gross Margin by Service Line:

                          Three Months Ended        Change from
                       ------------------------
                       MARCH 31,      March 31,      Q1 2004 to
                         2005           2004          Q1 2005
                       ---------      ---------     -------------
Distribution                 4.0%           3.5%      0.5% points
Logistics services          15.4%          17.3%    (1.9)% points
                       ---------      ---------     -------------
    Total                    5.8%           5.5%      0.3% points
                       =========      =========     =============

Gross Margin by Service Line, as compared to the first quarter of 2004:

      Overall gross margin increased from 5.5% to 5.8%, principally as a result of a 34% increase in wireless devices handled and the related benefit of leveraging existing capacity, a notable sales mix shift to fee-based logistics services, which generally yield a higher margin, and the addition of new feature-rich wireless devices, which generally yield a higher margin, to our product portfolio in certain markets. These improvements were offset by reduced gross margins on activation commissions in our operations in France, increased sales of prepaid wireless airtime, which yields a relatively lower gross margin, and pricing pressures on prepaid wireless airtime margins in our Europe division.

Selling, General and Administrative Expenses

                                                Three Months Ended
                                             ------------------------         Change from
(Amounts in 000s)                            MARCH 31,      March 31,          Q1 2004 to
                                               2005           2004              Q1 2005
Selling, general and administrative
   expenses                                  $  22,854      $  19,874             15%
                                             ---------      ---------
As a percent of revenue                            4.7%           4.5%
                                             =========      =========

SG&A expenses increased 15% in conjunction with a 10% increase in revenue and an 18% increase in gross profit, as compared to the first quarter of 2004. The overall $3.0 million, or 15%, increase in SG&A expenses primarily resulted from our entry into the Slovak and Finnish markets during July and August of 2004, respectively, an increase of approximately $651 thousand in bad debt expense in our operations in France, an estimated $633 thousand unfavorable effect from the strengthening of foreign currencies against the U.S. dollar and approximately $500 thousand of professional fees, travel expenses and other items pertaining to the evaluation and negotiation of potential geographic expansion opportunities in the Europe and Asia-Pacific divisions which we currently believe will not be consummated.

Facility Consolidation Charge

In September 2004, our Australian subsidiary entered into a new facility lease arrangement which commenced in the first quarter of 2005. We vacated our previous location in Australia in the first quarter of 2005 and recorded a pre-tax charge of $1.2 million, which included approximately $968 thousand for the present value of estimated lease costs, net of an anticipated sublease, and non-cash losses on the disposal of assets of approximately $235 thousand. If we are unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than this estimate, we may incur additional expenses. See Note 3 to the Consolidated Financial Statements for further discussion.

Operating Income from Continuing Operations


                                                    Three Months Ended                    OI Dollar
                                     -----------------------------------------------     Change from
(Amounts in 000s)                    MARCH 31,       OI         March 31,       OI        Q1 2004 to
                                       2005        MARGIN         2004        Margin       Q1 2005
                                       ----        ------         ----        ------       -------
The Americas                         $ 5,535          4.2%      $ 2,775          2.3%           99%
Asia-Pacific                           1,135          0.4%        1,872          0.8%          (39%)
Europe                                (2,430)        (2.4)%        (454)        (0.6)%        (435%)
                                     -------      -------       -------      -------       -------
Operating income from continuing
   operations                        $ 4,240          0.9%      $ 4,193          1.0%            1%
                                     =======      =======       =======      =======       =======


Operating income from continuing operations increased by $47 thousand as compared to the first quarter of 2004. The increase in operating income from continuing operations was primarily due to a 10% increase in revenue and the associated 18% increase in gross profit, partially offset by a 15% increase in SG&A expenses and the $1.2 million facility consolidation charge in Australia.

The increase in operating income from continuing operations in our Americas division was principally due to a 43% increase in wireless devices handled, operating leverage associated with the increased unit volumes and a reduction in bad debt expense.

The operating loss in the Europe division was primarily due to a $3.6 million operating loss in our France operations partially offset by a $2.0 million increase in operating profitability in our operations in Germany due to the addition of HTC's Qtek branded smartphones to our product portfolio in the second half of 2004. The operating loss in France was primarily attributable to a reduction in gross profit from activation commissions and a $651 thousand increase in bad debt expense.

The decrease in operating income from continuing operations in our Asia-Pacific division was primarily due to a $1.2 facility consolidation charge in Australia, which was partially offset by a 14% increase in wireless devices handled driven by strong demand in Australia and in markets served by our Brightpoint Asia operations. As previously announced, our Australian operation has moved to a larger facility in anticipation of growth opportunities. During the first quarter of 2005, the Company recorded a pre-tax charge of $1.2 million relating to the anticipated lease costs, net of sublease income, for the remaining term of the previous location and other items. If we are unsuccessful in terminating the lease of the previous location, finding a sub-lessee or if the terms of any sublease are less than this estimate, we may incur additional expenses.

Operating income from continuing operations in the first quarter of 2005 was also negatively effected by approximately $500 thousand of professional fees, travel expenses and other items pertaining to the evaluation and negotiation of potential geographic expansion opportunities in the Europe and Asia-Pacific divisions which we currently believe will not be consummated.

Income from Continuing Operations

                                          Three Months Ended
                                      --------------------------   Change from
(Amounts in 000s)                      MARCH 31,       March 31,    Q1 2004 to
                                         2005            2004         Q1 2005
Income from continuing operations     $    2,565      $    2,354      $ 211
As a percent of revenue                      0.5%            0.5%

Diluted per share                     $     0.14      $     0.12         17%
Diluted shares outstanding                18,373          19,940         (8%)

Income from continuing operations for the first quarter of 2005 increased $211 thousand, or 9%, as compared to the first quarter of 2004. The increase was primarily attributable to a 10% increase in revenue and the associated 18% increase in gross profit, partially offset by a 15% increase in SG&A expenses and the $1.2 million facility consolidation charge in Australia.

Income per diluted share from continuing operations was $0.14 for the first quarter of 2005 compared to income per diluted share from continuing operations of $0.12 in the first quarter of 2004. The reduction in diluted shares outstanding is attributable to the repurchase of approximately 1.8 million shares of the Company's common stock pursuant to the previously approved and announced share repurchase plans.

Discontinued Operations

                                             Three Months Ended
                                           -----------------------         Change from
(Amounts in 000s)                          MARCH 31,     March 31,          Q1 2004 to
                                             2005          2004               Q1 2005
                                             ----          ----               -------
Loss from discontinued operations          $    (29)     $   (341)                91%
Gain (loss) on disposal of
   discontinued operations                      338        (4,234)               N/M
                                           --------      --------
Total discontinued operations              $    309      $ (4,575)
                                           --------      --------

Diluted per share                          $   0.02      $  (0.23)               N/M
Diluted shares outstanding                   18,373        19,940                 (8%)

  N/M: Not Meaningful.

The total gain from discontinued operations in the first quarter of 2005 was primarily attributable to unrealized foreign currency translation gains caused by the strengthening of the U.S. Dollar relative to certain foreign currencies.

On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint (Ireland) Limited ("Brightpoint Ireland") to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. During the first quarter of 2004, we incurred a loss of $310 thousand relating to Brightpoint Ireland's results of operations. These losses are included in the loss from discontinued operations. Also, as a result of the sale of Brightpoint Ireland, in the first quarter of 2004, we incurred a $3.8 million loss, which is included as a part of the loss on disposal of discontinued operations. This loss includes the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.

Total discontinued operations for the first quarter of 2005 and 2004, excluding Brightpoint Ireland, was a gain of $309 thousand and a loss of $508 thousand, respectively. These gains and losses are a result of actions taken in 2001 and 2002 to sell, dispose or eliminate operations in certain markets and are comprised primarily of assets written off that had became unrealizable, professional and liquidation fees and unrealized foreign currency translation gains and losses caused by changes in foreign currencies relative to the U.S. dollar.

Net Income (Loss)

                                      Three Months Ended
                                 ---------------------------     Change from
(Amounts in 000s)                MARCH 31,          March 31,     Q1 2004 to
                                   2005               2004          Q1 2005
                                   ----               ----          -------
Net income (loss)                $ 2,874            $ (2,221)       $ 5,095
As a percent of revenue              0.6%               (0.5%)

Diluted per share                $  0.16            $   (0.11)          N/M
Diluted shares outstanding        18,373               19,940            (8%)

Net income for the first quarter of 2005 was $2.9 million, or $0.16 per diluted share, compared to a net loss of $2.2 million, or $0.11 per diluted share, in the first quarter of 2004. The reduction in diluted shares outstanding is attributable to the repurchase of approximately 1.8 million shares of the Company's common stock pursuant to the previously approved and announced share repurchase plans.

The increase in net income for the first quarter of 2005 as compared to the first quarter of 2004 is primarily due to a $4.9 million improvement in discontinued operations and a 9% increase in income from continuing operations. The increase in income from continuing operations was primarily attributable to a 10% increase in revenue and the associated 18% increase in gross profit, partially offset by a 15% increase in SG&A expenses and the $1.2 million facility consolidation charge in Australia.

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS ("ROIC")

We believe that it is equally important for our business to manage its balance sheet as its statement of operations. A measurement that ties the statement of operation performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders' equity and debt. The details of this measurement are outlined below.

                                                   Three Months Ended                        Trailing Twelve Months Ended
                                                   ------------------                        ----------------------------
                                        March 31,       March 31,      December 31,     March 31,       March 31,      December 31,
                                          2005            2004            2004            2005            2004            2004
                                        ---------       ---------       ---------       ---------       ---------       ---------
Operating income after taxes:
Operating income from
  continuing operations                 $   4,240       $   4,193       $  12,148       $  30,978       $  29,088       $  30,931
Plus: Facility consolidation charge         1,203              --             (21)            967           1,181            (236)
Less: Estimated income taxes(1)            (1,634)         (1,253)         (3,595)         (9,350)         (7,634)         (8,969)
                                        ---------       ---------       ---------       ---------       ---------       ---------
Operating income after taxes            $   3,809       $   2,940       $   8,532       $  22,595       $  22,635       $  21,726
                                        =========       =========       =========       =========       =========       =========
Invested capital:
  Debt                                  $   4,563       $      --       $      --       $   4,563       $      --       $      --
  Shareholders' equity                    147,912         147,555         150,737         147,912         147,555         150,737
                                        ---------       ---------       ---------       ---------       ---------       ---------
    Invested capital                    $ 152,475       $ 147,555       $ 150,737       $ 152,475       $ 147,555       $ 150,737
                                        =========       =========       =========       =========       =========       =========

Average invested capital (2)            $ 151,606       $ 155,673       $ 144,363       $ 143,714       $ 139,821       $ 145,977
                                        =========       =========       =========       =========       =========       =========
ROIC (3)                                       10%              8%             24%             16%             16%             15%
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

Due to seasonality, annualized quarterly ROIC in the first quarter is typically lower than other quarters. ROIC was 10% for the first quarter as compared to 24% in the fourth quarter of 2004.

CASH CONVERSION CYCLE

                                                                          Three Months
                                                   THREE MONTHS ENDED       Ended
                                                        MARCH 31,         December 31,
                                                   2005         2004         2004
                                                  -------      -------      -------
Days sales outstanding in accounts receivable ..       22           21           24
Days inventory on-hand .........................       22           23           23
Days payable outstanding .......................      (37)         (40)         (41)
                                                  -------      -------      -------
    Cash conversion cycle days .................        7            4            6
                                                  =======      =======      =======

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers, and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detail calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

During the first quarter of 2005, the cash conversion cycle increased to 7 days from 4 days as compared to the first quarter of 2004 and 6 days as compared to the fourth quarter of 2004.

The sequential change in the cash conversion cycle was the result of a 4-day decrease in days payable outstanding, partially offset by a 2-day decrease in days of sales outstanding and a 1-day decrease in days of inventory outstanding. The decrease in days of payable outstanding was substantially due to the timing of inventory receipts and the related payment terms from suppliers. In addition, from time to time, we may pay our suppliers prior to the invoice due date to take advantage of certain early payment discounts. This may consume our cash or may cause us to borrow from lenders. The decrease in the days of sales outstanding was mostly due to improved collections.

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

OPERATING ACTIVITIES

In the first quarter of 2005, net cash provided by operating activities was $4.9 million. Net cash provided by operating activities was primarily due to net income of $2.9 million, depreciation and amortization of $3.0 million, a reduction in pledged cash of $1.0 million and partially offset by changes in deferred taxes of $1.8 million and a $1.3 million increase in operating assets and liabilities consisting primarily of a changes in accounts receivable, inventories and accounts payable.

                       MARCH 31,     December 31,
(Amounts in 000s)        2005           2004
-----------------        ----           ----
Working capital ....  $   92,242       $  94,667
Current ratio ......      1.36:1          1.33:1

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

INVESTING ACTIVITIES

In the first quarter of 2005, net cash used by investing activities was $4.3 million. Net cash used by investing activities was primarily due to $2.2 million used for capital expenditures and a $1.8 million increase in funded contract financing receivables. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States, the expansion of our warranty and non-warranty repair business in India and moving our operations in Australia into a new facility. We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The increase in contract financing receivables is due to timing of product receipts at the end of the quarter.

FINANCING ACTIVITIES

In the first quarter of 2005, net cash provided by financing activities was $584 thousand. Net cash provided by financing activities was primarily comprised of net borrowings on credit facilities of $4.7 million partially offset by $4.4 million of repurchases of our common stock. On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During the first quarter of 2005, the Company repurchased approximately 227 thousand shares of its own common stock at an average price of $19.35 per share, totaling $4.4 million. As of March 31, 2005, approximately $11.6 million may be used to purchase shares under this program. Detail of the repurchases is provided in the table below.

      Issuer purchases of equity securities:

                                                            Total number of shares      Total amount       Maximum dollar value of
                          Total number                       purchased as part of     purchased as part    shares that may yet be
Month of purchase          of shares       Average price    the publicly announced     of the publicly       purchased under the
                           purchased      paid per share            program           announced program            program

January 2005 ..........      150,300          $19.38                     150,300           $2,915,706              $13,071,524
February 2005 .........       75,000          $19.25                      75,000           $1,445,495              $11,626,029
March 2005 ............        2,100          $18.04                       2,100              $37,922              $11,588,107
                             -------          ------                     -------           ----------              -----------
Total/Average .........      227,400          $19.35                     227,400           $4,399,123              $11,588,107
                             =======          ======                     =======           ==========              ===========

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of March 31, 2005:

(Amounts in 000s)                                                               Letters of Credit &         Net
                       Commitment     Gross Availability      Outstanding           Guarantees          Availability
                       ----------     -----------------     ---------------     ------------------      ------------
North America           $  70,000          $ 28,965              $   --               $  2,500            $ 26,465
Australia                  38,645            37,534                  --                  4,317              33,217
New Zealand                 8,540             6,689                  --                     21               6,668
Sweden                      2,165             2,164                  --                     --               2,164
Philippines                 4,910             4,910                  --                  2,000               2,910
France                      4,539             4,539               4,563                     --                 (24)
                        ---------          --------              ------               --------            --------
Total                   $ 128,799          $ 84,801              $4,563               $  8,838            $ 71,400
                        =========          ========              ======               ========            ========

Additional details on the above lines of credit are disclosed in Note 6 of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the quarters ended March 31, 2005 and 2004, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Norway, Sweden, and France with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current United States generally accepted accounting principles and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received, other than from GE Factofrance, reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Other expenses" in the Consolidated Statements of Operations.

Net funds received from the sales of accounts receivable for continuing operations during the quarter ended March 31, 2005 and 2004 totaled $61 million and $91 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $199 thousand and $311 thousand during the quarter ended March 31, 2005 and 2004, respectively. These fees are included as a component of "Other expenses" in the Consolidated Statements of Operations.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the quarters ended March 31, 2005 and 2004. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $19 million and $27 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at March 31, 2005 and 2004, respectively. Amounts held by banks or other financing institutions at March 31, 2005 were for transactions related to the Company's Norway and Sweden arrangements. All other arrangements have been terminated or expired.

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

(Amounts in 000s)          MARCH 31,   December 31,
                             2005         2004       % Change
Unrestricted cash          $ 71,198     $ 72,120           (1%)
Borrowing availability       71,400       77,146           (7%)
                           --------     --------     --------
Liquidity                  $142,598     $149,266           (4%)
                           ========     ========     ========

As of March 31, 2005 and December 31, 2004, our liquidity was $143 million and $149 million, respectively. The primary change in liquidity from December 31, 2004, was due to a $5.7 million, or 7%, reduction of borrowing availability due to outstanding borrowings on our credit facilities and seasonal fluctuations in working capital.

We routinely make large payments, in certain occasions, in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions, in excess of $10 million. The timing of these payments or collections can cause our cash balances and borrowings to fluctuate throughout the year. During the first quarter of 2005, our largest outstanding borrowings on a given day were approximately $27 million with an average outstanding balance of approximately $16 million.

While it is difficult to quantify the adequacy of our liquidity for future needs, with our cash balance and unused borrowing availability, totaling $143 million on March 31, 2005, we believe we have adequate liquidity to operate the business with our own resources for the next 12 months and to invest in potential growth opportunities.

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

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. At March 31, 2005 and December 31, 2004, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $15 million and $23 million, respectively. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2004 or 2003. At March 31, 2005, there was no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, including the Company's Principal Executive Officer and its Senior Vice President, Corporate Controller, Chief Accounting Officer and acting Chief Financial Officer ("Principal Financial Officer"), has evaluated the effectiveness of its disclosure controls and procedures

(as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, the Principal Executive Officer ad Principal Financial Officer have concluded that, solely due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective as of December 31, 2004.

Management of the Company has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005. In that report, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management not to be material weaknesses. Subsequent to filing its annual report on Form 10-K on February 3, 2005, the Company identified errors in its 2004 financial statements and has restated those annual financial statements filed on Form 10K/A on May 9, 2005. Management has concluded that these errors resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting due to the following identified material weaknesses:

      - The Company's operations in France receive mobile operator commission, subsidy, bonus and residual airtime revenues as a result of subscriber activations or subscriber upgrades generated by the Company's network of independent authorized retailers and the Company's directly owned retail stores. The financial reporting control procedures for certain account receivable reconciliations and revenue recognition control procedures for proper pricing and invoicing of these transactions failed to operate effectively and in a timely fashion as of December 31, 2004. In addition, revenue recognition control procedures for invoicing and cash application of receipts related to these transactions were ineffectively designed as of December 31, 2004. Due to errors made in recording these transactions, the Company's operations in France overstated revenue resulting in a related overstatement of accounts receivable. In addition, certain other related adjustments were made in error which did not have an impact on net income, but resulted in an overall understatement of accounts receivable and accounts payable during the year ended December 31, 2004.

      - The Company's operations in Australia failed to identify certain rebates that were not recorded related to a 2004 program, which resulted in an error in the December 31, 2004 financial statements. The communications process whereby new contracts are forwarded to regional finance personnel did not include communicating significant modifications to contracts. Accordingly, internal control in relation to the communication of rebate arrangements (between the product manager/country manager and the finance team) and assessments as to whether the terms and conditions for rebates have been achieved did not operate effectively. This error resulted in an overstatement of cost of revenue and the understatement of vendor receivables that would have reduced accounts payable, resulting in an overstatement of accounts payable in the 2004 financial statements.

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

     The changes in the Company's internal control over financial reporting described in the previous paragraph were implemented subsequent to the quarter ended March 31, 2005. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A Complaint was filed on January 4, 2005 against the Company in the Circuit Court for Baltimore County, Maryland, Case No. 03-C-05-000067 CN, entitled Iridium Satellite, LLC, Plaintiff v. Brightpoint, Inc., Defendant. The matter was removed to the United States District Court, District of Maryland, Baltimore Division. In the Complaint, the Plaintiff alleges claims of trover and conversion, fraudulent misrepresentation and breach of contract. All claims relate to the ownership and disposition of 1,500 Series 9500 satellite telephones. The Plaintiff seeks damages in the amount of $750,000 with interest and costs. The Company continues to dispute these claims and intends to defend this matter vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During the first quarter of 2005, the Company repurchased approximately 227 thousand shares of its own common stock at an average price of $19.35 per share, totaling $4.4 million. As of March 31, 2005, approximately $11.6 million may be used to purchase shares under this program. Detail of the repurchases is provided in the table below.

                                                             Total number of shares       Total amount       Maximum dollar value of
                           Total number                       purchased as part of     purchased as part     shares that may yet be
                             of shares      Average price    the publicly announced     of the publicly        purchased under the
Month of purchase            purchased     paid per share            program           announced program             program
-----------------            ---------     --------------    ----------------------    -----------------     -----------------------
January 2005                   150,300         $19.38                     150,300           $2,915,706               $13,071,524
February 2005                   75,000         $19.25                      75,000           $1,445,495               $11,626,029
March 2005                       2,100         $18.04                       2,100              $37,922               $11,588,107
                               -------         ------                     -------           ----------               -----------
Total/Average                  227,400         $19.35                     227,400           $4,399,123               $11,588,107
                               =======         ======                     =======           ==========               ===========

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

            The list of exhibits is hereby incorporated by reference to the
            Exhibit Index on page 39 of this report.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Brightpoint, Inc.
                               -----------------
                                 (Registrant)


Date:    May 9, 2005           /s/ Robert J. Laikin
     -------------------       ---------------------------------------
                               Robert J. Laikin
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)


Date:    May 9, 2005           /s/ Lisa M. Kelley
     -------------------       ---------------------------------------
                               Lisa M. Kelley
                               Senior Vice President, Corporate Controller and
                               Chief Accounting Officer and acting Chief
                               Financial Officer (Principal Accounting Officer
                               and acting Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------


   10.1        Summary Sheet of Director and Executive Officer Compensation.

   31.1        Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act of 1934, implementing
               Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2        Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act of 1934 implementing
               Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 of the
               Sarbanes-Oxley Act of 2002.

   32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 of the
               Sarbanes-Oxley Act of 2002.

   99.1        Cautionary Statements.