Form 10-Q
period 2005-06-30
BRIGHTPOINT INC
filed 2005-08-09
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        June 30, 2005
                               -------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to
                               ----------------------    -----------------------

Commission file number:    0-23494
                       -------------

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

Number of shares of the registrant's common stock outstanding at August 5, 2005:
17,981,282 shares, excluding 2,076,650 treasury shares

                                BRIGHTPOINT, INC.
                                      INDEX



                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Income
                  Three and Six Months Ended June 30, 2005 and 2004.............................3

         Consolidated Balance Sheets
                  June 30, 2005 and December 31, 2004...........................................4

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2005 and 2004.......................................5

         Notes to Consolidated Financial Statements.............................................6

         ITEM 2

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................19

         ITEM 3

         Quantitative and Qualitative Disclosures about Market Risk............................37

         ITEM 4

         Controls and Procedures...............................................................38

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings.....................................................................40

         ITEM 2

         Unregistered Sales of Equity Securities and Use of Proceeds...........................41

         ITEM 4

         Submission of Matters to a Vote of Security Holders...................................41

         ITEM 6

         Exhibits..............................................................................42

         Signatures............................................................................43


                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                BRIGHTPOINT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30,                              June 30,
                                                              ------------------------------        ------------------------------
                                                                  2005              2004                2005               2004
                                                              -----------        -----------        -----------        -----------
Revenue
     Distribution revenue                                     $   437,900        $   397,509        $   844,624        $   775,451
     Logistic services revenue                                     86,040             65,565            164,929            127,833
                                                              -----------        -----------        -----------        -----------
Total revenue                                                     523,940            463,074          1,009,553            903,284

Cost of revenue
     Cost of distribution revenue                                 423,464            382,717            814,049            747,378
     Cost of logistic services revenue                             68,856             53,714            135,587            105,196
                                                              -----------        -----------        -----------        -----------
Total cost of revenue                                             492,320            436,431            949,636            852,574

Gross profit                                                       31,620             26,643             59,917             50,710

Selling, general and administrative expenses                       23,608             19,678             46,461             39,551
Facility consolidation charge (benefit)                                 -               (215)             1,203               (215)
                                                              -----------        -----------        -----------        -----------
Operating income from continuing operations                         8,012              7,180             12,253             11,374

Interest expense                                                      687                549              1,272              1,018
Interest income                                                      (235)              (302)              (446)              (503)
Net other expenses                                                    265                401                467                970
                                                              -----------        -----------        -----------        -----------
Income from continuing operations before income taxes               7,295              6,532             10,960              9,889

Income tax expense                                                  2,189              1,742              3,288              2,745
                                                              -----------        -----------        -----------        -----------
Income from continuing operations                                   5,106              4,790              7,672              7,144

Discontinued operations:
    Loss from discontinued operations                                (204)              (416)              (234)              (757)
    Gain (loss) on disposal of discontinued operations                 (3)              (410)               335             (4,644)
                                                              -----------        -----------        -----------        -----------
Total discontinued operations                                        (207)              (826)               101             (5,401)

                                                              -----------        -----------        -----------        -----------
Net income                                                    $     4,899        $     3,964        $     7,773        $     1,743
                                                              ===========        ===========        ===========        ===========

Basic per share:
    Income from continuing operations                         $      0.29        $      0.25        $      0.43        $      0.37
    Discontinued operations                                         (0.01)             (0.04)              0.01              (0.28)
                                                              -----------        -----------        -----------        -----------
    Net income                                                $      0.28        $      0.21        $      0.44        $      0.09
                                                              ===========        ===========        ===========        ===========

Diluted per share:
    Income from continuing operations                         $      0.28        $      0.24        $      0.42        $      0.36
    Discontinued operations                                         (0.01)             (0.04)              0.01              (0.27)
                                                              -----------        -----------        -----------        -----------
    Net income                                                $      0.27        $      0.20        $      0.43        $      0.09
                                                              ===========        ===========        ===========        ===========

Weighted average common shares outstanding:
    Basic                                                          17,647             19,050             17,685             19,160
                                                              ===========        ===========        ===========        ===========
    Diluted                                                        18,230             19,622             18,272             19,784
                                                              ===========        ===========        ===========        ===========


See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                                              JUNE 30,          December 31,
                                                                2005               2004
                                                             ----------         -----------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  75,541         $  72,120
  Pledged cash                                                   12,746            13,830
  Accounts receivable (less allowance for doubtful
    accounts of $6,560 and $6,215, respectively)                136,758           148,321
  Inventories                                                   116,975           110,089
  Contract financing receivable                                  18,148            14,022
  Other current assets                                           27,210            23,132
                                                              ---------         ---------
Total current assets                                            387,378           381,514

Property and equipment, net                                      27,566            27,503
Goodwill and other intangibles, net                              19,854            21,981
Other assets                                                      4,686             6,586
                                                              ---------         ---------
Total assets                                                  $ 439,484         $ 437,584
                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 199,267         $ 201,621
  Accrued expenses                                               60,952            61,851
  Unfunded portion of contract financing receivable              26,477            23,375
  Lines of credit                                                 5,648                 -
                                                              ---------         ---------
Total current liabilities                                       292,344           286,847
                                                              ---------         ---------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                     -                 -

Shareholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares
      authorized; no shares issued or outstanding                     -                 -
  Common stock, $0.01 par value: 100,000 shares
      authorized; 20,016 and 19,499 issued in 2005 and
      2004, respectively;                                           200               195
  Additional paid-in capital                                    245,205           233,768
  Unearned compensation                                          (9,397)                -
  Treasury stock, at cost, 2,077 and 1,606 shares in
  2005 and 2004, respectively                                   (33,013)          (24,010)
  Retained earnings (deficit)                                   (56,195)          (63,968)
  Accumulated other comprehensive income                            340             4,752
                                                              ---------         ---------
Total shareholders' equity                                      147,140           150,737
                                                              ---------         ---------
Total liabilities and shareholders' equity                    $ 439,484         $ 437,584
                                                              =========         =========


See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                           2005             2004
                                                                         --------         --------
OPERATING ACTIVITIES
Net income                                                               $  7,773         $  1,743
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                         5,811            5,225
      Discontinued operations                                                (101)           5,401
      Net cash used in discontinued operations                                (16)          (1,515)
      Pledged cash requirements                                             1,084              447
      Non-cash compensation                                                   677                -
      Facility consolidation charge (benefit)                               1,203             (215)
     Changes in deferred income taxes                                      (1,516)               -
      Income tax benefits from exercise of stock options                      588                -
      Changes in operating assets and liabilities, net of
          effects from acquisitions and divestitures:
           Accounts receivable, net                                         6,315            4,589
           Inventories, net                                               (10,906)          (5,560)
           Other operating assets                                          (5,006)          (1,677)
           Accounts payable                                                 5,385          (14,658)
           Accrued expenses                                                 3,428           (5,760)
                                                                         --------         --------
Net cash provided by (used in) operating activities                        14,719          (11,980)

INVESTING ACTIVITIES
(Increase) Decrease in funded contract financing receivables, net            (947)           7,537
Capital expenditures                                                       (5,966)          (3,465)
Purchase acquisitions, net of cash acquired                                  (337)            (601)
Proceeds from sale of Ireland and Brazil operations                             -              576
Decrease (increase) in other assets                                         2,929             (467)
                                                                         --------         --------
Net cash provided by (used in) investing activities                        (4,321)           3,580

FINANCING ACTIVITIES
Purchase of treasury stock                                                 (9,004)         (19,997)
Net proceeds (payments) on revolving credit facilities                      5,606          (15,639)
Pledged cash requirements - financing                                           -            5,000
Proceeds from common stock issuances under employee stock
   option and purchase plans                                                  781              371
                                                                         --------         --------
Net cash used in financing activities                                      (2,617)         (30,265)

Effect of exchange rate changes on cash and cash
   equivalents                                                             (4,360)          (2,250)
                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents                        3,421          (40,915)
Cash and cash equivalents at beginning of period                           72,120           98,879
                                                                         --------         --------

Cash and cash equivalents at end of period                               $ 75,541         $ 57,964
                                                                         ========         ========


See accompanying notes.

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

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

The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Income for the three and six months ended June 30, 2005 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2005 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

Due to seasonal factors, the Company's interim results may not be indicative of annual results.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K/A for the year ended December 31, 2004. For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended.

NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each period, and diluted net income per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The table below presents a reconciliation of the income per share calculations (in thousands, except per share data):

                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30,                             June 30,
                                                              -----------------------------         ----------------------------
                                                                  2005               2004             2005              2004
                                                              -----------------------------         ----------------------------
Income from continuing operations                             $       5,106        $  4,790         $    7,672        $    7,144
Discontinued operations                                                (207)           (826)               101            (5,401)
                                                              -----------------------------         ----------------------------
Net income                                                    $       4,899        $  3,964         $    7,773        $    1,743
                                                              =============================         ============================

Basic:
   Weighted average shares outstanding                               17,647          19,050             17,685            19,160
                                                              =============================         ============================

   Per share amount:
      Income from continuing operations                       $        0.29        $   0.25         $     0.43        $     0.37
      Discontinued operations                                         (0.01)          (0.04)              0.01             (0.28)
                                                              -----------------------------         ----------------------------
   Net income per share                                       $        0.28        $   0.21         $     0.44        $     0.09
                                                              =============================         ============================

Diluted:
   Weighted average shares outstanding                               17,647          19,050             17,685            19,160
     Net effect of dilutive stock options, restricted
     stock units and restricted stock awards, based on
     the treasury stock method using average market
     price                                                              583             572                587               624
                                                              -----------------------------         ----------------------------
   Total weighted average shares outstanding                         18,230          19,622             18,272            19,784
                                                              =============================         ============================

   Per share amount:
      Income from continuing operations                       $        0.28        $   0.24         $     0.42        $     0.36
      Discontinued operations                                         (0.01)          (0.04)              0.01             (0.27)
                                                              -----------------------------         ----------------------------
   Net income per share                                       $        0.27        $   0.20         $     0.43        $     0.09
                                                              =============================         ============================

STOCK OPTIONS

The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. The table below presents a reconciliation of the Company's pro forma net income giving effect to the estimated compensation expense related to stock options and the Company's Employee Stock Purchase Plan ("ESPP") that would have been reported if the Company utilized the fair value method (in thousands, except per share data):


                                                                   Three months ended                  Six months ended
                                                                        June 30,                             June 30,
                                                               ---------------------------------------------------------------
                                                                  2005            2004                 2005              2004
                                                               ---------------------------------------------------------------
Net income as reported                                         $  4,899          $  3,964          $  7,773          $  1,743
    Add back; stock compensation included in Net income             677                                 677
                                                               ---------------------------------------------------------------
    Stock-based compensation cost, net of related tax
       effects, that would have been included in the
       determination of net income if the fair value
       method had been applied                                      (930)             (717)           (1,499)           (1,180)
                                                               ---------------------------------------------------------------
Pro forma net income                                           $   4,646         $   3,247         $   6,951         $     563
                                                               ===============================================================

Basic earnings per share:
    Net income as reported                                     $    0.28         $    0.21         $    0.44         $    0.09
    Add back; stock compensation included in Net income             0.04                                0.04
                                                               ---------------------------------------------------------------
    Stock-based compensation cost, net of related tax
       effects, that would have been included in the
       determination of net income if the fair value
       method had been applied                                     (0.06)            (0.04)            (0.09)            (0.06)
                                                               ---------------------------------------------------------------
    Pro forma net income                                       $    0.26         $    0.17         $    0.39         $    0.03
                                                               ===============================================================

Diluted earnings per share:
    Net income as reported                                     $    0.27         $    0.20         $    0.43         $    0.09
    Add back; stock compensation included in Net income             0.04                                0.04
                                                               ---------------------------------------------------------------
    Stock-based compensation cost, net of related tax
       effects, that would have been included in the
       determination of net income if the fair value
       method had been applied                                     (0.06)            (0.04)            (0.09)            (0.06)
                                                               ---------------------------------------------------------------
    Pro forma net income                                       $    0.25         $    0.16         $    0.38         $    0.03
                                                               ===============================================================


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three and six months ended June 30, 2005 and 2004, respectively. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $205 thousand for the six months ended June 30, 2005 and $5.4 million for the year ended December 31, 2004. On April 15, 2005 the United States Securities and Exchange Commission adopted an amendment to rule 4-01(a) of Regulation S-X regarding the compliance date for Statement of Financial Accounting Standards No 123 (revised 2004), Share-Based Payment. The amendment requires the Company to delay its implementation of SFAS No. 123R until its first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The amendment allows the Company to adopt the provisions of SFAS No 123R earlier than required. The Company is evaluating in which period it will adopt SFAS No. 123R.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and six months ended June 30, 2005 and 2004, are as follows (in thousands):

                                               Three months ended            Six months ended
                                                    June 30,                      June 30,
                                              --------------------------------------------------
                                              2005            2004           2005        2004
                                              --------------------------------------------------
Net income                                    $    4,899   $   3,964      $  7,773     $   1,743
Foreign currency translation amounts              (2,588)     (2,605)       (4,412)         (723)
                                              --------------------------------------------------
Comprehensive income                          $    2,311   $   1,359      $  3,361     $   1,020
                                              ==================================================


2. Facility Consolidation Charge

In September 2004, the Company's Australian subsidiary entered into a new facility lease arrangement, which commenced in the first quarter of 2005. The Company vacated its previous location in Australia in the first quarter of 2005 and recorded a pre-tax charge of $1.2 million, which included approximately $968 thousand for the present value of estimated lease costs, net of an anticipated sublease and non-cash losses on the disposal of assets of approximately $235 thousand. If the Company is unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than this estimate, the Company may incur additional expenses. Reserve activity for the facility consolidation as of June 30, 2005 is as follows (in thousands):

                       Lease
                    Termination        Fixed
                       Costs           Assets          Total
                    -----------       -------         -------
Provisions            $   968         $   235         $ 1,203
Cash usage                (90)              -             (90)
Non-cash usage              -            (221)           (221)
                      -------         -------         -------
March 31, 2005        $   878         $    14         $   892
                      -------         -------         -------

Provisions                  -               -               -
Cash usage               (114)              -            (114)
Non-cash usage            (11)             (7)            (18)
                      -------         -------         -------
JUNE 30, 2005         $   753         $     7         $   760
                      =======         =======         =======

3.  Discontinued Operations

Details of discontinued operations are as follows (in thousands):


                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                           -------------------------------------------------------
                                                             2005            2004           2005            2004
                                                           -------         -------         -------         -------
Revenue                                                    $     -         $     -         $     -         $ 4,037
                                                           =======         =======         =======         =======

Gain (loss) from discontinued operations
    Net operating loss                                     $  (103)        $   (49)        $  (131)        $  (384)
    2001 restructuring plan charges                           (101)           (318)           (103)           (372)
    Other                                                        -             (49)              -              (1)
                                                           -------         -------         -------         -------
 Total gain (loss) from discontinued operations               (204)           (416)           (234)           (757)
                                                           -------         -------         -------         -------

 Gain (loss) on disposal of discontinued operations
    2001 restructuring plan charges                             11             166             346            (285)
    Other                                                      (14)              2             (11)            (24)
    Sale of Brightpoint (Ireland) Limited                        -               6               -          (3,751)
    Sale of Brightpoint do Brazil Ltda                                        (584)                           (584)
                                                           -------         -------         -------         -------
Total gain (loss) on disposal of discontinued                   (3)           (410)            335          (4,644)
operations
                                                           -------         -------         -------         -------

Total discontinued operations                              $  (207)        $  (826)        $   101         $(5,401)
                                                           =======         =======         =======         =======


Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                             JUNE 30, 2005        December 31, 2004
                                                           ------------------    -------------------
          Total current assets                                $       736            $        551
          Other non-current assets                                      -                     137
                                                           ------------------    -------------------
          Total assets                                        $       736            $        688
                                                           ==================    ===================

          Accounts payable and accrued expenses               $       701            $        770
                                                           ------------------    -------------------
          Total liabilities                                   $       701            $        770
                                                           ==================    ===================


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

2001 Restructuring Plan specific to the China operations
Additionally, pursuant to the 2001 Restructuring Plan, the Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry. In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value of the aggregate $21 million face value of the Chinatron Class B Preference Shares was $1.6 million at June 30, 2005, and December 31, 2004. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations managed by Persequor Limited.

As of December 31, 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                        -------------------------------------------------------
                                                                           2005           2004           2005             2004
                                                                        -------------------------------------------------------
Cash charges:
Employee termination costs                                              $     -         $     -         $     -         $     -
Sale of Brightpoint do Brazil Ltda.                                           -           1,138               -           1,138
Other exit costs                                                            101              17             103              92
                                                                        -------------------------------------------------------
Total cash charges                                                          101           1,155             103           1,230
                                                                        -------------------------------------------------------

Non-cash charges (credits):
Write-off of Brightpoint do Brazil Ltda. net assets                           -            (203)              -            (203)
Impairment of accounts receivable and inventories                             -               -               -               -
Impairment of fixed and other assets                                          -             301               -             614
Income tax effect of restructuring actions                                    -            (597)              -            (618)
Write-off of cumulative foreign currency translation adjustments            (11)             80            (346)            218
                                                                        -------------------------------------------------------
Total non-cash charges (credits)                                              -            (419)           (346)             11
                                                                        -------------------------------------------------------
Total restructuring plan charges                                        $    90         $   736         $  (243)        $ 1,241
                                                                        =======================================================

Utilization of reserves related to the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                                 Lease         Employee
                              Termination     Termination    Other Exit
                                 Costs           Costs          Costs        Total
                              -----------     -----------    ----------     -------
        December 31, 2002        $ 205           $  25         $ 727         $ 957

        Provisions (1)               6               -            41            47
        Cash usage                (201)            (25)         (214)         (440)
        Non-cash usage               -               -          (145)         (145)
                                 -----           -----         -----         -----
        December 31, 2003        $  10           $   -         $ 409         $ 419
                                 -----           -----         -----         -----

        Provisions (1)               -               -            97            97
        Cash usage                 (10)              -          (121)         (131)
        Non-cash usage               -               -          (309)         (309)
                                 -----           -----         -----         -----
        December 31, 2004        $   -           $   -         $  76         $  76
                                 -----           -----         -----         -----

        Cash usage                   -               -           (39)          (39)
        Non-cash usage               -               -            (3)           (3)
                                 -----           -----         -----         -----
        March 31, 2005           $   -           $   -         $  34         $  34
                                 -----           -----         -----         -----

        CASH USAGE                   -               -            (5)           (5)
        NON-CASH USAGE               -               -            (5)           (5)
                                 -----           -----         -----         -----
        JUNE 30, 2005            $   -           $   -         $  24         $  24
                                 =====           =====         =====         =====

     (1) Provisions do not include items that were directly expensed in the period.

4.  Accounts Receivable Transfers

During the six months ended June 30, 2005 and 2004, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the six month ended June 30, 2004, the Company also entered into certain transactions or agreements with banks and other third-party financing organizations in France with respect to a portion of its accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the six months ended June 30, 2005 and 2004, totaled $123 million and $184 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $381 thousand and $541 thousand during the six months ended June 30, 2005 and 2004, respectively. These fees are included as a component of "Net other expenses" in the Consolidated Statements of Income.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the six months ended June 30, 2005 and 2004. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $22 million and $36 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at June 30, 2005 and 2004, respectively. Amounts held by banks or other financing institutions at June 30, 2005 were for transactions related to the Company's Norway and Sweden arrangements. All other arrangements have been terminated or expired.

5. Lines of Credit and Long-term Debt


              CREDIT AGREEMENTS                               OUTSTANDING AT:
                                                  ------------------------------------
              (in thousands)                      JUNE 30, 2005      December 31, 2004
                                                  -------------      -----------------
                      - Asia-Pacific              $        358          $         -
                      - The Americas                         -                    -
                      - Europe                           5,290                    -
                                                  ------------------------------------
                Total                             $      5,648          $         -
                                                  ------------------------------------


At June 30, 2005 and December 31, 2004, the Company was in compliance with the covenants in its credit agreements. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Lines of Credit -Americas Division
On September 23, 2004, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), amended their Amended and Restated Credit Facility (the "Revolver") dated March 18, 2004, between the Borrowers and General Electric Capital Corporation ("GE Capital"). The amendment reduced the required tangible net worth covenant by $20 million and allows for further reductions in tangible net worth equal to the purchase price of any issued and outstanding shares of common stock of the Company repurchased by the Company in the future. GE Capital acted as the agent for a syndicate of banks (the "Lenders"). The Revolver expires in March of 2007. The Revolver provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of $70 million and at June 30, 2005, bears interest, at the Borrowers' option, at the prime rate plus 0.25% or LIBOR plus 1.75%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At June 30, 2005, and December 31, 2004, there were no amounts outstanding under the Revolver with available funding, net of the applicable required availability minimum and letters of credit, of approximately $36 million and $33 million, respectively.

Lines of Credit - Asia-Pacific
In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $38 million U.S. dollars at June 30, 2005). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (totaling 8.63% at June 30, 2005). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At June 30, 2005, and December 31, 2004, there was no amount outstanding under the facility with available funding of $30 million and $32 million, respectively.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. ("Brightpoint Philippines") entered into a credit facility with Banco de Oro. The facility, which matured in April of 2005, provided borrowing availability, up to a maximum amount of 50 million Philippine Pesos. In April of 2005 this facility was amended and renewed for another one year term with Banco de Oro and the borrowing availability was increased to 100 million Pesos (approximately $1.8 million U.S. dollars, at June 30, 2005), and is guaranteed by Brightpoint, Inc. The facility bears interest at the Prime Lending Rate (10.25% at June 30, 2005). At June 30, 2005 and December 31, 2004, the facility had $358 thousand and no amounts outstanding, respectively and available funding of approximately $1.4 million and $889 thousand, respectively. In April of 2004, Brightpoint Philippines entered into another credit facility with Banco de Oro. This facility allows for letters of credit to be issued to one of Brightpoint Philippine's main suppliers up to a total of $4 million. In January 2005, a $2 million letter of credit was issued by Banco de Oro on the Company's behalf to Brightpoint Philippines main supplier and at June 30, 2005, the facility had no amounts outstanding with $2 million of available funding. At December 31, 2004, the facility had no amounts outstanding with available funding of approximately $4 million. The facility bears interest at the Prime Lending Rate (10.25% at June 30, 2005).

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $8.4 million U.S. dollars at June 30, 2005). Future borrowings under the facility will be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (10.15% at June 30, 2004). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At June 30, 2005 and December 31, 2004, there were no amounts outstanding under the facility with available funding of approximately $6.8 million and $8.5 million, respectively.

A $15 million standby letter of credit supporting a credit line issued by a vendor of the Company's Brightpoint Asia Limited subsidiary has been issued by financial institutions on the Company's behalf and was outstanding at June 30, 2005 and December 31, 2004; secured by $12 million of cash, the assets of Brightpoint Asia Limited and a guarantee issued by Brightpoint, Inc. The related cash collateral has been reported under the heading "Pledged cash" in the Consolidated Balance Sheets.

Lines of Credit - Europe
The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.9 million U.S. dollars at June 30, 2005) and bears interest at the SEB Banken Base plus 1% (2.75% at June 30, 2005). The facility is supported by a guarantee provided by the Company. At June 30, 2005 and December 31, 2004, there were no amounts outstanding under this facility. Available funding was approximately $1.9 million and $2.2 million as of June 30, 2005 and December 31, 2004, respectively.

The Company's primary operating subsidiary in France, Brightpoint France, entered into a short-term line of credit facility with Natexis in the first quarter of 2005. The facility has overdraft availability of up to 2.5 million Euro (approximately $3.0 million U.S. dollars at June 30, 2005) and bears interest at the 3-month Euribor rate plus 2.5% (4.61% at June 30, 2005). The facility also provides for short-term cash advances on certain accounts receivable. These advances do not meet the requirements for off-balance sheet financing under generally accepted accounting principles in the United States and, therefore, amounts advanced under this portion of the facility are included on the Consolidated Balance Sheet under lines of credit. The facility is supported by a guarantee provided by the Company and approximately $650 thousand in cash collateral that has been reported under the heading "Pledged cash" in the Consolidated Balance Sheets. At June 30, 2005, there was approximately $5.3 million U.S. dollars outstanding on the facility, with no available funding. Additionally, in April 2004, Brightpoint France, entered into an accounts receivable factoring arrangement with GE Factofrance. The arrangement does not meet the requirements of off-balance sheet financing under current United States generally accepted accounting principles and therefore amounts advanced under this facility against receivables not yet collected by GE Factofrance are included on the Consolidated Balance Sheet under lines of credit. At June 30, 2005, there were no amounts outstanding under this arrangement.

In June 2005, the Company's primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., entered into a revolving credit facility with Tatra banka, a.s. This facility, which matures in May of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 60 million Slovak crowns (approximately $1.9 million U.S. dollars at June 30, 2005). The facility bears interest at the 1-month Bribor rate plus 0.65%. Future borrowings under the facility will be used for general working capital purposes by Brightpoint Slovakia s.r.o.. At June 30, 2005, there were no amounts outstanding under the facility with available funding of approximately $1.9 million. The facility is supported by a guarantee from the Company.

6. Guarantees

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

The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit and long-term debt, for which the liability is recorded in the Company's financial statements. Although the guarantees relating to lines of credit and long-term debt are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in Note 5 to the consolidated financial statements.

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of June 30, 2005, the Company has issued $25 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company's credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $25 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in Note 4. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at June 30, 2005, is approximately $22 million.

The Company has entered into indemnification agreements with its officers and directors, to the extent permitted by law, pursuant to which the Company has agreed to reimburse its officers' and directors' for legal expenses in the event of litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. The Company has a directors and officers insurance policy that may mitigate the potential liability and payments.

7. Operating Segments

The Company's operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessory programs and fees from the provision of logistic services.

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. All amounts presented below exclude the results of operations that have been discontinued. A summary of the Company's operations by segment is presented below (in thousands) for the three and six months ended June 30, 2005 and 2004:

                                                                                             Operating
                                        Distribution   Integrated Logistic      Total      Income (Loss)
                                        Revenue from    Services Revenue       Revenue          from
                                          External        from External     from External    Continuing
                                          Customers         Customers         Customers    Operations (1)
                                         ----------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2005:
THE AMERICAS                             $  122,568        $   37,420        $  159,988        $    7,222
ASIA-PACIFIC                                244,913             6,610           251,523             3,031
EUROPE                                       70,419            42,010           112,429            (2,241)
                                         ----------------------------------------------------------------
                                         $  437,900        $   86,040        $  523,940        $    8,012
                                         ================================================================

Three months ended June 30, 2004:
The Americas                             $   97,904        $   24,069        $  121,973        $    3,832
Asia-Pacific                                241,295            11,623           252,918             2,906
Europe                                       58,310            29,873            88,183               442
                                         ----------------------------------------------------------------
                                         $  397,509        $   65,565        $  463,074        $    7,180
                                         ================================================================
SIX MONTHS ENDED JUNE 30, 2005:
THE AMERICAS                             $  221,641        $   71,373        $  293,014        $   12,758
ASIA-PACIFIC (2)                            490,528            13,914           504,442             4,166
EUROPE                                      132,455            79,642           212,097            (4,671)
                                         ----------------------------------------------------------------
                                         $  844,624        $  164,929        $1,009,553        $   12,253
                                         ================================================================

Six months ended June 30, 2004:
The Americas                             $  193,373        $   46,896        $  240,269        $    6,607
Asia-Pacific                                471,001            22,630           493,631             4,777
Europe                                      111,077            58,307           169,384               (10)
                                         ----------------------------------------------------------------
                                         $  775,451        $  127,833        $  903,284        $   11,374
                                         ================================================================



(1) Certain corporate expenses are allocated to the segments based on total revenue.
(2) Includes $1,203 thousand in facility consolidation charges for Australia (See Note 2 to the Consolidated Financial statements)


                        JUNE 30,       December 31,
                          2005            2004
                        --------       -----------
TOTAL SEGMENT ASSETS:

The Americas (1)        $157,822        $152,401
Asia-Pacific             173,756         160,578
Europe                   107,906         124,605
                        --------        --------
                        $439,484        $437,584
                        ========        ========


(1)  Corporate assets are included in the Americas segment.

8. Contingencies

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

The Company's subsidiary in Sweden, Brightpoint Sweden Ab, ("BP Sweden") has received an assessment from the Swedish Tax Agency ("STA") regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company's liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.4 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.

PART I   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K/A, for the year ended December 31, 2004, as amended, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended.

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

The Company is conducting a review of our operations in France. We are committed to completing our evaluation of our France operations and exploring various strategic alternatives to enhance long-term shareholder value including, but not limited to, the sale, restructuring, closure or other corporate action relating to all or a portion of these operations. We do not expect to disclose developments with respect to the exploration of strategic alternatives for our operations in France unless and until we have entered into a definitive transaction or other action. There can be no assurance that the Company will complete any such sale, restructuring, closure or other action relating to all or a portion of these operations.

RESULTS OF OPERATIONS

REVENUE AND WIRELESS DEVICES HANDLED FOR THE THREE MONTHS ENDED JUNE 30, 2005

(Amounts in 000s)                                                                                            Change from
                                                                 % of                           % of           2004 to
                                          June 30, 2005         Total     June 30, 2004         Total            2005
                                          ------------------------------------------------------------------------------
REVENUE BY DIVISION:
The Americas                                 $159,988              31%        $121,973              26%              31%
Asia-Pacific                                  251,523              48%         252,918              55%              (1)%
Europe                                        112,429              21%          88,183              19%              27%
                                             --------------------------------------------------------------------------
    Total                                    $523,940             100%        $463,074             100%              13%
                                             ==========================================================================

REVENUE BY SERVICE LINE:
Distribution                                 $437,900              84%        $397,509              86%              10%
Logistic services                              86,040              16%          65,565              14%              31%
                                             --------------------------------------------------------------------------
    Total                                    $523,940             100%        $463,074             100%              13%
                                             ==========================================================================

WIRELESS DEVICES HANDLED BY DIVISION:
The Americas                                    7,441              78%           3,747              63%              99%
Asia-Pacific                                    1,701              18%           1,966              33%             (13)%
Europe                                            349               4%             209               4%              66%
                                             --------------------------------------------------------------------------
    Total                                       9,491             100%           5,922             100%              60%
                                             ==========================================================================

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution                                   2,724               29%           2,752              46%              (1)%
Logistic services                              6,766               71%           3,170              54%             113%
                                             --------------------------------------------------------------------------
    Total                                      9,491              100%           5,922             100%              60%
                                             ==========================================================================

Globally, the availability of feature rich wireless devices, wireless network operator promotional activity and compelling pricing by manufacturers continues to induce subscribers to upgrade their wireless devices. Revenue in the second quarter of 2005 was $524 million, an increase of 13% from $463 million in the second quarter of 2004. Wireless devices handled increased by 60% from the second quarter of 2004 with a continued mix shift from product distribution sales to fee-based logistic services. Our fee-based logistic services typically generate less revenue per transaction than our distribution business, which results in a larger increase in units handled than the increase in revenue. The revenue increase was attributable to the increased market demand for our products and services, particularly logistic services which experienced a 113% increase in volume when compared to the second quarter of 2004. Wireless devices sold in our distribution business were relatively unchanged, however revenue increased because of a 7.9% increase in the average selling price of wireless devices on a constant currency basis. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 3 percentage points of the 13% increase in revenue.

Wireless devices handled, as compared to the second quarter of 2004:

         The number of wireless devices sold through our distribution business was relatively unchanged compared to the second quarter of 2004. Our Americas division and Europe division experienced distribution volume increases of 26% and 16%, respectively driven by increased demand and improved product availability for LG, Samsung and Nokia products in North America and High Tech Computer Corporation ("HTC") Qtek branded smart-phones in Europe. These increases were offset by a 29% decline in wireless devices sold through our Brightpoint Asia Limited business primarily because of competitors' trans-shipment of product from Europe and the Middle East into the markets we serve at price points below that which were available to us from our suppliers.

         The number of wireless devices handled through our logistic services business increased 113%, primarily as a result of increased demand from current logistic services customers in the Americas division, including Mobile Virtual Network Operators ("MVNOs") and our entry into the Slovak Republic in July of 2004 as the provider of logistic services for a major network operator.

Revenue by division, as compared to the second quarter of 2004:

         The 31% revenue increase in our Americas division was attributable to a 99% increase in wireless devices handled which generated increased revenue for both the Americas distribution business and integrated logistic services business. Distribution revenue increased 25% and integrated logistic services revenue increased 55%. Wireless devices sold through distribution increased 26% and units handled in logistic services increased 115%. The increase in the Americas division distribution revenue was primarily the result of increased market demand and improved product availability, particularly for LG, Samsung and Nokia products in the United States. The increase in integrated logistic services revenue in the Americas division was primarily attributable to increased demand experienced by our network operator customers, including mobile virtual network operators and expansion of services to existing customers. The percentage increase in logistic services revenue in the Americas division was less than the unit growth rate primarily because of changes in the mix of services provided to certain customers and the mix of volume between customers.

         Revenue in our Asia-Pacific division was relatively unchanged compared to the second quarter of 2004 as increased volumes in Australia, New Zealand and India were offset by a 29% decline in the number of wireless devices sold through our Brightpoint Asia Limited business. An increase in average selling prices in the Asia-Pacific region of approximately 15% from the second quarter of 2004 also partially offset the decline in wireless devices handled through our Brightpoint Asia Limited business. The increases in Australia, New Zealand and India were primarily attributable to increased demand fueled by attractive new product offerings from our suppliers and various network operator promotional programs. The decline in our Brightpoint Asia Limited business was primarily due to competitors' trans-shipment of product from Europe and the Middle East into the markets we serve, at price points below that which were available to us from our suppliers. The increase in average selling prices was the result of higher demand for new higher-priced feature-rich wireless devices primarily driven by operator promotional activities. The increase in average selling prices was also impacted by the effect of an increased proportion of units handled in Australia and New Zealand as compared to Brightpoint Asia Limited, where price points are generally lower.

         The revenue increase in our Europe division of 27% was primarily attributable to a 66% increase in wireless devices handled due to increased sales of HTC's Qtek branded smart-phones, network operator promotional programs in certain markets, our entry into Finland and the Slovak Republic during the second half of 2004 and expansion of electronic prepaid card distribution in certain markets.

Revenue by service line, as compared to the second quarter of 2004:

         We experienced a 10% increase in revenue from product distribution primarily as a result of a 7.9% increase in the average selling price of wireless devices on a constant currency basis and a

         3% favorable impact of exchange rates on average selling prices. The average selling price increase was driven by increased demand and improved product availability for feature-rich products from LG, Samsung and Nokia in the United States and HTC's Qtek branded smart-phones in Europe.

         We experienced a 31% increase in revenue from fee-based integrated logistic services primarily as a result of a 113% growth rate in wireless devices handled because of increased demand from current logistic services customers, increased sales of prepaid wireless airtime and our entry into the Slovak Republic in the second half of 2004. The percentage increase in logistic services revenue was less than the unit growth rate primarily because of changes in the mix of services provided to certain customers and the mix of volume between customers.

Revenue change analysis as compared to the second quarter of 2004:

                                                                                            UNITS    REVENUE
                                                                                            -----    -------
         Effect of change in wireless devices handled on revenue (unit volume)               60%        50%
         Mix shift of wireless devices handled from product distribution to fee-based
            logistic services                                                                          (48%)
         Change in prices                                                                                5%
         Effect of foreign currency                                                                      3%
         Other                                                                                           3%
                                                                                                       ----
            Overall percentage change in revenue                                                        13%


         The table above reconciles our wireless device unit growth rate to our overall revenue growth rate, which includes wireless device revenue realized through logistic services and distribution, as well as, other non-wireless device revenue. Although the number of wireless devices handled grew in the second quarter of 2005 by 60% as compared to the second quarter of 2004, our revenue growth was 13%. Because we experienced a significant shift in sales mix from higher-revenue distribution sales to lower-revenue fee-based logistic services in the second quarter of 2005 when compared to the second quarter of 2004, the effect of the 60% increase in unit volume had a lesser impact on revenue. The effect of the sales mix shift was more noticeable in gross profit and gross margin, which grew 19% and was up 0.2 percentage points, respectively. Fee-based logistic services grew from 54% of total wireless devices handled in 2004 to 71% in 2005.

REVENUE AND WIRELESS DEVICES HANDLED FOR THE SIX MONTHS ENDED JUNE 30, 2005


(Amounts in 000s)
                                                -------------------------------------------------------------------      Change from
                                                                        % of                               % of            2004 to
                                                 June 30, 2005          Total    June 30, 2004             Total             2005
                                                -----------------------------------------------------------------------------------
REVENUE BY DIVISION:
The Americas                                     $  293,014              29%        $  240,269               26%               22%
Asia-Pacific                                        504,442              50%           493,631               55%                2%
Europe                                              212,097              21%           169,384               19%               25%
                                                 --------------------------------------------------------------------------------
    Total                                        $1,009,553             100%        $  903,284              100%               12%
                                                 ================================================================================

REVENUE BY SERVICE LINE:
Distribution                                     $  844,624              84%        $  775,451               86%                9%
Logistic services                                   164,929              16%           127,833               14%               29%
                                                 --------------------------------------------------------------------------------
    Total                                        $1,009,553             100%        $  903,284              100%               12%
                                                 ================================================================================

WIRELESS DEVICES HANDLED BY DIVISION:
The Americas                                         13,055              76%             7,677               66%               70%
Asia-Pacific                                          3,458              20%             3,510               30%               (2)%
Europe                                                  602               4%               413                4%               46%
                                                 --------------------------------------------------------------------------------
    Total                                            17,115             100%            11,600              100%               48%
                                                 ================================================================================

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution                                          5,324              31%             5,122               44%                4%
Logistic services                                    11,791              69%             6,478               56%               82%
                                                 --------------------------------------------------------------------------------
    Total                                            17,115             100%            11,600              100%               48%
                                                 ================================================================================


Revenue in the six months ended June 30, 2005 was $1.0 billion, an increase of 12% from $903 million in the six months ended June 30, 2004. The number of wireless devices handled in the six months ended June 30, 2005 increased by 48% from the six months ended June 30, 2004 with a continued mix shift from product distribution sales to fee-based logistic services. Our fee-based logistic services typically generate less revenue per transaction than our distribution business, which results in a larger increase in units handled than the increase in revenue. The revenue increase was primarily attributable to increased market demand for our products and services, particularly fee-based logistic services which experienced an 82% increase in volume when compared to the six months ended June 30, 2004. Units sold in our distribution business in the six months ended June 30, 2005 increased 4% and revenue increased 9% compared to the six months ended June 30, 2004 primarily because of a 2.3% increase in the average selling price of wireless devices on a constant currency basis. This increase was driven by increased demand and improved product availability for feature-rich products from LG, Samsung and Nokia in the United States and HTC's Qtek branded smart-phones in Europe. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 2 percentage points of the increase in revenue.


Wireless devices handled, as compared to the six months ended June 30, 2004:

         The number of wireless devices sold through our distribution business increased 4% compared to the six months ended June 30, 2004. Our Americas division and Europe divisions experienced volume increases of 15% and 7%, respectively driven by increased demand and improved product availability for feature-rich products from LG, Samsung and Nokia in the United States and HTC's Qtek branded smart-phones in our Europe division. These increases were offset by an 11% decline in wireless devices sold through our Brightpoint Asia Limited business. This decline was primarily due to competitors' trans-shipment of product from Europe and the Middle East during the second quarter of 2005 into the markets we serve, at price points below that which were available to us from our suppliers.

         The number of wireless devices handled through our integrated logistic services business increased 82%, primarily as a result of increased demand from current logistic services customers in the Americas division, including MVNOs, and our entry into the Slovak Republic in July of 2004 as the provider of logistic services for a major network operator.

Revenue by division, as compared to the six months ended June 30, 2004:

         The 22% revenue increase in the Americas division was primarily attributable to a 70% increase in wireless devices handled which generated increased revenue for both the Americas distribution business and integrated logistic services business. Distribution revenue increased 9% and fee-based logistic services revenue increased 29%. Wireless devices sold through distribution increased 15% and units handled in logistic services increased 82%. The increase in the Americas division distribution revenue was primarily the result of increased market demand and improved product availability, particularly for LG, Samsung and Nokia products in the United States. The increase in integrated logistic services revenue was primarily attributable to increased demand experienced by our network operator customers, including MVNOs, and expansion of services to our existing customers. Revenue in the Americas division was also impacted by an increase in sales of prepaid wireless airtime and an increased level of activations in our channel development services business in the United States. The percentage increase in logistic services revenue in the Americas division was less than the unit growth rate due to changes in the mix of services provided to certain customers and the mix of volume between customers.

         Revenue in our Asia-Pacific division increased 2% when compared to the six months ended June 30, 2004, due to an increase in average selling prices in our Asia-Pacific division of approximately 4%. The increase in average selling prices was the result of higher demand for new higher-priced feature-rich wireless devices driven by operator promotional activities. Increased unit volumes in Australia, New Zealand and India were more than offset by an 11% decline in wireless devices sold through our Brightpoint Asia Limited business. The increase in units handled in Australia, New Zealand and India resulted from attractive new product offerings from our suppliers and various network operator promotional programs in certain markets. The decline in our Brightpoint Asia Limited units handled was primarily due to competitors' trans-shipment of product from Europe and the Middle East during the second quarter of 2005 into the markets we serve, at price points below that which were available to us from our suppliers.

         The revenue increase in our Europe division of 25% was primarily attributable to a 46% increase in wireless devices handled due to increased sales of HTC's Qtek branded smart-phones, network operator promotional programs in certain markets, our entry into Finland and the Slovak Republic during the second half of 2004 and expansion of electronic prepaid card distribution in certain markets.

Revenue by service line, as compared to the six months ended June 30, 2004:

         We experienced a 9% increase in revenue from product distribution primarily as a result of a 4% increase in units sold and a 2.3% increase in the average selling price of wireless devices on a constant currency basis. These increases were driven by increased demand and improved product availability for feature-rich products from LG, Samsung and Nokia in the United States and HTC's Qtek branded smart-phones in Europe, partially offset by the decline in units sold by our Brightpoint Asia Limited business as discussed above.

         We experienced a 29% increase in revenue from fee-based integrated logistic services primarily as a result of an 82% growth rate in the number of wireless devices handled due to increased demand from our current logistic services customers, increased sales of prepaid wireless airtime and our entry into the Slovak Republic in the second half of 2004. The percentage increase in fee-based logistic services revenue was less than the unit growth rate due to changes in the mix of services provided to certain customers and the mix of volume between customers.


Gross Profit and Gross Margin


                          Three Months Ended           Six Months Ended              Percent Change
                      -------------------------    -------------------------    ------------------------
(Amounts in 000s)      JUNE 30,       June 30,      June 30,       June 30,     Q2 2004 to   YTD 2004 to
                        2005            2004          2005           2004        Q2 2005       YTD 2005
--------------------------------------------------------------------------------------------------------
Distribution          $  14,436      $  14,792      $  30,575      $  28,073       (2)%            9%
Logistic services        17,184         11,851         29,342         22,637       45%            30%
--------------------------------------------------------------------------------------------------------
Gross profit          $  31,620      $  26,643      $  59,917      $  50,710       19%            18%
--------------------------------------------------------------------------------------------------------

Distribution                3.3%           3.7%           3.6%           3.6%     (.4)pts          0pts
Logistic services          20.0%          18.1%          17.8%          17.7%     1.9pts          .1pts
--------------------------------------------------------------------------------------------------------
Gross margin                6.0%           5.8%           5.9%           5.6%      .2pts          .3pts
--------------------------------------------------------------------------------------------------------


Gross profit and gross margin by service line, as compared to the second quarter of 2004:

         The overall 19% increase in gross profit was primarily attributable to a 60% increase in wireless devices handled and the related 13% increase in total revenue. The 0.2 percentage point increase in gross margin was primarily the result of the shift in the mix of our total revenues from lower margin distribution business to higher margin fee-based logistic services. Logistic services grew from 54% of total wireless devices handled in the second quarter of 2004 to 71% in the second quarter of 2005.

         The 2% decrease in gross profit from product distribution was primarily attributable to a decline in gross margin resulting pricing pressures related to handsets distributed by our Brightpoint Asia Limited operations. During the second quarter of 2005, we experienced declines in volume and gross profit in our Brightpoint Asia Limited business due to competitors' trans-shipment of product from Europe and the Middle East into the markets we serve, at price points below that which were available to us from our suppliers.

         The 45% increase in gross profit from integrated logistic services was attributable to a 31% increase in logistic services revenue and a gross margin increase of 1.9 percentage points. The increase in gross margin from integrated logistic services reflects the positive impact of lower costs per unit resulting from efficiencies and increased logistic services unit volume partially offset by declines in logistic services' average selling prices.

Gross profit and margin by service line, as compared to the six months ended June 30, 2004:

         The overall 18% increase in gross profit was primarily attributable to a 48% increase in wireless devices handled and the related 12% increase in total revenue. The 0.3 percentage point increase in gross margin was primarily the result of the shift in the mix of our total revenues from lower margin distribution business to higher margin fee-based logistic services. Logistic services grew from 56% of total wireless devices handled in the six months ended June 30, 2004 to 69% in the six months ended June 30, 2005.

         The 9% increase in gross profit from product distribution revenue was primarily attributable to a 4% increase in units sold and a 2.3% increase in the average selling price of wireless devices on a constant currency basis, which generated a 9% increase in distribution revenue. Gross margins were consistent on a year-over-year basis at 3.6%.

         The 30% increase in gross profit from integrated logistic services was attributable to a 29% increase in logistic services revenue and a gross margin increase of 0.1 percentage points. The increase in gross margin from integrated logistic services reflects the positive impact of lower costs per unit resulting from efficiencies and increased logistic services unit volume partially offset by declines in logistic services' average selling prices.

Selling, General and Administrative Expenses


                                  Three Months Ended           Six Months Ended                  Percent Change
                               -------------------------   -------------------------      ---------------------------
   (Amounts in 000s)             JUNE 30,     June 30,                       June 30,      Q2 2004 to     YTD 2004 to
                                  2005           2004      June 30, 2005       2004          Q2 2005       YTD 2005
---------------------------------------------------------------------------------------------------------------------
Selling, general and           $  23,608      $  19,678      $  46,461      $  39,551          20%        17%
   administrative expenses
As a percent of revenue              4.5%           4.2%           4.6%           4.4%         .3pts      .2pts
---------------------------------------------------------------------------------------------------------------------


As compared to the second quarter of 2004, SG&A expenses increased 20% in comparison with a 13% increase in revenue and a 19% increase in gross profit. The $3.9 million increase in SG&A spending partially resulted from $900 thousand in employee severance and settlement payments primarily related to the resignations of our Senior Vice President, Corporate Controller and Chief Accounting Officer and Executive Vice President, Chief Financial Officer and Treasurer and settlement of former employee disputes in our France operations and Corporate headquarters. SG&A spending was also impacted by $900 thousand in increased costs in our Americas division due to the increase in wireless devices handled in our logistic services business, an estimated $700 thousand unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, $400 thousand in legal and professional fees related to our on-going evaluation and improvement of our internal controls in France and Australia and $500 thousand in SG&A expense associated with our entry into the Slovak Republic and Finland in the second half of 2004.

As compared to the six months ended June 30, 2004, SG&A expenses increased 17% in comparison with a 12% increase in revenue and an 18% increase in gross profit. The $6.9 million increase in SG&A spending partially resulted from an estimated $1.3 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, $900 thousand in increased costs in our Americas division due to the increase in wireless devices handled in our logistic services business and $900 thousand in employee severance and settlement payments primarily related to the resignations of our Senior Vice President, Corporate Controller and Chief Accounting Officer and Executive Vice President, Chief Financial Officer and Treasurer and settlement of former employee disputes in our France operations and Corporate headquarters. SG&A spending was also impacted by a $950 thousand increase in bad debt expense in our France operations, $500 thousand of professional fees, travel expenses and other costs pertaining to the evaluation of potential geographic expansion opportunities in our Europe and Asia-Pacific divisions which we currently believe will not be consummated, $400 thousand in legal and professional fees related to our on going evaluation and improvement of our internal controls in France and Australia and $1.4 million in SG&A expense associated with our entry into the Slovak Republic and Finland in the second half of 2004.

Facility Consolidation Charge

In September 2004, our Australian subsidiary entered into a new facility lease arrangement, which commenced in the first quarter of 2005. We vacated our previous location in Australia in the first quarter of 2005 and recorded a pre-tax charge of $1.2 million, which included approximately $968 thousand for the present value of estimated lease costs, net of an anticipated sublease, and non-cash losses on the disposal of assets of approximately $235 thousand. If we are unsuccessful in terminating the lease, finding a sub-lessee or if the terms of any sublease are less than this estimate, we may incur additional expenses. See Note 2 to the Consolidated Financial Statements for further discussion.

Operating Income from Continuing Operations


                         Three Months Ended         Six Months Ended                 Percent Change
                      ------------------------   ------------------------     --------------------------
 (Amounts in 000s)     JUNE 30,     June 30,       June 30,    June 30,       Q2 2004 to   YTD 2004 to
                        2005          2004           2005        2004           Q2 2005      YTD 2005
--------------------------------------------------------------------------------------------------------
OPERATING INCOME:
The Americas          $  7,222      $  3,832     $ 12,758      $  6,607            88%           93%
Asia-Pacific (1)         3,031         2,906        4,166         4,777             4%          (13)%
Europe                  (2,241)          442       (4,671)          (10)           NM%            NM%
--------------------------------------------------------------------------------------------------------
    Total             $  8,012      $  7,180     $ 12,253      $ 11,374            12%            8%
========================================================================================================

Includes a facility consolidation charge of $1.2 million for the six months ended June 30, 2005.

As compared to the second quarter of 2004, operating income from continuing operations increased $832 thousand. The increase in operating income from continuing operations was primarily a result of the 13% increase in revenue and an associated 19% increase in gross profit, partially offset by a 20% increase in SG&A expenses. Operating income from continuing operations was negatively impacted primarily due to $900 thousand in employee severance and settlement payments, $800 thousand of operating losses relating to our France operations and $400 thousand in legal and professional fees related to our on-going evaluation and improvement of our internal controls in France and Australia.

The increased operating income from continuing operations for the second quarter of 2005 when compared to the second quarter of 2004 in our Americas division is primarily due to a 99% increase in wireless devices handled, partially offset by increased SG&A costs related to the increase in wireless devices handled in our logistic services business.

The increased operating income from continuing operations for the second quarter of 2005 when compared to the second quarter of 2004 in our Asia-Pacific division is primarily due to the favorable impact of $560 thousand of gross profit from an agreement to retain airtime commissions with a mobile operator in the Asia-Pacific division partially offset by pricing pressures related to handsets distributed through our Brightpoint Asia Limited operations. During the second quarter of 2005 we experienced declines in volume and gross profit in our Brightpoint Asia Limited business due to competitors' trans-shipment of product from Europe and the Middle East into the markets we serve, at price points below that which were available to us from our suppliers.

The operating loss for the second quarter of 2005 in the Europe division was primarily due to operating losses of approximately $800 thousand in France, product write-downs of $556 thousand associated with certain wireless devices at the end of their product life cycle, settlement of former employee disputes of approximately $233 thousand in France and decreased demand for our products and services in Sweden.

As compared to the six months ended June 30, 2004, operating income from continuing operations increased $879 thousand. The increase in operating income from continuing operations was primarily a result of the 12% increase in revenue and an associated 18% increase in gross profit, partially offset by a 17% increase in SG&A expenses. Operating income from continuing operations was negatively impacted by $4.4 million in operating losses relating to our France operations, $500 thousand of professional fees, travel expenses and other costs pertaining to the evaluation of potential geographic expansion opportunities in our Europe and Asia-Pacific divisions which we currently believe will not be consummated, $400 thousand in legal and professional fees related to our on-going evaluation and improvement of our internal controls in France and Australia and the $1.2 million facility consolidation charge in Australia.

Income from Continuing Operations


                                       Three Months Ended              Six Months Ended
                                  ----------------------------    --------------------------
                                     JUNE 30,       June 30,        June 30,       June 30,
    (Amounts in 000s)                  2005          2004             2005           2004
--------------------------------------------------------------------------------------------
Income from continuing            $    5,106      $    4,790      $    7,672      $    7,144
   operations
As a percent of revenue                  1.0%            1.0%            0.8%            0.8%

Diluted shares outstanding            18,230          19,622          18,272          19,784
Income per diluted share from
   continuing operations          $     0.28      $     0.24      $     0.42      $     0.36


Income from continuing operations, as compared to the second quarter of 2004:

Income from continuing operations increased by $316 thousand or 7%. The increase was primarily a result of the 13% increase in revenue and an associated 19% increase in gross profit, partially offset by a 20% increase in SG&A expenses. Income from continuing operations was negatively impacted primarily due to $900 thousand in employee severance and settlement payments, $800 thousand of operating losses relating to our France operations and $400 thousand in legal and professional fees related to our on going evaluation and improvement of our internal controls in France and Australia.

Income per diluted share from continuing operations was $0.28 for the second quarter of 2005, as compared to $0.24 in the second quarter of 2004. The reduction in diluted shares outstanding is attributable to the repurchase of approximately 2.1 million shares of the Company's common stock pursuant to the previously approved and announced share repurchase plans

Income from continuing operations, as compared to the six months ended June 30, 2004:

Income from continuing operations increased by $528 thousand or 7%. The increase was primarily a result of the 12% increase in revenue and an associated 18% increase in gross profit, partially offset by a 17% increase in SG&A expenses. Income from continuing operations was negatively impacted by $4.4 million in operating losses relating to our France operations, $500 thousand of professional fees, travel expenses and other costs pertaining to the evaluation of potential geographic expansion opportunities in our Europe and Asia-Pacific divisions which we currently believe will not be consummated, $400 thousand in legal and professional fees related to our on-going evaluation and improvement of our internal controls in France and Australia and the $1.2 million facility consolidation charge in Australia.

Income per diluted share from continuing operations was $0.42 for the six months ended June 30, 2005, as compared to $0.36 for the six months ended June 30, 2004. The reduction in diluted shares outstanding is attributable to the repurchase of approximately 2.1 million shares of our common stock pursuant to the previously approved and announced share repurchase plans


Discontinued Operations

                                                       Three Months Ended         Six Months Ended
                                                    -----------------------     --------------------
   (Amounts in 000s)                                 JUNE 30,     June 30,      June 30,    June 30,
                                                      2005         2004           2005       2004
----------------------------------------------------------------------------------------------------
Loss from discontinued operations                   $ (204)        $ (416)      $ (234)    $ (757)
Income (loss) on disposal of discontinued
   operations                                           (3)          (410)         335     (4,644)
                                                    -----------------------     --------------------
Total discontinued operations                       $ (207)       $  (826)      $  101    $(5,401)
Loss per diluted share from discontinued
   operations                                       $(0.01)       $ (0.04)      $ 0.01    $ (0.27)

The total loss from discontinued operations in the second quarter of 2005 was primarily attributable to income taxes, professional services and liquidation fees.

The loss on disposal of discontinued operations in the second quarter of 2004 was mostly related to a $584 thousand loss on the sale of the Company's subsidiary, Brightpoint do Brazil Ltda., partially offset by unrealized foreign currency translation gains caused by the strengthening of the U.S. dollar relative to certain foreign currencies.

The total loss from discontinued operations in the six months ended June 30, 2005 was primarily attributable to income taxes, professional services and liquidation fees.

The loss from discontinued operations for the six months ended June 30, 2004 was mainly ascribable to losses incurred in Brightpoint Ireland's operations, an unrealizable asset written off and various professional and liquidation fees. The loss on disposal of discontinued operations for the six months ended June 30, 2004, was primarily attributable to a $3.8 million loss on the sale of Brightpoint Ireland and a $584 thousand loss on the sale of our subsidiary, Brightpoint do Brazil Ltda., partially offset by unrealized foreign currency translation gains caused by the strengthening of the U.S. dollar relative to certain foreign currencies. On February 19, 2004, the Company's subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. The $3.8 million loss included the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.

Net Income

                                 Three Months Ended            Six Months Ended
                               ------------------------    ------------------------
                                 JUNE 30,    June 30,       June 30,     June 30,
   (Amounts in 000s)               2005         2004          2005         2004
-----------------------------------------------------------------------------------
Net income                     $  4,899      $  3,964      $   7,773      $  1,743
As a percent of revenue             0.9%          0.9%           0.8%          0.2%

Diluted shares outstanding       18,230        19,622         18,272        19,784
Earnings per diluted share     $   0.27      $   0.20      $    0.43      $   0.09

Net income increased 24% for the second quarter of 2005 to $4.9 million, or $0.27 per diluted share compared to net income in the second quarter of 2004 of $4.0 million or $0.20 per diluted share. The increase was primarily a result of a 7% increase in income from continuing operations which was attributable to the 13% increase in revenue and an associated 19% increase in gross profit, partially offset by a 20% increase in SG&A expenses. Net income was negatively impacted primarily due to $900 thousand in employee severance and settlement payments, $800 thousand of operating losses relating to our France operations and $400 thousand in legal and professional fees related to our on going evaluation and improvement of our internal controls in France and Australia..

Net income for the six months ended June 30, 2005 was $7.8 million, or $0.43 per diluted share compared to net income in the six months ended June 30, 2004 of $1.7 million or $0.09 per diluted share. The increase was primarily a result of a $5.5 million improvement in discontinued operations and a 7% increase in income from continuing operations which was attributable to the 12% increase in revenue and an associated 18% increase in gross profit, partially offset by a 17% increase in SG&A expenses. Net income for the six months ended June 30, 2005 was negatively impacted by $4.4 million in operating losses relating to our France operations, $500 thousand of professional fees, travel expenses and other costs pertaining to the evaluation of potential geographic expansion opportunities in our Europe and Asia-Pacific divisions which we currently believe will not be consummated, $400 thousand in legal and professional fees related to our on-going evaluation and improvement of our internal controls in France and Australia and the $1.2 million facility consolidation charge in Australia.

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

The details of this measurement are outlined below.


                                           THREE MONTHS ENDED           TRAILING TWELVE MONTHS ENDED
                                        -------------------------       ----------------------------
                                         JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                          2005            2004            2005            2004
                                        ---------       ---------       ---------       ---------
Operating income after taxes:
Operating income from
  continuing operations                 $   8,012       $   7,180       $  31,810       $  29,366
Plus: Facility consolidation charge
  (benefit)                                     -            (215)          1,182             785
Less: Estimated income taxes(1)            (2,404)         (1,857)         (9,889)         (8,183)
                                        ---------       ---------       ---------       ---------
Operating income after taxes            $   5,608       $   5,108       $  23,103       $  21,968
                                        =========       =========       =========       =========
Invested capital:
  Debt                                  $   5,648       $     832       $   5,648       $     832
  Shareholders' equity                    147,140         128,980         147,140         128,980
                                        ---------       ---------       ---------       ---------
   Invested capital                     $ 152,788       $ 129,812       $ 152,788       $ 129,812
                                        =========       =========       =========       =========
Average invested capital (2)            $ 152,631       $ 138,684       $ 144,760       $ 141,543
                                        =========       =========       =========       =========
ROIC (3)                                       15%             15%             16%             16%
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

CASH CONVERSION CYCLE

Management utilizes the cash conversion cycle days metric and its components to evaluate the Company's ability to manage its working capital and its cash flow performance. Cash conversion cycle days and its components for the quarters ending June 30, 2005 and 2004, were as follows:


                                                   Three Months Ended
                                                  ---------------------
                                                  JUNE 30,     June 30,
                                                   2005         2004
                                                  ---------------------
Days sales outstanding in accounts receivable       22            21
Days inventory on-hand                              23            24
Days payable outstanding                           (39)          (39)
                                                  ----           ---
        Cash Conversion Cycle Days                   6             6
                                                  ====           ===

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers, and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detail calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004.

During the second quarters of 2005 and 2004 our cash conversion cycle was 6 days. On year over year basis we have been able to manage our working capital consistently for all the components of cash conversion cycle days.

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

OPERATING ACTIVITIES

For the six months ended June 30, 2005, net cash provided by operating activities was $14.7 million. Net cash provided by operating activities was primarily due to net income of $7.8 million, depreciation and amortization of $5.8 million, a $1.0 million decrease in operating assets and liabilities consisting primarily of a changes in accounts receivable, inventories and accounts payable, a reduction in pledged cash of $1.1 million, partially offset by a change in deferred taxes of $1.5 million.


                       JUNE 30,   December 31,
(Amounts in 000s)       2005         2004
                      --------    ------------

Working capital       $ 95,034     $  94,667
Current ratio          1.33 : 1     1.33 : 1


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

INVESTING ACTIVITIES

For the six months ended June 30, 2005, net cash used by investing activities was $4.3 million. Net cash used by investing activities was primarily due to $6.0 million used for capital expenditures and a $1.0 million increase in funded contract financing receivables. These uses of cash were partially offset by a decrease in other assets due to the repayment of a note receivable that was issued as a part of the divestiture of our former Middle East operations in 2002. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States, the expansion of our warranty and non-warranty repair business in India and moving our operations in Australia into a new facility. We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts, we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The change in contract financing receivables is typically due to timing of product receipts at the end of each quarter.

FINANCING ACTIVITIES

For the six months ended June 30, 2005, net cash used in financing activities was $2.6 million. Net cash used in financing activities was primarily comprised of $9.0 million of repurchases of our common stock, partially offset by net borrowings on credit facilities of $5.6 million. On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During the six months ended June 30, 2005, the Company repurchased approximately 471 thousand shares of its own common stock at an average price of $19.11 per share, totaling $9.0 million. As of June 30, 2005, approximately $7.0 million may be used to purchase additional shares under this program.

Detail of the 2005 repurchases is provided in the table below.

       Issuer purchases of equity securities:


                                                    Total number of           Total amount      Maximum dollar value of
                      Total number     Average    shares purchased as     purchased as part of   shares that may yet be
                       of shares     price paid   part of the publicly        the publicly         purchased under the
Month of purchase      purchased      per share    announced program       announced program             program
-----------------     ------------   ----------   --------------------    --------------------  ------------------------
January 2005            150,300        $19.40         150,300                   $ 2,915,706            $13,071,524
February 2005            75,000        $19.27          75,000                     1,445,495             11,626,029
March 2005                2,100        $18.06           2,100                        37,922             11,588,107
April 2005                    -             -               -                             -             11,588,107
May 2005                216,150        $18.85         216,150                     4,073,923              7,514,184
June 2005                27,500        $19.29          27,500                       530,580              6,983,604
                        -------        ------         -------                   -----------            -----------
Total/Average           471,050        $19.11         471,050                   $ 9,003,626            $ 6,983,604
                        -------        ------         -------                   -----------            -----------


LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of June 30, 2005:

(Amounts in 000s)                       Gross                     Letters of Credit &
                      Commitment     Availability   Outstanding        Guarantees       Net Availability
                      ----------     ------------   -----------   -------------------   ----------------
North America          $  70,000      $ 39,913      $         -       $  4,000            $ 35,913
Australia                 38,120        33,806                -          4,258              29,548
New Zealand                8,369         6,842                -             21               6,821
France                     5,290         5,290            5,290              -                   -
Sweden                     1,921         1,921                -              -               1,921
Slovak Republic            1,893         1,893                -              -               1,893
Philippines                5,786         5,787              358          2,000               3,429
                      ----------      --------      -----------    -----------            --------
Total                  $ 131,379      $ 95,452      $     5,648      $  10,279            $ 79,525
                      ==========      ========      ===========   ============            =========

Additional details on the above lines of credit are disclosed in Note 5 of the Notes to Consolidated Financial Statements. Interest payments were approximately $687 thousand and $1.3 million for the three and six months ended June 30, 2005. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the six months ended June 30, 2005 and 2004, we entered into certain transactions or agreements with banks and other third-party financing organizations in Norway and Sweden, with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. During the six month ended June 30, 2004, we also entered into certain transactions or agreements with banks and other third-party financing organizations in France with respect to a portion of our accounts receivable. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the six months ended June 30, 2005 and 2004, totaled $123 million and $184 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $381 thousand and $541 thousand during the six months ended June 30, 2005 and 2004, respectively. These fees are included as a component of "Net other expenses" in the Consolidated Statements of Income.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. We may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the six months ended June 30, 2005 and 2004. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by us of our subsidiaries' obligations.

Pursuant to these arrangements, approximately $22 million and $36 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at June 30, 2005 and 2004, respectively. Amounts held by banks or other financing institutions at June 30, 2005 were for transactions related to our Norway and Sweden arrangements. All other arrangements have been terminated or expired.

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


The table below shows this calculation.


(Amounts in 000s)                  JUNE 30,    December 31,
                                    2005          2004         % Change
                                  ---------    ------------   ---------
Unrestricted cash                 $  75,541     $  72,120         4.7%
Borrowing availability               79,525        77,146         3.1%
                                  ----------     ---------       ----
Liquidity                         $ 155,066      $ 149,266        3.9%
                                  ==========     =========       ====

As of June 30, 2005, our liquidity increased $5.8 million from December 31, 2004. The increase was driven by increases in both cash and borrowing availability. Cash increased by 5% while borrowing availability increased by 3%.

We routinely make large payments, in certain occasions, in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions, in excess of $10 million. The timing of these payments or collections can cause our cash balances and borrowings to fluctuate throughout the year. During the six months ended June 30, 2005 our largest outstanding borrowings on a given day were approximately $27 million with an average outstanding balance of approximately $14 million.

While it is difficult to quantify the adequacy of our liquidity for future needs, with our unrestricted cash balance and unused borrowing availability, totaling $155 million on June 30, 2005, and a positive quarterly EBITDA, we believe we have adequate liquidity to operate the business with our own resources for the next 12 months and to invest in potential growth opportunities.

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

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. At June 30, 2005 and December 31, 2004, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $18 million and $23 million, respectively. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2004 or 2003. At June 30, 2005, there was no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at June 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's Principal Executive Officer, and its acting Chief Financial Officer ("Principal Financial Officer"), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, solely due to the material weaknesses with respect to our operations in France described in Amendment No. 2 to our Form 10-K for the fiscal year ended December 31, 2004 ("Amendment No. 2"), as to which the process of remediation was ongoing as of June 30, 2005, the Company's disclosure controls and procedures were not effective as of June 30, 2005.

As previously reported in Amendment No. 2, the Company's management revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005. In that report, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management not to be material weaknesses. Subsequent to filing its annual report on Form 10-K, the Company identified errors in its 2004 financial statements and has restated those annual financial statements in Amendment No. 2, which was filed on May 9, 2005. Management concluded that these errors resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management revised its assessment of the effectiveness of the Company's internal control over financial reporting due to the following identified material weaknesses:

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

SUBSEQUENT CONTROL CHANGES

The Company has implemented changes in procedures for the reporting of mobile operator commissions, subsidies and bonuses in its France operations and rebates earned on non-financial key performance metrics in its Australia operations and believes that these changes will assure proper recognition of these items. As part of the assessment of its internal controls over financial reporting, the Company has initiated changes in processes in our France and Australia operations to correct the errors that occurred and to reduce the likelihood that similar errors could occur in the future. In addition, management of the Company, with the assistance of certain members of the Board of Directors, is reviewing the regional financial organizational structure, instituting new financial reporting and revenue recognition controls at all Brightpoint locations, performing supplementary detailed monthly review of accounts by regional and corporate management and executing more frequent internal audits. In France, the Company has implemented a change in reporting structure for personnel as well as a change in personnel, enhanced its balance sheet reconciliation procedures, developed month-end reporting checklists and processes to review and revise certain critical balance sheet accounts, implemented quarter-end reconciliation procedures of significant customer and vendor accounts, and enhanced its operating controls. In Australia, the Company has enhanced the dissemination of written communications with significant vendors relating to rebates, volume bonuses and other incentives and has established a monthly meeting between the Finance Director of our Australia operations, the CFO of our Asia Pacific Division and product sales and operations management to discuss data related to vendor rebates, volume bonuses and other incentives.

Certain of the changes in the Company's internal controls over financial reporting described in the previous paragraph are still on-going. Management believes that the changes previously implemented have alleviated the material weaknesses in internal control with respect to our operations in Australia as of June 30, 2005. Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's subsidiary in Sweden, Brightpoint Sweden Ab, ("BP Sweden") has received an assessment from the Swedish Tax Agency ("STA") regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company's liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.4 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During the six months ended June 30, 2005, the Company repurchased approximately 471 thousand shares of its own common stock at an average price of $19.11 per share, totaling $9.0 million. As of June 30, 2005, approximately $7.0 million may be used to purchase shares under this program. Detail of the 2005 repurchases is provided in the table below.

       Issuer purchases of equity securities:



                                                      Total number of           Total amount        Maximum dollar value of
                      Total number    Average        shares purchased as     purchased as part of    shares that may yet be
                       of shares     price paid    part of the publicly        the publicly         purchased under the
Month of purchase      purchased      per share     announced program       announced program             program
-----------------     ------------   ----------    ---------------------    ---------------------   ------------------------
January 2005          150,300         $  19.40           150,300               $ 2,915,706              $13,071,524
February 2005          75,000         $  19.27            75,000                 1,445,495               11,626,029
March 2005              2,100         $  18.06             2,100                    37,922               11,588,107
April 2005                  -                -                 -                         -               11,588,107
May 2005              216,150         $  18.85           216,150                 4,073,923                7,514,184
June 2005              27,500         $  19.29            27,500                   530,580                6,983,604
                      -------         --------           -------               -----------              -----------
Total/Average         471,050         $  19.11           471,050               $ 9,003,626              $ 6,983,604
                      -------         --------           -------               -----------              -----------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2005, the Company held its Annual Meeting of Shareholders at which time the following matters were approved by the Company's shareholders by the votes indicated:

1)       Election of three Class II Directors:

         Director              Votes Cast "For"          Votes Withheld
         --------             ------------------         --------------
         Robert J. Laikin         15,981,175                462,171
         Robert F. Wagner         15,979,425                463,921
         Richard W. Roedel        16,070,018                373,328

2) Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Accountants for the Fiscal Year ending December 31, 2005:

         Votes Cast "For"         Votes Cast "Against"       Votes "Abstaining"
         ----------------         --------------------       -----------------
         16,186,218                     239,818                    17,311

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)      Exhibits

         The list of exhibits is hereby incorporated by reference to the Exhibit Index on page 44-45 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Brightpoint, Inc.
                                          -----------------
                                             (Registrant)



Date: August  8, 2005                  /s/ Robert J. Laikin
      -----------------                    -------------------------------------
                                           Robert J. Laikin
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: August  8, 2005                  /s/ Anthony W. Boor
      ------------------                   -------------------------------------
                                           Anthony W. Boor
                                           acting Chief Financial Officer
                                           (acting Principal Financial Officer)


Date: August  8, 2005                  /s/ Gregory L. Wiles
      -----------------                    -------------------------------------
                                           Gregory L. Wiles
                                           acting Chief Accounting Officer
                                           (acting Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

   10.1 Amendment No. 4 to the Amended and Restated Employment Agreement dated as of July 1, 1999 between Brightpoint, Inc. and Robert J.
               Laikin dated as of April 7, 2005.*

   10.2 Amendment No. 4 to the Amended and Restated Employment Agreement dated as of July 1, 1999 between Brightpoint, Inc. and J. Mark
               Howell dated as of April 7, 2005.*

   10.3 Amendment No. 5 to the Amended and Restated Employment Agreement dated as of July 1, 1999 between Brightpoint, Inc. and Steven E.
               Fivel dated as of April 7, 2005.*

   10.4 Agreement for Supplemental Executive Retirement Benefit dated as of April 7, 2005 by and between Robert J. Laikin and Brightpoint,
               Inc.*

   10.5 Agreement for Supplemental Executive Retirement Benefit dated as of April 7, 2005 by and between J. Mark Howell and Brightpoint,
               Inc.*

   10.6 Agreement for Supplemental Executive Retirement Benefit dated as of April 7, 2005 by and between Steven E. Fivel and Brightpoint,
               Inc.*

   10.7        Restricted Stock Award Agreement Pursuant to the 2004 Long-Term
               Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin.*

   10.8        Restricted Stock Award Agreement Pursuant to the 2004 Long-Term
               Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell.*

   10.9        Restricted Stock Award Agreement Pursuant to the 2004 Long-Term
               Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel.*

   10.11       Separation Agreement and General Release dated as of June 30,
               2005 by and between Brightpoint, Inc. and Frank Terence**


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

   99.1        Cautionary Statements


* Incorporated by reference to the Registrant's report on Form 8-K filed on April 12, 2005, as amended.

** Incorporated by reference to the Registrant's report on Form 8-K filed on June 30, 2005