Form 10-K/A
period 2004-12-31
BRIGHTPOINT INC
filed 2005-09-01
CIK 918946

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                         (AMENDMENT NO. 3 TO FORM 10-K)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          TO

                                     0-23494
                              (COMMISSION FILE NO.)
                                ----------------

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

================================================================================

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

      Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management to report on internal control over financial reporting. We employed the Internal Control -- Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's management has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005. In that report, management concluded that Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management to not be material weaknesses. Subsequent to filing its annual report on Form 10-K on February 3, 2005, the Company identified errors its financial statements for the year ended December 31, 2004. Management has concluded that these errors resulted from material weaknesses in internal control in the Company's operations in France and Australia. A complete discussion of these material weaknesses, as well as the revised attestation of our independent registered public accounting firm, Ernst & Young LLP, is set forth in Item 9A "Controls and Procedures" beginning on page 31 of this Form 10-K/A.

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

      Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through mobile operators who utilize digital and analog technological standards, such as:

GENERATION                                                                    TECHNOLOGY STANDARDS
----------                                                                    --------------------
1G Analog................................................................     AMPS
2G Digital...............................................................     TDMA, CDMA, GSM, iDEN
2.5G Digital.............................................................     GPRS, EDGE, CDMA 1xRTT
3G Digital...............................................................     W-CDMA/UMTS, CDMA 1xEV-DO

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

      Nokia, our largest supplier of wireless devices and accessories, accounted for approximately 63%, 79% and 63% of purchases for our product distribution business in 2004, 2003, and 2002, respectively. None of our other suppliers accounted for 10% or more of product purchases in 2004, 2003 or 2002. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See -- "COMPETITION."

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

      Internal control weakness could have an adverse effect on us. -- As reported in Item 9A, our management concluded that we had deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal controls as of December 31, 2004. Management is planning appropriate steps to remediate the material weaknesses, as discussed in
Item 9A, but there can be no assurance that we will be able to address these material weaknesses in a timely manner. Insufficient internal controls could result in lack of compliance with contractual agreements and misstatements in our financial statements that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Finally, controls that function effectively today may become inadequate due to changes in conditions.

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

                                    NUMBER OF          AGGREGATE     APPROXIMATE
                                   LOCATIONS(1)     SQUARE FOOTAGE   MONTHLY RENT
                                   -----------      --------------   -------------
The Americas.................           3                753,775     $     401,538
Asia-Pacific.................           5                167,293            94,913
Europe.......................           9                180,740           202,990
                                      ---              ---------     -------------
                                       17              1,101,808     $     699,441
                                      ===              =========     =============

----------

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

      Issuer purchases of equity securities:

                                                                     TOTAL NUMBER                      MAXIMUM
                                                                       OF SHARES    TOTAL AMOUNT   DOLLAR VALUE OF
                                                                     PURCHASED AS   PURCHASED AS     SHARES THAT
                                                                      PART OF THE    PART OF THE     MAY YET BE
                                         TOTAL NUMBER     AVERAGE      PUBLICLY       PUBLICLY        PURCHASED
                                           OF SHARES    PRICE PAID     ANNOUNCED      ANNOUNCED       UNDER THE
PERIOD OF PURCHASE                         PURCHASED     PER SHARE      PROGRAM        PROGRAM         PROGRAM
------------------                       ------------   ----------   ------------   -------------  ---------------
June 1 - 30, 2004................          1,397,500     $ 14.31        1,397,500   $  19,996,773           None
December 1 - 31, 2004............            208,100     $ 19.28          208,100   $   4,012,769   $ 15,987,231
                                           ---------     -------       ----------   -------------   ------------
Total/Average....................          1,605,600     $ 14.95        1,605,600   $  24,009,542   $ 15,987,231
                                           =========     =======       ==========   =============   ============

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

      Our internal control over financial reporting includes those policies and procedures that:

      - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made in accordance with authorizations of the Company's management and directors; and

      - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

      The following table sets forth, for each director, the director's name, age, principal occupation and length of continuous service as a Brightpoint director:

                                CLASS I DIRECTORS
                             (TERM EXPIRES IN 2007)

                                                                                                       DIRECTOR
NAME OF NOMINEE                            AGE           PRINCIPAL OCCUPATION OR EMPLOYMENT              SINCE
---------------                            ----    -----------------------------------------------      -------
Eliza Hermann..........................     43     Vice President, Human Resources Strategy BP plc         2003
V. William Hunt........................     60     Chairman, Hunt Capital Partners, LLC                    2004
Stephen H. Simon.......................     39     President and Chief Executive Officer, Melvin           1994
                                                   Simon & Associates, Inc.

                               CLASS II DIRECTORS
                             (TERM EXPIRES IN 2005)

                                                                                                            DIRECTOR
NAME OF DIRECTOR            AGE                      PRINCIPAL OCCUPATION OR EMPLOYMENT                      SINCE
----------------            ----    -------------------------------------------------------------------      -------
Robert J. Laikin........     41     Chairman of the Board and Chief Executive Officer of the Company            1989
Robert F. Wagner........     70     Partner of Law Firm of Lewis & Wagner                                       1994
Richard W. Roedel.......     55     Chief Executive Officer of Take-Two Interactive Software, Inc.              2002

                               CLASS III DIRECTORS
                             (TERM EXPIRES IN 2006)

                                                                                                           DIRECTOR
NAME OF DIRECTOR             AGE                 PRINCIPAL OCCUPATION OR EMPLOYMENT                         SINCE
----------------            ----  ----------------------------------------------------------------------   -------
Catherine M. Dalton.....     42   Professor, Kelley School of Business at Indiana University                  2002
Marisa E. Pratt.........     40   Vice President -- Finance of Eli Lilly Canada                               2003
Jerre L. Stead..........     62   Retired Chairman and Chief Executive Officer of Ingram Micro Inc.           2000

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

      Marisa E. Pratt has been a director of the Company since January 2003 and is currently a member of the Company's Audit Committee. Since 1991, Ms. Pratt has been employed by Eli Lilly in various finance and treasury related positions. Since October of 2002, Ms. Pratt has been Vice President -- Finance of Eli Lilly Canada.

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

      Schedule II -- Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (a)(3) Exhibits

EXHIBIT
 NUMBER                              DESCRIPTION
-------   ----------------------------------------------------------------------
2.1       Sale and Purchase Agreement between International (Asia
          Pacific) PTE Ltd and Chinatron Group Holdings Limited Dated October 2,
          2001(13)

2.1.1 Amendment dated January 18, 2002 to Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd. and
          Chinatron Group Holding Limited dated October 2, 2001(13)

2.2       Shareholders agreement between Brightpoint India Private Limited,
          Brightpoint Holdings B.V., and Persequor Limited dated November 1,
          2003(20)

2.3 Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(20)

2.4       Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint
          Indiana Corp. dated April 23, 2004.(22)

3.1       Restated Articles of Incorporation of Brightpoint, Inc. (formerly
          Brightpoint Indiana Corp.)(27)

3.2       Amended and Restated By-Laws of Brightpoint, Inc. (formerly
          Brightpoint Indiana Corp.)(27)

4.1       Indenture between the Company and the Chase Manhattan Bank, as
          Trustee(2)

10.1 Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1 Amendment Number 1 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and Continental Stock
          Transfer & Trust Company, as Rights Agent, appointing American Stock
          Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2 Amendment Number 2 to the Rights Agreement (the "Agreement") by and between Brightpoint, Inc. (the "Company") and American Stock Transfer
          & Trust Company, as Rights Agent, dated as of April 12, 2004(25)

10.2      1994 Stock Option Plan, as amended(7)*

10.3      1996 Stock Option Plan, as amended(9)*

10.4      Employee Stock Purchase Plan(5)

10.5      Brightpoint, Inc. 401(k) Plan (2001 Restatement)(12)

10.6      Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1,
          2002(12)

10.7      Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(16)

10.8      2004 Long-Term Incentive Plan(23)*

10.8.1    Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive
          Plan between the Company and Executive Grantee(21)*

10.8.2    Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive
          Plan between the Company and Non-executive Grantee(21)*

10.8.3    Form of Restricted Stock Unit Award Agreement between the Company and
          Grantee(21)*

10.9      Amended and Restated Independent Director Stock Compensation Plan(24)*

10.10     Form of Indemnification Agreement between the Company and Officers(21)

10.10.1 Indemnification Agreement between Brightpoint and Mr. Frank Terence dated July 29, 2003(19)

10.10.2 Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(20)

10.11     Amended and Restated Employment Agreement between the Company and
          Robert J. Laikin dated July 1, 1999(6)*

10.11.1 Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(8)*

10.11.2   Amendment dated January 1, 2003 to Amended and Restated Employment
          Agreement between the

EXHIBIT
 NUMBER                              DESCRIPTION
-------   ----------------------------------------------------------------------
          Company and Robert J. Laikin dated July 1, 1999(16)*

10.11.3   Amendment dated January 1, 2004 to Amended and Restated Employment
          Agreement between the Company and Robert J. Laikin dated July 1,
          1999(20)*

10.12     Amended and Restated Employment Agreement between the Company and J.
          Mark Howell dated July 1, 1999(6)*

10.12.1   Amendment dated January 1, 2001 to the Amended and Restated Employment
          Agreement between the Company and J. Mark Howell dated July 1,
          1999(8)*

10.12.2   Amendment dated January 1, 2003 to Amended and Restated Employment
          Agreement between the Company and J. Mark Howell dated July 1, 1999
          (16)*

10.12.3   Amendment dated January 1, 2004 to Amended and Restated Employment
          Agreement between the Company and J. Mark Howell dated July 1, 1999
          (20)*

10.13     Amended and Restated Employment Agreement between the Company and
          Steven E. Fivel dated July 1, 1999(6)*

10.13.1   Amendment dated January 1, 2001 to the Amended and Restated Employment
          Agreement between the Company and Steven E. Fivel dated July 1,
          1999(8)*

10.13.2   Amendment dated January 1, 2002 to the Amended and Restated Employment
          Agreement between the Company and Steven E. Fivel dated July 1,
          1999(12)*

10.13.3   Amendment dated January 1, 2003 to Amended and Restated Employment
          Agreement between the Company and Steven E. Fivel dated July 1,
          1999(16)*

10.13.4   Amendment dated January 1, 2004 to Amended and Restated Employment
          Agreement between the Company and Steven E. Fivel dated July 1,
          1999(20)*

10.14     Employment Agreement between the Company and Frank Terence dated April
          22, 2002(13)*

10.14.1 Amendment dated January 1, 2003 to the Employment Agreement between the Company and Frank Terence dated April 22, 2002(16)*

10.14.2   Amendment dated January 1, 2004 to Amended and Restated Employment
          Agreement between the Company and Frank Terence dated April 22,
          2002(20)*

10.15     Employment Agreement between the Company and Lisa M. Kelley dated June
          9, 2003(20)*

10.16     Lease Agreement between the Company and Airtech Parkway Associates,
          LLC, dated September 18, 1998(3)

10.17     Lease Agreement between the Company and Harbour Properties, LLC, dated
          April 25, 2000(8)

10.18 Lease Agreement between the Company and DP Industrial, LLC, dated as of October 1, 2004(29)

10.19     Lease Agreement between the Company and Perpetual Trustee Company
          Limited, dated November 10, 2004(31)

10.20     Distributor Agreement dated October 29, 2001 between Nokia Inc. and
          Brightpoint North America L.P.(12)**

10.20.1   Amendment dated December 19, 2002 to distribution agreement dated
          October 29, 2001 between Brightpoint North America L.P. and Nokia
          Inc.(16)**

10.20.2 Amendment No. 2 dated December 31, 2003 to Distributor Agreement between Brightpoint North America, L.P. and Nokia, Inc.(20) **

10.21     Credit Agreement dated as of October 31, 2001 (as amended) among
          Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital
          Corporation(10)**

10.21.1   Amendment No. 2 dated September 27, 2002 to Credit Agreement among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(14)


10.21.2   Amendment No. 3 dated December 13, 2002 to Credit Agreement among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(15)

EXHIBIT
 NUMBER                             DESCRIPTION
-------   ----------------------------------------------------------------------
10.21.3   Amendment No. 4 dated December 13, 2002 to Credit Agreement among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC,
          the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(17)

10.21.4   Amendment No. 5 dated July 7, 2003 to Credit Agreement among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(18)

10.21.5   Amendment No. 6 dated November 3, 2003 to Credit Agreement among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(20)

10.21.6   Amended and Restated Credit Agreement dated as of March 18, 2004 among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(26)**

10.21.7   Amendment dated September 20, 2004 to Credit Agreement among
          Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(28)

10.22     Credit Agreement dated December 24, 2002 between Brightpoint Australia
          Pty Limited, Advanced Portable Technologies Limited and GE Commercial
          Finance(16)

10.23     Credit Agreement dated as of November 28, 2003 between Brightpoint New
          Zealand Limited and GE Capital (NZ) Limited(20)

10.24     Agreement dated June 6, 2002 between the Company and Chanin Capital
          Partners(16) 10.24.1 Amendment dated July 8, 2002 to the Agreement between the Company and Chanin Capital Partners dated June 6, 2002(16)

10.25     Management Services Agreement between the Company and Persequor
          Limited, dated as of October 3, 2004(30)

21        Subsidiaries(31)

23        Consent of Independent Registered Public Accounting Firm(11)

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the
          Sarbanes-Oxley Act of 2002(31)

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the
          Sarbanes-Oxley Act of 2002(31)

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of
          2002(31)

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002(31)

99.1      Cautionary Statements(31)

----------
Footnotes

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

                                         BRIGHTPOINT, INC.

                                         By:       /s/ ROBERT J. LAIKIN
                                            ------------------------------------
                                            Robert J. Laikin
                                            Chairman of the Board and
                                            Chief Executive Officer

Date: August 29, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                             TITLE                               DATE
------------------------------------------      -----------------------------------------------      ---------------
  /s/  ROBERT J. LAIKIN                                        Chairman of the Board                 August 29, 2005
------------------------------------------      Chief Executive Officer and Director (Principal
Robert J. Laikin                                                Executive Officer)

  /s/  ANTHONY W. BOOR                                  acting Chief Financial Officer               August 29, 2005
------------------------------------------           (acting Principal Financial Officer)
Anthony W. Boor

  /s/  GREGORY L. WILES                                 acting Chief Accounting Officer              August 29, 2005
------------------------------------------           (acting Principal Accounting Officer)
Gregory L. Wiles

  /s/  CATHERINE M. DALTON                                          Director                         August 29, 2005
------------------------------------------
Catherine M. Dalton

  /s/  ELIZA HERMANN                                                Director                         August 29, 2005
------------------------------------------
Eliza Hermann

  /s/  V. WILLIAM HUNT                                              Director                         August 29, 2005
------------------------------------------
V. William Hunt

  /s/  MARISA E. PRATT                                              Director                         August 29, 2005
------------------------------------------
Marisa E. Pratt

  /s/  RICHARD W. ROEDEL                                            Director                         August 29, 2005
------------------------------------------
Richard W. Roedel

  /s/  STEPHEN H. SIMON                                             Director                         August 29, 2005
------------------------------------------
Stephen H. Simon

  /s/  JERRE L. STEAD                                               Director                         August 29, 2005
------------------------------------------
Jerre L. Stead

  /s/  ROBERT F. WAGNER                                             Director                         August 29, 2005
------------------------------------------
Robert F. Wagner


                                                                      APPENDIX A

FINANCIAL INFORMATION

  CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reports of Independent Registered Public Accounting Firm........................    A-36
Consolidated Statements of Operations (As Restated).............................    A-39
Consolidated Balance Sheets (As Restated).......................................    A-40
Consolidated Statements of Cash Flows (As Restated).............................    A-41
Consolidated Statements of Shareholders' Equity (As Restated)...................    A-42
Notes to Consolidated Financial Statements (As Restated)........................    A-43
Management's Discussion and Analysis of Financial Condition and Results
 of Operations (As Restated)....................................................    A-73
Operating Segments (As Restated)................................................    A-106
Future Operating Results........................................................    A-107
Financial Market Risk Management................................................    A-108
Other Information...............................................................    A-109

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

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2005, except for the effects of the material weaknesses described in that report as to which the date is May 5, 2005, expressed an unqualified opinion on management's revised assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

                                                   /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 1, 2005, except for Note 19,
as to which the date is May 5, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Brightpoint, Inc.

      We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting (as revised)", that Brightpoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of inadequate controls over recording revenue and cash receipts at one location and inadequate controls over recording rebate transactions at another location based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

                                                 /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 1, 2005, except for the effects of the material weaknesses described above, as to which the date is May 5, 2005

                                BRIGHTPOINT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------------
                                                                              2004                2003              2002
                                                                         ----------------      -----------      -----------
                                                                         (AS RESTATED,
                                                                         SEE FOOTNOTE 19)
                                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
  Distribution revenue .............................................     $     1,559,109  $ 1,540,471      $ 1,048,493
  Logistics services revenue .......................................             300,246      225,905          181,284
                                                                         ---------------  -----------      -----------
Total revenue ......................................................           1,859,355    1,766,376        1,229,777
Cost of revenue
  Cost of distribution revenue .....................................           1,498,396    1,486,166        1,018,913
  Cost of logistics services revenue ...............................             246,902      180,930          141,950
                                                                         ---------------  -----------      -----------
Total cost of revenue ..............................................           1,745,298    1,667,096        1,160,863
                                                                         ---------------  -----------      -----------
Gross profit .......................................................             114,057       99,280           68,914
Selling, general and administrative expenses .......................              83,361       70,124           67,173
Facility consolidation charge (benefit) ............................                (236)       5,461               --
                                                                         ---------------  -----------      -----------
Operating income from continuing operations ........................              30,932       23,695            1,741
Interest expense ...................................................               1,870        1,815            6,172
Interest income ....................................................                (986)        (652)            (379)
Impairment loss on long-term investment ............................                  --           --            8,305
Loss (gain) on debt extinguishment .................................                  --          365          (44,378)
Other expenses .....................................................               1,860        2,251            1,630
                                                                         ---------------  -----------      -----------
Income from continuing operations before income taxes ..............              28,188       19,916           30,391
Income tax expense .................................................               8,230        4,793           15,431
                                                                         ---------------  -----------      -----------
Income from continuing operations before minority interest .........              19,958       15,123           14,960
Minority interest ..................................................                  --          (24)              --
                                                                         ---------------  -----------      -----------
Income from continuing operations ..................................              19,958       15,147           14,960
Discontinued operations:
   Loss from discontinued operations ...............................                (475)      (2,890)         (14,016)
   Loss on disposal of discontinued operations .....................              (5,713)        (528)          (2,617)
                                                                         ---------------  -----------      -----------
Total discontinued operations ......................................              (6,188)      (3,418)         (16,633)
Income (loss) before cumulative effect of a change in accounting
  principle ........................................................              13,770       11,729           (1,673)
Cumulative effect of a change in accounting principle, net of tax ..                  --           --          (40,748)
                                                                         ---------------  -----------      -----------
Net income (loss) ..................................................     $        13,770  $    11,729      $   (42,421)
                                                                         ===============  ===========      ===========

Basic per share:
   Income from continuing operations ...............................     $          1.08  $      0.83      $      0.83
   Discontinued operations .........................................               (0.34)       (0.19)           (0.93)
   Cumulative effect of a change in accounting principle, net of
    tax ............................................................                  --           --            (2.26)
                                                                         ---------------  -----------      -----------
   Net income (loss) ...............................................     $          0.74  $      0.64      $     (2.36)
                                                                         ===============  ===========      ===========

Diluted per share:
   Income from continuing operations ...............................     $          1.04  $      0.80      $      0.83
   Discontinued operations .........................................               (0.32)       (0.18)           (0.93)
   Cumulative effect of a change in accounting principle, net of tax                  --           --            (2.26)
                                                                         ---------------  -----------      -----------
   Net income (loss) ...............................................     $          0.72  $      0.62      $     (2.36)
                                                                         ===============  ===========      ===========

Weighted average common shares outstanding:
   Basic ...........................................................              18,552       18,170           17,996
                                                                         ===============  ===========      ===========
   Diluted .........................................................              19,169       19,002           18,019
                                                                         ===============  ===========      ===========

                             See accompanying notes.

                                BRIGHTPOINT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                          -------------------------------------
                                                                                                2004                2003
                                                                                          ---------------      ----------------
                                                                                           (AS RESTATED)
                                                                                                (AMOUNTS IN THOUSANDS,
                                                                                                EXCEPT PER SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $        72,120      $        98,879
  Pledged cash ......................................................................              13,830               22,042
  Accounts receivable (less allowance for doubtful accounts of $6,215 in 2004 and
   $7,683 in 2003) ..................................................................             148,321              132,944
  Inventories .......................................................................             110,089              108,665
  Contract financing receivable .....................................................              14,022               10,838
  Other current assets ..............................................................              23,132               13,083
                                                                                          ---------------      ---------------
Total current assets ................................................................             381,514              386,451
Property and equipment, net .........................................................              27,503               29,566
Goodwill and other intangibles, net .................................................              21,981               19,340
Other assets ........................................................................               6,586                9,333
                                                                                          ---------------      ---------------
Total assets ........................................................................     $       437,584      $       444,690
                                                                                          ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................................     $       201,621      $       204,242
  Accrued expenses ..................................................................              61,851               60,960
  Unfunded portion of contract financing receivable .................................              23,375               15,697
  Lines of credit ...................................................................                  --               16,207
                                                                                          ---------------      ---------------
Total current liabilities ...........................................................             286,847              297,106
                                                                                          ===============      ===============

                          COMMITMENTS AND CONTINGENCIES


Minority interest ...................................................................                  --                   --
Shareholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or
   outstanding ......................................................................                  --                   --
  Common stock, $0.01 par value: 100,000 shares authorized; 19,499 issued in 2004 and
   19,262 issued and outstanding in 2003 ............................................                 195                  193
  Treasury stock, at cost, 1,606 shares .............................................             (24,010)                  --
  Additional paid-in capital ........................................................             233,768              227,338
  Retained earnings (deficit) .......................................................             (63,968)             (77,738)
  Accumulated other comprehensive income (loss) .....................................               4,752               (2,209)
                                                                                          ---------------      ---------------
Total shareholders' equity ..........................................................             150,737              147,584
                                                                                          ---------------      ---------------
Total liabilities and shareholders' equity ..........................................     $       437,584      $       444,690
                                                                                          ===============      ===============

                             See accompanying notes.

                                BRIGHTPOINT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                            2004           2003           2002
                                                                          --------       --------       --------
                                                                        (AS RESTATED)
                                                                                  (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ...................................................     $ 13,770       $ 11,729       $(42,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization .....................................       10,815         12,733         12,431
   Amortization of debt discount ....................................            -             33          3,709
  Facility consolidation charge (benefit) ...........................         (236)         5,461              -
  Pledged cash requirements .........................................        3,212         (2,308)         1,923
  Change in deferred taxes ..........................................          563          2,010         12,852
  Discontinued operations ...........................................        6,188          3,418         16,633
  Net cash used by discontinued operations ..........................       (1,290)        (2,985)        (9,672)
   Income tax benefits from exercise of stock options ...............        5,418            445              -
  Gain (loss) on debt extinguishment ................................            -            365        (44,378)
  Minority interest .................................................            -             24              -
  Cumulative effect of a change in accounting principle, net of
    tax .............................................................            -              -         40,748
  Impairment loss on long-term investment ...........................            -              -          8,305
  Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
   Accounts receivable ..............................................      (19,744)        (4,306)        70,068
   Inventories ......................................................        1,588        (27,575)        53,888
   Other operating assets ...........................................       (2,103)           806         17,450
   Accounts payable and accrued expenses ............................      (10,439)        55,677        (71,415)
                                                                          --------       --------       --------
Net cash provided by operating activities ...........................        7,742         55,527         70,121
INVESTING ACTIVITIES
Capital expenditures ................................................       (8,343)        (6,057)        (8,671)
Purchase acquisitions, net of cash acquired .........................       (1,634)        (2,880)             -
Cash effect of divestitures .........................................          576          1,328         (3,549)
Decrease in funded contract financing receivables ...................        4,398          5,887         20,750
Decrease (increase) in other assets .................................         (920)           154            169
                                                                          --------       --------       --------
Net cash provided (used) by investing activities ....................       (5,923)        (1,568)         8,699
FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities ........................      (16,500)         2,761        (18,436)
Pledged cash requirements ...........................................        5,000         (5,000)             -
Purchase of treasury stock ..........................................      (24,010)             -              -
Repurchase of convertible notes .....................................            -        (11,980)       (75,015)
Proceeds from common stock issuances under employee stock option and
  purchase plans ....................................................        1,013         12,383            173
                                                                          --------       --------       --------
Net cash used by financing activities ...............................      (34,497)        (1,836)       (93,278)
Effect of exchange rate changes on cash and cash equivalents ........        5,919          2,958            (39)
                                                                          --------       --------       --------
Net increase (decrease) in cash and cash equivalents ................      (26,759)        55,081        (14,497)
Cash and cash equivalents at beginning of year ......................       98,879         43,798         58,295
                                                                          --------       --------       --------
Cash and cash equivalents at end of year ............................     $ 72,120       $ 98,879       $ 43,798
                                                                          ========       ========       ========

                             See accompanying notes.

                                BRIGHTPOINT, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                RETAINED     ACCUMULATED      TOTAL
                                                                 ADDITIONAL   COMPREHENSIVE     OTHER      COMPREHENSIVE
                                  COMMON   TREASURY    PAID-IN    EARNINGS       INCOME      SHAREHOLDERS'    INCOME
                                  STOCK      STOCK     CAPITAL    (DEFICIT)      (LOSS)         EQUITY        (LOSS)
                                  -----      -----     -------    ---------      ------         ------        ------
                                                                (AMOUNTS IN THOUSANDS)
Balance at December 31, 2001      $ 180    $     --   $214,352    $ (47,046)    $ (17,473)    $ 150,013
 Net loss.................           --          --         --      (42,421)           --       (42,421)    $ (42,421)
 Other comprehensive income
  (loss):
  Currency translation of
   foreign investments....           --          --         --           --         5,929         5,929         5,929
  Unrealized loss on
   derivatives, net of
   income tax.............           --          --         --           --           (50)          (50)          (50)
  Common stock issued in
   connection with employee
   stock option and purchase
   plans and related income
   tax benefit............           --          --        172           --            --           172            --
                                  -----    --------   --------    ---------     ---------     ---------     ---------
Balance at December 31, 2002      $ 180    $     --   $214,524    $ (89,467)    $ (11,594)    $ 113,643     $ (36,542)
                                                                                                            =========
2003 Activity:
 Net income...............           --          --         --       11,729            --        11,729     $  11,729
 Other comprehensive income
  (loss):
  Currency translation of
   foreign investments....           --          --         --           --         9,385         9,385         9,385
  Common stock issued in
   connection with employee
   stock option and purchase
   plans and related income
   tax benefit............           13          --     12,814           --            --        12,827            --
                                  -----    --------   --------    ---------     ---------     ---------     ---------
Balance at December 31, 2003      $ 193    $     --   $227,338    $ (77,738)    $  (2,209)    $ 147,584     $  21,114
                                                                                                            =========
2004 Activity (As Restated):
 Net income...............           --          --         --       13,770            --        13,770     $  13,770
 Other comprehensive income
  (loss):
  Currency translation of
   foreign investments....           --          --         --           --         6,961         6,961         6,961
  Purchase of treasury
    stock ................           --     (24,010)        --           --            --       (24,010)           --
  Common stock issued in
   connection with employee
   stock option and purchase
   plans and related income
   tax benefit............            2          --      6,430           --            --         6,432            --
                                  -----    --------   --------    ---------     ---------     ---------     ---------
Balance at December 31, 2004
 (As Restated)............        $ 195    $(24,010)  $233,768    $ (63,968)    $   4,752     $ 150,737     $  20,731
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

   REVENUE RECOGNITION

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The amount of revenue is determined based on either the gross method or the net method. The amount under the gross method includes the value of the product sold while the amount under the net method does not include the value of the product sold.

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

      For logistics service revenue, the criteria of SAB 101 and SAB 104 are met when the Company's logistics services have been performed and, therefore, revenue is recognized at that time. As a part of our logistics services the Company may, in certain circumstances, manage and distribute wireless devices and prepaid recharge cards on behalf of various mobile operators and assumes little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements the Company has an agency relationship in the transaction as defined by EITF 99-19 and recognizes only the fee associated with serving as an agent. In circumstances where the Company acts as the obligor in the purchase and resale of prepaid recharge cards or electronic codes, the Company recognizes the full sales price using the gross method. As part of the logistics services, the Company may provide contract financing services to mobile operators. In these arrangements, the service fee is recorded net and is recognized when products have been shipped. In other logistics services arrangements, the Company receives activation commissions for acquiring subscribers on behalf of mobile operators through its independent dealer agents or through Company-owned stores. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber's service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances when the Company acts as the obligor and determines the commission it will offer to independent dealer/agents, the Company recognizes the full commission earned from the mobile operator using the gross method. In circumstances where the Company is acting as an agent for mobile operators as defined by EITF 99-19, the Company recognizes the revenue using the net method. Performance penalty clauses may be included in certain contracts whereby the Company provides for logistics services within its Americas division. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.

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

      The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2004, are as follows (in thousands):

                                                                          EUROPE    ASIA-PACIFIC     TOTAL
                                                                        ----------  ------------  ----------
Balance at December 31, 2003......................................      $   15,694    $  1,013    $   16,707
Goodwill from acquisitions........................................             555         392           947
Effects of foreign currency fluctuation...........................           1,260          90         1,350
                                                                        ----------    --------    ----------
Balance at December 31, 2004......................................      $   17,509    $  1,495    $   19,004
                                                                        ==========    ========    ==========

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for 2004, 2003 and 2002 (in thousands, except per share data):

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                     2004          2003         2002
                                                                 ------------   ----------   -----------
                                                                 (AS RESTATED)
Income from continuing operations................................  $  19,958    $   15,147   $    14,960
Discontinued operations..........................................     (6,188)       (3,418)      (16,633)
Cumulative effect of a change in accounting principle, net
  of tax.........................................................         --            --       (40,748)
                                                                   ---------    ----------   -----------
Net income (loss)................................................  $  13,770    $   11,729   $   (42,421)
                                                                   =========    ==========   ===========
Basic:
  Weighted average shares outstanding............................     18,552        18,170        17,996
                                                                   =========    ==========   ===========
  Per share amount:
    Income from continuing operations............................  $    1.08    $     0.83   $      0.83
    Discontinued operations......................................      (0.34)        (0.19)        (0.93)
    Cumulative effect of a change in accounting principle,
     net of tax..................................................         --            --         (2.26)
                                                                   ---------    ----------   -----------
    Net income (loss)............................................  $    0.74    $     0.64   $     (2.36)
                                                                   =========    ==========   ===========
Diluted:
  Weighted average shares outstanding............................     18,552        18,170        17,996
  Net effect of dilutive stock options-based on the treasury
   stock method using average market price.......................        617           832            23
                                                                   ---------    ----------   -----------
  Total weighted average shares outstanding......................     19,169        19,002        18,019
                                                                   =========    ==========   ===========
  Per share amount:
    Income from continuing operations............................  $    1.04    $     0.80   $      0.83
    Discontinued operations......................................      (0.32)        (0.18)        (0.93)

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                     2004          2003         2002
                                                                 ------------   ----------   -----------
                                                                 (AS RESTATED)
    Cumulative effect of a change in accounting principle,
     net of tax..................................................         --            --         (2.26)
                                                                   ---------    ----------   -----------
    Net income (loss)............................................  $    0.72    $    (0.62)  $     (2.36)
                                                                   =========    ==========   ===========

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

                                                                              YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         2004          2003        2002
                                                                      ----------    ----------  -----------
                                                                         (AS
                                                                       RESTATED)
Net income (loss) as reported.....................................    $   13,770    $   11,729  $   (42,421)
Stock-based employee compensation cost, net of related tax
  effects, that would have been included in the determination of
  net income (loss) if the fair value method had been applied.....        (2,690)         (713)        (906)
                                                                      ----------    ----------  -----------
Pro forma net income (loss).......................................    $   11,080    $   11,016  $   (43,327)
                                                                      ==========    ==========  ===========

Basic per share:
  Net income (loss), as reported..................................    $     0.74    $     0.64  $     (2.36)
  Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of
   net income (loss) if the fair value method had been applied....         (0.15)        (0.04)       (0.05)
                                                                      ----------    ----------  -----------
  Pro forma net income (loss).....................................    $     0.59    $     0.60  $     (2.41)
                                                                      ==========    ==========  ===========

Diluted per share:
  Net income (loss), as reported..................................    $     0.72    $     0.62  $     (2.36)
  Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of
   net income (loss) if the fair value method had been applied....         (0.14)        (0.04)       (0.05)
                                                                      ----------    ----------  -----------
  Pro forma net income (loss).....................................    $     0.58    $     0.58  $     (2.41)
                                                                      ==========    ==========  ===========

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

                            PRODUCT     LOGISTICS                    OPERATING
                         DISTRIBUTION    SERVICES        TOTAL      INCOME (LOSS)                           ALLOCATED
                         REVENUE FROM  REVENUE FROM   REVENUE FROM      FROM        TOTAL     ALLOCATED    INCOME TAX
                           EXTERNAL      EXTERNAL      EXTERNAL      CONTINUING    SEGMENT   NET INTEREST    EXPENSE
                          CUSTOMERS     CUSTOMERS      CUSTOMERS    OPERATIONS(1)  ASSETS(2)  EXPENSE(3)   (BENEFIT)(3)
                          ---------     ---------      ---------    -------------  ---------  ----------   ------------
2004: (As Restated)
The Americas.......      $   393,883    $ 111,252     $   505,135     $ 21,731    $ 152,401    $   312      $  6,286
Asia-Pacific.......          924,024       44,126         968,150       11,614      160,578        273         3,154
Europe.............          241,202      144,868         386,070       (2,413)     124,605        299        (1,210)
                         -----------    ---------     -----------     --------    ---------    -------      --------
                         $ 1,559,109    $ 300,246     $ 1,859,355     $ 30,932    $ 437,584    $   884      $  8,230
                         ===========    =========     ===========     ========    =========    =======      ========
2003:
The Americas.......      $   394,044    $  75,574     $   469,618     $  3,620    $ 190,077    $   594      $    610
Asia-Pacific.......          962,681       33,116         995,797       14,088      159,005        217         3,117
Europe.............          183,746      117,215         300,961        5,987       95,608        352         1,066
                         -----------    ---------     -----------     --------    ---------    -------      --------
                         $ 1,540,471    $ 225,905     $ 1,766,376     $ 23,695    $ 444,690    $ 1,163      $  4,793
                         ===========    =========     ===========     ========    =========    =======      ========
2002:
The Americas.......      $   418,121    $  75,056     $   493,176     $ (2,031)   $ 173,371    $ 3,109      $ 15,906
Asia-Pacific.......          504,886       22,613         527,499        6,466       84,920      1,717           476
Europe.............          125,486       83,615         209,102       (2,694)      78,011        966          (951)
                         -----------    ---------     -----------     --------    ---------    -------      --------
                         $ 1,048,493    $ 181,284     $ 1,229,777     $  1,741    $ 336,302    $ 5,792      $ 15,431
                         ===========    =========     ===========     ========    =========    =======      ========

----------
(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2) Corporate assets are included in the Americas segment.

(3) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

    Additional segment information is as follows (in thousands):

                                                                                    DECEMBER 31,
                                                                         ----------------------------------
                                                                            2004        2003        2002
                                                                         ----------  ----------  ----------
Long-lived assets:
The Americas(1)....................................................      $   21,952  $   27,121  $   38,274
Asia-Pacific.......................................................          10,608       9,636       7,479
Europe.............................................................          23,510      21,482      16,947
                                                                         ----------  ----------  ----------
                                                                         $   56,070  $   58,239  $   62,700
                                                                         ==========  ==========  ==========

----------
(1) Includes corporate assets.

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

      Reserve activity for the facility consolidation as of December 31, 2004 and 2003 is as follows (in thousands):

                                                  LEASE                  EMPLOYEE
                                               TERMINATION   FIXED     TERMINATION  OTHER EXIT
                                                   COSTS     ASSETS       COSTS       COSTS       TOTAL
                                                   -----     ------       -----       -----       -----
Provisions..............................         $  3,829   $  1,102      $  269      $  261    $  5,461
Cash usage..............................             (450)        --        (269)       (252)       (971)
Non-cash usage..........................               --     (1,102)         --          --      (1,102)
                                                 --------   --------      ------      ------    --------
December 31, 2003.......................         $  3,379   $     --       $  --       $   9    $  3,388
Provisions..............................             (236)        --          --          --        (236)
Cash usage..............................           (3,143)        --          --          (9)     (3,152)
                                                 --------   --------      ------      ------    --------
December 31, 2004.......................         $     --    $    --       $  --       $  --     $    --
                                                 --------   --------      ------      ------    --------

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

5. INCOME TAX EXPENSE (BENEFIT)

      For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

                                YEAR ENDED DECEMBER 31,
                         -------------------------------------
                            2004           2003       2002
                         ----------     ----------  ----------
                         (AS RESTATED)
United States........    $    8,249     $   (6,118) $   29,961
Foreign..............        19,939         26,034         430
                         ----------     ----------  ----------
                         $   28,188     $   19,916  $   30,391
                         ==========     ==========  ==========

      The reconciliation for 2004, 2003 and 2002 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                                 2004           2003     2002
                                                                                -----           ----     ----
                                                                            (AS RESTATED)
Tax at U.S. Federal statutory rate........................................       35.0%          35.0%    35.0%

                                                                                 2004           2003     2002
                                                                                -----           ----     ----
                                                                            (AS RESTATED)
State and local income taxes, net of U.S. Federal benefit.................        1.5           (0.8)    (1.7)
Net benefit of tax on foreign operations..................................      (10.7)         (10.8)    17.4
Other.....................................................................        3.4            0.7      0.1
                                                                                -----           ----     ----
  Effective income tax rate...............................................       29.2%          24.1%    50.8%
                                                                                =====           ====     ====

      Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                         2004          2003        2002
                                                                      ----------    ----------  ----------
                                                                         (AS
                                                                       RESTATED)
Current:
  Federal.......................................................      $    1,979    $   (3,011) $   (1,167)
  State.........................................................             647          (491)        375
  Foreign.......................................................           6,167         6,285       3,371
                                                                      ----------    ----------  ----------
                                                                           8,793         2,783       2,579
                                                                      ----------    ----------  ----------
Deferred:
  Federal.......................................................             710         1,323      11,606
  State.........................................................              86           289         684
  Foreign.......................................................          (1,359)          398         562
                                                                      ----------    ----------  ----------
                                                                            (563)        2,010      12,852
                                                                      ----------    ----------  ----------
                                                                      $    8,230    $    4,793  $   15,431
                                                                      ==========    ==========  ==========

      There was a $455 thousand income tax benefit for 2004 from discontinued operations. In 2003 and 2002, the income tax expense (benefit) from discontinued operations were $164 thousand and $(3.4) million, respectively.

      Components of the Company's net deferred tax after valuation allowance are as follows (in thousands):

                                                                                        DECEMBER 31,
                                                                                 -------------------------
                                                                                     2004         2003
                                                                                 -----------   -----------
                                                                                    (AS
                                                                                  RESTATED)
Deferred tax assets:
  Current:
   Capitalization of inventory costs.......................................      $       189   $       345
   Allowance for doubtful accounts.........................................              904           370
   Accrued liabilities and other...........................................            5,579         2,319
  Noncurrent:
   Depreciation............................................................              475           --
   Other long-term investments.............................................              134         5,210
   Net operating losses and other carryforwards............................           17,224        14,312
                                                                                 -----------   -----------
                                                                                      24,505        22,556
  Valuation allowance......................................................          (13,029)      (15,471)
                                                                                 -----------   -----------
Total deferred tax assets..................................................           11,476         7,085
Deferred tax liabilities:
  Current:
    Other current liabilities..............................................           (2,442)          --
  Noncurrent:
   Depreciation............................................................           (4,931)       (4,160)
   Other assets............................................................           (1,381)       (4,018)
                                                                                 -----------   -----------
Total deferred tax liabilities.............................................           (8,754)       (8,178)
                                                                                 -----------   -----------
Net deferred tax liabilities...............................................      $     2,724   $    (1,093)
                                                                                 ===========   ===========

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

      Details of discontinued operations are as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         2004          2003        2002
                                                                      ----------   ----------   -----------
Revenue..........................................................     $    4,037   $   33,998   $   166,020
                                                                      ==========   ==========   ===========
Loss from discontinued operations
Net operating loss...............................................     $     (354)  $   (2,288)  $    (9,860)
  Restructuring plan charges.....................................           (120)         (65)       (3,753)
  Other..........................................................             (1)        (537)         (403)
                                                                      ----------   ----------   -----------
Total loss from discontinued operations..........................           (475)      (2,890)      (14,016)
                                                                      ----------   ----------   -----------
Gain (loss) on disposal of discontinued operations Restructuring
  plan charges...................................................         (1,340)      (1,634)        1,380

  Net loss on sale of Ireland operations.........................         (3,751)          --            --
  Net loss on sale of Brazil operations..........................           (584)          --            --
  Net loss on sale of Mexico operations..........................             --           --        (2,244)
  Net loss on sale of Middle East operations.....................             --           --          (938)
  Recovery of contingent receivable..............................             --        1,328            --
  Other..........................................................            (38)        (222)         (815)
                                                                      ----------   ----------   -----------
Total gain (loss) on disposal of discontinued operations.........         (5,713)        (528)       (2,617)
                                                                      ----------   ----------   -----------
Total discontinued operations....................................     $   (6,188)  $   (3,418)  $   (16,633)
                                                                      ==========   ==========   ===========

      Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                     2004      2003
                                                                                   -------  ----------
Total current assets........................................................       $   551  $   17,892
Other non-current assets....................................................           137         780
                                                                                   -------  ----------
Total assets................................................................       $   688  $   18,672
                                                                                   =======  ==========
Accounts payable............................................................       $    18  $   10,281
Accrued expenses and other liabilities......................................           752       1,493
                                                                                   -------  ----------
Total liabilities...........................................................       $   770  $   11,774
                                                                                   =======  ==========

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

      As of December 31, 2004 and 2003, actions called for by the 2001 Restructuring Plan were substantially complete, however, the Company expects to continue to record adjustments through discontinued operations as necessary. The Company recorded losses related to the 2001 Restructuring Plan as presented below (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               2004        2003        2002
                                                                            ---------   ---------   ----------
Cash charges (credits):
  Sale of Brazil operations............................................     $   1,138   $      --    $      --
  VAT refund...........................................................          (269)         --           --
  Employee termination costs...........................................            --          20          248
  Lease termination costs..............................................            --          --          592
  Other exit costs.....................................................           214         156        1,129
                                                                            ---------   ---------   ----------
Total cash charges (credits)...........................................         1,083         176        1,969
                                                                            ---------   ---------   ----------
Non-cash charges (credits):
  Loss on investment...................................................          (203)         --         (104)
  Impairment of accounts receivable and inventories of restructured
   operations..........................................................           594          (2)        (848)
  Impairment of fixed and other assets.................................            --          72        3,366
  Income tax effect of restructuring actions...........................          (597)       (125)          65
  Write-off of cumulative foreign currency translation adjustments.....         1,167       1,576       (2,074)
                                                                            ---------   ---------   ----------
Total non-cash charges (credits).......................................           961       1,521          405
                                                                            ---------   ---------   ----------
Total restructuring plan charges.......................................     $   2,044   $   1,697   $    2,375
                                                                            =========   =========   ==========

      Utilization of the 2001 Restructuring Plan charges discussed above is as follows (in thousands):

                                                               LEASE      EMPLOYEE
                                                            TERMINATION  TERMINATION  OTHER EXIT
                                                               COSTS        COSTS        COSTS        TOTAL
                                                               -----        -----        -----        -----
December 31, 2001...................................         $    314    $      619   $    1,810   $    2,743
Provisions(1).......................................              348           502        1,199        2,049
Cash usage..........................................             (457)       (1,096)      (2,093)      (3,646)
Non-cash usage......................................               --            --         (189)        (189)
                                                             --------    ----------   ----------   ----------
December 31, 2002...................................         $    205    $       25   $      727   $      957
Provisions(1).......................................                6            --           41           47
Cash usage..........................................             (201)          (25)        (214)        (440)
Non-cash usage......................................               --            --         (145)        (145)
                                                             --------    ----------   ----------   ----------
December 31, 2003...................................         $     10    $       --    $     409   $      419
Provisions(1).......................................               --            --           97           97
Cash usage..........................................              (10)           --         (121)        (131)
Non-cash usage......................................               --            --         (309)        (309)
                                                             --------    ----------   ----------   ----------
December 31, 2004...................................         $     --     $      --    $      76   $       76
                                                             ========    ==========   ==========   ==========

----------
(1) Provisions do not include items that were directly expensed in the period.

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

10. PROPERTY AND EQUIPMENT

      The components of property and equipment are as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                  2004          2003
                                                                              ------------  ------------
Furniture and equipment.................................................      $    14,941   $    14,675
Information systems equipment and software..............................           69,246        64,692
Leasehold improvements..................................................            6,202         5,550
                                                                              -----------   -----------
                                                                                   90,389        84,917
Less accumulated depreciation...........................................          (62,886)      (55,351)
                                                                              -----------   -----------
                                                                              $    27,503   $    29,566
                                                                              ===========   ===========

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

      The aggregate future minimum payments on the above leases are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2005..........................................................          8,918
2006..........................................................          8,423
2007..........................................................          5,904
2008..........................................................          5,379
2009..........................................................          6,029
Thereafter*...................................................         44,478
                                                                   ----------
                                                                   $   79,131
                                                                   ==========

----------
* Includes approximately $42 million related to the Company's 495,000 square foot facility located in Plainfield, Indiana, which the initial lease term expires in 2019.

12. LINES OF CREDIT

                                                                                      OUTSTANDING AT:
                                                                                ---------------------------
                                                                                DECEMBER 31,   DECEMBER 31,
CREDIT AGREEMENTS                                                                   2004           2003
-----------------                                                               ------------   ------------
 --  Asia-Pacific.........................................................          $ --        $  16,171
 --  The Americas.........................................................            --               --
 --  Europe...............................................................            --               36
                                                                                    ----        ---------
Total.....................................................................          $ --        $  16,207
                                                                                    ====        =========

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

   LINES OF CREDIT -- AMERICAS DIVISION

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

   LINES OF CREDIT -- ASIA-PACIFIC

      In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $38 million U.S. dollars at December 31, 2004). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (totaling 8.34% at December 31,
2004). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2004, there was no amount outstanding under the Facility with available funding of $32 million. At December 31, 2003, there was $11.9 million outstanding under the Facility at an interest rate of approximately 7.8% with available funding of $13.4 million.

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

   LINES OF CREDIT -- EUROPE

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

                                                                         TOTAL NUMBER                    MAXIMUM
                                                                           OF SHARES   TOTAL AMOUNT  DOLLAR VALUE OF
                                                                         PURCHASED AS  PURCHASED AS    SHARES THAT
                                                                          PART OF THE   PART OF THE    MAY YET BE
                                               TOTAL NUMBER    AVERAGE     PUBLICLY      PUBLICLY       PURCHASED
                                                 OF SHARES   PRICE PAID    ANNOUNCED     ANNOUNCED      UNDER THE
QUARTER OF PURCHASE                              PURCHASED    PER SHARE     PROGRAM       PROGRAM        PROGRAM
-------------------                            ------------  ----------  ------------  ------------  ---------------
Second quarter 2004..........................    1,397,500    $ 14.31      1,397,500   $ 19,996,773        None
Fourth quarter 2004..........................      208,100    $ 19.28        208,100   $  4,012,769   $ 15,987,231
                                                 ---------    -------    -----------   ------------   ------------
Total/Average................................    1,605,600    $ 14.95      1,605,600   $ 24,009,542   $ 15,987,231
                                                 =========    =======    ===========   ============   ============

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

   1996 STOCK OPTION PLAN

      The Company also maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Of the 1.8 million common shares reserved for issuance under this plan, 635 thousand and 752 thousand were authorized but unissued at December 31, 2004 and 2003, respectively. Under this plan, 139 thousand shares remain available for grant.

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

   1994 AND 1996 STOCK OPTION PLANS

      The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2004, 2003 and 2002 is as follows:

                                                     2004                     2003                    2002
                                             ---------------------   ----------------------   ---------------------
                                             WEIGHTED                WEIGHTED                 WEIGHTED
                                              AVERAGE                 AVERAGE                  AVERAGE
                                             EXERCISE                EXERCISE                 EXERCISE
                                               PRICE      SHARES       PRICE      SHARES        PRICE      SHARES
                                             --------   ----------   --------   -----------   --------   ----------
Options outstanding, beginning of year....   $  7.00    1,510,911    $ 10.03     3,071,567    $ 20.76    1,643,033
Options granted...........................     18.19      464,000       8.36       104,125       2.94    1,806,241
Options exercised.........................      3.80     (201,815)     10.27    (1,199,042)        --           --
Options canceled..........................     20.25     (137,576)     18.87      (465,739)     22.81     (377,707)
                                             -------    ---------    -------    ----------    -------    ---------
Options outstanding, end of year..........   $  9.45    1,635,520    $  7.00     1,510,911    $ 10.03    3,071,567
                                             -------    ---------    -------    ----------    -------    ---------
Options exercisable, end of year..........   $  8.09      602,838    $ 18.00       326,890    $ 19.48    1,117,751
                                             -------    ---------    -------    ----------    -------    ---------
Option price range at end of year.........       $0.66-$30.18             $0.66-$30.18            $0.66-$54.45
Option price range for exercised shares...       $0.66-$15.65             $0.66-$20.91                 --
Options available for grant at year end...         138,872                  685,663                 324,049
Weighted average fair market value of
  options granted during the year.........          $18.19                   $8.36                   $2.94

      The following table summarizes information about the fixed price stock options outstanding at December 31, 2004.

                                                                             EXERCISABLE
                                     WEIGHTED                      -------------------------------
                       NUMBER         AVERAGE                          NUMBER
                   OUTSTANDING AT    REMAINING       WEIGHTED      OUTSTANDING AT      WEIGHTED
    RANGE OF        DECEMBER 31,    CONTRACTUAL       AVERAGE       DECEMBER 31,        AVERAGE
 EXERCISE PRICES        2004           LIFE       EXERCISE PRICE        2004        EXERCISE PRICE
----------------   --------------   -----------   --------------   --------------   --------------
$ 0.66-$ 2.83           429,024       3 years         $  2.20          179,185          $  2.12
$ 3.86-$ 5.23           495,000       3 years         $  3.89          240,000          $  3.88
$ 5.37-$17.58           530,894       4 years         $ 15.37           97,144          $ 11.95
$18.47-$30.18           180,602       3 years         $ 24.52           86,509          $ 27.77
                      ---------                                        -------
                      1,635,520                                        602,838
                      ---------                                        -------

INDEPENDENT DIRECTOR STOCK COMPENSATION PLAN AND LONG-TERM INCENTIVE PLAN

                                                                               2004
                                                                    -------------------------
                                                                         RESTRICTED SHARES
                                                                    -------------------------
                                                                      INDEPENDENT
                                                                    DIRECTOR STOCK  LONG-TERM
                                                                     COMPENSATION   INCENTIVE
                                                                         PLAN         PLAN
                                                                    --------------  ---------
Restricted shares/units outstanding, beginning of year...........           --           --
  Restricted shares issued.......................................       29,126           --
Restricted units issued..........................................         N/A        12,000
Shares previously restricted.....................................           --           --
                                                                        ------       ------
Restricted shares/units outstanding end of year..................       29,126       12,000
                                                                        ======       ======

      Disclosure of pro forma information regarding net income and earnings per share is required to be presented as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                              2004     2003     2002
                                                                              -----    -----    -----
Risk-free interest rate...............................................        3.36%    2.47%    2.74%
Dividend yield........................................................        0.00%    0.00%    0.00%
Expected volatility...................................................         .85      .85      .84
Expected life of the options (years)..................................        3.24     3.20     2.75

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

      During the fiscal years ended December 31, 2004 and 2003, the Company paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $205,000 and $225,415, respectively, in service fees. In addition, the Company pays certain insurance premiums to the insurance brokerage firm, which premiums were forwarded to the Company's respective insurance carriers. The Company believes that such purchases were made on terms and conditions that were no less than favorable than generally available in the market.

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

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The quarterly results of operations are as follows (in thousands, except per share data):

2004 (AS RESTATED)                                          FIRST        SECOND        THIRD        FOURTH
------------------                                      ------------  -----------  -----------   -----------
Revenue..........................................       $   440,210   $   463,074  $   453,046   $   503,025
Gross profit.....................................            24,068        26,643       28,493        34,854
Income from continuing operations................             2,354         4,790        4,727         8,087
Net income (loss)................................            (2,221)        3,964        4,547         7,480
Basic per share:
  Income from continuing operations..............       $      0.12   $      0.25  $      0.26   $      0.45
  Net income (loss)..............................       $     (0.12)  $      0.21  $      0.25   $      0.42
Diluted per share:
  Income from continuing operations..............       $      0.12   $      0.24  $      0.26   $      0.44
  Net income (loss)..............................       $     (0.11)  $      0.20  $      0.25   $      0.40

2003                                                        FIRST        SECOND        THIRD        FOURTH
----                                                    ------------  -----------  -----------   -----------
Revenue..........................................       $   332,159   $   371,932  $   527,900   $   534,385
Gross profit.....................................            18,463        22,477       26,932        31,407
Income (loss) from continuing operations.........            (1,980)        5,240        5,675         6,211
Net income (loss)................................            (2,848)        4,317        4,844         5,416
Basic per share:
  Income (loss) from continuing operations.......       $     (0.11)  $      0.29  $      0.31   $      0.34
  Net income (loss)..............................       $     (0.16)  $      0.24  $      0.27   $      0.29
Diluted per share:
  Income (loss) from continuing operations.......       $     (0.11)  $      0.28  $      0.30   $      0.32
  Net income (loss)..............................       $     (0.15)  $      0.23  $      0.26   $      0.28

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

CONSOLIDATED STATEMENT OF OPERATIONS

      The following table presents the effect of the Restatement on the consolidated statements of operations for the year ended December 31, 2004:

                                                                                  YEAR ENDED DECEMBER 31, 2004
                                                                                 ------------------------------
                                                                                 (AS PREVIOUSLY
                                                                                    REPORTED)     (AS RESTATED)
                                                                                  (AMOUNTS IN THOUSANDS, EXCEPT
                                                                                         PER SHARE DATA)
Revenue
  Distribution revenue........................................................   $   1,559,109    $   1,559,109
  Logistics services revenue..................................................         306,478          300,246
                                                                                 -------------    -------------
Total revenue.................................................................       1,865,587        1,859,355
Cost of revenue
  Cost of distribution revenue................................................       1,500,105        1,498,396
  Cost of logistics services revenue..........................................         246,709          246,902
                                                                                 -------------    -------------
Total cost of revenue.........................................................       1,746,814        1,745,298
                                                                                 -------------    -------------
Gross profit..................................................................         118,773          114,057
Selling, general and administrative expenses..................................          84,775           83,361
Facility consolidation charge (benefit).......................................            (236)            (236)
                                                                                 -------------    -------------
Operating income from continuing operations...................................          34,234           30,932
Interest expense..............................................................           1,870            1,870
Interest income...............................................................            (986)            (986)
Impairment loss on long-term investment.......................................              --               --
Loss (gain) on debt extinguishment............................................              --               --
Other expenses................................................................           1,860            1,860
                                                                                 -------------    -------------
Income from continuing operations before income taxes.........................          31,490           28,188
Income tax expense............................................................           9,017            8,230
                                                                                 -------------    -------------
Income from continuing operations before minority interest....................          22,473           19,958
Minority interest.............................................................             --               --
                                                                                 -------------    -------------
Income from continuing operations.............................................          22,473           19,958
Discontinued operations:
  Loss from discontinued operations...........................................            (475)            (475)
  Loss on disposal of discontinued operations.................................          (5,713)          (5,713)
                                                                                 -------------    -------------
Total discontinued operations.................................................          (6,188)          (6,188)
Income (loss) before cumulative effect of a change in accounting principle....          16,285           13,770
Cumulative effect of a change in accounting principle, net of tax.............              --               --
                                                                                 -------------    -------------
Net income (loss).............................................................   $      16,285    $      13,770
                                                                                 =============    =============
Basic per share:
  Income from continuing operations...........................................   $        1.21    $        1.08
  Discontinued operations.....................................................           (0.33)           (0.34)
  Cumulative effect of a change in accounting principle, net of tax...........              --               --
                                                                                 -------------    -------------
  Net income (loss)...........................................................   $        0.88    $        0.74
                                                                                 =============    =============
Diluted per share:
  Income from continuing operations...........................................   $        1.17    $        1.04
  Discontinued operations.....................................................           (0.32)           (0.32)
  Cumulative effect of a change in accounting principle, net of tax...........              --               --
                                                                                 -------------    -------------
  Net income (loss)...........................................................   $        0.85    $        0.72
                                                                                 =============    =============
Weighted average common shares outstanding:
  Basic.......................................................................          18,552           18,552
                                                                                 =============    =============
  Diluted.....................................................................          19,169           19,169
                                                                                 =============    =============

CONSOLIDATED BALANCE SHEETS

      The following table presents the effect of the Restatement on the consolidated balance sheet as of December 31, 2004:

                                                                                           DECEMBER 31, 2004
                                                                                     -----------------------------
                                                                                     (AS PREVIOUSLY
                                                                                        REPORTED)    (AS RESTATED)
                                                                                     (AMOUNTS IN THOUSANDS, EXCEPT
                                                                                            PER SHARE DATA)
                                              ASSETS
Current assets:
  Cash and cash equivalents....................................................       $    72,120     $    72,120
  Pledged cash.................................................................            13,830          13,830
  Accounts receivable (less allowance for doubtful accounts of $6,215).........           144,106         148,321
  Inventories..................................................................           109,559         110,089
  Contract financing receivable................................................            14,022          14,022
  Other current assets.........................................................            20,641          23,132
                                                                                      -----------     -----------
Total current assets...........................................................           374,278         381,514
Property and equipment, net....................................................            27,503          27,503
Goodwill and other intangibles, net............................................            21,981          21,981
Other assets...................................................................             6,586           6,586
                                                                                      -----------     -----------
Total assets...................................................................       $   430,348     $   437,584
                                                                                      ===========     ===========
                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................................................       $   191,820     $   201,621
  Accrued expenses.............................................................            61,660          61,851
  Unfunded portion of contract financing receivable............................            23,375          23,375
  Lines of credit..............................................................                --              --
                                                                                      -----------     -----------
Total current liabilities......................................................           276,855         286,847
                                                                                      -----------     -----------
                                  COMMITMENTS AND CONTINGENCIES

Minority interest..............................................................                --              --
Shareholders' equity:
  Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued
   or outstanding..............................................................                --              --
  Common stock, $0.01 par value: 100,000 shares authorized;
     19,499 issued as of 2004..................................................               195             195
     Treasury stock, at cost, 1,606 shares.....................................           (24,010)        (24,010)
  Additional paid-in capital...................................................           233,768         233,768
  Retained earnings (deficit)..................................................           (61,453)        (63,968)
  Accumulated other comprehensive income (loss)................................             4,993           4,752
                                                                                      -----------     -----------
Total shareholders' equity.....................................................           153,493         150,737
                                                                                      -----------     -----------
Total liabilities and shareholders' equity.....................................       $   430,348     $   437,584
                                                                                      ===========     ===========

CONSOLIDATED STATEMENT OF CASH FLOWS

      The following table presents the effect of the Restatement on the consolidated statements of cash flows for the year ended December 31, 2004:

                                                                         YEAR ENDED DECEMBER 31, 2004
                                                                        -------------------------------
                                                                        (AS PREVIOUSLY
                                                                           REPORTED)      (AS RESTATED)
                                                                            (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).................................................       $    16,285      $    13,770
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...................................            10,815           10,815
     Amortization of debt discount................................                --               --
  Facility consolidation charge (benefit).........................              (236)            (236)
  Pledged cash requirements.......................................             3,212            3,212
  Change in deferred taxes........................................               609              563
  Discontinued operations.........................................             6,188            6,188
  Net cash used by discontinued operations........................            (1,290)          (1,290)
     Income tax benefits from exercise of stock options...........             5,418            5,418
  Gain (loss) on debt extinguishment..............................                --               --
  Minority interest...............................................                --               --
  Cumulative effect of a change in accounting principle, net
     of tax.......................................................                --               --
  Impairment loss on long-term investment.........................                --               --
  Changes in operating assets and liabilities, net of
     effects from acquisitions and divestitures:
       Accounts receivable........................................           (15,678)         (19,744)
       Inventories................................................             2,100            1,588
       Other operating assets.....................................            (1,412)          (2,103)
       Accounts payable and accrued expenses......................           (18,370)         (10,439)
                                                                         -----------      -----------
Net cash provided by operating activities.........................             7,641            7,742
INVESTING ACTIVITIES
Capital expenditures..............................................            (8,343)          (8,343)
Purchase acquisitions, net of cash acquired.......................            (1,634)          (1,634)
Cash effect of divestitures.......................................               576              576
Decrease in funded contract financing receivables.................             4,398            4,398
Decrease (increase) in other assets...............................              (920)            (920)
                                                                         -----------      -----------
Net cash provided (used) by investing activities..................            (5,923)          (5,923)
FINANCING ACTIVITIES
Net proceeds (payments) on credit facilities......................           (16,500)         (16,500)
Pledged cash requirements.........................................             5,000            5,000
Purchase of treasury stock........................................           (24,010)         (24,010)
Repurchase of convertible notes...................................                --               --
Proceeds from common stock issuances under employee stock
  option and purchase plans.......................................             1,013            1,013
                                                                         -----------      -----------
Net cash used by financing activities.............................           (34,497)         (34,497)
Effect of exchange rate changes on cash and cash
  equivalents.....................................................             6,020            5,919
                                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents..............           (26,759)         (26,759)
Cash and cash equivalents at beginning of year....................            98,879           98,879
                                                                         -----------      -----------
Cash and cash equivalents at end of year..........................       $    72,120      $    72,120
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

      On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management reporting on internal control over financial reporting. We employed the Internal Control -- Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of the Company has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005, in which management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management to not be a material weakness. Subsequent to filing its annual report on Form 10-K on February 3, 2005, the Company identified errors in its 2004 financial statements. Management has concluded that these errors resulted from material weaknesses in internal control in the Company's operations in France and Australia. As a result, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting.

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

      -     Gross margin percent

      -     Operating income growth

      - Cash conversion cycle, which includes days sales outstanding, days inventory on-hand and days payables outstanding

      -     Net cash provided by operating activities

      -     ROIC

      -     Liquidity

   TRENDS, CHALLENGES, RISKS AND GROWTH OPPORTUNITIES

      Wireless industry trends, challenges, risks and growth opportunities include:

      - Maturation of the industry. It is estimated that there are 1.6 billion wireless subscribers worldwide -- an amount greater than wireline subscribers. Penetration rates are approaching 100% in Western Europe and are as high as 65% in key Asian markets. In the United States, the penetration rate is approximately 59%. Developing markets such as India, China, Russia and Eastern Europe still have relatively lower penetration rates, however, they are growing rapidly. As global penetration rates increase, the wireless device industry will rely more upon the replacement of wireless devices to existing subscribers. The implications for the Company are that replacement sales are becoming a more significant source of revenue. The risks include the predictability of replacement cycles across various markets. We believe that we are currently operating in an environment of increasing replacement sales, which contributed to our growth in 2004. There are no assurances this trend will continue in the future.

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

      - Sales mix shift between product distribution and logistics services. Over the past several years, we have been growing our fee-based logistics services business such that it has become a significant portion of our income generating activity. In 2004, fee-based logistics services represented 47% of our gross profit. Our offering includes services associated with wireless devices and non-wireless device products such as accessories and prepaid recharge cards. A significant portion of the activity in this business is the handling of wireless

                                      A-75
      devices. Fees for these services exclude the value of the product and are generally less than $10 per unit. Distribution revenue, on the other hand, includes the value of the product, which had an average selling price of $142 per unit in 2004. We focus on the handling of wireless devices regardless of whether they are handled as a logistics service or a distribution sale. The disparity in revenue per unit between a logistics service unit and a distribution sale unit combined with shifts in sales mix have created sensitivity in historical revenue patterns. When percentage unit sales mix has shifted from fee-based logistics services toward product distribution sales, we have seen higher percentage increases in revenue relative to the increases in wireless devices handled. Conversely, when percentage unit sales mix has shifted from product distribution sales toward fee-based logistics services, we have seen lower percentage increases in revenue relative to the increases in wireless devices handled. For this reason, we place a high importance on total wireless devices handled in measuring the growth of our business. In 2004, distribution represented 38% while logistics services represented 62% of wireless devices handled. In terms of total revenue, distribution represented 84% and logistics services represented 16%. Our total revenue grew by 5% in 2004 as compared to 2003, while the wireless devices handled grew by 34% in the same period. This difference in growth rates was influenced by a sales mix shift toward logistics services. Contrarily, in 2003, our total revenue grew by 44% while the wireless devices handled grew by 36%. This difference in growth rates was influenced by a sales mix shift toward distribution sales. We expect sales mix shifts, such as these, to occur in future periods.

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

RESULTS OF OPERATIONS -- 2004 COMPARISON TO 2003

   REVENUE AND WIRELESS DEVICES HANDLED

      We estimate that worldwide industry shipments of wireless devices grew approximately 29% to 665 million in 2004. In 2003, we estimate that worldwide industry shipments of wireless devices grew approximately 22%. The total worldwide wireless subscriber base grew to approximately 1.6 billion subscribers at the end of 2004.

      The global wireless device industry, which prior to 2002, grew at a rapid pace through the acquisition of first-time subscribers by mobile operators, has been undergoing a shift in demand to replacement sales to existing subscribers. We believe this shift in demand, which we refer to as the "replacement cycle," was a primary driver for growth these last two years. Wireless devices were originally designed to operate as mobile telephones offering voice capabilities only. Both manufacturers and mobile operators have recognized that subscribers are prepared to use their wireless devices as terminals with additional functionality such as digital imaging and messaging, access to the Internet, access to email, text messaging, gaming, and MP3 music playback. Concurrently, mobile operators have been upgrading their wireless networks and service plan offerings to enable subscribers to utilize these new choices in functionality. Additionally, both manufacturers and mobile operators have recognized the personal affinity subscribers have for their wireless devices and have offered a wider selection of form factors -- i.e., style, color, size, etc., and the personalization of displays and ring tones. A high resolution color screen is a prerequisite for many of these capabilities. Subscriber acceptance of this new functionality and personalization of wireless devices has been high and this has been the catalyst for this replacement cycle. We estimate that 60% of worldwide wireless device shipments were for replacement sales.

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

      The average wholesale selling price, which we estimate has historically decreased 10 -- 15% per year, declined by an estimated 2% in 2004. We believe the added value of the additional functionality of wireless devices reduced the rate of decrease of the average wholesale selling price.

      In 2004, Brightpoint benefited from the increased global demand caused by the replacement cycle, the acquisition of new subscribers, promotional activity by mobile operators and manufacturers and the reduction of the rate of decline of the average wholesale selling price of wireless devices.

      Wireless Devices Handled by Division:


                                                                    YEAR ENDED                     CHANGE
                                                 -----------------------------------------------    FROM
                                                  DECEMBER 31,     % OF    DECEMBER 31,     % OF   2003 TO
                                                      2004         TOTAL       2003         TOTAL   2004
                                                 -------------     -----   ------------     -----  -------
                                                                      (AMOUNTS IN 000S)
The Americas...............................         18,886          70%        12,403        62%     52%
Asia-Pacific...............................          6,956          26%         6,940        34%      -%
Europe.....................................          1,166           4%           791         4%     47%
                                                    ------         ---        -------       ---      --
  Total....................................         27,008         100%        20,134       100%     34%
                                                    ======         ===        =======       ===      ==

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

      Wireless Devices Handled by Service Line:

                                                            YEAR ENDED                     CHANGE
                                         ----------------------------------------------     FROM
                                         DECEMBER 31,    % OF     DECEMBER 31,    % OF     2003 TO
                                             2004        TOTAL        2003        TOTAL     2004
                                         ------------    -----    ------------    -----    -------
                                                            (AMOUNTS IN 000S)
Product distribution.................        10,255        38%        10,632        53%      (4)%
Logistics services...................        16,753        62%         9,502        47%      76%
                                             ------       ---         ------       ---       --
  Total..............................        27,008       100%        20,134       100%      34%
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

      Revenue Change Analysis: (As Restated)

                                                                                                  YEAR OVER YEAR
                                                                                                 ----------------
                                                                                                 UNITS    REVENUE
                                                                                                 -----    -------
Effect of change in wireless devices handled on revenue (volume)...............................   34%        29%
Mix shift of wireless devices handled from product distribution to fee-based logistics
  services.....................................................................................             (30)%
Change in prices...............................................................................               -%
Effect of foreign currency.....................................................................              4%
Other..........................................................................................              2%
                                                                                                            ---
  Overall percentage change in revenue from prior year.........................................              5%
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

      Revenue by Service Line:

                                                             YEAR ENDED                       CHANGE
                                         ------------------------------------------------      FROM
                                         DECEMBER 31,      % OF     DECEMBER 31,     % OF     2003 TO
                                            2004          TOTAL        2003         TOTAL      2004
                                         -------------    -----     ------------    -----     -------
                                         (AS RESTATED)
                                                                 (AMOUNTS IN 000S)
Distribution........................      $ 1,559,109       84%      $ 1,540,471      87%        1%
Logistics services..................          300,246       16%          225,905      13%       33%
                                          -----------      ---       -----------     ---        --
  Total.............................      $ 1,859,355      100%      $ 1,766,376     100%        5%
                                          ===========      ===       ===========     ===        ==

      Product distribution revenue grew modestly at 1%. A 4% decline in wireless devices handled through distribution was offset by a 4% uplift due to the general strengthening of foreign currencies relative to the U.S. dollar, a slight increase in the average selling price of wireless devices and a slight increase in accessory revenue.

                                      A-81

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

      Revenue by Division:

                                                              YEAR ENDED                      CHANGE
                                         ------------------------------------------------      FROM
                                          DECEMBER 31,    % OF      DECEMBER 31,     % OF     2003 TO
                                              2004        TOTAL        2003         TOTAL       2004
                                         -------------    -----     ------------    -----     -------
                                         (AS RESTATED)
                                                                 (AMOUNTS IN 000S)
The Americas........................      $   505,135       27%     $    469,618      27%        8%
Asia-Pacific........................          968,150       52%          995,798      56%       (2)%
Europe..............................          386,070       21%          300,960      17%       28%
                                          -----------      ---      ------------     ---        --
  Total.............................      $ 1,859,355      100%     $  1,766,376     100%        5%
                                          ===========      ===      ============     ===        ==

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

GROSS PROFIT AND GROSS MARGIN

      Gross Profit by Service Line:

                                                       YEAR ENDED                      CHANGE
                                    -----------------------------------------------     FROM
                                     DECEMBER 31,    % OF     DECEMBER 31,    % OF     2003 TO
                                         2004        TOTAL        2003        TOTAL     2004
                                    -------------    -----    ------------    -----    -------
                                    (AS RESTATED)
                                                          (AMOUNTS IN 000S)
Distribution...............           $  60,713        53%      $ 54,305        55%      12%
                                      ---------       ---       --------       ---       --
Logistics services                       53,344        47%        44,975        45%      19%
                                      ---------       ---       --------       ---       --
  Total....................           $ 114,057       100%      $ 99,280       100%      15%
                                      =========       ===       ========       ===       ==

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

      Gross Margin by Service Line:

                                                            YEAR ENDED
                                                   ----------------------------   CHANGE FROM
                                                    DECEMBER 31,   DECEMBER 31,      2003 TO
                                                        2004           2003           2004
                                                   -------------   ------------   -------------
                                                   (AS RESTATED)
                                                                (AMOUNTS IN 000S)
Distribution................................             3.9%           3.5%       0.4% points
Logistics services..........................            17.8%          19.9%      (2.1)% points
                                                        ----           ----       -------------
  Total.....................................             6.1%           5.6%       0.5% points
                                                        ====           ====       =============

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

   SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                                            YEAR ENDED
                                                   ----------------------------    CHANGE FROM
                                                    DECEMBER 31,   DECEMBER 31,      2003 TO
                                                        2004           2003            2004
                                                   -------------   ------------   -------------
                                                   (AS RESTATED)
                                                                (AMOUNTS IN 000S)
SG&A expenses.................................      $   83,361     $   70,124      19%
Percentage of revenue.........................             4.4%           4.0%    0.4% points
                                                    ----------     ----------     ------------

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

      - partially offset by a reduction of our named executive officer's bonuses of approximately $1.1 million

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

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

      Operating Income (Loss) by Division:

                                                               YEAR ENDED
                                            ---------------------------------------------    CHANGE FROM
                                             DECEMBER 31,    % OF    DECEMBER 31,    % OF      2003 TO
                                                2004        TOTAL       2003        TOTAL        2004
                                            -------------   -----    -----------    -----    -----------
                                            (AS RESTATED)          (AMOUNTS IN 000S)
The Americas(1)...........................    $ 21,731       70        $  3,620       15        500%
Asia-Pacific..............................      11,614       38          14,088       59        (18)%
Europe....................................      (2,413)      (8)          5,987       26       (140)%
                                              --------      ---        --------      ---       ----
  Total...................................    $ 30,932      100%       $ 23,695      100        31%
                                              ========      ===        ========      ===       ===

      Operating Income (Loss) as a Percent of Revenue by Division:

                                                                    YEAR ENDED              CHANGE FROM
                                                           ----------------------------
                                                            DECEMBER 31,   DECEMBER 31,       2003 TO
                                                                2004           2003            2004
                                                           -------------   ------------    -------------
                                                           (AS RESTATED)
                                                                         (AMOUNTS IN 000S)
The Americas(1)........................................         4.3%          0.8%          3.5% points
Asia-Pacific...........................................         1.2%          1.4%         (0.2%) points
Europe.................................................        (0.6)%         2.0%         (2.6%) points
                                                               ----           ---          -------------
  Total................................................         1.7%          1.3%         0.4% points
                                                               ====           ===          =============

----------
(1) Includes a facility consolidation charge of $5.5 million in 2003.

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

NET INTEREST EXPENSE

                                                                                  YEAR ENDED
                                                                          -----------------------------    CHANGE FROM
                                                                          DECEMBER 31,     DECEMBER 31,       2003 TO
                                                                              2004           2003              2004
                                                                          ------------     -------------   ------------
                                                                                        (AMOUNTS IN 000S)
Interest expense.....................................................      $   1,870        $   1,815                3%
Interest income......................................................           (986)            (652)              51%
                                                                           ---------        ---------      ------------
Net interest expense.................................................      $     884        $   1,163              (24)%
                                                                           =========        =========      =============
Percentage of revenue................................................            0.0%             0.1%     (0.1)% points

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

OTHER EXPENSES

                                                      YEAR ENDED                    CHANGE
                                           ---------------------------------         FROM
                                            DECEMBER 31,       DECEMBER 31,         2003 TO
                                               2004               2003               2004
                                           -------------    ----------------       -------
                                                            (AMOUNTS IN 000s)
Other expenses.......................        $   1,860          $   2,251            (17)%
Percentage of revenue................              0.1%               0.1%

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

INCOME TAX EXPENSE

                                                      YEAR ENDED                     CHANGE
                                           ---------------------------------          FROM
                                            DECEMBER 31,       DECEMBER 31,          2003 TO
                                               2004               2003                2004
                                           -------------    ----------------       -----------
                                           (AS RESTATED)
                                                            (AMOUNTS IN 000s)
Income tax expense..................        $   8,230            $   4,793             72%
Effective tax rate..................             29.2%                24.1%         5.1% points

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

INCOME FROM CONTINUING OPERATIONS

                                                                                        YEAR ENDED                     CHANGE
                                                                             ---------------------------------          FROM
                                                                              DECEMBER 31,       DECEMBER 31,          2003 TO
                                                                                 2004               2003                2004
                                                                             -------------    ----------------       -----------
                                                                             (AS RESTATED)
                                                                                              (AMOUNTS IN 000s)
Operating income........................................................         $  30,932        $  23,695              31%
Interest expense -- net.................................................               884            1,163             (24)%
Loss on extinguishment of debt..........................................               --               365             N/A
Other expenses..........................................................             1,860            2,251             (17)%
                                                                                 ---------        ---------             ----
Income from continuing operations before taxes..........................            28,188           19,916              42%
Income tax expense......................................................             8,230            4,793              72%
                                                                                 ---------        ---------             ----
Income from continuing operations before minority interest..............            19,958           15,123              32%
Income from continuing operations.......................................            19,958           15,147              32%
Diluted earnings per share..............................................         $    1.04        $    0.80              30%

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

  DISCONTINUED OPERATIONS

                                                                                      YEAR ENDED                     CHANGE
                                                                           ---------------------------------          FROM
                                                                            DECEMBER 31,       DECEMBER 31,         2003 TO
                                                                               2004               2003                2004
                                                                           -------------    ----------------      ------------
                                                                                            (AMOUNTS IN 000S)
Loss from discontinued operations.....................................       $    (475)       $  (2,890)                   (84)%
Loss on disposal of discontinued operations...........................          (5,713)            (528)                   982%
                                                                             ---------        ---------           ------------
  Total discontinued operations.......................................       $  (6,188)       $  (3,418)                    81%
                                                                             =========        =========           ============
Percentage of Revenue.................................................            (0.3)%           (0.2)%          0.1% points
Diluted earnings per share............................................       $   (0.32)       $   (0.18)                    78%

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

  NET INCOME

                                                                                        YEAR ENDED                     CHANGE
                                                                             ---------------------------------          FROM
                                                                              DECEMBER 31,       DECEMBER 31,          2003 TO
                                                                                 2004               2003                2004
                                                                             -------------    ----------------       -----------
                                                                             (AS RESTATED)
                                                                                              (AMOUNTS IN 000S)
Net income (loss).....................................................        $   13,770        $   11,729                    17%
Percentage of revenue.................................................               0.7%              0.7%           0.0% points
Diluted earnings per share............................................        $     0.72        $     0.62                    16%

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

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                          2004          2003           2002
                                                                     -------------   -----------   ------------
                                                                     (AS RESTATED)
                                                                                  (AMOUNTS IN 000S)
Operating income after taxes:
Operating income from continuing operations......................    $    30,932     $    23,695   $     1,741
Plus: facility consolidation charge..............................           (236)          5,461            --
Less: estimated income taxes(1)..................................         (8,963)         (7,027)         (686)
                                                                     -----------     -----------   -----------
  Operating income after taxes...................................    $    21,773     $    22,129   $     1,055
                                                                     ===========     ===========   ===========
Invested capital:
Debt.............................................................             --     $    16,207   $    22,120
Shareholders' equity.............................................        150,737         147,584       113,643
                                                                     -----------     -----------   -----------
  Invested capital...............................................    $   150,737     $   163,791   $   135,763
                                                                     ===========     ===========   ===========
Average invested capital(2)......................................    $   144,363     $   137,463   $   215,432
                                                                     ===========     ===========   ===========
ROIC(3)..........................................................             15%             16%            1%
                                                                     ===========     ===========   ===========

--------------
(1) Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods' effective tax rate.

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

      CASH CONVERSION CYCLE

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                          ---------------------------
                                                              2004       2003   2002
                                                          AS RESTATED
Days sales outstanding in accounts receivable.........         27         24      29
Days inventory on-hand................................         24         25      23
Days payable outstanding..............................        (44)       (44)    (39)
                                                              ---        ---     ---
  Cash conversion cycle days..........................          7          5      13
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

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                     2004               2003               2002
                                                                                ---------------    ---------------    -------------
                                                                                 (AS RESTATED)
                                                                                                  (AMOUNTS IN 000S)
DAYS SALES OUTSTANDING IN ACCOUNTS RECEIVABLE:
  Continuing operations revenue.............................................    $     1,859,355    $     1,766,376    $   1,229,777
  Value-added taxes invoiced for continuing operations......................            129,043            102,961           61,637
                                                                                ---------------    ---------------    -------------
  Total continuing operations revenue and value-added taxes.................          1,988,398          1,869,337        1,291,415
  Daily sales including value-added taxes...................................              5,523              5,193            3,587
  Continuing operations ending accounts receivable..........................    $       148,321    $       122,273    $     103,453
  Days sales outstanding in Accounts Receivable(A)..........................                 27                 24               29
                                                                                ===============    ===============    =============
DAYS INVENTORY ON-HAND
  Continuing operations cost of revenue.....................................    $     1,745,298    $     1,666,334    $   1,162,432
  Indirect product and service costs........................................           (100,995)           (89,837)         (90,156)
                                                                                ---------------    ---------------    -------------
  Total continuing operations cost of products sold.........................          1,644,303          1,576,497        1,072,276
  Daily cost of products sold...............................................              4,568              4,379            2,979
  Continuing operations ending inventory....................................    $       110,089    $       107,763    $      67,677
  Days inventory on-hand(B).................................................                 24                 25               23
                                                                                ===============    ===============    =============
DAYS PAYABLES OUTSTANDING IN ACCOUNTS PAYABLE
  Daily cost of products sold...............................................    $         4,568    $         4,379    $       2,979
  Continuing operations ending accounts payable.............................    $       201,602    $       193,961    $     115,500
  Days payable outstanding(C)...............................................                 44                 44               39
                                                                                ===============    ===============    =============
  Cash conversion cycle days (A+B-C)........................................                  7                  5               13
                                                                                ===============    ===============    =============

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

NET CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities was $7.7 million. The significant items within the adjustments to reconcile net income to net cash provided by operating activities include:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                          2004             2003
                                                                                      -------------    ------------
                                                                                      (AS RESTATED)
                                                                                            (AMOUNTS IN 000S)
Net income.................................................................           $      13,770    $     11,729
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................                  10,815          12,733
  Facility consolidation charge............................................                    (236)          5,461
  Change in deferred taxes.................................................                     563           2,010
  Discontinued operations..................................................                   6,188           3,418
  Net cash used by discontinued operations.................................                  (1,290)         (2,985)
     Income tax benefits from exercise of stock options....................                   5,418             445
  Gain on debt extinguishment..............................................                      --             365
  Pledged cash requirements and other......................................                   3,212          (2,251)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
     Accounts receivable...................................................                 (19,744)         (4,306)
     Inventories...........................................................                   1,588         (27,575)
     Other operating assets................................................                  (2,103)            806
     Accounts payable and accrued expenses.................................                 (10,439)         55,677
                                                                                      -------------    ------------
Net cash provided by operating activities..................................           $       7,742    $     55,527
                                                                                      =============    ============

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

                                               DECEMBER 31,   DECEMBER 31,
                                                   2004           2003
                                              -------------   ------------
                                              (AS RESTATED)
                                                   (AMOUNTS IN 000S)
Working capital...........................    $     94,667    $    89,345
Current ratio.............................        1.33 : 1       1.30 : 1

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

INVESTING ACTIVITIES

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                ----------------------
                                                                   2004        2003
                                                                ----------  ----------
                                                                   (AMOUNTS IN 000S)
Capital expenditures..........................................  $   (8,343) $   (6,057)
Purchase acquisitions, net of cash acquired...................      (1,634)     (2,880)
Cash effect of divestitures...................................         576       1,328
Decrease in funded contract financing receivables.............       4,398       5,887
Other.........................................................        (920)        154
                                                                ----------  ----------
Net cash used in investing activities.........................  $   (5,923) $   (1,568)
                                                                ==========  ==========

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

FINANCING ACTIVITIES

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                        2004               2003
                                                                    -----------        -----------
                                                                           (AMOUNTS IN 000S)
Net proceeds (payments) on credit facilities.....................   $   (16,500)       $     2,761
Pledged cash requirements........................................         5,000             (5,000)
Purchase of treasury stock.......................................       (24,010)                 -

Repurchase of convertible notes.................................................             -            (11,980)
Proceeds from common stock issuances under employee stock option and purchase
  plans.........................................................................         1,013             12,383
                                                                                   -----------        -----------
Net cash used in financing activities...........................................   $   (34,497)       $    (1,836)
                                                                                   ===========        ===========

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

Issuer purchases of equity securities:

                                                                    TOTAL NUMBER                       MAXIMUM
                                                                      OF SHARES     TOTAL AMOUNT   DOLLAR VALUE OF
                                                                    PURCHASED AS    PURCHASED AS     SHARES THAT
                                                                     PART OF THE     PART OF THE     MAY YET BE
                                           TOTAL NUMBER   AVERAGE     PUBLICLY        PUBLICLY        PURCHASED
                                            OF SHARES   PRICE PAID    ANNOUNCED       ANNOUNCED       UNDER THE
QUARTER OF PURCHASE                         PURCHASED    PER SHARE     PROGRAM         PROGRAM         PROGRAM
-------------------                         ----------  ----------  ------------   -------------    ------------
Second quarter 2004....................      1,397,500   $ 14.31      1,397,500     $ 19,996,773            None
Fourth quarter 2004....................        208,100   $ 19.28        208,100     $  4,012,769    $ 15,987,231
                                             ---------   -------      ---------     ------------    ------------
Total/Average..........................      1,605,600   $ 14.95      1,605,600     $ 24,009,542    $ 15,987,231
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

LINES OF CREDIT

      The table below summarizes lines of credit that were available to the Company as of December 31, 2004:


                                                                                         LETTERS OF CREDIT &        NET
                                      COMMITMENT  GROSS AVAILABILITY     OUTSTANDING         GUARANTEES        AVAILABILITY
                                      ----------  ------------------     -----------         ----------        ------------
                                                                        (AMOUNTS IN 000S)
North America......................   $  70,000        $ 38,427              $ --              $ 5,000          $  33,427
Australia..........................      37,879          36,477                --                4,349             32,128
New Zealand........................       8,618           8,543                --                   --              8,543
Sweden.............................       2,159           2,159                --                   --              2,159
Philippines........................         889             889                --                   --                889
France.............................          --              --                --                   --                 --
                                      ---------        --------              ----              -------          ---------
Total..............................   $ 119,545        $ 86,495              $ --              $ 9,349          $  77,146
                                      =========        ========              ====              =======          =========

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

OFF-BALANCE SHEET ARRANGEMENTS -- ACCOUNTS RECEIVABLE TRANSFERS

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

                                                            DECEMBER 31,
                                                     ------------------------
                                                         2004         2003        % CHANGE
                                                     -----------  -----------     --------
                                                               (AMOUNTS IN 000S)
Unrestricted cash................................    $    72,120  $    98,879        (27)%
Unused borrowing availability....................         77,146       45,362         70%
                                                      ----------  -----------        ---
Liquidity........................................    $   149,266  $   144,241          3%
                                                     ===========  ===========        ===

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

              YEAR                    1ST QUARTER  2ND QUARTER   3RD QUARTER   4TH QUARTER
              ----                   ------------  -----------   -----------   -----------
2004.............................         23%          23%           25%           29%
2003.............................         22%          22%           26%           30%
2002.............................         22%          24%           25%           29%

      For the Company, seasonal patterns for wireless devices handled have been as follows:

              YEAR                    1ST QUARTER  2ND QUARTER   3RD QUARTER   4TH QUARTER
              ----                   ------------  -----------   -----------   -----------
2004.............................         21%          21%           25%           33%
2003.............................         19%          20%           30%           31%
2002.............................         23%          24%           25%           28%

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

                                                                         PAYMENTS DUE BY PERIOD
                                                          -----------------------------------------------------
                                                                      LESS THAN   1 TO 3    3 TO 5
                                                             TOTAL      1 YEAR     YEARS     YEARS   THEREAFTER
                                                          ----------  ---------  --------  --------  ----------
                                                                            (AMOUNTS IN 000S)
Operating leases.................................         $   79,131   $  8,918  $ 14,327  $ 11,408    $ 44,478
Third-party debt and lines of credit(1)..........                 --         --        --        --          --
Purchase obligations(2)..........................             10,829     10,829        --        --          --
Letters of credit................................             24,479     24,479        --        --          --
Other(3).........................................              3,441      2,062       711       668          --
                                                          ----------   --------  --------  --------    --------
  Total..........................................         $  117,880   $ 46,288  $ 15,038  $ 12,076    $ 44,478
                                                          ==========   ========  ========  ========    ========

----------
(1)   reflects amounts included on the Consolidated Balance Sheet

(2) purchase obligations exclude agreements that are cancelable without penalty

(3) includes obligations under maintenance contracts, acquisition agreements and related potential future consideration, and other commercial commitments

RESULTS OF OPERATIONS -- 2003 COMPARISON TO 2002

REVENUE AND WIRELESS DEVICES HANDLED

Wireless Devices Handled by Division:


                                                                       YEAR ENDED                       CHANGE
                                                    ------------------------------------------------     FROM
                                                    DECEMBER 31,      % OF   DECEMBER 31,     % OF      2002 TO
                                                        2003          TOTAL      2002         TOTAL      2003
                                                    ------------      -----  ------------     ------   --------
                                                                       (AMOUNTS IN 000S)
Asia-Pacific.....................................        6,940          34%       3,189          22%      118%
The Americas.....................................       12,403          62%      10,969          74%       13%
Europe...........................................          791           4%         667           4%       19%
                                                       -------         ---      -------         ---       ---
  Total..........................................       20,134         100%      14,825         100%       36%
                                                       =======         ===      =======         ===       ===

      Wireless Devices Handled by Service Line:

                                                    YEAR ENDED                                 CHANGE
                        ------------------------------------------------------------------      FROM
                           DECEMBER 31,         % OF         DECEMBER 31,         % OF         2002 TO
                               2003             TOTAL            2002             TOTAL         2003
                        -----------------   ------------  -----------------   ------------    -----------
                                                  (AMOUNTS IN 000S)
Product distribution..       10,632             53%             6,824             46%             56%
Logistics services....        9,502             47%             8,001             54%             19%
                             ------            ---             ------            ---              --
  Total...............       20,134            100%            14,825            100%             36%
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

      Revenue by Division:

                                                 YEAR ENDED                                CHANGE
                      -----------------------------------------------------------------     FROM
                        DECEMBER 31,         % OF         DECEMBER 31,         % OF         2002 TO
                            2003             TOTAL            2002             TOTAL        2003
                      ----------------   ------------  -----------------   ------------  --------
                                              (AMOUNTS IN 000S)
Asia-Pacific........   $      995,798          56%       $      527,499          43%           89 %
The Americas........          469,618          27%              493,176          40%           (5)%
Europe..............          300,960          17%              209,102          17%           44 %
                       --------------        ----        --------------        ----           ----
  Total.............   $    1,766,376         100%       $    1,229,777         100%           44 %
                       ==============        ====        ==============        ====           ====

      Revenue by Service Line:

                                                    YEAR ENDED                                CHANGE
                        ------------------------------------------------------------------     FROM
                           DECEMBER 31,         % OF         DECEMBER 31,         % OF        2002 TO
                               2003             TOTAL            2002             TOTAL        2003
                        -----------------   ------------  -----------------   ------------  --------
                                                        (AMOUNTS IN 000S)
Distribution..........    $    1,540,471          87%       $    1,048,493          85%           47%
Logistics services....           225,905          13%              181,284          15%           25%
                          --------------        ----        --------------        ----           ---
  Total...............    $    1,766,376         100%       $    1,229,777         100%           44%
                          ==============        ====        ==============        ====           ===

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

GROSS PROFIT AND GROSS MARGIN

      Gross Profit by Service Line:

                                                    YEAR ENDED                                CHANGE
                        ------------------------------------------------------------------     FROM
                           DECEMBER 31,         % OF         DECEMBER 31,         % OF         2002 TO
                               2003             TOTAL            2002             TOTAL         2003
                        -----------------   ------------  -----------------   ------------  --------
                                                        (AMOUNTS IN 000S)
Distribution..........     $    54,305            55%        $    29,580            43%           84%
Logistics services....          44,975            45%             39,334            57%           14%
                           -----------          ----         -----------          ----           ---
  Total...............     $    99,280           100%        $    68,914           100%           44%
                           ===========          ====         ===========          ====           ===

      Gross Margin by Service Line:

                                      YEAR ENDED
                        -------------------------------------        CHANGE FROM
                           DECEMBER 31,        DECEMBER 31,            2002 TO
                               2003                2002                 2003
                        -----------------   -----------------   -------------------
                                              (AMOUNTS IN 000S)
Distribution.........           3.5%                2.8%                0.7% points
Logistics services...          19.9%               21.7%              (1.8)% points
                              -----               -----         -------------------
  Total..............           5.6%                5.6%                0.0% points
                              =====               =====         ===================

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

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

                                         YEAR ENDED
                           -------------------------------------       CHANGE FROM
                              DECEMBER 31,        DECEMBER 31,            2002 TO
                                  2003                2002                 2003
                           -----------------   -----------------   ----------------
                                                 (AMOUNTS IN 000S)
SG&A expenses...........    $      70,124       $      67,173                  4%
Percentage of revenue...              4.0%                5.5%      (1.5)% points

      SG&A expenses incre ased 4% in 2003 in conjunction with a 44% increase in revenue. Cost reduction action such as reductions in force, the consolidation of corporate offices with our North America facility in Plainfield, Indiana, and tight controls on spending helped contain our spending growth to 4%. The reduction of accessory programs in our North America business where selling commissions were paid to mobile operators on accessory sales through their channels reduced SG&A expenses by approximately $3 million. Offsetting our spending decreases were variable costs related to the revenue and operating income increases, which included variable compensation expenses, travel and entertainment, entry into the India market, and growth of our business in Norway. The strengthening of foreign currencies relative to the U.S. dollar had an estimated $3.2 million unfavorable effect on SG&A. In 2002, SG&A expenses included $1.5 million in employee separation costs.

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

OPERATING INCOME

      Operating Income by Division:

                                                  YEAR ENDED                               CHANGE
                      ------------------------------------------------------------------    FROM
                         DECEMBER 31,         % OF         DECEMBER 31,         % OF       2002 TO
                             2003             TOTAL            2002             TOTAL       2003
                      -----------------   ------------  -----------------   ------------  --------
                                                      (AMOUNTS IN 000S)
Asia-Pacific........     $    14,088            60%        $     6,456        N/M            118%
The Americas(1).....           3,620            15%             (2,028)       N/M            N/M
Europe..............           5,987            25%             (2,687)       N/M            N/M
                         -----------          ----         -----------        ----           ---
  Total.............     $    23,695           100%        $     1,741        100%           N/M
                         ===========          ====         ===========        ====           ===

----------

N/M: Not Meaningful

      Operating Income as a Percent of Revenue by Division:

                                      YEAR ENDED
                        -------------------------------------    CHANGE FROM
                           DECEMBER 31,        DECEMBER 31,        2002 TO
                               2003                2002              2003
                        -----------------   -----------------    -----------
                                             (AMOUNTS IN 000S)
Asia-Pacific..........         1.4%                 1.2%         0.2% points
The Americas(1).......         0.8%                (0.4)%        1.2% points
Europe................         2.0%                (1.3)%        3.3% points
                               ---                -----          -----------
  Total...............         1.3%                 0.1%         1.2% points
                               ===                =====          ===========

----------

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

  NET INTEREST EXPENSE

      Net Interest Expense:

                                            YEAR ENDED
                              -------------------------------------     CHANGE FROM
                                 DECEMBER 31,        DECEMBER 31,         2002 TO
                                     2003                2002              2003
                              -----------------   -----------------    ------------
                                                    (AMOUNTS IN 000S)
Interest expense...........      $     1,815         $     6,172                (71)%
Interest income............             (652)               (379)                 72%
                                 -----------         -----------      --------------
Net interest expense.......      $     1,163         $     5,793                (80)%
Percentage of revenue......              0.1%                0.5%       (0.4)% points

                                                            OUTSTANDING AT DECEMBER 31,
                                                 -----------------------------------------------
SUMMARY OF SHORT-TERM AND LONG-TERM DEBT              2003            2002              2001
----------------------------------------         -------------   -------------    ---------------
Lines of Credit -- Asia-Pacific................  $      16,171   $      10,052    $         4,440
     -- The Americas...........................              -               -             24,160
     -- Europe.................................             36              51              6,142
Convertible Notes..............................              -          12,017            131,647
                                                 -------------   -------------    ---------------
  Total........................................  $      16,207   $      22,120    $       166,389
                                                 =============   =============    ===============

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

OTHER EXPENSES

                                                                                  YEAR ENDED           CHANGE FROM
                                                                          DECEMBER 31,   DECEMBER 31,    2002 TO
                                                                             2003           2002           2003
                                                                          ------------   ------------  -----------
                                                                                      (AMOUNTS IN 000S)
Other expenses........................................................    $      2,251   $      1,630            38%
Percentage of revenue.................................................             0.1%           0.1%  0.0% points

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

INCOME TAX EXPENSE

                                                                           YEAR ENDED               CHANGE FROM
                                                                   DECEMBER 31,   DECEMBER 31,       2002 TO
                                                                       2003           2002             2003
                                                                   ------------   ------------     --------------
                                                                             (AMOUNTS IN 000S)
Income tax expense................................................. $   4,793     $   15,431                 (70)%
Effective tax rate.................................................      24.1%          50.8%      (26.7)% points

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

INCOME FROM CONTINUING OPERATIONS

                                                                                                         CHANGE
                                                                                YEAR ENDED                FROM
                                                                         DECEMBER 31,     DECEMBER 31,   2002 TO
                                                                            2003             2002         2003
                                                                         ------------     ------------   --------
                                                                                   (AMOUNTS IN 000S)
Operating income.......................................................  $     23,695     $      1,741        N/M
Interest expense.......................................................         1,163            5,793        (80)%
Loss (gain) on extinguishment of debt..................................           365          (44,378)       N/M
Other expenses.........................................................         2,250            1,630         38%
Impairment of loss on long-term investment.............................            --            8,305       (100)%
                                                                         ------------     ------------
Income from continuing operations before taxes.........................        19,916           30,391        (34)%
 Income tax expense....................................................         4,793           15,431        (69)%
                                                                         ------------     ------------
Income (loss) from continuing operations before minority interest......        15,123           14,960          1%
Income from continuing operations......................................        15,147           14,960          1%
Diluted earnings per share.............................................  $       0.80     $       0.83         (4)%

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

DISCONTINUED OPERATIONS


                                                                                                         CHANGE
                                                                                YEAR ENDED                FROM
                                                                         DECEMBER 31,   DECEMBER 31,     2002 TO
                                                                            2003           2002           2003
                                                                         ------------   ------------     --------
                                                                                   (AMOUNTS IN 000S)
Loss from discontinued operations.....................................   $      2,890   $     14,016         (79)%
Loss on disposal of discontinued operations...........................            528          2,617         (79)%
                                                                         ------------   ------------
  Total discontinued operations.......................................   $      3,418   $     16,633         (79)%
                                                                         ------------   ------------
Percentage of Revenue.................................................            0.2%           1.4%       (1.2)%

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

NET INCOME

                                                                              YEAR ENDED             CHANGE FROM
                                                                     DECEMBER 31,   DECEMBER 31,       2002 TO
                                                                         2003           2002            2003
                                                                    -------------   ------------     -----------
                                                                                 (AMOUNTS IN 000S)
Net income (loss)...............................................     $     11,729   $    (42,421)    N/M
Percentage of revenue...........................................              0.7%          (3.4)%   4.1% points

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

                           PRODUCT
                         DISTRIBUTION    LOGISTICS                   OPERATING
                           REVENUE       SERVICES         TOTAL        INCOME                                  ALLOCATED
                            FROM       REVENUE FROM   REVENUE FROM  (LOSS) FROM      TOTAL       ALLOCATED     INCOME TAX
                           EXTERNAL      EXTERNAL       EXTERNAL     CONTINUING     SEGMENT    NET INTEREST    EXPENSE
                           CUSTOMERS     CUSTOMERS      CUSTOMERS   OPERATIONS(1)  ASSETS(2)    EXPENSE(3)    (BENEFIT)(3)
                         -----------   ------------   ------------  -------------  ---------   -------------  ------------
2004: (As Restated)
The Americas.........    $   393,883   $    111,252   $    505,135  $     21,731   $ 152,401   $        312   $      6,286
Asia-Pacific.........        924,024         44,126        968,150        11,614     160,578            273          3,154
Europe...............        241,202        144,868        386,070        (2,413)    124,604            299         (1,210)
                         -----------   ------------   ------------  ------------   ---------   ------------   ------------
                         $ 1,559,109   $    300,246   $  1,859,355  $     30,932   $ 437,584   $        884   $      8,230
                         ===========   ============   ============  ============   =========   ============   ============
2003:
The Americas.........    $   394,044   $     75,574   $    469,618  $      3,620   $ 190,077   $        594   $        610
Asia-Pacific.........        962,681         33,116        995,797        14,088     159,005            217          3,117
Europe...............        183,746        117,215        300,961         5,987      95,608            352          1,066
                         -----------   ------------   ------------  ------------   ---------   ------------   ------------
                         $ 1,540,471   $    225,905   $  1,766,376  $     23,695   $ 444,690   $      1,163   $      4,793
                         ===========   ============   ============  ============   =========   ============   ============
2002:
The Americas.........    $   418,121   $     75,056   $    493,176  $     (2,031)  $ 173,371   $      3,109   $     15,906
Asia-Pacific.........        504,886         22,613        527,499         6,466      84,920          1,717            476
Europe...............        125,486         83,615        209,102        (2,694)     78,011            966           (951)
                         -----------   ------------   ------------  ------------   ---------   ------------   ------------
                         $ 1,048,493   $    181,284   $  1,229,777  $      1,741   $ 336,302   $      5,792   $     15,431
                         ===========   ============   ============  ============   =========   ============   ============

----------
(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2)   Corporate assets are included in the Americas segment.

(3) These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

      Additional segment information is as follows (in thousands):

                                                                                       DECEMBER 31,
                                                                               2004         2003        2002
                                                                            ----------   ----------  -------
Long-lived assets:
The Americas(1).....................................................        $   21,952   $   27,121  $   38,274
Asia-Pacific........................................................            10,608        9,636       7,479
Europe..............................................................            23,510       21,482      16,947
                                                                            ----------   ----------  ----------
                                                                            $   56,070   $   58,239  $   62,700
                                                                            ==========   ==========  ==========

----------
(1) Includes corporate assets.

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

2004                                                                                           HIGH       LOW
----                                                                                        ---------  ---------
First Quarter......................................................................         $   22.90  $   13.75
Second Quarter.....................................................................             16.37       9.64
Third Quarter......................................................................             17.20      11.53
Fourth Quarter.....................................................................             20.52      15.19

2003                                                                                           HIGH      LOW
----                                                                                        ---------  ---------
First quarter......................................................................         $    7.71  $    3.54
Second quarter.....................................................................              7.42       4.94
Third quarter......................................................................             24.85       5.36
Fourth quarter.....................................................................             28.65      15.90

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

                                                                               DIVIDEND PAYMENT OR
DECLARATION DATE                                                            STOCK SPLIT EFFECTIVE DATE     SPLIT RATIO
----------------                                                            --------------------------     ----------
August 31, 1995.....................................................        September 20, 1995               5 for 4
November 12, 1996...................................................        December 17, 1996                3 for 2
January 28, 1997....................................................        March 3, 1997                    5 for 4
October 22, 1997....................................................        November 21, 1997                2 for 1
June 26, 2002.......................................................        June 27, 2002                    1 for 7
July 29, 2003.......................................................        August 25, 2003                  3 for 2
September 15, 2003..................................................        October 15, 2003                 3 for 2

SELECTED FINANCIAL DATA (1)

                                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                       2004          2003          2002         2001          2000
                                                   ------------  ------------  ------------ ------------  --------
                                                   (AS RESTATED,
                                                        SEE
                                                   FOOTNOTE 19)
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue(2).....................................     $ 1,859,355  $ 1,766,376   $ 1,229,777  $ 1,182,346   $ 1,197,578
Gross profit(2)................................         114,057       99,280        68,914       69,512       126,814
Operating income from continuing operations(2).          30,932       23,695         1,741        5,182        49,862
Income (loss) from continuing operations(2)....          19,958       15,147        14,960        4,222        38,174
Total discontinued operations(2)...............          (6,188)      (3,418)      (16,633)     (57,523)        5,509
Income (loss) before cumulative effect.........          13,770       11,729        (1,673)     (53,301)       43,683
Net income (loss)..............................     $    13,770  $    11,729   $   (42,421) $   (53,301)  $    43,683
Basic per share:
Income (loss) from continuing operations.......     $     1.08   $      0.83   $      0.83  $      0.24   $      2.14
Discontinued operations........................          (0.34)        (0.19)        (0.92)       (3.21)         0.31
  Cumulative effect of accounting change, net
   of tax......................................             --           --          (2.26)         --            --
                                                    -----------  -----------   -----------  -----------   ----------
  Net income (loss)............................     $     0.74   $      0.64   $     (2.35) $     (2.97)  $      2.45
                                                    ==========   ===========   ===========  ===========   ===========
Diluted per share:
Income (loss) from continuing operations.......     $     1.04   $      0.80   $      0.83  $      0.24   $      2.11
Discontinued operations........................          (0.32)        (0.18)        (0.93)       (3.21)         0.31
 Cumulative effect of accounting change, net
   of tax......................................             --           --          (2.26)         --            --
                                                    -----------  -----------   -----------  -----------   ----------
  Net income (loss)............................     $     0.72   $      0.62   $     (2.36) $     (2.97)  $      2.42
                                                    ==========   ===========   ===========  ===========   ===========

                                                                                   DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                2004           2003     2002       2001        2000
                                                             -------------  --------  ---------  ---------  ----------
                                                             (AS RESTATED)
Working capital...........................................   $      94,667  $ 89,345  $  50,943  $ 160,015  $  267,557
Total assets..............................................         437,584   444,690    336,302    609,420     687,787
Long-term obligations.....................................              --        --         --    131,647     198,441
Total liabilities.........................................         286,847   297,106    222,659    459,407     493,690
Shareholders' equity......................................         150,737   147,584    113,643    150,013     194,097

----------

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

                                BRIGHTPOINT, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                    Page
                                                                                    ----
Consent of Independent Registered Public Accounting Firm........................     F-1
Financial Statement Schedule for the years 2004, 2003 and 2002:
  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS..............................     F-2

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

                                                           /s/ ERNST & YOUNG LLP

INDIANAPOLIS, INDIANA
AUGUST 29, 2005

                                BRIGHTPOINT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     COL. A       COL. B       COL. C     COL. D        COL. E
                                                                   -----------  -----------    ------  ------------   -----------
                                                                                              CHARGED
                                                                    BALANCE AT  CHARGED TO       TO                    BALANCE AT
                                                                    BEGINNING    COSTS AND      OTHER                    END
DESCRIPTION                                                         OF PERIOD    EXPENSES     ACCOUNTS  DEDUCTIONS     OF PERIOD
-----------                                                        -----------  -----------    ------  ------------   -----------
                                                                                      (AMOUNTS IN THOUSANDS)
Year ended December 31, 2004:
  Deducted from asset accounts:
  Allowance for doubtful accounts..............................    $     7,683  $     4,420    $   --  $     (5,888)  $     6,215
  Inventory valuation reserve..................................    $     5,043  $     5,205    $   --  $     (5,050)  $     5,198
                                                                   -----------  -----------    ------  ------------   -----------
  Total........................................................    $    12,726  $     9,625    $   --  $    (10,938)  $    11,413
                                                                   ===========  ===========    ======  ============   ===========
Year ended December 31, 2003:
  Deducted from asset accounts:
  Allowance for doubtful accounts..............................    $    13,948  $     3,861    $   --  $    (10,126)  $     7,683
  Inventory valuation reserve..................................    $     3,962  $     4,663    $   --  $     (3,582)  $     5,043
                                                                   -----------  -----------    ------  ------------   -----------
  Total........................................................    $    17,910  $     8,524    $   --  $    (13,708)  $    12,726
                                                                   ===========  ===========    ======  ============   ===========
Year ended December 31, 2002:
  Deducted from asset accounts:
  Allowance for doubtful accounts..............................    $    15,669  $     5,561    $   --  $     (7,282)  $    13,948
  Inventory valuation reserve..................................    $     9,894  $     9,769    $   --  $    (15,701)  $     3,962
                                                                   -----------  -----------    ------  ------------   -----------
  Total........................................................    $    25,563  $    15,330    $   --  $    (22,983)  $    17,910
                                                                   ===========  ===========    ======  ============   ===========

Note: Amounts in table includes continuing and discontinuing operations.