Form 10-Q
period 2005-09-30
BRIGHTPOINT INC
filed 2005-11-08
CIK 918946

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________ to __________________

     Commission file number: 0-23494

                                BRIGHTPOINT, INC.
             (Exact name of registrant as specified in its charter)

                 Indiana                                  35-1778566
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization

501 Airtech Parkway, Plainfield, Indiana                   46168
(Address of principal executive offices)                (Zip Code)

                                 (317) 707-2355
              (Registrant's telephone number, including area code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Number of shares of the registrant's common stock outstanding at November 4, 2005: 27,488,278 shares, excluding 3,114,975 treasury shares

                                BRIGHTPOINT, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1

         Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2005 and 2004..       3

         Consolidated Balance Sheets
            September 30, 2005 and December 31, 2004.................       4

         Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2005 and 2004............       5

         Notes to Consolidated Financial Statements..................       6

         ITEM 2

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations............      21

         ITEM 3

         Quantitative and Qualitative Disclosures about Market Risk..      41

         ITEM 4

         Controls and Procedures.....................................      42

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...........................................      44

         ITEM 2

         Unregistered Sales of Equity Securities and Use of
            Proceeds.................................................      44

         ITEM 6

         Exhibits....................................................      46

         Signatures..................................................      47

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                        -------------------   -----------------------
                                                          2005       2004        2005         2004
                                                        --------   --------   ----------   ----------
Revenue
   Distribution revenue                                 $470,961   $362,831   $1,303,900   $1,120,924
   Logistic services revenue                              74,014     69,228      205,643      177,405
                                                        --------   --------   ----------   ----------
Total revenue                                            544,975    432,059    1,509,543    1,298,329

Cost of revenue
   Cost of distribution revenue                          453,956    349,564    1,255,743    1,080,184
   Cost of logistic services revenue                      59,341     56,628      165,403      146,983
                                                        --------   --------   ----------   ----------
Total cost of revenue                                    513,297    406,192    1,421,146    1,227,167

Gross profit                                              31,678     25,867       88,397       71,162

Selling, general and administrative expenses              20,657     17,410       59,325       50,865
Facility consolidation charge (benefit)                     (270)        --          933         (215)
                                                        --------   --------   ----------   ----------
Operating income from continuing operations               11,291      8,457       28,139       20,512

Interest expense                                             497        231          958          813
Interest income                                             (357)      (172)        (802)        (676)
Net other expenses                                           129        229          531        1,102
                                                        --------   --------   ----------   ----------
Income from continuing operations before income taxes     11,022      8,169       27,452       19,273

Income tax expense                                         2,749      2,547        7,366        5,709
                                                        --------   --------   ----------   ----------
Income from continuing operations                          8,273      5,622       20,086       13,564

Discontinued operations:
   Loss from discontinued operations                     (15,452)      (860)     (19,827)      (2,415)
   Gain (loss) on disposal of discontinued operations        997       (215)       1,331       (4,859)
                                                        --------   --------   ----------   ----------
Total discontinued operations                            (14,455)    (1,075)     (18,496)      (7,274)

                                                        --------   --------   ----------   ----------
Net income (loss)                                       $ (6,182)  $  4,547   $    1,590   $    6,290
                                                        ========   ========   ==========   ==========

Basic per share:
   Income from continuing operations                    $   0.31   $   0.21   $     0.76   $     0.48
   Discontinued operations                                 (0.54)     (0.04)       (0.70)       (0.26)
                                                        --------   --------   ----------   ----------
   Net income (loss)                                    $  (0.23)  $   0.17   $     0.06   $     0.22
                                                        ========   ========   ==========   ==========

Diluted per share:
   Income from continuing operations                    $   0.30   $   0.20   $     0.73   $     0.47
   Discontinued operations                                 (0.52)     (0.04)       (0.67)       (0.25)
                                                        --------   --------   ----------   ----------
   Net income (loss)                                    $  (0.22)  $   0.16   $     0.06   $     0.22
                                                        ========   ========   ==========   ==========

Weighted average common shares outstanding:
   Basic                                                  26,580     26,915       26,545       28,127
                                                        ========   ========   ==========   ==========
   Diluted                                                27,553     27,796       27,420       29,047
                                                        ========   ========   ==========   ==========

See accompanying notes.

                                BRIGHTPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                       SEPTEMBER 30,   December 31,
                                                            2005           2004
                                                       -------------   ------------
                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $112,819      $ 72,120
   Pledged cash                                                166        13,830
   Accounts receivable (less allowance for doubtful
      accounts of $3,843 and $6,215, respectively)         132,514       148,321
   Inventories                                              98,064       110,089
   Contract financing receivable                            26,387        14,022
   Other current assets                                     30,463        23,132
   Assets held for sale - current                           28,212            --
                                                          --------      --------
Total current assets                                       428,625       381,514

Property and equipment, net                                 26,689        27,503
Goodwill and other intangibles, net                          6,245        21,981
Other assets                                                 6,080         6,586
Assets held for sale - non-current                             873            --
                                                          --------      --------
Total assets                                              $468,512      $437,584
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $188,434      $201,621
   Accrued expenses                                         71,887        61,853
   Unfunded portion of contract financing receivable        39,081        23,373
   Liabilities held for sale - current                      26,318            --
                                                          --------      --------
Total current liabilities                                  325,720       286,847
                                                          --------      --------
Total Liabilities                                         $325,720      $286,847
                                                          --------      --------

COMMITMENTS AND CONTINGENCIES

Minority interest                                               --            --

Shareholders' equity:
   Preferred stock, $0.01 par value: 1,000 shares
      authorized; no shares issued or outstanding               --            --
   Common stock, $0.01 par value: 100,000 shares
      authorized; 30,551 and 29,249 issued in 2005
      and 2004, respectively;                                  306           293
   Additional paid-in capital                              250,816       233,670
   Unearned compensation                                   (10,062)           --
   Treasury stock, at cost, 3,115 and 2,409 shares
      in 2005 and 2004, respectively                       (33,013)      (24,010)
   Retained deficit                                        (62,378)      (63,968)
   Accumulated other comprehensive income (loss)            (2,877)        4,752
                                                          --------      --------
Total shareholders' equity                                 142,792       150,737
                                                          --------      --------
Total liabilities and shareholders' equity                $468,512      $437,584
                                                          ========      ========

See accompanying notes.

                                BRIGHTPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
OPERATING ACTIVITIES
Net income                                                $  1,590   $  6,290
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                             7,935      7,473
   Discontinued operations                                  18,496      7,274
   Net operating cash flow from discontinued operations     (1,484)       997
   Pledged cash requirements                                13,664        384
   Non-cash compensation                                     1,608         --
   Facility consolidation charge (benefit)                     933       (215)
   Changes in deferred income taxes                           (863)        94
   Income tax benefits from exercise of stock options        2,236      1,435
   Changes in operating assets and liabilities, net of
      effects from acquisitions and divestitures:
      Accounts receivable, net                             (10,411)     7,640
      Inventories, net                                       3,645     23,255
      Other operating assets                               (13,343)    (5,527)
      Accounts payable                                      12,924    (37,238)
      Accrued expenses                                      17,848     (3,813)
                                                          --------   --------
Net cash provided by operating activities                   54,778      8,049

INVESTING ACTIVITIES
Decrease in funded contract financing receivables, net       3,445      9,005
Capital expenditures                                        (7,932)    (5,059)
Net investing cash flow from discontinued operations        (1,036)       (56)
Purchase acquisitions, net of cash acquired                   (357)    (1,244)
Proceeds from sale of Ireland and Brazil operations             --        576
Decrease in other assets                                     2,720        133
                                                          --------   --------
Net cash provided by (used in) investing activities         (3,160)     3,355

FINANCING ACTIVITIES
Purchase of treasury stock                                  (9,004)   (19,997)
Net proceeds (payments) on revolving credit facilities          --    (16,283)
Net financing cash flow from discontinued operations            --        335
Pledged cash requirements - financing                           --      5,000
Proceeds from common stock issuances under employee
   stock option and purchase plans                           3,253        560
                                                          --------   --------
Net cash used in financing activities                       (5,751)   (30,385)
Effect of exchange rate changes on cash and cash
   equivalents                                              (5,168)        22
                                                          --------   --------
Net increase (decrease) in cash and cash equivalents        40,699    (18,959)
Cash and cash equivalents at beginning of period            72,120     98,879
                                                          --------   --------
Cash and cash equivalents at end of period                $112,819   $ 79,920
                                                          ========   ========

See accompanying notes.

PART I FINANCIAL INFORMATION

                                BRIGHTPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

1.   Basis of Presentation

GENERAL

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.'s (the "Company", "we", "our" or similar pronouns) financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of the Company, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

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

The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

As announced on May 9, 2005, the Company has been exploring various strategic alternatives, including, but not limited to, the sale, restructuring, closure or other corporate action relating to all or a portion of its French operations. On September 30, 2005, the Company entered into an agreement for the sale of Brightpoint France to an entity to be formed by Initiative ET Finance Investissement ("I&F") and the Managing Director of Brightpoint France, the consummation of which is subject to certain conditions precedent, including, but not limited to, the approval of the proposed transaction by I&F's investment committee. In addition, I&F has the right to terminate the agreement without liability because the EBITDA for Brightpoint France at September 30, 2005 is less than specified levels as set forth in the purchase and sale agreement. The Company cannot make any assurances that the sale to I&F will occur. Based on these events, the Company has applied the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and has classified its operations in France as "held for sale" in the Consolidated Balance Sheet as of September 30, 2005. In addition, SFAS No. 144

PART I FINANCIAL INFORMATION

requires the Company to report the operating results of its operations in France as a component of discontinued operations for all periods presented as its operations and cash flows will be eliminated from the on-going operations of the Company. Please refer to Note 3 to the Consolidated Financial Statements for additional information related to the accounting treatment of Brightpoint France.

The Company has not changed its significant accounting policies from those disclosed in its Form 10-K/A for the year ended December 31, 2004. For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended.

NET INCOME (LOSS) PER SHARE

On September 15, 2005, the Company effected a 3-for-2 common stock split in the form of a 50% stock dividend, which the Company's Board of Directors approved. Per share amounts for all periods presented in this report have been adjusted to reflect the 3-for-2 common stock split.

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The table below presents a reconciliation of the income (loss) per share calculations (in thousands, except per share data):

                                                Three months ended    Nine months ended
                                                   September 30,        September 30,
                                                ------------------   ------------------
                                                  2005       2004      2005       2004
                                                --------   -------   --------   -------
Income from continuing operations               $  8,273   $ 5,622   $ 20,086   $13,564
Discontinued operations                          (14,455)   (1,075)   (18,496)   (7,274)
                                                --------   -------   --------   -------
Net income (loss)                               $ (6,182)  $ 4,547   $  1,590   $ 6,290
                                                ========   =======   ========   =======

Basic:
   Weighted average shares outstanding            26,580    26,915     26,545    28,127
                                                ========   =======   ========   =======
   Per share amount:
      Income from continuing operations         $   0.31   $  0.21   $   0.76   $  0.48
      Discontinued operations                      (0.54)    (0.04)     (0.70)    (0.26)
                                                --------   -------   --------   -------
   Net income (loss) per share                  $  (0.23)  $  0.17   $   0.06   $  0.22
                                                ========   =======   ========   =======

Diluted:
   Weighted average shares outstanding            26,580    26,915     26,545    28,127
   Net effect of dilutive stock options,
      restricted stock units and restricted
      stock awards, based on the treasury
      stock method using average market price        973       881        875       920
                                                --------   -------   --------   -------
   Total weighted average shares outstanding      27,553    27,796     27,420    29,047
                                                ========   =======   ========   =======

   Per share amount:
      Income from continuing operations         $   0.30   $  0.20   $   0.73   $  0.47
      Discontinued operations                      (0.52)    (0.04)     (0.67)    (0.25)
                                                --------   -------   --------   -------
   Net income (loss) per share                  $  (0.22)  $  0.16   $   0.06   $  0.22
                                                ========   =======   ========   =======

PART I FINANCIAL INFORMATION

STOCK BASED COMPENSATION

The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. The table below presents a reconciliation of the Company's pro forma net income (loss) giving effect to the estimated compensation expense related to stock based compensation and the Company's Employee Stock Purchase Plan ("ESPP") that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                              Three months ended    Nine months ended
                                                 September 30,        September 30,
                                              ------------------   ------------------
                                                 2005      2004       2005     2004
                                               -------   ------     -------   ------
Net income (loss) as reported                  $(6,182)  $4,547     $ 1,590   $6,290
   Add back; stock compensation included in
      net income (loss)                            329       --       1,006       --
                                               -------   ------     -------   ------
   Stock-based compensation cost, net of
      related tax effects, that would have
      been included in the determination of
      net income (loss) if the fair value
      method had been applied                   (1,321)    (666)     (2,820)  (1,959)
                                               -------   ------     -------   ------
Pro forma net income (loss)                    $(7,174)  $3,881     $  (224)  $4,331
                                               =======   ======     =======   ======

Basic earnings per share:
   Net income (loss) as reported               $ (0.23)  $ 0.17     $  0.06   $ 0.22
   Add back; stock compensation included in
      net income (loss)                           0.01       --        0.04       --
                                               -------   ------     -------   ------
   Stock-based compensation cost, net of
      related tax effects, that would have
      been included in the determination of
      net income (loss) if the fair value
      method had been applied                    (0.05)   (0.03)      (0.11)   (0.07)
                                               -------   ------     -------   ------
   Pro forma net income (loss)                 $ (0.27)  $ 0.14     $ (0.01)  $ 0.15
                                               =======   ======     =======   ======

Diluted earnings per share:
   Net income (loss) as reported               $ (0.22)  $ 0.16     $  0.06   $ 0.22
   Add back; stock compensation included in
      net income (loss)                           0.01       --        0.04       --
                                               -------   ------     -------   ------
   Stock-based compensation cost, net of
      related tax effects, that would have
      been included in the determination of
      net income (loss) if the fair value
      method had been applied                    (0.05)   (0.02)      (0.11)   (0.07)
                                               -------   ------     -------   ------
   Pro forma net income (loss)                 $ (0.26)  $ 0.14     $ (0.01)  $ 0.15
                                               =======   ======     =======   ======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock based compensation's fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above

PART I FINANCIAL INFORMATION

reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three and nine months ended September 30, 2005 and 2004, respectively. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $2.2 million for the nine months ended September 30, 2005 and $1.4 million for the year ended December 31, 2004. On April 15, 2005, the United States Securities and Exchange Commission adopted an amendment to rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No 123R, Share-Based Payment. The amendment delayed the Company's implementation of SFAS No. 123R until its first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The amendment allows the Company to adopt the provisions of SFAS No 123R earlier than required. The Company will adopt SFAS No. 123R on January 1, 2006.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004, are as follows (in thousands):

                                                  Three months ended   Nine months ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
                                                     2005     2004        2005     2004
                                                   -------   ------     -------   ------
Net income (loss)                                  $(6,182)  $4,547     $ 1,590   $6,290
Foreign currency translation gains (losses) (1)     (3,217)   2,460      (7,629)   1,738
                                                   -------   ------     -------   ------
Comprehensive income (loss)                        $(9,399)  $7,007     $(6,039)  $8,028
                                                   =======   ======     =======   ======

(1) Includes $2.8 million realization of foreign currency translation gains for the disposition of Brightpoint France in the three and nine month periods ended September 30, 2005.

PART I FINANCIAL INFORMATION

2.   Facility Consolidation Charge

In September 2004, the Company's Australian subsidiary entered into a new facility lease arrangement, which commenced in the first quarter of 2005. The Company vacated its previous location in Australia in the first quarter of 2005 and recorded a pre-tax charge of $1.2 million, which included approximately $968 thousand for the present value of estimated lease costs, net of an anticipated sublease and non-cash losses on the disposal of assets of approximately $235 thousand. During the third quarter of 2005, the Australian subsidiary entered into an agreement to surrender its remaining obligations under its old facility lease. Pursuant to the above, the Company reduced its facility consolidation reserve by $270 thousand as reflected below. The remaining reserve represents final costs to be incurred under the settlement. Reserve activity for the facility consolidation as of September 30, 2005 is as follows (in thousands):

                        Lease
                     Termination    Fixed
                        Costs      Assets    Total
                     -----------   ------   ------
Provisions              $ 968      $ 235    $1,203
Cash usage                (90)        --       (90)
Non-cash usage             --       (221)     (221)
                        -----      -----    ------
March 31, 2005          $ 878      $  14    $  892

Provisions                 --         --        --
Cash usage               (114)        --      (114)
Non-cash usage            (11)        (7)      (18)
                        -----      -----    ------
June 30, 2005           $ 753      $   7    $  760

Provisions                120         --       120
Provision release        (270)        --      (270)
Cash usage               (283)        --      (283)
Non-cash usage             --         (7)       (7)
                        -----      -----    ------
SEPTEMBER 30, 2005      $ 320      $  --    $  320
                        -----      -----    ------

PART I FINANCIAL INFORMATION

3.   Discontinued Operations

Details of discontinued operations are as follows (in thousands):

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                           -------------------   ------------------
                                                             2005       2004       2005       2004
                                                           --------   --------   --------   -------
Revenue                                                    $ 30,136   $20,987    $ 75,122   $62,038
                                                           --------   -------    --------   -------
Loss from discontinued operations
   Net operating loss (1)                                   (15,307)     (842)    (19,578)   (2,024)
   2001 restructuring plan charges                             (145)      (18)       (249)     (390)
   Other                                                         --        --          --        (1)
                                                           --------   -------    --------   -------
Total loss from discontinued operations                     (15,452)     (860)    (19,827)   (2,415)
                                                           --------   -------    --------   -------
Gain (loss) on disposal of discontinued operations
   2001 restructuring plan charges                                9      (211)        354      (496)
   Other                                                          4        (4)         (7)      (28)
   Tax items affecting discontinued operations                  984        --         984        --
   Sale of Brightpoint (Ireland) Limited                         --        --          --    (3,751)
   Sale of Brightpoint do Brazil Ltda                            --        --          --      (584)
                                                           --------   -------    --------   -------
Total gain (loss) on disposal of discontinued operations        997      (215)      1,331    (4,859)
                                                           --------   -------    --------   -------
Total discontinued operations                              $(14,455)  $(1,075)   $(18,496)  $(7,274)
                                                           ========   =======    ========   =======

(1) Includes $13.8 million of goodwill and intangible asset impairment charges for the three and nine months ended September 30, 2005 related to Company's operations in France.

PART I FINANCIAL INFORMATION

Assets and liabilities, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

                                        SEPTEMBER 30,   December 31,
                                             2005           2004
                                        -------------   ------------
Cash                                       $   655         $ 5,205
Accounts receivable                                         22,047
Inventories                                                  4,621
Other current assets                            26           4,562
Assets held for sale - current              28,212
                                           -------         -------
   Total current assets                     28,893          36,435
                                           -------         -------
Property and equipment, net                                    876
Goodwill and intangibles, net                               15,215
Other non-current assets                                       528
Assets held for sale - non current             873              --
                                           -------         -------
   Total assets                            $29,766         $53,054
                                           =======         =======

Accounts payable and accrued expenses          670          25,909
Liabilities held for sale                   26,318              --
                                           -------         -------
   Total liabilities                       $26,988         $25,909
                                           =======         =======

France

As announced on May 9, 2005, the Company has been exploring various strategic alternatives, including, but not limited to, the sale, restructuring, closure or other corporate action relating to all or a portion of its French operations. On September 30, 2005, the Company entered into an agreement for the sale of Brightpoint France to an entity to be formed by Initiative ET Finance Investissement ("I&F") and the Managing Director of Brightpoint France, the consummation of which is subject to certain conditions precedent, including, but not limited to, the approval of the proposed transaction by I&F's investment committee. In addition, I&F has the right to terminate the agreement without liability because the EBITDA for Brightpoint France at September 30, 2005 is less than specified levels as set forth in the purchase and sale agreement. The Company cannot make any assurances that the sale to I&F will occur. Based on these events, the Company has applied the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and has classified its operations in France as "held for sale" in the Consolidated Balance Sheet at September 30, 2005. In addition, SFAS No. 144 requires the Company to report the operating results of its operations in France as a component of discontinued operations for all periods presented as its operations and cash flows will be eliminated from the continuing operations of the Company.

In connection with the preceding, the Company has recorded during the third quarter of 2005 a $13.8 million non-cash impairment charge to the value of goodwill and other intangibles, a $700 thousand non-cash impairment of certain assets and $800 thousand in operating losses for the three months ended September 30, 2005 related to its operations in France. These items are classified as a component of "Loss from discontinued operations" in the Consolidated Statements of Operations.

PART I FINANCIAL INFORMATION

The Company cannot make any assurances that conditions precedent to the proposed sale of Brightpoint France to I&F will be satisfied or that the sale to I&F or any other party will occur. However, should the proposed sale be completed, the Company will be required to record a gain or loss to the extent that the current proposed selling price changes.

The following table presents the detail of assets held for sale for Brightpoint France as of September 30, 2005.

                           SEPTEMBER 30,
                                2005
                           -------------
Cash                          $ 2,360
Accounts Receivable            18,579
Inventories                     5,389
Other Assets                    1,884
                              -------
Total current assets           28,212
                              =======
PP&E, net                         528
Other non-current assets          345
                              -------
Total assets                  $29,085
                              -------
Accounts payable               18,885
Accrued expenses                3,221
Other liabilities               4,212
                              -------
Total liabilities             $26,318
                              =======

China divestiture and related investment

The Company completed in January 2002, through certain of its subsidiaries, the formation of a joint venture with Hong Kong-based Chinatron Group Holdings Limited ("Chinatron"). Chinatron is involved in the global wireless industry. In exchange for a 50% interest in Brightpoint China Limited pursuant to the formation of the joint venture, the Company received Chinatron Class B Preference Shares with a face value of $10.0 million. On April 29, 2002, the Company announced that it had completed the sale of its remaining 50% interest in Brightpoint China Limited to Chinatron. Pursuant to this transaction, the Company received additional Chinatron Class B Preference Shares with a face value of $11.0 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated the Chinatron Class B Preference Shares as held-to-maturity. The carrying value of the aggregate $21.0 million face value of the Chinatron Class B Preference Shares was $1.6 million at September 30, 2005, and December 31, 2004. Pursuant to these transactions, Chinatron and the Company entered into a services agreement, whereby Chinatron provides warehouse management services in Hong Kong supporting the Company's Brightpoint Asia Limited operations managed by Persequor Limited.

PART I FINANCIAL INFORMATION

4. Accounts Receivable Transfers

During the nine months ended September 30, 2005 and 2004, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding, while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Operations.

Net funds received from the sales of accounts receivable for continuing operations during the nine months ended September 30, 2005 and 2004, totaled $185 million and $216 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $185 thousand and $218 thousand during the three months ended September 30, 2005 and 2004, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $566 thousand and $663 thousand during the nine months ended September 30, 2005 and 2004, respectively.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the nine months ended September 30, 2005 and 2004. These agreements require the Company's subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries' obligations.

Pursuant to these arrangements, approximately $21 million and $27 million of trade accounts receivable for our continuing operations were sold to and held by banks and other third-party financing institutions at September 30, 2005 and 2004, respectively. Amounts held by banks or other financing institutions at September 30, 2005 were for transactions related to the Company's Norway and Sweden arrangements. All other arrangements have been terminated or expired.

5. Lines of Credit and Long-term Debt

At September 30, 2005 and December 31, 2004, the Company was in compliance with the covenants in its credit agreements. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

PART I FINANCIAL INFORMATION

Lines of Credit -Americas Division

On September 14, 2005, the Company's primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the "Borrowers"), amended their Amended and Restated Credit Facility (the "Revolver") dated March 18, 2004, between the Borrowers and General Electric Capital Corporation ("GE Capital"). The amendment allows for, among other things, increasing the liquidity available under the Revolver by increasing availability ("Supplemental Advance") by up to $25 million based upon the levels of EBITDA of the Borrowers and their subsidiaries then in effect for the most recent 12-month period. The amendment also increases the Borrowers' Letter of Credit sub-limit from $25 million to $35 million, allows the Borrowers to guarantee certain indebtedness of up to $20 million on behalf of Brightpoint, Inc. and provides for a pledge to the lenders of shares of certain foreign subsidiaries of Brightpoint, Inc. as additional security. The amendment also provides the Borrowers with a limited waiver from an event of default resulting from a negative covenant on guaranteed indebtedness under the Revolver relating to a previously issued Letter of Credit issued under the Revolver. GE Capital acted as the agent for a syndicate of banks (the "Lenders"). The Revolver expires in September of 2008. The Revolver provides borrowing availability, subject to borrowing base calculations, the supplemental advance calculations and other limitations, of up to a maximum of $70 million and at September 30, 2005, bears interest, at the Borrowers' option, at the prime rate plus 0.25% or LIBOR plus 1.75%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers' assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility with an additional supplemental advance based on EBITDA where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments to determine the borrowing base. EBITDA is calculated to determine the eligible supplemental advance. Eligible accounts receivable, inventories and EBITDA fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At September 30, 2005, and December 31, 2004, there were no amounts outstanding under the Revolver, with available funding, net of the applicable required availability minimum and letters of credit, of approximately $42 million and $33 million, respectively.

Lines of Credit - Asia-Pacific

In December of 2002, the Company's primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, entered into a revolving credit facility (the "Facility") with GE Commercial Finance in Australia. The Facility, which matures in December of 2005, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50 million Australian dollars (approximately $38 million U.S. dollars at September 30,
2005). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the Bank Bill Swap Reference rate plus 2.9% (8.63% at September 30, 2005). The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase

PART I FINANCIAL INFORMATION

or decrease borrowing availability. At September 30, 2005, and December 31, 2004, there was no amounts outstanding under the facility with available funding of $33 million and $32 million, respectively.

In July of 2003, the Company's primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. ("Brightpoint Philippines") entered into a credit facility with Banco de Oro. The facility, which matured in April of 2005, provided borrowing availability, up to a maximum amount of 50 million Philippine Pesos. In April of 2005, this facility was amended and renewed for another one-year term with Banco de Oro and the borrowing availability was increased to 100 million Pesos (approximately $1.8 million U.S. dollars, at September 30,
2005). The facility is guaranteed by Brightpoint, Inc and bears interest at the Prime Lending Rate (10.75% at September 30, 2005). At September 30, 2005 and December 31, 2004, the facility had no amounts outstanding, respectively and available funding of approximately $1.8 million. In April of 2004, Brightpoint Philippines entered into an additional credit facility with Banco de Oro allowing for letters of credit to be issued to one of Brightpoint Philippine's main suppliers up to a total of $4 million. As of September 30, 2005, a $2 million letter of credit was outstanding on the Company's behalf. The facility had no other amounts outstanding with $2 million of available funding. At December 31, 2004, no letters of credit had been issued and the additional credit facility had no other amounts outstanding, with available funding of approximately $4 million. The facility bears interest at the Prime Lending Rate (10.75% at September 30, 2005).

In November 2003, the Company's primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12 million New Zealand dollars (approximately $8.3 million U.S. dollars at September 30, 2005). Borrowings under the facility will be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (10.18% at September 30, 2004). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At September 30, 2005 and December 31, 2004, there were no amounts outstanding under the facility, with available funding of approximately $7.3 million and $8.5 million, respectively.

A $15 million standby letter of credit supporting a credit line issued by a vendor of the Company's Brightpoint Asia Limited subsidiary had been issued by financial institutions on the Company's behalf and was outstanding at December 31, 2004; secured by $12 million of cash, the assets of Brightpoint Asia Limited and a guarantee issued by Brightpoint, Inc. The related cash collateral had been reported under the heading "Pledged cash" in the December 31, 2004 Consolidated Balance Sheet. As of September 30, 2005 this facility had been cancelled.

Lines of Credit - Europe

The Company's primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15 million Swedish Krona (approximately $1.9 million U.S. dollars at September 30, 2005) and bears interest at the SEB

PART I FINANCIAL INFORMATION

Banken Base plus .75% (2.25% at September 30, 2005). The facility is supported by a guarantee provided by the Company. At September 30, 2005 and December 31, 2004, there were no amounts outstanding under this facility. Available funding was approximately $1.9 million and $2.2 million as of September 30, 2005 and December 31, 2004, respectively.

The Company's primary operating subsidiary in France, Brightpoint France, entered into a short-term line of credit facility with Banque Natexis in the first quarter of 2005. The facility has overdraft availability of up to 2.5 million Euro (approximately $3.0 million U.S. dollars at September 30, 2005) and bears interest at the 3-month Euribor rate plus 2.5% (4.676% at September 30, 2005). The facility also provides for short-term cash advances on certain accounts receivable. These advances do not meet the requirements for off-balance sheet financing under generally accepted accounting principles in the United States and, therefore, amounts advanced under this portion of the facility are included on the December 31, 2004 Consolidated Balance Sheet under lines of credit and in liabilities held for sale on the September 30, 2005 Consolidated Balance Sheet. The facility is supported by a guarantee provided by the Company and approximately $650 thousand in cash collateral that has been reported under the heading "Pledged cash" in the December 31, 2004 Consolidated Balance Sheet and in assets held for sale in the September 30, 2005 Consolidated Balance Sheet. At September 30, 2005, there was approximately $4.2 million U.S. dollars outstanding on the facility, with no available funding. Additionally, in April 2004, Brightpoint France, entered into an accounts receivable factoring arrangement with GE Factofrance. The arrangement does not meet the requirements of off-balance sheet financing under current United States generally accepted accounting principles and therefore amounts advanced under this facility against receivables not yet collected by GE Factofrance are included on the December 31, 2004 Consolidated Balance Sheet under lines of credit. At September 30, 2005, there were no amounts outstanding under this arrangement.

In June 2005, the Company's primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., entered into a revolving credit facility with Tatra banka, a.s. This facility, which matures in May of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum of 60 million Slovak crowns (approximately $1.9 million U.S. dollars at September 30, 2005). The facility bears interest at the 1-month Bribor rate plus 0.65% (3.64% at September 30, 2005). Borrowings under the facility will be used for general working capital purposes by Brightpoint Slovakia s.r.o. At September 30, 2005, there were no amounts outstanding under the facility with available funding of approximately $1.9 million. The facility is supported by a guarantee from the Company.

6. Guarantees

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote.

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

PART I FINANCIAL INFORMATION

In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of September 30, 2005, the Company has issued $28 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company's credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $28 million.

Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with regard to accounts receivable transferred, the nature of which is described in Note 4. While we do not currently anticipate the funding of these guarantees, the maximum potential amount of future payments under these guarantees at September 30, 2005, is approximately $21 million.

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

The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. All amounts presented below exclude the results of operations that have been discontinued. A summary of the Company's operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2005 and 2004:

                                                                              Operating
                      Distribution   Integrated Logistic                    Income (Loss)
                      Revenue from     Services Revenue    Total Revenue        from
                        External        from External      from External     Continuing
                        Customers         Customers          Customers     Operations (1)
                      ------------   -------------------   -------------   --------------
THREE MONTHS ENDED
SEPTEMBER 30, 2005:
THE AMERICAS           $  131,829          $ 41,444          $  173,273       $  8,737
ASIA-PACIFIC              274,725             6,538             281,263          2,627
EUROPE                     64,407            26,032              90,439            (73)
                       ----------          --------          ----------       --------
                       $  470,961          $ 74,014          $  544,975       $ 11,291
                       ==========          ========          ==========       ========
Three months ended
September 30, 2004:
The Americas           $   96,452          $ 30,040          $  126,492       $  6,882
Asia-Pacific              219,906            11,266             231,172          1,872
Europe                     46,473            27,922              74,395           (297)
                       ----------          --------          ----------       --------
                       $  362,831          $ 69,228          $  432,059       $  8,457
                       ==========          ========          ==========       ========
NINE MONTHS ENDED
SEPTEMBER 30, 2005:
THE AMERICAS           $  353,471          $112,817          $  466,288       $ 21,495
ASIA-PACIFIC (2)          765,252            20,453             785,705          6,793
EUROPE                    185,177            72,373             257,550           (149)
                       ----------          --------          ----------       --------
                       $1,303,900          $205,643          $1,509,543       $ 28,139
                       ==========          ========          ==========       ========
Nine months ended
September 30, 2004:
The Americas           $  289,825          $ 76,936          $  366,761       $ 13,490
Asia-Pacific              690,906            33,897             724,803          6,650
Europe                    140,193            66,572             206,765            372
                       ----------          --------          ----------       --------
                       $1,120,924          $177,405          $1,298,329       $ 20,512
                       ==========          ========          ==========       ========

(1) Certain corporate expenses are allocated to the segments based on total revenue.

(2)  Includes $933 thousand in facility consolidation charges for Australia (See
     Note 2 to the Consolidated Financial statements)

PART I FINANCIAL INFORMATION

                        SEPTEMBER 30,   December 31,
                             2005           2004
                        -------------   ------------
TOTAL SEGMENT ASSETS:
The Americas (1)           $213,509       $152,401
Asia-Pacific                164,901        160,578
Europe                       90,102        124,605
                           --------       --------
                           $468,512       $437,584
                           ========       ========

(1)  Corporate assets are included in the Americas segment

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

A Complaint was filed on November 23, 2001, against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that the Company and other defendants have infringed seven patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. On September 9, 2005 the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court holding that the asserted patents are unenforceable. The Company continues to dispute these claims and intends to defend this matter vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K/A, for the year ended December 31, 2004, as amended, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended.

As announced on May 9, 2005, the Company has been exploring various strategic alternatives, including, but not limited to, the sale, restructuring, closure or other corporate action relating to all or a portion of its French operations. On September 30, 2005, the Company entered into an agreement for the sale of Brightpoint France to an entity to be formed by Initiative ET Finance Investissement ("I&F") and the Managing Director of Brightpoint France, the consummation of which is subject to certain conditions precedent, including, but not limited to, the approval of the proposed transaction by I&F's investment committee. In addition, I&F has the right to terminate the agreement without liability because the EBITDA for Brightpoint France at September 30, 2005 is less than specified levels as set forth in the purchase and sale agreement. The Company cannot make any assurances that the sale to I&F will occur. Based on these events, the Company has applied the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and classified its operations in France as "held for sale" in the Consolidated Balance Sheet at September 30, 2005. In addition, SFAS No. 144 requires the Company to report the operating results of its operations in France as a component of discontinued operations for all periods presented as its operations and cash flows will be eliminated from the continuing operations of the Company.

In connection with the preceding, the Company recorded during the third quarter of 2005 a $13.8 million non-cash impairment charge to the value of goodwill and other intangibles, a $700 thousand non-cash impairment of certain assets and $800 thousand in operating losses for the three months ended September 30, 2005 related to its operations in France. These items are classified as a component of "Loss from discontinued operations" in the Consolidated Statements of Operations.

The Company cannot make any assurances that conditions precedent to the proposed sale of Brightpoint France to I&F will be satisfied and that the sale to I&F or any other party will occur. However, should the proposed sale be completed, the Company will be required to record a gain or loss to the extent that the current proposed selling price changes.

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

RESULTS OF OPERATIONS

REVENUE AND WIRELESS DEVICES HANDLED FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2005

                                                                               Change
                                                                               from
                              September 30,    % of   September 30,   % of    2004 to
                                  2005        Total       2004        Total     2005
                              -------------   -----   -------------   -----   -------
(Amounts in 000s)
REVENUE BY DIVISION:
The Americas                     $173,273       32%      $126,492       29%      37%
Asia-Pacific                      281,263       52%       231,172       54%      22%
Europe                             90,439       16%        74,395       17%      22%
                                 --------      ---       --------      ---      ---
   Total                         $544,975      100%      $432,059      100%      26%
                                 ========      ===       ========      ===      ===

REVENUE BY SERVICE LINE:
Distribution                     $470,961       86%      $362,831       84%      30%
Logistic services                  74,014       14%        69,229       16%       7%
                                 --------      ---       --------      ---      ---
   Total                         $544,975      100%      $432,059      100%      26%
                                 ========      ===       ========      ===      ===

WIRELESS DEVICES HANDLED BY
   DIVISION:
The Americas                        8,510       79%         4,688       71%      82%
Asia-Pacific                        1,981       18%         1,669       25%      19%
Europe                                320        3%           262        4%      22%
                                 --------      ---       --------      ---      ---
   Total                           10,811      100%         6,619      100%      63%
                                 ========      ===       ========      ===      ===

WIRELESS DEVICES HANDLED BY
   SERVICE LINE:
Distribution                        3,057       28%         2,430       37%      26%
Logistic services                   7,754       72%         4,189       63%      85%
                                 --------      ---       --------      ---      ---
   Total                           10,811      100%         6,619      100%      63%
                                 ========      ===       ========      ===      ===

Globally, the availability of feature rich wireless devices, wireless network operator promotional activity and compelling pricing by manufacturers continues to induce subscribers to upgrade their wireless devices. Revenue in the third quarter of 2005 was $545 million, an increase of 26% from $432 million in the third quarter of 2004. Wireless devices handled increased by 63% from the third quarter of 2004 with a continued mix shift from product distribution sales to fee-based logistic services. Our fee-based logistic services typically generate less revenue per transaction than our distribution business, which results in a lower increase in revenue than the increase in units handled. The revenue increase was attributable to the increased market demand for our products and services, particularly logistic services which experienced a 85% increase in volume when compared to the third quarter of 2004. Wireless devices sold in our distribution business increased 26%, however distribution revenue increased 30% because of a corresponding 1.6% increase in the average selling price of wireless devices on a constant currency basis. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 1.7% percentage points of the increase in distribution revenue.

Wireless devices handled, as compared to the third quarter of 2004:

     The number of wireless devices sold through our distribution business increased 26% compared to the third quarter of 2004. Our Americas, Asia-Pacific and Europe divisions experienced distribution volume increases of 35%, 21% and 29% respectively, driven by increased demand and improved product availability for LG, Samsung and Nokia products in North America, Nokia CDMA in India and High Tech Computer Corporation ("HTC") Qtek branded smart-phones in our Europe division.

     The number of wireless devices handled through our logistic services business increased 85%, primarily as a result of increased demand from current logistic services customers in the Americas division, including Mobile Virtual Network Operators ("MVNOs"). A significant portion of the unit growth in the Americas division was driven by increased promotional activity in the Colombia market by our main network operator customer.

Revenue by division, as compared to the third quarter of 2004:

     The 37% revenue increase in our Americas division was attributable to an 82% increase in wireless devices handled which generated increased revenue for both the Americas distribution and integrated logistic services businesses. Distribution revenue increased 37% and integrated logistic services revenue increased 38%. Wireless devices sold through distribution increased 35% and units handled in logistic services increased 90%. The increase in the Americas division distribution revenue was primarily the result of increased market demand and improved product availability, particularly for LG, Samsung and Nokia products in the United States. The increase in integrated logistic services revenue in the Americas division was primarily attributable to increased demand experienced by our network operator customers, including mobile virtual network operators and expansion of services to existing customers. A significant portion of the unit growth in the Americas division was driven by increased promotional activity in the Colombia market by our main network operator customer. The percentage increase in logistic services revenue in the Americas division was less than the unit growth rate primarily because of changes in the mix of services provided to certain customers, changes in the mix of volume between customers, and a negotiated fee reduction in Colombia related to the significant increase in volumes.

     Revenue in our Asia-Pacific division increased 22% primarily due to increased handset distribution volumes in India and New Zealand, increased average selling prices in Australia and a favorable impact of exchange rates. The volume increase in India was primarily attributable to improved product availability and market demand for Nokia CDMA products. The volume increase in New Zealand was primarily the result of the launch of 3G handsets. Revenue in Australia improved due to a mix shift to higher priced wireless devices and increased accessory sales. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 1.7% percentage points of the increase in Asia-Pacific revenue.

     The 22% revenue increase in our Europe division was primarily due to increased handset distribution volumes in Germany and Finland, partially offset by decreased handset distribution volumes in Sweden. The volume increases in Germany and Finland were primarily due to increased sales of HTC's Qtek branded smart-phones. The volume decline for our business in Sweden was primarily the result of an overall decline in the handset distribution market in Sweden. Additionally, revenue in the Europe division was positively impacted by a 106% increase in logistic services revenue in Slovakia.

Revenue by service line, as compared to the third quarter of 2004:

     Wireless devices sold in our distribution business increased 26%, however distribution revenue increased 30% because of a corresponding 1.6% increase in the average selling price of wireless devices on a constant currency basis. The increase in the units handled was primarily the result of increased market demand and improved product availability for LG, Samsung and Nokia products in the United States, Nokia CDMA products in India and HTC's Qtek smart-phones throughout the Europe division.

     We experienced a 7% increase in revenue from fee-based integrated logistic services. Wireless devices handled increased 85% due to increased demand experienced by our network operator customers, including MVNOs and expansion of services to existing customers. A significant portion of the growth was driven by increased promotional activity in the Colombia market by our main network operator customer. The percentage increase in logistic services revenue was less than the unit growth rate primarily because of changes in the mix of services provided to certain customers, changes in the mix of volume between customers and a negotiated fee decrease in Colombia related to the significant increase in volumes.

REVENUE AND WIRELESS DEVICES HANDLED FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2005

                                                                                            Change
                                                                                             from
                                            September 30,    % of   September 30,   % of   2004 to
                                                 2005       Total       2004       Total     2005
                                            -------------   -----   ------------   -----   -------
(Amounts in 000s)
REVENUE BY DIVISION:
The Americas                                  $  466,288      31%    $  366,761      28%      27%
Asia-Pacific                                     785,705      52%       724,803      56%       8%
Europe                                           257,550      17%       206,765      16%      25%
                                              ----------     ---     ----------     ---      ---
   Total                                      $1,509,543     100%    $1,298,329     100%      16%
                                              ==========     ===     ==========     ===      ===

REVENUE BY SERVICE LINE:
Distribution                                  $1,303,900      86%    $1,120,924      86%      16%
Logistic services                                205,643      14%       177,405      14%      16%
                                              ----------     ---     ----------     ---      ---
   Total                                      $1,509,543     100%    $1,298,329     100%      16%
                                              ==========     ===     ==========     ===      ===

WIRELESS DEVICES HANDLED BY DIVISION:
The Americas                                      21,566      77%        12,364      68%      74%
Asia-Pacific                                       5,438      20%         5,180      29%       5%
Europe                                               847       3%           587       3%      44%
                                              ----------     ---     ----------     ---      ---
   Total                                          27,851     100%        18,131     100%      54%
                                              ==========     ===     ==========     ===      ===

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution                                       8,305      30%         7,465      41%      11%
Logistic services                                 19,546      70%        10,667      59%      83%
                                              ----------     ---     ----------     ---      ---
   Total                                          27,851     100%        18,131     100%      54%
                                              ==========     ===     ==========     ===      ===

Revenue for the nine months ended September 30, 2005 was $1.5 billion, an increase of 16% from $1.3 billion in the nine months ended September 30, 2004. The number of wireless devices handled in the nine months ended September 30, 2005 increased by 54% from the nine months ended September 30, 2004 with a mix shift from product distribution sales to fee-based logistic services. Our fee-based logistic services typically generate less revenue per transaction than a transaction in our distribution business, which is the reason for the larger increase in units handled as compared to the increase in revenue. The revenue increase was primarily attributable to increased market demand for our products and services, particularly fee-based logistic services which experienced an 83% increase in volume when compared to the nine months ended September 30, 2004. Units sold in our distribution business in the nine months ended September 30, 2005 increased 11% while average selling price increased 2.4% on a constant currency basis which resulted in a revenue increase of 16% compared to the nine months ended September 30, 2004. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 1.7 percentage points of the increase in revenue.

Wireless devices handled, as compared to the nine months ended September 30, 2004:

     The number of wireless devices sold through our distribution business increased 11%. Our Americas, Europe and Asia-Pacific divisions experienced volume increases of 22%, 18% and 6% respectively, driven by increased demand and improved product availability for feature-rich products from LG, Samsung and Nokia in the United States and Australia, Nokia CDMA in India and HTC's Qtek branded smart-phones in our Europe division.

     The number of wireless devices handled through our integrated logistic services business increased 85%, primarily as a result of increased demand from current logistic services customers in the Americas division, including MVNOs and our entry into the Slovak Republic in July of 2004 as the provider of logistic services for a major network operator. A significant portion of the growth in the Americas division was driven by increased promotional activity in the Colombia market by our main network operator customer.

Revenue by division, as compared to the nine months ended September 30, 2004:

     The 27% revenue increase in the Americas division was primarily attributable to a 74% increase in wireless devices handled which generated increased revenue for both the Americas division distribution and integrated logistic services businesses. Distribution revenue and wireless devices handled through distribution increased 22%. Fee-based logistic services revenue increased 46% and units handled in logistic services increased 85%. The increase in the Americas division distribution revenue was primarily the result of increased market demand and improved product availability, particularly for LG, Samsung and Nokia products in the United States. The increase in integrated logistic services revenue was primarily attributable to increased demand experienced by our network operator customers, including MVNOs, and expansion of services to our existing customers. A significant portion of the unit growth in the Americas division was driven by increased promotional activity in the Colombia market by our main network operator customer. Revenue in the Americas division was also impacted by an increase in sales of prepaid wireless airtime and an increased level of activations in our channel development services business in the United States. The percentage increase in logistic services revenue in the Americas division was less than the unit growth rate due to changes in the mix of services provided to certain customers, the mix of volume between customers and volume pricing discounts given to certain key customers.

     Revenue in our Asia-Pacific division increased 8% primarily due to a 5% increase in units handled and a 1% increase in average selling price on a constant currency basis. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 2.0% percentage points of the increase in Asia-Pacific revenue. Increased unit volumes in Australia, New Zealand and India were partially offset by unit declines in wireless devices sold through our Philippines and Brightpoint Asia Limited business. The increase in units handled in Australia and New Zealand resulted from attractive new product offerings from our suppliers and various network operator promotional programs in certain markets. The increase in units handled in India was the result of improved product availability and market demand for Nokia CDMA products. The decline in units handled in our Brightpoint Asia Limited business was primarily due to competitors' trans-shipment of product from Europe and the Middle East during the second quarter of 2005 into the markets we serve, at price points below that which were available to us from our suppliers.

     The revenue increase in our Europe division of 25% was primarily attributable to an 18% increase in wireless devices sold though distribution due to increased demand for and availability of HTC's Qtek branded smart-phones, network operator promotional programs in certain markets and our entry into Finland during the second half of 2004. In addition, wireless devices handled in logistic services increased 183% due to our entry into the Slovak Republic in the second half of 2004.

Revenue by service line, as compared to the nine months ended September 30, 2004:

     We experienced a 16% increase in revenue from product distribution, primarily as a result of an 11% increase in units sold and a 5% increase in the average selling price of wireless devices on a constant currency basis. These increases were driven primarily by increased demand and improved product availability for feature-rich products from LG, Samsung and Nokia in the United States and Australia, Nokia CDMA in India and HTC's Qtek branded smart-phones in Europe, partially offset by the decline in units sold by our Brightpoint Asia Limited business as discussed previously.

     We experienced a 16% increase in revenue from fee-based integrated logistic services primarily as a result of an 83% growth rate in the number of wireless devices handled resulting from increased demand from current logistic services customers, including MVNOs and our entry into the Slovak Republic in July of 2004 as the provider of logistic services for a major network operator. A significant portion of the unit growth was driven by increased promotional activity in the Colombia market by our main network operator customer. The percentage increase in fee-based logistic services revenue was less than the unit growth rate due to changes in the mix of services provided to certain customers and the mix of volume between customers.

Gross Profit and Gross Margin

                    Three Months Ended Nine Months Ended
                       September 30,     September 30,      Percent Change
                    ------------------ -----------------  ---------------------
                      2005      2004     2005      2004    Quarter        YTD
                    -------   -------- -------   -------  --------      -------
(Amounts in 000s)
Distribution        $17,005   $13,267  $48,157   $40,740        28%        18%
Logistic services    14,673    12,600   40,240    30,422        16%        32%
                    -------   -------  -------   -------   -------      ------
Gross profit        $31,678   $25,867  $88,397   $71,162        22%        24%
                    -------   -------  -------   -------   -------      ------
Distribution            3.6%      3.7%     3.7%      3.6%     (0.1)pts    0.1pts
Logistic services      19.8%     18.2%    19.6%     17.1%      1.6 pts    2.5pts
                    -------   -------  -------   -------   -------      ------
Gross margin            5.8%      6.0%     5.9%      5.5%     (0.2)pts     .4pts
                    -------   -------  -------   -------   -------      ------

Gross profit and gross margin by service line, as compared to the third quarter of 2004:

     The overall 22% increase in gross profit was primarily attributable to a 63% increase in wireless devices handled and the related 26% increase in total revenue. The 0.2 percentage point decrease in gross margin was primarily the result of the shift in the mix of revenue from higher margin fee-based logistic services to lower margin distribution. Distribution revenue grew at a faster rate than logistic services and was 86% of total revenue in the third quarter of 2005 as compared to 84% in the third quarter of 2004. The increase in Distribution revenue was primarily due to increased demand and improved product availability for LG, Samsung and Nokia products in North America, Nokia CDMA products in India and HTC's Qtek brand of smart-phones in Europe.

     The 28% increase in gross profit from product distribution was primarily attributable to a 30% increase in distribution revenue and a gross margin decrease of 0.1 percentage points. During the third quarter of 2005, we experienced a slight decline in gross profit percentage in our Brightpoint Asia Limited business primarily due to supply constraints on higher margins products. In addition, we liquidated certain slow moving Qtek products in Europe at lower than average margins.

     The 16% increase in gross profit from integrated logistic services was attributable to a 7% increase in logistic services revenue and a gross margin increase of 1.6 percentage points. The increase in gross margin from integrated logistic services reflects a change in mix to higher margin services as well as increased cost efficiencies partially offset by lower logistic services fees per unit due to tiered pricing based on volume.

Gross profit and margin by service line, as compared to the nine months ended September 30, 2004:

     The overall 24% increase in gross profit was primarily attributable to a 54% increase in wireless devices handled and the related 16% increase in total revenue. The 0.4 percentage point increase in gross margin was primarily due to the improvement in the integrated logistic services gross margin. The integrated logistic services gross margin improved due to a change in mix to higher margin services as well as increased costs efficiencies partially offset by lower logistic services fees per unit due to tiered pricing based on volume.

     The 18% increase in gross profit from product distribution was primarily attributable to a 16% increase in revenue and a 0.1% improvement in gross margin due to the mix of devices sold.

     The 32% increase in gross profit from integrated logistic services was attributable to a 16% increase in logistic services revenue and a gross margin increase of 2.5 percentage points. The integrated logistic services gross margin improved due to a change in mix to higher margin services as well as increased costs efficiencies partially offset by lower logistic services fees per unit due to tiered pricing based on volume.

Selling, General and Administrative Expenses

                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,    Percent Change
                             ------------------   -----------------   --------------
                               2005      2004       2005      2004     Quarter   YTD
                             -------   -------    -------   -------   --------   ---
(Amounts in 000s)
Selling, general and
   administrative expenses   $20,657   $17,410    $59,325   $50,865     19%       17%
As a percent of revenue          3.8%      4.0%       3.9%      3.9%  (0.2)pts   0.0pts

As compared to the third quarter of 2004, SG&A expenses increased 19% in comparison with a 26% increase in revenue and a 22% increase in gross profit. As a percent of revenue, SG&A costs declined to 3.8% versus 4.0% in the three months ended September 30, 2004. The increase of $3.2 million in SG&A was primarily the result of incremental selling, marketing and administrative costs due to the overall growth of the Americas division and our investment in developing the Advance Wireless Division ("AWS") in the Americas. Additionally SG&A was negatively impacted by a $900 thousand increase in non-cash compensation related to equity awards under the Company's various long term compensation plans and $400 thousand related to the unfavorable impact of the strengthening of foreign currencies relative to the U.S. dollar.

As compared to the nine months ended September 30, 2004, SG&A expenses increased 17% in comparison with a 16% increase in revenue and a 24% increase in gross profit. As a percent of revenue, SG&A costs remained flat at 3.9% year over year. The increase of $8.5 million in SG&A expense was primarily the result of;
(i) incremental selling, marketing and administrative costs due to the overall growth of the Americas division and our investment in developing the Advance Wireless Division ("AWS") in the Americas, (ii) $1.6 million increase in non-cash compensation related to equity awards under the Company's various long term compensation plans, (iii) $1.6 million of the increase was related to the unfavorable impact of the strengthening of foreign currencies relative to the U.S. dollar. In addition SG&A for the nine months ended September 30, 2005 was negatively impacted by $600 thousand in employee severance and settlement payments primarily related to the resignations of our Senior Vice President, Corporate Controller and Chief Accounting Officer and Executive Vice President, Chief Financial Officer and Treasurer and settlement of former employee disputes in our Corporate headquarters, $500 thousand of professional fees, travel expenses and other costs pertaining to the evaluation of potential geographic expansion opportunities in our Europe and Asia-Pacific divisions which we currently believe will not be consummated, $400 thousand in legal and professional fees related to our on going evaluation and improvement of our internal controls in France and Australia and $1.4 million in SG&A expense associated with our entry into the Slovak Republic and Finland in the second half of 2004.

Facility Consolidation Charge

In September 2004, our Australian subsidiary entered into a new facility lease arrangement, which commenced in the first quarter of 2005. We vacated our previous location in Australia in the first quarter of 2005 and recorded a pre-tax charge of $1.2 million, which included approximately $968 thousand for the present value of estimated lease costs, net of an anticipated sublease, and non-cash losses on the disposal of assets of approximately $235 thousand. During the third quarter of 2005, our Australian subsidiary entered into an agreement to surrender its remaining obligations under its old facility lease. Pursuant to the above, the Company reduced its facility consolidation reserve by $270 thousand. See Note 2 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss) from Continuing Operations

                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,     Percent Change
                           ------------------   -----------------   --------------
                             2005       2004      2005      2004     Quarter   YTD
                           --------   -------   -------   -------    -------   ---
(Amounts in 000s)
OPERATING INCOME (LOSS):
The Americas                $ 8,737   $6,882    $21,496   $13,490      27%     59%
Asia-Pacific (1)              2,627    1,872      6,792     6,650      40%      2%
Europe                          (73)    (297)      (149)      372      --      --
                            -------   ------    -------   -------     ---     ---
   Total                    $11,291   $8,457    $28,139   $20,512      34%     37%
                            -------   ------    -------   -------     ---     ---

(1) Includes a facility consolidation charge (benefit) of ($270 thousand) for the three months ended September 30, 2005 and $933 thousand for the nine months ended September 30, 2005.

As compared to the third quarter of 2004, operating income from continuing operations increased $2.8 million. The increase in operating income from continuing operations was primarily a result of the 26% increase in revenue and an associated 22% increase in gross profit, partially offset by a 19% increase in SG&A expenses.

The 27% increase in operating income from continuing operations for the third quarter of 2005 when compared to the third quarter of 2004 in our Americas division was primarily due to an 82% increase in wireless devices handled, partially offset by increased SG&A costs related to the increase in overall business activities and the increased selling, marketing and administrative costs associated with the AWS channel.

The increased operating income from continuing operations for the third quarter of 2005 when compared to the third quarter of 2004 in our Asia-Pacific division is primarily due to the increased volumes and related profitability of our Australia, New Zealand and India operations, partially offset by lower gross profit in our Brightpoint Asia Ltd business as discussed previously.

The decrease in the operating loss for the third quarter of 2005, in the Europe division, as compared to the third quarter of 2004 was primarily due to increase volumes and related profitability in Germany, Slovakia and Finland, partially offset by decreased demand for our products and services in Sweden and Norway.

As compared to the nine months ended September 30, 2004, operating income from continuing operations increased $7.6 million. The increase in operating income from continuing operations was primarily a result of the 16% increase in revenue and an associated 24% increase in gross profit, partially offset by a 17% increase in SG&A expenses. Operating income from continuing operations was negatively impacted by $500 thousand of professional fees, travel expenses and other costs pertaining to the evaluation of potential geographic expansion opportunities in our Europe and Asia-Pacific divisions which we currently believe will not be consummated, $400 thousand in legal and professional fees related to our on-going evaluation and improvement of our internal controls in France and Australia and the $900 thousand facility consolidation charge in Australia.

Income from Continuing Operations

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   -----------------
                                                2005      2004       2005      2004
                                              -------   --------   -------   -------
(Amounts in 000s)
Income from continuing operations             $ 8,273   $ 5,622    $20,086   $13,564
   As a percent of revenue                        1.5%      1.3%       1.3%      1.0%
Diluted shares outstanding                     27,553    27,796     27,420    29,047
Income per diluted share from continuing
   operations                                 $  0.30   $  0.20    $  0.73   $  0.47

Income from continuing operations, as compared to the third quarter of 2004:

Income from continuing operations increased by $2.7 million or 47%. The increase was primarily a result of the 26% increase in revenue and an associated 22% increase in gross profit, partially offset by a 19% increase in SG&A expenses. In addition, income from continuing operations was positively impacted by a decrease in the effective tax rate from 31.2% in the third quarter of 2004 to 24.9% in the third quarter of 2005. The reduction in the effective tax rate is primarily due to generation of taxable income during the third quarter of 2005 in certain tax jurisdictions where valuation allowances were previously recorded for losses in prior periods and released in the quarter.

Income per diluted share from continuing operations was $0.30 for the third quarter of 2005, as compared to $0.20 in the third quarter of 2004. The reduction in diluted shares outstanding of 1% is attributable to the repurchase of the Company's common stock pursuant to the previously approved and announced share repurchase plans, partially offset by increases in options exercised and new grants under our various stock compensation plans.

Income from continuing operations, as compared to the nine months ended September 30, 2004:

Income from continuing operations increased by $6.5 million or 48%. The increase was primarily a result of the 16% increase in revenue and an associated 24% increase in gross profit, partially offset by a 17% increase in SG&A expenses. In addition, income from continuing operations was positively impacted by a decrease in the effective tax rate from 29.6% for the nine months ended September 30, 2004 to 26.8% for the nine months ended September 30, 2005. The reduction in the effective tax rate is primarily due to generation of taxable income during the nine months ended September 30, 2005 in certain tax jurisdictions where a valuation allowance were recorded for losses in prior periods and released in 2005.

Income per diluted share from continuing operations was $0.73 for the nine months ended September 30, 2005, as compared to $0.47 for the nine months ended September 30, 2004. The reduction in diluted shares outstanding of 6% is attributable to the repurchase of approximately 2.1 million shares of our common stock pursuant to the previously approved and announced share repurchase plans.

Discontinued Operations

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                            ------------------   ------------------
                                              2005       2004      2005       2004
                                            --------   -------   --------   -------
(Amounts in 000s)
Loss from discontinued operations           $(15,452)  $  (860)  $(19,827)  $(2,415)
Income (loss) on disposal of discontinued
   operations                                    997      (215)     1,331    (4,859)
                                            --------   -------   --------   -------
Total discontinued operations               $(14,455)  $(1,075)  $(18,496)  $(7,274)
                                            --------   -------   --------   -------
Loss per diluted share from discontinued
   operations                               $  (0.52)  $ (0.04)  $  (0.67)  $ (0.25)

As announced on May 9, 2005, the Company has been exploring various strategic alternatives, including, but not limited to, the sale, restructuring, closure or other corporate action relating to all or a portion of its French operations. On September 30, 2005, the Company entered into an agreement for the sale of Brightpoint France to an entity to be formed by Initiative ET Finance Investissement ("I&F") and the Managing Director of Brightpoint France, the consummation of which is subject to certain conditions precedent, including, but not limited to, the approval of the proposed transaction by I&F's investment committee. In addition, I&F has the right to terminate the agreement without liability because the EBITDA for Brightpoint France at September 30, 2005 is less than specified levels as set forth in the purchase and sale agreement. The Company cannot make any assurances that the sale to I&F will occur. Based on these events, the Company has applied the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and classified its operations in France as "held for sale" in the Consolidated Balance Sheet at September 30, 2005. In addition, SFAS No. 144 requires the Company to report the operating results of its operations in France as a component of discontinued operations for all periods presented as its operations and cash flows will be eliminated from the continuing operations of the Company.

In connection with the preceding, the Company recorded during the third quarter of 2005 a $13.8 million non-cash impairment charge to the value of goodwill and other intangibles, a $700 thousand non-cash impairment of certain assets and $800 thousand in operating losses for the three months ended September 30, 2005 related to its operations in France. These items are classified as a component of "Loss from discontinued operations" in the Consolidated Statements of Operations.

The Company cannot make any assurances that conditions precedent to the proposed sale of Brightpoint France to I&F will be satisfied and that the sale to I&F or any other party will occur. However, should the proposed sale be completed, the Company will be required to record a gain or loss to the extent that the current proposed selling price changes.

The total loss from discontinued operations in the third quarter of 2004 was primarily attributable to operating losses experienced by our France operations and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.

The loss from discontinued operations for the nine months ended September 30, 2004 was mainly ascribable to operating losses experienced by our France operations, losses incurred in Brightpoint Ireland's operations, an unrealizable asset written off and various professional and liquidation fees. The loss on disposal of discontinued operations for the nine months ended September 30, 2004, was primarily attributable to a $3.8 million loss on the sale of Brightpoint Ireland, a $584 thousand loss on the sale of one of our subsidiaries, Brightpoint do Brazil Ltda., and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. On February 19, 2004, our subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. The $3.8 million loss included the non-cash realization of approximately $1.6 million of cumulative currency translation adjustments.

Net Income (Loss)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------   ------------------
                                      2005       2004      2005       2004
                                    -------    -------   -------    -------
(Amounts in 000s)
Net income (loss)                   $(6,182)   $ 4,547   $ 1,590    $ 6,290
As a percent of revenue                (1.1)%      1.1%      0.1%       0.5%
Diluted shares outstanding           27,553     27,796    27,420     29,047
Earnings (loss) per diluted share   $ (0.22)   $  0.16   $  0.06    $  0.22

Net loss for the third quarter 2005 was $6.2 million ($0.22 loss per diluted share) due to the loss from discontinued operations, partially offset by income from continuing operations as discussed previously. Net income in the third quarter of 2004 was $4.5 million or $0.16 per diluted share.

Net income for the nine months ended September 30, 2005 was $1.6 million ($0.06 per diluted share) due to the income from continuing operations, partially offset by the loss from discontinued operations, as discussed previously. Net income for the nine months ended September 30, 2004 was $6.3 million or $0.22 per diluted share.

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RETURN ON INVESTED CAPITAL FROM OPERATIONS ("ROIC")

We believe that it is important for the business to manage our balance sheet as well as the statement of operations. A measurement that ties the statement of operations performance with the balance sheet performance is Return on Invested Capital from Operations ("ROIC"). We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while concurrently preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders' equity and debt.

The details of this measurement are outlined below.

                                                                        Trailing Twelve
                                                Three Months Ended        Months Ended
                                                   September 30,         September 30,
                                                -------------------   -------------------
                                                  2005       2004       2005       2004
                                                --------   --------   --------   --------
(Amounts in 000s)
OPERATING INCOME AFTER TAXES
Operating income from continuing operations     $ 11,291      8,457   $ 43,193   $ 29,612
Plus: Facility consolidation charge (benefit)       (270)        --        911        785
Less: Estimated income taxes (1)                  (2,748)    (2,637)   (12,487)    (8,819)
                                                --------   --------   --------   --------
   Operating income after taxes                 $  8,273   $  5,820   $ 31,617   $ 21,578
                                                ========   ========   ========   ========

INVESTED CAPITAL
Debt                                            $     --   $    362   $     --   $    362
Shareholder's equity                             142,792    137,627    142,792    137,627
                                                --------   --------   --------   --------
   Invested capital                             $142,792   $137,989   $142,792   $137,989
                                                ========   ========   ========   ========

                                                --------   --------   --------   --------
AVERAGE INVESTED CAPITAL (2)                    $147,790   $133,900   $147,356   $142,401
                                                --------   --------   --------   --------
ROIC (3)                                            22.4%      17.4%      21.5%      15.2%
                                                --------   --------   --------   --------

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

ROIC in the three month period ended September 30, 2005 improved to 22.4% from 17.4%, as the Company generated $9.8 million of annualized operating profit after tax from a $13.9 million increase of average invested capital. ROIC in the trailing twelve month period ended September 30, 2005 improved to 21.5% from 15.2% as the Company generated $10.0 million of operating income from continuing operations after tax with a $5.0 million increase of average invested capital.

CASH CONVERSION CYCLE

Management utilizes the cash conversion cycle days metric and its components to evaluate the Company's ability to manage its working capital and its cash flow performance. Cash conversion cycle days and its components for the quarters ending September 30, 2005 and 2004, were as follows:

                                                Three Months Ended
                                                   September 30,
                                                -------------------
                                                  2005       2004
                                                --------   --------
Days sales outstanding in accounts receivable      21         19
Days inventory on-hand                             18         19
Days payable outstanding                          (35)       (35)
                                                  ---        ---
   Cash Conversion Cycle Days                       4          3
                                                  ===        ===

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers, and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004.

During the third quarters of 2005 and 2004 our cash conversion cycle was 4 days and 3 days, respectively. On a year over year basis we have been able to manage our working capital consistently for all the components of cash conversion cycle days.

There can be no assurances that the Company will maintain these low levels of cash conversion cycle in the future. Increases in the cash conversion cycle would have the effect of consuming our cash, potentially causing us to borrow from lenders or issuing common stock to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company's cash flows.

OPERATING ACTIVITIES

For the nine months ended September 30, 2005, net cash provided by operating activities was $54.8 million. Net cash provided by operating activities was primarily comprised of cash operating profit from continuing operations of approximately $28.0 million for the nine months ended September 30, 2005, a reduction in pledged cash of $13.7 million, tax benefits from the exercise of stock options of $2.2 million and a $10.7 million decrease in operating assets and liabilities consisting primarily of changes in inventories, accounts payable and accrued expenses, partially offset by accounts receivables and other assets.

WORKING CAPITAL

                    SEPTEMBER 30,   December 31,
                         2005           2004
                    -------------   ------------
(Amounts in 000s)
Working capital        $102,905        $94,667
Current ratio            1.32:1         1.33:1

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

INVESTING ACTIVITIES

For the nine months ended September 30, 2005, net cash used by investing activities was $3.2 million. Net cash used by investing activities was comprised of $7.9 million used for capital expenditures from continuing operations, $1.0 million of cash used for discontinued operations and $357 thousand of cash used for acquisitions. These uses of cash were partially offset by a decrease in funded contract financing receivables of $3.4 million and the receipt of $2.7 million for repayment of a note receivable that was issued as a part of the divestiture of our former Middle East operations in 2002. Capital expenditures were primarily directed toward improving our information systems, particularly in the United States, the expansion of our warranty and non-warranty repair business in India and moving our operations in Australia into a new facility. We offer financing of inventory and receivables to certain network operator customers and their agents and manufacturer customers under contractual arrangements. Under these contracts, we manage and finance inventories and receivables for these customers resulting in a contract financing receivable. The change in contract financing receivables is typically due to timing of product receipts at the end of each quarter.

FINANCING ACTIVITIES

For the nine months ended September 30, 2005, net cash used in financing activities was $5.7 million. Net cash used in financing activities was primarily comprised of $9.0 million of repurchases of our common stock, partially offset by proceeds from the exercise of options of $3.3 million. On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During the nine months ended September 30, 2005, the Company repurchased approximately 707 thousand shares of its common stock at an average price of $12.74 per share, totaling $9.0 million. As of September 30, 2005, approximately $7.0 million may be used to purchase additional shares under this program.

Detail of the 2005 share repurchases is provided in the table below.

Issuer purchases of equity securities:

                                                 Total number of
                                                shares purchased         Total           Maximum dollar
                                                 as part of the     amount purchased        value of
                    Total number     Average        publicly            as part         shares that may
                     of shares     price paid       announced       of the publicly     yet be purchased
Month of purchase    purchased      per share        program       announced program   under the program
-----------------   ------------   ----------   ----------------   -----------------   -----------------
January 2005           225,450       $12.93          225,450           $2,915,706         $13,071,524
February 2005          112,500       $12.85          112,500            1,445,495          11,626,029
March 2005               3,150       $12.04            3,150               37,922          11,588,107
April 2005                  --           --               --                   --          11,588,107
May 2005               324,225       $12.56          324,225            4,073,923           7,514,184
June 2005               41,250       $12.86           41,250              530,580           6,983,604
July 2005                   --           --               --                   --           6,983,604
August 2005                 --           --               --                   --           6,983,604
September 2005              --           --               --                   --           6,983,604
                       -------       ------          -------           ----------         -----------
Total/Average          706,575       $12.74          706,575           $9,003,626         $ 6,983,604
                       -------       ------          -------           ----------         -----------

LINES OF CREDIT

The table below summarizes lines of credit that were available to the Company as of September 30, 2005:

                                     Gross                    Letters of Credit        Net
                    Commitment   Availability   Outstanding      & Guarantees     Availability
                    ----------   ------------   -----------   -----------------   ------------
(Amounts in 000s)
North America        $ 70,000      $ 63,000         $--            $21,500           $41,500
Australia              38,100        37,700          --              4,711            32,989
New Zealand             8,297         7,249          --                 21             7,228
France                     --            --          --                 --                --
Sweden                  1,937         1,937          --                 --             1,937
Slovak Republic         1,855         1,855          --                 --             1,855
Philippines             5,785         5,785          --              2,000             3,785
                     --------      --------         ---            -------           -------
Total                $125,974      $117,526         $--            $28,232           $89,294
                     ========      ========         ===            =======           =======

Additional details on the above lines of credit are disclosed in Note 5 of the Notes to Consolidated Financial Statements. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

OFF-BALANCE SHEET ARRANGEMENTS - ACCOUNTS RECEIVABLES TRANSFERS

During the nine months ended September 30, 2005 and 2004, we entered into certain transactions or agreements with banks and other third-party financing organizations in Norway and Sweden, with respect to a portion of our accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash.

Fees incurred are recorded as losses on the sale of assets and are included as a component of "Net other expenses" in the Consolidated Statements of Income.

Net funds received from the sales of accounts receivable for continuing operations during the nine months ended September 30, 2005 and 2004, totaled $185 million and $216 million, respectively. Fees, in the form of discounts, incurred in connection with these sales totaled $566 thousand and $663 thousand during the nine months ended September 30, 2005 and 2004, respectively. These fees are included as a component of "Net other expenses" in the Consolidated Statements of Income.

The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. We may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation of, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the nine months ended September 30, 2005 and 2004. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by us of our subsidiaries' obligations.

Pursuant to these arrangements, approximately $21 million and $27 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at September 30, 2005 and 2004, respectively. Amounts held by banks or other financing institutions at September 30, 2005 were for transactions related to our Norway and Sweden arrangements. All other arrangements have been terminated or expired.

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

The table below shows this calculation.

                         SEPTEMBER 30,   December 31,
                              2005           2004       % Change
                         -------------   ------------   --------
(Amounts in 000s)
Unrestricted cash           $112,819       $ 72,120       56.4%
Borrowing availability        89,294         77,146       15.7%
                            --------       --------       ----
Liquidity                   $202,113       $149,266       35.4%
                            ========       ========       ====

As of September 30, 2005, our liquidity increased $52.8 million from December 31, 2004. The increase was driven by increases in both operating cash flow, which includes the release of restricted cash and borrowing availability. Cash increased by 56% while borrowing availability increased by 16%.

We routinely make large payments, in certain occasions, in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions, in excess of $10 million. The timing of these payments or collections can cause our cash balances and borrowings to fluctuate throughout the year. During the nine months ended September 30, 2005 our largest outstanding borrowings on a given day were approximately $36 million with an average outstanding balance of approximately $15 million.

While it is difficult to quantify the adequacy of our liquidity for future needs, with our unrestricted cash balance and unused borrowing availability, totaling $202 million on September 30, 2005, and a positive quarterly EBITDA, we believe we have adequate liquidity to operate the business with our own resources for the next 12 months and to invest in potential growth opportunities.

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

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. At September 30, 2005 and December 31, 2004, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $11 million and $23 million, respectively. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2005 or 2004. At September 30, 2005, there were no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

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

We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's Principal Executive Officer, and its Chief Financial Officer ("Principal Financial Officer"), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, solely due to the material weaknesses with respect to our operations in France described in the latest amendment our Form 10-K for the fiscal year ended December 31, 2004 ("Amended Form 10-K"), as to which the process of remediation was ongoing as of September 30, 2005, the Company's disclosure controls and procedures were not effective as of September 30, 2005.

As previously reported in our Amended Form 10-K, the Company's management revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on February 3, 2005. In that report, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004, notwithstanding the existence of significant deficiencies that were deemed by the Company's management not to be material weaknesses. Subsequent to filing its initial annual report on Form 10-K, the Company identified errors in its 2004 financial statements and has restated those annual financial statements in our Amended Form 10-K, which was filed on September 1, 2005. Management concluded that these errors resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management revised its assessment of the effectiveness of the Company's internal control over financial reporting due to the following identified material weaknesses:

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

SUBSEQUENT CONTROL CHANGES

The Company has implemented changes in procedures for the reporting of mobile operator commissions, subsidies and bonuses in its France operations and rebates earned on non-financial key performance metrics in its Australia operations and believes that these changes will assure proper recognition of these items. As part of the assessment of its internal control over financial reporting, the Company has initiated changes in processes in our France and Australia operations to correct the errors that occurred and to reduce the likelihood that similar errors could occur in the future. In addition, management of the Company, with the assistance of certain members of the Board of Directors, is reviewing the regional financial organizational structure, instituting new financial reporting and revenue recognition controls at all Brightpoint locations, performing supplementary detailed monthly review of accounts by regional and corporate management and executing more frequent internal audits. In France, the Company has implemented a change in reporting structure for personnel as well as a change in personnel, enhanced its balance sheet reconciliation procedures, developed month-end reporting checklists and processes to review and revise certain critical balance sheet accounts, implemented quarter-end reconciliation procedures of significant customer and vendor accounts, and enhanced its operating controls. In Australia, the Company has enhanced the dissemination of written communications with significant vendors relating to rebates, volume bonuses and other incentives and has established a monthly meeting between the Finance Director of our Australia operations, the CFO of our Asia Pacific Division and product sales and operations management to discuss data related to vendor rebates, volume bonuses and other incentives.

Certain of the changes in the Company's internal controls over financial reporting described in the previous paragraph are still on-going. Management believes that the changes previously implemented had alleviated the material weaknesses in internal control with respect to our operations in Australia as of June 30, 2005 and for the period ended September 30, 2005.

As a result of the Company's ongoing review of its internal control over financial reporting, Brightpoint Germany is in the process of implementing new software that will affect all the significant processes in that entity including Order to Cash, Procure to Pay and General Accounting. These system changes are designed to enhance operational effectiveness and efficiencies and are also expected to further improve internal control. In addition to the implementation of the new software, Brightpoint Germany has taken steps to improve the control structure by making changes in local management personnel and providing for additional oversight by regional and corporate management.

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

A Complaint was filed on November 23, 2001, against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that the Company and other defendants have infringed seven patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. On September 9, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court holding that the asserted patents are unenforceable. The Company continues to dispute these claims and intends to defend this matter vigorously.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2004, we announced that our Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $20 million of the Company's common stock by December 31, 2005. During the nine months ended September 30, 2005, the Company repurchased approximately 707 thousand shares of its own common stock at an average price of $12.74 per share, totaling $9.0 million. As of September 30, 2005, approximately $7.0 million may be used to purchase shares under this program. Detail of the 2005 repurchases is provided in the table below.

     Issuer purchases of equity securities:

                                                Total number
                                                  of shares    Total amount
                                                purchased as   purchased as    Maximum dollar
                                                 part of the     part  of     value of shares
                    Total number     Average      publicly     the publicly   that may yet be
                      of shares    price paid     announced      announced    purchased under
Month of purchase     purchased     per share      program        program       the program
-----------------   ------------   ----------   ------------   ------------   ---------------
January 2005           225,450       $12.93        225,450      $2,915,706      $13,071,524
February 2005          112,500       $12.85        112,500       1,445,495       11,626,029
March 2005               3,150       $12.04          3,150          37,922       11,588,107
April 2005                  --           --             --              --       11,588,107
May 2005               324,225       $12.56        324,225       4,073,923        7,514,184
June 2005               41,250       $12.86         41,250         530,580        6,983,604
July 2005                   --           --             --              --        6,983,604
August 2005                 --           --             --              --        6,983,604
September 2005              --           --             --              --        6,983,604
                       -------       ------        -------      ----------      -----------
Total/Average          706,575       $12.74        706,575      $9,003,626      $ 6,983,604
                       -------       ------        -------      ----------      -----------

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

     (a)  Exhibits

          The list of exhibits is hereby incorporated by reference to the
          Exhibit Index on page 48 of this report.

PART II OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Brightpoint, Inc.
                                        (Registrant)


Date: November 7, 2005                  /s/ Robert J. Laikin
                                        ----------------------------------------
                                        Robert J. Laikin
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


Date: November 7, 2005                  /s/ Anthony W. Boor
                                        ----------------------------------------
                                        Anthony W. Boor
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: November 7, 2005                  /s/ Vincent Donargo
                                        ----------------------------------------
                                        Vincent Donargo
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
10.1          Employment Term Sheet between Brightpoint, Inc and Vincent Donargo dated as of August 25, 2005

10.2          Amendment No. 2 and Limited Waiver to Amended and Restated Credit
              Agreement dated September 30, 2005 among Brightpoint North America
              L.P., a Delaware limited partnership, and Wireless Fulfillment
              Services LLC, a California limited liability company, General
              Electric Capital Corporation, a Delaware corporation, for itself, as Lender and as Agent for Lenders, and the other Lenders and the other Credit Parties Signatory to the Amended and Restated Credit
              Agreement. *

10.3 Employment Agreement between Brightpoint, Inc. and Anthony W. Boor dated October 17, 2005. **

10.4          Agreement dated as of September 30, 2005 between Brightpoint
              Holdings BV as Seller and Initiative ET Finance Investissement in the name and on behalf of NEWCO as Purchaser for the Sale and Purchase of 100% of the securities of Brightpoint France and transfer of a shareholder loan.

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

99.1          Cautionary Statements

* Incorporated by reference to the Registrant's Form 8-K for the event dated August 25, 2005, which was filed on August 31, 2005

** Incorporated by reference to the Registrant's Form 8-K for the event dated October 17, 2005, which was filed on October 18, 2005