Form 10-K
period 2005-12-31
BRIGHTPOINT INC
filed 2006-03-02
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)
501 AIRTECH PARKWAY, PLAINFIELD, INDIANA 46168
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (317) 707-2355
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par value
Preferred Share Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) or the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $385,040,214.
The number of shares of Common Stock outstanding as of February 27, 2006: 41,617,675
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2006, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I
Item 1. Business.
General
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”) and Mobile Virtual Network Operators (“MVNOs”) with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, United Arab Emirates and the United States. We provide logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We provide distribution and logistic services for wireless products manufactured by companies such as Audiovox, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens and Sony Ericsson.
We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc. In June 2004, we reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.
Our website is www.brightpoint.com. We make available, free of charge, at this website our Code of Business Conduct, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.
In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168, telephone number: (877) 447-2355.
Unless the context otherwise requires, the terms “Brightpoint,” “Company,” “we,” “our” and “us” means Brightpoint, Inc. and its consolidated subsidiaries.
Financial Overview and Recent Developments
Financial Overview. In 2005, our wireless devices handled grew by 57% to 42.1 million devices from 26.8 million devices in 2004, which was principally driven by an 81% growth rate of wireless devices handled through our fee-based logistic services. Revenue grew by 21% to $2.1 billion in 2005 from $1.8 billion in 2004. Gross profit was up 26% and operating income from continuing operations was $44.4 million, up 25% from 2004.
Income from continuing operations was $31.9 million or $0.77 per diluted share, which represented a 34% increase from 2004. Net income decreased by 24% to $10.4 million, or $0.25 per diluted share, in 2005 from $13.7 million, or $0.32 per diluted share, in 2004 due primarily to a $13.8 million non-cash impairment charge to the value of goodwill and other intangibles related to our discontinued operations in France. Return on invested capital from operations was 22%.
Cash and cash equivalents (unrestricted) were $106.1 million at December 31, 2005, an increase of 47% from $72.1 million at December 31, 2004. The increase in cash and cash equivalents (unrestricted) was primarily due to cash provided by operating activities of $69.0 million, partially offset by the repurchase of $15.9 million of the Company’s Common Stock, $12.6 million capital expenditures, and $8.4 million decrease in cash from changes in foreign exchange rates.
Launch of Advanced Wireless Services (“AWS”). AWS was created in the first quarter of 2005 to deliver bundled wireless products and services (such as Windows Mobile-based smart phones and pocket PC’s, activation services, bundled software applications, VoIP products/services, wireless LAN infrastructure and services, and mobile content) to our existing sales channels (mobile operators and their dealers), as well as to new channels such as value-added resellers and system integrators targeting the enterprise and small/medium business markets. To date, our AWS business has already announced agreements with Belkin, ECCB, Intel, Microsoft, Motorola, RTX, Skype and Vonage.
Share repurchase plan. On November 11, 2005, we announced that our Board of Directors had approved an extension and increase of the $20.0 million share repurchase plan that was previously announced on November 30, 2004. The Board of Directors approved an increase of $18.0 million, allowing us to repurchase up to a total of $38.0 million of the Company’s Common Stock. The share repurchase plan that was previously scheduled to expire on December 31, 2005 has been extended to expire on December 31, 2007. As of December 31, 2005, we have repurchased a total of 1,949,588 shares under this plan at a weighted average price of $10.25 totaling $19.9 million, and approximately $18.1 million may be used to purchase additional shares under this plan.
Sale of Brightpoint France SARL. On December 16, 2005, we sold all the equity securities of Brightpoint France SARL (Brightpoint France) to an entity formed by the former managing director of Brightpoint France for an aggregate purchase price of approximately $1.6 million, of which approximately $0.1 million has been received and approximately $1.5 million is payable in annual installments on each of the first, second, and third anniversaries following the date of closing.
Purchase of Persequor Limited (Persequor). In February 2006, we purchased Persequor for approximately $1.0 million. Previously, Persequor had provided management services to Brightpoint India Limited (Brightpoint India) and Brightpoint Asia Limited pursuant to an October 31, 2003 agreement under which we sold 15% of our interest in Brightpoint India to Persequor in exchange for Persequor providing management services to Brightpoint India. The $1.0 million purchase of Persequor includes the 15% interest in Brightpoint India valued at approximately $0.2 million.
Global Wireless Industry
The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:
•	Mobile operators: build and operate wireless networks and provide voice and data access services to subscribers. Certain mobile operators resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks. These mobile operators are referred to as MVNOs.

•	Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to host and operate the networks.

•	Components designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, antennae and others.

•	Content providers: develop mobile content for use with wireless devices and provide consumers with content such as ring tones, messaging, music, streaming video and television, games and other applications.

•	Wireless device manufacturers: design, manufacture, and market the wireless devices, such as cellular phones, wireless personal digital assistants, smart-phones and pagers, which connect subscribers to a wireless network.

•	Distributors, retailers and resellers: distributors provide logistic and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retailers, value-added resellers and system integrators provide subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device.
Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through mobile operators who utilize digital and analog technological standards, such as:

Generation	Technology Standards
1G Analog	AMPS
2G Digital	TDMA, CDMA, GSM, iDEN
2.5G Digital	GPRS, EDGE, CDMA 1xRTT
3G Digital	W-CDMA/UMTS, CDMA 1xEV-DO, HSDPA

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
From 2004 to 2005, the estimated number of worldwide wireless subscribers increased by approximately 300 million to over 2 billion. At the end of 2005, wireless penetration was estimated to be approximately 35% of the world’s population. During 2005, shipments of wireless devices in the global wireless industry increased by approximately 20% to 24% to an estimated 800 million wireless devices. Worldwide wireless device shipments are currently forecasted to be approximately 900 million to 1 billion devices in 2006. The percentage of replacement wireless device shipments has grown and replacement remains the single biggest factor driving global wireless device sell-in demand. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection was based on Company and industry analyst estimates.
We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to Item 1A, “Risk Factors”):
Replacement Devices. As overall subscriber penetration increases in many markets, growth in wireless device volume is more dependent on the replacement of wireless devices by existing subscribers. During 2005, shipments of replacement wireless devices in the global wireless industry increased from approximately 400 million devices in 2004 to an estimated 500 million replacement devices. In 2006, it is estimated that replacement device shipments will total approximately 650 million and represent approximately 67% of total wireless device shipments. We believe that the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (2.5G and 3G) with streaming video and television, color displays, camera-enabled handsets including mega-pixel embedded cameras, MP3 and other audio capabilities, internet access and content such as ring tones, images and games. While the new features, enhanced functionalities and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.
Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Greater economic growth, increased wireless service availability or lower cost of wireless service compared to conventional fixed line systems and reductions in the cost of wireless devices may result in an increase in subscribers. In particular, markets or regions such as India, Latin America, China, Eastern Europe and Russia are expected to significantly increase their number of subscribers. Increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications may further increase the number of subscribers in markets that have historically had high penetration rates. More mobile operators may offer services including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through increased bandwidth thus, attracting more subscribers to mobile operators which offer such services.
Next Generation Systems. In order to provide a compelling service offering for their current and prospective subscribers, mobile operators continue to expand and enhance their systems by migrating to next generation systems such as 2.5G and 3G. These next generation systems allow subscribers to send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet, watch television and take advantage of services such as monitoring services, point-of-sale transaction processing, machine-to-machine communications, location monitoring, sales force automation and customer relationship management. In order to realize the full advantage of these services and capabilities, many current subscribers will need to replace their wireless devices. As a result, the continued rollout of next generation systems is expected to be a key driver for replacement sales of wireless devices. However, the ability and timing of mobile operators to rollout these new services and manufacturers to provide devices which utilize these technologies may have a significant impact on consumer adoption and the rate of sale of replacement devices.
New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. For example, many companies have announced their intentions to create MVNOs in order to leverage their content and brands in the wireless space. This follows the success that MVNO companies such as Virgin Mobile, Boost Mobile and TracFone have had in attracting new, incremental mobile subscribers in the United States. In addition, companies such as Microsoft (wireless device operating systems provider) and High Tech Computer Corp. (wireless device manufacturer) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. These companies and their products may heighten competition with existing manufacturers and provide consumers with more feature-rich products, broader selection and new market channels, which may result in increased wireless device shipments.
Pricing Factors and Average Selling Prices. It is estimated that in 2005 the global wireless industry’s average selling price for wireless devices declined by approximately 11%. A number of factors impacted the actual average selling prices including, but not limited to, shortening of the product life cycle, decreasing manufacturing costs due to higher volumes, manufacturing efficiencies, reductions in material costs, consumer demand, manufacturers’ promotional activities, product availability, fluctuations in currency exchange rates, product mix and device functionality. We anticipate that the global wireless industry’s average selling prices for wireless devices will continue to decline despite the fact that manufacturers have been adding enhanced features such as color screens and embedded cameras; however, no assurance can be given regarding the rate of such decline. Although the decline in average selling prices could offset growth in overall wireless shipments and have an adverse impact on both the industry’s and the Company’s distribution revenues, changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are fee based services.
Our Business
Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With over 42 million wireless devices handled in 2005, we are one of the largest dedicated distributors of wireless devices and providers of logistic services to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes product distribution, logistic services, activation services and the sale of prepaid airtime. The majority of our business is conducted in the product distribution and logistic services business models. While our activation services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.
Product Distribution. In our product distribution activities we purchase a wide variety of wireless voice and data products from leading manufacturers. We take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 20,000 customers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products, which we believe have the potential for enhanced financial return and significant market penetration. In 2005, 2004 and 2003, approximately 86%, 86% and 89% of our total revenue was derived from product distribution. In 2005, 2004 and 2003, approximately 28%, 38% and 52%, of our total wireless devices handled were sold through product distribution. In 2005, 2004 and 2003, our gross margin on product distribution revenue was 3.9%, 3.9% and 3.6%. Cost of revenue for product distribution includes the costs of the products sold, warehousing, labor and other operating costs.
The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as Audiovox, Kyocera, LG Electronics, Motorola, Nokia, Qtek (a product of High Tech Computer Corp.), Samsung, Siemens and Sony Ericsson. In 2005, 2004 and 2003, our sales of wireless devices through product distribution totaled 11.8 million, 10.1 million and 10.4 million devices. Although the industry’s average selling prices have continued to decline, our average selling prices have increased. In 2005, 2004 and 2003, our average selling prices for wireless devices were approximately $147, $142, and $136 per unit.
We also distribute accessories used in connection with wireless devices, such as batteries, chargers, memory cards, car-kits, cases and “hands-free” products. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide mobile operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of those customers.
Logistic Services. Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of Sprint Nextel (United States), Virgin Mobile (United States), TracFone (United States), ALLTEL (United States), MetroPCS (United States), Cricket Communications (United States), COMCEL (Colombia), T-Mobile Slovensko (Slovak Republic) and Vodafone (Australia).
During 2005, 2004 and 2003, logistic services accounted for approximately 14%, 14% and 11% of our total revenue and accounted for approximately 72%, 62% and 48% of the total wireless devices we handled. In 2005, 2004 and 2003, our logistic services gross margin was 20.6%, 18.2% and 17.7%. Cost of revenue for logistic services is primarily composed of direct and indirect labor, warehousing, information technology and other operating costs. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than our distribution business.
Activation Services. In our activation services business, we provide a cost-effective channel for mobile operators and MVNOs to add new subscribers. We do this by establishing and managing a network of independent authorized retailers (“Accesspoint Dealer Network”). We provide our Accesspoint Dealer Network with access to products and support them through commissions management, sales and marketing programs, merchandising programs, training programs, incentive programs and cooperative advertising. As these retailers activate or upgrade subscribers, they earn commissions from mobile operators. We collect these commissions from the mobile operators and pay the retailers their pro-rata portion of the commissions after deducting our fees. For mobile operators and MVNOs, we provide them with incremental points of sale, a variable-cost model for acquiring new subscribers and commissions management for our Accesspoint Dealer Network. Sales of wireless devices and related accessories to our network of independent authorized retailers are included in product distribution revenues and fees earned from commissions management services are included in logistic services revenues. We currently provide activation services in the United States to mobile operators such as Sprint Nextel and Virgin Mobile.
Prepaid Airtime. Through our prepaid airtime business model, we participate in the ongoing revenue stream generated by prepaid subscribers. We do this by purchasing physical scratch cards or electronic activation codes from mobile operators and MVNOs and distributing them to retail channels. Much of our activity in the prepaid airtime business model is in our Europe and Asia-Pacific divisions; however, we are seeing increased acceptance of prepaid or pay-as-you-go subscriber plans in the United States. Sales of physical scratch cards or electronic activation codes to retail customers are included in logistic services revenues. We distribute prepaid airtime in many of our operations on behalf of mobile operators and MVNOs such as: Virgin Mobile (United States), Vodafone (Australia and New Zealand), Sonofon (Denmark), Tele2 (Sweden) and TeliaSonera (Sweden).
Our Strategy
Our strategy is to continue to grow as a leader in product distribution and logistic services in the global wireless industry. Our objectives are to increase the Company’s earnings, increase our market share, improve our return on invested capital within certain debt-to-total-capital parameters and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.
Our strategy incorporates industry trends such as increasing sales of replacement devices, increasing subscribers, the migration to next generation systems and new or expanding industry participants as described in detail in the section entitled “Global Wireless Industry.” We will endeavor to grow our business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions. In evaluating opportunities for growth, key components of our decision making process include anticipated long-term rates of return, short-term returns on invested capital and risk profiles as compared to the potential returns. No assurances can be given on the success of our strategy, refer to Item 1A, “Risk Factors”.
Key elements of our strategy include:
Expand into New Geographic Markets. We estimate that the global wireless industry shipped approximately 800 million wireless devices in 2005. In the geographic markets where we currently operate (our addressable market), we estimate the market size was approximately 245 million wireless devices in 2005. We believe we are in a position to enter into new markets, thereby expanding our addressable market. In 2006, we believe that there may be additional expansion opportunities in Latin America, Europe, Asia and the Middle East.

Add New Products and Services in Current Markets. Our strategy includes the search for new products and new service offerings within the current geographic markets in which we operate. With increasing functionality of wireless devices resulting from technological advancements and enhanced data speeds due to the migration to next generation systems, we believe that device manufacturers will introduce new innovative products, which we may distribute. Potential new product categories include wireless broadband; mobile media and applications including ring tones, images, games and music; and smart device enterprise solutions providing bundled wireless solutions to small and medium enterprise customers through the value-added resellers and system integrator channels. We launched our AWS business during 2005 in line with this strategy.
Expand Existing Product and Service Offerings in Current Markets. Our plan includes the transfer of our industry know-how, relationships, and capabilities from one market to another in an effort to expand our product and service offerings within our current markets. This is intended to enhance the service offerings and product lines of some of our operations, which have relatively limited product lines and service offerings as compared to the collective product and service offerings of the entire Company. Opportunities in expanding our product lines include wireless handsets, data devices, memory cards, sim-cards and accessories. Opportunities in expanding our service offerings include product fulfillment, electronic prepaid recharge services, reverse logistics management, repair services, and activation services.
Continue to Build and Promote the Brightpoint Brand within the Global Wireless Industry. Many of our customers and suppliers operate in multiple markets globally. We believe that strengthening our corporate brand and delivering a consistent message globally may allow us to compete for business more effectively than local unbranded distribution companies or logistic services providers who are not solely dedicated to serving the global wireless industry. We have developed distribution and logistics expertise that is unique to the global wireless industry and, with a solid brand, plan on pursuing opportunities to further grow our business.
Customers
We provide our products and services to a customer base of approximately 20,000 mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2005, customers in each of our primary sales channels include the following:
Mobile Operators and MVNOs: ALLTEL (United States), Amp’d Mobile (United States), Dobson Cellular (United States), IDT (United States), MetroPCS (United States), Mobile ESPN (United States), Movida (United States), Sprint Nextel (United States), TracFone (United States), Virgin Mobile (United States), Comcel (Colombia), SingTel (Australia), Telstra (Australia), Vodafone (Australia, New Zealand and Germany), Reliance Infocomm (India), Tata TeleServices (India), Netcom (Norway), Tele2 (Sweden) and T-Mobile Slovensko (Slovak Republic)
Dealers and Agents: Moorehead Communications (United States), One Stop Cellular (United States), Wireless One (United States), Fone Zone (Australia), First Mobile Group (New Zealand), MV2 Telecoms Shop (Philippines), Dialect (Sweden) and Klartsvar (Sweden)
Mass Retailers: Best Buy (United States), Target (United States), Strathfield (Australia), Woolworth’s Group (Australia), and Pressbyran (Sweden)
Other Distributors: Strax (United States), Wireless Channels (United States), Computech Overseas International (Hong Kong), Charmley Trading Pte. Ltd (Singapore) and HCT Holdings Limited (Hong Kong)
For 2005, 2004 and 2003, aggregate revenues generated from our five largest customers accounted for approximately 25%, 22% and 34% of our total revenue. In 2005, 2004 and 2003, Computech Overseas International (Computech), a customer of the Company’s Brightpoint Asia Limited operations, accounted for approximately 11%, 10% and 11% of the Company’s total revenue and 21%, 19% and 19% of the Asia-Pacific division’s revenue. At December 31, 2005 and 2004, there were no amounts owed to us from Computech. See Item 1A, “Risk Factors” – “THE LOSS OR REDUCTION IN ORDERS FROM PRINCIPAL CUSTOMERS OR A REDUCTION IN PRICES WE ARE ABLE TO CHARGE THESE CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.”
We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are received from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Because orders are filled shortly after receipt, backlog is generally not material to our business. Our logistic services are typically provided pursuant to agreements with terms between one and three years which generally may be terminated by either party subject to a short notice period.
Purchasing and Suppliers
We have established key relationships with leading manufacturers of wireless voice and data equipment such as Audiovox, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens and Sony Ericsson. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. In certain limited circumstances, we provide warranties directly to the end customer.
Nokia, our largest supplier of wireless devices and accessories, accounted for approximately 61%, 63% and 79% of purchases for our product distribution business in 2005, 2004, and 2003. None of our other suppliers accounted for 10% or more of product purchases in 2005, 2004 or 2003. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See — “Competition.”
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
Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistic services including our activation services and prepaid airtime business models. Including support and retail outlet personnel, we had 396 employees involved in sales and marketing at December 31, 2005, of which 202 are in our Americas division, 65 in our Europe division, and 129 in our Asia-Pacific division. During 2005, sales and marketing efforts for our Brightpoint Asia Limited operations were outsourced to Persequor Limited, to whom we paid a management fee, including performance based commissions. Persequor Limited was a 15% partner in Brightpoint India Private Limited and oversaw our Brightpoint India Private Limited’s operations. During the first quarter of 2006, we purchased Persequor, including the 15% interest in

Brightpoint India. Therefore, sales and marketing efforts of our Brightpoint Asia Limited operations are no longer outsourced and we now have additional sales and marketing employees in our Asia-Pacific division as a result of this transaction.
Seasonality
The operating results of each of our three divisions may be influenced by a number of seasonal factors in the different countries and markets in which we operate. These factors may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to:
•	promotions and subsidies by mobile operators;

•	the timing of local holidays and other events affecting consumer demand;

•	the timing of the introduction of new products by our suppliers and competitors;

•	purchasing patterns of customers in different markets;

•	general economic conditions; and

•	product availability and pricing.
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
Competition
We operate in a highly competitive industry and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless voice and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value, in terms of price, capability, time, product knowledge, reliability, customer service and product availability. Our competitors may possess substantially greater financial, marketing, personnel and other resources than we do, which may enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns.
The distribution of wireless devices and the provision of logistic services within the global wireless industry have, in the past, been characterized by relatively low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.
The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services, to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offering and introducing products with enhanced functionality that compete with other non-wireless consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete to a certain extent with non-wireless digital cameras, and wireless devices with MP3 capabilities that compete with non-wireless handheld audio players. These non-wireless consumer electronic products are distributed through other non-wireless distributors who may become our competitors as the wireless industry continues to introduce wireless devices with enhanced functionality. In addition, products that reach the market outside of normal distribution channels, such as gray market resellers, may also have an adverse impact on our operations.

Our current competition and specific competitors varies by service line and division as follows:
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
For product distribution, specific competitors and the divisions in which they generally compete with us include BrightStar Corporation (Americas and Asia-Pacific), CellStar Corporation (Americas), Infosonics (Americas), Tessco Technologies (Americas), Cellnet Group Ltd. (Asia-Pacific), Axcom (Europe), Caudwell Communications Limited (Europe), Dangaard Telecom Holding A/S (Europe) and Ingram Micro (all divisions).
Logistic Services. Our logistic services business competes with general logistic services companies who provide logistic services to multiple industries and specialize more in the warehousing and transportation of finished goods. Manufacturers can also offer fulfillment services to our customers. Certain mobile operators have their own distribution and logistics infrastructure which competes with our outsource solutions.
For logistic services, specific competitors and the division in which they generally compete with us include Aftermarket Technologies Corp. (Americas), CAT Logistics (Americas), PFSweb, Inc. (Americas), Tessco Technologies (Americas), UPS Logistics (Americas), Bertelsmann AG (Europe), Dangaard Telecom Holding A/S (Europe) and Kuehne + Nagel (Europe).
Activation Services. Our activation services business competes with other specialists who establish and manage independent authorized retailers and value-added resellers and with mobile operators who have the infrastructure necessary to manage their indirect channels.
For activation services, specific competitors and the division in which they generally compete with us include American Wireless (Americas), Cellular Network Communication Group (Americas), QDI (Americas), Wireless Channels (Americas) and Avenir S.A. (Europe).
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
For prepaid airtime, specific competitors and the divisions in which they generally compete with us include American Wireless (Americas), InComm (Americas), Alphyra (Europe), Dangaard Telecom Holding A/S (Europe) and Euronet (Europe).
Information Systems
The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have, and continue to implement, business applications that enable us to provide our customers and suppliers with solutions for the distribution of their products. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); Web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management and reporting. During 2005, 2004 and 2003, we invested approximately $5.0 million, $4.6 million and $5.2 million, on our information systems with the focus of increasing the functionality and flexibility of our systems. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all of our divisions. At December 31, 2005, there were approximately 70 employees in our information technology departments worldwide.

Employees
As of December 31, 2005, we had 1,683 employees; 856 in our Americas division, 667 in our Asia-Pacific division and 160 in our Europe division. Of these employees, approximately 5 were in executive officer positions, 978 were engaged in service operations, 396 were in sales and marketing and 304 were in finance and administration (including information technology employees). Our distribution activities and logistic services are labor-intensive and we utilize temporary laborers, particularly in our Americas division. At December 31, 2005, we had approximately 2,115 temporary laborers; 1,920 in our Americas division, 176 in our Asia-Pacific division and 19 in our Europe division. Of these temporary laborers, approximately 984 were engaged in service operations, 1,008 were in sales and marketing and 123 were in finance and administration. Worldwide, none of our employees are covered by a collective bargaining agreement, except for national collective labor agreements in Finland. We believe that our relations with our employees are good. See Item 1A, “Risk Factors” — “WE ARE SUBJECT TO CERTAIN PERSONNEL RELATED ISSUES.”
Segment and Geographic Financial Information
Financial information concerning our segments and other geographic financial information is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION” of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
There are many important factors that have affected, and in the future could affect our business, including the factors discussed below which should be reviewed carefully, in conjunction with the other information contained in this Form 10-K. Some of these factors are beyond our control and future trends are difficult to predict. In addition, various statements, discussions and analyses throughout this Form 10-K are not based on historical fact and contain forward-looking statements. These statements are also subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.
The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers could materially adversely affect our business. — In 2005, 2004 and 2003 Computech Overseas International (Computech), a customer of the Company’s Brightpoint Asia Limited operations, accounted for approximately 11%, 10% and 11% of the Company’s total revenue and 21%, 19% and 19% of the Asia-Pacific division’s revenue. At December 31, 2005 and 2004, there were no amounts owed to us from Computech. Although Nextel Communications, Inc. (Nextel), a fee-based logistic services customer, is less than 10% of the Company’s total revenue, it is more than 10% of wireless devices handled in our business in the United States. Sprint Corporation (Sprint) is a customer and a supplier within the activation services business in the Company’s North American business. On August 12, 2005, Sprint and Nextel completed a merger to form Sprint Nextel Corporation (Sprint Nextel). There can be no assurance that we will be successful in retaining this customer. Many of our customers in the markets we serve have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. Although we have entered into contracts with certain of our largest logistic services customers, we previously have experienced losses of certain of these customers through expiration or cancellation of our contracts with them and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.
Our business may be adversely impacted by consolidation of mobile operators. — The past several years have witnessed a consolidation within the mobile operator community, and this trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenditures, which could in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistic services. We could also lose business if mobile operators, which are our customers, are acquired by other mobile operators that are not our customers.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future. — We purchase wireless devices and accessories that we sell from wireless communications equipment manufacturers, distributors and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers are generally non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, this may result in a loss of customers and may have a material adverse effect on our results of operations.
We may become subject to suits alleging medical risks associated with our wireless devices. — Lawsuits or claims have been filed or made against manufacturers of wireless devices over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications devices. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless devices has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless devices. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless devices or if any damages claim against us is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless devices.
We may have difficulty collecting our accounts receivable. — We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers’ and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer’s and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.
Our future operating results will depend on our ability to continue to increase volumes and maintain margins. — A large percentage of our total revenues is derived from sales of wireless devices, a part of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon demand for wireless voice and data products and our having adequate supply of these products. The gross margins that we realize on sales of wireless devices could be reduced due to increased competition or a growing industry emphasis on cost containment. However, a sales mix shift to fee-based logistic services may place negative pressure on our revenue growth while having a positive impact on our gross margins. Therefore, our future profitability will depend on our ability to maintain our margins or to increase our sales to help offset future declines in margins. We may not be able to maintain existing margins for products or services offered by us or increase our sales. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.
Our business growth strategy includes acquisitions. — We have acquired other businesses in the past and plan to continue to do so in the future based on our global business strategy. Acquisitions may not meet our expectations at the time of purchase and could adversely affect our operations causing operating losses and subsequent write-downs due to asset impairments.
The market price of our Common Stock may continue to be volatile. — The market price of our Common Stock has fluctuated significantly from time to time since our initial public offering in April 1994. The trading price of our Common Stock could experience significant fluctuations in the future in response to certain factors, which could include actual or anticipated variations in our quarterly operating results or financial position; repurchases of Common Stock; commencement of litigation; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless voice and data industry; changes in governmental regulation and the enforcement of such regulation; changes in the assessment of our credit rating as determined by various credit rating agencies; or changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stock for companies in the global wireless industry or in the distribution or logistic services sectors of the global wireless industry could also affect the market price of our Common Stock.
Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future. — We provide functions such as distribution, inventory management, fulfillment, customized packaging, prepaid and e-commerce solutions, activation management and other outsourced services for many wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistic services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewals or otherwise maintain these agreements on terms, including price, consistent with our current terms could have a material adverse effect on our business.
We depend on third parties to manufacture products that we distribute and, accordingly, rely on their quality control procedures. — Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide products to our customers could be disrupted.
Our operations may be materially affected by fluctuations in regional demand patterns and economic factors. — The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe that the enhanced functionality of wireless devices and the roll-out of next generation systems has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by mobile operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. A prolonged economic slow-down in the United States or any other region in which we have significant operations could negatively impact our results of operations and financial position.
Rapid technological changes in the global wireless industry could have a material adverse effect on our business. — The technology relating to wireless voice and data equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products or services which have perceived or actual advantages over our service offerings or products that we handle or which otherwise render those products or services obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of capital increase our risk of loss due to product obsolescence.
We rely on our suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases. — Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to, pledged cash requirements, our payment history with the supplier, the supplier’s credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.
A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. — We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we entered into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations. This could result in our incurring significant additional losses.
Natural disasters, epidemics, hostilities and terrorist acts could disrupt our operations. — Although we have implemented policies and procedures designed to minimize the effect of a natural disaster, epidemics, outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time but our operations could be adversely affected.
We make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions. — We have made significant investments in information systems technology and have focused on the application of this technology to provide customized logistic services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems. Further, certain of our contractual arrangements to provide services contain performance measures and criteria that if not met could result in early termination of the agreement and claims for damages. In connection with the implementation of this technology we have incurred significant costs and have experienced significant business interruptions. Business interruptions can cause us to fall below acceptable performance levels pursuant to our customers’ requirements and could result in the loss of the related business relationship. We may experience additional costs and periodic business interruptions related to our information systems as we implement new information systems in our various operations. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistic services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently. In addition, a significant increase in the costs of additional technology or telephone services that are not recoverable through an increase in the price of our services could have a material adverse effect on our results of operations.
We have debt facilities, which are secured by a portion of our assets and which could prevent us from borrowing additional funds, if needed. — Our United States, Australia and New Zealand subsidiaries’ credit facilities are secured by primarily all of their respective assets and borrowing availability is based primarily on a percentage of eligible accounts receivable and inventory. Consequently, any significant decrease in eligible accounts receivable and inventory could limit our subsidiaries’ ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our United States, Australia and New Zealand subsidiaries’ credit facilities also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of Common Stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States, Australia and New Zealand. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our subsidiaries’ indebtedness would become immediately due and payable, and the banks could foreclose on its security.
The global wireless industry is intensely competitive and we may not be able to continue to compete successfully in this industry. — We compete for sales of wireless voice and data equipment, and expect that we will continue to compete, with numerous well-established mobile operators, distributors and manufacturers, including our own suppliers. As a provider of logistic services, we also compete with other distributors, logistic services companies and electronic manufacturing services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. The global wireless industry has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.
We may not be able to manage and sustain future growth at our historical or current rates. — In prior years we have experienced domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could have a material adverse effect on our operations. Our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could have a material adverse effect on future earnings. In addition, our growth prospects could be adversely affected by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.
Our business strategy includes entering into relationships and financings, which may provide us with minimal returns or losses on our investments. — We have entered into several relationships with wireless equipment manufacturers, mobile operators and other participants in our industry. For example, we have invested in our AWS business, which may or may not provide us with acceptable returns. We intend to continue to enter into similar relationships as opportunities arise. We may enter into distribution or logistic services agreements with these parties and may provide them with equity or debt financing. Our ability to achieve future profitability through these relationships will depend in part upon the economic viability, success and motivation of the entities we select as partners and the amount of time and resources that these partners devote to our alliances. We may receive minimal or no business from these relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The returns we receive from these relationships, if any, may not offset possible losses or our investments or the full amount of financings that we make upon entering into these relationships. We may not achieve acceptable returns on our investments with these parties within an acceptable period or at all.
Our operating results frequently vary significantly and respond to seasonal fluctuations in purchasing patterns. — The operating results of each of our three divisions may be influenced by a number of seasonal factors in the different countries and markets in which we operate. These factors may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to promotions and subsidies by mobile operators; the timing of local holidays and other events affecting consumer demand; the timing of the introduction of new products by our suppliers and competitors; purchasing patterns of customers in different markets; general economic conditions; and product availability and pricing.
Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year, largely because of gift-giving holidays. This and other seasonal factors have contributed to increases in our sales during the fourth quarter in certain markets. Conversely, we have experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter. Our operating results may continue to fluctuate significantly in the future. If unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results. In addition, as a result of seasonal factors, interim results may not be indicative of annual results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional analysis on seasonality.
We are subject to certain personnel related issues. — Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Although we have entered into employment agreements with several of our officers and employees, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of executive officers or other key personnel could have a material adverse effect on us. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Some labor markets are very competitive. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.
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
Our distribution activities and logistic services are labor-intensive, and we experience high personnel turnover and can be adversely affected by shortages in the available labor force in geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in net revenue, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. An increase in hourly costs, employee benefit costs, employment taxes or commission rates could have a material adverse effect on our operations. In addition, if the turnover rate among our labor force increased further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.
We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights. — Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold one patent relating to certain of our business methods.
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
We have significant future payment obligations pursuant to certain leases and other long-term contracts. — We lease our office and warehouse/distribution facilities under real property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could have a material adverse effect on our operations.
We may be unable to obtain and maintain adequate business insurance at a reasonable cost. — Although we currently maintain general commercial, property liability and transportation insurance in amounts we believe are appropriate, it has become increasingly difficult in recent years to obtain adequate insurance coverage at a reasonable cost. Our operations could be adversely affected by a loss that is not covered by insurance due to our inability in the future to obtain adequate insurance. Moreover, increasing insurance premiums would adversely affect our future operating results.
There are amounts of our securities, which are issuable pursuant to our 2004 Long-Term Incentive Plan, our Amended and Restated Independent Director Stock Compensation Plan and our 1996 Stock Option Plan, which, if issued, could result in dilution to existing shareholders, reduce earnings in future periods and adversely affect the market price of our Common Stock. — We have reserved a significant number of shares of Common Stock that may be issuable pursuant to these plans. Grants made under these plans could result in dilution to existing shareholders. Moreover, effective January 1, 2006, as required under recently issued accounting pronouncement Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, the compensation cost relating to share-based payment transactions will be recognized in financial statements. Pro forma disclosure is no longer an alternative. This requirement will reduce earnings, earnings per share, net operating cash flows and increase net financing cash flows in periods after adoption.

We have instituted measures to protect us against a takeover. — Certain provisions of our By-laws, shareholders rights and option plans, certain employment agreements and the Indiana Business Corporation Law are designed to protect us in the event of a takeover attempt. These provisions could prohibit or delay mergers or attempted takeovers or changes in control of us and, accordingly, may discourage attempts to acquire us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We provide our distribution and logistic services from our sales and operations centers located in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

	Number of	Aggregate
	Locations(1)	Square Footage
The Americas	4	891,362
Asia-Pacific	5	149,580
Europe	5	160,601

	14	1,201,543

(1)	Refers to facilities operated by the Company, which are greater than 1,000 square feet.
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
A Complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that the Company and other defendants have infringed seven patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. On September 9, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court holding that the asserted patents are unenforceable. The plaintiff voluntarily dismissed this case in December 2005.
A Complaint was filed on January 4, 2005 against the Company in the Circuit Court for Baltimore County, Maryland, Case No. 03-C-05-000067 CN, entitled Iridium Satellite, LLC, Plaintiff v. Brightpoint, Inc., Defendant. The matter was removed to the United States District Court, District of Maryland, Baltimore Division. In the Complaint, the Plaintiff alleges claims of trover and conversion, fraudulent misrepresentation and breach of contract. All claims relate to the ownership and disposition of 1,500 Series 9500 satellite telephones. In the fourth quarter of 2005, a preliminary settlement was reached pursuant to which the lawsuit was dismissed without prejudice subject to reinstatement by a party only in the event a settlement is not consummated.
The Company’s subsidiary in Sweden, Brightpoint Sweden Ab, (BP Sweden) has received an assessment from the Swedish Tax Agency (STA) regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company’s liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.4 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.
Item 4. Submission of Matters to a Vote of Security Holders.
During the fourth quarter of 2005, no matters were submitted to a vote of security holders.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company has declared the following forward and reverse common stock splits. All of the forward stock splits were effected in the form of common stock dividends.

Dividend Payment or
Declaration Date	Stock Split Effective Date	Split Ratio
August 31, 1995	September 20, 1995	5 for 4
November 12, 1996	December 17, 1996	3 for 2
January 28, 1997	March 3, 1997	5 for 4
October 22, 1997	November 21, 1997	2 for 1
June 26, 2002	June 27, 2002	1 for 7
July 29, 2003	August 25, 2003	3 for 2
September 15, 2003	October 15, 2003	3 for 2
August 12, 2005	September 15, 2005	3 for 2
December 5, 2005	December 30, 2005	3 for 2
The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth under the caption “Equity Compensation Plans” in the Company’s Definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Our Common Stock is listed on the NASDAQ Stock Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market.

2005	High	Low
First Quarter	$9.17	$7.07
Second Quarter	10.49	8.20
Third Quarter	13.28	10.11
Fourth Quarter	20.05	12.15

2004	High	Low
First Quarter	$10.18	$6.11
Second Quarter	7.28	4.28
Third Quarter	7.64	5.12
Fourth Quarter	9.12	6.75
At February 27, 2006, there were approximately 310 shareholders of record.
On November 11, 2005, we announced that our Board of Directors had approved an extension and increase of the $20.0 million share repurchase plan that was previously announced on November 30, 2004. The Board of Directors approved an increase of $18.0 million, allowing us to repurchase up to a total of $38.0 million of our own common shares. The share repurchase plan that was previously scheduled to expire on December 31, 2005 has been extended to expire on December 31, 2007. As of December 31, 2005, we have repurchased a total of 1,949,588 shares under this plan at a weighted average price of $10.25 totaling $19.9 million, and approximately $18.1 million may be used to purchase additional shares under this program. The following table provides information regarding repurchases of our Common Stock during the fourth quarter of 2005.
Issuer purchases of equity securities:

			Total number
			of shares	Total amount
			purchased as	purchased as	Maximum dollar
			part of the	part of	value of shares
	Total number	Average	publicly	the publicly	that may yet be
	of shares	price paid	announced	announced	purchased under
Month of purchase	purchased	per share	program	program	the program

October 1 — October 31, 2005	—	—	—	—	$7,042,559
November 1 — November 30, 2005	421,500	$16.54	421,500	$6,970,270	$18,072,289
December 1 — December 31, 2005	—	—	—	—	$18,072,289

Total	421,500	$16.54	421,500	$6,970,270	$18,072,289

We have not paid cash dividends on our Common Stock other than S corporation distributions made to shareholders during periods prior to the rescissions of S corporation elections. In addition, certain of our bank agreements require consent from the lender prior to declaring or paying cash dividends, making capital distributions or other payments to shareholders. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of the business and does not expect to declare or pay any cash dividends in the foreseeable future. However, the Board of Directors approved two share repurchase programs in 2004. The first share repurchase program was completed in June 2004. The second share repurchase program was amended and extended to expire on December 31, 2007 as discussed above.

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005(1)	2004	2003(1)	2002(1)	2001(1)

Revenue (2)	$2,140,177	$1,772,424	$1,692,580	$1,162,825	$1,108,294

Gross profit (2)	132,012	104,764	86,324	59,609	60,566
Operating income (loss) from continuing operations (2)	44,353	35,567	20,355	(1,150)	1,194
Income from continuing operations (2)	31,918	23,826	13,861	13,922	1,930

Total loss from discontinued operations, net of income taxes (2)	(21,478)	(10,056)	(2,132)	(15,595)	(55,231)

Income (loss) before cumulative effect	10,440	13,770	11,729	(1,673)	(53,301)

Net income (loss)	10,440	13,770	11,729	(42,421)	(53,301)

Earnings (loss) per share — basic:

Income from continuing operations (3)	$0.80	$0.57	$0.34	$0.34	$0.05

Discontinued operations (3)	(0.54)	(0.24)	(0.05)	(0.38)	(1.37)
Cumulative effect of accounting change, net of tax (3)	—	—	—	(1.01)	—

Net income (loss) (3)	$0.26	$0.33	$0.29	$(1.05)	$(1.32)

Earnings (loss) per share — diluted:

Income from continuing operations (3)	$0.77	$0.55	$0.32	$0.34	$0.05

Discontinued operations (3)	(0.52)	(0.23)	(0.05)	(0.38)	(1.37)
Cumulative effect of accounting change, net of tax (3)	—	—	—	(1.01)	—

Net income (loss) (3)	$0.25	$0.32	$0.27	$(1.05)	$(1.32)

	2005	2004	2003	2002	2001

Working capital	$121,336	$103,525	$96,839	$58,981	$165,566

Total assets	487,824	437,584	444,690	336,302	609,420

Total liabilities	338,782	286,847	297,106	222,659	459,407

Shareholders’ equity	149,042	150,737	147,584	113,643	150,013

(1)	Operating data includes certain items that were recorded in the years presented as follows: facility consolidation charges in 2005, 2003 and 2001;and the cumulative effect of an accounting change in 2002. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(2)	We have reclassified certain prior year amounts to conform to the 2005 presentation, including the effects of divestitures and the related reclassification of discontinued operations as more fully described in Note 6 to the Notes to Consolidated Financial Statements. The amounts reclassified had no effect on net income or earnings per share.

(3)	Per share amounts for all periods have been adjusted to reflect the 3 for 2 common stock splits (paid in the form of stock dividends) effected on December 30, 2005, September 15, 2005, October 15, 2003, and August 15, 2004, and the 1 for 7 reverse split effected on June 27, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
OVERVIEW
We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, return on invested capital and liquidity. Our 42.1 million wireless devices handled in 2005 was a record for us. We continue to focus our attention on growing earnings while maintaining a strong balance sheet, which is evidenced by the $69.0 million of cash provided by operating activities during 2005.
We manage our business based on two distinct service lines which include product distribution and logistic services. During 2005, wireless devices sold through distribution grew by 17%, and wireless devices handled through logistic services grew by 81%. While our distribution gross margin remained unchanged at 3.9%, our logistic services gross margin increased by 2.4 percentage points to 20.6%. We are focused on increasing the volume of wireless devices in total as opposed to increasing volume in one service line versus the other because both service lines provide a reasonable return in relation to the capital invested and the risk assumed.
Our revenues are significantly influenced by growth in the total number of wireless devices sold to subscribers globally by the entire industry. In 2005, it is estimated that the global wireless industry shipped approximately 800 million wireless devices. This was up 20% — 24% from 2004. The total number of wireless devices handled by us grew by 57% to 42.1 million devices from 2004. Revenues grew by 21% to $2.1 billion and income from continuing operations was $31.9 million or $0.77 per diluted share, which represented a 34% increase from 2004. Net income decreased by 24% to $10.4 million, or $0.25 per diluted share, in 2005 from $13.8 million, or $0.32 per diluted share, in 2004.
Significant developments and events in 2005 and early 2006 include:
•	Increase and extension of our Common Stock repurchase plan. In 2005, we repurchased 1.5 million shares of Common Stock at a total cost of $15.9 million and are authorized to repurchase an additional $18.1 million under a repurchase plan approved by the Board of Directors and extended to December 31, 2007.

•	Two three-for-two stock splits. In August 2005 and December 2005, the Board of Directors approved a three-for-two split of the outstanding Common Stock. The August 2005 split was payable on September 15, 2005 to holders of record on August 31, 2005 and the December 2005 split was payable on December 30, 2005 to holders of record on December 16, 2005.

•	Sale of Brightpoint France SARL (Brightpoint France). In December 2005, we sold all the equity securities of Brightpoint France to an entity formed by the former managing director of Brightpoint France for an aggregate purchase price of approximately $1.6 million, of which approximately $0.1 million has been received and approximately $1.5 million is payable in annual installments on each of the first, second, and third anniversaries following the date of closing.

•	Purchase of Persequor Limited (Persequor). In February 2006, we purchased Persequor for approximately $1.0 million. Previously, Persequor had provided management services to Brightpoint India Limited (Brightpoint India) and Brightpoint Asia Limited pursuant to an October 31, 2003 agreement under which we sold 15% of our interest in Brightpoint India to Persequor in exchange for Persequor providing management services to Brightpoint India. The $1.0 million purchase of Persequor includes the 15% interest in Brightpoint India valued at approximately $0.2 million.

•	Launch of Advanced Wireless Services (AWS). AWS was created in the first quarter of 2005 to deliver bundled wireless products and services (such as Windows Mobile-based smart phones and pocket PC’s, activation services, bundled software applications, VoIP products/services, wireless LAN infrastructure and services and mobile media and applications) to our existing sales channels (mobile operators and their dealers), as well as to new channels such as value-added resellers and system integrators targeting the enterprise and small/medium business markets. To date, our AWS business has already announced agreements with Belkin, ECCB, Intel, Microsoft, Motorola, RTX, Skype and Vonage.

•	Nokia Distribution Agreement. In January 2006, Brightpoint North America L.P. extended its distribution agreement with Nokia in the United States to December 31, 2007. During the term of this agreement, we will continue to be the exclusive authorized distributor for Nokia brand wireless devices in the United States. In instances when Nokia does not sell directly to selected large accounts, Nokia utilizes Brightpoint to market, sell and deliver wireless devices and accessories to network operators, independent agents and other retailers throughout the United States.

•	MVNO Agreements. In 2005, Brightpoint North America L.P. entered into distribution and logistic services agreements with several MVNOs including: ESPN Mobile, Amp’d Mobile, IDT Telecom, Primus Wireless and Movida Communications, Inc. Pursuant to the agreements, Brightpoint will provide a number of services including inventory management, product fulfillment and distribution, returns management, credit management and other logistic services solutions.
2005 RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
		(Amounts in 000s)
REVENUE BY DIVISION:
The Americas	$675,074	32%	$505,135	28%	34%
Asia-Pacific	1,081,529	50%	968,150	55%	12%
Europe	383,574	18%	299,139	17%	28%

Total	$2,140,177	100%	$1,772,424	100%	21%

REVENUE BY SERVICE LINE:
Distribution	$1,845,983	86%	$1,523,717	86%	21%
Logistic services	294,194	14%	248,707	14%	18%

Total	$2,140,177	100%	$1,772,424	100%	21%

WIRELESS DEVICES HANDLED BY DIVISION:
The Americas	33,002	78%	18,886	70%	75%
Asia-Pacific	7,762	19%	6,956	26%	12%
Europe	1,317	3%	985	4%	34%

Total	42,081	100%	26,827	100%	57%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	11,769	28%	10,074	38%	17%
Logistic services	30,312	72%	16,753	62%	81%

Total	42,081	100%	26,827	100%	57%

Revenue for the year ended December 31, 2005 was $2.1 billion, which represents growth of 21% compared to 2004. Growth in revenue was driven primarily by 57% growth in the number of wireless devices handled in 2005 compared to 2004. Overall, we estimate that worldwide industry shipments of wireless devices grew approximately 20% — 24% to an estimated 800 million wireless devices in 2005. Demand for wireless devices continued to be strong in 2005, driven by next generation product introductions; compelling pricing by manufacturers; accelerated deployment of wireless data services; and aggressive customer retention, acquisition and wireless device upgrade programs by network operators. In addition to these industry factors, our growth in revenue and wireless devices handled also resulted from growth experienced by our industry leading customer and supplier base; increased penetration and market share with our existing customers and suppliers as our service offerings have increased; and successful additions of new customers and suppliers. Fluctuations in foreign exchange rates impacted revenue less than 1%.
Total wireless devices handled during 2005 were 42.1 million, which represents growth of 57% compared to 2004. The 15.3 million unit increase in wireless devices handled was due to a 13.6 million, 81% increase in wireless devices handled through logistic services and a 1.7 million, 17% increase in wireless devices handled through our distribution business. The 81% increase in wireless devices handled through our logistic services business is due primarily to our Americas division, which handled 84% more devices through logistic services in 2005 than it did in 2004.

Revenue and wireless devices handled by division:
Americas

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
		(Amounts in 000s)
REVENUE:
Distribution	$507,508	75%	$393,883	78%	29%
Logistic services	167,566	25%	111,252	22%	51%

Total	$675,074	100%	$505,135	100%	34%

WIRELESS DEVICES:
Distribution	3,566	11%	2,845	15%	25%
Logistic services	29,436	89%	16,041	85%	84%

Total	33,002	100%	18,886	100%	75%

Revenue in our Americas division increased 34% to $675.1 million in 2005 from $505.1 million in 2004. Growth in revenue in our Americas division was due primarily to a 75% increase in wireless devices handled. Product distribution revenue increased 29% in our Americas division due to a 25% increase in wireless devices sold through distribution and a 5% increase in average selling price. The number of wireless devices sold through our Americas distribution business increased as a result of efforts to diversify and grow our base of handset suppliers (LG and Samsung) in 2005, an overall increase of market demand and improved product availability. In addition, the largest supplier (Nokia) in our Americas division launched new innovative products during the second half of 2005 and offered compelling pricing on its products, which drove strong demand.
Logistic services revenue increased 51% to $167.6 million in 2005 due primarily to an 84% increase in wireless devices handled though logistic services (handset fulfillment). Handset fulfillment revenue (including freight revenue generated from handset fulfillment and other unit based service revenue) represented approximately two-thirds of logistic services revenue in our Americas division for 2005. The increase in wireless devices handled through logistic services was due primarily to market growth experienced by our current logistic services customers. Growth in logistic services revenue in our Americas division was also due to a significant increase in revenue generated from prepaid card distribution and fulfillment, for which units are not included in the total number of wireless devices handled through logistic services. Handset units handled in logistic services grew at a faster pace than revenue as our Americas division experienced a shift in services, which contributed to a decrease in the average fulfillment fee per unit. Our logistic services revenue is derived from a mix of services with different fee structures from full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and individual handset fulfillment services. While fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service (see “Gross Profit and Gross Margin”). In addition, the average fee per unit for logistic services decreased due to tiered pricing based on volume.

Asia-Pacific

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
		(Amounts in 000s)
REVENUE:
Distribution	$1,054,051	97%	$924,024	95%	14%
Logistic services	27,478	3%	44,126	5%	(38)%

Total	$1,081,529	100%	$968,150	100%	12%

WIRELESS DEVICES:
Distribution	7,329	94%	6,545	94%	12%
Logistic services	433	6%	411	6%	5%

Total	7,762	100%	6,956	100%	12%

Revenue in our Asia-Pacific division increased 12% to $1.1 billion in 2005 from $968.2 million in 2004. Growth in revenue in our Asia-Pacific division was due primarily to a 12% increase in wireless devices handled. Product distribution revenue increased 14% due primarily to a 12% increase in wireless devices sold. The increase in the number of devices sold through distribution was driven by growth in units sold in the India market, partially offset by a decrease in the number of wireless devices sold through our Brightpoint Asia Limited business. The increase in devices sold in India was the result of improved product availability and market demand for Nokia CDMA products. The decline in devices sold through Brightpoint Asia Limited was primarily due to competitors’ trans-shipment of product from Europe and the Middle East during the second quarter of 2005 into markets we serve, at price points below that which were available to us from our suppliers. Increases in devices sold through our operations in Australia and New Zealand also contributed to growth in product distribution revenue. Growth in wireless devices sold through distribution in our Asia-Pacific division may not continue in 2006 due to increased competition in the Australia market.
Logistic services revenue decreased 38% to $27.5 million in 2005, compared to $44.1 million in 2004. The decrease in logistic services revenue was due to declines in non handset fulfillment revenue for which units are not included in the total number of wireless devices handled through logistic services. The decrease in non handset fulfillment revenue relates primarily to declines in prepaid recharge card revenue in the Philippines market resulting from management’s decision to reduce volumes of low margin products sold in that market.
Europe

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
		(Amounts in 000s)
REVENUE:
Distribution	$284,424	74%	$205,810	69%	38%
Logistic services	99,150	26%	93,329	31%	6%

Total	$383,574	100%	$299,139	100%	28%

WIRELESS DEVICES:
Distribution	875	66%	684	69%	28%
Logistic services	442	34%	301	31%	47%

Total	1,317	100%	985	100%	34%

Revenue in our Europe division increased 28% to $383.6 million in 2005 from $299.1 million in 2004. Growth in revenue was due primarily to a 34% increase in wireless devices handled. Product distribution revenue increased 38% due to a 28% increase in devices sold and a 10% increase in the average selling price, partially offset by a 2% decrease from fluctuations in foreign exchange rates. The increase in the number of devices sold through distribution in our Europe division was due to increased demand for and availability of High Tech Computer Corp.’s (HTC) Qtek branded smart phones, network operator promotional programs in certain markets, and our entry into Finland during the second half of 2004.
Logistic services revenue increased 6% to $99.2 million in 2005 from $93.3 million in 2004. Although wireless devices sold through logistic services increased 47%, handset fulfillment revenue represents less than 2% of logistic services revenue in our Europe division. The increase in logistic services revenue was due to growth in prepaid recharge card revenue in our Sweden business and our entry into the Slovak Republic in the second half of 2004.

Gross Profit and Gross Margin

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
		(Amounts in 000s)
Distribution	$71,371	54%	$59,598	57%	20%
Logistic services	60,641	46%	45,166	43%	34%

Gross profit	$132,012	100%	$104,764	100%	26%

Distribution	3.9%	54%	3.9%	57%	0.0 % points
Logistic services	20.6%	46%	18.2%	43%	2.4 % points

Gross margin	6.2%	100%	5.9%	100%	0.3 % points
Overall, our gross profit was up 26% in 2005 to $132.0 million from $104.8 million in 2004. This increase was primarily due to the 21% growth in revenue. The 0.3 percentage point increase in gross margin was a result of the 2.4 percentage point increase gross margin in our logistic services business.
Gross profit in our distribution business increased 20% to $71.4 million in 2005, which was due primarily to a 21% increase in distribution revenue. Gross margin from distribution was flat despite higher margin handsets and increased leverage of our cost infrastructure in our Americas division, which was offset by lower margin in our Asia-Pacific division caused by increased competition in markets served by our Brightpoint Asia Limited business from competitors located in Europe and the Middle East. In addition, revenue from our business in India was a larger proportion of the total revenue in the division and has had lower margins than our other businesses in the Asia-Pacific division.
Gross profit in our logistic services business increased $15.5 million or 34%, to $60.6 million in 2005, which was primarily due to the 18% growth in logistic services revenue. The 2.4 percentage point increase in gross margin was driven by our Americas division. Our Americas division experiences higher margins from logistic services than any of our other divisions; and the 51% increase in logistic services revenue in our Americas division improved our overall gross margin from logistic services. This was partially offset by a decrease in the gross margin percentage in our Americas division caused by a decline in our average fees for logistic services attributable to the mix of services provided, reduced fee structures with certain customers and changes in the scope of services provided to certain customers. Our logistic services revenue is derived from a mix of services with different fee structures from full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and fulfillment of an individual handset. While the fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service.
Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,	December 31,
	2005	2004	Change

	(Amounts in 000s)
SG&A expenses	$86,726	$69,433	25%
Percentage of revenue	4.1%	3.9%	0.2 % points
SG&A expenses increased $17.3 million or 25% compared to 2004. As a percent of revenue, SG&A expenses increased 0.2 percentage points compared to 2004. The increase in SG&A expenses, both in dollars and as a percent of revenue was due in part to $6.8 million of increased personnel costs to support the overall growth in unit volumes. In addition, SG&A increased due to $2.8 million in additional executive incentive compensation related to performance, a $2.5 million increase in non-cash compensation related to equity awards under the Company’s various long-term compensation plans, and a $1.2 million increase to support our investment in AWS in the Americas.
Facility Consolidation Charge
In September 2004, our subsidiary in Australia entered into a new facility lease arrangement, which commenced in the first quarter of 2005. We vacated our previous location in Australia during the first quarter of 2005, which resulted in a pre-tax charge of $0.9 million. The provision includes approximately $0.7 million for lease termination costs and non-cash losses on the disposal of assets of approximately $0.2 million. At December 31, 2005, the remaining reserve of approximately $0.1 million represents additional payments to be made to terminate the lease obligation. The Company does not anticipate making any other payments related to this facility consolidation. During 2004, we recorded a $0.2 million benefit from our facility consolidation charge related to the Richmond, California call center operation due to the fact that we terminated the lease for less than we had originally estimated.
Operating Income from Continuing Operations
Operating Income by Division:

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
	(Amounts in 000s)
The Americas	$33,901	76%	$21,731	61%	56%
Asia-Pacific	9,573	22%	11,614	33%	(18)%
Europe	879	2%	2,222	6%	(60)%

Total	$44,353	100%	$35,567	100%	25%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
The Americas	5.0%	4.3%	0.7% points
Asia-Pacific	0.9%	1.2%	(0.3)% points
Europe	0.2%	0.7%	(0.5)% points
Total	2.1%	2.0%	0.1% points
Operating income from continuing operations increased 25% to $44.4 million in 2005 from $35.6 million in 2004. The increase in operating income was due to the 26% increase in gross profit, compared to only 25% increase in SG&A expense. Operating income was also impacted by the $1.2 million increase in the facility consolidation charge during 2005.
In our Americas division, operating income from continuing operations increased 56% to $33.9 million in 2005 from $21.7 million in 2004. As a percent of revenue, operating income increased 0.7 percentage points. The increase in operating income in our Americas division was due to a 38% increase in gross profit, compared to an increase in SG&A of 23%, which reflects increased efficiency and leverage of fixed costs at higher volumes.
Operating income from continuing operations in our Asia-Pacific division decreased 18% to $9.6 million in 2005 from $11.6 million in 2004. As a percent of revenue, operating income decreased 0.3 percentage points. This decrease was due to a decrease in distribution margin partially resulting from estimated non-recoverable value added taxes. In addition, operating income in our Australia business was lower as a result of the $0.9 million facility consolidation charge and higher SG&A expenses as a percent of revenue compared to 2004. The lower operating income from our business in Australia was partially offset by increased operating income from our business in India.
Operating income from continuing operations in our Europe division decreased 60% to $0.9 million in 2005 from $2.2 million in 2004. As percent of revenue, operating income decreased 0.5 percentage points. This decrease was due to a decrease in operating income in our businesses in Sweden and Norway resulting from lower margins due to decreased demand for our products and services resulting from competitive pressures, which was partially offset by increases in operating income in our other businesses in Europe including Germany, Slovakia and Finland.

Interest
The components of interest, net are as follows:

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
Interest expense	$1,163	$949	23%
Interest income	(1,309)	(986)	33%

Interest, net	$(146)	$(37)	295%

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was offset by an increase in interest income from short-term investments. There were no outstanding balances on lines of credit at December 31, 2005 and 2004. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year; and during 2005, the largest outstanding borrowings on a given day were approximately $36.3 million with an average outstanding balance of approximately $14.0 million.
Other Expenses

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
Other expense	$1,523	$1,526	0%
Percentage of revenue	0.1%	0.1%
Other expense was flat compared to 2004. This line item is composed of the cost of the sale of certain receivables to financial institutions conducted routinely throughout the year by certain subsidiaries, fines and penalties, and other unusual items that are not operating expenses. The cost on the sale of certain receivables was $0.7 million and $0.9 million for 2005 and 2004. The receivables sold were $247.4 million and $298.2 million during 2005 and 2004. Also included as a component of other expenses during 2005 is a $0.4 million non-cash loss on the sale of our investment in Chinatron Group Holdings Limited, which is further discussed in Note 3 of the Notes to Consolidated Financial Statements.
Income Tax Expense

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
Income tax expense	$11,058	$10,252	7.9%
Effective tax rate	25.7%	30.1%	(4.4)% points
Income tax expense for 2005 and 2004 was $11.1 million and $10.3 million, resulting in effective income tax rates of 25.7% and 30.1%. The decrease in the effective tax rate from 2004 to 2005 is due primarily to the recognition of deferred tax assets for which a valuation allowance had previously been recorded. In 2005 entities that did not have a history of making profits were profitable, resulting in the recognition of certain deferred tax assets related to prior net operating losses. Also, as of the end of 2005, our business in the United States had a significantly smaller net operating loss carry-forward which increased the likelihood that alternative minimum tax credits may be utilized in the future and as a result, previously recorded valuation allowances against alternative minimum tax credits were reversed. Our effective income tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States.

Discontinued Operations

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
Loss from discontinued operations	$(20,600)	$(4,343)	374%
Loss on disposal of discontinued operations	(878)	(5,713)	(85)%

Total discontinued operations	$(21,478)	$(10,056)	114%

Percentage of Revenue	(1.0)%	(0.6)%	0.4% points
Diluted loss per share	$(0.52)	$(0.23)	126%
Loss from discontinued operations for 2005 relates primarily to losses incurred in Brightpoint France of $20.1 million, including a $13.8 million non-cash impairment charge to the value of goodwill and other intangible assets recorded in the third quarter of 2005. On December 16, 2005, our subsidiary, Brightpoint Holdings B.V., completed the sale of all the equity securities of Brightpoint France to an entity formed by the former managing director of Brightpoint France, which resulted in a non-cash loss from the sale of approximately $2.2 million. The loss on the sale of Brightpoint France was partially offset by approximately $1.0 million of tax benefits from previous disposals.
The loss from discontinued operations for 2004 was primarily attributable to losses incurred in Brightpoint France of $3.9 million. The loss on disposal of discontinued operations for 2004, was largely attributable to a $3.8 million loss on the sale of Brightpoint Ireland, a $0.6 million loss on the sale of one of our subsidiaries, Brightpoint do Brasil Ltda., and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. On February 19, 2004, our subsidiary, Brightpoint Holdings B.V., completed the sale of its entire interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million.
2004 RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled
Wireless Devices Handled by Division:

	Year Ended
	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	Change
	(Amounts in 000s)
The Americas	18,886	70%	12,403	62%	52%
Asia-Pacific	6,956	26%	6,940	35%	—
Europe	985	4%	587	3%	68%

Total	26,827	100%	19,930	100%	35%

Wireless devices handled grew by 35% in 2004 compared to 2003. This compares to our estimated growth of the global wireless devices industry of 29%. Our 2004 growth rate is similar to the 36% year-over-year growth rate we experienced in 2003.
Of the 6.9 million increase in wireless devices handled, 6.5 million occurred in the Americas division, which experienced a 52% rate of growth, and represented 70% of the Company’s wireless devices handled in 2004. The Americas proportion of total wireless devices handled grew from 62% in 2003. Within the Americas division, our North America business experienced a 40% increase and our Colombia business experienced a 166% increase. In North America, the logistic services business experienced a 57% increase. This was driven by an overall strength in demand in the U.S. market, which benefited our mobile operator customers such as Nextel, Virgin Mobile, Metro PCS and TracFone. Additionally, we acquired a significant new customer, Cricket Communications, a subsidiary of Leap Wireless International, Inc., in 2004, which contributed to our growth rate. Growth in our North America business was tempered by a 7% decline in wireless devices handled in our distribution business. This decline was significantly attributable to the transition of certain regional mobile operators from TDMA to either GSM or CDMA and we lost market share in this channel due to a key supplier’s relatively weaker market position in GSM and CDMA as compared to TDMA. We were able to fill a portion of the demand with alternative suppliers, however, not sufficiently enough to maintain our historical market share in this segment. Additionally, a certain mobile operator promoted wireless devices directly to its dealer channel at subsidized pricing that made our offering to our dealer channel for that same mobile operator’s wireless devices uncompetitive. The increase in our Colombia business was ascribable to a successful conversion from TDMA to GSM of our key logistics mobile operator customer, combined with promotional activity and with a general increase in demand in the Colombia market.
The remainder of the increase in wireless devices handled was in the Europe division, which experienced a 68% increase. This was principally due to our entries into the Slovak Republic and Finland during 2004. Demand was generally higher in our European markets and we were able to fill growing demand for high-end wireless data devices.
Wireless devices handled in the Asia-Pacific division were flat. 73% and 31% increases in our Australia and New Zealand businesses were offset by a 72% decline in our India CDMA business and a 43% decline in our Philippines business. Shipments of GSM wireless devices through our Brightpoint Asia Limited business, which represented 17% of our total wireless devices handled, experienced a modest growth rate of 8% from 2003. Our Australia and New Zealand businesses benefited from significant promotional activity by mobile operators and the replacement cycle. In India, in 2003, we were successful at launching a certain model of a CDMA wireless device with a large mobile operator. In 2004, we were unable to launch follow-on CDMA products at the same quantities. With regards to Brightpoint Asia Limited, we believe that shifts toward in-country product sourcing in a key export market tempered growth in GSM export sales. GSM wireless device shipments through Brightpoint Asia Limited grew 97% and 101% in 2003 and 2002. We believe this business was closer to reaching its volume potential in 2004 than in prior years; therefore, we experienced market demand resistance to further significant growth.
Wireless Devices Handled by Service Line:

	Year Ended
	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	Change
	(Amounts in 000s)
Distribution	10,074	38%	10,428	52%	(3)%
Logistic services	16,753	62%	9,502	48%	76%

Total	26,827	100%	19,930	100%	35%

The decrease in wireless devices handled through product distribution was primarily caused by a 7% decline in the Americas division due to a shift in demand from TDMA wireless devices, a segment where we previously had a leading product offering, to GSM and CDMA, where our key supplier has a relatively weaker market position in GSM and CDMA as compared to TDMA. A disparity in our pricing in certain channels relative to a certain mobile operator’s subsidized pricing further contributed to the decline. Additionally, we experienced 72% decline in India CDMA volumes. Our entry into Finland with a distribution business model and a general increase in demand in our European division, particularly for high-end wireless data devices, partially offset the decrease.
The strength and relatively large scale of our Americas logistic services business, combined with our entry into the Slovak Republic with a logistic services offering and an increase in demand by a key logistic services customer in Australia generated the 76% increase in wireless devices handled through logistic services.
Within the 26.8 million wireless devices handled and as compared to the 19.9 million units that we handled last year, we saw a significant sales mix shift from product distribution sales to fee-based logistic services. Total wireless devices handled drive our profitability and our business model benefits from activity in both product distribution and logistic services. Shifts in sales mix from one to another can significantly affect our revenue line without having as significant of an impact on profitability.
Revenue by Service Line:

	Year Ended
	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	Change
	(Amounts in 000s)
Distribution	$1,523,717	86%	$1,506,772	89%	1%
Logistic services	248,707	14%	185,808	11%	34%

Total	$1,772,424	100%	$1,692,580	100%	5%

Product distribution revenue grew modestly at 1% due to a 3% decline in wireless devices handled through distribution that was offset by a 3% increase due to the general strengthening of foreign currencies relative to the U.S. dollar, a slight increase in the average selling price of wireless devices and a slight increase in accessory revenue.
Although the overall increase in average selling price of wireless devices was up slightly, we experienced different rates of change within each division. Excluding the effect of the general strengthening of foreign currencies relative to the U.S. dollar, the Europe and Americas divisions experienced 15% and 9% increases in average selling prices. This was primarily due to the increased functionality and consequently higher market value of wireless devices in 2004 as compared to products sold in 2003. The Asia-Pacific division, on the other hand, experienced a 6% decline in average selling price (excluding the effects of foreign currency fluctuations). In the second quarter, Nokia, a key supplier, launched an aggressive pricing campaign that significantly reduced our average selling price in the Asia-Pacific division. The pressure on average selling price caused by this action was mostly limited to the second quarter. Our Australia business experienced a 34% decline in average selling price (excluding the effects of foreign currency fluctuations) due to a notable shift in demand to lower end wireless devices. This shift was a function of a key mobile operator promoting and subsidizing low-end prepaid wireless devices and subscriptions.
Logistic services revenue increased as a result of a 35% increase in the sales of prepaid airtime, which was up across all three divisions, and a 76% increase in wireless devices handled. The increase in sales of prepaid airtime was a result of the continued success of prepaid airtime offerings by our customers such as Tele2, Vodafone, SFR and Virgin Mobile, and the continued expansion of our electronic recharge terminals in our Europe division. The strength and relatively large scale of our Americas logistic services business, combined with our entry into the Slovak Republic with a logistic services offering and an increase in demand by a key logistic services customer in Australia, generated the significant increase in wireless devices handled through logistic services. The revenue increase due to wireless device volume increases were partially offset by negotiated price decreases with key customers, customers qualifying for additional volume discounts and sales mix changes among logistics customers. Our logistic services revenue is derived from a mix of services with different fee structures from simple full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and fulfillment of an individual handset. While the fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service.
Revenue by Division:

	Year Ended
	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	Change
	(Amounts in 000s)
The Americas	$505,135	28%	$469,618	28%	8%
Asia-Pacific	968,150	55%	995,797	59%	(3)%
Europe	299,139	17%	227,165	13%	32%

Total	$1,772,424	100%	$1,692,580	100%	5%

As discussed in the section entitled “Wireless Devices Handled by Division,” the Americas division generated the majority of the Company’s 35% growth in wireless devices handled. This was primarily accomplished through its logistic services business, which does not have as much relative sensitivity to the total revenue line. Europe, on the other hand, experienced higher relative growth in its distribution business, which does have higher sensitivity in the total revenue line. The Europe division generated the majority of the Company’s revenue growth. The Asia-Pacific division experienced a modest decline.
The Europe division experienced a 15% increase in the average selling price (excluding the effect of foreign currency fluctuations) and a 17% increase in wireless devices handled through distribution. The added functionality of wireless devices and an increase in mix of high-end wireless data devices were principal causes of the increase in the average selling price. The effect of the general strengthening of European currencies relative to the U.S. dollar further contributed 9% to our revenue growth. Excluding the effect of foreign currency fluctuations, the Europe division’s logistic services business increased by $8.5 million. Growth in the sale of prepaid airtime, which is classified under logistic services, constituted the majority of the increase. Our entry into Finland (distribution) and the Slovak Republic (logistic services) also contributed to the Europe division’s revenue growth, which was partially offset by a decline in accessories sold.
The increase in revenue in the Americas division was predominantly due to a 75% increase in wireless devices handled through its logistic services business and the significant growth impact of prepaid airtime on its revenue stream. This was partially offset by a reduction in the average fee in wireless device transactions due to negotiated price decreases with key customers, customers qualifying for additional volume discounts and sales mix changes among logistic customers. The Americas division was able to reduce its operating costs in line with average fee reductions. Distribution revenue was flat in the Americas. This was a result of a 7% decline in wireless devices handled through distribution, coupled with a decline in accessories revenue and offset by a 9% increase in the average selling price of wireless devices sold. The increase in the average selling price was due to the added functionality of wireless devices.
The Asia-Pacific division experienced a slight decrease in revenue. A 4% decrease in wireless devices handled through distribution, combined with a 6% decrease in average selling price (excluding the effect of foreign currency fluctuations) were key contributors to the decrease. The general strengthening of foreign currencies relative to the U.S. dollar, an increase in accessories revenue and an increase in wireless devices handled through logistic services partially offset the overall revenue decline.
Gross Profit and Gross Margin
Gross Profit by Service Line:

	Year Ended
	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	Change
	(Amounts in 000s)
Distribution	$59,598	57%	$53,528	62%	11%
Logistic services	45,166	43%	32,796	38%	38%

Gross profit	$104,764	100%	$86,324	100%	21%

Our gross profit was up 21%, which was significantly higher than our revenue growth of 5%. Our 35% increase in wireless devices handled was the primary driver for the increase in gross profit. Wireless devices handled through logistic services grew by 76%, while wireless devices handled through distribution declined by 3%. The gross profit per wireless device handled in logistic services was lower than the gross profit per wireless device handled through distribution (which is generally the case). The significant sales mix shift toward logistic services, combined with the lower gross profit yield per unit, explain the lower 21% growth in gross profit as compared to the 35% growth in wireless devices handled. Logistic services generally requires less invested capital and sales and administrative resources and has a lower risk profile than distribution; therefore, logistic services generally warrants a lower gross profit per unit. Improved efficiencies due to higher volumes and productivity improvements also contributed to the increase in gross profit. The general strengthening of foreign currencies relative to the U.S. dollar contributed $3.6 million to the increase.
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
The 11% improvement in gross profit in product distribution in light of a 1% increase in revenue was due to a sales mix shift from lower gross margin distribution revenue in the Asia-Pacific division to the higher relative gross margin distribution revenue in the Europe division and productivity improvements.
The 38% improvement in gross profit in logistic services was primarily the result of a 34% increase in revenue.
Gross Margin by Service Line:

	Year Ended
	December 31,	December 31,
	2004	2003	Change

Distribution	3.9%	3.6%	0.3% points
Logistic services	18.2%	17.7%	0.5% points
Gross margin	5.9%	5.1%	0.8% points
Gross margin improved by 0.8 percentage points to 5.9%. This was principally the result of a sales mix shift from lower relative gross margin distribution sales to higher relative gross margin logistic services revenue.

The 0.3 percentage point increase in product distribution gross margin was the result of an increase in relative weight of the Europe division’s revenue and associated gross margin, which yielded a higher gross margin than the Americas and Asia-Pacific divisions. The increase in sales of higher end, higher gross margin wireless devices and improvements in gross margin in accessory sales further improved the Europe division’s product distribution gross margin as compared to 2003. The Asia-Pacific division experienced a slight decline in gross margin through product distribution. This was the result of reduced sales in our India CDMA business and the tightening of incentives by a key supplier within the division. The Americas experienced a slight increase in product distribution gross margin because of improvements in productivity.
Logistic services experienced a 0.5 percentage point increase in gross margin. This increase was primarily due to the Americas division, which experienced a slight increase in logistic services gross margin as a consequence of higher volumes and productivity improvements, which offset reductions in average fees earned in the provision of services on wireless devices.
Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
SG&A expenses	$69,433	$60,508	15%
Percentage of revenue	3.9%	3.6%	0.3% points
SG&A expenses increased $8.9 million, or 15%, in 2004. As a percent of revenue, SG&A expenses increased 0.3 percentage points. The increase in dollars and SG&A as a percent of revenue was a result of:
•	$2.4 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar,

•	our entry into Finland and the Slovak Republic,

•	increases in variable costs to support our growth and expansion in current markets, including our continued business development in India,

•	a $2.1 million increase in expenses related to being a publicly traded company, which included $1.6 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and

•	the effect of the benefit of a $0.9 million legal expense recovery in 2003, which did not recur in 2004.
SG&A expenses as a percent of revenue was adversely impacted by the effect of a sales mix shift from product distribution to fee-based logistic services in relation to total revenue growth. Since our 5% revenue growth did not correlate with the 35% growth in wireless devices handled, comparisons of SG&A expenses as a percent of revenue on a year-over-year basis may not be as meaningful. As a percent of gross profit, SG&A expenses were down, year over year.
Operating Income from Continuing Operations
Operating Income by Division:

	Year Ended
	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	Change
	(Amounts in 000s)
The Americas (1)	$21,731	61%	$3,620	18%	500%
Asia-Pacific	11,614	33%	14,088	69%	(18)%
Europe	2,222	6%	2,647	13%	(16)%

Total	$35,567	100%	$20,355	100%	75%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,	December 31,
	2004	2003	Change

The Americas (1)	4.3%	0.8%	3.5% points
Asia-Pacific	1.2%	1.4%	(0.2)% points
Europe	0.7%	1.2%	(0.5)% points
Total	2.0%	1.2%	0.8 % points

(1)	Includes a facility consolidation charge of $5.5 million in 2003.
Operating income from continuing operations grew by $15.2 million, or 75%. This improvement was primarily the result of a 35% increase in wireless devices handled that generated an $18.4 million, or 21% increase in gross profit, partially offset by an $8.9 million, or 15% increase in SG&A spending. The facility consolidation charges of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement.
The 35% increase in wireless devices handled was primarily driven by a 52% growth rate in our largest division (the Americas division) as measured by wireless devices handled. A high growth rate of our logistic services business in the Americas division was the primary contributor to its growth. The Europe division, which represented 4% of the Company’s total wireless devices handled, experienced a 68% growth rate. The Asia Pacific division, which represented 26% of the Company’s total wireless devices handled, experienced a less than 1% increase. Although worldwide demand was strong in the wireless device industry, declines in volume in our India CDMA business and modest volume growth in our Brightpoint Asia Limited GSM export business contained the Asia-Pacific division’s overall growth. For the Company, a sales mix shift from high revenue product distribution wireless devices handled to lower revenue fee-based logistics wireless devices handled affected our revenue growth rate, which was 5%. Included in our revenue growth was the sale of prepaid airtime, which grew in all divisions, however, the increase was more apparent in the Europe division. The higher volumes contributed to a 21% increase in gross profit and the sales mix shift to higher gross margin logistic services revenue contributed to a 0.8 percentage point increase in gross margin.
The increase in SG&A expenses was related to a $2.4 million unfavorable effect of the strengthening of foreign currencies relative to the U.S. dollar, our entry into Finland and the Slovak Republic, increases in variable costs to support our growth and expansion in current markets, including our continued business development in India, a $2.1 million increase in expenses related to being a publicly traded company, which included $1.6 million related to compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and the effect of the benefit of a $0.9 million legal expense recovery in 2003, which did not recur in 2004.
The general strengthening of foreign currencies relative to the U.S. dollar had an increasing effect on revenue, gross profit, SG&A expenses and operating income. The effect on operating income was 8%.
The Americas division experienced an $18.1 million increase in operating income from continuing operations. This was the result of a 52% increase in wireless devices handled that contributed to a 40% increase in gross profit in conjunction with a modest 5% increase in SGA expenses, excluding corporate allocations. The increase in wireless devices handled was predominantly driven by its logistic services business and was partially offset by a decline in its product distribution business. Demand was strong in the Americas division for our logistic services customers for whom we fulfilled orders. Demand in our distribution business was significantly and negatively affected by a key supplier’s relatively weaker market position in GSM and CDMA as compared to TDMA and in related shifts in demand by our mobile operator customers. The facility consolidation charges of $5.5 million in 2003 related to the closure of our former Richmond, California call center, which did not recur in 2004, also contributed to the improvement. The Americas division’s operating income was also negatively affected by our increased costs of being a public company.
The increase in operating income from continuing operations in the Americas division was partially offset by reductions in the Asia-Pacific and Europe divisions. The reduction in the Asia-Pacific division was related to mixed operating results among the various subsidiaries within the division. Significant increases in wireless devices handled in Australia and New Zealand were offset by declines in volume in our India CDMA business and in the Philippines. Additionally, a relatively modest volume increase of 7% in our Brightpoint Asia Limited GSM export business contained the Asia-Pacific division’s overall growth. Primarily due to a decrease in the average selling price of wireless devices handled through distribution and partially offset by the favorable effect of the general weakening of the U.S. dollar relative to foreign currencies, revenue for the division declined by 2%. Furthermore, the division experienced a 0.2 percentage point decline in gross margin. This was largely the result of reduced sales in our India CDMA business and the tightening of incentives by a key supplier. A significant contributor to the reduction in operating income from continuing operations was a $2.4 million operating loss in our India CDMA business. This business was profitable in 2003 when we were successful at launching a certain model of a CDMA wireless device with a large mobile operator. In 2004, we were unable to launch follow-on CDMA products at the same quantities and incurred additional costs related to building our operating infrastructure for the long term. The Asia-Pacific division’s operating income was also negatively affected by our increased costs of being a public company.
Although our Europe division experienced a 68% increase in wireless devices handled and a related 32% increase in revenue, its operating income declined by $0.4 million, or 16%. We entered into Finland and the Slovak Republic in 2004 and both businesses incurred operating losses. Conversely, our Germany business, which had incurred significant operating losses in previous years, generated a positive operating result. The initiation of sales of high-end wireless data devices contributed to our Germany business’ improved operating results. The Europe division’s operating income was also negatively affected by our increased costs of being a public company.
Interest

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
Interest expense	$949	$1,147	(17)%
Interest income	(986)	(652)	51%

Interest, net	$(37)	$495	(107)%

Net interest changed by $0.5 million, or 107%, from $0.5 million interest expense in 2003 to less than $0.1 million interest income in 2004. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was offset by an increase in interest income from short-term investments. Our cash balances fluctuate throughout the year as we routinely make large payments to suppliers and collect large receipts from customers. These payments or collections can be in excess of $10 million on any given day and the timing of these payments or collections can cause a need to draw against our existing credit facilities or can provide excess cash to invest on a short-term basis, which can affect our interest expense and interest income.
Other Expenses

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
Other expense	$1,526	$1,927	(21)%
Percentage of revenue	0.1%	0.1%
Other expenses decreased by $0.4 million, or 21%. This line item is composed of the cost on the sale of certain receivables to financial institutions conducted routinely throughout the year by certain subsidiaries, fines and penalties, and other unusual items that are not operating expenses. The cost on the sale of certain receivables was $0.9 million and $1.0 million for 2004 and 2003. Total receivables sold were $298.2 million and $232.6 million during 2004 and 2003. Included in other expenses in 2003 was a $0.5 million fine paid in connection with the Company’s settlement with the SEC, which did not recur in 2004.
Income Tax Expense

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
Income tax expense	$10,252	$3,731	175%
Effective tax rate	30.1%	21.2%	8.9% points
The $6.5 million increase in income tax expense was a result of increased operating income and a 30.1% effective income tax rate in 2004, as compared to a 21.2% effective income tax rate in 2003. The increase in the effective income tax rate was primarily attributable to the increased profitability of our business in certain jurisdictions such as North America and Australia, which have higher statutory tax rates than other jurisdictions that we operate in, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. Our effective income tax rate differs from the United States Federal income tax rate of 35% due to a significant portion of our taxable income having been generated in foreign tax jurisdictions, many which have lower tax rates.
Income from Continuing Operations

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
Operating income	$35,567	$20,355	75%
Interest expense, net	(37)	495	(107)%
Loss on extinguishment of debt	—	365	N/A
Other expenses	1,526	1,927	(21)%

Income from continuing operations before taxes	34,078	17,568	94%
Income tax expense	10,252	3,731	175%

Income from continuing operations before minority interest	23,826	13,837	72%
Income from continuing operations	23,826	13,861	72%
Diluted earnings per share	$0.55	$0.32	72%
Income from continuing operations grew by $10.0 million, or 72%. This improvement was primarily the result of a 35% increase in wireless devices handled that generated an $18.4 million, or 21% increase in gross profit, partially offset by an $8.9 million, or 15% increase in SG&A spending and $6.5 million increase in income tax expense. The facility consolidation charge of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement. Our effective income tax rate increased from 21.2% to 30.1% in 2004, which was primarily attributable to the increased profitability in certain tax jurisdictions such as North America and Australia, which have higher average statutory tax rates than other tax jurisdictions where we operate, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time.
Income from continuing operations per diluted share was $0.55, as compared to $0.32 in 2003.
Discontinued Operations

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
Loss from discontinued operations	$(4,343)	$(1,604)	171%
Loss on disposal of discontinued operations	(5,713)	(528)	982%

Total discontinued operations	$(10,056)	$(2,132)	372%

Percentage of Revenue	(0.6)%	(0.1)%	0.5% points
Diluted loss per share	$(0.23)	$(0.05)	360%
The loss from discontinued operations for 2004 was mainly ascribable to losses incurred in Brightpoint France’s operations of $3.9 million. The loss on disposal of discontinued operations for 2004 was largely attributable to a $3.8 million loss on the sale of Brightpoint Ireland, a $0.6 million loss on the sale of one of our subsidiaries, Brightpoint do Brasil Ltda., and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar. On February 19, 2004, our subsidiary, Brightpoint Holdings B.V., completed the sale of its entire interest in Brightpoint Ireland to Celtic Telecom Consultants Ltd. Cash consideration for the sale was approximately $1.7 million. The $3.8 million loss included the non-cash write-off of approximately $1.6 million of cumulative currency translation adjustments.
The loss from discontinued operations for 2003 was primarily attributable to losses incurred by Brightpoint Ireland’s operations of $2.2 million and various professional and liquidation fees. The loss on disposal of discontinued operations for 2003 was significantly comprised of unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar and various professional and liquidation fees, substantially offset by the receipt of $1.3 million in contingent consideration relating to the divestiture of our Middle East operations in the third quarter of 2002.
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
Net Income

	Year Ended
	December 31,	December 31,
	2004	2003	Change
	(Amounts in 000s)
Net income	$13,770	$11,729	17%
Percentage of Revenue	0.8%	0.7%	0.1% points
Diluted earnings per share	$0.32	$0.27	19%
Net income grew by $2.0 million, or 17%. This improvement was primarily the result of a 35% increase in wireless devices handled that generated an $18.4 million, or 21% increase in gross profit, partially offset by an $8.9 million, or 15% increase in SG&A spending, a $6.5 million increase in income tax expense and a $7.9 million increased loss from discontinued operations. The facility consolidation charge of $5.5 million in 2003, which did not recur in 2004, also contributed to the improvement. Our effective income tax rate increased from 21.2% to 30.1% in 2004, which was primarily attributable to the increased profitability in certain jurisdictions such as North America and Australia, which have higher average statutory tax rates than other jurisdictions that we operate in, and the recognition of valuation allowances against the tax benefit of net operating losses for four subsidiaries whose ability to realize the benefits of net operating losses is uncertain at this time. The loss from discontinued operations for 2004 was largely attributable to losses incurred in Brightpoint France’s operations, a loss on the sale of Brightpoint Ireland, a loss on the sale of Brightpoint Brazil and unrealized foreign currency translation losses caused by the strengthening of foreign currencies relative to the U.S. dollar.
Earnings per diluted share was $0.32, as compared to $0.27 in 2003.
RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES
Return on Invested Capital from Operations (ROIC)
We believe that it is equally as important for a business to manage its balance sheet as its statement of operations. A measurement that ties the statement of operation performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value and concurrently preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity and debt. The details of this measurement for 2005, 2004 and 2003 are outlined below.

	Year Ended December 31,
	2005	2004	2003
	(Amounts in 000s)
Operating income after taxes:
Operating income from continuing operations	$44,353	$35,567	$20,355
Plus: facility consolidation charge (benefit)	933	(236)	5,461
Less: estimated income taxes(1)	(11,728)	(10,633)	(5,715)

Operating income after taxes	$33,556	$24,698	$20,101

Invested capital:
Debt	$—	$—	$16,207
Shareholders’ equity	149,042	150,737	147,584

Invested capital	$149,042	$150,737	$163,791

Average invested capital(2)	$149,567	$145,977	$137,463
ROIC(3)	22%	17%	15%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for annual periods represents the simple average of the invested capital amounts for the prior year end and at each quarter end in the respective annual period.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital.
Our ROIC was approximately 22% for 2005 and approximately 17% and 15% for 2004 and 2003. Our ROIC improved for 2005 because our operating income increased while invested capital remained relatively flat.
Cash Conversion Cycle

	Year Ended
	December 31,
	2005	2004	2003

Days sales outstanding in accounts receivable	27	24	21
Days inventory on-hand	24	24	25
Days payable outstanding	(44)	(42)	(43)

Cash conversion cycle days	7	6	3

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, pay our suppliers and collect cash from our customers. We refer to this as the cash conversion cycle. The cash conversion cycle is measured by the number of days it takes to effect the cycle of investing in inventory, selling the inventory, paying suppliers and collecting cash from customers. The components in the cash conversion cycle are days of sales outstanding in accounts receivable, days inventory on hand, and days payables outstanding. The cash conversion cycle, as we measure it, is the netting of days sales outstanding in accounts receivable and days inventory on hand with the days payable outstanding. Circumstances when the cash conversion cycle decreases generally generate cash for the Company. Conversely, circumstances when the cash conversion cycle increases generally consume cash in the form of additional investment in working capital. Although our cash conversion cycle increased by 1 day in 2005, we generated cash during 2005 primarily due to increased operating income.
During 2005, the cash conversion cycle increased to 7 days from 6 days in 2004. The change in the cash conversion cycle was the result of a 3-day increase in the days sales outstanding in accounts receivable, partially offset by a 2-day increase in the number of days payable outstanding. The increase in the days sales outstanding was due to a higher percentage of our revenue occurring during the fourth quarter during 2005 compared to 2004 (see “Seasonality”), combined with a 33% growth in revenue during the fourth quarter of 2005 compared to the fourth quarter of 2004. In addition, days sales outstanding in accounts receivable increased by almost 1 day due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway (see “Off-balance Sheet Arrangements – Accounts Receivable Transfers”). The increase in days payable outstanding was due to more purchases with suppliers with whom we have longer payment terms at December 31, 2005 compared to 2004.
A cash conversion cycle of 7 days is a low number for a distribution company and it is unlikely that we can sustain this short cycle in the future. From time to time, we may pay our suppliers prior to the invoice due date in order to take advantage of early settlement discounts. Increases in the cash conversion cycle could have the effect of consuming our cash, causing us to borrow from lenders or issuing stockholders’ equity to fund the related increase in working capital. Our potential investments in new markets may cause us to increase our inventory levels in conditions where our customer base is relatively new and whose purchasing behavior is less predictable. This situation can have the effect of increasing our cash conversion cycle and consequently consume our cash or increase our debt levels.
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

	Year Ended December 31,
	2005	2004	2003
		(Amounts in 000s)
Days sales outstanding in accounts receivable:
Continuing operations revenue	$2,140,177	$1,772,424	$1,692,580
Value-added taxes invoiced for continuing operations	110,707	110,733	86,944

Total continuing operations revenue and value-added taxes	2,250,884	1,883,157	1,779,524
Daily sales including value-added taxes	6,252	5,231	4,943
Continuing operations ending accounts receivable	$168,004	$126,274	$105,137
Days sales outstanding in Accounts Receivable(A)	27	24	21

Days inventory on-hand
Continuing operations cost of revenue	$2,008,165	$1,667,660	$1,606,256
Indirect product and service costs	(126,700)	(99,053)	(88,154)

Total continuing operations cost of products sold	1,881,465	1,568,607	1,518,102
Daily cost of products sold	5,226	4,357	4,217
Continuing operations ending inventory	$124,864	$105,469	$103,362
Days inventory on-hand(B)	24	24	25

Days payables outstanding in accounts payable
Daily cost of products sold	$5,226	$4,357	$4,217
Continuing operations ending accounts payable	$232,258	$181,634	$182,857
Days payable outstanding(C)	44	42	43

Cash conversion cycle days (A+B-C)	7	6	3

Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Year Ended December 31,
	2005	2004	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$68,960	$7,742	$61,218
Investing activities	(15,499)	(5,923)	(9,576)
Financing activities	(11,168)	(34,497)	23,329
Effect of exchange rate changes on cash and cash equivalents	(8,360)	5,919	(14,279)

Net increase (decrease) in cash and cash equivalents	$33,933	$(26,759)	$60,692

Net cash provided by operating activities was $69.0 million in 2005, an increase of $61.2 million compared to prior year primarily due to:
•	$39.9 million more cash provided by changes in working capital in 2005 compared to 2004

•	$10.9 million more cash from income adjusted for non-cash expenses in 2005 compared to 2004 as a result of $39.6 million of non-cash expense during 2005 compared to only $25.4 million non-cash expense during 2004, partially offset by $3.3 million of lower net income in 2005 compared to 2004

•	$10.5 million additional cash provided by reductions in cash collateral requirements during 2005 compared to 2004
Net cash used for investment activities was $15.5 million in 2005, an increase of $9.6 million compared to prior year primarily due to:
•	$9.7 million more cash used in contract financing arrangements in 2005 compared to 2004, due to changes in contractual terms of certain contract financing arrangements

•	$4.6 million more capital expenditures in 2005 compared to 2004

•	partially offset by $4.8 million more cash provided from collections on notes receivable and other long-term assets in 2005 compared to 2004
Net cash used for financing activities was $11.2 million in 2005, which is $23.3 million less than prior year primarily due to:
•	$16.4 million more net payments on borrowings in 2004 compared to 2005

•	$8.1 million fewer repurchases of treasury stock in 2005 compared to 2004
Exchange rate fluctuations decreased cash by $8.4 million in 2005, compared to a $5.9 million increase in 2004 due primarily to a strengthening of the U.S. dollar relative to the Euro during 2005 compared to a weakening of the U.S. dollar relative to the Euro during 2004.
Lines of Credit
The table below summarizes lines of credit that were available to the Company as of December 31, 2005:

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability
			(Amounts in 000s)
North America	$70,000	$63,000	$—	$22,500	$40,500
Australia	36,640	36,255	—	9,209	27,046
New Zealand	8,204	8,204	—	21	8,183
Sweden	1,889	1,889	—	—	1,889
Slovakia	1,876	1,876	—	—	1,876
Philippines	1,884	1,884	—	1,884	—

Total	$120,493	$113,108	$—	$33,614	$79,494

Additional details on the above lines of credit are disclosed in Note 11 of the Notes to Consolidated Financial Statements.
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
Brightpoint North America L.P. entered into an agreement with GE Capital in 2001, which has been amended periodically as circumstances warranted changes to the agreement and was amended in 2005 to, among other things, increase availability up to a maximum of $70.0 million. Management believes these amendments have generally been favorable to the Company. We believe that we have developed a good relationship with GE Commercial Finance, which has led to the inception of facilities in Australia in 2002 and New Zealand in 2003.
Our financial condition has improved significantly since 2001. Our debt structure as measured by gross-debt-to-total-capitalization ratio has dropped from 53% in 2001 to 0% in 2005. Our cash conversion cycle has dropped from over 13 days in 2002 to 7 days in 2005. This is indicative of improved management of key balance sheet accounts such as accounts receivable, inventory, and accounts payable. These factors, among others, have improved our risk profile in the eyes of current and potential lenders.
Off-balance Sheet Arrangements — Accounts Receivable Transfers
During the years ended December 31, 2005 and 2004, we entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of their accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current accounting principles generally accepted in the United States and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash. Fees incurred are recorded as losses on the sale of assets and are included as a component of “Other expenses” in the Consolidated Statements of Operations.
Net funds received from the sales of accounts receivable for continuing operations during the years ended December 31, 2005 and 2004, totaled $247.4 million and $298.2 million. Fees, in the form of discounts, incurred in connection with these sales totaled $0.8 million and $1.2 million during 2005 and 2004. Approximately $0.7 million and $0.9 million of these fees relate to continuing operations and are included as a component of “Other expenses” in the Consolidated Statements of Operations in 2005 and 2004. The remainder of the fees in 2005 and 2004 was related to the Company’s former France operations and was included in “Loss from discontinued operations” in the Consolidated Statements of Operations.

We are the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and have no significant retained interests or servicing liabilities related to accounts receivable sold. We may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation, expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the years ended December 31, 2005 and 2004. These agreements require our subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries’ obligations.
Pursuant to these arrangements, approximately $15.7 million and $36.7 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2005 and 2004. Amounts held by banks or other financing institutions at December 31, 2005 were for transactions related to our arrangements in Norway and Sweden. We decided to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway; and therefore, as of January 2006, no trade accounts receivable are held by banks or other third-party financing institutions. We do not anticipate entering into such transactions during 2006.
Capital Resources
Capital expenditures were $12.6 million, $8.0 million and $5.9 million for 2005, 2004 and 2003. Capital expenditures were largely directed toward improving our information systems, particularly in the U.S., our entries into India and the Slovak Republic, which included new office space and basic information systems infrastructure and the purchase of operating assets in the U.S. that were previously leased. Expenditures for capital resources historically have been generally composed of information systems, including upgrades and improvements, leasehold improvements for warehouse, office, and retail facilities, and warehouse equipment. We expect this pattern to continue in future periods. We expect to invest in a range of $15.0 million to $20.0 million in 2006. A key component of our strategic plan is geographic expansion. We expect our level of capital expenditures to be affected by our geographic expansion activity.
On October 31, 2003, we sold 15% of our interest in Brightpoint India to Persequor in exchange for a management services agreement, in which Persequor was to provide management services to Brightpoint India for five years (ending October 31, 2008). On the fourth anniversary of the effective date and annually thereafter, Persequor has a right to require us to purchase Persequor’s interest in Brightpoint India, and we have the right to require Persequor to sell its interest in Brightpoint India at a price determined by an appraisal method as defined in the shareholders’ agreement. Termination of the shareholders’ agreement is the earlier of (i) the date on which each of the Investors agree in writing or (ii) the tenth anniversary of the effective date. During the first quarter of 2006, we purchased Persequor, including the 15% interest in Brightpoint India.
Liquidity Analysis
We measure liquidity as the summation of total unrestricted cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in new markets, acquisitions, or through expansion of existing service or product lines or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, a material uncollectible accounts receivable, or a material inventory write-down, as examples. The table below shows our liquidity calculation.

	December 31,
	2005	2004	% Change
	(Amounts in 000s)
Unrestricted cash	$106,053	$72,120	47%
Unused borrowing availability	79,494	77,146	3%

Liquidity	$185,547	$149,266	24%

As of December 31, 2005, our liquidity was $185.5 million, which was up 24% from December 31, 2004. Our borrowing availability increased by $2.3 million and our cash increased by $33.9 million. The increase in cash and cash equivalents (unrestricted) was primarily due to cash provided by operating activities of $69.0 million, partially offset by the repurchase of $15.9 million of the Company’s Common Stock, $12.6 million capital expenditures, and $8.4 million decrease in cash from changes in foreign exchange rates.

We routinely make large payments, in certain occasions in excess of $10 million, to suppliers and routinely collect large payments from customers, in certain occasions in excess of $10 million. The timing of these payments or collections has caused our cash balances and borrowings to fluctuate throughout the year. During 2005, our largest outstanding borrowings on a given day were approximately $36.3 million with an average outstanding balance of approximately $14.0 million.
Our cash balance as of December 31, 2005, was $106.1 million. With an unused borrowing availability of $79.5 million on December 31, 2005, the Company believes it could operate successfully without the $106.1 million in cash, given that the Company continues to generate cash from operating activities. Therefore, we believe we have adequate liquidity to operate the business successfully for the next 12 months and to invest in growth opportunities. As of December 31, 2005, our gross-debt-to-total capitalization ratio was 0%.
Our cash balance at December 31, 2005, was distributed throughout our subsidiaries worldwide. However, we had higher concentrations of cash in the U.S. and in Asia-Pacific, which were denominated in U.S. dollars. Although we can generally move funds freely across our subsidiaries, if we were to repatriate funds to the U.S. from foreign subsidiaries we could incur tax consequences, which may cause us to pay higher taxes and consume additional cash as a consequence. In certain subsidiaries, our local lenders restrict the amount of funds that can be transferred offshore to affiliates and the parent company. Additionally, there are foreign capital restrictions in India, which would restrict our ability to repatriate cash from India.
We currently fund a portion of our discontinued operations with cash generated from our continuing operations. Our total liabilities for discontinued operations were $0.7 million as of December 31, 2005, and we expect to consume cash in the future to pay these liabilities. Local tax authorities generally review or audit tax returns for discontinued operations. Assessments beyond liabilities that are known and accrued for may result from any tax audit and such assessment could consume additional cash.
CREDIT RATING
We are rated by Standard & Poor’s. As of December 31, 2005, our rating was B+ with a “positive” outlook. Standard & Poor’s upgraded their rating for the Company on August 28, 2004 from B to B+ and changed the outlook for the Company on February 7, 2005 from “stable” to “positive”.
SEASONALITY
The Company is subject to seasonal patterns that generally affect the wireless device industry. Wireless devices are generally used by businesses, governments and consumers. For businesses and governments, purchasing behavior is affected by fiscal year ends, while consumers are affected by holiday gift-giving seasons. For the global wireless device industry, seasonal patterns for wireless device units handled have been as follows:

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005	21%	23%	26%	30%
2004	23%	23%	25%	29%
2003	22%	22%	26%	30%
For the Company, seasonal patterns for wireless devices handled have been as follows:

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005	18%	22%	26%	34%
2004	21%	22%	25%	32%
2003	19%	20%	30%	31%
As can be seen in the table above, the wireless device industry has been prone to experiencing increases in demand in the third and fourth quarter, primarily due to enterprise purchasing for companies whose fiscal year ends coincide with the calendar year end and gift-giving holidays. Mobile operators often increase promotional activity, which can further stimulate demand during this period. Conversely, the global wireless industry has experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter.

The Company’s seasonal patterns are significantly influenced by the global wireless industry’s seasonal patterns. We had a stronger fourth quarter in 2005 than in 2004 or 2003, which was the result of strong demand and improved product availability in many of the markets where we operate. The impact of the U.S. gift-giving season in the fourth quarter had a greater impact during 2005 as evidenced by 34% revenue growth in our Americas division compared to the 21% overall growth in revenue during 2005. In 2003, our high growth in our Asia-Pacific Division, which included our entry into India in the second quarter of 2003, partially caused our seasonal patterns to differ from the global wireless industry. The Chinese New Year, which is in the first quarter of each year, historically has had a positive influence in demand in the first quarter. This has affected demand in certain markets in our Asia-Pacific division. The gift-giving holiday in India generally occurs in October. In certain markets in the Asia-Pacific division, enterprise and government fiscal years commonly end on June 30, which historically has had a positive effect on demand in the second quarter. As compared to the global wireless industry, our seasonality will likely be affected by the quantity of wireless devices handled in markets whose seasonality differs from the global wireless industry. Additionally, should we enter into new markets throughout the year, the additional wireless devices handled in those new markets may affect the distribution of sales across the four quarters of the year as compared to the global wireless and our own historical seasonal patterns. There can be no assurances that our future seasonal patterns will resemble that of the global wireless industry or that of our own historical patterns. Additionally, interim results may not be indicative of annual results.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2005.

	Payments due by Period
		Less than	1 to 3	3 to 5
	Total	1 Year	Years	Years	Thereafter
		(Amounts in 000s)
Operating leases(1)	$70,825	$7,756	$13,281	$11,015	$38,773
Third-party debt and lines of credit(2)	—	—	—	—	—
Purchase obligations(3)	14,665	14,665	—	—	—
Letters of credit	33,614	33,614	—	—	—

Total	$119,104	$56,035	$13,281	$11,015	$38,773

(1)	Amounts do not include payments for a lease entered into during February 2006, for which annualized lease payments are approximately $1.3 million expiring in 2010

(2)	Reflects amounts included on the Consolidated Balance Sheet

(3)	Purchase obligations exclude agreements that are cancelable without penalty
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), Share based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On April 15, 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning on or after June 15, 2005. As a result, the Company adopted SFAS 123(R) on January 1, 2006 and will begin recognizing compensation cost as expense during the first quarter of 2006 for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model, which is the same option pricing model used to estimate grant-date fair value for SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the effect of adopting SFAS 123(R) will reduce the Company’s net income by approximately $1.5 million in future periods, of which approximately $1.1 million will be recognized in 2006. The Company’s net income will also be reduced by future grants of equity awards based on the fair value of those awards at the date of grant.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Company beginning January 1, 2006.
OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION
Our operations are divided into three geographic operating segments. These operating segments represent our three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessories, prepaid cards and fees from the provision of logistic services.
The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 6 to the Consolidated Financial Statements, the Company discontinued several operating entities, which materially affected certain operating segments. The operating results for all years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company’s operations by segment is presented below (in thousands) for 2005, 2004 and 2003:

	Product
	Distribution	Logistic		Operating
	Revenue	Services	Total	Income		Allocated	Allocated
	from	Revenue from	Revenue from	from	Total	Net Interest	Income Tax
	External	External	External	Continuing	Segment	Expense	Expense
	Customers	Customers	Customers	Operations(1)	Assets(2)	(Income)(3)	(Benefit)(3)

2005:
The Americas	$507,508	$167,566	$675,074	$33,901	$211,608	$160	$8,902
Asia-Pacific	1,054,051	27,478	1,081,529	9,573	103,802	253	2,339
Europe	284,424	99,150	383,574	879	172,414	(559)	(183)

	$1,845,983	$294,194	$2,140,177	$44,353	$487,824	$(146)	$11,058

2004:
The Americas	$393,883	$111,252	$505,135	$21,731	$152,401	$312	$6,286
Asia-Pacific	924,024	44,126	968,150	11,614	160,578	273	3,154
Europe	205,810	93,329	299,139	2,222	124,605	(622)	812

	$1,523,717	$248,707	$1,772,424	$35,567	$437,584	$(37)	$10,252

2003:
The Americas	$394,044	$75,574	$469,618	$3,620	$190,077	$594	$610
Asia-Pacific	962,681	33,116	995,797	14,088	159,005	217	3,117
Europe	150,047	77,118	227,165	2,647	95,608	(316)	4

	$1,506,772	$185,808	$1,692,580	$20,355	$444,690	$495	$3,731

(1)	Certain corporate expenses are allocated to the segments based on total revenue.

(2)	Corporate assets are included in the Americas segment.

(3)	These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.

Additional segment information is as follows (in thousands):

	December 31,
	2005	2004	2003
Long-lived assets:
The Americas(1)	$23,052	$21,952	$27,121
Asia-Pacific	8,522	10,608	9,636
Europe	5,789	23,510	21,482

	$37,363	$56,070	$58,239

(1)	Includes corporate assets.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue Recognition
We recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Our total revenue in 2005 was $2.1 billion. Distribution revenue was 86% and logistic services revenue was 14% of our total revenue. For distribution revenue, which is generally recorded using the gross method, revenue recognition occurs upon shipment to customers and transfer of title. In some circumstances, the customer may take legal title and assume risk of loss upon delivery and, therefore, revenue is recognized on the delivery date. Sales are recorded net of discounts, rebates, returns and allowances. As a part of our logistic services we manage and distribute wireless devices and prepaid recharge cards on behalf of various mobile operators and assume little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements we have an agency relationship in the transaction and recognize only the fee associated with serving as an agent. In other logistic services arrangements, we receive activation commissions for acquiring subscribers on behalf of mobile operators through independent dealer agents or through Company-owned stores. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage or for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber’s service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues.
Product Costs
We incurred $1.8 billion in product costs in 2005 that were reported within distribution cost of revenue. On December 31, 2005, we carried $124.9 million of inventory. Included in our inventory are estimates for reductions of inventory value due to lower market prices than our original purchase prices, estimates for excess inventory and obsolescence risks, supplier incentives earned through purchases but unrealized pending the sale of the related products and estimates for capitalized operating costs related to the handling of inventory. As of December 31, 2005, our total inventory allowance balance was $4.9 million and the total amount of capitalized operating costs were $1.4 million. Included in our cost of goods sold are estimates of supplier incentives associated with products sold, the changes in inventory allowance accounts that result from the actual disposition of products during the period, changes in the capitalization of operating costs and estimates for freight costs. These estimates are dependent upon monthly and quarterly processes we undertake throughout our operations worldwide. Rapidly changing market conditions may affect the market value of inventory that we have on hand. Because we do not have complete knowledge of the projected disposition of products either through sales to customers, returns to suppliers, or through liquidators, actual results may vary from our estimates.
Non-Product Cost of Revenue
Our cost of revenue includes operating expenses that are directly related to the acquisition and production of wireless devices sold through distribution or handled through logistic services. These operating expenses are comprised of labor, product insurance, facility costs (rent, insurance, utilities, etc.), warehouse equipment costs and shipping costs. The allocation of these costs between cost of distribution revenue, cost of logistic services revenue and selling, general and administrative expenses require estimates based on various cost drivers such as square footage or number of employees and other estimation methodologies.
Allowances for Uncollectible Accounts and Related Provisions
We provide credit to certain customers in the ordinary course of business. Through credit analysis processes, credit insurance, and letters of credit, we try to mitigate the risk associated with providing credit. We are unable to cover our risk entirely and are exposed to potential payment defaults by our customers. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. As of December 31, 2005, the allowance for doubtful accounts totaled $3.6 million. Because we do not have complete knowledge on the projected collectibility of amounts owed to us by customers, actual results may vary from our estimates.
Deferred Taxes and Effective Tax Rates
We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with SFAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize internal and external skilled resources in the various tax jurisdictions to evaluate our position and to assist in our calculation of tax expense and related liabilities.
For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim period’s effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at the expected realizable value.
Goodwill and Long-lived Asset Impairment
We assess goodwill for impairment annually, or more frequently when indicators of impairment are present. At December 31, 2005, we had $5.6 million of goodwill recorded as an asset. During the third quarter of 2005, we recorded an $11.5 million impairment charge related to our decision to sell our operations in France. We perform our annual impairment analysis during the fourth quarter, and based on our analysis performed in 2005, we determined no additional impairment was necessary for the remaining goodwill balance. In our impairment analysis we estimate the fair value of an enterprise based on the present value of anticipated future cash flows. We recognize an impairment loss to the extent the net assets of the enterprise exceed the present value of anticipated future cash flows.
We test our long-lived assets for impairment whenever there are indicators that the carrying value of the assets may not be recoverable. As a result of our decision to sell our operations in France, we recognized an impairment charge of approximately $2.3 million to write-down the intangible assets of this entity. For long-lived assets impairment testing, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Our long-lived assets were recorded at their fair value and there were no material impairment charges in 2005, other than the impairment charge related to our France operations.

FUTURE OPERATING RESULTS
Various statements, discussions and analyses throughout this Annual Report on Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) loss of significant customers or a reduction in prices we charge these customers; (ii) possible adverse effect on demand for our products resulting from consolidation of mobile operator customers; (iii) dependence upon principal suppliers and availability and price of wireless products; (iv) possible adverse effects of future medical claims regarding the use of wireless handsets; (v) possible difficulties collecting our accounts receivable; (vi) our ability to increase volumes and maintain our margins; (vii) our ability to expand geographically on a satisfactory basis, through acquisition or otherwise; (viii) uncertainty regarding future volatility in our Common Stock price; (ix) uncertainty whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (x) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures; (xi) our operations may be materially affected by fluctuations in regional demand and economic factors; (xii) ability to respond to rapid technological changes in the wireless communications and data industry; (xiii) access to or the cost of increasing amounts of capital, trade credit or other financing; (xiv) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xv) effect of hostilities or terrorist attacks on our operations; (xvi) investment in sophisticated information systems technologies and our reliance upon the proper functioning of such systems; (xvii) ability to borrow additional funds; (xviii) our ability to meet intense industry competition; (xix) ability to manage and sustain future growth at our historical or industry rates; (xx) certain relationships and financings, which may provide us with minimal returns or losses on our investments; (xxi) the impact that seasonality may have on our business and results; (xxii) ability to attract and retain qualified management and other personnel, cost of complying with labor agreements and high rate of personnel turnover; (xxiii) ability to protect our proprietary information; (xxiv) our significant payment obligations under certain lease and other contractual arrangements; (xxv) ability to maintain adequate insurance at a reasonable cost; (xxvi) the potential issuance of additional equity, including our common shares, which could result in dilution of existing shareholders and may have an adverse impact on the price of our common shares; and (xxvii) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash investments primarily in AAA rated money market mutual funds and overnight repurchase agreements, which have minimal credit risk. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral to secure accounts receivable.
Exchange Rate Risk Management
A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures.
Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. At December 31, 2005 and 2004, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $19.3 million and $23.0 million. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2005 or 2004. At December 31, 2005, there was no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.
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
We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at December 31, 2005.

Item 8. Financial Statements and Supplementary Data.

Brightpoint, Inc.
Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenue
Distribution revenue	$1,845,983	$1,523,717	$1,506,772
Logistic services revenue	294,194	248,707	185,808

Total revenue	2,140,177	1,772,424	1,692,580

Cost of revenue
Cost of distribution revenue	1,774,612	1,464,119	1,453,244
Cost of logistic services revenue	233,553	203,541	153,012

Total cost of revenue	2,008,165	1,667,660	1,606,256

Gross profit	132,012	104,764	86,324

Selling, general and administrative expenses	86,726	69,433	60,508
Facility consolidation charge (benefit)	933	(236)	5,461

Operating income from continuing operations	44,353	35,567	20,355

Interest, net	(146)	(37)	495
Loss on debt extinguishment	—	—	365
Other expenses	1,523	1,526	1,927

Income from continuing operations before income taxes	42,976	34,078	17,568

Income tax expense	11,058	10,252	3,731

Income from continuing operations before minority interest	31,918	23,826	13,837

Minority interest	—	—	(24)

Income from continuing operations	31,918	23,826	13,861

Discontinued operations, net of income taxes:
Loss from discontinued operations	(20,600)	(4,343)	(1,604)
Loss on disposal of discontinued operations	(878)	(5,713)	(528)

Total discontinued operations, net of income taxes	(21,478)	(10,056)	(2,132)

Net income	$10,440	$13,770	$11,729

Earnings per share — basic:
Income from continuing operations	$0.80	$0.57	$0.34
Discontinued operations, net of income taxes	(0.54)	(0.24)	(0.05)

Net income	$0.26	$0.33	$0.29

Earnings per share — diluted:
Income from continuing operations	$0.77	$0.55	$0.32
Discontinued operations, net of income taxes	(0.52)	(0.23)	(0.05)

Net income	$0.25	$0.32	$0.27

Weighted average common shares outstanding:
Basic	39,962	41,742	40,883

Diluted	41,381	43,131	42,755

     See accompanying notes.

Brightpoint, Inc.
Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$106,053	$72,120
Pledged cash	168	13,830
Accounts receivable (less allowance for doubtful accounts of $3,621 in 2005 and $6,215 in 2004)	168,004	148,321
Inventories	124,864	110,089
Contract financing receivable	28,749	14,022
Other current assets	22,623	23,132

Total current assets	450,461	381,514

Property and equipment, net	27,989	27,503
Goodwill and other intangibles, net	6,707	21,981
Other assets	2,667	6,586

Total assets	$487,824	$437,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,258	$201,621
Accrued expenses	64,494	52,995
Unfunded portion of contract financing receivable	32,373	23,373

Total current liabilities	329,125	277,989

Total long-term liabilities	9,657	8,858

Total liabilities	338,782	286,847

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 46,563 issued in 2005 and 43,873 issued in 2004	466	439
Additional paid-in capital	258,536	233,524
Treasury stock, at cost, 5,094 shares in 2005 and 3,613 shares in 2004	(39,928)	(24,010)
Unearned compensation	(12,125)	—
Retained deficit	(53,528)	(63,968)
Accumulated other comprehensive income (loss)	(4,379)	4,752

Total shareholders’ equity	149,042	150,737

Total liabilities and shareholders’ equity	$487,824	$437,584

     See accompanying notes.

Brightpoint, Inc.
Consolidated Statements of Cash Flows

(Amounts in thousands)
	Year ended December 31,
	2005	2004	2003
Operating activities
Net income	$10,440	$13,770	$11,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,101	10,070	12,246
Amortization of debt discount	—	—	33
Discontinued operations	21,478	10,056	2,132
Net operating cash flows used in discontinued operations	(2,085)	(1,674)	(216)
Pledged cash requirements	13,662	3,212	(2,308)
Non-cash compensation	2,837	—	—
Facility consolidation charge (benefit)	933	(236)	5,461
Change in deferred taxes	(390)	1,792	2,445
Income tax benefits from exercise of stock options	5,377	5,418	445
Other non-cash	401	—	389
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(47,778)	(16,265)	(6,040)
Inventories	(23,656)	1,476	(26,117)
Other operating assets	(6,183)	(590)	701
Accounts payable and accrued expenses	82,823	(19,287)	54,627

Net cash provided by operating activities	68,960	7,742	55,527

Investing activities
Capital expenditures	(12,649)	(8,029)	(5,892)
Acquisitions, net of cash acquired	(413)	(1,447)	(850)
Proceeds from sale of Ireland and Brazil operations	—	576	1,328
Net investing cash flow from discontinued operations	(1,097)	(543)	(2,328)
Decrease (increase) in funded contract financing receivables, net	(5,285)	4,398	5,887
Decrease (increase) in other assets	3,945	(878)	287

Net cash used by investing activities	(15,499)	(5,923)	(1,568)

Financing activities
Net proceeds (payments) on credit facilities	—	(16,462)	2,785
Pledged cash requirements	—	5,000	(5,000)
Purchase of treasury stock	(15,918)	(24,010)	—
Net financing cash flow from discontinued operations	—	(38)	(24)
Repurchase of convertible notes	—	—	(11,980)
Proceeds from common stock issuances under employee stock option and purchase plans	4,750	1,013	12,383

Net cash used by financing activities	(11,168)	(34,497)	(1,836)

Effect of exchange rate changes on cash and cash equivalents	(8,360)	5,919	2,958

Net increase (decrease) in cash and cash equivalents	33,933	(26,759)	55,081
Cash and cash equivalents at beginning of year	72,120	98,879	43,798

Cash and cash equivalents at end of year	$106,053	$72,120	$98,879

     See accompanying notes.

Brightpoint, Inc.
Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)
			Additional		Retained	Accumulated Other	Total
	Common	Treasury	Paid-in	Unearned	Earnings	Comprehensive	Shareholders’	Comprehensive
	Stock	Stock	Capital	Compensation	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2002	$406	$—	$214,298	$—	$(89,467)	$(11,594)	$113,643

2003 Activity:
Net income	—	—	—	—	11,729	—	11,729	$11,729
Other comprehensive income (loss):
Currency translation of foreign investments	—	—	—	—	—	9,385	9,385	9,385
Common stock issued in connection with employee stock plans and related income tax benefit	27	—	12,800	—	—	—	12,827	—

Balance at December 31, 2003	$433	$—	$227,098	$—	$(77,738)	$(2,209)	$147,584	$21,114

2004 Activity:
Net income	—	—	—	—	13,770	—	13,770	$13,770
Other comprehensive income (loss):
Currency translation of foreign investments	—	—	—	—	—	6,961	6,961	6,961
Purchase of treasury stock	—	(24,010)	—	—	—	—	(24,010)	—
Common stock issued in connection with employee stock plans and related income tax benefit	6	–	6,426	—	—	—	6,432	—

Balance at December 31, 2004	$439	$(24,010)	$233,524	$—	$(63,968)	$4,752	$150,737	$20,731

2005 Activity:
Net income	—	—	—	—	10,440	—	10,440	$10,440
Other comprehensive income (loss):
Currency translation of foreign investments	—	—	—	—	—	(9,131)	(9,131)	(9,131)
Purchase of treasury stock	—	(15,918)	—	—	—	—	(15,918)	—
Unearned compensation	—	—	—	(12,125)	—	—	(12,125)	—
Common stock issued in connection with employee stock plans and related income tax benefit	27	—	25,012	—	—	—	25,039	—

Balance at December 31, 2005	$466	$(39,928)	$258,536	$12,125	$(53,528)	$(4,379)	$149,042	$1,309

     See accompanying notes.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
1. Significant Accounting Policies
Nature of Business
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to wireless network operators (mobile operators) and Mobile Virtual Network Operators (MVNOs), with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, United Arab Emirates and the United States. The Company provides logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. The Company handles wireless products manufactured by wireless device manufacturers such as Audiovox, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens and Sony Ericsson.
The Company was incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, the Company changed its name to Brightpoint, Inc. In June 2004, the Company reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, with the exception of the Brightpoint India Private Limited (Brightpoint India) subsidiary that is 85% owned by the Company. The Company repurchased the 15% minority interest in Brightpoint India during the first quarter of 2006 as discussed in Note 5. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company’s financial position or results of operations.
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The amount of revenue is determined based on either the gross method or the net method. The amount under the gross method includes the value of the product sold while the amount under the net method does not include the value of the product sold.
For distribution revenue, which is recorded using the gross method, the criteria of SAB 104 are generally met upon shipment to customers, including title transfer, and, therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery and, therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance to the provisions of SAB 104. Sales are recorded net of discounts, rebates, returns, and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance) or other arrangements. A portion of the Company’s sales involves shipments of products directly from its suppliers to its customers. In such circumstances, the Company negotiates the price with the supplier and the customer, assumes responsibility for the delivery of the product and, at times, takes the ownership risk while the product is in transit, pays the supplier directly for the product shipped, establishes payment terms and bears credit risk of collecting payment from its customers. Furthermore, in

Brightpoint, Inc.
Notes to Consolidated Financial Statements
these arrangements, the Company bears responsibility for accepting returns of products from the customer. Under these arrangements, the Company serves as the principal with the customer, as defined by Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or in cases of FOB destination, CIP destination, or similar terms, the Company recognizes the sales upon confirmation of delivery to the customer at the named destination.
For logistic services revenue, the criteria of SAB 104 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. As a part of our logistic services the Company may, in certain circumstances, manage and distribute wireless devices and prepaid recharge cards on behalf of various mobile operators and assumes little or no ownership risk for the product, other than custodial risk of loss. Under these arrangements the Company has an agency relationship in the transaction as defined by EITF 99-19 and recognizes only the fee associated with serving as an agent. In circumstances where the Company acts as the obligor in the purchase and resale of prepaid recharge cards or electronic codes, the Company recognizes the full sales price using the gross method. As part of the logistic services, the Company may provide contract financing services to mobile operators. In these arrangements, the service fee is recorded net and is recognized when products have been shipped. In other logistic services arrangements, the Company receives activation commissions for acquiring subscribers on behalf of mobile operators through its independent dealer/agents or through Company-owned stores. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber’s service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances when the Company acts as the obligor and determines the commission it will offer to independent dealer/agents, the Company recognizes the full commission earned from the mobile operator using the gross method. In circumstances where the Company is acting as an agent for mobile operators as defined by EITF 99-19, the Company recognizes the revenue using the net method. Performance penalty clauses may be included in certain contracts whereby the Company provides logistic services within its Americas division. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.
Gross Profit
The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs, freight, direct and indirect labor, facilities, equipment and related costs (including depreciation), information systems (including related maintenance and depreciation), and other indirect costs associated with products sold and services provided.
Vendor Programs
The Company has three major types of incentive arrangements with various suppliers: price protection, volume incentive rebates, and marketing, training and promotional funds. The Company follows EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, in accounting for vendor programs. To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier.
•	Price protection: consideration is received from certain, but not all, suppliers in the form of a credit memo based on market conditions as determined by the supplier. The amount is determined based on the difference between original purchase price from the supplier and revised list price from the supplier. The term of the price protection varies by supplier and product, but is typically less than one month from original date of purchase. This amount is accrued as a reduction of trade accounts payable until a credit memo is received and applied as a debit to the outstanding accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those wireless devices already sold.
•	Volume incentive rebates: consideration is received from certain suppliers when purchase or sell-through targets are attained or exceeded within a specified time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those devices already sold. In certain markets, the amount of the rebate is determined based on actual volumes purchased for the incentive period to date at the established rebate

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
•	Marketing, training and promotional funds: consideration is received from certain suppliers for cooperative arrangements related to market development, training and special promotions agreed upon in advance. The amount received is generally in the form of a credit memo, which is applied to trade accounts payable. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduces this liability. To the extent that the Company incurs costs in excess of the established supplier fund, the Company recognizes the amount as a selling expense.
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Pledged cash represents cash reserved as collateral for letters of credit issued by financial institutions on behalf of the Company or its subsidiaries and as collateral for vendor credit.
Concentrations of Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to mobile operators, agents, resellers, dealers and retailers in the global wireless industry and are dispersed throughout the world, including North America, South America, Asia, the Pacific Rim and Europe. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company does not generally require collateral from its customers to secure trade accounts receivable.
In 2005, 2004 and 2003, Computech Overseas International (Computech), a customer of the Company’s Brightpoint Asia Limited operations, accounted for approximately 11%, 10% and 11% of the Company’s total revenue and 21%, 19% and 19% of the Asia-Pacific division’s revenue. At December 31, 2005 and 2004, there were no amounts owed to the Company from Computech. Although Nextel Communications, Inc. (Nextel), a fee-based logistic services customer, is less than 10% of the Company’s total revenue, it is more than 10% of wireless devices handled in the Company’s North American business. Sprint Corporation (Sprint) is a customer and a supplier within the activation services business in the Company’s North American business. On August 12, 2005, Sprint and Nextel completed a merger to form Sprint Nextel Corporation (Sprint Nextel). The loss or a significant reduction in business activities by the Company’s customers, including Computech Overseas International and Sprint Nextel, could have a material adverse affect on the Company’s revenue and results of operations.
The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Products sourced from the Company’s largest supplier, Nokia, accounted for approximately 61%, 63% and 79% of product purchases in 2005, 2004 and 2003. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of its subsidiaries in support of their vendor credit facilities. The payment terms received from the Company’s suppliers is dependent on several factors, including, but not limited to, the Company’s payment history with the supplier, the suppliers credit granting policies, contractual provisions, the Company’s overall credit rating as determined by various credit rating agencies, the Company’s recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company’s control, could have a material adverse effect on the Company’s operations. The Company believes that its relationships with its suppliers are satisfactory, however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.
Accounts Receivable Transfers
The Company from time to time enters into certain transactions with banks and other third-party financing organizations with respect to the sale of a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Net funds received from the sale of these certain accounts receivable reduces the accounts receivable balance outstanding and are not included in total revenue as reported in the Consolidated Statements of Operations. Fees, in the form of discounts, are recorded as losses on the sale of assets, which are included as a component of “Other expenses” in the Consolidated Statements of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold, although in limited circumstances the Company may be required to repurchase the accounts. The Company decided to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway; and therefore, as of January 2006, no trade accounts receivable are held by banks or other third-party financing institutions. See Note 8 for further discussion of these off-balance sheet transactions.
Contract Finance Receivables
The Company offers financing of inventory and receivables to certain mobile operator customers and their authorized dealer/agents and wireless equipment manufacturers under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements; however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that it has purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for amounts it has financed. The amount financed pursuant to these arrangements is recorded as a current asset under the caption “Contract financing receivable” and any trade accounts payable pursuant to the arrangements is recorded as a current liability under the heading “Unfunded portion of contract financing receivable.” The Company charges a fee for providing these contract financing services and records revenue for these logistic services at the amount of the net margin rather than the gross amount of the transactions. In addition, the Company has commitments under certain contracts to provide inventory financing for these customers pursuant to various limitations and provisions as defined in the applicable service agreements.
At December 31, 2005 and 2004, contract financing receivable of $28.7 million and $14.0 million, included $13.1 million and $2.3 million of wireless products located at the Company’s facilities. In addition, at December 31, 2005 and 2004, the Company had $32.4 million and $23.4 million in vendor payables related to purchases made for these arrangements, which it considers to be the unfunded portion of these receivables.
The Company’s contract financing activities are provided to mobile operators and their authorized dealer/agents and wireless equipment manufacturers located in the United States and Australia. Decisions to grant credit under these arrangements are generally at the discretion of the Company, are made within guidelines established by the mobile operators and wireless equipment manufacturers and are subject to the Company’s normal credit granting and ongoing credit evaluation process.
Inventories
Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. Overhead expenses are capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Inventory adjustments for

Brightpoint, Inc.
Notes to Consolidated Financial Statements
obsolescence and lower of cost or market value may be expensed directly or applied to an inventory valuation allowance, depending on the nature of the adjustment. During the years ended December 31, 2005 and 2004, the Company had no individually significant inventory valuation adjustments.
Fair Value of Financial Instruments
The carrying amounts at December 31, 2005 and 2004, of cash and cash equivalents, pledged cash, accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, unfunded portion of contract financing receivable and certain of the Company’s credit facilities approximate their fair values because of the short maturity of those instruments. See Note 3 for disclosure of the fair value of the Company’s investment in Chinatron Group Holdings Limited (Chinatron) Class B Preference Shares.
The Company enters into derivative instruments through purchase of forward contracts to reduce, not eliminate, unanticipated fluctuation in earnings and cash flows caused by volatility in currency exchange rates. At December 31, 2005 and 2004, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $19.3 million and $23.0 million. These derivative instruments are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and therefore, changes in fair value of these instruments are included as a component of “Other expenses” in the Consolidated Statements of Operations.
Property and Equipment
Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are stated at cost and depreciated ratably over the shorter of the lease term of the associated property or the estimated life of the leasehold improvement. Maintenance and repairs are charged to expense as incurred.
Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets
The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the present value of anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2005, the finite-lived intangible assets total $0.4 million, net of accumulated amortization of $1.2 million and are currently being amortized over five years at approximately $0.4 million per year. In the third quarter of 2005 the Company recorded an impairment charge of approximately $2.3 million to write-down certain intangible assets in connection with the Company’s decision to sell its operations in France. This impairment charge is included as a component of “Loss from discontinued operations” in the Consolidated Statement of Operations. For 2004, the Company incurred no impairment charges for these intangibles.
Goodwill
The Company adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. Pursuant to the provisions of SFAS 142 the Company stopped amortizing goodwill and performs an impairment test on its goodwill at least annually. In the third quarter of 2005, the Company recorded an impairment charge of approximately $11.5 million as a result of its decision to sell its operations in France. This impairment charge is included as a component of “Loss from discontinued operations” in the Consolidated Statement of Operations. In the fourth quarter of 2005, 2004 and 2003, the Company performed the required annual impairment test on its remaining goodwill and incurred no additional impairment charges. The Company’s reporting units are contained within three operating segments, the Americas, Europe and Asia-Pacific as defined under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the

Brightpoint, Inc.
Notes to Consolidated Financial Statements
operating results of the component are regularly reviewed by management, the Company applies the provisions of SFAS 142 and performs the necessary goodwill impairment tests at the reporting unit level.
The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2005, are as follows (in thousands):

	Europe	Asia-Pacific	Total

Balance at December 31, 2004	$17,509	$1,495	$19,004
France impairment charge	(11,545)	—	(11,545)
Goodwill from acquisitions	—	275	275
Effects of foreign currency fluctuation	(1,988)	(99)	(2,087)

Balance at December 31, 2005	$3,976	$1,671	$5,647

Foreign Currency Translation
The functional currency for most of the Company’s foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the period, and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as a component of “Other expenses.” Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.
Discontinued Operations
The Company records amounts in discontinued operations (see Note 6 for further discussion) as required by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations for all periods presented.
Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year, and diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each year. The Company’s common share equivalents consist of stock options and restricted stock described in Note 13.
On December 30, 2005, September 15, 2005, October 15, 2003, and August 15, 2003, the Company effected 3 for 2 common stock splits in the form of stock dividends, which the Company’s Board of Directors approved. Per share amounts for all periods presented in this report have been adjusted to reflect the 3 for 2 common stock splits.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 2005, 2004 and 2003 (in thousands, except per share data):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2005	2004	2003

Income from continuing operations	$31,918	$23,826	$13,861
Discontinued operations, net of income taxes	(21,478)	(10,056)	(2,132)

Net income	$10,440	$13,770	$11,729

Earnings per share — basic:
Income from continuing operations	$0.80	$0.57	$0.34
Discontinued operations, net of income taxes	(0.54)	(0.24)	(0.05)

Net income	$0.26	$0.33	$0.29

Earnings per share — diluted:
Income from continuing operations	$0.77	$0.55	$0.32
Discontinued operations, net of income taxes	(0.52)	(0.23)	(0.05)

Net income	$0.25	$0.32	$0.27

Weighted average shares outstanding for basic earnings per share	39,962	41,742	40,883
Net effect of dilutive stock options and restricted stock–based on the treasury stock method using average market price	1,419	1,389	1,872

Weighted average shares outstanding for diluted earnings per share	41,381	43,131	42,755

At December 31, 2005, approximately 0.9 million shares were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact. Anti-dilutive shares relate primarily to certain outstanding stock options.
Stock Options
As more fully discussed in Note 13, the Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees or stock sold pursuant to the employee stock purchase plan (ESPP). The table below presents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options and the ESPP that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003

Net income as reported	$10,440	$13,770	$11,729
Add back; stock compensation included in net income	1,746	—	—
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(3,298)	(2,197)	(658)

Pro forma net income	$8,888	$11,573	$11,071

Earnings per share — basic:
Net income, as reported	$0.26	$0.33	$0.29
Add back; stock compensation included in net income	0.04	—	—
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.08)	(0.05)	(0.02)

Pro forma net income	$0.22	$0.28	$0.27

Earnings per share — diluted:
Net income, as reported	$0.25	$0.32	$0.27
Add back; stock compensation included in net income	0.04	—	—
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.08)	(0.05)	(0.02)

Pro forma net income	$0.21	$0.27	$0.25

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), Share based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On April 15, 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning on or after June 15, 2005. As a result, the Company adopted SFAS 123(R) on January 1, 2006 and will begin recognizing compensation cost as expense during the first quarter of 2006 for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model, which is the same option pricing model used to estimate grant-date fair value for SFAS 123 for pro forma disclosures included in the table above. Based on unvested stock options currently outstanding, the effect of adopting SFAS 123(R) will reduce the Company’s net income by approximately $1.5 million in future periods, of which approximately $1.1 million will be recognized in 2006. The Company’s net income will also be reduced by future grants of equity awards based on the fair value of those awards at the date of grant.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Company beginning January 1, 2006.
Operating Segments
The Company’s operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessories, prepaid cards and fees from the provision of logistic services.
The Company evaluates the performance of, and allocates resources to, these segments based on operating income from continuing operations including allocated corporate selling, general and administrative expenses. As discussed in Note 6, the Company discontinued several operating entities, which materially affected certain operating segments. The operating results for all years presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company’s operations by segment is presented below (in thousands) for 2005, 2004 and 2003:

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Product
	Distribution	Logistic		Operating
	Revenue	Services	Total	Income		Allocated	Allocated
	from	Revenue from	Revenue from	from	Total	Net Interest	Income Tax
	External	External	External	Continuing	Segment	Expense	Expense
	Customers	Customers	Customers	Operations(1)	Assets(2)	(Income)(3)	(Benefit)(3)

2005:
The Americas	$507,508	$167,566	$675,074	$33,901	$211,608	$160	$8,902
Asia-Pacific	1,054,051	27,478	1,081,529	9,573	103,802	253	2,339
Europe	284,424	99,150	383,574	879	172,414	(559)	(183)

	$1,845,983	$294,194	$2,140,177	$44,353	$487,824	$(146)	$11,058

2004:
The Americas	$393,883	$111,252	$505,135	$21,731	$152,401	$312	$6,286
Asia-Pacific	924,024	44,126	968,150	11,614	160,578	273	3,154
Europe	205,810	93,329	299,139	2,222	124,605	(622)	812

	$1,523,717	$248,707	$1,772,424	$35,567	$437,584	$(37)	$10,252

2003:
The Americas	$394,044	$75,574	$469,618	$3,620	$190,077	$594	$610
Asia-Pacific	962,681	33,116	995,797	14,088	159,005	217	3,117
Europe	150,047	77,118	227,165	2,647	95,608	(316)	4

	$1,506,772	$185,808	$1,692,580	$20,355	$444,690	$495	$3,731

(1)	Certain corporate expenses are allocated to the segments based on total revenue.

(2)	Corporate assets are included in the Americas segment.

(3)	These items are allocated using various methods and are not necessarily indicative of the actual interest expense and income taxes for the applicable divisions.
Additional segment information is as follows (in thousands):

	December 31,
	2005	2004	2003

Long-lived assets:
The Americas(1)	$23,052	$21,952	$27,121
Asia-Pacific	8,522	10,608	9,636
Europe	5,789	23,510	21,482

	$37,363	$56,070	$58,239

(1)	Includes corporate assets.
2. Facility Consolidation Charge
In September 2004, the Company’s subsidiary in Australia entered into a new facility lease arrangement, which commenced in the first quarter of 2005. The Company vacated its previous location in Australia during the first quarter of 2005, which resulted in a pre-tax charge of $0.9 million, net of a $0.3 million reduction in the provision recorded during the third quarter of 2005 for the difference between the negotiated lease termination costs and the Company’s original estimates. The provision includes approximately $0.7 million for lease termination costs and non-cash losses on the disposal of assets of approximately $0.2 million. At December 31, 2005, the remaining reserve of approximately $0.1 million represents additional payments to be made to terminate the lease obligation. The Company does not anticipate making any other payments related to this facility consolidation.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
3. Impairment Loss on Long-Term Investment
At December 31, 2004, the Company held approximately 14.3 million Chinatron Class B Preference shares with an estimated carrying value of approximately $1.7 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company designated its investment in Chinatron as held-to-maturity. In December 2005, the Company sold these shares for approximately $1.3 million; and as a result, realized a loss on the sale of its investment of approximately $0.4 million, which is included as a component of “Other expenses” in the Consolidated Statement of Operations. The Company decided to sell its Chinatron Class B Preference shares because a.) the financial condition of Chinatron continues to deteriorate, and the Company did not anticipate a near-term recovery in the fair value of its investment beyond the price at which the shares were sold; and, b.) the Company’s management determined that the investment in Chinatron was not the best means by which the Company should participate in this geographic market.
4. Income Tax Expense (Benefit)
For financial reporting purposes, income (loss) from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Year ended December 31,
	2005	2004	2003

United States	$17,234	$8,249	$(6,118)
Foreign	25,742	25,829	23,686

	$42,976	$34,078	$17,568

The reconciliation for 2005, 2004 and 2003 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2005	2004	2003

Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. Federal benefit	1.6	1.2	(0.8)
Net benefit of tax on foreign operations	(6.6)	(9.6)	(12.7)
Other	(4.3)	3.5	(0.3)

Effective income tax rate	25.7%	30.1%	21.2%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

Current:
Federal	$4,549	$1,979	$(3,011)
State	1,206	647	(491)
Foreign	6,008	6,932	5,689

	$11,763	$9,558	$2,187

Deferred:
Federal	$(751)	$710	$1,323
State	(160)	86	289
Foreign	206	(102)	(68)

	(705)	694	1,544

	$11,058	$10,252	$3,731

During 2005, 2004 and 2003 there was an income tax expense (benefit) recorded in discontinued operations of ($0.6) million, ($2.5) million and $1.2 million.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The decrease in the effective tax rate from 2004 to 2005 is due primarily to the recognition of approximately $2.1 million of deferred tax assets for which a valuation allowance had previously been recorded. In 2005 entities that did not have a history of making profits were profitable, resulting in the recognition of approximately $1.0 million of certain deferred tax assets related to prior net operating losses. As of the end of 2005, our business in the United States no longer had a net operating loss carry-forward which increased the likelihood that alternative minimum tax credits may be utilized in the future and as a result, previously recorded valuation allowances against alternative minimum tax credits of approximately $1.1 million were reversed.
Components of the Company’s net deferred tax assets after valuation allowance are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Current:
Capitalization of inventory costs	$899	$918
Allowance for doubtful accounts	922	846
Accrued liabilities and other	5,823	4,908
Noncurrent:
Depreciation	39	475
Other long-term investments	—	134
Net operating losses and other carryforwards	19,152	27,968

	26,835	35,249
Valuation allowance	(18,218)	(23,773)

Total deferred tax assets	8,617	11,476

Deferred tax liabilities:
Current:
Other current liabilities	(2,539)	(2,441)
Noncurrent:
Depreciation	(3,346)	(4,931)
Other assets	(330)	(1,380)

Total deferred tax liabilities	(6,215)	(8,752)

Net deferred assets	$2,402	$2,724

Income tax payments for continuing operations were $6.6 million, $3.9 million and $4.5 million in 2005, 2004 and 2003.
At December 31, 2005, the Company had net operating loss carryforwards of approximately $28.0 million, of which approximately $21.9 million have no expiration date and approximately $6.7 million expires between 2012 and 2023. The Company also has foreign tax credits of $7.5 million that substantially expire during 2012. The Company determined that a portion of the deferred tax asset is not likely to be realized, and a valuation allowance has been established against that asset to record it at its expected realizable value. Undistributed earnings of the Company’s foreign operations were approximately $32.6 million at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.
5. Minority Interest
On October 31, 2003, the Company sold 15% of its interest in Brightpoint India to Persequor Limited (Persequor) in exchange for a management services agreement, in which Persequor was to provide management services to Brightpoint India for five years (ending October 31, 2008). On the fourth anniversary of the effective date and annually thereafter, Persequor has a right to require Brightpoint Holdings B.V. to purchase Persequor’s interest in Brightpoint India and Brightpoint Holdings B.V. has the right to require Persequor to sell its interest in Brightpoint India at a price determined by an appraisal method as defined in the shareholders’ agreement. Termination of the shareholders’ agreement is the earlier of (i) the date on which each of the Investors agree in writing or (ii) the tenth anniversary of the effective date. During the first quarter of 2006, the Company purchased Persequor for approximately $1.0 million, which included the 15% interest in Brightpoint India valued at approximately $0.2 million. The Company accounted for the 15% interest in Brightpoint India as a redemption of subsidiary shares in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Securities. Accordingly, during the fourth quarter of 2005, the Company recorded a charge of approximately $0.2 million for the difference between the carrying value and the redemption amount, which is included as a component of “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
6. Divestitures and Discontinued Operations
The Company records amounts in discontinued operations as required by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations, for all periods presented.
Details of discontinued operations are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

Revenue	$103,562	$90,968	$107,794

Loss from discontinued operations before income taxes	$(21,208)	$(6,819)	$(378)
Income tax expense (benefit)	(608)	(2,476)	1,226

Loss from discontinued operations (1)	$(20,600)	$(4,343)	$(1,604)

Loss on disposal of discontinued operations (2)	(878)	(5,713)	(528)

Total discontinued operations	$(21,478)	$10,056	$(2,132)

(1)	Includes $13.8 million of goodwill and intangible asset impairment charges for the year ended December 31, 2005 related to the Company’s operations in France.

(2)	Loss on disposal of discontinued operations for the year ended December 31, 2005 includes $2.2 million loss on sale of France operations (net of approximately $3.5 million gains related to cumulative currency translation adjustments), which is partially offset by approximately $1.0 million of tax benefits from previous disposals. Loss on disposal of discontinued operations for the year ended December 31, 2004 includes $3.8 million loss on sale of Ireland operations 2004.
Net assets, including reserves, related to discontinued operations are classified in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2005	2004

Total current assets	$547	$36,435
Other non-current assets	—	16,619

Total assets	$547	$53,054

Accounts payable	$—	$19,987
Accrued expenses and other liabilities	657	5,922

Total liabilities	$657	$25,909

France Operations
On December 16, 2005, the Company’s subsidiary, Brightpoint Holdings B.V., completed the sale of all the equity securities of Brightpoint France SARL (Brightpoint France) to an entity formed by the former managing director of Brightpoint France. Consideration for the sale consisted of a loan receivable from the purchaser with a face value of approximately $1.6 million with maturity dates from 2006 to 2008. The Company recorded a loss from the sale of approximately $2.2 million, representing the difference between the carrying value of Brightpoint France and the fair value of consideration received. During the third quarter of 2005, the Company recorded impairment charges in connection with its plan to sell Brightpoint France, including a $13.8 million non-cash impairment charge to the value of goodwill and other intangible assets, which is included in “Loss from discontinued operations” in the Consolidated Statement of Operations. Brightpoint France was part of the Company’s Europe division.
Brazil Operations
On May 7, 2004, through certain of the Company’s subsidiaries the Company completed the sale of its entire interest in Brightpoint do Brasil Ltda. (Brightpoint Brazil). The Company recorded a $0.6 million loss from the sale, net of income taxes. Brightpoint Brazil was part of the Company’s Americas division.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Ireland Operations
On February 19, 2004, the Company’s subsidiary, Brightpoint Holdings B.V., completed the sale of its 100% interest in Brightpoint Ireland Limited (Brightpoint Ireland) to Celtic Telecom Consultants Ltd. Consideration for the sale consisted of cash of approximately $1.7 million. The Company recorded a $3.8 million loss from the sale and a $0.3 million loss from Brightpoint Ireland’s results of operations during the first quarter of 2004. The loss includes the non-cash write-off of approximately $1.6 million pertaining to cumulative currency translation adjustments. Brightpoint Ireland was a part of the Company’s Europe division.
Middle East Operations
During the third quarter of 2002, the Company and certain of its subsidiaries sold their respective ownership interests in Brightpoint Middle East FZE, and its subsidiary Fono Distribution Services LLC, and Brightpoint Jordan Limited to Persequor Limited, an entity controlled by the former managing director of the Company’s operations in the Middle East and certain members of his management team. Pursuant to the transaction, the Company received two subordinated promissory notes with face values of $1.2 million and $3.0 million that mature in 2004 and 2006. The $1.2 million promissory note was paid in full during 2004, and the $3.0 million promissory note was paid in full during 2005.
7. Acquisitions
Effective July 31, 2004, through certain of its subsidiaries, the Company acquired 100% of the issued and outstanding shares of MF-Tukku Oy (MF-Tukku) for an initial consideration of less than $0.5 million with potential future considerations of up to 1.1 million euros (which is the currency of the obligation) based on the future financial performance of MF-Tukku. MF-Tukku, subsequently renamed Brightpoint Finland Oy, based in Helsinki, Finland, is a distributor of Sony Ericsson, Siemens and Motorola wireless devices and accessories in Finland. Simultaneously with the acquisition of MF-Tukku, MF-Tukku acquired substantially all of the assets of Codeal Oy (Codeal). Codeal, also based in Helsinki, Finland, was a distributor of Samsung wireless devices and accessories in Finland.
The impact of the acquisition discussed above was not material in relation to the Company’s consolidated results of operations. Consequently, pro forma information is not presented.
During 2005 and 2004, the Company recorded approximately $0.3 million and $0.4 million of goodwill related to the payment of certain earn-out arrangements on a prior acquisition in the Asia-Pacific division.
8. Accounts Receivable Transfers
During the years ended December 31, 2005 and 2004, the Company entered into certain transactions or agreements with banks and other third-party financing organizations in France, Norway and Sweden, with respect to a portion of its accounts receivable in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to current U.S. generally accepted accounting principles and, accordingly, are accounted for as off-balance sheet arrangements. Net funds received reduced the accounts receivable outstanding while increasing cash.
Net funds received from the sales of accounts receivable for continuing operations during the years ended December 31, 2005 and 2004, totaled $247.4 million and $298.2 million. Fees, in the form of discounts, incurred in connection with these sales totaled $0.8 million and $1.2 million during 2005 and 2004. Approximately $0.7 million and $0.9 million of these fees relate to continuing operations and are included as a component of “Other expenses” in the Consolidated Statements of Operations in 2005 and 2004. The remainder of the fees in 2005 and 2004 was related to the Company’s former France operations and was included in “Loss from discontinued operations” in the Consolidated Statements of Operations.
The Company is the collection agent on behalf of the bank or other third-party financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. The Company may be required to repurchase certain accounts receivable sold in certain circumstances, including, but not limited to, accounts receivable in dispute or otherwise not collectible, accounts receivable in which credit insurance is not maintained and a violation, the expiration or early termination of the agreement pursuant to which these arrangements are conducted. There were no significant repurchases of accounts receivable sold during the years ended December 31, 2005 and 2004. These agreements require the Company’s subsidiaries to provide collateral in the form of pledged assets and/or, in certain situations, a guarantee by the Company of its subsidiaries’ obligations.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Pursuant to these arrangements, approximately $15.7 million and $36.7 million of trade accounts receivable were sold to and held by banks and other third-party financing institutions at December 31, 2005 and 2004. Amounts held by banks or other financing institutions at December 31, 2005 were for transactions related to the Company’s arrangements in Norway and Sweden. The Company decided to discontinue the sale of trade receivables to third-party financial institutions; and therefore, as of January 2006, no trade accounts receivable are held by banks or other third-party financing institutions.
9.	Property and Equipment
     The components of property and equipment are as follows (in thousands):

	December 31,
	2005	2004

Furniture and equipment	$18,535	$14,941
Information systems equipment and software	74,295	69,246
Leasehold improvements	5,382	6,202

	98,212	90,389
Less accumulated depreciation	(70,223)	(62,886)

	$27,989	$27,503

Depreciation expense charged to continuing operations was $10.7 million, $9.7 million and $11.2 million in 2005, 2004 and 2003.
10.	Lease Arrangements
The Company leases its office and warehouse space, as well as, certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $10.5 million, $11.2 million and $11.3 million for 2005, 2004 and 2003.
The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending December 31,
2006	$7,756
2007	6,820
2008	6,461
2009	6,072
2010	4,943
Thereafter*	38,773

$70,825

*	Includes approximately $36.6 million related to the Company’s 495,000 square foot facility located in Plainfield, Indiana, for which the initial lease term expires in 2019. The minimum lease payments increase every three years on this lease agreement. The Company recognizes rent expense on a straight-line basis, which results in deferred rent during the portion of the lease term in which payments are less than the expense recognized. As a result, the Company has a deferred rent liability of $4.7 million and $4.1 million at December 31, 2005 and 2004, which is included as a component of “Total long-term liabilities” in the Consolidated Balance Sheets.

**	The amounts above do not include payments for a lease entered into during February 2006 for a 322,000 square foot facility located in Plainfield, Indiana, for which annualized lease payments are approximately $1.3 million expiring in 2010.
11.	Lines of Credit
There were no outstanding balances on lines of credit at December 31, 2005 and 2004. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year; and during 2005, the largest outstanding borrowings on a given day were approximately $36.3 million with an average outstanding balance of approximately $14.0 million.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
At December 31, 2005, the Company and its subsidiaries were in compliance with the covenants in its credit agreements. For the years ended December 31, 2005, 2004 and 2003, interest expense, which approximates cash payments of interest, was approximately $1.2 million, $0.9 million and $1.1 million. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes lines of credit that were available to the Company as of December 31, 2005 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$22,500	$40,500
Australia	36,640	36,255	—	9,209	27,046
New Zealand	8,204	8,204	—	21	8,183
Sweden	1,889	1,889	—	—	1,889
Slovakia	1,876	1,876	—	—	1,876
Philippines	1,884	1,884	—	1,884	—

Total	$120,493	$113,108	$—	$33,614	$79,494

Lines of Credit -Americas Division
On September 14, 2005, the Company’s primary North American operating subsidiaries, Brightpoint North America L.P. and Wireless Fulfillment Services, LLC (the Borrowers), amended their Amended and Restated Credit Facility (the Revolver) dated March 18, 2004, between the Borrowers and General Electric Capital Corporation (GE Capital). The amendment allows for, among other things, increasing the liquidity available under the Revolver by increasing availability (Supplemental Advance) by up to $25.0 million based upon the levels of EBITDA of the Borrowers and their subsidiaries then in effect for the most recent 12-month period. The amendment also increases the Borrowers’ Letter of Credit sub-limit from $25.0 million to $35.0 million, allows the Borrowers to guarantee certain indebtedness of up to $20.0 million on behalf of Brightpoint, Inc. and provides for a pledge to the lenders of shares of certain foreign subsidiaries of Brightpoint, Inc. as additional security. The amendment also provides the Borrowers with a limited waiver from an event of default resulting from a negative covenant on guaranteed indebtedness under the Revolver relating to a previously issued Letter of Credit issued under the Revolver. GE Capital acted as the agent for a syndicate of banks (the Lenders). The Revolver expires in September of 2008. The Revolver provides borrowing availability, subject to borrowing base calculations, the supplemental advance calculations and other limitations, of up to a maximum of $70.0 million and at December 31, 2005, bears interest, at the Borrowers’ option, at the prime rate plus 0.25% or LIBOR plus 1.75%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by Brightpoint, Inc., and is secured by, among other things, all of the Borrowers’ assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility with an additional supplemental advance based on EBITDA where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments to determine the borrowing base. EBITDA is calculated to determine the eligible supplemental advance. Eligible accounts receivable, inventories and EBITDA fluctuate over time, which can increase or decrease borrowing availability. The Company also has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. At December 31, 2005 and 2004, there were no amounts outstanding under the Revolver, with available funding, net of the applicable required availability minimum and letters of credit, of approximately $40.5 million and $33.4 million.
Lines of Credit — Asia-Pacific
On December 23, 2005, the Company’s primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, amended its revolving credit facility (the Facility) with GE Commercial Finance in Australia dated December 24, 2002. The amendment, among other things, extended the maturity date to December 23, 2008, increased the sub-limit amount that Brightpoint Australia may borrow under the Facility Agreement to be used for letters of credit from 15.0 million Australian Dollars to 17.5 million Australian Dollars ($12.8 million at December 31, 2005) and modified the rate of interest charged under the Facility to the Bank Bill Swap Reference Rate plus a maximum spread of 1.85% (7.51% at December 31, 2005). The Facility provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50.0 million Australian dollars (approximately $36.6 million U.S. dollars at December 31, 2005). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which

Brightpoint, Inc.
Notes to Consolidated Financial Statements
include maintaining a minimum fixed charge coverage ratio. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2005 and 2004, there were no amounts outstanding under the facility with available funding of $27.0 million and $32.1 million.
In July of 2003, the Company’s primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc. (Brightpoint Philippines) entered into a credit facility with Banco de Oro. The facility, which matured in April of 2005, provided borrowing availability, up to a maximum amount of 50.0 million Philippine Pesos. In April of 2005, this facility was amended and renewed for another one-year term with Banco de Oro and the borrowing availability was increased to 100.0 million Pesos (approximately $1.9 million U.S. dollars, at December 31, 2005). The facility is guaranteed by Brightpoint, Inc. and bears interest at the Prime Lending Rate (10.75% at December 31, 2005). At December 31, 2005 and 2004, the facility had no amounts outstanding. However, at December 31, 2005, a $1.9 million letter of credit had been issued to one of Brightpoint Philippine’s main suppliers, which reduced the availability to zero. At December 31, 2004, the facility had available funding of approximately $0.9 million.
In November 2003, the Company’s primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited, entered into a revolving credit facility with GE Commercial Finance in Australia. This facility, which matures in November of 2006, provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 12.0 million New Zealand dollars (approximately $8.2 million U.S. dollars at December 31, 2005). Borrowings under the facility will be used for general working capital purposes. The facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and bears interest at the New Zealand Index Rate plus 3.15% (10.83% at December 31, 2005). The facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2005 and 2004, there were no amounts outstanding under the facility, with available funding of approximately $8.2 million and $8.5 million.
A $15.0 million standby letter of credit supporting a credit line issued by a vendor of the Company’s Brightpoint Asia Limited subsidiary had been issued by financial institutions on the Company’s behalf and was outstanding at December 31, 2004; secured by $12.0 million of cash, the assets of Brightpoint Asia Limited and a guarantee issued by Brightpoint, Inc. The related cash collateral had been reported under the heading “Pledged cash” in the December 31, 2004 Consolidated Balance Sheet. As of December 31, 2005 this facility had been cancelled.
Lines of Credit — Europe
The Company’s primary operating subsidiary in Sweden, Brightpoint Sweden AB, has a short-term line of credit facility with SEB Finans AB. The facility has borrowing availability of up to 15.0 million Swedish Krona (approximately $1.9 million U.S. dollars at December 31, 2005) and bears interest at the SEB Banken Base plus 0.75% (2.25% at December 31, 2005). The facility is supported by a guarantee provided by the Company. At December 31, 2005 and 2004, there were no amounts outstanding under this facility. Available funding was approximately $1.9 million and $2.2 million as of December 31, 2005 and 2004.
In June 2005, the Company’s primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., entered into an overdraft facility with Tatra banka, a.s. This facility, which matures in May of 2006, provides borrowing availability of up to a maximum of 60.0 million Slovak crowns (approximately $1.9 million U.S. dollars at December 31, 2005). The facility bears interest at the 1-month Bribor rate plus 0.65% (3.65% at December 31, 2005). Borrowings under the facility will be used for general working capital purposes by Brightpoint Slovakia s.r.o. At December 31, 2005, there were no amounts outstanding under the facility with available funding of approximately $1.9 million. The facility is supported by a guarantee from the Company.
12.	Guarantees
In 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amount outstanding are described in Note 11.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2005, the Company has issued $33.6 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by either availability under the Company’s credit facilities or cash deposits. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $33.6 million.
Additionally, the Company has issued certain guarantees on behalf of its subsidiaries with respect to accounts receivable transferred, which is discussed in Note 8. The Company decided to discontinue the sale of trade receivables to third-party financial institutions; and therefore, as of January 2006, no trade accounts receivable are held by banks or other third-party financing institutions.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company will provide warranty repair services on devices it distributes for this supplier. The warranty period for these devices is generally 15 months, and the Company’s liability for providing warranty repair services is limited in instances in which failure rates reach certain thresholds. The Company records estimated expenses related to warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on managements’ assumptions related to cost of repairs and anticipated failure rates. A summary of the changes in the product warranty activity is as follows (in thousands):

	2005	2004

January 1	$369	$—
Provision for product warranties	3,323	369
Settlements during the period	(1,582)	—

December 31	$2,110	$369

13.	Shareholders’ Equity
In 2005 and 2003, the Board of Directors approved two 3 for 2 stock splits in the form of stock dividends primarily to increase the liquidity of the stock, increase the number of shares in the market and to improve the affordability of the stock for investors. All references in the financial statements related to share amounts, per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect stock splits, including the Company’s 3 for 2 stock splits of its common stock effective December 30, 2005, September 15, 2005, October 15, 2003 and August 25, 2003. The Company has a Shareholders’ Rights Agreement, commonly known as a “poison pill,” which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company’s capital stock, other shareholders of the Company shall have the right to purchase shares of the Company’s (or in some cases, the acquiror’s) common stock at 50% of its then market value.
The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.
Treasury Stock
On November 11, 2005, the Company announced that its Board of Directors had approved an extension and increase of the $20.0 million share repurchase plan that was previously announced on November 30, 2004. The Board of Directors approved

Brightpoint, Inc.
Notes to Consolidated Financial Statements
an increase of $18.0 million, allowing the Company to repurchase up to a total of $38.0 million of its own common shares. The share repurchase plan that was previously scheduled to expire on December 31, 2005 has been extended to expire on December 31, 2007. As of December 31, 2005, the Company has repurchased a total of 1,949,588 shares under this plan at a weighted average price of $10.25 totaling $19.9 million, and approximately $18.1 million may be used to purchase additional shares under this program. As of December 31, 2005, the Company has repurchased a total of 5,093,963 shares at a weighted average price of $7.84.
Equity Compensation Plans
The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.
1996 Stock Option Plan
The Company maintains the 1996 Stock Option Plan whereby employees of the Company and others are eligible to be granted non-qualified stock options. Of the 4.2 million common shares reserved for issuance under this plan, 0.9 million and 1.4 million were authorized but unissued at December 31, 2005 and 2004. Under this plan, 0.1 million shares remain available for grant.
2004 Long-Term Incentive Plan
During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 1.7 million shares of common stock in the aggregate. Additionally, the number of shares that are subject to non-option awards under the LTI Plan shall not exceed 1.7 million shares of common stock in the aggregate. There are 3.4 million common shares reserved for issuance under the LTI Plan, of which approximately 2.6 million and 3.4 million were authorized but unissued at December 31, 2005 and 2004. Under this LTI Plan, 1.8 million shares remain available for grant.
For the above plans, the Compensation and Human Resources Committee of the Board of Directors determines the time or times at which the grants will be awarded, selects the officers or others and determines the number of shares covered by each grant, as well as, the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms and conditions. The Board of Directors has delegated authority to the Company’s Chief Executive Officer to grant up to approximately 0.5 million of awards to non-officer employees per calendar year.
Amended and Restated Independent Director Stock Compensation Plan
During 2004, the Company’s shareholders approved an Amended and Restated Independent Director Stock Compensation Plan (the Director Stock Compensation Plan), pursuant to which 2.0 million shares of common stock are reserved for issuance to non-employee directors. The Director Stock Compensation Plan provides for Initial Awards, consisting of restricted shares of the Company’s common stock granted to an Independent Director when he or she joins the Board; Annual Awards, consisting of up to an aggregate of 4,500 restricted shares of the Company’s common stock granted to all Independent Directors on an annual basis; and Elective Awards, consisting of an award of restricted shares of the Company’s common stock equal to a percentage of the Independent Director’s board compensation, which are paid in June and December of each year. Under the Director Stock Compensation Plan, subject to certain exceptions and the satisfaction of certain conditions, at least 30% for 2004 was paid and 50% for 2005 and 2006 of each Independent Director’s annual board compensation (but not committee compensation) will be paid in the form of restricted shares of the Company’s common stock. At December 31, 2005, 1.9 million shares were authorized but unissued and available for grant.
Stock Options
The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to three years after the date of the grant. Information regarding these option plans for 2005, 2004 and 2003 is as follows:

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	3,668,674	$4.20	3,399,522	$3.11	6,911,017	$4.46
Granted	740,064	8.78	1,044,000	8.08	234,281	3.72
Exercised	(1,862,766)	2.50	(454,078)	1.69	(2,697,833)	4.56
Cancelled	(296,596)	10.06	(320,800)	8.82	(1,047,913)	8.39

Outstanding at December 31	2,249,376	$6.34	3,668,674	$4.20	3,399,552	$3.11

Exercisable at December 31	829,608	$3.09	1,353,029	$3.60	735,490	$8.21
     The following table summarizes information about the fixed price stock options outstanding at December 31, 2005:

		Weighted		Exercisable
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Outstanding at	Weighted
Range of	December 31,	Contractual	Average	December 31,	Average
Exercise Prices	2005	Life	Exercise Price	2005	Exercise Price

$0.42 — $1.72	613,098	1.8 years	$1.44	610,087	$1.44
$1.73 — $7.65	88,172	2.7 years	3.86	15,146	3.09
$7.66 — $8.13	701,250	3.1 years	7.81	183,750	7.81
$8.14 — $9.63	675,489	4.1 years	8.63	—	—
$9.64 — $12.31	171,367	3.5 years	10.15	20,625	9.64

	2,249,376		$6.34	829,608	$3.09
The per-share weighted average fair value of stock options granted in 2005, 2004 and 2003 was $5.01, $4.63 and $2.59. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.86%	3.36%	2.47%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	.84	.85	.85
Expected life of the options (years)	3.24	3.24	3.20
During 2005, the Company granted 859,922 restricted stock awards and 342,850 restricted stock units with a weighted average grant date fair market value of $9.03 per award and $9.95 per unit.
Employee Stock Purchase Plan
During 1999, the Company’s shareholders approved the 1999 Brightpoint, Inc. Employee Stock Purchase Plan (ESPP). The ESPP was designed to comply with Section 423 of the Internal Revenue Code for employees living in the United States and eligible employees may authorize payroll deductions of up to 10% of their monthly salary to purchase shares of the Company’s common stock at 85% of the lower of the fair market value as of the beginning or ending of each month. During 2005, the Company terminated the ESPP.
The Company accounted for the ESPP and the 15% discount offered to employees who purchase shares through the Plan under APB 25. The ESPP met the four characteristics of a non-compensatory plan under paragraph 7 of APB 25. Accordingly, no compensation expense was recorded for the 15% discount under APB 25.
Preferred Share Purchase Rights
The Company has a Shareholders’ Rights Agreement, as amended, commonly known as a “poison pill,” which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company’s capital stock

Brightpoint, Inc.
Notes to Consolidated Financial Statements
(an “Acquiring Event”), other shareholders of the Company shall have the right to purchase shares of the Company’s (or in some cases, the acquirer’s) common stock at 50% of its then market value. Pursuant to the Rights Agreement, a dividend of Preferred Share Purchase Rights was paid to holders of record of common stock on the record date as of the close of business on February 20, 1997. Each of these Rights entitles the registered holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $.01 per share. Holders of the Company’s common stock will, upon the occurrence of an Acquiring Event, be entitled to purchase these Preferred Shares from the Company at a price of $135 per one one-thousandth of a Preferred Share, subject to adjustment in certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent. Preferred Shares will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1.00 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each Preferred Share will have 1,000 votes, voting together with the Common Stock.
14.	Employee Benefit Plans
The Company maintains an employee savings plan, which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After one year of service, the Company matches 50% of employee contributions, up to 6% of each employee’s salary in cash. In connection with the required match, the Company’s contributions to the Plan were approximately $0.3 million in each of 2005, 2004 and 2003.
During 2005, the Company entered into Supplemental Retirement Benefit Agreements with certain executive officers. Under the Retirement Agreements, the Company will implement a supplemental retirement benefit providing these executives with a single life annuity. The Company has accounted for these Retirement Agreements as a pension plan (the Plan) in accordance with SFAS 87, Employers’ Accounting for Pensions. The Plan is noncontributory and unfunded, and the Company does not expect to make any contributions to the Plan. The amounts recognized in the Consolidated Financial Statements are as follows (in thousands):

2005
Accrued benefit liability	$1,054
Intangible asset	626
Net periodic benefit cost	428
15.	Legal Proceedings and Contingencies
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its Consolidated Financial Statements as a whole.
A Complaint was filed on November 23, 2001 against the Company and 87 other defendants in the United States District Court for the District of Arizona, entitled Lemelson Medical, Education and Research Foundation LP v. Federal Express Corporation, et.al., Cause No. CIV01-2287-PHX-PGR. The plaintiff claims that the Company and other defendants have infringed seven patents alleged to cover bar code technology. The case seeks unspecified damages, treble damages and injunctive relief. The Court has ordered the case stayed pending the decision in a related case in which a number of bar code equipment manufacturers have sought a declaration that the patents asserted are invalid and unenforceable. That trial concluded in January 2003. In January 2004, the Court rendered its decision that the patents asserted by Lemelson were found to be invalid and unenforceable. Lemelson filed an appeal to the Court of Appeals for the Federal Circuit on June 23, 2004. On September 9, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court holding that the asserted patents are unenforceable. The plaintiff voluntarily dismissed this case in December 2005.
A Complaint was filed on January 4, 2005 against the Company in the Circuit Court for Baltimore County, Maryland, Case No. 03-C-05-000067 CN, entitled Iridium Satellite, LLC, Plaintiff v. Brightpoint, Inc., Defendant. The matter was removed to the United States District Court, District of Maryland, Baltimore Division. In the Complaint, the Plaintiff alleges claims of trover and conversion, fraudulent misrepresentation and breach of contract. All claims relate to the ownership and disposition of 1,500 Series 9500 satellite telephones. In the fourth quarter of 2005, a preliminary settlement was reached pursuant to which the lawsuit was dismissed without prejudice subject to reinstatement by a party only in the event a settlement is not consummated.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The Company’s subsidiary in Sweden, Brightpoint Sweden Ab, (BP Sweden) has received an assessment from the Swedish Tax Agency (STA) regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company’s liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.4 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.
16.	Related Party Transactions
The Company utilizes the services of a third-party staffing agency for its temporary labor needs. This third-party staffing agency is owned in part by the brother-in-law of the Company’s Chief Financial Officer, Anthony W. Boor. The Company paid approximately $6.6 million and $2.4 million to this staffing agency during 2005 and 2004. The Company made no payments to this staffing agency during 2003. The Company believes that such payments were made on terms and conditions that were no less than favorable than generally available in the market. During February 2006, this staffing agency was sold by its former owners to an unrelated third-party.
17.	Quarterly Results of Operations (Unaudited)
The quarterly results of operations are as follows (in thousands, except per share data):

2005	First	Second	Third	Fourth

Revenue	$465,074	$499,494	$544,975	$630,634
Gross profit	27,205	29,514	31,678	43,615
Income from continuing operations	5,141	6,672	8,273	11,832
Net income (loss)	2,873	4,899	(6,182)	8,850
Earnings (loss) per share-basic:
Income from continuing operations	$0.13	$0.17	$0.21	$0.29
Net income (loss)	$0.07	$0.12	$(0.15)	$0.22
Earnings (loss) per share-diluted:
Income from continuing operations	$0.12	$0.16	$0.20	$0.28
Net income (loss)	$0.07	$0.12	$(0.15)	$0.21

2004	First	Second	Third	Fourth

Revenue	$421,420	$444,850	$432,059	$474,095
Gross profit	21,504	23,791	25,867	33,602
Income from continuing operations	3,141	4,801	5,622	10,262
Net income (loss)	(2,221)	3,964	4,547	7,480
Earnings (loss) per share-basic:
Income from continuing operations	$0.07	$0.11	$0.14	$0.25
Net income (loss)	$(0.05)	$0.09	$0.11	$0.18
Earnings (loss) per share-diluted:
Income from continuing operations	$0.07	$0.11	$0.13	$0.25
Net income (loss)	$(0.05)	$0.09	$0.11	$0.18
Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The information presented above reflects:
•	the effects of the 3 for 2 common stock splits on December 30, 2005, September 15, 2005, October 15, 2003, and August 15, 2003;

•	and the effects of divestitures and the related change in classification of discontinued operations as more fully described in Note 6 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Brightpoint, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Brightpoint, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2005 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 21, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 21, 2006

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period other than the divestiture of its operations in France during December 2005. Management believes this divestiture alleviates the material weakness previously reported in management’s report on internal control over financial reporting as of December 31, 2004.
Management’s Report on Internal Control Over Financial Reporting
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
The management of Brightpoint, Inc. is responsible for the preparation and integrity of the Company’s Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in this Annual Report on Form 10-K. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with U.S. generally accepted accounting principles. A staff of internal auditors regularly monitors, on a worldwide basis, the adequacy and effectiveness of internal accounting controls. The Vice-President of Internal Audit reports directly to the audit committee of the board of directors.
Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005.

Audit Committee Oversight
The Board of Directors has appointed an Audit Committee whose current three members are not employees of the Company. The Board of Directors has also adopted a written charter that establishes the roles and responsibilities of the Audit Committee. Pursuant to its charter, the Audit Committee meets with certain members of management, internal audit and the independent auditors to review the results of their work and satisfy itself that its responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have discussions with the Audit Committee regarding appropriate matters, with and without management present.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to our employees, including our Directors and Executive Officers. Copies of our Code of Business Conduct are available on our website (www.brightpoint.com) and are also available without charge upon written request directed to Investor Relations, Brightpoint, Inc., 501 Airtech Parkway, Plainfield, Indiana 46168. If we make changes to our Code of Business Conduct in any material respect or waive any provision of the Code of Business Conduct for any of our Directors or Executive Officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our corporate website, www.brightpoint.com, or by other appropriate means as required by applicable rules of the United States Securities and Exchange Commission.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Item 12. Security Ownership of certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The consolidated financial statements of Brightpoint, Inc. are filed as part of this report under Item 8.
(a) (2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit
Number	Description
2.1	Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd and Chinatron Group Holdings Limited Dated October 2, 2001(12)

2.1.1	Amendment dated January 18, 2002 to Sale and Purchase Agreement between Brightpoint International (Asia Pacific) PTE Ltd. and Chinatron Group Holding Limited dated October 2, 2001(12)

2.2	Shareholders agreement between Brightpoint India Private Limited, Brightpoint Holdings B.V., and Persequor Limited dated November 1, 2003(19)

2.3	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(19)

2.4	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(21)

2.5	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(40)

3.1	Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(26)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(26)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee(2)

10.1	Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement (the “Agreement”) by and between Brightpoint, Inc. (the “Company”) and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement (the “Agreement”) by and between Brightpoint, Inc. (the “Company”) and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(24)

10.2	1994 Stock Option Plan, as amended(7)*

10.3	1996 Stock Option Plan, as amended(9)*

10.4	Employee Stock Purchase Plan(5)

10.5	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(11)

10.6	Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(11)

10.7	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(15)

10.8	2004 Long-Term Incentive Plan(22)*

10.8.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(20)*

10.8.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(20)*

10.8.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(20)*

Exhibit
Number	Description
10.8.4	Form of Executive Option Agreement with Forfeiture Provision(31)*

10.8.5	Form of Executive Restricted Stock Unit Agreement with Forfeiture Provision(31)*

10.9	Amended and Restated Independent Director Stock Compensation Plan(23)*

10.9.1	Summary Sheet of 2005 Director and Executive Officer Compensation(32)*

10.10	Form of Indemnification Agreement between the Company and Officers(20)

10.10.1	Indemnification Agreement between Brightpoint and Mr. Frank Terence dated July 29, 2003(18)

10.10.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(19)

10.11	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.11.1	Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(8)*

10.11.2	Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(15)*

10.11.3	Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(19)*

10.11.4	Amendment dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(33)*

10.12	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.12.1	Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(8)*

10.12.2	Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (15)*

10.12.3	Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (19)*

10.12.4	Amendment dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(33)*

10.13	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.13.1	Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(8)*

10.13.2	Amendment dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.13.3	Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(15)*

10.13.4	Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(19)*

10.13.5	Amendment dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(33)*

10.14	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.15	Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000(8)

10.16	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(28)

10.17	Lease Agreement between the Company and Perpetual Trustee Company Limited, dated November 10, 2004(30)

10.18	Distributor Agreement dated October 29, 2001 between Nokia Inc. and Brightpoint North America, L.P.(11)**

10.18.1	Amendment dated December 19, 2002 to distribution agreement dated October 29, 2001 between Brightpoint North America, L.P. and Nokia Inc.(15)**

10.18.2	Amendment No. 2 dated December 31, 2003 to Distributor Agreement between Brightpoint North America, L.P. and Nokia, Inc.(19) **

10.18.3	Amendment No. 3 dated January 16, 2006 to Distributor Agreement between Brightpoint North America, L.P. and Nokia Inc.(40)**

10.19	Credit Agreement dated as of October 31, 2001 (as amended) among Brightpoint North America, L.P., Wireless Fulfillment Services LLC, the other credit parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation(10)**

10.19.1	Amendment No. 2 dated September 27, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(13)

10.19.2	Amendment No. 3 dated December 13, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(14)

10.19.3	Amendment No. 4 dated December 13, 2002 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(16)

Exhibit
Number	Description
10.19.4	Amendment No. 5 dated July 7, 2003 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(17)

10.19.5	Amendment No. 6 dated November 3, 2003 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(19)

10.19.6	Amended and Restated Credit Agreement dated as of March 18, 2004 among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(25)**

10.19.7	Amendment dated September 20, 2004 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(27)

10.19.7	Amendment No. 2 and Limited waiver to Amended and Restated Credit Agreement dated September 14, 2005 between Brightpoint North America L.P., Wireless Fulfillment Services LLC and the other lenders and the other Credit Parties Signatory to the Amended and Restated Credit Agreement(35)

10.20	Credit Agreement dated December 24, 2002 between Brightpoint Australia Pty Limited, Advanced Portable Technologies Limited and GE Capital Finance Pty Limited(15)

10.20.1	Amendment dated December 23, 2005 to Credit Agreement between Brightpoint Australia Pty Limited, Advanced Portable Technologies Limited and GE Capital Finance Pty Limited(40)

10.21	Credit Agreement dated as of November 28, 2003 between Brightpoint New Zealand Limited and GE Capital (NZ) Limited(19)

10.22	Management Services Agreement between the Company and Persequor Limited, dated as of October 3, 2004(29)

10.23	Agreement for Supplemental Executive Retirement Benefit dated as of April 7, 2005 by and between Robert J. Laikin and Brightpoint, Inc.(33)*

10.23.1	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 19, 2006 by and between Robert J. Laikin and Brightpoint, Inc.(38)*

10.24	Agreement for Supplemental Executive Retirement Benefit dated as of April 7, 2005 by and between J. Mark Howell and Brightpoint, Inc.(33)*

10.24.1	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 19, 2006 by and between J. Mark Howell and Brightpoint, Inc.(38)*

10.25	Agreement for Supplemental Executive Retirement Benefit dated as of April 7, 2005 by and between Steven E. Fivel and Brightpoint, Inc.(33)*

10.25.1	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 19, 2006 by and between Steven E. Fivel and Brightpoint, Inc.(38)*

10.26	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin(33)*

10.27	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell(33)*

10.28	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel(33)*

10.29	Separation Agreement and General Release dated as of June 30, 2005 by and between Brightpoint, Inc. and Frank Terence(34)*

10.30	Employment Term Sheet between Brightpoint, Inc. and Vincent Donargo dated as of August 25, 2005(36)*

10.31	Employment Agreement between Brightpoint, Inc. and Anthony W. Boor dated October 17, 2005(37)*

10.32	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006(39)

21	Subsidiaries(40)

23	Consent of Independent Registered Public Accounting Firm(40)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(40)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(40)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002(40)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(40)

99.1	Cautionary Statements(40)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference to the applicable exhibit filed with the Company’s Registration Statement on Form S-8 (333-87863) dated September 27, 1999.

(8)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.

(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 26, 2002 for the event dated November 1, 2001.

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 2, 2002 for the event dated September 27, 2002.

(14)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed December 16, 2002 for the event dated December 13, 2002.

(15)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(21)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(22)	Incorporated by reference to Appendix D to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(23)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed March 25, 2004 for the event dated March 18, 2004

(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report of Form 8-K filed June 3, 2004 for the event dated June 3, 2004

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2004 for the event dated September 20, 2004

(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 6, 2004 for the event dated October 3, 2004

(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(31)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005

(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(33)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005

(34)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on June 30, 2005

(35)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on September 16, 2005

(36)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

(37)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on October 18, 2005

(38)	Incorporated by reference to the applicable exhibit filed with the Company’s Report on Form 8-K filed on January 20, 2006

(39)	Incorporated by reference to the applicable exhibit filed with the Company’s Report on Form 8-K filed on February 15, 2006

(40)	Filed herewith

*	Denotes management compensation plan or arrangement.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

***	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.
	By:	/s/ Robert J. Laikin
Robert J. Laikin
Date: March 1, 2006		Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Laikin	Chairman of the Board	March 1, 2006
Robert J. Laikin	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony W. Boor	Executive Vice President, Chief Financial	March 1, 2006
Anthony W. Boor	Officer and Treasurer (Principal Financial Officer)

/s/ Vincent Donargo	Vice President, Corporate	March 1, 2006
Vincent Donargo	Controller, Chief Accounting Officer (Principal Accounting Officer)

/s/ Eliza Hermann	Director	March 1, 2006
Eliza Hermann

/s/ V. William Hunt	Director	March 1, 2006
V. William Hunt

/s/ Marisa E. Pratt	Director	March 1, 2006
Marisa E. Pratt

/s/ Richard W. Roedel	Director	March 1, 2006
Richard W. Roedel

/s/ Stephen H. Simon	Director	March 1, 2006
Stephen H. Simon

/s/ Jerre L. Stead	Director	March 1, 2006
Jerre L. Stead

/s/ Robert F. Wagner	Director	March 1, 2006
Robert F. Wagner

/s/ K.P. WILSKA	Director	March 1, 2006
K.P. Wilska

BRIGHTPOINT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(Amounts in thousands)
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,215	$3,280	$—	$(5,874)	$3,621
Inventory valuation reserve	5,198	4,272	—	(4,612)	4,858

Total	$11,413	$7,552	$—	$(10,486)	$8,479

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,683	$4,420	$—	$(5,888)	$6,215
Inventory valuation reserve	5,043	5,205	—	(5,050)	5,198

Total	$12,726	$9,625	$—	$(10,938)	$11,413

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$13,948	$3,861	$—	$(10,126)	$7,683
Inventory valuation reserve	3,962	4,663	—	(3,582)	5,043

Total	$17,910	$8,524	$—	$(13,708)	$12,726

Note: Amounts in table includes continuing and discontinued operations.