Form 10-Q
period 2006-03-31
BRIGHTPOINT INC
filed 2006-05-09
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566

State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

501 Airtech Parkway, Plainfield, Indiana	46168

(Address of principal executive offices)	(Zip Code)
(317) 707-2355
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐                          Accelerated filer ☑                          Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 5, 2006: 41,899,058

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
Stock Purchase Agreement
Termination Agreement
Employment Agreement
Restricted Stock Award Agreement
Termination Agreement
Termination Agreement
Summary Term Sheet
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer
Cautionary Statements

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenue
Distribution revenue	$483,472	$401,388
Logistic services revenue	81,083	63,686

Total revenue	564,555	465,074

Cost of revenue
Cost of distribution revenue	463,900	385,029
Cost of logistic services revenue	64,343	52,840

Total cost of revenue	528,243	437,869

Gross profit	36,312	27,205

Selling, general and administrative expenses	23,752	18,207
Facility consolidation charge (benefit)	(9)	1,203

Operating income from continuing operations	12,569	7,795

Interest, net	77	81
Other (income) expenses	(10)	144

Income from continuing operations before income taxes	12,502	7,570

Income tax expense	3,501	2,429

Income from continuing operations	9,001	5,141

Discontinued operations, net of income taxes:
Loss from discontinued operations	(139)	(2,605)
Gain on disposal of discontinued operations	6	337

Total discontinued operations, net of income taxes	(133)	(2,268)

Net income	$8,868	$2,873

Earnings per share — basic:
Income from continuing operations	$0.22	$0.13
Discontinued operations, net of income taxes	—	(0.06)

Net income	$0.22	$0.07

Earnings per share — diluted:
Income from continuing operations	$0.21	$0.12
Discontinued operations, net of income taxes	—	(0.05)

Net income	$0.21	$0.07

Weighted average common shares outstanding:
Basic	40,673	39,842

Diluted	42,258	41,339

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,966	$106,053
Pledged cash	196	168
Accounts receivable (less allowance for doubtful accounts of $3,630 in 2006 and $3,621 in 2005)	150,937	168,004
Inventories	120,321	124,864
Contract financing receivable	32,505	28,749
Other current assets	26,533	22,623

Total current assets	396,458	450,461

Property and equipment, net	30,222	27,989
Goodwill and other intangibles, net	7,177	6,707
Other assets	2,805	2,667

Total assets	$436,662	$487,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,431	$232,258
Accrued expenses	56,320	64,494
Unfunded portion of contract financing receivable	24,935	32,373

Total current liabilities	277,686	329,125

Total long-term liabilities	10,015	9,657

Total liabilities	287,701	338,782

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 47,382 issued in 2006 and 46,563 issued in 2005	474	466
Additional paid-in capital	255,782	258,536
Treasury stock, at cost, 5,723 shares in 2006 and 5,094 shares in 2005	(57,810)	(39,928)
Unearned compensation	—	(12,125)
Retained deficit	(44,660)	(53,528)
Accumulated other comprehensive income (loss)	(4,825)	(4,379)

Total shareholders’ equity	148,961	149,042

Total liabilities and shareholders’ equity	$436,662	$487,824

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Operating activities
Net income	$8,868	$2,873
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,011	2,689
Discontinued operations	133	2,268
Net operating cash flows used in discontinued operations	—	(7,740)
Pledged cash requirements	(10)	1,044
Non-cash compensation	1,431	—
Facility consolidation charge (benefit)	(9)	1,203
Change in deferred taxes	467	(495)
Income tax benefits from exercise of stock options	—	208
Other non-cash	324	—
Excess income tax benefits from stock based compensation	(4,524)	—

	9,691	2,050

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	15,767	15,414
Inventories	4,023	12,762
Other operating assets	(4,980)	(2,937)
Accounts payable and accrued expenses	(38,202)	(19,576)

Net cash provided (used) by operating activities	(13,701)	7,713

Investing activities
Capital expenditures	(4,744)	(1,991)
Acquisitions, net of cash acquired	(560)	(284)
Net investing cash flow from discontinued operations	—	(190)
Net cash used in contract financing arrangements	(11,039)	(1,754)
Increase in other assets	(67)	(55)

Net cash used by investing activities	(16,410)	(4,274)

Financing activities
Net proceeds from credit facilities	—	165
Purchase of treasury stock	(17,882)	(4,399)
Net financing cash flow from discontinued operations	—	4,502
Excess income tax benefits from stock based compensation	4,524	—
Proceeds from common stock issuances under employee stock option and purchase plans	3,424	316

Net cash provided (used) by financing activities	(9,934)	584

Effect of exchange rate changes on cash and cash equivalents	(42)	(4,945)

Net decrease in cash and cash equivalents	(40,087)	(922)
Cash and cash equivalents at beginning of period	106,053	72,120

Cash and cash equivalents at end of period	$65,966	$71,198

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
General
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect the wireless device industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
Certain reclassifications have been made to prior year amounts to conform to current year presentation (see Note 3).
Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period, and diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Per share amounts for all periods presented in this report have been adjusted to reflect the 3 for 2 common stock splits effected on September 30, 2005 and December 30, 2005. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005

Income from continuing operations	$9,001	$5,141
Discontinued operations, net of income taxes	(133)	(2,268)

Net income	$8,868	$2,873

Earnings per share — basic:
Income from continuing operations	$0.22	$0.13
Discontinued operations, net of income taxes	—	(0.06)

Net income	$0.22	$0.07

Earnings per share — diluted:
Income from continuing operations	$0.21	$0.12
Discontinued operations, net of income taxes	—	(0.05)

Net income	$0.21	$0.07

Weighted average shares outstanding for basic earnings per share	40,673	39,842
Net effect of dilutive stock options, restricted stock units and restricted stock–based on the treasury stock method using average market price	1,585	1,497

Weighted average shares outstanding for diluted earnings per share	42,258	41,339

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Stock Based Compensation
On January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, the Company used the intrinsic value method provisions of Accounting Principles Board (ABP) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. Under the modified prospective transition method, compensation cost recognized for stock based compensation beginning January 1, 2006 includes (a) compensation cost for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the three months ended March 31, 2006 are $0.5 million and $0.4 million lower than if it had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the three months ended March 31, 2006 was $1.0 million (net of related tax effects), compared to $0.6 million that would have been included in the determination of net income had the Company continued to account for stock based compensation under ABP 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.23 and $0.22 if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.22 and $0.21. In addition, SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deduction in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, the Company reported all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. As a result, the $4.5 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Furthermore, under APB 25, grants of restricted shares were recorded in additional paid-in capital (APIC) with an offsetting amount to unearned compensation (contra equity), which was amortized to expense over the vesting period. However, under SFAS 123(R), amounts should not be recognized in equity until compensation cost is recognized over the requisite service period. Therefore, the $12.1 million unearned compensation balance at December 31, 2005 was netted against APIC. The following table provides a comparison of the amounts that would have been reported if the Company had continued to account for stock based compensation under APB 25 to the amounts actually reported in the Consolidated Statement Operations and Consolidated Statement of Cash Flows under the fair value provisions of SFAS 123(R) for the three months ended March 31, 2006 (in thousands, except per share data):

	As Reported	Pro Forma
	(Fair Value)	(Intrinsic Value Method)

Income from continuing operations before income tax	$12,502	$12,997
Net Income	8,868	9,223
Net cash used by operating activities	(13,701)	(9,177)
Net cash used by financing activities	(9,934)	(14,458)
Earnings per share-basic	$0.22	$0.23
Earnings per share-diluted	$0.21	$0.22
The Company typically grants equity awards during the first quarter of the fiscal year based primarily on Company and individual performance. During the first quarter of 2006, the Company granted 231,819 restricted stock units and 146,000 shares of restricted stock with a weighted average grant date fair market value of $23.86 per restricted stock unit and $25.73 per share of restricted stock. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture vest in three equal annual installments beginning with the first anniversary of the grant. No stock options were granted during the quarter ended March 31, 2006.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income as reported	$2,873
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(732)

Pro forma net income	$2,141

Earnings per share — basic:
Net income as reported	$0.07
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.02)

Pro forma net income	$0.05

Earnings per share — diluted:
Net income as reported	$0.07
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.02)

Pro forma net income	$0.05

Recently Issued Accounting Pronouncements
In September 2005, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. Beginning April 1, 2006, EITF 04-13 requires arrangements whereby purchase and sales transactions with the same counterparty that are entered into in contemplation of one another to be combined (net basis). The Company has had such arrangements whereby it purchases wireless devices or prepaid airtime from certain counterparties and sells similar items to the same counterparties. These arrangements are accounted for on a net basis within logistic services. Therefore, the effect of adopting EITF 04-13 will have no impact on the Company’s results of operations.
Other Comprehensive Income
Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three months ended March 31, 2006, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income	$8,868	$2,873
Foreign currency translation losses	(446)	(1,824)

Comprehensive income	$8,422	$1,049

Brightpoint, Inc.
Notes to Consolidated Financial Statements
2. Acquisitions
On February 23, 2006, the Company’s wholly-owned subsidiary, Brightpoint Holdings B.V. (Brightpoint Holdings), acquired all of the outstanding shares of Persequor Limited (Persequor) effective as of January 1, 2006 for approximately $0.6 million (net of cash acquired), which included Persequor’s 15% minority interest in Brightpoint India Private Limited (Brightpoint India) valued at approximately $0.2 million. Previously, Persequor provided management services to Brightpoint Asia Limited and Brightpoint India and held a 15% minority interest in Brightpoint India. In connection with the acquisition, the management services agreements with Persequor have been terminated and Brightpoint Holdings obtained ownership of Persequor’s 15% interest in Brightpoint India. As a result of the acquisition of Persequor and the termination of the management services agreements, the sales and marketing efforts for Brightpoint Asia and Brightpoint India, which were previously outsourced to Persequor, will now be handled internally. The shareholders’ agreement among Brightpoint India, Brightpoint Holdings and Persequor dated November 1, 2003 was also terminated in connection with the acquisition by Brightpoint Holdings of Persequor. The operating results of Persequor are included in the Company’s Consolidated Statement of Operations from the effective date of the acquisition. The impact of the acquisition was not material in relation to the Company’s consolidated results of operations. Consequently, pro forma information is not presented.
3. Discontinued Operations
Details of discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenue	$—	$20,540

Loss from discontinued operations	(139)	(2,605)
Gain on disposal of discontinued operations	6	337

Total discontinued operations	$(133)	$(2,268)

The loss from discontinued operations for the three months ended March 31, 2005 relates primarily to losses incurred in Brightpoint France, which was sold during the fourth quarter of 2005. The loss from discontinued operations for the three months ended March 31, 2006 relates primarily to tax expense and payments of legal fees in connection with operations that have previously been disposed.
4. Lines of Credit
There were no outstanding balances on lines of credit at March 31, 2006 and 2005. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year; and during the three months ended March 31, 2006, the largest outstanding borrowings on a given day were approximately $35.7 million with an average outstanding balance of approximately $21.9 million.
At March 31, 2006, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The table below summarizes lines of credit that were available to the Company as of March 31, 2006 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$22,500	$40,500
Australia	35,820	34,619	—	10,495	24,124
New Zealand	7,388	6,247	—	18	6,229
Sweden	1,924	1,924	—	—	1,924
Slovakia	1,940	1,940	—	—	1,940
Philippines	1,959	1,959	—	—	1,959

Total	$119,031	$109,689	$—	$33,013	$76,676

5. Guarantees
In 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of March 31, 2006, the Company has issued $33.0 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $33.0 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company will provide warranty repair services on devices it distributes for this supplier. The warranty period for these devices is generally 15 months, and the Company is liable for providing warranty repair services unless failure rates exceed certain thresholds. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. A summary of the changes in the product warranty activity is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

January 1	$2,117	$369
Provision for product warranties	1,775	560
Settlements during the period	(868)	(63)

March 31	$3,024	$866

Brightpoint, Inc.
Notes to Consolidated Financial Statements
6. Operating Segments
The Company’s operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessories, prepaid cards and fees from the provision of logistic services.
Company has previously discontinued several operating entities, which materially affected certain operating segments. The operating results for all periods presented below have been reclassified to reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company’s operations by segment is presented below (in thousands) for the three months ended March 31, 2006 and 2005:

	Product
	Distribution	Logistic		Operating
	Revenue	Services	Total	Income
	from	Revenue from	Revenue from	from
	External	External	External	Continuing
	Customers	Customers	Customers	Operations(1)

Three Months Ended March 31, 2006:
Americas	$148,657	$53,067	$201,724	$9,830
Asia-Pacific	259,947	7,317	267,264	2,344
Europe	74,868	20,699	95,567	395

	$483,472	$81,083	$564,555	$12,569

Three Months Ended March 31, 2005:
Americas	$99,074	$33,953	$133,027	$5,535
Asia-Pacific	245,615	7,304	252,919	1,135
Europe	56,699	22,429	79,128	1,125

	$401,388	$63,686	$465,074	$7,795

(1)	Certain corporate expenses are allocated to the segments based on total revenue.
Additional segment information is as follows (in thousands):

	March 31,	December 31,
	2006	2005

Total segment assets:
Americas(1)	$190,982	$211,608
Asia-Pacific	147,736	172,414
Europe	97,944	103,802

	$436,662	$487,824

(1)	Includes corporate assets.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
7. Contingencies
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies and estimates, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K, for the year ended December 31, 2005, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2005.
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and the provision of customized logistic services to the wireless industry including wireless network operators (also referred to as mobile operators) and Mobile Virtual Network Operators (MVNOs). Brightpoint has operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, the Slovak Republic, Sweden, United Arab Emirates and the United States. We provide logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We provide distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
On February 23, 2006, our subsidiary, Brightpoint Holdings B.V., acquired all of the outstanding shares of Persequor Limited (Persequor) effective as of January 1, 2006 for approximately $0.6 million (net of cash acquired). Previously, Persequor provided management services to Brightpoint India Limited (Brightpoint India) and Brightpoint Asia Limited and held a 15% minority interest in Brightpoint India. In connection with the acquisition, the management services agreements with Persequor have been terminated and Brightpoint Holdings obtained ownership of Persequor’s 15% interest in Brightpoint India. As a result of the acquisition of Persequor and the termination of the management services agreements, the sales and marketing efforts for Brightpoint Asia and Brightpoint India, which were previously outsourced to Persequor, will now be handled internally. The shareholders’ agreement among Brightpoint India, Brightpoint Holdings and Persequor dated November 1, 2003 was also terminated in connection with the acquisition by Brightpoint Holdings of Persequor.

RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Three Months Ended
	March 31,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$201,724	36%	$133,027	29%	52%
Asia-Pacific	267,264	47%	252,919	54%	6%
Europe	95,567	17%	79,128	17%	21%

Total	$564,555	100%	$465,074	100%	21%

REVENUE BY SERVICE LINE:
Distribution	$483,472	86%	$401,388	86%	20%
Logistic services	81,083	14%	63,686	14%	27%

Total	$564,555	100%	$465,074	100%	21%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	10,218	82%	5,614	74%	82%
Asia-Pacific	1,998	16%	1,756	23%	14%
Europe	311	2%	220	3%	41%

Total	12,527	100%	7,590	100%	65%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	2,923	23%	2,565	34%	14%
Logistic services	9,604	77%	5,025	66%	91%

Total	12,527	100%	7,590	100%	65%

Revenue for the three months ended March 31, 2006 was $564.6 million, which represents growth of 21% compared to the same period in the prior year. Growth in revenue was driven primarily by 65% growth in the number of wireless devices handled during the first quarter of 2006 compared to the first quarter of 2005.
Revenue and wireless devices handled by division:

	Three Months Ended
Americas	March 31,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
REVENUE:
Distribution	$148,657	74%	$99,074	74%	50%
Logistic services	53,067	26%	33,953	26%	56%

Total	$201,724	100%	$133,027	100%	52%

WIRELESS DEVICES HANDLED:
Distribution	952	9%	712	13%	34%
Logistic services	9,266	91%	4,902	87%	89%

Total	10,218	100%	5,614	100%	82%

Revenue in our Americas division increased 52% to $201.7 million for the three months ended March 31, 2006 compared to $133.0 million for the same period in the prior year. Growth in revenue in our Americas division was driven primarily by an 82% increase in wireless devices handled. Product distribution revenue increased 50% in our Americas division to $148.7 million due to a 34% increase in wireless devices sold through distribution and a 13% increase in average selling price. The number of wireless devices sold through our Americas distribution business increased as a result of market growth and our continued efforts to diversify and grow our base of handset suppliers. The increase in average selling price was due to strong demand for certain higher priced products.

Logistic services revenue in our Americas division increased 56% to $53.1 million for the three months ended March 31, 2006 compared to $34.0 million for the same period in the prior year due primarily to 89% growth in wireless devices handled through logistic services. The increase in wireless devices handled through logistic services was due primarily to market growth experienced by our current logistic services customers. New logistic services customers also contributed to the increase in wireless devices handled through logistic services. Growth in logistic services revenue in our Americas division was also due to a significant increase in revenue generated from prepaid card distribution and fulfillment, for which units are not included in the total number of wireless devices handled through logistic services. Handset units handled through logistic services grew at a faster pace than logistic services revenue in our Americas division due to a decrease in the average fulfillment fee per unit. Average fulfillment fee per unit decreased as a result of tiered pricing structures based on volume and a shift in the nature of services provided. The tiered pricing structures are primarily driven by volume commitments as well as anticipated volume increases from certain network operators. While the tiered pricing structures impacted our average fulfillment fee per unit, the additional volume favorably impacted our profit through operating leverage. Our logistic services revenue is derived from a mix of services with different fee structures from full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and individual handset fulfillment services. While fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service.

	Three Months Ended
Asia-Pacific	March 31,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
REVENUE:
Distribution	$259,947	97%	$245,615	97%	6%
Logistic services	7,317	3%	7,304	3%	0%

Total	$267,264	100%	$252,919	100%	6%

WIRELESS DEVICES HANDLED:
Distribution	1,741	87%	1,688	96%	3%
Logistic services	257	13%	68	4%	278%

Total	1,998	100%	1,756	100%	14%

Revenue in our Asia-Pacific division increased 6% to $267.3 million for the three months ended March 31, 2006 compared to $252.9 million for the same period in the prior year. Growth in revenue in our Asia-Pacific division was due primarily to a 14% increase in wireless devices handled. Product distribution revenue increased 6% due to a 3% increase in wireless devices sold and a 3% increase in average selling price on a constant currency basis. In addition, an increase in non-handset based distribution revenue (primarily accessories) contributed to a 1% increase in distribution revenue in our Asia-Pacific division. The increase in the number of devices sold through distribution was driven by growth in units sold in the India market, partially offset by decreases in the number of wireless devices sold through our Australia distribution business and our Brightpoint Asia Limited distribution business. The increase in devices sold through distribution in India was the result of demand for and availability of Nokia CDMA devices. The decrease in distribution devices sold in Australia was due to a change in terms with a significant customer in that market to a fee-based fulfillment arrangement from a distribution arrangement. The decrease in devices sold through our Brightpoint Asia Limited distribution business was primarily due to purchasing decisions focused on buying products that sell at higher margins.
Logistic services revenue was relatively unchanged at $7.3 million for the three months ended March 31, 2006 despite a 278% increase in wireless devices handled through logistic services. The increase in wireless devices handled through logistic services was due to a shift to a fee-based fulfillment arrangement from a distribution arrangement with a certain customer in Australia as discussed above. Logistic services revenue in our Asia-Pacific division also benefited from an increase in repair services in India. The increases in logistic services revenue in Australia and India were offset by decreases in non-handset based fulfillment revenue primarily related to declines in prepaid recharge card revenue in the Philippines market resulting from management’s decision to reduce volumes of low margin product sold in that market.

	Three Months Ended
Europe	March 31,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
REVENUE:
Distribution	$74,868	78%	$56,699	72%	32%
Logistic services	20,699	22%	22,429	28%	(8)%

Total	$95,567	100%	$79,128	100%	21%

WIRELESS DEVICES HANDLED:
Distribution	230	74%	165	75%	39%
Logistic services	81	26%	55	25%	47%

Total	311	100%	220	100%	41%

Revenue in our Europe division increased 21% to $95.6 million for the three months ended March 31, 2006 compared to $79.1 million for the same period in the prior year. Growth in revenue was due primarily to 41% increase in wireless devices handled. Product distribution revenue increased 32% primarily due to a 39% increase in wireless devices sold. Growth in handset based distribution revenue in our Europe division was partially offset by a decrease in non-handset based distribution revenue (primarily accessories). The increase in the number of devices sold through distribution in our Europe division was due to increased demand for and availability of High Tech Computer Corp.’s (HTC) Qtek branded smart phones as well as overall growth in the markets in which we operate.
Logistic services revenue decreased 8% to $20.7 million for the three months ended March 31, 2006 compared to $22.4 for the same period in the prior year. The decrease in logistic services revenue was due primarily to a shift in mix to fee based prepaid recharge card fulfillment revenue (net basis) from prepaid recharge card distribution revenue (gross basis), for which revenue from both types of transactions are included in logistic services. Although wireless devices sold through logistic services increased 47%, handset fulfillment revenue represents less than 2% of logistic services revenue in our Europe division.
Gross Profit and Gross Margin

	Three Months Ended
	March 31,
		% of	% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
Distribution	$19,572	54%	$16,359	60%	20%
Logistic services	16,740	46%	10,846	40%	54%

Gross profit	$36,312	100%	$27,205	100%	33%

Distribution	4.0%	54%	4.1%	60%	(0.1)% points
Logistic services	20.6%	46%	17.0%	40%	3.6 % points

Gross margin	6.4%	100%	5.8%	100%	0.6 % points
Overall, our gross profit was up 33% for the three months ended March 31, 2006 to $36.3 million compared to $27.2 million for the same period in the prior year. This increase was primarily due to the 21% growth in revenue and efficiencies gained through operating leverage. The increase in gross margin was a result of the 3.6 percentage point increase in gross margin from our logistic services business.
Gross profit in our distribution business increased 20% to $19.6 million for the three months ended March 31, 2006, which corresponds with the 20% increase in distribution revenue. Gross margin from distribution decreased 0.1 percentage point due to a decrease in gross margin in our Europe division, partially offset by increases in gross margin in our Americas and Asia-Pacific divisions. The decrease in distribution gross margin in our Europe division was due primarily to increased competition from other distributors and pricing pressures from network operators as a result of market expansion for smart phones in the Sweden and Germany markets. The increase in distribution gross margin in our Americas division was due to increased leverage of our cost infrastructure and the sale of certain new models of handsets with higher gross margins. The increase in distribution gross margin in our Asia-Pacific division was due primarily to our focused purchasing efforts toward products that sell at higher margins in our Brightpoint Asia Limited business.

Gross profit in our logistic services business increased $5.9 million or 54% to $16.7 million for the three months ended March 31, 2006, which was primarily due to the 27% growth in logistic services revenue. The 3.6 percentage point increase in gross margin was driven by our Americas division. Our Americas division experiences higher margins from logistic services than any of our other divisions. The 56% increase in logistic services revenue in our Americas division improved our overall gross margin from logistic services.
Selling, General and Administrative (SG&A) Expenses

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
SG&A expenses	$23,752	$18,207	30%
Percentage of revenue	4.2%	3.9%	0.3	% points
SG&A expenses increased $5.5 million or 30% for the three months ended March 31, 2006 compared to the same period in the prior year. As a percent of revenue, SG&A expenses increased 0.3 percentage points for the first quarter of 2006 compared to the first quarter of 2005. The increase in SG&A expenses was due to a $2.6 million increase to support overall growth in unit volumes, a $1.4 million (pre-tax) increase in non-cash stock based compensation, a $0.7 million increase in incentive compensation, a $0.5 million increase to support our investment in Advance Wireless Services in the Americas and a $0.4 million increase related to the acquisition of Persequor.
Facility Consolidation Charge
In September 2004, our subsidiary in Australia entered into a new facility lease arrangement, which commenced in the first quarter of 2005. We vacated our previous location in Australia during the first quarter of 2005, which resulted in a pre-tax charge of $1.2 million in the first quarter of 2005.
Operating Income from Continuing Operations
Operating Income by Division:

	Three Months Ended
	March 31
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
Americas	$9,830	78%	$5,535	71%	78%
Asia-Pacific	2,344	19%	1,135	15%	107%
Europe	395	3%	1,125	14%	(65)%

Total	$12,569	100%	$7,795	100%	61%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
Americas	4.9%	4.2%	0.7 % points
Asia-Pacific	0.9%	0.4%	0.5 % points
Europe	0.4%	1.4%	(1.0)% points
Total	2.2%	1.7%	0.5 % points
Operating income from continuing operations increased 61% to $12.6 million for the three months ended March 31, 2006 from $7.8 million for the same period in the prior year. The increase in operating income was due to the 33% increase in gross profit, compared to only a 30% increase in SG&A expense. Operating income also improved due to the $1.2 million facility consolidation charge during the first quarter of 2005 that did not recur during the first quarter of 2006.
In our Americas division, operating income from continuing operations increased 78% to $9.8 million for the three months ended March 31, 2006 from $5.5 million for the same period in the prior year. As a percent of revenue, operating income increased 0.7 percentage points. The increase in operating income in our Americas division was due to a 61% increase in gross profit, compared to an increase in SG&A of 48%, which reflects increased efficiency and leverage of fixed costs at higher volumes.
Operating income from continuing operations in our Asia-Pacific division increased 107% to $2.3 million for the three months ended March 31, 2006 from $1.1 million for the same period in the prior year. As a percent of revenue, operating income increased 0.5 percentage points. The increase in operating income was due in part to the $1.2 million facility consolidation charge during the first quarter of 2005 that did not recur during the first quarter of 2006. An increase in SG&A expenses (including the allocation of certain corporate expenses) offset higher gross profit in our Brightpoint Asia Limited business that resulted from our focus on products that sell at higher margins as well as higher gross profit in India that resulted from increased repair business.
Operating income from continuing operations in our Europe division decreased 65% to $0.4 million for the three months ended March 31, 2006 from $1.1 million for the same period in the prior year. As a percent of revenue, operating income decreased 1.0 percentage points. This decrease was due primarily to higher SG&A expenses (including the allocation of certain corporate expenses) for the three months ended March 31, 2006 compared to the same period in the prior year. In addition, operating income in our Europe division was negatively impacted by a decrease in distribution margins resulting from increased competition from other distributors and pricing pressures from network operators as a result of market expansion for smart phones in the Sweden and Germany markets.
Interest
The components of interest, net are as follows:

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
Interest expense	$603	$293	106%
Interest income	(526)	(212)	148%

Interest, net	$77	$81	(5)%

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was offset by an increase in interest income from short-term investments. There were no outstanding balances on lines of credit at March 31, 2006 and December 31, 2005. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year; and during the first quarter of 2006, the largest outstanding borrowings on a given day were approximately $35.7 million with an average outstanding balance of approximately $21.9 million.
Other (Income) Expenses
The components of other (income) expenses are as follows:

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
Other (income) expenses	$(10)	$144	(107)%
Percentage of revenue	0.0%	0.0%
The decrease in other expenses for the three months ended March 31, 2006 compared to the same period in the prior year was due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway and the corresponding decrease in costs associated with the sale of these receivables.

Income Tax Expense

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
Income tax expense	$3,501	$2,429	44%
Effective tax rate	28.0%	32.1%	(4.1	)% points
Income tax expense for the three months ended March 31, 2006 was $3.5 million, resulting in an effective tax rate of 28% compared to an effective tax rate of 32.1% for the same period in the prior year. The reduction in the effective income tax rate was primarily the result of a shift in mix of income between jurisdictions and the realization of certain deferred tax assets for which a valuation allowance had previously been recorded. Our effective income tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States.
Discontinued Operations

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
Loss from discontinued operations	$(139)	$(2,605)	(95)%
Gain on disposal of discontinued operations	6	337	(98)%

Total discontinued operations	$(133)	$(2,268)	(94)%

Percentage of Revenue	0.0%	(0.5)%	(0.5)% points
Diluted loss per share	$0.0	$(0.05)	(100)%
The loss from discontinued operations for the three months ended March 31, 2005 relates primarily to losses incurred in Brightpoint France, which was sold during the fourth quarter of 2005. The loss from discontinued operations for the three months ended March 31, 2006 relates primarily to tax expense and payments of legal fees in connection with operations that have previously been disposed.
New Accounting Pronouncements
On January 1, 2006, we adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, we used the intrinsic value method provisions of Accounting Principles Board (ABP) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. Under the modified prospective transition method, compensation cost recognized for stock based compensation beginning January 1, 2006 includes (a) compensation cost for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the three months ended March 31, 2006 are $0.5 million and $0.4 million lower than if we had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the three months ended March 31, 2006 was $1.0 million (net of related tax effects), compared to $0.6 million that would have been included in the determination of net income had we continued to account for stock based compensation under ABP 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.23 and $0.22 if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.22 and $0.21. In addition, SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deduction in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, we reported all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. As a result, the $4.5 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES
Return on Invested Capital from Operations (ROIC)
We believe that it is equally important for a business to manage its balance sheet as its statement of operations. A measurement that ties the statement of operations performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity and debt. The details of this measurement are outlined below.

	Three Months Ended		Trailing Twelve Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Operating income after taxes:
Operating income from continuing operations	$12,569	$7,795	$49,127	$38,273
Plus: facility consolidation charge (benefit)	(9)	1,203	(279)	967
Less: estimated income taxes(1)	(3,517)	(2,888)	(12,357)	(11,941)

Operating income after taxes	$9,043	$6,110	$36,491	$27,299

Invested capital:
Debt	$—	$4,563	$—	$4,563
Shareholders’ equity	148,961	147,912	148,961	147,912

Invested capital	$148,961	$152,475	$148,961	$152,475

Average invested capital(2)	$149,002	$151,606	$149,211	$143,714
ROIC(3)	24%	16%	24%	19%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing twelve month period represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four (4).
Cash Conversion Cycle

	Three Months Ended
	March 31,
	2006	2005
Days sales outstanding in accounts receivable	23	20
Days inventory on-hand	22	22
Days payable outstanding	(36)	(36)

Cash conversion cycle days	9	6
A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detail calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

During the first quarter of 2006, the cash conversion cycle increased to 9 days from 6 days compared to the same period in the prior year. The change in the cash conversion cycle was due to a 3-day increase in the days sales outstanding in accounts receivable resulting primarily from our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Three Months Ended
	March 31,
	2006	2005	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(13,701)	$7,713	$(21,414)
Investing activities	(16,410)	(4,274)	(12,136)
Financing activities	(9,934)	584	(10,518)
Effect of exchange rate changes on cash and cash equivalents	(42)	(4,945)	4,903

Net decrease in cash and cash equivalents	$(40,087)	$(922)	$(39,165)

Net cash used by operating activities was $13.7 million for the first quarter of 2006 compared to $7.7 million of cash provided by operating activities for the first quarter of 2005, a change of $21.4 million primarily due to:
•	$29.0 million more cash used for working capital including $15.7 million used to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway partially offset by:
•	$7.6 million more cash provided by operating activities before changes in operating assets and liabilities for the first three months of 2006 compared to the same period in the prior year
Net cash used for investing activities was $16.4 million for the first quarter of 2006 compared to $4.3 million for the first quarter of 2005, an increase of $12.1 million primarily due to:
•	$9.3 million more cash utilized for contract financing arrangements in the first quarter of 2006 compared to the first quarter of 2005 due primarily to a program change and the timing of payments to a certain vendor in the Asia-Pacific region

•	$2.8 million more capital expenditures during the first three months of 2006 compared to the same period in the prior year due to our investments in information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities
Net cash used for financing activities was $9.9 million for the first quarter of 2006 compared to $0.6 million of cash provided by financing activities for the first quarter of 2005, a change of $4.9 million primarily due to:
•	$13.5 million more repurchases of treasury stock during the first three months of 2006 compared to the same period in the prior year

•	$4.5 million less cash provided by financing activities of discontinued operations during the first three months of 2006 compared to the same period in the prior year partially offset by:
•	$4.5 million of tax benefits from tax deductions in excess of the compensation costs recognized for stock based compensation (excess tax benefits) that are required to be classified as a financing cash flow as a result of adopting SFAS 123(R)

•	$3.1 million additional proceeds from stock option exercises during the first quarter of 2006 compared to the first quarter of 2005

Lines of Credit
The table below summarizes lines of credit that were available to the Company as of March 31, 2006:

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability
	(Amounts in 000s)
North America	$70,000	$63,000	$—	$22,500	$40,500
Australia	35,820	34,619	—	10,495	24,124
New Zealand	7,388	6,247	—	18	6,229
Sweden	1,924	1,924	—	—	1,924
Slovakia	1,940	1,940	—	—	1,940
Philippines	1,959	1,959	—	—	1,959

Total	$119,031	$109,689	$—	$33,013	$76,676

Additional details on the above lines of credit are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Liquidity Analysis
We measure liquidity as the sum of total unrestricted cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in new markets, acquisitions, or through expansion of existing services or product lines or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, material uncollectible accounts receivable, or material inventory write-downs, as examples. The table below shows our liquidity calculation.

	March 31,	December 31,
	2006	2005	% Change
	(Amounts in 000s)
Unrestricted cash	$65,966	$106,053	(38)%
Unused borrowing availability	76,676	79,494	(4)%

Liquidity	$142,642	$185,547	(23)%

Item 4. Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.
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
Item 1A. Risk Factors.
In addition to the information set forth in this report, refer to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. Those are not the only risks facing the Company, and there may be additional risks facing the Company. Although the Company currently does not consider these additional risks to be material or is unaware of additional risk factors, these additional risks may have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases of Common Stock made by the Company during the three months ended March 31, 2006:

			Total number
			of shares	Total amount
			purchased as	purchased as	Maximum dollar
			part of the	part of	value of shares
	Total number	Average	publicly	the publicly	that may yet be
	of shares	price paid	announced	announced	purchased under
Month of purchase	Purchased (1)	per share	program	program	the program

January 1 – January 31, 2006	—	—	—	—	$18,072,289
February 1 – February 28, 2006	351,610	$29.03	339,000	$9,836,477	8,235,812
March 1 – March 31, 2006	277,500	$27.67	277,500	7,678,487	557,325

Total	629,110	$28.43	616,500	$17,514,964	$557,325

(1)	Includes 12,610 shares of Common Stock repurchased by the Company to pay employee withholding taxes due upon the vesting of restricted stock units.
Item 6. Exhibits.

Exhibit
Number	Description
2.1	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006 (1)**

4.1	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended (1)

10.1	Amendment No. 3 dated January 16, 2006 to Distributor Agreement between Brightpoint North America L.P. and Nokia Inc. (2)**

10.2	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 19, 2006 by and between Robert J. Laikin and Brightpoint, Inc. (3)

10.3	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 19, 2006 by and between J. Mark Howell and Brightpoint, Inc. (3)

10.4	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 19, 2006 by and between Steven E. Fivel and Brightpoint, Inc. (3)

10.5	Lease Agreement between Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006 (4)

10.6	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie(1)*

10.7	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie(1)*

10.8	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004 (1)

10.9	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2004, as amended (1)

10.10	Summary Term Sheet or Director and Executive Officer Compensation (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Cautionary Statements (1)

(1)	Filed herewith

(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Report on Form 8-K filed on January 20, 2006

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Report on Form 8-K filed on February 15, 2006

*	Denotes management compensation plan or agreement.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Brightpoint, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

***	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc.

(Registrant)

Date: May 9, 2006	/s/ Robert J. Laikin

Robert J. Laikin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	/s/ Anthony W. Boor

Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2006	/s/ Vincent Donargo

Vincent Donargo
Vice President, Corporate Controller, Chief Accounting Officer
(Principal Accounting Officer)