Form 10-Q
period 2006-06-30
BRIGHTPOINT INC
filed 2006-08-08
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566

State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

2601 Metropolis Parkway, Suite 210, Plainfield, Indiana	46168

(Address of principal executive offices)	(Zip Code)
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
The number of shares of Common Stock outstanding as of August 2, 2006: 50,432,793

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Distribution revenue	$467,014	$431,551	$950,486	$832,939
Logistic services revenue	82,844	67,943	163,927	131,629

Total revenue	549,858	499,494	1,114,413	964,568

Cost of revenue
Cost of distribution revenue	447,342	416,758	911,242	801,787
Cost of logistic services revenue	66,772	53,222	131,115	106,062

Total cost of revenue	514,114	469,980	1,042,357	907,849

Gross profit	35,744	29,514	72,056	56,719

Selling, general and administrative expenses	24,418	20,461	48,170	38,668
Facility consolidation charge (benefit)	—	—	(9)	1,203

Operating income from continuing operations	11,326	9,053	23,895	16,848

Interest, net	120	(65)	197	16
Other (income) expenses	(52)	258	(62)	402

Income from continuing operations before income taxes	11,258	8,860	23,760	16,430

Income tax expense	3,046	2,188	6,547	4,617

Income from continuing operations	8,212	6,672	17,213	11,813

Discontinued operations, net of income taxes:
Loss from discontinued operations	(36)	(1,770)	(175)	(4,375)
Gain (loss) on disposal of discontinued operations	65	(3)	71	334

Total discontinued operations, net of income taxes	29	(1,773)	(104)	(4,041)

Net income	$8,241	$4,899	$17,109	$7,772

Earnings per share — basic:
Income from continuing operations	$0.17	$0.14	$0.35	$0.25
Discontinued operations, net of income taxes	—	(0.04)	—	(0.09)

Net income	$0.17	$0.10	$0.35	$0.16

Earnings per share — diluted:
Income from continuing operations	$0.16	$0.14	$0.34	$0.24
Discontinued operations, net of income taxes	—	(0.04)	—	(0.08)

Net income	$0.16	$0.10	$0.34	$0.16

Weighted average common shares outstanding:
Basic	49,023	47,647	48,916	47,749

Diluted	50,550	49,220	50,640	49,334

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,532	$106,053
Pledged cash	194	168
Accounts receivable (less allowance for doubtful accounts of $4,178 in 2006 and $3,621 in 2005)	158,500	168,004
Inventories	138,176	124,864
Contract financing receivable	46,025	28,749
Other current assets	25,747	22,623

Total current assets	451,174	450,461

Property and equipment, net	32,132	27,989
Goodwill and other intangibles, net	7,621	6,707
Other assets	2,700	2,667

Total assets	$493,627	$487,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,450	$232,258
Accrued expenses	56,751	64,494
Unfunded portion of contract financing receivable	51,497	32,373

Total current liabilities	316,698	329,125

Total long-term liabilities	11,806	9,657

Total liabilities	328,504	338,782

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 57,296 issued in 2006 and 55,875 issued in 2005	573	559
Additional paid-in capital	262,401	258,443
Treasury stock, at cost, 6,890 shares in 2006 and 6,113 shares in 2005	(58,288)	(39,928)
Unearned compensation	—	(12,125)
Retained deficit	(36,419)	(53,528)
Accumulated other comprehensive income (loss)	(3,144)	(4,379)

Total shareholders’ equity	165,123	149,042

Total liabilities and shareholders’ equity	$493,627	$487,824

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Operating activities
Net income	$17,109	$7,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,057	5,340
Discontinued operations	104	4,041
Net operating cash flows used in discontinued operations	—	(7,152)
Pledged cash requirements	(11)	1,084
Non-cash compensation	2,950	677
Facility consolidation charge (benefit)	(9)	1,203
Change in deferred taxes	172	(339)
Income tax benefits from exercise of stock options	—	588
Other non-cash	962	—
Excess income tax benefits from stock based compensation	(7,884)	—

	19,450	13,214

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	10,779	2,380
Inventories	(11,220)	(7,693)
Other operating assets	(4,046)	(4,984)
Accounts payable and accrued expenses	(24,737)	11,802

Net cash provided by (used in) operating activities	(9,774)	14,719

Investing activities
Capital expenditures	(9,645)	(5,754)
Acquisitions, net of cash acquired	(741)	(337)
Net investing cash flow from discontinued operations	—	(236)
Net cash provided by (used in) contract financing arrangements	2,021	(947)
Decrease (increase) in other assets	(38)	2,953

Net cash used in investing activities	(8,403)	(4,321)

Financing activities
Net proceeds from credit facilities	—	18
Purchase of treasury stock	(18,360)	(9,004)
Net financing cash flow from discontinued operations	—	5,588
Excess income tax benefits from stock based compensation	7,884	—
Proceeds from common stock issuances under employee stock option and purchase plans	5,263	781

Net cash used in financing activities	(5,213)	(2,617)

Effect of exchange rate changes on cash and cash equivalents	(131)	(4,360)

Net increase (decrease) in cash and cash equivalents	(23,521)	3,421
Cash and cash equivalents at beginning of period	106,053	72,120

Cash and cash equivalents at end of period	$82,532	$75,541

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
General
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect the wireless device industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.
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
Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period, and diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Per share amounts for all periods presented in this report have been adjusted to reflect the 6 for 5 common stock split effected in the form of a stock dividend paid on May 31, 2006 and the 3 for 2 common stock splits effected in the form of stock dividends paid on September 30, 2005 and December 30, 2005. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income from continuing operations	$8,212	$6,672	$17,213	$11,813
Discontinued operations, net of income taxes	29	(1,773)	(104)	(4,041)

Net income	$8,241	$4,899	$17,109	$7,772

Earnings per share — basic:
Income from continuing operations	$0.17	$0.14	$0.35	$0.25
Discontinued operations, net of income taxes	—	(0.04)	—	(0.09)

Net income	$0.17	$0.10	$0.35	$0.16

Earnings per share — diluted:
Income from continuing operations	$0.16	$0.14	$0.34	$0.24
Discontinued operations, net of income taxes	—	(0.04)	—	(0.08)

Net income	$0.16	$0.10	$0.34	$0.16

Weighted average shares outstanding for basic earnings per share	49,023	47,647	48,916	47,749
Net effect of dilutive stock options, restricted stock units and restricted stock based on the treasury stock method using average market price	1,527	1,573	1,724	1,585

Weighted average shares outstanding for diluted earnings per share	50,550	49,220	50,640	49,334

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Stock Based Compensation
On January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, the Company used the intrinsic value method provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. Under the modified prospective transition method, compensation cost recognized for stock based compensation beginning January 1, 2006 includes (a) compensation cost for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the six months ended June 30, 2006 are $0.9 million and $0.7 million lower than if it had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the six months ended June 30, 2006 was $2.0 million (net of related tax effects), compared to $1.3 million that would have been included in the determination of net income had the Company continued to account for stock based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.01 lower than if the Company had not adopted SFAS 123(R). In addition, SFAS 123(R) requires cash flows resulting from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, the Company reported all tax benefits of deductions resulting from stock based compensation as operating cash flows. As a result, the $7.9 million of excess tax benefits classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Furthermore, under APB 25, grants of restricted shares were recorded in additional paid-in capital (APIC) with an offsetting amount to unearned compensation (contra equity), which was amortized to expense over the vesting period. However, under SFAS 123(R), amounts should not be recognized in equity until compensation cost is recognized over the requisite service period. Therefore, the $12.1 million unearned compensation balance at December 31, 2005 was netted against APIC during the first quarter of 2006.
The Company typically grants equity awards during the first quarter of the fiscal year based primarily on Company and individual performance. During the first quarter of 2006, the Company granted 278,177 restricted stock units and 175,200 shares of restricted stock with a weighted average grant date fair market value of $19.89 per restricted stock unit and $21.44 per share of restricted stock. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture vest in three equal annual installments beginning with the first anniversary of the grant. No stock options were granted during the six months ended June 30, 2006.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income as reported	$4,899	$7,772
Add back; stock compensation included in net income	677	677
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(930)	(1,662)

Pro forma net income	$4,646	$6,787

Earnings per share — basic:
Net income as reported	$0.10	$0.16
Add back; stock compensation included in net income	0.02	0.01
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.02)	(0.03)

Pro forma net income	$0.10	$0.14

Earnings per share — diluted:
Net income as reported	$0.10	$0.16
Add back; stock compensation included in net income	0.01	0.01
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.02)	(0.03)

Pro forma net income	$0.09	$0.14

Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Other Comprehensive Income
Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$8,241	$4,899	$17,109	$7,772
Foreign currency translation	1,681	(2,588)	1,235	(4,412)

Comprehensive income	$9,922	$2,311	$18,344	$3,360

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
3. Discontinued Operations
Details of discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$—	$24,446	$—	$44,986

Loss from discontinued operations	(36)	(1,770)	(175)	(4,375)
Gain (loss) on disposal of discontinued operations	65	(3)	71	334

Total discontinued operations	$29	$(1,773)	$(104)	$(4,041)

The loss from discontinued operations for the three and six months ended June 30, 2005 relates primarily to losses incurred in Brightpoint France, which was sold during the fourth quarter of 2005.
4. Lines of Credit
There were no outstanding balances on lines of credit at June 30, 2006 and December 31, 2005. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year; and during the three-month and six-month periods ended June 30, 2006, the largest outstanding borrowings on a given day were approximately $32.0 million and $35.7 million with average outstanding balances of approximately $15.2 million and $18.5 million for the same respective periods.
At June 30, 2006, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The table below summarizes lines of credit that were available to the Company as of June 30, 2006 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$20,000	$43,000
Australia	37,115	36,540	—	11,024	25,516
New Zealand	7,300	6,172	—	—	6,172
Sweden	2,084	2,084	—	—	2,084

Total	$116,499	$107,796	$—	$31,024	$76,772

In April 2006, the credit facility utilized by the Company’s primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc., matured and was not renewed. In addition, the credit facility utilized by the Company’s primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., matured in May 2006 and was not renewed. Future borrowing needs of these operating entities may be funded with either existing liquidity or new credit facilities. Additional details on the above lines of credit are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of June 30, 2006, the Company has issued $31.0 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. The maximum future payments under these letters of credit are $31.0 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates. A summary of the changes in the product warranty activity is as follows (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Six Months Ended
	June 30,
	2006	2005

January 1	$2,117	$369
Provision for product warranties	2,865	974
Change in estimate	(370)	—
Settlements during the period	(1,425)	(309)

June 30	$3,187	$1,034

6. Operating Segments
The Company’s operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessories, prepaid cards and fees from the provision of logistic services.
The Company has previously discontinued several operating entities, which materially affected certain operating segments. The operating results for all periods presented below reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company’s operations by segment is presented below (in thousands) for the three and six months ended June 30, 2006 and 2005:

	Product
	Distribution	Logistic		Operating
	Revenue	Services	Total	Income
	from	Revenue from	Revenue from	from
	External	External	External	Continuing
	Customers	Customers	Customers	Operations(1)

Three Months Ended June 30, 2006:
Americas	$138,167	$53,193	$191,360	$8,117
Asia-Pacific	235,495	5,888	241,383	370
Europe	93,352	23,763	117,115	2,839

	$467,014	$82,844	$549,858	$11,326

Three Months Ended June 30, 2005:
Americas	$122,567	$37,420	$159,987	$7,223
Asia-Pacific	244,913	6,610	251,523	3,031
Europe	64,071	23,913	87,984	(1,201)

	$431,551	$67,943	$499,494	$9,053

Six Months Ended June 30, 2006:
Americas	$286,824	$106,260	$393,084	$17,947
Asia-Pacific	495,442	13,205	508,647	2,714
Europe	168,220	44,462	212,682	3,234

	$950,486	$163,927	$1,114,413	$23,895

Six Months Ended June 30, 2005:
Americas	$221,641	$71,373	$293,014	$12,758
Asia-Pacific	490,528	13,914	504,442	4,166
Europe	120,770	46,342	167,112	(76)

	$832,939	$131,629	$964,568	$16,848

(1)	Certain corporate expenses are allocated to the segments based on total revenue.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Additional segment information is as follows (in thousands):

	June 30,	December 31,
	2006	2005

Total segment assets:
Americas(1)	$199,902	$211,608
Asia-Pacific	160,625	172,414
Europe	133,100	103,802

	$493,627	$487,824

(1)	Includes corporate assets.
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
The Company’s subsidiary in Sweden, Brightpoint Sweden Ab, (BP Sweden) has received an assessment from the Swedish Tax Agency (STA) regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company’s liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.5 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.

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
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and the provision of customized logistic services to the wireless industry including wireless network operators (also referred to as mobile operators) and Mobile Virtual Network Operators (MVNOs). Brightpoint has operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Russia, Slovakia, Sweden, United Arab Emirates and the United States. We provide logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We provide distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
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

RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Three Months Ended
	June 30,
		% of		% of
	2006	Total	2005	Total	Change

	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$191,360	35%	$159,987	32%	20%
Asia-Pacific	241,383	44%	251,523	50%	(4)%
Europe	117,115	21%	87,984	18%	33%

Total	$549,858	100%	$499,494	100%	10%

REVENUE BY SERVICE LINE:
Distribution	$467,014	85%	$431,551	86%	8%
Logistic services	82,844	15%	67,943	14%	22%

Total	$549,858	100%	$499,494	100%	10%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	10,911	82%	7,441	79%	47%
Asia-Pacific	1,951	15%	1,701	18%	15%
Europe	385	3%	308	3%	25%

Total	13,247	100%	9,450	100%	40%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	2,817	21%	2,684	28%	5%
Logistic services	10,430	79%	6,766	72%	54%

Total	13,247	100%	9,450	100%	40%

For the three months ended June 30, 2006, revenue was $549.9 million, which represents growth of 10% compared to the same period in the prior year. Growth in wireless devices handled of 40% contributed to approximately 7% of our revenue growth, and higher average selling price favorably impacted revenue by approximately 3%. Revenue was positively impacted by approximately 1% due to growth in non-handset based revenue, which was offset by fluctuations in foreign currencies that negatively impacted revenue by approximately 1%.

	Six Months Ended
	June 30,
		% of		% of
	2006	Total	2005	Total	Change

	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$393,084	35%	$293,014	31%	34%
Asia-Pacific	508,647	46%	504,442	52%	1%
Europe	212,682	19%	167,112	17%	27%

Total	$1,114,413	100%	$964,568	100%	16%

REVENUE BY SERVICE LINE:
Distribution	$950,486	85%	$832,939	86%	14%
Logistic services	163,927	15%	131,629	14%	25%

Total	$1,114,413	100%	$964,568	100%	16%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	21,129	82%	13,055	77%	62%
Asia-Pacific	3,949	15%	3,457	20%	14%
Europe	696	3%	528	3%	32%

Total	25,774	100%	17,040	100%	51%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	5,740	22%	5,249	31%	9%
Logistic services	20,034	78%	11,791	69%	70%

Total	25,774	100%	17,040	100%	51%

Revenue for the six months ended June 30, 2006 was $1.1 billion, representing 16% growth compared to the six months ended June 30, 2005. Growth in wireless devices handled of 51% contributed to approximately 11% of our revenue growth, and higher average selling price favorably impacted revenue by approximately 4%. Growth in non-handset based revenue positively impacted revenue by approximately 3%, which was partially offset by fluctuations in foreign currencies that negatively impacted revenue by approximately 2%.
Revenue and wireless devices handled by division:

	Three Months Ended					Six Months Ended
Americas	June 30,					June 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

REVENUE:
Distribution	$138,167	72%	$122,567	77%	13%	$286,824	73%	$221,641	76%	29%
Logistic services	53,193	28%	37,420	23%	42%	106,260	27%	71,373	24%	49%

Total	$191,360	100%	$159,987	100%	20%	$393,084	100%	$293,014	100%	34%

WIRELESS DEVICES HANDLED:
Distribution	1,014	9%	872	12%	16%	1,966	9%	1,584	12%	24%
Logistic services	9,897	91%	6,569	88%	51%	19,163	91%	11,471	88%	67%

Total	10,911	100%	7,441	100%	47%	21,129	100%	13,055	100%	62%

Revenue in our Americas division increased 20% to $191.4 million for the three months ended June 30, 2006 compared to $160.0 million for the same period in the prior year. Product distribution revenue increased 13% in our Americas division to $138.2 million for the three months ended June 30, 2006 compared to $122.6 million for the same period in the prior year. Growth in wireless devices handled positively impacted distribution revenue by 16%, and increased accessory sales contributed to 3% of the distribution revenue growth in our Americas division. These increases were partially offset by lower average selling price, which negatively impacted revenue by approximately 6%. The number of wireless devices sold through our Americas distribution business increased primarily as a result of an overall increase in market demand and the addition of new products and customers in 2006 and late 2005. During the second quarter of 2006 we believe we increased our market share with Tier 2 and Tier 3 operators through our preferred supplier agreements with Revol and Associated Carrier Group (ACG). These preferred supplier agreements also enhanced our relationship with Motorola and other product suppliers within the regional carrier channel. The reduction in average selling price of wireless devices sold through our Americas distribution business was due primarily to aggressive price competition between manufacturers.
Logistic services revenue in our Americas division increased 42% to $53.2 million for the three months ended June 30, 2006 compared to $37.4 million for the same period in the prior year. Growth in wireless devices handled and growth in non-handset based revenue positively impacted logistic services revenue by approximately 31% and 16%. A decrease in average fulfillment fee per unit negatively impacted logistic services revenue in our Americas division by approximately 5%. The 51% increase in wireless devices handled through logistic services was due primarily to increased demand as a result of market growth experienced by our current logistic services customers (including MVNOs) as well as expanded services offered to our current logistic services customers. Growth in non-handset based revenue was due primarily to increased revenue generated from prepaid airtime. Average fulfillment fee per unit decreased as a result of tiered pricing structures based on volume and reduced fee structures with certain key customers. The tiered pricing structures are primarily driven by volume commitments as well as anticipated volume increases from certain network operators. Although our average selling price was not significantly impacted by a shift in the nature of services provided during the second quarter of 2006, the mix of services provided can have a significant impact on average selling price. Our logistic services revenue is derived from a mix of services with different fee structures from full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and individual handset fulfillment services. While fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service. The average fulfillment fee per unit may be further negatively impacted during the second half of 2006 due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. It is anticipated that the reduction in average fulfillment fee per unit will be partially offset by increased volumes with this customer beginning in 2007.

For the six months ended June 30, 2006, revenue in our Americas division increased 34% to $393.1 million compared to $293.0 million for the same period in the prior year. Product distribution revenue increased 29% to $286.8 million for the six months ended June 30, 2006 compared to $221.6 million for the same period in the prior year. Logistic services revenue in our Americas division increased 49% to $106.3 million for the six months ended June 30, 2006 compared to $71.4 million for the same period in the prior year.

	Three Months Ended					Six Months Ended
Asia-Pacific	June 30,					June 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

REVENUE:
Distribution	$235,495	98%	$244,913	97%	(4)%	$495,442	97%	$490,528	97%	1%
Logistic services	5,888	2%	6,610	3%	(11)%	13,205	3%	13,914	3%	(5)%

Total	$241,383	100%	$251,523	100%	(4)%	$508,647	100%	$504,442	100%	1%

WIRELESS DEVICES HANDLED:
Distribution	1,526	78%	1,609	95%	(5)%	3,267	83%	3,297	95%	(1)%
Logistic services	425	22%	92	5%	362%	682	17%	160	5%	326%

Total	1,951	100%	1,701	100%	15%	3,949	100%	3,457	100%	14%

Revenue in our Asia-Pacific division decreased 4% to $241.4 million for the three months ended June 30, 2006 compared to $251.5 million for the same period in the prior year. Product distribution revenue decreased 4% to $235.5 million for the three months ended June 30, 2006 compared to $244.9 million for the same period in the prior year. A decrease in the number of devices sold and fluctuations in foreign exchange rates negatively impacted distribution revenue in our Asia-Pacific division by approximately 5% and 2%. These decreases were partially offset by a higher average selling price and growth in accessory sales, which positively impacted revenue by approximately 2% and 1%. The decrease in distribution revenue and the number of devices sold through our Asia-Pacific distribution business was due to a decrease in distribution devices sold in Australia. The decrease in wireless devices sold through our distribution business in Australia was due to a change in terms with a significant customer in that market to a fee-based logistic services arrangement from a distribution arrangement as well as the decision by a certain network operator to change to a closed distribution model for 3G wireless devices. Our distribution business in India experienced growth in revenue and wireless devices sold during the second quarter of 2006 compared to the second quarter of 2005; however, Nokia recently announced its decision to discontinue CDMA manufacturing, which may have a negative impact on future revenue generated from our distribution business in India.
Logistic services revenue decreased 11% to $5.9 million for the three months ended June 30, 2006 compared to $6.6 million for the same period in the prior year. The decrease in logistic services revenue in our Asia-Pacific division was due primarily to a decrease in revenue from the sale of prepaid airtime in New Zealand, which was partially offset by an increase in handset fulfillment revenue from our Australia business due to a shift to a fee-based logistic services arrangement from a distribution arrangement with a significant customer in that market as discussed above. The decrease in revenue from prepaid airtime in New Zealand was a result of the decision by a major network operator to change from prepaid airtime cards to electronic distribution in that market for which we are not participating in the distribution.
For the six months ended June 30, 2006, revenue in our Asia-Pacific division increased 1% to $508.6 million compared to $504.4 million for the same period in the prior year. Product distribution revenue increased 1% to $495.4 million for the six months ended June 30, 2006 compared to $490.5 million for the same period in the prior year. Logistic services revenue decreased 5% to $13.2 million for the six months ended June 30, 2006 compared to $13.9 million for the same period in the prior year.

	Three Months Ended					Six Months Ended
Europe	June 30,					June 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

REVENUE:
Distribution	$93,352	80%	$64,071	73%	46%	$168,220	79%	$120,770	72%	39%
Logistic services	23,763	20%	23,913	27%	(1)%	44,462	21%	46,342	28%	(4)%

Total	$117,115	100%	$87,984	100%	33%	$212,682	100%	$167,112	100%	27%

WIRELESS DEVICES HANDLED:
Distribution	277	72%	203	66%	36%	507	73%	368	70%	38%
Logistic services	108	28%	105	34%	3%	189	27%	160	30%	18%

Total	385	100%	308	100%	25%	696	100%	528	100%	32%

Revenue in our Europe division increased 33% to $117.1 million for the three months ended June 30, 2006 compared to $88.0 million for the same period in the prior year. Product distribution revenue increased 46% to $93.4 million for the three months ended June 30, 2006 compared to $64.1 million for the same period in the prior year. Growth in wireless devices handled positively impacted distribution revenue by 36%, and a higher average selling price contributed to 14% of the distribution revenue growth in our Europe division. These increases were partially offset by a decline in accessory sales, which negatively impacted distribution revenue in our Europe division by approximately 4%. The increases in average selling price and the number of devices sold through distribution in our Europe division were due primarily to increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006.
Logistic services revenue decreased 1% to $23.8 million for the three months ended June 30, 2006 compared to $23.9 million for the same period in the prior year. The decrease in logistic services revenue was due primarily to a shift in mix to fee based prepaid recharge card fulfillment revenue (net basis) from prepaid recharge card distribution revenue (gross basis), for which revenue from both types of transactions are included in logistic services.
For the six months ended June 30, 2006, revenue in our Europe division increased 27% to $212.7 million compared to $167.1 million for the same period in the prior year. Product distribution revenue increased 39% to $168.2 million for the six months ended June 30, 2006 compared to $120.8 million for the same period in the prior year. Logistic services revenue in our Europe division decreased 4% to $44.5 million for the six months ended June 30, 2006 compared to $46.3 million for the same period in the prior year.
Gross Profit and Gross Margin

	Three Months Ended					Six Months Ended
	June 30,					June 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

Distribution	$19,672	55%	$14,793	50%	33%	$39,244	54%	$31,152	55%	26%
Logistic services	16,072	45%	14,721	50%	9%	32,812	46%	25,567	45%	28%

Gross profit	$35,744	100%	$29,514	100%	21%	$72,056	100%	$56,719	100%	27%

Distribution	4.2%		3.4%		0.8% points	4.1%		3.7%		0.4% points
Logistic services	19.4%		21.7%		(2.3)% points	20.0%		19.4%		0.6% points
Gross margin	6.5%		5.9%		0.6% points	6.5%		5.9%		0.6% points
Overall, our gross profit was up 21% for the three months ended June 30, 2006 to $35.7 million compared to $29.5 million for the same period in the prior year due to the 10% growth in revenue and the 0.6 percentage point increase in gross margin. For the six months ended June 30, 2006 our gross profit increased 27% to $72.1 million compared to $56.7 million for the same period in the prior year due to the 16% growth in revenue and the 0.6 percentage point increase in gross margin. For the three-month and six-month periods ended June 30, 2006, gross margin increased 0.6 percentage points to 6.5% compared to 5.9% for the same periods in the prior year.

Gross profit in our distribution business increased 33% to $19.7 million for the second quarter of 2006 compared to $14.8 million for the same period in the prior year due to the 8% growth in distribution revenue and the 0.8 percentage point increase in gross margin from distribution. Gross margin from distribution increased 0.8 percentage points to 4.2% for the second quarter of 2006 compared to 3.4% for the second quarter of 2005 due primarily to an increase in gross margin in our Europe division resulting from increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006. Distribution gross margin was also positively impacted by higher distribution gross margin in our Americas division for the second quarter of 2006 compared to the second quarter of 2005, which was partially offset by lower distribution gross margin in our Asia-Pacific division. The increase in distribution gross margin in our Americas division was due to sales of higher margin wireless devices and increased leverage of our cost infrastructure. The decrease in distribution gross margin in our Asia-Pacific division was due primarily to increased penetration by competitors located in Europe into markets served by our Brightpoint Asia Limited business. For the six months ended June 30, 2006, gross profit in our distribution business increased 26% to $39.2 million from $31.2 million for the same period in the prior year, and gross margin increased 0.4 percentage points for the same comparative periods.
Gross profit in our logistic services business increased 9% to $16.1 million for the three months ended June 30, 2006 from $14.7 million for the same period in the prior year due primarily to 22% growth in logistic services revenue. Gross margin from logistic services decreased 2.3 percentage points primarily resulting from lower logistic services gross margin in our Americas division for the second quarter of 2006 compared to the second quarter of 2005. The decrease in logistic services gross margin in our Americas division was due to incremental costs associated with our new distribution facility in the United States as well as the decrease in average fulfillment fee per unit as a result of reduced fee structures with certain key customers. For the six months ended June 30, 2006, gross profit in our logistic services business increased 28% to $32.8 million compared to $25.6 million for the same period in the prior year. Gross margin increased 0.6 percentage points to 20.0% for the six months ended June 30, 2006 compared to 19.4% for the same period in the prior year, which was driven by our Americas division. Logistic services revenue in our Americas division, which experiences higher margins from logistics services than our other divisions, grew at a faster pace than our other divisions. This shift was partially offset by lower logistic services gross margin in our Americas division for the six months ended June 30, 2006 compared to the same period in the prior year.
Selling, General and Administrative (SG&A) Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

SG&A expenses	$24,418	$20,461	19%	$48,170	$38,668	25%
Percent of revenue	4.4%	4.1%	0.3 % points	4.3%	4.0%	0.3 % points
SG&A expenses increased $4.0 million or 19% for the three months ended June 30, 2006 compared to the same period in the prior year. For the six months ended June 30, 2006, SG&A expenses increased $9.5 million or 25% compared to the same period in the prior year. As a percent of revenue, SG&A increased 0.3 percentage points for both the three-month and six-month periods ended June 30, 2006 compared to the same periods in the prior year. The increase in SG&A expenses for the three months ended June 30, 2006 was due to a $0.7 million increase to support overall growth in unit volumes, a $0.9 million (pre-tax) increase in non-cash compensation including the effect of adopting Statement of Financial Accounting Standards (SFAS) 123(R), a $0.4 million increase in incentive compensation, a $0.6 million increase to support our investment in Advance Wireless Services (AWS) in the Americas and a $0.8 million increase related to the acquisition of Persequor. The increase in SG&A expenses for the six months ended June 30, 2006 was due to a $3.3 million increase to support overall growth in unit volumes, a $2.3 million (pre-tax) increase in non-cash stock based compensation including the effect of adopting SFAS 123(R), a $1.1 million increase in incentive compensation, a $1.1 million increase to support our investment in AWS in the Americas and a $1.2 million increase related to the acquisition of Persequor.

Facility Consolidation Charge
In September 2004, our subsidiary in Australia entered into a new facility lease arrangement, which commenced in the first quarter of 2005. We vacated our previous location in Australia during the first quarter of 2005, which resulted in a pre-tax charge of $1.2 million in the first quarter of 2005.
Operating Income from Continuing Operations
Operating Income by Division:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

Americas	$8,117	72%	$7,223	80%	12%	$17,947	75%	$12,758	76%	41%
Asia-Pacific	370	3%	3,031	33%	(88)%	2,714	11%	4,166	25%	(35)%
Europe	2,839	25%	(1,201)	(13)%	337%	3,234	14%	(76)	(1)%	4355%

Total	$11,326	100%	$9,053	100%	25%	$23,895	100%	$16,848	100%	42%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Americas	4.2%	4.5%	(0.3)% points	4.6%	4.4%	0.2 % points
Asia-Pacific	0.2%	1.2%	(1.0)% points	0.5%	0.8%	(0.3)% points
Europe	2.4%	(1.4)%	3.8 % points	1.5%	—	1.5 % points
Total	2.1%	1.8%	0.3 % points	2.1%	1.7%	0.4 % points
Operating income from continuing operations increased 25% to $11.3 million for the three months ended June 30, 2006 compared to $9.1 million for the same period in the prior year. The increase in operating income was due to 21% growth in gross profit compared to an increase in SG&A expenses of only 19%. For the six months ended June 30, 2006, operating income from continuing operations increased 42% to $23.9 million from $16.8 million for the same period in the prior year. The increase in operating income for the six months ended June 30, 2006 was due to 27% growth in gross profit compared to an increase in SG&A expenses of only 25%. Operating income for the six months ended June 30, 2006 also improved compared to the same period in the prior year due to the $1.2 million facility consolidation charge during the first quarter of 2005 that did not recur during 2006.
In our Americas division, operating income from continuing operations increased 12% to $8.1 million for the three months ended June 30, 2006 compared to $7.2 million for the same period in the prior year. As a percent of revenue, operating income decreased 0.3 percentage points. The decrease in operating income as a percent of revenue was due to an increase in SG&A expenses (including the allocation of certain corporate expenses) as a percent of gross profit in our Americas division. The increase in SG&A expenses as a percent of gross profit was due to our investment in AWS as well as increased advertising and promotional activities. For the six months ended June 30, 2006, operating income from continuing operations in our Americas division increased 41% to $17.9 million from $12.8 million for the same period in the prior year. As a percent of revenue, operating income increased 0.2 percentage points as a result of increased efficiency and leverage of fixed costs over higher volumes.
Operating income from continuing operations in our Asia-Pacific division decreased 88% to $0.4 million for the three months ended June 30, 2006 compared to $3.0 million for the same period in the prior year. As a percent of revenue, operating income decreased 1.0 percentage point. The decrease in operating income was due to lower gross profit and higher SG&A expenses (including the allocation of certain corporate expenses) in our Asia-Pacific division for the second quarter of 2006 compared to the second quarter of 2005. For the six months ended June 30, 2006, operating income from continuing operations in our Asia-Pacific division decreased 35% to $2.7 million from $4.2 million for the same period in the prior year. As a percent of revenue, operating income decreased 0.3 percentage points. The decrease in operating income for the six months ended June 30, 2006 compared to the same period in the prior year is due primarily to an increase in SG&A expenses (including the allocation of certain corporate expenses), whereas gross profit remained relatively unchanged. This decrease was partially offset by the $1.2 million facility consolidation charge during the first quarter of 2005 that did not recur during 2006.
Operating income from continuing operations in our Europe division increased 337% to $2.8 million for the three months ended June 30, 2006 compared to an operating loss of $1.2 million for the same period in the prior year. As a percent of revenue, operating income increased 3.8 percentage points. This increase was due to higher gross profit as a result of increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006, which was partially offset by higher SG&A expenses (including the allocation of certain corporate expenses). For the six months ended June 30, 2006, operating income from continuing operations in our Europe division increased to $3.2 million compared to an operating loss of $0.1 million for the same period in the prior year. As a percent of revenue, operating income increased 1.5 percentage points. This increase was due to demand for new products along with our entry into Russia.
Interest
The components of interest, net are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Interest expense	$480	$170	182%	$1,083	$463	134%
Interest income	(360)	(235)	53%	(886)	(447)	98%

Interest, net	$120	$(65)	285%	$197	$16	1,131%

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was offset by an increase in interest income from short-term investments. There were no outstanding balances on lines of credit at June 30, 2006 and December 31, 2005. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year; and during the three-month and six-month periods ended June 30, 2006, the largest outstanding borrowings on a given day were approximately $32.0 million and $35.7 million with average outstanding balances of approximately $15.2 million and $18.5 million for the same respective periods.
Other (Income) Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Other (income) expense	$(52)	$258	(120)%	$(62)	$402	(115)%
Percent of revenue	0.0%	0.1%	(0.1)% points	0.0%	0.0%	0.0% points
The decreases in other expenses for both the three-month and six-month periods ended June 30, 2006 compared to the same periods in the prior year were due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway and the corresponding decrease in costs associated with the sale of those receivables.
Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Income tax expense	$3,046	$2,188	39%	$6,547	$4,617	42%
Effective tax rate	27.1%	24.7%	2.4 % points	27.6%	28.1%	(0.5)% points
Income tax expense for the three months ended June 30, 2006 was $3.0 million, resulting in an effective tax rate of 27.1% compared to an effective tax rate of 24.7% for the same period in the prior year. The increase in effective tax rate was primarily the result of a shift in mix of income between jurisdictions. In addition, in the second quarter of 2005, the effective tax rate was lower than the United States statutory tax rate due to the realization of certain deferred tax assets for which a valuation allowance had previously been recorded. Our effective income tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States.
Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Loss from discontinued operations	$(36)	$(1,770)	(98)%	$(175)	$(4,375)	(96)%
Gain (loss) on disposal of discontinued operations	65	(3)	(2,267)%	71	334	(79)%

Total discontinued operations	$29	$(1,773)	(102)%	$(104)	$(4,041)	(97)%

Percent of revenue	0.0%	(0.4)%	(0.4)% points	0.0%	(0.4)%	(0.4)% points
Diluted loss per share	$0.0	$(0.04)	(100)%	$0.0	$(0.08)	(100)%
The loss from discontinued operations for the three and six months ended June 30, 2005 relates primarily to losses incurred in Brightpoint France, which was sold during the fourth quarter of 2005.
New Accounting Pronouncements
On January 1, 2006, we adopted the fair value provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, we used the intrinsic value method provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. Under the modified prospective transition method, compensation cost recognized for stock based compensation beginning January 1, 2006 includes (a) compensation cost for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the six months ended June 30, 2006 are $0.9 million and $0.7 million lower than if we had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the six months ended June 30, 2006 was $2.0 million (net of related tax effects), compared to $1.3 million that would have been included in the determination of net income had we continued to account for stock based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.01 lower than if we had not adopted SFAS 123(R). In addition, SFAS 123(R) requires cash flows resulting from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, we reported all tax benefits of deductions resulting from stock based compensation as operating cash flows. As a result, the $7.9 million excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

RETURN ON INVESTED CAPITAL FROM OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES
Return on Invested Capital from Operations (ROIC)
We believe that it is important for a business to manage its balance sheet as well as it manages its statement of operations. A measurement that ties the statement of operations performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity and debt. The details of this measurement are outlined below.

	Three Months Ended		Trailing Twelve Months Ended
	June 30,		June 30,
(Amounts in 000s)	2006	2005	2006	2005

Operating income after taxes:
Operating income from continuing operations	$11,326	$9,053	$51,400	$40,360
Plus: facility consolidation charge (benefit)	—	—	(279)	1,182
Less: estimated income taxes(1)	(3,064)	(2,236)	(13,185)	(12,374)

Operating income after taxes	$8,262	$6,817	$37,936	$29,168

Invested capital:
Debt	$—	$5,648	$—	$5,648
Shareholders’ equity	165,123	147,140	165,123	147,140

Invested capital	$165,123	$152,788	$165,123	$152,788

Average invested capital(2)	$157,042	$152,631	$151,741	$144,775
ROIC(3)	21%	18%	25%	20%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing twelve month period represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four (4).
Cash Conversion Cycle

	Three Months Ended
	June 30,
	2006	2005

Days sales outstanding in accounts receivable	25	21
Days inventory on-hand	26	22
Days payable outstanding	(40)	(37)

Cash conversion cycle days	11	6
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
During the second quarter of 2006, the cash conversion cycle increased to 11 days compared to 6 days for the same period in the prior year. The change in the cash conversion cycle was due to a 4-day increase in days sales outstanding in accounts receivable and a 4-day increase in days inventory on-hand, partially offset by a 3-day increase in days payable outstanding. The increase in days sales outstanding was primarily due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway. The 4-day increase in days inventory on-hand was primarily due to our Europe division, which has increased its supply of inventory as a result of increased demand. The 3-day increase in days payable outstanding was primarily related to the increase in inventory in our Europe division.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Six Months Ended
	June 30,
(Amounts in 000s)	2006	2005	Change

Net cash provided by (used in):
Operating activities	$(9,774)	$14,719	$(24,493)
Investing activities	(8,403)	(4,321)	(4,082)
Financing activities	(5,213)	(2,617)	(2,596)
Effect of exchange rate changes on cash and cash equivalents	(131)	(4,360)	4,229

Net increase (decrease) in cash and cash equivalents	$(23,521)	$3,421	$(26,942)

Net cash used in operating activities was $9.8 million for the six months ended June 30, 2006 compared to $14.7 million of cash provided by operating activities for the six months ended June 30, 2005, a change of $24.5 million. Net cash used in operating activities for the six months ended June 30, 2006 includes a $7.9 million reduction from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) as a result of adopting SFAS 123(R). The reduction in cash provided by operating activities was primarily due to:
•	$30.7 million more cash used for working capital due primarily to increased payments to vendors during the six months ended June 30, 2006 compared to the same period in the prior year due to timing of product receipts and related payments. The increased payments to vendors were also impacted by the mix of vendors with which we have different terms. The additional cash used for working capital for the six months ended June 30, 2006 compared to the same period in the prior year also includes $15.7 million used to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway during the first quarter of 2006.
partially offset by:
•	$6.2 million more cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2006 compared to the same period in the prior year.
Net cash used for investing activities was $8.4 million for the six months ended June 30, 2006, an increase of $4.1 million compared to the six months ended June 30, 2005 primarily due to $3.9 million more capital expenditures during the first six months of 2006 compared to the same period in the prior year. The increase in capital expenditures was primarily due to investments in information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities.
Net cash used for financing activities was $5.2 million for the six months ended June 30, 2006, an increase of $2.6 million compared to the same period in the prior year primarily due to:
•	$9.4 million additional purchases of treasury stock during the six months ended June 30, 2006 compared to the same period in the prior year.

•	$5.6 million less cash provided by financing activities of discontinued operations during the first six months of 2006 compared to the same period in the prior year.
partially offset by:
•	$7.9 million of excess tax benefits that are required to be classified as cash provided by financing activities as a result of adopting SFAS 123(R).

•	$4.5 million additional proceeds from stock option exercises during the six months ended June 30, 2006 compared to the same period in the prior year.

Lines of Credit
The table below summarizes lines of credit that were available to the Company as of June 30, 2006:

				Letters of Credit &	Net
(Amounts in 000s)	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$20,000	$43,000
Australia	37,115	36,540	—	11,024	25,516
New Zealand	7,300	6,172	—	—	6,172
Sweden	2,084	2,084	—	—	2,084

Total	$116,499	$107,796	$—	$31,024	$76,772

In April 2006, the credit facility utilized by our primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc., matured and was not renewed. In addition, the credit facility utilized by our primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., matured in May 2006 and was not renewed. Future borrowing needs of these operating entities will be funded with either existing liquidity or new credit facilities. Additional details on the above lines of credit are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

	June 30,	December 31,
(Amounts in 000s)	2006	2005	% Change

Unrestricted cash	$82,532	$106,053	(22)%
Unused borrowing availability	76,772	79,494	(3)%

Liquidity	$159,304	$185,547	(14)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2005.
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
There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
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
The Company’s subsidiary in Sweden, Brightpoint Sweden Ab, (BP Sweden) has received an assessment from the Swedish Tax Agency (STA) regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company’s liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.5 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases of Common Stock made by the Company during the three months ended June 30, 2006:

			Total number
			of shares	Total amount
			purchased as	purchased as	Maximum dollar
			part of the	part of	value of shares
	Total number	Average	publicly	the publicly	that may yet be
	of shares	price paid	announced	announced	purchased under
Month of purchase	Purchased	per share	program	program	the program

April 1 — April 30, 2006	—	—	—	—	$557,325
May 1 — May 31, 2006	22,800	$20.86	22,800	$475,608	81,717
June 1 — June 30, 2006	—	—	—	—	81,717

Total	22,800	$20.86	22,800	$475,608	$81,717

Item 4. Submission of Matters to a Vote of Security Holders.
On May 11, 2006, the Company held its Annual Meeting of Shareholders at which time the following matters were approved by the Company’s shareholders by the votes indicated:
1)	Election of three Class III Directors to hold office until the Annual Meeting of Shareholders to be held in 2009 and until their successors have been duly elected and qualified:

Director:	Votes Cast “For”	Votes Withheld
Marisa E. Pratt	37,361,311	120,657
Jerre L. Stead	35,027,912	2,454,056
Kari-Pekka Wilska	37,361,865	120,103

2)	Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
35,562,711	1,881,467	37,789

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Cautionary Statements(1)

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)

Date: August 8, 2006	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 8, 2006	/s/ Vincent Donargo
Vincent Donargo
Vice President, Corporate Controller, Chief
Accounting Officer
(Principal Accounting Officer)