Form 10-Q
period 2006-09-30
BRIGHTPOINT INC
filed 2006-11-08
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2601 Metropolis Parkway, Suite 210, Plainfield, Indiana	46168

(Address of principal executive offices)	(Zip Code)
(317) 707-2355

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock outstanding as of November 2, 2006: 50,577,197

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc. Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 6. Exhibits.
SIGNATURES
Lease Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Cautionary Statements

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Distribution revenue	$552,402	$470,961	$1,502,888	$1,303,900
Logistic services revenue	81,337	74,014	245,264	205,643

Total revenue	633,739	544,975	1,748,152	1,509,543

Cost of revenue
Cost of distribution revenue	529,784	453,956	1,441,026	1,255,743
Cost of logistic services revenue	66,953	59,341	198,068	165,403

Total cost of revenue	596,737	513,297	1,639,094	1,421,146

Gross profit	37,002	31,678	109,058	88,397

Selling, general and administrative expenses	24,528	20,657	72,698	59,325
Facility consolidation charge (benefit)	—	(270)	(9)	933

Operating income from continuing operations	12,474	11,291	36,369	28,139

Interest, net	226	140	423	156
Other expenses	275	129	213	531

Income from continuing operations before income taxes	11,973	11,022	35,733	27,452

Income tax expense	3,029	2,749	9,576	7,366

Income from continuing operations	8,944	8,273	26,157	20,086

Discontinued operations, net of income taxes:
Loss from discontinued operations	(183)	(15,452)	(358)	(19,827)
Gain on disposal of discontinued operations	3	997	74	1,331

Total loss from discontinued operations, net of income taxes	(180)	(14,455)	(284)	(18,496)

Net income (loss)	$8,764	$(6,182)	$25,873	$1,590

Earnings (loss) per share — basic:
Income from continuing operations	$0.18	$0.17	$0.53	$0.42
Discontinued operations, net of income taxes	—	(0.30)	—	(0.39)

Net income (loss)	$0.18	$(0.13)	$0.53	$0.03

Earnings (loss) per share — diluted:
Income from continuing operations	$0.18	$0.17	$0.52	$0.41
Discontinued operations, net of income taxes	(0.01)	(0.29)	(0.01)	(0.38)

Net income (loss)	$0.17	$(0.12)	$0.51	$0.03

Weighted average common shares outstanding:
Basic	49,243	47,844	49,026	47,781

Diluted	50,403	49,596	50,581	49,357

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,593	$106,053
Pledged cash	197	168
Accounts receivable (less allowance for doubtful accounts of $4,308 in 2006 and $3,621 in 2005)	179,069	168,004
Inventories	286,164	124,864
Contract financing receivable	49,735	28,749
Other current assets	23,318	22,623

Total current assets	642,076	450,461

Property and equipment, net	33,774	27,989
Goodwill and other intangibles, net	7,529	6,707
Other assets	2,799	2,667

Total assets	$686,178	$487,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,267	$232,258
Accrued expenses	56,884	64,494
Unfunded portion of contract financing receivable	71,606	32,373

Total current liabilities	497,757	329,125

Total long-term liabilities	11,602	9,657

Total liabilities	509,359	338,782

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 57,440 issued in 2006 and 55,875 issued in 2005	574	559
Additional paid-in-capital	264,558	258,443
Treasury stock, at cost, 6,890 shares in 2006 and 6,113 shares in 2005	(58,288)	(39,928)
Unearned compensation	—	(12,125)
Retained deficit	(27,655)	(53,528)
Accumulated other comprehensive income (loss)	(2,370)	(4,379)

Total shareholders’ equity	176,819	149,042

Total liabilities and shareholders’ equity	$686,178	$487,824

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$25,873	$1,590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,139	7,935
Discontinued operations	284	18,496
Net operating cash flows used in discontinued operations	—	(1,484)
Pledged cash requirements	(13)	13,664
Non-cash compensation	4,120	1,608
Facility consolidation charge (benefit)	(9)	933
Change in deferred taxes	(483)	(863)
Income tax benefits from exercise of stock options	—	2,236
Other non-cash	1,368	—

	40,279	44,115

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(9,097)	(10,411)
Inventories	(158,892)	3,645
Other operating assets	(1,546)	(13,343)
Accounts payable and accrued expenses	127,970	30,772

Net cash provided by (used in) operating activities	(1,286)	54,778

Investing activities
Capital expenditures	(14,122)	(7,932)
Acquisitions, net of cash acquired	(801)	(357)
Net investing cash flow from discontinued operations	—	(1,036)
Net cash provided by contract financing arrangements	18,405	3,445
Decrease (increase) in other assets	(18)	2,720

Net cash provided by (used in) investing activities	3,464	(3,160)

Financing Activities
Purchase of treasury stock	(18,360)	(9,004)
Net financing cash used in discontinued operations	—	—
Excess tax benefit from equity based compensation	8,443	—
Proceeds from common stock issuances under employee stock option plans	5,693	3,253

Net cash used in financing activities	(4,224)	(5,751)

Effect of exchange rate changes on cash and cash equivalents	(414)	(5,168)

Net increase (decrease) in cash and cash equivalents	(2,460)	40,699
Cash and cash equivalents at beginning of period	106,053	72,120

Cash and cash equivalents at end of period	$103,593	$112,819

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
Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period, and diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Per share amounts for all periods presented in this report have been adjusted to reflect the 6 for 5 common stock split effected in the form of a stock dividend paid on May 31, 2006 and the 3 for 2 common stock splits effected in the form of stock dividends paid on September 30, 2005 and December 30, 2005. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations	$8,944	$8,273	$26,157	$20,086
Discontinued operations, net of income taxes	(180)	(14,455)	(284)	(18,496)

Net income (loss)	$8,764	$(6,182)	$25,873	$1,590

Earnings (loss) per share — basic:
Income from continuing operations	$0.18	$0.17	$0.53	$0.42
Discontinued operations, net of income taxes	—	(0.30)	—	(0.39)

Net income (loss)	$0.18	$(0.13)	$0.53	$0.03

Earnings (loss) per share — diluted:
Income from continuing operations	$0.18	$0.17	$0.52	$0.41
Discontinued operations, net of income taxes	(0.01)	(0.29)	(0.01)	(0.38)

Net income (loss)	$0.17	$(0.12)	$0.51	$0.03

Weighted average shares outstanding for basic earnings (loss) per share	49,243	47,844	49,026	47,781
Net effect of dilutive stock options, restricted stock units and restricted stock based on the treasury stock method using average market price	1,160	1,752	1,555	1,576

Weighted average shares outstanding for diluted earnings (loss) per share	50,403	49,596	50,581	49,357

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
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the nine months ended September 30, 2006 are $1.9 million and $1.5 million lower than if it had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the nine months ended September 30, 2006 was $2.9 million (net of related tax effects), compared to $1.4 million that would have been included in the determination of net income had the Company continued to account for stock based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.03 lower than if the Company had not adopted SFAS 123(R). In addition, SFAS 123(R) requires cash flows resulting from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, the Company reported all tax benefits of deductions resulting from stock based compensation as operating cash flows. As a result, the $8.4 million of excess tax benefits classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Furthermore, under APB 25, grants of restricted shares were recorded in additional paid-in capital (APIC) with an offsetting amount to unearned compensation (contra equity), which was amortized to expense over the vesting period. However, under SFAS 123(R), amounts should not be recognized in equity until compensation cost is recognized over the requisite service period. Therefore, the $12.1 million unearned compensation balance at December 31, 2005 was netted against APIC during the first quarter of 2006.
The Company typically grants equity awards during the first quarter of the fiscal year based primarily on Company and individual performance. During the first quarter of 2006, the Company granted 278,177 restricted stock units and 175,200 shares of restricted stock with a weighted average grant date fair market value of $19.89 per restricted stock unit and $21.44 per share of restricted stock. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture vest in three equal annual installments beginning with the first anniversary of the grant. No stock options were granted during the nine months ended September 30, 2006.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$(6,182)	$1,590
Add back; stock compensation included in net income (loss)	329	1,006
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied	(620)	(2,282)

Pro forma net income (loss)	$(6,473)	$314

Earnings (loss) per share — basic:
Net income (loss) as reported	$(0.13)	$0.03
Add back; stock compensation included in net income (loss)	—	0.02
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied	(0.01)	(0.04)

Pro forma net income (loss)	$(0.14)	$0.01

Earnings (loss) per share — diluted:
Net income (loss) as reported	$(0.12)	$0.03
Add back; stock compensation included in net income (loss)	—	0.02
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied	(0.01)	(0.04)

Pro forma net income (loss)	$(0.13)	$0.01

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
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this Statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS 157 to have material impact on its financial statements.
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires the recognition of a liability for the unfunded status of a plan or an asset for a plan’s overfunded status in the balance sheet. The statement also requires the recognition of changes in the funded status through comprehensive income during the year in which that change occurred. The provisions of SFAS 158 are effective for the Company on December 31, 2006. The Company is currently evaluating the impact of adopting SFAS 158, but it does not expect the adoption of this statement to have a material impact on its financial statements.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$8,764	$(6,182)	$25,873	$1,590
Foreign currency translation	774	(3,217)	2,009	(7,629)

Comprehensive income (loss)	$9,538	$(9,399)	$27,882	$(6,039)

T-Mobile Agreement
In August 2006, the Company entered into a Master Service Agreement (the Agreement) with T-Mobile in the United States to provide a full range of integrated forward logistic services enabling T-Mobile to deliver its wireless devices to its direct and indirect distribution channels, as well as directly to T-Mobile’s subscribers from a dedicated facility leased by the Company in Louisville, Kentucky. This Agreement has multiple service deliverables that do not qualify for a separate unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenue and direct costs associated with the initial facility preparation phase of this Agreement have been deferred and will be realized on a straight-line basis over the term of the Agreement beginning in 2007, once the facility becomes operational. At September 30, 2006, approximately $0.8 million of revenue has been deferred and approximately $0.2 million of direct facility preparation costs have been deferred. Deferred revenue is included as a component of “Accrued expenses” and deferred costs are included as a component of “Other current assets” in the Company’s Consolidated Balance Sheet. If direct facility preparation costs exceed the amount of revenue deferred during the start-up phase, these excess costs will be expensed in the period in which they are incurred.
2. Acquisitions
On February 23, 2006, the Company’s wholly-owned subsidiary, Brightpoint Holdings B.V. (Brightpoint Holdings), acquired all of the outstanding shares of Persequor Limited (Persequor) effective as of January 1, 2006 for approximately $0.6 million (net of cash acquired), which included Persequor’s 15% minority interest in Brightpoint India Private Limited (Brightpoint India) valued at approximately $0.2 million. Previously, Persequor provided management services to Brightpoint Asia Limited and Brightpoint India and held a 15% minority interest in Brightpoint India. In connection with the acquisition, the management services agreements with Persequor have been terminated and Brightpoint Holdings obtained ownership of Persequor’s 15% interest in Brightpoint India. As a result of the acquisition of Persequor and the termination of the management services agreements, the sales and marketing efforts for Brightpoint Asia and Brightpoint India, which were previously outsourced to Persequor, are now handled internally. The shareholders’ agreement among Brightpoint India, Brightpoint Holdings and Persequor dated November 1, 2003 was also terminated in connection with the acquisition by Brightpoint Holdings of Persequor. The operating results of Persequor are included in the Company’s Consolidated Statement of Operations from the effective date of the acquisition. The impact of the acquisition was not material in relation to the Company’s consolidated results of operations. Consequently, pro forma information is not presented.
During October 2006, the Company announced that a subsidiary of its Americas division, Wireless Fulfillment Services LLC, completed its acquisition of all of the outstanding shares of Trio Industries, Inc. (d/b/a/ Trio Teknologies) (TrioTek). TrioTek is a leading provider of bundled wireless products and solutions to Value Added Resellers (VARs), system integrators, and other customers focused on providing wireless data services. TrioTek is an authorized master agent for Sprint Nextel, Cingular Wireless and Verizon Wireless and distributes a wide variety of wireless data products from several original equipment manufacturers. The initial purchase price, including direct acquisition costs is approximately $0.7 million. Furthermore, up to $4.3 million in additional contingent consideration could be paid through 2008, depending on when and if certain performance-related milestones are

Brightpoint, Inc.
Notes to Consolidated Financial Statements
reached provided the total purchase price does not exceed $5.0 million. The acquisition of TrioTek was part of the Company’s continued investment in Advanced Wireless Services (AWS) in the Americas.
3. Discontinued Operations
Details of discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$—	$30,136	$—	$75,122

Loss from discontinued operations	$(183)	$(15,452)	$(358)	$(19,827)
Gain on disposal of discontinued operations	3	997	74	1,331

Total loss from discontinued operations	$(180)	$(14,455)	$(284)	$(18,496)

The loss from discontinued operations for the three and nine months ended September 30, 2005 relates primarily to losses incurred in Brightpoint France, which was sold during the fourth quarter of 2005.
4. Lines of Credit
There were no outstanding balances on lines of credit at September 30, 2006 and December 31, 2005. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year. In addition, in certain subsidiaries, our local lenders restrict the amount of funds that can be transferred offshore to affiliates and the parent company, or our local lenders restrict the use of intercompany funds that can be used to pay down lines of credit. During the three-month and nine-month periods ended September 30, 2006, the largest outstanding borrowings on a given day were approximately $34.4 million and $35.7 million, and average outstanding balances were approximately $16.2 million and $17.7 million for the same respective periods.
At September 30, 2006, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. Interest expense includes fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes lines of credit that were available to the Company as of September 30, 2006 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$20,000	$43,000
Australia	37,295	36,717	—	11,043	25,674
New Zealand	7,836	6,626	—	—	6,626
Sweden	2,045	2,045	—	—	2,045
Slovakia	21,000	21,000	—	—	21,000

Total	$138,176	$129,388	$—	$31,043	$98,345

In April 2006, the credit facility utilized by the Company’s primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc., matured and was not renewed. Future borrowing needs of Brightpoint Philippines, Inc. will be funded with either existing liquidity or new credit facilities. In addition, the credit facility utilized by the Company’s primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., matured in May 2006 and was not renewed. In August 2006, Brightpoint Slovakia s.r.o. entered into a credit facility with Všeobecná úverová banka, a.s. (VUB). This facility, which matures in August 2007, provides borrowing availability of up to a maximum of $21.0 million. The facility bears interest at the 1-month Libor rate plus 0.60% (5.92% at September 30, 2006). At September 30, 2006, there were no amounts outstanding under the facility with available funding of $21.0 million. The facility is supported by a guarantee from the Company. Additional details on the above lines of credit are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Guarantees
In 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant disclosure, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of September 30, 2006, the Company has issued $31.0 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of September 30, 2006, the maximum future payments under these letters of credit are $31.0 million.
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

	Nine Months Ended
	September 30,
	2006	2005

January 1	$2,117	$369
Provision for product warranties	4,026	1,451
Change in estimate	(461)	—
Settlements during the period	(2,459)	(1,105)

September 30	$3,223	$715

6. Operating Segments
The Company’s operations are divided into three geographic operating segments. These operating segments represent its three divisions: The Americas, Asia-Pacific and Europe. These divisions all derive revenues from sales of wireless devices, accessories, prepaid cards and fees from the provision of logistic services.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The Company has previously discontinued several operating entities, which materially affected certain operating segments. The operating results for all periods presented below reflect the reclassification of discontinued operating entities to discontinued operations. A summary of the Company’s operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2006 and 2005:

	Distribution	Logistic		Operating
	Revenue	Services	Total	Income
	from	Revenue from	Revenue from	from
	External	External	External	Continuing
	Customers	Customers	Customers	Operations(1)

Three Months Ended September 30, 2006:
Americas	$158,278	$48,567	$206,845	$7,191
Asia-Pacific	284,559	5,666	290,225	2,115
Europe	109,565	27,104	136,669	3,168

	$552,402	$81,337	$633,739	$12,474

Three Months Ended September 30, 2005:
Americas	$131,829	$41,444	$173,273	$8,737
Asia-Pacific	274,725	6,538	281,263	2,627
Europe	64,407	26,032	90,439	(73)

	$470,961	$74,014	$544,975	$11,291

Nine Months Ended September 30, 2006:
Americas	$445,102	$154,827	$599,929	$25,138
Asia-Pacific	780,001	18,871	798,872	4,829
Europe	277,785	71,566	349,351	6,402

	$1,502,888	$245,264	$1,748,152	$36,369

Nine Months Ended September 30, 2005:
Americas	$353,470	$112,817	$466,287	$21,495
Asia-Pacific	765,253	20,452	785,705	6,793
Europe	185,177	72,374	257,551	(149)

	$1,303,900	$205,643	$1,509,543	$28,139

(1)	Certain corporate expenses are allocated to the segments based on total revenue.
Additional segment information is as follows (in thousands):

	September 30,	December 31,
	2006	2005

Total segment assets:
Americas(1)	$215,534	$211,608
Asia-Pacific	328,862	172,414
Europe	141,782	103,802

	$686,178	$487,824

(1)	Includes corporate assets.
The increase in segment assets in the Asia-Pacific division resulted primarily from a significant purchase of wireless device inventory as part of an expanded global relationship with a major original equipment manufacturer. The wireless devices were procured under the terms of an existing supply agreement in the Philippines, however, the Company intends to sell the products through all of its international operations including those outside of the Asia-Pacific region. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement.

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
The Company’s subsidiary in Sweden, Brightpoint Sweden AB (BP Sweden), has received an assessment from the Swedish Tax Agency (STA) regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company’s liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.5 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.

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
Recent developments during 2006 include:
•	Purchase of Trio Industries, Inc. (TrioTek). In October 2006, our Americas division completed its acquisition of TrioTek for an initial purchase price of approximately $0.7 million. The acquisition of TrioTek was part of the Company’s continued investment in Advanced Wireless Services (AWS) in the Americas.
•	Supplier Diversification. In September 2006, we made a significant purchase of wireless device inventory as part of an expanded global relationship with a major original equipment manufacturer. The wireless devices were procured under the terms of an existing supply agreement in the Philippines, however, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement.
•	T-Mobile USA, Inc. (T-Mobile) Master Service Agreement. In August 2006, we entered into a Master Service Agreement (the Agreement) with T-Mobile in the United States to provide a full range of integrated forward logistic services enabling T-Mobile to deliver its wireless devices to its direct and indirect distribution channels, as well as directly to T-Mobile’s subscribers. Revenue and direct costs associated with the initial facility preparation phase of this Agreement have been deferred as further discussed in Note 1 of the Notes to the unaudited Consolidated Financial Statements.
•	Purchase of Persequor Limited (Persequor). In February 2006, we acquired all of the outstanding shares of Persequor for approximately $0.6 million (net of cash acquired).

RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Three Months Ended
	September 30,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$206,845	33%	$173,273	32%	19%
Asia-Pacific	290,225	46%	281,263	52%	3%
Europe	136,669	21%	90,439	16%	51%

Total	$633,739	100%	$544,975	100%	16%

REVENUE BY SERVICE LINE:
Distribution	$552,402	87%	$470,961	86%	17%
Logistic services	81,337	13%	74,014	14%	10%

Total	$633,739	100%	$544,975	100%	16%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	9,722	77%	8,510	79%	14%
Asia-Pacific	2,414	19%	1,981	18%	22%
Europe	480	4%	320	3%	50%

Total	12,616	100%	10,811	100%	17%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	3,417	27%	3,057	28%	12%
Logistic services	9,199	73%	7,754	72%	19%

Total	12,616	100%	10,811	100%	17%

Total worldwide revenue was $633.7 million for the three months ended September 30, 2006, which represents growth of 16% compared to the same period in the prior year. Worldwide distribution revenue increased 17% to $552.4 million for the three months ended September 30, 2006 compared to $471.0 million for the same period in the prior year. Growth in wireless devices sold through distribution contributed to 11% of the increase in distribution revenue, and a higher average selling price positively impacted distribution revenue by approximately 4%. An increase in revenue from the sale of accessories positively impacted distribution revenue by 1%. Fluctuations in foreign currencies positively impacted worldwide product distribution revenue by approximately 1% for the three months ended September 30, 2006.
Worldwide logistic services revenue increased 10% to $81.3 million for the three months ended September 30, 2006 compared to $74.0 million for the same period in the prior year. Growth in wireless devices handled contributed to 8% of the increase in logistic services revenue, and a higher average fulfillment fee per unit positively impacted logistic services revenue by approximately 3%. These increases were partially offset by a decrease in non-handset based revenue, which negatively impacted worldwide logistic services revenue by 1%. Fluctuations in foreign currencies negatively impacted worldwide logistic services revenue by less than 1%.

	Nine Months Ended
	September 30,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$599,929	34%	$466,287	31%	29%
Asia-Pacific	798,872	46%	785,705	52%	2%
Europe	349,351	20%	257,551	17%	36%

Total	$1,748,152	100%	$1,509,543	100%	16%

REVENUE BY SERVICE LINE:
Distribution	$1,502,888	86%	$1,303,900	86%	15%
Logistic services	245,264	14%	205,643	14%	19%

Total	$1,748,152	100%	$1,509,543	100%	16%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	30,851	80%	21,565	77%	43%
Asia-Pacific	6,363	17%	5,438	20%	17%
Europe	1,176	3%	848	3%	39%

Total	38,390	100%	27,851	100%	38%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	9,157	24%	8,306	30%	10%
Logistic services	29,233	76%	19,545	70%	50%

Total	38,390	100%	27,851	100%	38%

Total worldwide revenue was $1.7 billion for the nine months ended September 30, 2006, which represents growth of 16% compared to the same period in the prior year. Worldwide distribution revenue increased 15% to $1.5 billion for the nine months ended September 30, 2006 compared to $1.3 billion for the same period in the prior year. Growth in wireless devices sold through distribution contributed to 10% of the increase in distribution revenue, and a higher average selling price positively impacted distribution revenue by approximately 5%. An increase in revenue from the sale of accessories contributed to approximately 1% of the increase in distribution revenue. Fluctuations in foreign currencies negatively impacted worldwide product distribution revenue by approximately 1% for the nine months ended September 30, 2006.
Worldwide logistic services revenue increased 19% to $245.3 million for the nine months ended September 30, 2006 compared to $205.6 million for the same period in the prior year. Growth in wireless devices handled contributed to 17% of the increase in logistic services revenue, and an increase in revenue from non-handset based services positively impacted logistic services revenue by approximately 5%. These increases were partially offset by a lower average fulfillment fee per unit, which negatively impacted worldwide logistic services revenue by 3%. Fluctuations in foreign currencies negatively impacted worldwide logistic services revenue by less than 1%.

Revenue and wireless devices handled by division:
Americas

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

REVENUE:
Distribution	$158,278	77%	$131,829	76%	20%	$445,102	74%	$353,470	76%	26%
Logistic services	48,567	23%	41,444	24%	17%	154,827	26%	112,817	24%	37%

Total	$206,845	100%	$173,273	100%	19%	$599,929	100%	$466,287	100%	29%

WIRELESS DEVICES HANDLED :
Distribution	1,166	12%	977	11%	19%	3,132	10%	2,561	12%	22%
Logistic services	8,556	88%	7,533	89%	14%	27,719	90%	19,004	88%	46%

Total	9,722	100%	8,510	100%	14%	30,851	100%	21,565	100%	43%

Revenue in our Americas division increased 19% to $206.8 million for the three months ended September 30, 2006 compared to $173.3 million for the same period in the prior year. Product distribution revenue increased 20% in our Americas division to $158.3 million for the third quarter of 2006 compared to $131.8 million for the third quarter of 2005. Growth in wireless devices handled positively impacted distribution revenue by 19%, and an increase in revenue from the sale of accessories positively impacted distribution revenue by approximately 1%. Average selling price remained relatively unchanged for the third quarter of 2006 compared to the same period in the prior year. The number of wireless devices sold through our Americas distribution business increased primarily as a result of an overall increase in market demand and the addition of new suppliers and customers in 2006 and late 2005. Manufacturers continued to launch new innovative products and offer compelling pricing on products, which drove strong market demand. During the third quarter of 2006 we believe we continued to increase our market share with Tier 2 and Tier 3 operators through our preferred supplier agreements with Revol and the Associated Carrier Group (ACG). We believe these preferred supplier agreements continue to enhance our relationship with Motorola and other product suppliers within the Regional Carrier channel.
Logistic services revenue in our Americas division increased 17% to $48.6 million for the third quarter of 2006 compared to $41.4 million for the third quarter of 2005. Growth in wireless devices handled contributed to 11% of the increase in logistic services revenue, and an increase in average fulfillment fee per unit contributed to 5% of the increase in logistic services revenue in our Americas division. Growth in non-handset based revenue positively impacted logistic services revenue in our Americas division by 1%. The increase in wireless devices handled through logistic services in our Americas division was due primarily to increased demand as a result of market growth experienced by current logistic services customers as well as expanded services offered to our current logistic services customers. The growth in wireless devices handled through logistic services in our Americas division was tempered by a significant reduction in volume with our primary network operator customer in Colombia as a result of their decision to radically curtail promotional activities during the third quarter of 2006 due to market saturation in Colombia. Higher volumes of wireless devices handled in Colombia were previously driven primarily by aggressive promotional activity by this operator customer in order to increase their market share. As a result of this operator’s decision to focus on profitability and asset management, we do not expect volume to return to levels we experienced in previous quarters. Average fulfillment fee per unit increased as a result of a shift in the nature of services provided during the third quarter of 2006 as well as an increased fee structure in Colombia due to the reduced volume. Our logistic services revenue is derived from a mix of services with different fee structures from full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and individual handset fulfillment services. While fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service. The average fulfillment fee per unit may be negatively impacted during the fourth quarter of 2006 due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. It is anticipated that the reduction in average fulfillment fee per unit will be partially offset by increased volumes with this customer beginning in 2007.
For the nine months ended September 30, 2006, revenue in our Americas division increased 29% to $599.9 million compared to $466.3 million for the same period in the prior year. Distribution revenue increased 26% to $445.1 million for the nine months ended September 30, 2006 compared to $353.5 million for the same period in the prior year. Logistic services revenue in our Americas division increased 37% to $154.8 million for the nine months ended September 30, 2006 compared to $112.8 million for the same period in the prior year.
Asia-Pacific

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

REVENUE:
Distribution	$284,559	98%	$274,725	98%	4%	$780,001	98%	$765,253	97%	2%
Logistic services	5,666	2%	6,538	2%	(13)%	18,871	2%	20,452	3%	(8)%

Total	$290,225	100%	$281,263	100%	3%	$798,872	100%	$785,705	100%	2%

WIRELESS DEVICES HANDLED :
Distribution	1,934	80%	1,862	94%	4%	5,201	82%	5,159	95%	1%
Logistic services	480	20%	119	6%	303%	1,162	18%	279	5%	316%

Total	2,414	100%	1,981	100%	22%	6,363	100%	5,438	100%	17%

Revenue in our Asia-Pacific division increased 3% to $290.2 million for the three months ended September 30, 2006 compared to $281.3 million for the same period in the prior year. Product distribution revenue increased 4% to $284.6 million for the third quarter of 2006 compared to $274.7 million for the third quarter of 2005. Growth in wireless devices handled and an increase in accessories revenue positively impacted distribution revenue in our Asia-Pacific division by approximately 4% and 1%, respectively. These increases were partially offset by a lower average selling price, which negatively impacted distribution revenue in our Asia-Pacific division by 1%. Fluctuations in foreign currencies negatively impacted distribution revenue by less than 1% in our Asia-Pacific division for the third quarter of 2006. The increases in distribution revenue and wireless devices sold in our Asia-Pacific division were driven by our Brightpoint Asia Limited business as a result of improved product availability at competitive prices. Revenue in our Asia-Pacific division also increased as a result of an expanded global relationship with a major original equipment manufacturer. We made a significant purchase of wireless devices near the end of September, which were procured under the terms of an existing supply agreement with this manufacturer in the Philippines. However, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region. Sales of these wireless devices positively contributed to growth in distribution revenue in our Asia-Pacific division; however, a significant portion of this inventory remained unsold as of the end of the third quarter of 2006. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement. The increases in revenue from our Brightpoint Asia Limited business and from this expanded global relationship were partially offset by a decrease in revenue and wireless devices sold through our distribution business in Australia. The decrease in wireless devices sold through our distribution business in Australia was due to the decision by a certain network operator to change to a closed distribution model for 3G wireless devices as well as a change in terms with a significant customer in that market to a fee-based logistic services arrangement from a distribution arrangement.
Logistic services revenue decreased 13% to $5.7 million for third quarter of 2006 compared to $6.5 million for the same period in the prior year. The decrease in logistic services revenue in our Asia-Pacific division was due primarily to a decrease in revenue from the sale of prepaid airtime in New Zealand as a result of the decision by a major network operator to change from prepaid airtime cards to electronic distribution in which we are not participating in that market. This decrease was partially offset by an increase in handset fulfillment revenue from our Australia business due to a shift to a fee-based logistic services arrangement from a distribution arrangement with a significant customer in that market as discussed previously.
For the nine months ended September 30, 2006, revenue in our Asia-Pacific division increased 2% to $798.9 million compared to $785.7 million for the same period in the prior year. Product distribution revenue increased 2% to $780.0 million for the nine months ended September 30, 2006 compared to $765.3 million for the same period in the prior year. Logistic services revenue decreased 8% to $18.9 million for the nine months ended September 30, 2006 compared to $20.5 million for the same period in the prior year.

Europe

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

REVENUE:
Distribution	$109,565	80%	$64,407	71%	70%	$277,785	80%	$185,177	72%	50%
Logistic services	27,104	20%	26,032	29%	4%	71,566	20%	72,374	28%	(1)%

Total	$136,669	100%	$90,439	100%	51%	$349,351	100%	$257,551	100%	36%

WIRELESS DEVICES HANDLED :
Distribution	317	66%	218	68%	45%	824	70%	586	69%	41%
Logistic services	163	34%	102	32%	60%	352	30%	262	31%	34%

Total	480	100%	320	100%	50%	1,176	100%	848	100%	39%

Revenue in our Europe division increased 51% to $136.7 million for the three months ended September 30, 2006 compared to $90.4 million for the same period in the prior year. Product distribution revenue increased 70% to $109.6 million for the third quarter of 2006 compared to $64.4 million for the third quarter of 2005. Growth in wireless devices handled contributed to approximately 39% of the increase in distribution revenue, and a higher average selling price contributed to 23% of the growth in distribution revenue in our Europe division. Fluctuations in foreign currencies positively impacted distribution revenue by 7%, and an increase in revenue from the sale of accessories contributed to 1% of the growth in distribution revenue in our Europe division. The increases in average selling price and the number of devices sold through distribution in our Europe division were due primarily to increased demand for an availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006. In addition, we believe our Europe division benefited from an expansion of the addressable market in Sweden as well as gains in share within that market.
Logistic services revenue increased 4% to $27.1 million for the third quarter of 2006 compared to $26.0 million for the third quarter of 2005. The increase in logistic services revenue was primarily due to growth in non-handset based logistic services revenue, which was driven by an increase in revenue from repair services within our business in Germany.
For the nine months ended September 30, 2006, revenue in our Europe division increased 36% to $349.4 million compared to $257.6 million for the same period in the prior year. Product distribution revenue increased 50% to $277.8 million compared to $185.2 million for the same period in the prior year. Logistic services revenue decreased 1% to $71.6 million compared to $72.4 million for the same period in the prior year.
Gross Profit and Gross Margin

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
		% of		% of				% of		% of
(Amounts in 000s)	2006	Total	2005	Total		Change	2006	Total	2005	Total		Change

Distribution	$22,618	61%	$17,005	54%		33%	$61,862	57%	$48,157	54%		28%
Logistic services	14,384	39%	14,673	46%		(2)%	47,196	43%	40,240	46%		17%

Gross profit	$37,002	100%	$31,678	100%		17%	$109,058	100%	$88,397	100%		23%

Distribution	4.1%		3.6%	0.5	% points		4.1%		3.7%	0.4	% points
Logistic services	17.7%		19.8%	(2.1	)% points		19.2%		19.6%	(0.4	)% points
Gross margin	5.8%		5.8%	0.0	% points		6.2%		5.9%	0.3	% points
Overall, our gross profit increased 17% for the three months ended September 30, 2006 to $37.0 million compared to $31.7 million for the same period in the prior year primarily due to the 16% growth in revenue. For the nine months ended September 30, 2006, our gross profit increased 23% to $109.1 million compared to $88.4 million for the same period in the prior year due to the 16% growth in revenue and the 0.3 percentage point increase in gross margin.
Gross profit in our distribution business increased 33% to $22.6 million for the third quarter of 2006 compared to $17.0 million for the third quarter of 2005 due to the 17% growth in distribution revenue and the 0.5 percentage point increase in gross margin from distribution. Gross margin from distribution increased 0.5 percentage points to 4.1% for the third quarter of 2006 compared to 3.6% for the third quarter of 2005 primarily due to an increase in gross margin in our Europe division resulting from increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006. Distribution gross margin was also positively impacted by higher distribution gross margin in our Asia-Pacific division for the third quarter of 2006 compared to the third quarter of 2005, which was partially offset by lower distribution gross margin in our Americas division. The increase in distribution gross margin in our Asia-Pacific division was primarily a result of an expanded global relationship with a major original equipment manufacturer. We made a significant purchase of wireless devices near the end of September, which were procured under the terms of an existing supply agreement with this manufacturer in the Philippines. However, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region. Sales of these wireless devices positively contributed to the increase in gross margin in our Asia-Pacific division; however, a significant portion of this inventory remained unsold as of the end of the third quarter of 2006. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement. Gross profit from the sale of these wireless devices included certain promotional incentives received from the manufacturer on units sold during the third quarter of 2006. There can be no assurances that we will receive similar promotional incentives in future periods. The decrease in distribution gross margin in our Americas division was primarily due to inventory obsolescence reserves on aged accessory inventory recorded during the third quarter of 2006. For the nine months ended September 30, 2006, gross profit in our distribution business increased 28% to $61.9 million compared to $48.2 million for the same period in the prior year, and gross margin increased 0.4 percentage points for the same comparative periods.
Gross profit in our logistic services business decreased 2% to $14.4 million for the third quarter of 2006 compared to $14.7 million for the same period in the prior year. Gross margin from logistic services decreased 2.1 percentage points to 17.7% for the third quarter of 2006 compared to 19.8% for the third quarter of 2005. The decreases in gross margin and gross profit were due primarily to a decline in gross margin from handset fulfillment in our Americas division. Our Americas division experienced lower gross margins from handset fulfillment due in part to the significant reduction in volume with our primary network operator customer in Colombia as discussed previously. We began reducing our costs in Colombia during the third quarter of 2006; however, due to the rapid curtailment of this operator’s promotional activity, we were unable to reduce variable personnel and other costs as quickly as volume declined. We are currently evaluating our business model in Colombia in order to improve its financial performance at these reduced volume levels. Gross margin from handset fulfillment in our Americas division also declined due to a shift in mix to more complex handset fulfillment services for which we have yet to realize operational efficiencies as well as incremental costs associated with our new distribution facility opened in the United States during the first quarter of 2006. Our Americas division continues to focus on leveraging our increased capacity and improving productivity on more labor intensive service offerings by realizing operational efficiencies through continued investment in automation and infrastructure. Furthermore, gross margin from handset fulfillment in our Americas division was negatively impacted by low volumes experienced by new MVNO customers and the commitment of resources we have made during the launch and development phase. We continue to believe certain of these MVNO customers will be positive contributors to our profitability once they reach volume levels that allow us to achieve economies of scale. The decrease in handset fulfillment margin was partially offset by higher gross margin and gross profit from non-handset based logistic services as a result of expanded services offered to current logistic services customers as well as a change in mix of services. For the nine months ended September 30, 2006, gross profit in our logistic services business increased 17% to $47.2 million compared to $40.2 million for the same period in the prior year. Gross margin decreased 0.4 percentage points to 19.2% for the nine months ended September 30, 2006 compared to 19.6% for the same period in the prior year.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

SG&A expenses	$24,528	$20,657	19%	$72,698	$59,325	23%
Percent of revenue	3.9%	3.8%	0.1 % points	4.2%	3.9%	0.3 % points
SG&A expenses increased $3.9 million or 19% for the three months ended September 30, 2006 compared to the same period in the prior year. For the nine months ended September 30, 2006, SG&A expenses increased $13.4 million or 23% compared to the same period in the prior year. As a percent of revenue, SG&A increased 0.1 percentage points for the third quarter of 2006 compared to the third quarter of 2005, and SG&A increased 0.3 percentage points for the nine months ended September 30, 2006 compared to the same period in the prior year. The increase in SG&A expenses for the three months ended September 30, 2005 was due to a $1.8 million increase in personnel costs primarily in support of overall growth in unit volumes, a $0.2 million (pre-tax) increase in non-cash stock based compensation including the effect of adopting Statement of Financial Accounting Standards (SFAS) 123(R), a $0.3 million increase to support our investment in Advanced Wireless Services (AWS) in the Americas and a $0.9 million increase related to the acquisition of Persequor in Asia-Pacific during the first quarter of 2006. Other smaller increases in SG&A expenses were offset by a decrease in incentive compensation expense of $0.7 million for the third quarter of 2006 compared to the third quarter of 2005. The decrease in incentive compensation was the result of not accruing certain executive bonuses during the quarter and reversing certain executive bonuses reserved in previous quarters as a result of not achieving certain strategic targets. The increase in SG&A expenses for the nine months ended September 30, 2006 was due to a $5.1 million increase to support overall growth in unit volumes, a $2.5 million (pre-tax) increase in non-cash stock based compensation including the effect of adopting Statement of Financial Accounting Standards (SFAS) 123(R), a $0.4 million increase in incentive compensation, a $1.4 million increase to support our investment in Advanced Wireless Services (AWS) in the Americas and a $2.1 million increase related to the acquisition of Persequor in Asia-Pacific during the first quarter of 2006.
Facility Consolidation Charge
In September 2004, our subsidiary in Australia entered into a new facility lease arrangement, which commenced in the first quarter of 2005. We vacated our previous location in Australia during the first quarter of 2005, which resulted in a pre-tax charge of $0.9 million for the nine months ended September 30, 2005.
Operating Income from Continuing Operations
Operating Income (Loss) by Division:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change	2006	Total	2005	Total	Change

Americas	$7,191	58%	$8,737	77%	(18)%	$25,138	69%	$21,495	76%	17%
Asia-Pacific	2,115	17%	2,627	23%	(19)%	4,829	13%	6,793	24%	(29)%
Europe	3,168	25%	(73)	—	4,441%	6,402	18%	(149)	—	4,397%

Total	$12,474	100%	$11,291	100%	10%	$36,369	100%	$28,139	100%	29%

Operating Income (Loss) as a Percent of Revenue by Division:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Americas	3.5%	5.0%	(1.5)% points	4.2%	4.6%	(0.4)% points
Asia-Pacific	0.7%	0.9%	(0.2)% points	0.6%	0.9%	(0.3)% points
Europe	2.3%	(0.1)%	2.4 % points	1.8%	(0.1)%	1.9 % points
Total	2.0%	2.1%	(0.1)% points	2.1%	1.9%	0.2 % points
Operating income from continuing operations increased 10% to $12.5 million for the third quarter of 2006 compared to $11.3 million for the third quarter of 2005. The increase in operating income was due to a $5.3 million increase in gross profit compared to a $3.9 million increase in SG&A expenses. For the nine months ended September 30, 2006, operating income from continuing operations increased 29% to $36.4 million from $28.1 million for the same period in the prior year. The increase in operating income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to a $20.7 million increase in gross profit compared to an increase in SG&A expenses of only $13.4 million.
In our Americas division, operating income from continuing operations decreased 18% to $7.2 million for the third quarter of 2006 compared to $8.7 million for the third quarter of 2005. As a percent of revenue, operating income decreased 1.5 percentage points. The decrease in operating income was due to a decrease in gross profit combined with an increase in SG&A expenses (including the allocation of certain corporate expenses). The decrease in gross profit in our Americas division was primarily driven by lower volumes in Colombia. We began reducing our costs in Colombia during the third quarter of 2006; however, due to the rapid curtailment of this operator’s promotional activity, we were unable to reduce variable personnel and other costs as quickly as volume declined. We are currently evaluating our business model in Colombia in order to improve its financial performance at these reduced volume levels. The increase in SG&A expenses was due to our continued investment in AWS and increased advertising and promotional costs in support of volume growth in our distribution business in the Americas. For the nine months ended September 30, 2006, operating income from continuing operations in our Americas division increased 17% to $25.1 million from $21.5 million for the same period in the prior year. As a percent of revenue, operating income decreased 0.4 percentage points primarily due to the lower volumes in Colombia.
Operating income from continuing operations in our Asia-Pacific division decreased 19% to $2.1 million for the third quarter of 2006 from $2.6 million for the third quarter of 2005. As a percent of revenue, operating income decreased 0.2 percentage points. The decrease in operating income was due to a 20% increase in SG&A expenses (including the allocation of certain corporate expenses) compared to an increase in gross profit of only 12% for the third quarter of 2006 compared to the third quarter of 2005. The increase in SG&A expenses in our Asia-Pacific division was due to incremental costs associated with our acquisition of Persequor as well as incremental personnel costs in support of overall growth in volume in that division. Incremental costs associated with our acquisition of Persequor include personnel costs for information technology employees who have been working on global strategic information technology initiatives. For the nine months ended September 30, 2006, operating income from continuing operations decreased 29% to $4.8 million from $6.8 million for the same period in the prior year. As a percent of revenue, operating income decreased 0.3 percentage points. The decrease in operating income from continuing operations for the nine months ended September 30, 2006 compared to the same period in the prior year was due primarily to a 21% increase in SG&A expenses compared to an increase in gross profit of only 5%. The increase in SG&A expenses in our Asia-Pacific division for the nine months ended September 30, 2006 was driven by incremental costs associated with our acquisition of Persequor.
Operating income from continuing operations in our Europe division increased to $3.2 million for the third quarter of 2006 compared to an operating loss of $0.1 million for the third quarter of 2005. As a percent of revenue, operating income increased 2.4 percentage points. This increase was due to higher gross profit as a result of increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006, partially offset by higher SG&A expenses (including the allocation of certain corporate expenses). For the nine months ended September 30, 2006, operating income from continuing operations in our Europe division increased to $6.4 million compared to an operating loss of $0.1 million for the same period in the prior year. As a percent of revenue, operating income increased 1.9 percentage points. This increase was due to demand for new products as well as favorable market conditions in Sweden.
Interest
The components of interest, net are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Interest expense	$598	$496	21%	$1,681	$959	75%
Interest income	(372)	(356)	4%	(1,258)	(803)	57%

Interest, net	$226	$140	61%	$423	$156	171%

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was partially offset by an increase in interest income from short-term investments. There were no outstanding balances on lines of credit at September 30, 2006 and December 31, 2005. However, the timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year. In addition, in certain subsidiaries, our local lenders restrict the amount of funds that can be transferred offshore to affiliates and the parent company, or our local lenders restrict the use of intercompany funds that can be used to pay down lines of credit. During the three-month and nine-month periods ended September 30, 2006, the largest outstanding borrowings on a given day were approximately $34.4 million and $35.7 million, and average outstanding balances were approximately $16.2 million and $17.7 million for the same respective periods.
Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Other expense	$275	$129	113%	$213	$531	(60)%
Percent of revenue	0.0%	0.0%	—	0.0%	0.0%	—
The increase in other expenses during the third quarter of 2006 compared to the third quarter of 2005 was due primarily to foreign currency transaction losses. The decreases in other expenses for the nine months ended September 30, 2006 compared to the same periods in the prior year was due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway and the corresponding decrease in costs associated with the sale of those receivables, partially offset by foreign currency transaction losses.
Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in 000s)	2006	2005	Change	2006	2005	Change

Income tax expense	$3,029	$2,749	10%	$9,576	$7,366	30%
Effective tax rate	25.3%	24.9%	0.4 %points	26.8%	26.8%	—
Income tax expense for the third quarter of 2006 was $3.0 million, resulting in an effective tax rate of 25.3% compared to an effective tax rate of 24.9% for the third quarter of 2005. The increase in the effective tax rate was primarily the result of a shift in mix of income earned in different tax jurisdictions. Our effective income tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States.
Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in 000s)	2006	2005	2006	2005

Revenue	$—	$30,136	$—	$75,122

Loss from discontinued operations	$(183)	$(15,452)	$(358)	$(19,827)
Gain on disposal of discontinued operations	3	997	74	1,331

Total loss from discontinued operations	$(180)	$(14,455)	$(284)	$(18,496)

The loss from discontinued operations for the three and nine months ended September 30, 2005 relates primarily to losses incurred in Brightpoint France, which was sold during the fourth quarter of 2005.

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
As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the nine months ended September 30, 2006 are $1.9 million and $1.5 million lower than if we had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the nine months ended September 30, 2006 was $2.9 million (net of related tax effects), compared to $1.4 million that would have been included in the determination of net income had we continued to account for stock based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.03 lower than if we had not adopted SFAS 123(R). In addition, SFAS 123(R) requires cash flows resulting from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, we reported all tax benefits of deductions resulting from stock based compensation as operating cash flows. As a result, the $8.4 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).
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

	Three Months Ended		Trailing Four Quarters Ended
	September 30,		September 30,
(Amounts in 000s)	2006	2005	2006	2005

Operating income after taxes:
Operating income from continuing operations	$12,474	$11,291	$52,583	$43,194
Plus: facility consolidation charge (benefit)	—	(270)	(9)	912
Less: estimated income taxes(1)	(3,157)	(2,748)	(13,594)	(12,487)

Operating income after taxes	$9,317	$8,273	$38,980	$31,619

Invested capital:
Debt	$—	$—	$—	$—
Shareholders’ equity	176,819	142,792	176,819	142,792

Invested capital	$176,819	$142,792	$176,819	$142,792

Average invested capital(2)	$170,971	$147,790	$156,548	$147,367
ROIC(3)	22%	22%	25%	21%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing four quarters represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four (4).
Cash Conversion Cycle

	Three Months Ended
	September 30,
	2006	2005

Days sales outstanding in accounts receivable	24	21
Days inventory on-hand	47	18
Days payable outstanding	(60)	(35)

Cash conversion cycle days	11	4
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
During the third quarter of 2006, the cash conversion cycle increased to 11 days compared to 4 days for the third quarter of 2005. The change in the cash conversion cycle was due to a 3-day increase in days sales outstanding in accounts receivable and a 29-day increase in days inventory on-hand, partially offset by a 25-day increase in days payable outstanding. The increase in days sales outstanding was primarily due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway during the first quarter of 2006. The 29-day increase in days inventory on-hand was primarily attributable to our Asia-Pacific and Europe divisions. The increase in days inventory on-hand in our Asia-Pacific division resulted primarily from a significant purchase of wireless device inventory as part of an expanded global relationship with a major original equipment manufacturer. The wireless devices were procured under the terms of an existing supply agreement in the Philippines, however, the Company intends to sell the products through all of its international operations including those outside of the Asia-Pacific region. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement. The increase in days inventory on-hand in our Europe division was primarily a result of an increase in inventory in support of overall increase in volume as well as a slow down in channel sales for Russia in September. The slow down in channel sales for Russia was a result of a lack of credit availability with a key customer in that market, which was resolved early in the fourth quarter of 2006. The 25-day increase in days payable outstanding was primarily related to the large inventory purchase in our Asia-Pacific division as well as the increase in inventory in Europe. Days inventory on-hand increased more than days payable outstanding as a result of early pay discounts taken on certain purchases in our Europe division.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Nine Months Ended
	September 30,
(Amounts in 000s)	2006	2005	Change

Net cash provided by (used in):
Operating activities	$(1,286)	$54,778	$(56,064)
Investing activities	3,464	(3,160)	6,624
Financing activities	(4,224)	(5,751)	1,527
Effect of exchange rate changes on cash and cash equivalents	(414)	(5,168)	4,754

Net increase (decrease) in cash and cash equivalents	$(2,460)	$40,699	$(43,159)

Net cash used in operating activities was $1.3 million for the nine months ended September 30, 2006 compared to $54.8 million of cash provided by operating activities for the nine months ended September 30, 2005, a change of $56.1 million. The reduction in cash provided by operating activities was primarily due to:
•	$52.2 million more cash used for working capital. The increase in cash used for working capital was primarily due increased payments to vendors during the nine months ended September 30, 2006 compared to the same period in the prior year due to the timing of product receipts and related payments. The increased payments to vendors were also impacted by the mix of vendors owed with which we have different terms. Furthermore, the increase in cash used for working capital was also due to an increase in inventory levels in our Europe division for which certain vendors were paid early in order to take advantage of discounts. The increase in cash used for working capital for the nine months ended September 30, 2006 compared to the same period in the prior year also includes $15.7 million used to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway during the first quarter of 2006. Inventory increased in our Asia-Pacific division primarily from a significant purchase of wireless device inventory as part of an expanded global relationship with a major original equipment manufacturer. However, this increase in inventory had no impact on our cash flows since we had not paid for any of the product as of September 30, 2006. The wireless devices were procured under the terms of an existing supply agreement in the Philippines, however, the Company intends to sell the products through all of its international operations including those outside of the Asia-Pacific region. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement. We will fund the purchase of this product using cash generated from selling the product. To the extent that all of the product has not been sold or cash has not been collected from our customers at the time payment is due, we believe we have adequate existing liquidity to pay our vendor.
•	$3.8 million less cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2006 compared to the same period in the prior year. For the nine months ended September 30, 2005, cash provided by operating activities before changes in operating assets and liabilities included $13.7 million of cash provided by reductions in cash collateral requirements.
Net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2006, a change of $6.6 million compared to the nine months ended September 30, 2005 primarily due to:
•	$15.0 million more cash provided by contract financing arrangements.
partially offset by:
•	$6.2 million increase in capital expenditures during the first nine months of 2006 compared to the same period in the prior year. The increase in capital expenditures was primarily due to investments in information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities.

•	$2.7 million less cash provided from other long-term assets for the nine months ended September 30, 2006 compared to the same period in the prior year.
Net cash used for financing activities was $4.2 million for the nine months ended September 30, 2006, a decrease of $1.5 million compared to the same period in the prior year primarily due to:
•	$8.4 million of tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) as a result of adopting SFAS 123(R).

•	$2.4 million additional proceeds from stock option exercises during the nine months ended September 30, 2006 compared to the same period in the prior year.
partially offset by:
•	$9.4 million additional purchases of treasury stock during the nine months ended September 30, 2006 compared to the same period in the prior year.

Lines of Credit
The table below summarizes lines of credit that were available to the Company as of September 30, 2006:

				Letters of Credit &	Net
(Amounts in 000s)	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$20,000	$43,000
Australia	37,295	36,717	—	11,043	25,674
New Zealand	7,836	6,626	—	—	6,626
Sweden	2,045	2,045	—	—	2,045
Slovakia	21,000	21,000	—	—	21,000

Total	$138,176	$129,388	$—	$31,043	$98,345

In April 2006, the credit facility utilized by our primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc., matured and was not renewed. In addition, the credit facility utilized by our primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., matured in May 2006 and was not renewed. In August 2006, Brightpoint Slovakia s.r.o. entered into a credit facility with Všeobecná úverová banka, a.s. (VUB). This facility, which matures in August of 2007, provides borrowing availability of up to a maximum of $21.0 million. The facility bears interest at the 1-month Libor rate plus 0.60% (5.92% at September 30, 2006). At September 30, 2006, there were no amounts outstanding under the facility with available funding of $21.0 million. The facility is supported by a guarantee from the Company. Future borrowing needs of Brightpoint Philippines, Inc. will be funded with either existing liquidity or new credit facilities.
Brightpoint North America L.P. entered into an agreement with GE Capital in 2001, which has been amended periodically as circumstances warranted changes to the agreement and was additionally amended in October of 2006. The October 2006 amendment, among other things, allows us to request an increase in aggregate commitments of up to $40.0 million, and it lowers the fixed charge coverage ratios to be maintained prior to causing a change in the level of applicable margin to be added to the applicable interest rate. We believe these amendments have generally been favorable to the Company. Additional details on the above lines of credit are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Liquidity and Capital Resources
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

	September 30,	December 31,
(Amounts in 000s)	2006	2005	% Change

Unrestricted cash	$103,593	$106,053	(2)%
Unused borrowing availability	98,345	79,494	24%

Liquidity	$201,938	$185,547	9%

Capital expenditures were $14.1 million during the first nine months of 2006. Capital expenditures were primarily related to investments in information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities. Expenditures for capital resources have historically been composed of information systems, leasehold improvements and warehouse equipment. We expect this pattern to continue in future periods, and we have planned capital expenditures of up to $7.0 million for the remainder of 2006. We expect to be able to fund our planned capital expenditures with existing liquidity. Approximately $4.7 million of planned capital expenditures for the fourth quarter of 2006 relate to our new dedicated distribution facility in Louisville, Kentucky, for which a portion of the capital expenditures will be funded with amounts received from our customer.

In September 2006, we made a significant purchase of wireless device inventory as part of an expanded global relationship with a major original equipment manufacturer. The wireless devices were procured under the terms of an existing supply agreement in the Philippines, however, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement. We will fund the purchase of this product using cash generated from selling the product. To the extent that all of the product has not been sold or cash has not been collected from our customers at the time payment is due, we believe we have adequate existing liquidity to pay our vendor.
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
The Company’s subsidiary in Sweden, Brightpoint Sweden AB (BP Sweden), has received an assessment from the Swedish Tax Agency (STA) regarding value-added taxes the STA claims are due, relating to certain transactions entered into by BP Sweden during 2004. BP Sweden has filed an appeal against the decision. Although the Company’s liability pursuant to this assessment by the STA, if any, cannot currently be determined, the Company believes the range of the potential liability is between $0 and $1.5 million (at current exchange rates) including penalties and interest. The Company continues to dispute this claim and intends to defend this matter vigorously.
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

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Cautionary Statements(1)

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: November 8, 2006	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 8, 2006	/s/ Vincent Donargo
Vincent Donargo
Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)