Form 10-K
period 2006-12-31
BRIGHTPOINT INC
filed 2007-02-23
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)
2601 METROPOLIS PARKWAY, SUITE 210, PLAINFIELD, INDIANA 46168
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (317) 707-2355
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par value Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $657,535,706.
The number of shares of Common Stock outstanding as of February 20, 2007: 50,717,101
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2007, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I
Item 1. Business.
General
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”), Mobile Virtual Network Operators (“MVNOs”) and manufacturers with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, the United Arab Emirates, the United Kingdom and the United States. We provide integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We provide distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc. In June 2004, we reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.
Our website is www.brightpoint.com. We make available, free of charge, at this website our Code of Business Conduct, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.
In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Brightpoint, Inc., 2601 Metropolis Parkway, Suite 210, Plainfield, Indiana 46168, telephone number: (877) 447-2355.
Unless the context otherwise requires, the terms “Brightpoint,” “Company,” “we,” “our” and “us” means Brightpoint, Inc. and its consolidated subsidiaries.
Financial Overview and Recent Developments
•	Proposed Dangaard Telecom A/S Transaction. On February 19, 2007, we entered into a Stock Purchase Agreement, referred to as the Purchase Agreement, by and among us, Dangaard Holding A/S, a Danish company, referred to as the Shareholder, Dangaard Telecom A/S, a Danish company, referred to as the Target, and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.4 only), consisting of: Nordic Capital VI Alpha, L.P. and Nordic Capital Beta, L.P., Jersey limited partnerships acting through their general partner Nordic Capital VI Limited, a Jersey company, NC VI Limited, a Jersey company, and Nordic Industries Limited, a Jersey company.

Upon consummation of the transactions contemplated by the Purchase Agreement, we will purchase all of the issued and outstanding capital stock of the Target from the Shareholder for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of our common stock, $0.01 par value, referred to as the Shares.

As a condition to the closing of the transactions contemplated by the Purchase Agreement, we will execute the following additional agreements as of closing: (i) a Registration Rights Agreement by and between us and the Shareholder, referred to as the Registration Agreement, (ii) a Shareholder Agreement by and between us and the Shareholder, referred to as the Shareholder Agreement, and (iii) an Escrow Agreement by and among us, the Shareholder and an escrow agent, selected by us and reasonably acceptable to the Shareholder, referred to as the Escrow Agreement.

In accordance with the Escrow Agreement, at closing, 3,000,000 of the Shares will be deposited into escrow for a period of three years to secure the indemnity obligations of the Shareholder to us under the Purchase Agreement.

Under the Registration Agreement, we granted certain registration obligations to the Shareholder and its successors and permitted assigns.

Under the Shareholder Agreement, at the closing we are required to take all action to cause our Board of Directors to be comprised of nine Directors, which will include up to three Directors proposed by the Shareholder for review and approval by the Corporate Governance and Nominating Committee of our Board as nominees to our Board at closing. Thereafter, the number of directors that the Shareholder will have the right to propose to the Corporate Governance and Nominating Committee of our Board for future election to our Board (between none and three) will depend upon the level of the Shareholder’s ownership percentage of our common stock as stated in the Shareholder Agreement.

The closing is subject to various conditions, including, but not limited to, certain regulatory approvals, lender approvals and the approval by our stockholders. We currently expect the transaction to close during June or July of 2007.
•	New Global Credit Facility. On February 16, 2007, we entered into a Credit Agreement, referred to as the Credit Agreement, by and among us (and certain of our subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement establishes a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The line of credit contains an uncommitted accordion facility pursuant to which we may be able to increase the total commitment under the revolving credit facility up to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of our property and a pledge of the voting stock issued by certain of our subsidiaries. The Credit Agreement replaces our $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the Credit Agreement dated December 24, 2002, as amended.
•	Proposed CellStar Corporation Transaction. On December 18, 2006, our wholly-owned subsidiary, 2601 Metropolis Corp., entered into a definitive agreement with CellStar Corporation and certain of its subsidiaries (“CellStar”) to acquire specific assets (and assume certain liabilities) used in connection with CellStar’s U.S. operations and its Miami-based Latin America business for $88 million in cash (subject to certain adjustments). The closing of the proposed transaction, which is subject to the approval of Cellstar’s stockholders and the completion of customary closing conditions, is expected to occur in late March or early April of 2007.
•	Supplier Diversification. In September 2006, we made a significant purchase of wireless device inventory under the terms of an existing supply agreement in the Philippines. On November 7, 2006, we entered into a distribution agreement, whereby we were appointed as a distributor for Motorola wireless devices and related accessories covering various regions, with the initial focus of this master distribution agreement on Central Europe. In December 2006, we made a significant purchase of wireless device inventory under the terms of this new distribution agreement. The wireless devices were procured in our Asia-Pacific region; however, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region.

In addition, on November 7, 2006 our primary North American subsidiary, Brightpoint North America L.P., entered into a logistic services agreement with Motorola to provide a wide range of outsourced logistic services to support Motorola’s retail and direct-to-consumer channels for Motorola’s Mobile Devices Business and Connected Home Business.

In the first quarter of 2006, Brightpoint North America L.P. entered into an agreement with Motorola to distribute wireless devices and related accessories to certain of our customers in the United States.
•	Purchase of Trio Industries, Inc. (“TrioTek”). In October 2006, Wireless Fulfillment Services LLC, a subsidiary of our Americas division, completed its acquisition of TrioTek for an initial purchase price of approximately $0.6 million. The acquisition of TrioTek was part of the Company’s continued investment in Advanced Wireless Services (AWS) in the Americas.
•	T-Mobile USA, Inc. (“T-Mobile”) Master Service Agreement. In August 2006, we entered into a Master Service Agreement (the “Agreement”) with T-Mobile in the United States to provide a full range of integrated forward logistic services enabling T-Mobile to deliver its wireless devices to its direct and indirect distribution channels, as well as directly to T-Mobile’s subscribers. Revenue and direct costs associated with the initial facility preparation phase of the Agreement have been deferred as further discussed in Note 3 to the Consolidated Financial Statements.
•	Purchase of Persequor Limited (“Persequor”). In February 2006, we acquired all of the outstanding shares of Persequor for approximately $0.6 million (net of cash acquired).
Global Wireless Industry
The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:
•	Mobile operators: build and operate wireless networks and provide voice and data access services to subscribers. Certain mobile operators resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks. These mobile operators are referred to as MVNOs.
•	Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to host and operate the networks.
•	Component designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, antennae and others.
•	Content providers: develop mobile content for use with wireless devices and provide consumers with content such as ring tones, messaging, music, streaming video and television, games and other applications.

•	Wireless device manufacturers: design, manufacture, and market wireless devices, such as cellular phones, wireless personal digital assistants, smart-phones and pagers, which connect subscribers to a wireless network.
•	Distributors, retailers and resellers: distributors provide logistic and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retailers, value-added resellers and system integrators provide subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device.
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
From 2005 to 2006, the estimated number of worldwide wireless subscribers increased by approximately 500 million to over 2.6 billion. At the end of 2006, wireless penetration was estimated to be approximately 42% of the world’s population. During 2006, shipments of wireless devices in the global wireless industry increased by approximately 22% to an estimated 975 million wireless devices. Worldwide wireless device shipments are currently forecasted to be approximately 1.1 to 1.2 billion devices in 2007. The percentage of replacement wireless device shipments has grown and replacement remains the single biggest factor driving global wireless device sell-in demand. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection was based on Company and industry analyst estimates.
We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to Item 1A, “Risk Factors”):
Replacement Devices. As overall subscriber penetration increases in many markets, growth in wireless device volume is more dependent on the replacement of wireless devices by existing subscribers. During 2006, shipments of replacement wireless devices in the global wireless industry increased from approximately 500 million devices in 2005 to over 700 million devices. In 2007, it is estimated that replacement device shipments could represent as much as 80% of total wireless device shipments. We believe that the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (2.5G and 3G) with streaming video and television, color displays, camera-enabled handsets including mega-pixel embedded cameras, MP3 and other audio capabilities, internet access and content such as ring tones, images and games. Mobile data (mobile music, mobile TV and mobile social networking) will continue to drive the replacement cycle. While the new features, enhanced functionalities and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.
Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Greater economic growth, increased wireless service availability or lower cost of wireless service compared to conventional fixed line systems and reductions in the cost of wireless devices may result in an increase in subscribers. In particular, markets or regions such as India, Latin America, China and Eastern Europe are expected to increase their number of subscribers significantly. Increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications may further increase the number of subscribers in markets that have historically had high penetration rates. More mobile operators may offer services including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through increased bandwidth, thereby attracting more subscribers to mobile operators which offer such services.
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
New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. For example, many companies have announced their intentions to create MVNOs in order to leverage their content and brands in the wireless space. This follows the success that MVNO companies such as Virgin Mobile, Boost Mobile and TracFone have had in attracting new, incremental mobile subscribers in the United States. In addition, companies such as Microsoft (wireless device operating systems provider) and High Tech Computer Corp. (wireless device manufacturer) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. Furthermore, in January 2007, Apple introduced its iPhone, which is a combination of a mobile phone, a widescreen iPod and a wireless internet communication device. These companies and their products may heighten competition with existing manufacturers and provide consumers with more feature-rich products, broader selection and new market channels, which may result in increased wireless device shipments.
Pricing Factors and Average Selling Prices. It is estimated that in 2006 the global wireless industry’s average selling price for wireless devices declined slightly from 2005. A number of factors impacted the actual average selling prices including, but not limited to, shortening of the product life cycle, decreasing manufacturing costs due to higher volumes, manufacturing efficiencies, reductions in material costs, consumer demand, manufacturers’ promotional activities, product availability, fluctuations in currency exchange rates, product mix and device functionality. We anticipate that the global wireless industry’s average selling prices for wireless devices will continue to decline despite the fact that manufacturers have been adding enhanced features such as color screens and embedded cameras; however, no assurance can be given regarding the rate of such decline. The decline in average selling prices could offset any growth in revenue from overall growth in wireless device shipments and have an adverse impact on both the industry’s and our distribution revenues. However, changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are fee-based services.
Our Business
Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With 53.5 million wireless devices handled in 2006, we are one of the largest dedicated distributors of wireless devices and providers of customized logistic services to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes product distribution, logistic services, activation services and the sale of prepaid airtime. The majority of our business is conducted in the product distribution and logistic services business models. While our activation services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.
Product Distribution. In our product distribution activities, we purchase a wide variety of wireless voice and data products from leading manufacturers. We take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 20,000 customers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products, which we believe have the potential for enhanced financial return and significant market penetration. In 2006, 2005 and 2004, approximately 86% of our total revenue was derived from product distribution. In 2006, 2005 and 2004, approximately 24%, 28% and 38%, of our total wireless devices handled were sold through product distribution. In 2006, 2005 and 2004, our gross margin on product distribution revenue was 3.9%. Cost of revenue for product distribution includes the costs of the products sold, warehousing, labor and other operating costs.
The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as HTC, Kyocera, LG Electronics, Motorola, Nokia, Qtek (a product of High Tech Computer Corp.), Samsung, Siemens, Sony Ericsson and UTStarcom. In 2006, 2005 and 2004, our sales of wireless devices through product distribution totaled 12.8 million, 11.8 million and 10.1 million devices. Although the industry’s average selling prices have continued to decline, our average selling prices have increased due to the mix of wireless devices we sell and the markets in which we operate. In 2006, 2005 and 2004, our average selling price for wireless devices was approximately $153, $147, and $142 per unit.
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
Logistic Services. Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of ALLTEL (United States), Cricket Communications (United States), MetroPCS (United States), Motorola (United States), Sprint Nextel (United States), T-Mobile (United States), TracFone (United States), Virgin Mobile (United States), COMCEL (Colombia), T-Mobile Slovensko (Slovakia) and Vodafone (Australia).
During 2006, 2005 and 2004, logistic services accounted for approximately 14% of our total revenue and accounted for approximately 76%, 72% and 62% of the total wireless devices we handled. In 2006, 2005 and 2004, our logistic services gross margin was 21.1%, 20.6% and 18.2%. Cost of revenue for logistic services is primarily composed of direct and indirect labor, warehousing, information technology and other operating costs. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than our distribution business.
Activation Services. In our activation services business, we provide a cost-effective channel for mobile operators and MVNOs to add new subscribers. We do this by establishing and managing a network of independent authorized retailers (referred to as the Accesspoint Dealer Network). We provide our Accesspoint Dealer Network with access to products and support them through commissions management, sales and marketing programs, merchandising programs, training programs, incentive programs and cooperative advertising. As these retailers activate or upgrade subscribers, they earn commissions from mobile operators. We collect these commissions from the mobile operators and pay the retailers their pro-rata portion of the commissions after deducting our fees. For mobile operators and MVNOs, we provide them with incremental points of sale, a variable-cost model for acquiring new subscribers and commissions management for our Accesspoint Dealer Network. Sales of wireless devices and related accessories to our network of independent authorized retailers are included in product distribution revenues and fees earned from commissions management services are included in logistic services revenues. We currently provide activation services in the United States to mobile operators such as Boost Mobile, Sprint Nextel and Virgin Mobile.
Prepaid Airtime. Through our prepaid airtime business model, we participate in the ongoing revenue stream generated by prepaid subscribers. We do this by purchasing physical scratch cards or electronic activation codes from mobile operators and MVNOs and distributing them to retail channels. Much of our activity in the prepaid airtime business model is in our Europe and Americas Divisions. Sales of physical scratch cards or electronic activation codes to retail customers are included in logistic services revenues. We distribute prepaid airtime in many of our operations on behalf of mobile operators and MVNOs such as: Virgin Mobile (United States), Sonofon (Denmark), Tele2 (Sweden) and TeliaSonera (Sweden).
Our Strategy
Our strategy is to continue to grow as a leader in product distribution and logistic services in the global wireless industry. Our objectives are to increase the our earnings and market share, improve our return on invested capital within certain debt-to-

total-capital parameters and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.
Our strategy incorporates industry trends such as increasing sales of replacement devices, increasing subscribers, the migration to next generation systems and new or expanding industry participants as described in detail in the section entitled “Global Wireless Industry.” We will endeavor to grow our business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions. In evaluating opportunities for growth, key components of our decision making process include anticipated long-term rates of return, short-term returns on invested capital and risk profiles as compared to the potential returns. No assurances can be given on the success of our strategy, and we reference Item 1A, “Risk Factors”.
Key elements of our strategy include:
Expand into New Geographic Markets. We estimate that the global wireless industry shipped approximately 975 million wireless devices in 2006. We believe that the wireless devices shipped in the geographic markets where we currently operate (our addressable market) were less that one-third of the global industry shipments of devices in 2006. We believe we are in a position to enter into new markets, thereby expanding our addressable market. In 2007, we believe that there may be additional expansion opportunities primarily in Europe and Latin America.
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
Customers
We provide our products and services to a customer base of approximately 20,000 mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2006, customers in each of our primary sales channels include the following:
Mobile Operators and MVNOs: ALLTEL (United States), Amp’d Mobile (United States), Dobson Cellular (United States), IDT (United States), MetroPCS (United States), Sprint Nextel (United States), T-Mobile (United States), TracFone (United States), Virgin Mobile (United States), COMCEL (Colombia), SingTel (Australia), Telstra (Australia), Vodafone (Australia, New Zealand and Germany), Reliance Infocomm (India), Tata TeleServices (India), Netcom (Norway), Tele2 (Sweden) and T-Mobile Slovensko (Slovakia)

Dealers and Agents: Moorehead Communications (United States), One Stop Cellular (United States), Wireless One (United States), Fone Zone (Australia), First Mobile Group (New Zealand), MV2 Telecoms Shop (Philippines), Dialect (Sweden) and Klartsvar (Sweden)

Mass Retailers: Best Buy (United States), Target (United States), Strathfield (Australia), Woolworth’s Group (Australia), and Pressbyran (Sweden)

Other Distributors: Strax (United States), Wireless Channels (United States), Generation Next Group (formerly Computech) (Hong Kong and Singapore), Raduga Pte. Ltd (Singapore) and Excel International Limited (Hong Kong)
For 2006, 2005 and 2004, aggregate revenues generated from our five largest customers accounted for approximately 26%, 26% and 24% of our total revenue. In 2006, 2005 and 2004, Generation Next Group, a customer of our Brightpoint Asia Limited operations, accounted for approximately 13%, 12% and 12% of our total revenue and 29%, 23% and 22% of the Asia-Pacific division’s revenue. At December 31, 2006 and 2005, there were no amounts owed to us from Generation Next. See Item 1A, “Risk Factors” – “THE LOSS OR REDUCTION IN ORDERS FROM PRINCIPAL CUSTOMERS OR A REDUCTION IN PRICES WE ARE ABLE TO CHARGE THESE CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.”
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
Purchasing and Suppliers
We have established key relationships with leading manufacturers of wireless voice and data equipment such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. In certain limited circumstances, we provide warranties directly to the end customer.
Revenue from the sale of Nokia (our largest supplier of wireless devices and accessories) products represented approximately 47%, 52% and 58% of total revenue in 2006, 2005 and 2004. None of the products we sold from our other suppliers accounted for 10% or more of our total revenue in 2006, 2005 or 2004. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, would have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See — “Competition.”
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
Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistic services including our activation services and prepaid airtime business models. Including support and retail outlet personnel, we had 489 employees involved in sales and marketing at December 31, 2006, of which 219 are in our Americas division, 102 in our Europe division, and 168 in our Asia-Pacific division.
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
Competition
We operate in a highly competitive industry and in highly competitive markets and believe that such competition may intensify in the future. The markets for wireless voice and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value in terms of price, capability, time, product knowledge, reliability, customer service and product availability. Our competitors may possess substantially greater financial, marketing, personnel and other resources than we do, which may enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns.
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
For product distribution, specific competitors and the divisions in which they generally compete with us include Aerovoice (Americas), BrightStar Corporation (Americas and Asia-Pacific), CellStar Corporation (Americas), Infosonics (Americas), Tessco Technologies (Americas), Cellnet Group Ltd. (Asia-Pacific), Logistics (Europe), Axcom (Europe), 20:20 Logistics (Europe), Dangaard Telecom A/S (Europe) and Ingram Micro (all divisions).
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
For logistic services, specific competitors and the division in which they generally compete with us include Aftermarket Technologies Corp. (Americas), CAT Logistics (Americas), PFSweb, Inc. (Americas), Tessco Technologies (Americas), UPS Logistics (Americas), Avarto Logistics Services (Europe), Dangaard Telecom A/S (Europe) and Kuehne + Nagel (Americas and Europe).
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
For prepaid airtime, specific competitors and the divisions in which they generally compete with us include American Wireless (Americas), InComm (Americas), Alphyra (Europe), Dangaard Telecom A/S (Europe) and Euronet (Europe).
Information Systems
The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have, and continue to implement, business applications that enable us to provide our customers and suppliers with solutions for the distribution of their products. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management and reporting. During 2006, 2005 and 2004, we invested approximately $9.6 million, $5.0 million and $4.6 million, in our information systems with the focus of increasing the functionality and flexibility of our systems. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all of our divisions. At December 31, 2006, there were approximately 105 employees in our information technology departments worldwide.
Employees
As of December 31, 2006, we had 2,112 employees; 1,027 in our Americas division, 861 in our Asia-Pacific division and 224 in our Europe division. Of these employees, five were in executive officer positions, 1,215 were engaged in service operations, 489 were in sales and marketing and 403 were in finance and administration (including information technology employees). Our distribution activities and logistic services are labor-intensive and we utilize temporary laborers, particularly in our Americas division. At December 31, 2006, we had 2,672 temporary laborers; 2,429 in our Americas division, 199 in our Asia-Pacific division and 44 in our Europe division. Of these temporary laborers, approximately 1,288 were engaged in service operations, 1,218 were in sales and marketing and 166 were in finance and administration. Worldwide, none of our employees are covered by a collective bargaining agreement, except for national collective labor agreements in Finland. We believe that our relations with our employees are good. See Item 1A, “Risk Factors” — “WE ARE SUBJECT TO CERTAIN PERSONNEL RELATED ISSUES.”
Segment and Geographic Financial Information
Financial information concerning our segments and other geographic financial information is included in Note 1 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
We have significant future payment obligations pursuant to purchases of wireless devices, including significant purchases of wireless devices as part of an expanded global relationship with a major original equipment manufacturer. There can be no assurance that we will be able to sell these devices before payment is due and at prices above our cost. Either of these risks could have a negative effect on our operations and future liquidity.
The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers could materially adversely affect our business. In 2006, 2005 and 2004 Generation Next Group accounted for approximately 13%, 12% and 12% of our total revenue and 29%, 23% and 22% of the Asia-Pacific division’s revenue. At December 31, 2006 and 2005, there were no amounts owed to us from Generation Next Group. Many of our customers in the markets we serve have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. Although we have entered into contracts with certain of our largest logistic services customers, we previously have experienced losses of certain of these customers through expiration or cancellation of our contracts with them and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.
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
We have debt facilities, which could prevent us from borrowing additional funds, if needed. Our global credit facility is secured by primarily all of our domestic assets and other foreign assets and stock pledges. Our borrowing availability is based primarily on a leverage ratio test, measured as total funded indebtedness over EBITDA adjusted as defined in the Credit Agreement. Consequently, any significant decrease in adjusted EBITDA could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our global credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of Common Stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States or assets of any other named borrower. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our subsidiaries’ indebtedness under the Credit Agreement would become immediately due and payable, and the banks could foreclose on its security.
We may have difficulty collecting our accounts receivable. We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to, our credit granting policies, contractual provisions, our customers’ and our overall credit rating as determined by various credit rating agencies, industry and economic conditions, the ability of the customer to provide security, collateral or guarantees relative to credit granted by us, the customer’s and our recent operating results, financial position and cash flows and our ability to obtain credit insurance on amounts that we are owed. Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.
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
Our business growth strategy includes acquisitions. We have acquired businesses in the past and plan to continue to do so in the future based on our global business strategy. Prior or future acquisitions may not meet our expectations at the time of purchase, which could adversely affect our operations causing operating losses and subsequent write-downs due to asset impairments.

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
We depend on third parties to manufacture products that we distribute and, accordingly, rely on their quality control procedures. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide products to our customers could be disrupted, which could adversely affect our operations.
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
Rapid technological changes in the global wireless industry could have a material adverse effect on our business. The technology relating to wireless voice and data equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products or services which have perceived or actual advantages over our service offerings or products that we handle or which otherwise render those products or services obsolete or less marketable. We have made and continue to make significant working capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of working capital increase our risk of loss due to product obsolescence.
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

A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in many countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we entered into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations, which could result in our incurring significant additional losses.
Natural disasters, epidemics, hostilities and terrorist acts could disrupt our operations. Although we have implemented policies and procedures designed to minimize the effects of natural disasters, epidemics, outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time. However, we believe any of these events could have a negative impact on our operations.
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
With respect to other business methods and software we rely on trade secret and copyright laws to protect our proprietary knowledge. We also regularly enter into non-disclosure agreements with our key employees and limit access to and distribution of our trade secrets and other proprietary information. These measures may not prove adequate to prevent misappropriation of our technology. Our competitors could also independently develop technologies that are substantially equivalent or superior to our technology, thereby eliminating one of our competitive advantages. We also have offices and conduct our operations in a wide variety of countries outside the United States. The laws of some other countries do not protect our proprietary rights to the same extent as the laws in the United States. In addition, although we believe that our business methods and proprietary software have been developed independently and do not infringe upon the rights of others, third parties might assert infringement claims against us in the future or our business methods and software may be found to infringe upon the proprietary rights of others.
We have significant future payment obligations pursuant to certain leases and other long-term contracts. We lease our office and warehouse/distribution facilities under real property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could have a negative effect on our operations.
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
There are amounts of our securities issuable pursuant to our 2004 Long-Term Incentive Plan and our Amended and Restated Independent Director Stock Compensation Plan that, if issued, could result in dilution to existing shareholders, reduce earnings in future periods and adversely affect the market price of our Common Stock. We have reserved a significant number of shares of Common Stock that may be issuable pursuant to these plans. Grants made under these plans could result in dilution to existing shareholders.
We have instituted measures to protect us against a takeover. Certain provisions of our By-laws, shareholders rights and option plans, certain employment agreements and the Indiana Business Corporation Law are designed to protect us in the event of a takeover attempt. These provisions could prohibit or delay mergers or attempted takeovers or changes in control of us and, accordingly, may discourage attempts to acquire us.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We provide our distribution and logistic services from our sales and operations centers located in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Slovakia, Sweden, the United Arab Emirates and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

	Number of	Aggregate
	Locations(1)	Square Footage
Americas	5	1,300,323
Asia-Pacific	5	161,762
Europe	5	161,623

	15	1,623,708

(1)	Refers to facilities operated by the Company that are greater than 1,000 square feet.
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
During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NASDAQ Stock Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ Stock Market.

2006	High	Low
First Quarter	$25.88	$15.94
Second Quarter	27.90	13.25
Third Quarter	17.10	10.96
Fourth Quarter	14.65	11.35

2005	High	Low
First Quarter	$7.64	$5.89
Second Quarter	8.74	6.83
Third Quarter	11.07	8.43
Fourth Quarter	16.71	10.13
The Company has declared the following forward and reverse common stock splits. All of the forward stock splits were effected in the form of common stock dividends.

Dividend Payment or
Declaration Date	Stock Split Effective Date	Split Ratio
August 31, 1995	September 20, 1995	5 for 4
November 12, 1996	December 17, 1996	3 for 2
January 28, 1997	March 3, 1997	5 for 4
October 22, 1997	November 21, 1997	2 for 1
June 26, 2002	June 27, 2002	1 for 7
July 29, 2003	August 25, 2003	3 for 2
September 15, 2003	October 15, 2003	3 for 2
August 12, 2005	September 15, 2005	3 for 2
December 5, 2005	December 30, 2005	3 for 2
May 9, 2006	May 31, 2006	6 for 5
At February 21, 2007, there were 298 shareholders of record.
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
The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
The following line graph compares, from January 1, 2002 through December 31, 2006, the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the stocks comprising the S&P SmallCap 600 Index, NASDAQ Market Value Index and the Hemscott Group Index (the Coredata Group Index was renamed the Hemscott Group Index in March of 2005). The comparison assumes $100 was invested on January 2, 2002 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of all cash dividends, if any, paid on such securities. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon share price appreciation and not upon reinvestment of cash dividends. Historical share price is not necessarily indicative of future stock price performance.

The flowing table represents information with respect to purchases of Common Stock made by the Company during the three months ended December 31, 2006:

Total number
			of shares	Total amount
			purchased as	purchased as	Maximum dollar
			part of the	part	of value of shares
	Total number	Average	publicly	the publicly	that may yet be
	of shares	price paid	announced	announced	purchased under
Month of purchase	Purchased (1)	per share	program	program	the program

October 1 – October 31, 2006	—	—	—	—	$—
November 1 – November 30, 2006	552	$13.24	—	—	—
December 1 – December 31, 2006	—	—	—	—	—

Total	552	$13.24	—	—	—

(1)	Represents shares of Common Stock repurchased by the Company to pay employee withholding taxes due upon the vesting of restricted stock units.

Item 6. Selected Financial Data.
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006(1)	2005(1)	2004	2003(1)	2002(1)

Revenue	$2,425,373	$2,140,177	$1,772,424	$1,692,580	$1,162,825
Gross profit	150,906	132,012	104,764	86,324	59,609
Operating income (loss) from continuing operations	48,371	44,353	35,567	20,355	(1,150)
Income from continuing operations	36,190	31,918	23,826	13,861	13,922
Total loss from discontinued operations, net of income taxes	(580)	(21,478)	(10,056)	(2,132)	(15,595)
Income (loss) before cumulative effect	35,610	10,440	13,770	11,729	(1,673)
Net income (loss)	35,610	10,440	13,770	11,729	(42,421)

Earnings (loss) per share — basic:(2)
Income from continuing operations	$0.74	$0.67	$0.48	$0.28	$0.28
Discontinued operations	(0.01)	(0.45)	(0.20)	(0.04)	(0.32)
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.84)

Net income (loss)	$0.73	$0.22	$0.28	$0.24	$(0.88)

Earnings (loss) per share — diluted:(2)
Income from continuing operations	$0.72	$0.64	$0.46	$0.27	$0.28
Discontinued operations	(0.02)	(0.43)	(0.19)	(0.04)	(0.32)
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.84)

Net income (loss)	$0.70	$0.21	$0.27	$0.23	$(0.88)

	2006	2005	2004	2003	2002

Working capital	$159,760	$121,336	$103,525	$96,839	$58,981
Total assets	778,353	487,824	437,584	444,690	336,302
Long-term obligations	3,750	—	—	—	—
Total liabilities	583,525	338,782	286,847	297,106	222,659
Shareholders’ equity	194,828	149,042	150,737	147,584	113,643

(1)	Operating data includes certain items that were recorded in the years presented as follows: facility consolidation charges (benefit) in 2006, 2005 and 2003; and cumulative effect of an accounting change in 2002. See Item 7, “Management’s Discussion and Analysis of Financial Condition.”

(2)	Per share amounts for all periods have been adjusted to reflect the 6 for 5 Common Stock split (paid in the form of a stock dividend) effected on May 31, 2006, the 3 for 2 common stock splits (paid in the form of stock dividends) effected on December 30, 2005, September 15, 2005, October 15, 2003, and August 15, 2003, and the 1 for 7 reverse split effected on June 27, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”), Mobile Virtual Network Operators (MVNOs) and manufacturers with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, the United Arab Emirates, the United Kingdom and the United States. We provide integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We provide distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, return on invested capital and liquidity.
We manage our business based on two distinct service lines which include product distribution and logistic services. During 2006, wireless devices sold through distribution grew by 9%, and wireless devices handled through logistic services grew by 34%. While our distribution gross margin remained unchanged at 3.9%, our logistic services gross margin increased by 0.5 percentage points to 21.1%. We are focused on increasing the volume of wireless devices in total as opposed to increasing volume in one service line versus the other because both service lines provide a reasonable return in relation to the capital invested and the risk assumed.
Our revenues are significantly influenced by growth in the total number of wireless devices sold to subscribers globally by the entire industry. In 2006, it is estimated that the global wireless industry shipped approximately 975 million wireless devices. This was an increase of approximately 22% from 2005. The total number of wireless devices handled by us grew by 27% to 53.5 million devices from 2005. Revenues grew by 13% to $2.4 billion and income from continuing operations was $36.2 million or $0.72 per diluted share, which represented a 13% increase from 2005. Net income increased by 241% to $35.6 million, or $0.70 per diluted share, in 2006 from $10.4 million, or $0.21 per diluted share, in 2005.
Significant developments and events in 2006 and early 2007 include:
•	Proposed Dangaard Telecom A/S Transaction. On February 19, 2007, we entered into a Stock Purchase Agreement, referred to as the Purchase Agreement, by and among us, Dangaard Holding A/S, a Danish company, referred to as the Shareholder, Dangaard Telecom A/S, a Danish company, referred to as the Target, and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.4 only), consisting of: Nordic Capital VI Alpha, L.P. and Nordic Capital Beta, L.P., Jersey limited partnerships acting through their general partner Nordic Capital VI Limited, a Jersey company, NC VI Limited, a Jersey company, and Nordic Industries Limited, a Jersey company.

Upon consummation of the transactions contemplated by the Purchase Agreement, we will purchase all of the issued and outstanding capital stock of the Target from the Shareholder for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of our common stock, $0.01 par value, referred to as the Shares.

As a condition to the closing of the transactions contemplated by the Purchase Agreement, we will execute the following additional agreements as of closing: (i) a Registration Rights Agreement by and between us and the Shareholder, referred to as the Registration Agreement, (ii) a Shareholder Agreement by and between us and the Shareholder, referred to as the Shareholder Agreement, and (iii) an Escrow Agreement by and among us, the Shareholder and an escrow agent, selected by us and reasonably acceptable to the Shareholder, referred to as the Escrow Agreement.

In accordance with the Escrow Agreement, at closing, 3,000,000 of the Shares will be deposited into escrow for a period of three years to secure the indemnity obligations of the Shareholder to us under the Purchase Agreement.

Under the Registration Agreement, we granted certain registration obligations to the Shareholder and its successors and permitted assigns.

Under the Shareholder Agreement, at the closing we are required to take all action to cause our Board of Directors to be comprised of nine Directors, which will include up to three Directors proposed by the Shareholder for review and approval by the Corporate Governance and Nominating Committee of our Board as nominees to our Board at closing. Thereafter, the number of directors that the Shareholder will have the right to propose to the Corporate Governance and Nominating Committee of our Board for future election to our Board (between none and three) will depend upon the level of the Shareholder’s ownership percentage of our common stock as stated in the Shareholder Agreement.

The closing is subject to various conditions, including, but not limited to, certain regulatory approvals, lender approvals and the approval by our stockholders. We currently expect the transaction to close during June or July of 2007.
•	New Global Credit Facility. On February 16, 2007, we entered into a Credit Agreement, referred to as the Credit Agreement, by and among us (and certain of our subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement establishes a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The line of credit contains an uncommitted accordion facility pursuant to which we may be able to increase the total commitment under the revolving credit facility up to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of our property and a pledge of the voting stock issued by certain of our subsidiaries. The Credit Agreement replaces our $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the Credit Agreement dated December 24, 2002, as amended.

•	Proposed CellStar Corporation Transaction. On December 18, 2006, our wholly-owned subsidiary, 2601 Metropolis Corp., entered into a definitive agreement with CellStar Corporation and certain of its subsidiaries (CellStar) to acquire specific assets (and assume certain liabilities) used in connection with CellStar’s U.S. operations and its Miami-based Latin America business for $88 million in cash (subject to certain adjustments). The closing of the proposed transaction, which is subject to the approval of Cellstar’s stockholders and the completion of customary closing conditions, is expected to occur in late March or early April of 2007.
•	Supplier Diversification. In September 2006, we made a significant purchase of wireless device inventory under the terms of an existing supply agreement in the Philippines. On November 7, 2006, we entered into a distribution agreement, whereby we were appointed as a distributor for Motorola wireless devices and related accessories covering various regions, with the initial focus of this master distribution agreement on Central Europe. In December 2006, we made a significant purchase of wireless device inventory under the terms of this new distribution agreement. The wireless devices were procured in our Asia-Pacific region; however, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region.

In addition, on November 7, 2006 our primary North American subsidiary, Brightpoint North America L.P., entered into a logistic services agreement with Motorola to provide a wide range of outsourced logistic services to support Motorola’s retail and direct-to-consumer channels for Motorola’s Mobile Devices Business and Connected Home Business.

In the first quarter of 2006, Brightpoint North America L.P. entered into an agreement with Motorola to distribute wireless devices and related accessories to certain of our customers in the United States.
•	Purchase of Trio Industries, Inc. (TrioTek). In October 2006, Wireless Fulfillment Services LLC, a subsidiary of our Americas division, completed its acquisition of TrioTek for an initial purchase price of approximately $0.6 million. The acquisition of TrioTek was part of our continued investment in Advanced Wireless Services (AWS) in the Americas.
•	T-Mobile USA, Inc. (T-Mobile) Master Service Agreement. In August 2006, we entered into a Master Service Agreement (the Agreement) with T-Mobile in the United States to provide a full range of integrated forward logistic services enabling T-Mobile to deliver its wireless devices to its direct and indirect distribution channels, as well as directly to T-Mobile’s subscribers. Revenue and direct costs associated with the initial facility preparation phase of the Agreement have been deferred as further discussed in Note 3 to the Consolidated Financial Statements.
•	Purchase of Persequor Limited (Persequor). In February 2006, we acquired all of the outstanding shares of Persequor for approximately $0.6 million (net of cash acquired).

2006 RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Year Ended December 31,
		% of		% of
	2006	Total	2005	Total	Change
		(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$814,588	34%	$675,074	32%	21%
Asia-Pacific	1,115,734	46%	1,081,529	50%	3%
Europe	495,051	20%	383,574	18%	29%

Total	$2,425,373	100%	$2,140,177	100%	13%

REVENUE BY SERVICE LINE:
Distribution	$2,097,510	86%	$1,845,983	86%	14%
Logistic services	327,863	14%	294,194	14%	11%

Total	$2,425,373	100%	$2,140,177	100%	13%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	42,740	80%	33,002	78%	30%
Asia-Pacific	9,035	17%	7,762	19%	16%
Europe	1,764	3%	1,317	3%	34%

Total	53,539	100%	42,081	100%	27%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	12,841	24%	11,769	28%	9%
Logistic services	40,698	76%	30,312	72%	34%

Total	53,539	100%	42,081	100%	27%

Total worldwide revenue was $2.4 billion for the year ended December 31, 2006, which represents growth of 13% compared to 2005. Worldwide distribution revenue increased 14% to $2.1 billion for the year ended December 31, 2006 compared to $1.8 billion for 2005. Growth in wireless devices sold through distribution contributed to 9% of the increase in distribution revenue, and a higher average selling price positively impacted distribution revenue by approximately 4%. An increase in revenue from the sale of accessories contributed to approximately 1% of the increase in distribution revenue. Fluctuations in foreign currencies impacted worldwide product distribution revenue by less than 1% for the year ended December 31, 2006.
Worldwide logistic services revenue increased 11% to $327.9 million for the year ended December 31, 2006 compared to $294.2 million for 2005. Growth in wireless devices handled contributed to 12% of the increase in logistic services revenue, and an increase in revenue from non-handset based services positively impacted logistic services revenue by approximately 1%. These increases were partially offset by a lower average fulfillment fee per unit, which negatively impacted worldwide logistic services revenue by 2%. Fluctuations in foreign currencies impacted worldwide logistic services revenue by less than 1%.

Revenue and wireless devices handled by division:

Americas	Year Ended December 31,
(Amounts in 000s)		% of		% of
	2006	Total	2005	Total	Change

REVENUE:
Distribution	$612,386	75%	$507,508	75%	21%
Logistic services	202,202	25%	167,566	25%	21%

Total	$814,588	100%	$675,074	100%	21%

WIRELESS DEVICES HANDLED :
Distribution	4,294	10%	3,566	11%	20%
Logistic services	38,446	90%	29,436	89%	31%

Total	42,740	100%	33,002	100%	30%

Revenue in our Americas division increased 21% to $814.6 million in 2006 from $675.1 million in 2005. Distribution revenue increased 21% in our Americas division to $612.4 million in 2006 compared to $507.5 million in 2005. Growth in wireless devices handled positively impacted distribution revenue by 20%, and an increase in revenue from the sale of accessories positively impacted distribution revenue by approximately 2%. A lower average selling price negatively impacted distribution revenue in our Americas division by approximately 1%. The number of wireless devices sold through our Americas distribution business increased primarily as a result of an overall increase in market demand and the addition of new suppliers and customers in 2006 and late 2005. Manufacturers continued to launch new and innovative products and offer compelling pricing on products, which drove strong market demand. During 2006 we believe we increased our market share with Tier 2 and Tier 3 operators through our preferred supplier agreements with Revol and the Associated Carrier Group (ACG). We believe these preferred supplier agreements continue to enhance our relationship with Motorola and other product suppliers within the regional carrier channel.
Logistic services revenue increased 21% to $202.2 million in 2006 from $167.6 million in 2005. Growth in wireless devices handled contributed to 18% of the increase in logistic services revenue, and growth in non-handset based revenue positively impacted logistic services revenue in our Americas division by 6%. These increases were partially offset by a lower average fulfillment fee per unit, which negatively impacted logistic services revenue in our Americas division by 3%. The increase in wireless devices handled through logistic services in our Americas division was due primarily to increased demand as a result of market growth experienced by current logistic services customers as well as expanded services offered to our current logistic services customers. The growth in wireless devices handled through logistic services in our Americas division was slowed by a 13% decline in volume in Colombia resulting from a decision by our primary network operator customer in Colombia to reduce promotional activities significantly during the second half of 2006 due to market saturation in Colombia. The higher volume of wireless devices we previously handled in Colombia was driven primarily by aggressive promotional activity by this operator customer in order to increase their market share. As a result of this operator’s decision to focus on profitability and asset management, we do not expect volume to return to levels we experienced in previous quarters. Average fulfillment fee per unit decreased primarily due to volume based tiered pricing as a result of certain of our current logistic services customers meeting volume thresholds to achieve a lower pricing tier during the fourth quarter of 2006. In addition, average fulfillment fee was negatively impacted during the fourth quarter of 2006 due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. Based on our long term relationship with this customer, we believe that we will be able to mitigate some of this negative impact through new opportunities as well as improved profitability through anticipated efficiencies from automation and growth in unit volumes. Our logistic services revenue is derived from a mix of services with different fee structures from full pallet pick, pack and ship services to more complex software loading, kitting, customized packaging and individual handset fulfillment services. While fee structures are higher for more complex services, we generally strive to maintain a consistent profit margin for each service.

	Year Ended December 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change

REVENUE:
Distribution	$1,088,247	98%	$1,054,051	97%	3%
Logistic services	27,487	2%	27,478	3%	0%

Total	$1,115,734	100%	$1,081,529	100%	3%

WIRELESS DEVICES HANDLED :
Distribution	7,347	81%	7,329	94%	0%
Logistic services	1,688	19%	433	6%	290%

Total	9,035	100%	7,762	100%	16%

Revenue in our Asia-Pacific division increased 3% to $1,115.7 million in 2006 from $1,081.5 million in 2005. Distribution revenue increased 3% to $1,088.2 million in 2006 from $1,054.1 million in 2005. While volume remained relatively unchanged, a higher average selling price and an increase in accessories revenue positively impacted distribution revenue in our Asia-Pacific division by approximately 2% and 1%, respectively. Fluctuations in foreign currencies negatively impacted distribution revenue by less than 1% in our Asia-Pacific division in 2006. The increases in distribution revenue and wireless devices sold in our Asia-Pacific division were driven by our Brightpoint Asia Limited business, our operations in India and our expanded global relationship with a major original equipment manufacturer. The increase in distribution revenue and wireless devices in our Brightpoint Asia Limited business was a result of improved product availability at competitive prices. The increase in distribution revenue and wireless devices sold through our operations in India was a result of increased volumes with our existing suppliers as well as diversifying our supplier base. Revenue in our Asia-Pacific division also increased as a result of an expanded global relationship with a major original equipment manufacturer. We made significant purchases of wireless devices near the end of September 2006 and near the end of December 2006, which were procured under the terms of an existing supply agreement with this manufacturer in the Philippines. However, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region. Sales of these wireless devices positively contributed to growth in distribution revenue in our Asia-Pacific division; however, a significant portion of this inventory remained unsold as of the end of 2006. The terms of the purchase provided for more favorable payment terms than were reflected in the existing supply agreement. The increases in distribution revenue and wireless devices from our Brightpoint Asia Limited business, our operations in India and from this expanded global relationship were partially offset by a decrease in revenue and wireless devices sold through our distribution business in Australia. The decrease in revenue and wireless devices sold through our distribution business in Australia was due to the decision by a certain network operator to change to a closed distribution model for 3G wireless devices as well as a change in terms with a significant customer in that market to a fee-based logistic services arrangement from a distribution arrangement.
Logistic services revenue remained relatively unchanged at $27.5 million in 2006. Increases in logistic services revenue in Australia and India were offset by a decrease in logistic services revenue in New Zealand. The decrease in logistic services revenue in New Zealand was due to the reduction in revenue from the sale of prepaid airtime in New Zealand as a result of the decision by a major network operator to change from prepaid airtime cards to electronic distribution. We are not participating in electronic airtime distribution in New Zealand. The increase in logistic services revenue in Australia resulted from an increase in handset fulfillment revenue due to a shift to a fee-based logistic services arrangement from a distribution arrangement with a significant customer in that market as discussed previously. The increase in logistic services revenue in India was driven by an increase in volume and improved profitability on our repair business in that market.

	Year Ended December 31,
Europe		% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change

REVENUE:
Distribution	$396,877	80%	$284,424	74%	40%
Logistic services	98,174	20%	99,150	26%	(1)%

Total	$495,051	100%	$383,574	100%	29%

WIRELESS DEVICES HANDLED:
Distribution	1,200	68%	875	66%	37%
Logistic services	564	32%	442	34%	28%

Total	1,764	100%	1,317	100%	34%

Revenue in our Europe division increased 29% to $495.1 million in 2006 from $383.6 million in 2005. Distribution revenue increased 40% to $396.9 million in 2006 from $284.4 million in 2005. Growth in wireless devices handled contributed to approximately 32% of the increase in distribution revenue, a higher average selling price contributed to 6% of the growth in distribution revenue, and fluctuations in foreign currencies positively impacted distribution revenue by 4% in our Europe division. These increases were partially offset by a decline in revenue from the sale of accessories, which negatively impacted distribution revenue in our Europe division by 2%. The increases in average selling price and the number of devices sold through distribution in our Europe division were primarily due to increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006. In addition, we believe our Europe division benefited from market share gains in Sweden.
Logistic services revenue decreased 1% to $98.2 million in 2006 compared to $99.2 million in 2005. The decrease in logistic services revenue was primarily due to a shift in mix to fee based prepaid airtime fulfillment revenue from prepaid airtime distribution revenue. This decrease was partially offset by growth in handset fulfillment revenue in Slovakia and growth in revenue from repair services in Germany. The increase in handset fulfillment revenue in Slovakia was due to increased volume with our primary network operator customer in that market as a result of promotional activity as well as expanded services offered to this customer.
Gross Profit and Gross Margin

	Year Ended
	December 31,
		% of		% of
	2006	Total	2005	Total		Change
	(Amounts in 000s)
Distribution	$81,774	54%	$71,371	54%		15%
Logistic services	69,132	46%	60,641	46%		14%

Gross profit	$150,906	100%	$132,012	100%		14%

Distribution	3.9%		3.9%	0.0	% points
Logistic services	21.1%		20.6%	0.5	% points
Gross margin	6.2%		6.2%	0.0	% points
Overall, our gross profit increased 14% to $150.9 million in 2006 compared to $132.0 million in 2005 due to the 13% growth in revenue. Gross profit in our distribution business increased 15% to $81.8 million in 2006 primarily due to the 14% growth in distribution revenue. Gross profit in our logistic services business increased 14% to $69.1 million in 2006 due to the 11% increase in logistic services revenue and the 0.5% percentage point increase in gross margin from logistic services.
The increase in gross margin from logistic services was driven by our Asia-Pacific and Europe divisions. Gross margin from logistic services increased in our Asia-Pacific division due to improved profitability on our repair business in India as discussed previously. The increase in gross margin from logistic services in Europe was due to improved profitability on prepaid airtime sold in our Sweden business including the shift in mix to fee based prepaid airtime fulfillment revenue from prepaid airtime distribution revenue. The increases were partially offset by a decrease in gross margin from logistic services in our Americas division. Our Americas division experienced lower gross margin from handset fulfillment due in part to the reduced volume in Colombia as discussed previously. Gross margin from handset fulfillment in our Americas division also declined due to a lower average fulfillment fee per unit, a shift in mix to more complex handset fulfillment services for which we have yet to realize operational efficiencies as well as incremental costs associated with our new distribution facility opened in Plainfield, Indiana during the first quarter of 2006. Our Americas division continues to focus on leveraging our increased capacity through continued investment in automation and infrastructure. The decrease in handset fulfillment gross margin in our Americas division was partially offset by higher gross margin and gross profit from non-handset based logistic services as a result of expanded services offered to current logistic services customers as well as a change in mix of services. As discussed above, we modified and extended a logistic services agreement with a significant customer in our Brightpoint North America business, which negatively impacted our profitability in December 2006. We expect profitability in our Americas division to continue to be negatively impacted during 2007. Based on our long term relationship with this customer, we believe that we will be able to mitigate some of this negative impact through new opportunities as well as improved profitability through anticipated efficiencies from automation and growth in unit volumes.
Selling General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2006	2005	Change
	(Amounts in 000s)
SG&A expenses	$102,544	$86,726	18%
Percent of revenue	4.2%	4.1%	0.1	% points
SG&A expenses increased $15.8 million or 18% compared to the prior year. As a percent of revenue, SG&A expenses increased 0.1 percentage point compared to the prior year. The increase in SG&A expenses was due to a $6.5 million increase in personnel costs primarily in support of overall growth in unit volumes, a $3.2 million increase in non-cash stock based compensation including the effect of adopting Statement of Financial Accounting Standards (SFAS) 123(R), a $2.1 million increase to support our investment in AWS in the Americas, a $2.9 million increase related to our acquisition of Persequor in Asia-Pacific during the first quarter of 2006 and a $2.6 million increase due to fluctuations in foreign currencies. These increases were partially offset by a $1.4 million decrease in incentive compensation.
Operating Income from Continuing Operations

	Year Ended
	December 31,
		% of		% of
	2006	Total	2005	Total	Change
	(Amounts in 000s)
Americas	$41,377	85%	$39,921	90%	4%
Asia-Pacific	17,564	36%	18,939	43%	(7)%
Europe	11,391	24%	4,634	10%	146%
Corporate	(21,961)	(45%)	(19,141)	(43%)	15%

Total	$48,371	100%	$44,353	100%	9%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,
	2006	2005	Change

Americas	5.1%	5.9%	(0.8)% points
Asia-Pacific	1.6%	1.8%	(0.2)% points
Europe	2.3%	1.2%	1.1% points
Total	2.0%	2.1%	(0.1)% points
As further discussed in Note 1 to the Consolidated Financial Statements, we changed our measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Operating income from continuing operations for all periods presented has been reclassified to conform to the 2006 presentation.

Operating income from continuing operations increased to $48.4 million in 2006 from $44.4 million in 2005. The increase in operating income was due to an $18.9 million increase in gross profit compared to a $15.8 million increase in SG&A expenses. Operating income also improved due to the $0.9 million facility consolidation charge during 2005 that did not recur during 2006.
In our Americas division, operating income from continuing operations increased to $41.4 million in 2006 from $39.9 million in 2005. As a percent of revenue, operating income decreased 0.8 percentage points. The increase in operating income in our Americas division was primarily due to the 21% growth in revenue in our Americas division. The decrease in operating income as a percent of revenue was due to an 18% increase in SG&A expenses compared to an increase in gross profit of only 10%. The increase in SG&A expenses in our Americas division was primarily due to increases in personnel costs primarily in support of overall growth in unit volumes and our continued investment in AWS. As discussed above, we modified and extended a logistic services agreement with a significant customer in our North America business, which negatively impacted our profitability in December 2006. We expect profitability in our Americas division to continue to be negatively impacted during 2007. Based on our long term relationship with this customer, we believe that we will be able to mitigate some of this negative impact through new opportunities as well as improved profitability through anticipated efficiencies from automation and growth in unit volumes.
Operating income from continuing operations in our Asia-Pacific division decreased 7% to $17.6 million in 2006 from $18.9 million in 2005. As a percent of revenue, operating income decreased 0.2 percentage points. The decrease in operating income was due to a 22% increase in SG&A expenses compared to an increase in gross profit of only 5%. The increase in SG&A expenses in our Asia-Pacific division was due to incremental costs associated with our acquisition of Persequor as well as incremental personnel costs in support of overall growth in volume in that division. Incremental costs associated with our acquisition of Persequor include personnel costs for information technology employees who have been working on global strategic information technology initiatives.
Operating income from continuing operations in our Europe division increased to $11.4 million in 2006 from $4.6 million in 2005. As a percent of revenue, operating income increased 1.1 percentage points. This increase was due to higher gross profit as a result of increased demand for and availability of branded converged wireless devices as well as our entry into Russia during the second quarter of 2006, partially offset by higher SG&A expenses.
Operating loss from continuing operations in our corporate headquarters increased $2.8 million to $22.0 million in 2006. This increase was primarily due to the increase in non-cash stock based compensation as discussed previously.
Interest
The components of interest, net are as follows:

	Year Ended
	December 31,
	2006	2005	Change
	(Amounts in 000s)
Interest expense	$2,278	$1,163	96%
Interest income	(1,725)	(1,309)	32%

Interest, net	$553	$(146)	(479)%

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Interest expense was partially offset by interest income from short-term investments. At December 31, 2006, we had $17.6 million of borrowings outstanding on our lines of credit. The timing of payments to suppliers and collections from customers causes our cash balances and borrowings to fluctuate throughout the year. In addition, in certain subsidiaries, our local lenders restrict the use of intercompany funds that can be used to pay down lines of credit. During 2006, the largest outstanding borrowings on a given day were approximately $55.7 million, and average outstanding borrowings were approximately $21.5 million. There were no outstanding balances on lines of credit at December 31, 2005. During 2005, the largest outstanding borrowings on a given day were approximately $36.3 million, and average outstanding borrowings were approximately $14.0 million.

Other (Income) Expenses

	Year Ended
	December 31,
	2006	2005	Change
	(Amounts in 000s)
Other (income) expenses	$(610)	$1,523	(140)%
Percent of revenue	0.0%	0.1%	(0.1)%points
The decrease in other expenses was primarily due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway and the corresponding decrease in costs associated with the sale of those receivables. Other income for the year ended December 31, 2006 was primarily attributable to foreign currency transaction gains.
Income Tax Expense

	Year Ended
	December 31,
	2006	2005	Change
	(Amounts in 000s)
Income tax expense	$12,238	$11,058	11%
Effective tax rate	25.3%	25.7%	(0.4	)%points
Income tax expense for 2006 was $12.2 million resulting in an effective tax rate of 25.3% compared to an effective tax rate of 25.7% for 2005. Our effective tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States.
New Accounting Pronouncements
On January 1, 2006, we adopted the fair value provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, we used the intrinsic value method provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. Under the modified prospective transition method, compensation cost recognized for stock based compensation beginning January 1, 2006 includes (a) compensation cost for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) recognized using a straight-line attribution method. Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the year ended December 31, 2006 are $2.6 million and $1.9 million lower than if we had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the year ended December 31, 2006 was $4.1 million (net of related tax effects), compared to $2.2 million that would have been included in the determination of net income had we continued to account for stock based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.04 lower than if we had not adopted SFAS 123(R). In addition, SFAS 123(R) requires cash flows resulting from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, we reported all tax benefits of deductions resulting from stock based compensation as operating cash flows. As a result, the $8.7 million of excess tax benefits classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R). Furthermore, under APB 25, grants of restricted shares were recorded in additional paid-in capital (APIC) with an offsetting amount to unearned compensation (contra equity), which was amortized to expense over the vesting period. However, under SFAS 123(R), amounts should not be recognized in equity until compensation cost is recognized over the requisite service period. Therefore, the $12.1 million unearned compensation balance at December 31, 2005 was netted against APIC during the first quarter of 2006.
As of December 31, 2006, total compensation cost related to non-vested awards not yet recognized was $15.7 million (pre-tax) of which approximately one-third will be recognized in each of the next three fiscal years. In addition, we will recognize compensation expense for any new awards granted subsequent to December 31, 2006. As a result, we expect stock based compensation expense for 2007 to be greater than 2006.

Return on Invested Capital from Operations (ROIC)
We believe that it is important for a business to manage its balance sheet as well as it manages its statement of operations. A measurement that ties the statement of operations performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe that if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity and debt. The details of this measurement are outlined below.

	Year Ended December 31,
	2006	2005	2004
	(Amounts in 000s)
Operating income after taxes:
Operating income from continuing operations	$48,371	$44,353	$35,567
Plus: Facility consolidation charge (benefit)	(9)	933	(236)
Less: estimated income taxes (1)	(12,254)	(11,728)	(10,633)

Operating income after taxes	$36,108	$33,558	$24,698

Invested Capital:
Debt	$17,625	$—	$—
Shareholders’ equity	194,828	149,042	150,737

Invested capital	$212,453	$149,042	$150,737

Average invested capital (2)	$170,480	$149,578	$145,998
ROIC (3)	21%	22%	17%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for the annual periods represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital.

2005 RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
	(Amounts in 000s)
REVENUE BY DIVISION:
The Americas	$675,074	32%	$505,135	28%	34%
Asia-Pacific	1,081,529	50%	968,150	55%	12%
Europe	383,574	18%	299,139	17%	28%

Total	$2,140,177	100%	$1,772,424	100%	21%

REVENUE BY SERVICE LINE:
Distribution	$1,845,983	86%	$1,523,717	86%	21%
Logistic services	294,194	14%	248,707	14%	18%

Total	$2,140,177	100%	$1,772,424	100%	21%

WIRELESS DEVICES HANDLED BY DIVISION:
The Americas	33,002	78%	18,886	70%	75%
Asia-Pacific	7,762	19%	6,956	26%	12%
Europe	1,317	3%	985	4%	34%

Total	42,081	100%	26,827	100%	57%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	11,769	28%	10,074	38%	17%
Logistic services	30,312	72%	16,753	62%	81%

Total	42,081	100%	26,827	100%	57%

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

Gross Profit and Gross Margin

	Year Ended
	December 31,	% of	December 31,	% of
	2005	Total	2004	Total	Change
	(Amounts in 000s)
Distribution	$71,371	54%	$59,598	57%	20%
Logistic services	60,641	46%	45,166	43%	34%

Gross profit	$132,012	100%	$104,764	100%	26%

Distribution	3.9%		3.9%		0.0	%points
Logistic services	20.6%		18.2%		2.4	%points
Gross margin	6.2%		5.9%		0.3	%points
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
Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
SG&A expenses	$86,726	$69,433	25%
Percentage of revenue	4.1%	3.9%	0.2	%points
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

Operating Income from Continuing Operations
Operating Income by Division:

	Year Ended
	December 31,
		% of		% of
	2005	Total	2004	Total	Change
	(Amounts in 000s)
Americas	$39,921	90%	$25,245	71%	58%
Asia-Pacific	18,939	43%	18,546	52%	2%
Europe	4,634	10%	4,908	14%	(6)%
Corporate	(19,141)	(43%)	(13,132)	(37%)	46%

Total	$44,353	100%	$35,567	100%	25%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,
	2005	2004	Change

Americas	5.9%	5.0%	0.9	% points
Asia-Pacific	1.8%	1.9%	(0.1	)%points
Europe	1.2%	1.6%	(0.4	)%points
Total	2.1%	2.0%	0.1	% points
Operating income from continuing operations increased 25% to $44.4 million in 2005 from $35.6 million in 2004. The increase in operating income was due to the 26% increase in gross profit, compared to only 25% increase in SG&A expense. Operating income was also impacted by the $1.2 million increase in the facility consolidation charge during 2005.
In our Americas division, operating income from continuing operations increased 58% to $39.9 million in 2005 from $25.2 million in 2004. As a percent of revenue, operating income increased 0.9 percentage points. The increase in operating income in our Americas division was due to a 38% increase in gross profit, compared to an increase in SG&A of 17%, which reflects increased efficiency and leverage of fixed costs at higher volumes.
Operating income from continuing operations in our Asia-Pacific division increased 2% to $18.9 million in 2005 from $18.5 million in 2004. As a percent of revenue, operating income decreased 0.1 percentage points. This decrease was due to a decrease in distribution margin partially resulting from estimated non-recoverable value added taxes. In addition, operating income in our Australia business was lower as a result of the $0.9 million facility consolidation charge and higher SG&A expenses as a percent of revenue compared to 2004. The lower operating income from our business in Australia was partially offset by increased operating income from our business in India.
Operating income from continuing operations in our Europe division decreased 6% to $4.6 million in 2005 from $4.9 million in 2004. As percent of revenue, operating income decreased 0.4 percentage points. This decrease was due to a decrease in operating income in our businesses in Sweden and Norway resulting from lower margins due to decreased demand for our products and services resulting from competitive pressures, which was partially offset by increases in operating income in our other businesses in Europe including Germany, Slovakia and Finland.
Income Tax Expense

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
Income tax expense	$11,058	$10,252	7.9%
Effective tax rate	25.7%	30.1%	(4.4	)% points
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
Discontinued Operations

	Year Ended
	December 31,	December 31,
	2005	2004	Change
	(Amounts in 000s)
Loss from discontinued operations	$(20,600)	$(4,343)	374%
Loss on disposal of discontinued operations	(878)	(5,713)	(85)%

Total discontinued operations	$(21,478)	$(10,056)	114%

Percentage of Revenue	(1.0)%	(0.6)%	0.4	%points
Diluted loss per share	$(0.52)	$(0.23)	126%
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

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Year Ended December 31,
	2006	2005	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(49,917)	$68,960	$(118,877)
Investing activities	(17,085)	(15,499)	(1,586)
Financing activities	11,908	(11,168)	23,076
Effect of exchange rate changes on cash and cash equivalents	3,171	(8,360)	11,531

Net increase (decrease) in cash and cash equivalents	$(51,923)	$33,933	$(85,856)

Net cash used in operating activities was $49.9 million in 2006, a change of $118.9 million compared to prior year primarily due to:
•	$108.6 million more cash used for working capital. The increase in cash used for working capital was due primarily to a $43.9 million increase in our Americas division resulting from increased payments to vendors during 2006 compared to 2005. The increase in payments to vendors was due to the timing of product receipts and related payments as well as the mix of vendors owed with which we have different payment terms. In addition, cash used for working capital increased $26.8 million in our Asia-Pacific division. The increase in cash used for working capital in our Asia-Pacific division was primarily due to significant purchases of wireless devices near the end of September and near the end of December as part of an expanded global relationship with a major original equipment manufacturer. Cash payments to this manufacturer were greater than cash collected from our customers during the fourth quarter of 2006. Cash used for working capital in our Europe division increased $26.9 million during 2006 compared to 2005. The increase in cash used for working capital in our Europe division includes $15.7 million used to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway during the first quarter of 2006. In addition, cash used for working capital in our Europe division increased compared to 2005 as a result of the addition of product offerings and sales channels within the region.

•	$10.2 million less cash provided by operating activities before changes in operating assets and liabilities in 2006 compared to 2005. During 2005, cash provided by operating activities before changes in operating assets and liabilities included $13.7 million of cash provided by reductions in cash collateral requirements as well as $5.4 million of tax benefits from tax deductions on stock based compensation. As a result of adopting SFAS 123(R), tax benefits from tax deductions on stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) are required to be reported as a cash inflow from investing activities.
Net cash used for investing activities was $17.1 million for 2006, an increase of $1.6 million compared to prior year primarily due to:
•	$8.1 million more cash used for capital expenditures during 2006 compared to 2005. The increase in capital expenditures was primarily due to investments in information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities.

•	$5.8 million less cash provided from other long-term assets during 2006 compared to 2005. Partially offset by:

•	$12.2 million more cash provided by contract financing arrangements.
Net cash provided by financing activities was $11.9 million, a change of $23.1 million compared to prior year primarily due to:
•	$15.8 million additional net proceeds on lines of credit during 2006 compared to 2005.

•	$8.7 million of excess tax benefits as a result of adopting SFAS 123(R).

•	$1.0 million additional proceeds from stock option exercises during 2006 compared to 2005. Partially offset by:

•	$2.4 million additional purchases of treasury stock during 2006 compared to 2005.

Cash Conversion Cycle

	Year Ended December 31,
	2006	2005	2004
Days sales outstanding in accounts receivable	28	27	24
Days inventory on-hand	67	24	24
Days payable outstanding	(70)	(44)	(42)

Cash Conversion Cycle Days	25	7	6

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. The cash conversion cycle is measured by the number of days it takes to effect the cycle of investing in inventory, selling the inventory, paying suppliers and collecting cash from customers. The components in the cash conversion cycle are days sales outstanding in accounts receivable, days inventory on hand, and days payables outstanding. The cash conversion cycle, as we measure it, is the netting of days sales outstanding in accounts receivable and days inventory on hand with the days of payable outstanding. Circumstances when the cash conversion cycle decreases generally generate cash for the Company. Conversely, circumstances when the cash conversion cycle increases generally consume cash in the form of additional investment in working capital.
During 2006, the cash conversion cycle increased to 25 days from 7 days in 2005. The increase in the cash conversion cycle was the result of 1-day increase in days sales outstanding in accounts receivable and a 43-day increase in days inventory on-hand, partially offset by a 26-day increase in days payable outstanding. The increase in days sales outstanding was primarily due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway during the first quarter of 2006. The 43-day increase in days inventory on-hand was primarily attributable to our Asia-Pacific and Europe divisions. The increase in days inventory on-hand in our Asia-Pacific division resulted primarily from significant purchases of wireless devices as part of an expanded global relationship with a major original equipment manufacturer. The increase in days inventory on-hand in our Europe division was primarily a result of an increase in inventory in support of overall increase in volume as well as the addition of product offerings and sales channels within the region. The 26-day increase in days payable outstanding was primarily related to the large inventory purchases in our Asia-Pacific division. This expanded global relationship is still in the launch and development stage, and we intend to improve our cash conversion cycle as the related new sales channels are solidified and as the new distribution model is rationalized.
The detail calculation of the components of the cash conversion cycle is as follows:
(A)	Days sales outstanding in accounts receivable = Ending accounts receivable for continuing operations divided by average daily revenue (inclusive of value-added taxes for foreign operations) for the period.

(B)	Days inventory on-hand = Ending inventory for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

(C)	Days payables outstanding = Ending accounts payable for continuing operations divided by average daily cost of revenue (excluding indirect product and service costs) for the period.

	Year Ended December 31,
(Dollar amounts in thousands)	2006	2005	2004
Days sales outstanding in accounts receivable:
Continuing operations revenue	$2,425,373	$2,140,177	$1,772,424
Value-added taxes invoiced for continuing operations	123,916	110,707	110,733

Total continuing operations revenue and value-added taxes	$2,549,289	$2,250,884	$1,883,157
Daily sales including value-added taxes	7,081	6,252	5,231
Continuing operations ending accounts receivable	$228,186	$168,004	$126,274
Agency accounts receivable	(29,507)	—	—

Accounts receivable excluding agency receivables	$198,679	$168,004	$126,274
Days sales outstanding in accounts receivable(A)	28	27	24

Days inventory on-hand:
Continuing operations cost of revenue	$2,274,467	$2,008,165	$1,667,660
Indirect product and service costs	(169,520)	(126,700)	(99,053)

Total continuing operations cost of products sold	$2,104,947	$1,881,465	$1,568,607
Daily cost of products sold	5,847	5,226	4,357
Continuing operations ending inventory	$391,657	$124,864	$105,469
Agency inventory	(2,606)	—	—

Inventory excluding agency inventory	$389,051	$124,864	$105,469
Days inventory on-hand(B)	67	24	24

Days payables outstanding in accounts payable:
Daily cost of products sold	$5,847	$5,226	$4,357
Continuing operations ending accounts payable	$454,546	$232,249	$181,634
Agency accounts payable	(46,853)	—	—

Accounts payable excluding agency payables	$407,693	$232,249	$181,634
Days payable outstanding(C)	70	44	42

Cash conversion cycle days (A+B-C)	25	7	6

(1)	Agency accounts receivable, inventory and accounts payable represent amounts on our balance sheet that include the full value of the product for which the revenue associated with these transactions is recorded under the net method (excluding the value of the product sold).
Lines of Credit
The table below summarizes lines of credit that were available to the Company as of December 31, 2006:

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability
	(Amounts in 000s)
North America	$70,000	$63,000	$—	$25,000	$38,000
Australia	39,430	38,819	3,750	11,275	23,794
Norway	2,405	2,405	—	—	2,405
Sweden	4,380	4,380	—	—	4,380
Slovakia	21,000	21,000	13,875	—	7,125

Total	$137,215	$129,604	$17,625	$36,275	$75,704

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

	December 31,
	2006	2005	% Change
	(Amounts in 000s)
Unrestricted cash	$54,130	$106,053	(49)%
Unused borrowing availability	75,704	79,494	(5)%

Liquidity	$129,834	$185,547	(30)%

In September and December 2006, we made significant purchases of wireless devices as part of an expanded global relationship with a major original equipment manufacturer. As discussed above, the cash generated from selling this product was less than the payments we made to our vendor, which was the primary reason for our decrease in cash and liquidity. This expanded global relationship is still in the launch and development stage, and we intend to improve our liquidity as the related new sales channels are solidified and as the new distribution model is rationalized. We believe we have adequate liquidity to fund this investment in working capital. We also believe that our existing liquidity as well as the additional liquidity provided from our new credit facility entered into on February 16, 2007 will be sufficient to operate our business for the next 12 months. Refer to Item 1A, “Risk Factors”. Further details regarding our new credit facility are disclosed in Note 16 to the Consolidated Financial Statements.
Capital Resources
Capital expenditures were $20.8 million, $12.6 million and $8.0 million for 2006, 2005 and 2004. Capital expenditures were primarily related to investments in our information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities, particularly in the U.S. Expenditures for capital resources historically have been composed of information systems, leasehold improvements and warehouse equipment. We expect this pattern to continue in future periods. Capital expenditures for 2006 included approximately $3.8 million related to our new dedicated distribution facility in Louisville, Kentucky, for which a portion of the capital expenditures were funded with amounts received from our customer as discussed in Note 3 to the Consolidated Financial Statements. We expect to invest in a range of $19.0 million to $23.0 million in 2007. A key component of our strategic plan is geographic expansion. We expect our level of capital expenditures to be affected by our geographic expansion activity.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2006.

	Payments due by Period
		Less than	1 to 3	3 to 5
	Total	1 Year	Years	Years	Thereafter
		(Amounts in 000s)
Operating leases	$78,665	$11,400	$18,412	$14,758	$34,095
Third-party debt and lines of credit(1)	17,625	13,875	3,750	—	—
Purchase obligations(2)	26,340	26,340	—	—	—
Letters of credit	36,275	36,275	—	—	—

Total	$158,905	$87,890	$22,162	$14,758	$34,095

(1)	Reflects amounts included on the Consolidated Balance Sheet including amounts owed under our line of credit in Australia that was replaced in February 2007.

(2)	Purchase obligations exclude agreements that are cancelable without penalty.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. We consider an accounting estimate to be critical if:
•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; and

•	Changes in the estimate are reasonably likely to occur from period to period as new information becomes available, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. Our estimates are based on historical experience, information from third-party professionals and various other assumptions we believe to be reasonable. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical based on the criteria above. Changes in estimates used in these and other items could have a material impact on our financial statements in any one period.
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
Goodwill and Long-lived Asset Impairment
We assess goodwill for impairment annually, or more frequently when indicators of impairment are present. At December 31, 2006, we had $7.0 million of goodwill recorded as an asset. We perform our annual impairment analysis during the fourth quarter, and based on our analysis performed in 2006, we determined no impairment was necessary for the remaining goodwill balance. In our impairment analysis we estimate the fair value of an enterprise based on the present value of anticipated future cash flows. We recognize an impairment loss to the extent the net assets of the enterprise exceed the present value of anticipated future cash flows.
We test our long-lived assets for impairment whenever there are indicators that the carrying value of the assets may not be recoverable. For long-lived assets impairment testing, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. Our long-lived assets were recorded at their fair value and there were no material impairment charges in 2006.

CREDIT RATING
We are rated by Standard & Poor’s. As of December 31, 2006, our rating was BB- with a “stable” outlook. Standard & Poor’s upgraded their rating for the Company on April 12, 2006 from B+ to BB-. Standard & Poor’s downgraded our outlook to negative on February 21, 2007.
SEASONALITY
We are subject to seasonal patterns that generally affect the wireless device industry. Wireless devices are generally used by businesses, governments and consumers. For businesses and governments, purchasing behavior is affected by fiscal year ends, while consumers are affected by holiday gift-giving seasons. For the global wireless device industry, seasonal patterns for wireless device units handled have been as follows:

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006	22%	24%	25%	29%
2005	21%	23%	26%	30%
2004	23%	23%	25%	29%
The seasonal patterns for wireless devices handled by us have been as follows:

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006	23%	25%	24%	28%
2005	18%	22%	26%	34%
2004	21%	22%	25%	32%

FORWARD LOOKING AND CAUTIONARY STATEMENTS
Various statements, discussions and analyses throughout this Annual Report on Form 10-K are not based on historical fact and contain forward-looking statements. Actual future results may differ materially from the forward-looking statements in this Annual Report on Form 10-K. Future trends for revenue and profitability are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) significant future payment obligations for wireless devices; (ii) loss of significant customers or a reduction in prices we charge these customers; (iii) possible adverse effect on demand for our products resulting from consolidation of mobile operators; (iv) dependence upon principal suppliers and availability and price of wireless products; (v) our ability to borrow additional funds; (vi) possible difficulties collecting our accounts receivable; (vii) our ability to increase volumes and maintain our margins; (viii) our ability to expand implement our future growth strategy, including acquisitions; (ix) uncertainty regarding future volatility in our Common Stock price; (x) uncertainty whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xi) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures; (xii) our operations may be materially affected by fluctuations in regional demand and economic factors; (xiii) our ability to respond to rapid technological changes in the wireless communications and data industry; (xiv) access to or the cost of increasing amounts of capital, trade credit or other financing; (xv) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xvi) effect of natural disasters, epidemics, hostilities or terrorist attacks on our operations; (xvii) investment in sophisticated information systems technologies and our reliance upon the proper functioning of such systems; (xviii) possible adverse effects of future medical claims regarding the use of wireless devices; (xix) our ability to meet intense industry competition; (xx) our ability to manage and sustain future growth at our historical or current rates; (xxi) certain relationships and financings, which may provide us with minimal returns or losses on our investments; (xxii) the impact that seasonality may have on our business and results; (xxiii) our ability to attract and retain qualified management and other personnel, cost of complying with labor agreements and high rate of personnel turnover; (xxiv) our ability to protect our proprietary information; (xxv) our significant payment obligations under certain lease and other contractual arrangements; (xxvi) our ability to maintain adequate insurance at a reasonable cost; (xxvii) the potential issuance of additional equity, including our Common Stock, which could result in dilution of existing shareholders and may have an adverse impact on the price of our Common Stock; and (xxviii) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash investments primarily in AAA rated money market mutual funds and overnight repurchase agreements, which have minimal credit risk. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral to secure accounts receivable. In certain circumstances, we have obtained credit insurance to mitigate our credit risk.
Exchange Rate Risk Management
A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures.
Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through the purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2005 or 2004. At December 31, 2006, we had no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.
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
We are exposed to changes in interest rates on our variable interest rate revolving lines of credit. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. We did not have any interest rate swaps outstanding at December 31, 2006.

Item 8. Financial Statements and Supplementary Data.

Brightpoint, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004

Revenue
Distribution revenue	$2,097,510	$1,845,983	$1,523,717
Logistic services revenue	327,863	294,194	248,707

Total revenue	2,425,373	2,140,177	1,772,424

Cost of revenue
Cost of distribution revenue	2,015,736	1,774,612	1,464,119
Cost of logistic services revenue	258,731	233,553	203,541

Total cost of revenue	2,274,467	2,008,165	1,667,660

Gross profit	150,906	132,012	104,764

Selling, general and administrative expenses	102,544	86,726	69,433
Facility consolidation charge (benefit)	(9)	933	(236)

Operating income from continuing operations	48,371	44,353	35,567

Interest, net	553	(146)	(37)
Other (income) expenses	(610)	1,523	1,526

Income from continuing operations before income taxes	48,428	42,976	34,078

Income tax expense	12,238	11,058	10,252

Income from continuing operations	36,190	31,918	23,826

Discontinued operations, net of income taxes:
Loss from discontinued operations	(417)	(20,600)	(4,343)
Loss on disposal of discontinued operations	(163)	(878)	(5,713)

Total discontinued operations, net of income taxes	(580)	(21,478)	(10,056)

Net income	$35,610	$10,440	$13,770

Earnings per share — basic:
Income from continuing operations	$0.74	$0.67	$0.48
Discontinued operations, net of income taxes	(0.01)	(0.45)	(0.20)

Net income	$0.73	$0.22	$0.28

Earnings per share — diluted:
Income from continuing operations	$0.72	$0.64	$0.46
Discontinued operations, net of income taxes	(0.02)	(0.43)	(0.19)

Net income	$0.70	$0.21	$0.27

Weighted average common shares outstanding:
Basic	49,104	47,954	50,091

Diluted	50,554	49,657	51,757

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except per share data)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$54,130	$106,053
Pledged cash	201	168
Accounts receivable (less allowance for doubtful accounts of $4,926 in 2006 and $3,621 in 2005)	228,186	168,004
Inventories	391,657	124,864
Contract financing receivable	20,161	15,630
Contract financing inventory	7,293	13,119
Other current assets	25,870	22,623

Total current assets	727,498	450,461

Property and equipment, net	37,904	27,989
Goodwill and other intangibles, net	8,219	6,707
Other assets	4,732	2,667

Total assets	$778,353	$487,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454,552	$232,258
Accrued expenses	68,320	64,494
Contract financing payable	30,991	32,373
Lines of credit, short-term	13,875	—

Total current liabilities	567,738	329,125

Long-term liabilities:
Lines of credit	3,750	—
Other long-term liabilities	12,037	9,657

Total long-term liabilities	15,787	9,657

Total liabilities	583,525	338,782

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 57,536 issued in 2006 and 55,875 issued in 2005	575	559
Additional paid-in-capital	266,756	258,443
Treasury stock, at cost, 6,891 shares in 2006 and 6,113 shares in 2005	(58,295)	(39,928)
Unearned compensation	—	(12,125)
Retained deficit	(17,918)	(53,528)
Accumulated other comprehensive income (loss)	3,710	(4,379)

Total shareholders’ equity	194,828	149,042

Total liabilities and shareholders’ equity	$778,353	$487,824

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004

Operating activities
Net income	$35,610	$10,440	$13,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,234	11,101	10,070
Discontinued operations	580	21,478	10,056
Net operating cash flows used in discontinued operations	—	(2,085)	(1,674)
Pledged cash requirements	(15)	13,662	3,212
Non-cash compensation	6,005	2,837	—
Facility consolidation charge (benefit)	(9)	933	(236)
Change in deferred taxes	(3,020)	(390)	1,792
Income tax benefits from exercise of stock options	—	5,377	5,418
Other non-cash	2,126	401	—

	53,511	63,754	42,408
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(41,135)	(47,778)	(16,265)
Inventories	(258,070)	(23,656)	1,476
Other operating assets	(1,542)	(6,183)	(590)
Accounts payable and accrued expenses	197,319	82,823	(19,287)

Net cash provided by (used in) operating activities	(49,917)	68,960	7,742

Investing activities
Capital expenditures	(20,779)	(12,649)	(8,029)
Acquisitions, net of cash acquired	(1,413)	(413)	(1,447)
Net investing cash flow from discontinued operations	—	(1,097)	33
Net cash provided by (used in) contract financing arrangements	6,960	(5,285)	4,398
Decrease (increase) in other assets	(1,853)	3,945	(878)

Net cash used in investing activities	(17,085)	(15,499)	(5,923)

Financing Activities
Net proceeds from (payments on) credit facilities	15,825	—	(16,462)
Purchase of treasury stock	(18,367)	(15,918)	(24,010)
Net financing cash used in discontinued operations	—	—	(38)
Excess tax benefit from equity based compensation	8,690	—	—
Pledged cash requirements	—	—	5,000
Proceeds from common stock issuances under employee stock option plans	5,760	4,750	1,013

Net cash provided by (used in) financing activities	11,908	(11,168)	(34,497)

Effect of exchange rate changes on cash and cash equivalents	3,171	(8,360)	5,919

Net increase (decrease) in cash and cash equivalents	(51,923)	33,933	(26,759)
Cash and cash equivalents at beginning of year	106,053	72,120	98,879

Cash and cash equivalents at end of year	$54,130	$106,053	$72,120

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Shareholders’ Equity

		Additional			Retained	Accumulated Other	Total
	Common	Paid-in	Treasury	Unearned	Earnings	Comprehensive	Shareholders’	Comprehensive
(Amounts in thousands)	Stock	Capital	Stock	Compensation	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2003	$520	$227,011	$—	$—	$(77,738)	$(2,209)	$147,584

2004 Activity:
Net Income	—	—	—	—	13,770	—	13,770	13,770
Other comprehensive income (loss):
Currency translation of foreign investments	—	—	—	—	—	6,961	6,961	6,961
Purchase of treasury stock	—	—	(24,010)	—	—	—	(24,010)	—
Common stock issued in connection with employee stock plans and related income tax benefit	7	6,425	—	—	—	—	6,432	—

Balance at December 31, 2004	$527	$233,436	$(24,010)	$—	$(63,968)	$4,752	$150,737	$20,731

2005 Activity:
Net Income	—	—	—	—	10,440	—	10,440	$10,440
Other comprehensive income (loss):
Currency translation of foreign investments	—	—	—	—	—	(9,131)	(9,131)	(9,131)
Purchase of treasury stock	—	—	(15,918)	—	—	—	(15,918)	—
Unearned compensation	—	—	—	(12,125)	—	—	(12,125)	—
Common stock issued in connection with employee stock plans and related income tax benefit	32	25,007	—	—	—	—	25,039	—

Balance at December 31, 2005	$559	$258,443	$(39,928)	$(12,125)	$(53,528)	$(4,379)	$149,042	$1,309

2006 Activity:
Net Income	—	—	—	—	35,610	—	35,610	35,610
Other comprehensive income (loss):
Currency translation of foreign investments	—	—	—	—		8,548	8,548	8,548
Adjustment to adopt Statement of Financial Accounting Standards 158, net of tax	—	—	—	—	—	(459)	(459)	—
Purchase of treasury stock	—	—	(18,367)	—	—	—	(18,367)	—
Unearned compensation	—	—	—	12,125	—	—	12,125	—
Common stock issued in connection with employee stock plans and related income tax benefit	16	8,313	—	—	—	—	8,329	—

Balance at December 31, 2006	$575	$266,756	$(58,295)	$—	$(17,918)	$3,710	$194,828	$44,158

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Brightpoint, Inc. (the Company) is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”), Mobile Virtual Network Operators (MVNOs) and manufacturers with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, United Arab Emirates, United Kingdom and the United States. The Company provides integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. The Company provides distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
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
For distribution revenue, which is recorded using the gross method, the criteria of SAB 104 are generally met upon shipment to customers, including title transfer; and therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery; and therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance to the provisions of SAB 104. Sales are recorded net of discounts, rebates, returns, and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance) or other arrangements. A portion of the Company’s sales involves shipments of products directly from its suppliers to its customers. In such circumstances, the Company negotiates the price with the supplier and the customer, assumes responsibility for the delivery of the product and, at times, takes the ownership risk while the product is in transit, pays the supplier directly for the product shipped, establishes payment terms and bears credit risk of collecting payment from its customers. In addition, the Company bears responsibility for accepting returns of products from the customer in these arrangements.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
For logistic services revenue, the criteria of SAB 104 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. In general, logistic services are fee-based services. The Company has certain arrangements for which it records receivables, inventory and payables based on the gross amount of the transactions; however, the Company records revenue for these logistic services at the amount of net margin because it is acting as an agent for mobile operators as defined by EITF 99-19. The Company also records revenue from the sale of prepaid airtime within logistic services. In certain circumstances, the Company recognizes revenue for the sales of prepaid airtime using the gross method (based on the full sales price of the airtime to its customers) because the Company has general inventory risk, latitude in setting price and other gross reporting indicators as defined by EITF 99-19. If all of the Company’s prepaid airtime transactions that are currently recorded using the gross method were accounted for using the net method, logistic services revenue would have been lower by $121.7 million, $136.7 million and $132.8 million for 2006, 2005 and 2004.
In other logistic services arrangements, the Company receives activation commissions for acquiring subscribers on behalf of mobile operators through its independent dealer/agents. In the event activation occurs through an independent dealer/agent, a portion of the commission is passed on to the dealer/agent. These arrangements may contain provisions for additional residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon activation of the subscriber’s service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances when the Company acts as the obligor and determines the commission it will offer to independent dealer/agents, the Company recognizes the full commission earned from the mobile operator using the gross method. In circumstances where the Company is acting as an agent for mobile operators as defined by EITF 99-19, the Company recognizes the revenue using the net method. Performance penalty clauses may be included in certain contracts whereby the Company provides logistic services. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.
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
•	Price protection: consideration is received from certain, but not all, suppliers in the form of a credit memo based on market conditions as determined by the supplier. The amount is determined based on the difference between original purchase price from the supplier and revised list price from the supplier. The terms of the price protection varies by supplier and product, but is typically less than one month from original date of purchase. This amount is accrued as a reduction of trade accounts payable until a credit memo is received and applied as a debit to the outstanding accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those wireless devices already sold.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
•	Volume incentive rebates: consideration is received from certain suppliers when purchase or sell-through targets are attained or exceeded within a specified time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those devices already sold. In certain markets, the amount of the rebate is determined based on actual volumes purchased for the incentive period to date at the established rebate percentage without minimum volume purchase requirements. In other markets, where the arrangement has a tiered rate structure for increasing volumes, the rate of the rebate accrual is determined based on the actual volumes purchased plus reasonable, predictable estimates of future volumes within the incentive period. In the event the future volumes are not reasonably estimable, the Company records the incentive at the conclusion of the rebate period or at the point in time when the volumes are reasonably estimable. Upon expiration of the rebate period an adjustment is recognized through inventory or cost of sales for devices already sold if there is any variance between estimated rebate receivable and actual rebate earned. To the extent that the Company passes-through rebates to its customers, the amount is recognized as a liability in the period that it is probable and reasonably estimable.
•	Marketing, training and promotional funds: consideration is received from certain suppliers for cooperative arrangements related to market development, training and special promotions agreed upon in advance. The amount received is generally in the form of a credit memo, which is applied to trade accounts payable. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduces this liability. To the extent that the Company incurs costs in excess of the established supplier fund, the Company recognizes the amount as a selling expense.
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
In 2006, 2005 and 2004, Generation Next Group (formerly Computech), a customer of the Company’s Brightpoint Asia Limited operations, accounted for approximately 13%, 12% and 12% of the Company’s total revenue and 29%, 23% and 22% of the Asia-Pacific division’s revenue. At December 31, 2006 and 2005, there were no amounts owed to the Company from Generation Next Group. The loss or a significant reduction in business activities by the Company’s customers could have a material adverse affect on the Company’s revenue and results of operations.
The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Revenue from the sale of Nokia products, represented approximately 47%, 52% and 58% of total revenue in 2006, 2005 and 2004. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of its subsidiaries in support of their vendor credit facilities. The payment terms received from the Company’s suppliers is dependent on several factors, including, but not limited to, the Company’s payment history with the supplier, the supplier’s credit granting policies, contractual provisions, the Company’s overall credit rating as determined by various credit rating agencies, the Company’s recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company’s control, could have a material adverse effect on the Company’s operations. The Company believes that its relationships with its suppliers are satisfactory; however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable on an on-going basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. In certain circumstances, the Company has obtained credit insurance to mitigate its credit risk.
Contract Financing Arrangements
The Company offers financing of inventory and receivables to certain mobile operator customers and their authorized dealer/agents under contractual arrangements. Under these arrangements, the Company records the accounts receivable from sales on behalf of these customers and inventory and accounts payable for product purchased under these arrangements; however, the Company has the ability to require these customers, subject to certain limitations, to assume the accounts receivable or repurchase the inventory that it has purchased on their behalf. Consequently, the Company is financing these receivables and inventory and has a receivable from these customers for the amounts it has financed. Inventory purchased and accounts receivable from product sold under these arrangements is recorded as a current asset under the caption “Contract financing inventory” and “ Contract financing receivable”, and any accounts payable pursuant to these arrangements is recorded as a current liability under the heading “Contract financing payable”. The Company records revenue for these logistic services at the amount of the net margin because it is acting as an agent for mobile operators as defined by EITF 99-19.
The following is a summary of the Company’s contract financing arrangements (in thousands):

	Contract	Contract	Contract		Revenue
	Financing	Financing	Financing	Gross	Recognized
	Receivable	Inventory	Payables	Billings	(Net Margin)

2006	$20,161	$7,293	$30,991	$200,199	$5,510
2005	15,630	13,119	32,373	175,374	7,078
The Company’s contract financing activities are provided to mobile operators and their authorized deal/agents located in the United States and Slovakia. Decisions to grant credit under these arrangements are generally at the discretion of the Company, are made within guidelines established by the mobile operators and are subject to the Company’s normal credit granting and ongoing credit evaluation process.
Inventories
Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. Overhead expenses are capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Inventory adjustments for obsolescence and lower of cost or market value may be expensed directly or applied to an inventory valuation allowance, depending on the nature of the adjustment. During the years ended December 31, 2006 and 2005, the Company had no individually significant inventory valuation adjustments.
Fair Value of Financial Instruments
The carrying amounts at December 31, 2006 and 2005, of cash and cash equivalents, pledged cash, accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses, contract financing payables and certain of the Company’s credit facilities approximate their fair values because of the short maturity of those instruments.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The Company enters into derivative instruments through purchase of forward contracts to reduce, not eliminate, unanticipated fluctuation in earnings and cash flows caused by volatility in currency exchange rates. The Company also enters into derivative instruments through purchase of forward contracts to pay vendors who invoice the Company in a non-functional currency. The fair value of these instruments is reported as a current asset or current liability in the Consolidated Balance Sheets. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities; and therefore, changes in fair value of these instruments are included as a component of “Other (income) expenses” in the Consolidated Statements of Operations.
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
Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets
The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the present value of anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2006 and 2005, the finite-lived intangible assets total $1.2 million and $0.4 million, net of accumulated amortization of $1.5 million and $1.2 million and are currently being amortized over three to five years at approximately $0.4 million per year. For the year ended December 31, 2006, the Company incurred no impairment charges for these long-lived intangible and finite lived intangible assets. For the year ended December 31, 2005, the Company recorded an impairment charge of approximately $2.3 million to write-down certain intangible assets in connection with the Company’s decision to sell its operations in France. This impairment charge is included as a component of “Loss from discontinued operations” in the Consolidated Statement of Operations.
Goodwill
The Company follows the principles of SFAS 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but rather tested annually for impairment. In the third quarter of 2005, the Company recorded an impairment charge of approximately $11.5 million as a result of its decision to sell its operations in France. This impairment charge is included as a component of “Loss from discontinued operations” in the Consolidated Statement of Operations. In the fourth quarter of 2006, 2005 and 2004, the Company performed the required annual impairment test on its remaining goodwill and incurred no additional impairment charges. The Company’s reporting units are contained within three geographic segments, the Americas, Europe and Asia-Pacific as defined under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions of SFAS 142 and performs the necessary goodwill impairment tests at the reporting unit level.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2006, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total

Balance at December 31, 2004	$—	$17,509	$1,495	$19,004
France impairment charge	—	(11,545)	—	(11,545)
Goodwill from acquisitions	—	—	275	275
Effects of foreign currency fluctuation	—	(1,988)	(99)	(2,087)

Balance at December 31, 2005	$—	$3,976	$1,671	$5,647
Goodwill from acquisitions	611	—	—	611
Effects of foreign currency fluctuation	—	608	110	718

Balance at December 31, 2006	$611	$4,584	$1,781	$6,976

Foreign Currency Translation
The functional currency for most of the Company’s foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the period, and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as a component of “Other (income) expenses.” Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations	$36,190	$31,918	$23,826
Discontinued operations, net of income taxes	(580)	(21,478)	(10,056)

Net Income	$35,610	$10,440	$13,770

Earnings per share — basic:
Income from continuing operations	$0.74	$0.67	$0.48
Discontinued operations, net of income taxes	(0.01)	(0.45)	(0.20)

Net income	$0.73	$0.22	$0.28

Earnings per share — diluted:
Income from continuing operations	$0.72	$0.64	$0.46
Discontinued operations, net of income taxes	(0.02)	(0.43)	(0.19)

Net income	$0.70	$0.21	$0.27

Weighted average shares outstanding for basic earnings per share	49,104	47,954	50,091
Net effect of dilutive stock options, restricted stock units and restricted stock based on the treasury stock method using average market price	1,450	1,703	1,666

Weighted average shares outstanding for diulted earnings per share	50,554	49,657	51,757

Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this Statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on January 1, 2008. Based on the conditions that existed as of December 31, 2006, the Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires the recognition of a liability for the unfunded status of a plan or an asset for a plan’s overfunded status in the balance sheet. The statement also requires the recognition of changes in the funded status through comprehensive income during the year in which that change occurred. The Company adopted the provisions of SFAS 158 effective December 31, 2006. The adoption of this statement did not have a material impact on its financial statements.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, United Arab Emirates, United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe. The Company’s operating segments have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). Previously, the Company’s measurement of segment profit included allocated corporate selling, general and administrative expenses. Segment information for prior periods has been reclassified to conform to the 2006 presentation. A summary of the Company’s operations by segment is presented below (in thousands) for 2006, 2005 and 2004:

				Corporate and
	Americas	Asia-Pacific	Europe	Reconciling Items	Total

2006:
Distribution revenue	$612,386	$1,088,247	$396,877	$—	$2,097,510
Logistic services revenue	202,202	27,487	98,174	—	327,863

Total revenue from external customers	$814,588	$1,115,734	$495,051	$—	$2,425,373

Operating income from continuing operations	$41,377	$17,564	$11,391	$(21,961)	$48,371
Depreciation and amortization	8,581	2,487	856	310	12,234
Capital expenditures	16,873	2,662	644	600	20,779
Total segment assets	226,634	379,129	162,598	9,992	778,353

2005:
Distribution revenue	$507,508	$1,054,051	$284,424	$—	$1,845,983
Logistic services revenue	167,566	27,478	99,150	—	294,194

Total revenue from external customers	$675,074	$1,081,529	$383,574	$—	$2,140,177

Operating income from continuing operations	$39,921	$18,939	$4,634	$(19,141)	$44,353
Depreciation and amortization	7,961	1,946	923	271	11,101
Capital expenditures	8,366	2,858	893	532	12,649
Total segment assets	192,206	172,414	103,802	19,402	487,824

2004:

Distribution revenue	$393,883	$924,024	$205,810	$—	$1,523,717
Logistic services revenue	111,252	44,126	93,329	—	248,707

Total revenue from external customers	$505,135	$968,150	$299,139	$—	$1,772,424

Operating income from continuing operations	$25,245	$18,546	$4,908	$(13,132)	$35,567
Depreciation and amortization	7,415	1,337	1,002	316	10,070
Capital expenditures	4,136	2,242	1,580	71	8,029
Total segment assets	141,248	160,578	124,605	11,153	437,584

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	2006	2005	2004
	Total Revenue (1)
Information about Geographic Areas:
Americas
United States	$790,137	$649,154	$493,243
Other	24,451	25,920	11,892

Total Americas	$814,588	$675,074	$505,135

Asia-Pacific
United Arab Emirates	$618,507	$553,402	$552,648
Australia	204,227	299,246	258,441
Other	293,000	228,881	157,061

Total Asia-Pacific	$1,115,734	$1,081,529	$968,150

Europe
Sweden	$225,071	$186,471	$209,020
Other	269,980	197,103	90,119

Total Europe	$495,051	$383,574	$299,139

Total	$2,425,373	$2,140,177	$1,772,424

(1)	Revenues are attributable to country based on selling location.

	2006	2005
	Long-Lived Assets
United States	$34,264	$22,133
Sweden	4,312	3,773
Other	12,279	11,457

	$50,855	$37,363

2. Stock Based Compensation
On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, the Company used the intrinsic value method provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. Under the modified prospective transition method, compensation cost recognized for stock based compensation beginning January 1, 2006 includes (a) compensation cost for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) on a straight-line attribution method. Results for prior periods have not been restated.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the year ended December 31, 2006 are $2.6 million and $1.9 million lower than if it had continued to account for stock based compensation under APB 25. Total stock based compensation expense for the year ended December 31, 2006 was $4.1 million (net of related tax effects), compared to $2.2 million that would have been included in the determination of net income had the Company continued to account for stock based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.04 lower than if the Company had not adopted SFAS 123(R). In addition, SFAS 123(R) requires cash flows resulting from tax deductions of stock based compensation in excess of the compensation costs recognized for those awards (excess tax benefits) to be classified as financing cash flows; whereas, previously, the Company reported all tax benefits of deductions resulting from stock based compensation as operating cash flows. As a result, the $8.7 million of excess tax benefits classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Furthermore, under APB 25, grants of restricted shares were recorded in additional paid-in capital (APIC) with an offsetting amount to unearned compensation (contra equity), which was amortized to expense over the vesting period. However, under SFAS 123(R), amounts should not be recognized in equity until compensation cost is recognized over the requisite service period. Therefore, the $12.1 million unearned compensation balance at December 31, 2005 was netted against APIC during the first quarter of 2006.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income as reported	$10,440	$13,770
Add back; stock compensation included in net income	1,746	—
Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(3,298)	(2,197)

Pro forma net income	$8,888	$11,573

Earnings per share — basic:
Net income as reported	$0.22	$0.28
Add back; stock compensation included in net income	0.04	—
Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.07)	(0.05)

Pro forma net income	$0.19	$0.23

Earnings per share — diluted:
Net income as reported	$0.21	$0.27
Add back; stock compensation included in net income	0.04	—
Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.07)	(0.05)

Pro forma net income	$0.18	$0.22

The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
2004 Long-Term Incentive Plan
During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 2.0 million shares of common stock in the aggregate. Additionally, the number of shares that are subject to non-option awards under the LTI Plan shall not exceed 2.0 million shares of common stock in the aggregate. There are 4.1 million common shares reserved for issuance under the LTI Plan, of which approximately 3.0 million and 3.1 million were authorized but unissued at December 31, 2006 and 2005. Under this LTI Plan, 2.0 million shares remain available for grant as of December 31, 2006.
For the above plans, the Compensation and Human Resources Committee of the Board of Directors determines the time(s) at which the grants will be awarded, selects the officers or other recipients of awards and determines the number of shares covered by each grant, as well as, the purchase price, time of exercise of options (not to exceed ten years from the date of the grant) and other terms and conditions. The Board of Directors has delegated authority to the Company’s Chief Executive Officer to grant up to approximately 0.6 million of awards to non-officer employees per calendar year.
Amended and Restated Independent Director Stock Compensation Plan
During 2004, the Company’s shareholders approved an Amended and Restated Independent Director Stock Compensation Plan (the Director Stock Compensation Plan), pursuant to which 2.4 million shares of common stock are reserved for issuance to non-employee directors, of which approximately 2.2 and 2.3 million were authorized but unissued at December 31, 2006 and 2005. The Director Stock Compensation Plan provides for Initial Awards, consisting of restricted shares of the Company’s common stock granted to an Independent Director when he or she joins the Board; Annual Awards, consisting of up to an aggregate of 5,400 restricted shares of the Company’s common stock granted to all Independent Directors on an annual basis; and Elective Awards, consisting of an award of restricted shares of the Company’s common stock equal to a percentage of the Independent Director’s board compensation, which are paid in June and December of each year. At least 50% of each Independent Director’s annual compensation (excluding committee compensation) must be paid in common stock under the Director Stock Compensation Plan, unless certain conditions are met.
Stock Options
The exercise price of stock options granted under the LTI Plan may not be less than the fair market value of a share of common stock on the date of the grant. Options generally become exercisable in periods ranging from one to three years after the date of the grant. Information regarding options granted under option plans for 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Options	Price	Life	December 31

Outstanding at January 1	2,699,245	$5.29
Granted	—	—
Exercised	(1,378,068)	4.23
Forfeited	(96,755)	6.71
Expired	(3,930)	1.28

Outstanding at December 31	1,220,492	$6.37	2.55	$8,635,623

Exercisable at December 31	358,473	$4.62	2.05	$3,166,174

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following table summarizes information about the fixed price stock options outstanding at December 31, 2006:

						Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			Outstanding at	Remaining	Average	Outstanding at	Average
Range of			December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices			2006	Life	Price	2006	Price

$0.35	—	$6.38	182,771	1.25 years	$1.80	170,171	$1.57
$6.51	—	$6.51	292,500	2.15 years	6.51	27,000	6.51
$6.78	—	$6.78	261,020	3.14 years	6.78	68,601	6.78
$7.08	—	$7.08	6,750	3.42 years	7.08	2,250	7.08
$7.48	—	$10.26	477,451	2.96 years	7.81	90,451	8.08

			1,220,492		$6.37	358,473	$4.62
The per-share weighted average fair value of stock options granted in 2005 and 2004 was $4.17 and $3.86. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Risk-free interest rate	3.86%	3.36%
Dividend yield	0.00%	0.00%
Expected volatility	.84	.85
Expected life of the options (years)	3.24	3.24
The Company did not grant stock options under its equity compensation plans during 2006. For the year ended December 31 2006, the Company granted 301,325 shares of restricted stock units with a weighted average grant date fair value of $19.94 per share:

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value as of
	Units	Price	Life	December 31

Outstanding at January 1	401,427	$—
Granted	301,325	—
Released	(51,460)	—
Forfeited	(39,162)	—

Outstanding at December 31	612,130	$—	2.14	$8,233,149
During 2006, the Company also granted 184,673 shares of restricted stock awards at a weighted average grant date fair value of $21.06 per share:

		Weighted	Weighted
		Average	Average
	Restricted	Grant	Remaining
	Stock	Date	Contractual
	Awards	Fair Value	Life

Outstanding at January 1	1,063,485	$7.29
Granted	184,673	21.06
Released	—	—
Forfeited	—	—

Outstanding at December 31	1,248,158	$9.33	3.41
The weighted average fair value of restricted stock awards granted during 2005 and 2004 was $7.52 and $4.88 per share. The weighted average fair value of restricted stock units granted during 2005 and 2004 was $8.29 and $4.78 per share.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The Company typically grants performance based equity awards during the first quarter of the fiscal year. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture vest in three equal annual installments beginning with the first anniversary of the grant.
The total intrinsic value of options exercised and restricted stock released (vested) during 2006, 2005 and 2004 was $25.0 million, $20.4 million and $2.6 million. As of December 31, 2006, total compensation cost related to non-vested awards not yet recognized was $15.7 million of which approximately one-third will be recognized in each of the next three fiscal years. In addition, the Company will recognize compensation expense for any new awards granted subsequent to December 31, 2006.
3. T-Mobile Agreement
In August 2006, the Company entered into a Master Service Agreement (the Agreement) with T-Mobile in the United States to provide a full range of integrated forward logistic services enabling T-Mobile to deliver its wireless devices to its direct and indirect distribution channels, as well as directly to T-Mobile’s subscribers from a dedicated facility leased by the Company in Louisville, Kentucky. The Agreement has multiple service deliverables that do not qualify for a separate unit of accounting under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenue and direct costs associated with the initial facility preparation phase of the Agreement have been deferred and will be realized on a straight-line basis over the term of the Agreement beginning in 2007, once the facility becomes operational. At December 31, 2006, approximately $2.1 million of revenue has been deferred and approximately $1.0 million of direct facility preparation costs have been deferred. Deferred revenue is included as a component of “Accrued expenses” and deferred costs are included as a component of “Other current assets” in the Company’s Consolidated Balance Sheet. If direct facility preparation costs exceed the amount of revenue deferred during the start-up phase, these excess costs will be expensed in the period in which they are incurred.
4. Acquisitions
During October 2006, the Company announced that a subsidiary of its Americas division, Wireless Fulfillment Services LLC, completed its acquisition of all of the outstanding shares of Trio Industries, Inc. (TrioTek). TrioTek is a leading provider of bundled wireless products and solutions to Value Added Resellers (VARs), system integrators, and other customers focused on providing wireless data services. TrioTek is an authorized master agent for Sprint Nextel, Cingular Wireless and Verizon Wireless and distributes a wide variety of wireless data products from several original equipment manufacturers. The initial purchase price, including direct acquisition costs was approximately $0.6 million. Furthermore, up to $4.4 million in additional contingent consideration could be paid through 2008, depending on when and if certain performance-related milestones are reached provided the total purchase price does not exceed $5.0 million. The acquisition of TrioTek was part of the Company’s continued investment in Advanced Wireless Services (AWS) in the Americas. In connection with this acquisition, the preliminary purchase price allocation included an intangible asset of $0.4 million and goodwill of $0.6 million. The operating results of TrioTek are included in the Company’s Consolidated Statement of Operations from the date the acquisition was completed.
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
The impact of these acquisitions was not material in relation to the Company’s consolidated results of operations. Consequently, pro forma information is not presented.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
On December 18, 2006 the Company’s subsidiary, 2601 Metropolis Corp., entered into a definitive agreement with CellStar Corporation and certain of its subsidiaries (CellStar) to acquire specific assets (and assume certain liabilities) used in connection with CellStar’s U.S. operations and its Miami-based Latin America business for $88 million in cash, subject to certain adjustments. The closing of the proposed transaction, which is subject to the approval of Cellstar’s stockholders and the completion of customary closing conditions, is expected to occur in late March or early April of 2007. Pursuant to this acquisition, the Company expects to record goodwill and other intangible assets of approximately $65.0 million.
5. Income Tax Expense
For financial reporting purposes, income from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004

United States	$17,428	$17,234	$8,249
Foreign	31,000	25,742	25,829

	$48,428	$42,976	$34,078

The reconciliation for 2006, 2005 and 2004 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2006	2005	2004

Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. Federal benefit	(0.2)	1.6	1.2
Net benefit of tax on foreign operations	(9.3)	(6.6)	(9.6)
Other	(0.2)	(4.3)	3.5

Effective income tax rate	25.3%	25.7%	30.1%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Current:
Federal	$6,788	$4,549	$1,979
State	659	1,206	647
Foreign	7,145	6,008	6,932

	$14,592	$11,763	$9,558

Deferred:
Federal	(1,255)	$(751)	$710
State	(313)	(160)	86
Foreign	(786)	206	(102)

	(2,354)	(705)	694

	$12,238	$11,058	$10,252

During 2006, 2005 and 2004 there was an income tax expense (benefit) recorded in discontinued operations of $0.1 million, ($0.6) million and $(2.5) million.
The effective tax rate from 2005 to 2006 remained relatively flat. Included in 2006 is the release of approximately $0.7 million in tax contingency reserves due to statute of limitations expirations and a release of $ 1.0 million of Federal, state and foreign tax contingency reserves relating to expense that were deemed no longer probable. Both 2005 and 2006 included a benefit from the release of valuation allowances against deferred tax assets related to prior period net operating losses. In 2005, the company released a $1.1 million valuation allowance recorded against alternative minimum tax credits as the utilization of net operating losses in the United States increased the likelihood that the alternative minimum tax credits would be utilized.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Components of the Company’s net deferred tax assets after valuation allowance are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Current:
Capitalization of inventory costs	$599	$899
Allowance for doubtful accounts	1,277	922
Accrued liabilities and other	7,575	5,823
Noncurrent:
Depreciation	38	39
Other long-term investments	708	—
Net operating losses and other carryforwards	23,301	19,152

	33,498	26,835
Valuation allowance	(22,940)	(18,218)

Total deferred tax assets	10,558	8,617

Deferred tax liabilities:
Current:
Other current liabilities	(1,184)	(2,539)
Noncurrent:
Depreciation	(2,357)	(3,346)
Other assets	(1,961)	(330)

Total deferred tax liabilities	(5,502)	(6,215)

Net deferred assets	$5,056	$2,402

Income tax payments for continuing operations were $ 4.6 million, $6.6 million and $3.9 million in 2006, 2005 and 2004.
At December 31, 2006, the Company had foreign net operating loss carryforwards of approximately $21.5 million, of which approximately $19.4 million have no expiration date and $2.1 million expire during 2013. The Company also has U.S. foreign tax credits of $14.1 million of which $12.7 million expire during 2012 and $1.4 million expire between 2013 and 2015. The Company determined that a portion of the deferred tax asset related to net operating loss carryforwards and foreign tax credits is not likely to be realized, and a valuation allowance has been established against that asset to record it at its expected realizable value. Undistributed earnings of the Company’s foreign operations were approximately $33.1 million at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Details of discontinued operations are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Revenue	$—	$103,562	$90,968

Loss from discontinued operations before income taxes	$(337)	$(21,208)	$(6,819)
Income tax expense (benefit)	80	(608)	(2,476)

Loss from discontinued operations (1)	$(417)	$(20,600)	$(4,343)

Loss on disposal of discontinued operations (2)	(163)	(878)	(5,713)

Total discontinued operations	$(580)	$(21,478)	$10,056

(1)	Includes $13.8 million of goodwill and intangible asset impairment charges for the year ended December 31, 2005 related to the Company’s operations in France.

(2)	Loss on disposal of discontinued operations for the year ended December 31, 2005 includes $2.2 million loss on sale of France operations (net of approximately $3.5 million gains related to cumulative currency translation adjustments), which is partially offset by approximately $1.0 million of tax benefits from previous disposals. Loss on disposal of discontinued operations for the year ended December 31, 2004 includes $3.8 million loss on sale of Ireland operations 2004.
France Operations
On December 16, 2005, the Company’s subsidiary, Brightpoint Holdings B.V., completed the sale of all the equity securities of Brightpoint France SARL (Brightpoint France) to an entity formed by the former managing director of Brightpoint France. Consideration for the sale consisted of a loan receivable from the purchaser of which the Company received approximately $0.5 million during 2006. The remaining face value of the loan receivable from the purchaser at December 31, 2006 was approximately $1.2 million and is due in equal installments in December 2007 and 2008. The Company recorded a loss from the sale of approximately $2.2 million, representing the difference between the carrying value of Brightpoint France and the fair value of consideration received. During the third quarter of 2005, the Company recorded impairment charges in connection with its plan to sell Brightpoint France, including a $13.8 million non-cash impairment charge to the value of goodwill and other intangible assets, which is included in “Loss from discontinued operations” in the Consolidated Statement of Operations. Brightpoint France was part of the Company’s Europe division.
7. Property and Equipment
The components of property and equipment are as follows (in thousands):

	December 31
	2006	2005

Information systems equipment and software	70,017	74,101
Furniture and equipment	28,018	18,729
Leasehold improvements	7,580	5,382

	105,615	98,212
Less accumulated depreciation	(67,711)	(70,223)

	37,904	27,989

Depreciation expense charged to continuing operations was $11.9 million, $10.7 million and $9.7 million in 2006, 2005 and 2004.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
8. Lease Arrangements
The Company leases its office and warehouse space as well as certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $14.7 million, $10.5 million and $11.2 million for 2006, 2005 and 2004.
The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending December 31,
2007	$11,400
2008	9,507
2009	8,905
2010	7,702
2011	7,056
Thereafter*	34,095

$78,665

*	Includes approximately $32.8 million related to the Company’s 495,000 square foot facility located in Plainfield, Indiana, for which the initial lease term expires in 2019. The minimum lease payments increase every three years on this lease agreement. The Company recognizes rent expense on a straight-line basis, which results in deferred rent during the portion of the lease term in which payments are less than the expense recognized. As a result, the Company has a deferred rent liability of $5.6 million and $4.7 million at December 31, 2006 and 2005, which is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheets.
9. Lines of Credit
At December 31, 2006, the Company had $17.6 million of borrowings outstanding on its lines of credit. The timing of payments to suppliers and collections from customers causes our cash balances and borrowings to fluctuate throughout the year. In addition, in certain subsidiaries, local lenders restrict the use of intercompany funds that can be used to pay down lines of credit. During 2006, the largest outstanding borrowings on a given day were approximately $55.7 million, and average outstanding borrowings were approximately $21.5 million. There were no outstanding balances on lines of credit at December 31, 2005. During 2005, the largest outstanding borrowings on a given day were approximately $36.3 million, and average outstanding borrowings were approximately $14.0 million.
At December 31, 2006, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. For the years ended December 31, 2006, 2005 and 2004, interest expense, which approximates cash payments of interest, was $2.3 million, $1.2 million and $0.9 million. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The table below summarizes lines of credit that were available to the Company as of December 31, 2006 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

North America	$70,000	$63,000	$—	$25,000	$38,000
Australia	39,430	38,819	3,750	11,275	23,794
Norway	2,405	2,405	—	—	2,405
Sweden	4,380	4,380	—	—	4,380
Slovakia	21,000	21,000	13,875	—	7,125

Total	$137,215	$129,604	$17,625	$36,275	$75,704

Lines of Credit -Americas Division
Brightpoint North America L.P. entered into a credit facility (the Revolver) with GE Capital in 2001, which has been amended periodically as circumstances warranted changes to the agreement. The Revolver, which expires in September of 2009 provides borrowing availability, subject to borrowing base calculations, the supplemental advance calculations and other limitations, of up to a maximum of $70.0 million and at December 31, 2006, bears interest, at the Borrowers’ option, at the prime rate or LIBOR plus 1.5%. The applicable interest rate that the Borrowers are subject to can be adjusted quarterly based upon certain financial measurements defined in the Revolver. The Revolver is guaranteed by the Company, and is secured by, among other things, all of the Borrowers’ assets. The Revolver is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Revolver is a secured asset-based facility with an additional supplemental advance based on EBITDA where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments to determine the borrowing base. EBITDA is calculated to determine the eligible supplemental advance. Eligible accounts receivable, inventories and EBITDA fluctuate over time, which can increase or decrease borrowing availability. In addition, the Company has pledged certain intellectual property and the capital stock of certain of its subsidiaries as collateral for the Revolver. There were no amounts outstanding under the Revolver, and available funding, net of the applicable required availability minimum and letters of credit, was approximately $38.0 million at December 31, 2006 and $40.5 million at December 31, 2005.
Lines of Credit — Asia-Pacific
On December 23, 2005, the Company’s primary Australian operating subsidiary, Brightpoint Australia Pty Ltd, amended its revolving credit facility (the Facility) with GE Commercial Finance in Australia dated December 24, 2002. The amendment, among other things, extended the maturity date to December 23, 2008, increased the sub-limit amount that Brightpoint Australia may borrow under the Facility Agreement to be used for letters of credit from 15.0 million Australian Dollars to 17.5 million Australian Dollars and modified the rate of interest charged under the Facility to the Bank Bill Swap Reference Rate plus a maximum spread of 1.85% (1.6% at December 31, 2006). The Facility provides borrowing availability, subject to borrowing base calculations and other limitations, of up to a maximum amount of 50.0 million Australian dollars (approximately $39.4 million U.S. dollars at December 31, 2006). Borrowings under the Facility are used for general working capital purposes. The Facility is subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio. The Facility is a secured asset-based facility where a borrowing base is calculated periodically using eligible accounts receivable and inventory, subject to certain adjustments. Eligible accounts receivable and inventories fluctuate over time, which can increase or decrease borrowing availability. At December 31, 2006 there was $3.8 million of borrowings outstanding under the Facility, and available funding was approximately $23.8 million. At December 31, 2005, there were no amounts outstanding under the Facility, and available funding was approximately $27.0 million.
In April 2006, the credit facility utilized by the Company’s primary operating subsidiary in the Philippines, Brightpoint Philippines, Inc., matured and was not renewed. In addition, the credit facility utilized by the Company’s primary operating subsidiary in New Zealand, Brightpoint New Zealand Limited matured in November 2006 and was not renewed. Future borrowing needs of Brightpoint Philippines and Brightpoint New Zealand will be funded with either existing liquidity or new credit facilities.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Lines of Credit — Europe
The Company’s primary operating subsidiary in Sweden, Brightpoint Sweden AB, has an overdraft facility with SEB Finans AB. The facility has borrowing availability of up to 30.0 million Swedish Krona (approximately $4.4 million U.S. dollars at December 31, 2006) and bears interest at the SEB Banken Base plus 0.75% (3.75% at December 31, 2006). The facility is supported by a guarantee provided by the Company.
In December 2006, the Company’s primary operating subsidiary in Norway, Brightpoint Norway NUF, entered into an overdraft facility with SEB Finans AB. The facility has borrowing availability of up to 15.0 million Norwegian Kroner (approximately $2.4 million U.S. dollars at December 31, 2006) and bears interest at the SEB Banken Base plus 0.75% (4.75% at December 31, 2006). The facility is supported by a guarantee provided by the Company. At December 31, 2006, there were no amounts outstanding under this facility.
The credit facility utilized by the Company’s primary operating subsidiary in the Slovak Republic, Brightpoint Slovakia s.r.o., matured in May 2006 and was not renewed. In August 2006, Brightpoint Slovakia s.r.o. entered into a credit facility with Všeobecná úverová banka, a.s. (VUB). This facility, which matures in August 2007, provides borrowing availability of up to a maximum of $21.0 million. The facility bears interest on U.S. dollar borrowings at the 1-month Libor rate plus 0.60% (5.92% at December 31, 2006). At December 31, 2006, there was $13.9 million of borrowings outstanding under the facility, and available funding was approximately $7.1 million.
10. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amounts outstanding are described in Note 9.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2006, the Company has issued $36.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of December 31, 2006, the maximum future payments under these letters of credit are $36.3 million.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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

	Year Ended
	December 31,
	2006	2005

January 1	$2,117	$369
Provision for product warranties	4,837	3,501
Change in estimate	(461)	—
Settlements during the period	(3,430)	(1,753)

December 31	$3,063	$2,117

11. Shareholder’s Equity
In May 2006, the Board of Directors approved a 6 for 5 stock split paid in the form of a 20% stock dividend. In 2005, the Board of Directors approved two 3 for 2 stock splits paid in the form of 50% stock dividends. These stock splits were effected primarily to increase the liquidity of the stock, increase the number of shares in the market and to improve the affordability of the stock for investors. All references in the financial statements related to share amounts, per share amounts, average shares outstanding and information concerning stock option plans have been adjusted retroactively to reflect stock splits, including the Company’s 6 for 5 stock split effected on May 31, 2006 and the 3 for 2 common stock splits effected on December 30, 2005 and September 15, 2005.
The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.
Treasury Stock
During 2006, the Company repurchased $18.4 million of its own common stock substantially completing the amended share repurchase plan announced on November 11, 2005. As of December 31, 2006, the Company has repurchased a total of 6,891,038 shares of its own common stock at a weighted average price of $8.46 totaling $58.3 million.
Preferred Share Purchase Rights
The Company has a Shareholders’ Rights Agreement, as amended, commonly known as a “poison pill,” which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company’s capital stock (an “Acquiring Event”), other shareholders of the Company shall have the right to purchase shares of the Company’s (or in some cases, the acquirer’s) common stock at 50% of its then market value. Pursuant to the Rights Agreement, a dividend of Preferred Share Purchase Rights was paid to holders of record of common stock on the record date as of the close of business on February 20, 1997. Each of these Rights entitles the registered holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $.01 per share. Holders of the Company’s common stock will, upon the occurrence of an Acquiring Event, be entitled to purchase these Preferred Shares from the Company at a price of $135 per one one-thousandth of a Preferred Share, subject to adjustment in certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent. Preferred Shares will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1.00 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each Preferred Share will have 1,000 votes, voting together with the Common Stock.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
12. Employee Benefit Plans
The Company maintains an employee savings plan, which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After one year of service, the Company matches 50% of employee contributions, up to 6% of each employee’s salary in cash. In connection with the required match, the Company’s contributions to the Plan were approximately $0.4 million, $0.3 million and $0.3 million in 2006, 2005 and 2004.
During 2005, the Company entered into Supplemental Retirement Benefit Agreements (Retirement Agreements) with certain executive officers. Under the Retirement Agreements, the Company will implement a supplemental retirement benefit providing these executives with a single life annuity. The Company has accounted for these Retirement Agreements as a pension plan (the Plan) in accordance with SFAS 87, Employers’ Accounting for Pensions as amended by SFAS 158. The Plan is noncontributory and unfunded, and the Company does not expect to make any contributions to the Plan. The amounts recognized in the Consolidated Financial Statements are as follows (in thousands):

	December 31,
	2006	2005

Accrued benefit liability	$(1,754)	$(1,054)
Intangible asset	—	626
Deferred tax asset	300	—
Accumulated other comprehensive loss	459	—
Net periodic benefit cost	567	428
The accrued benefit liability is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheets.
13. Legal Proceedings and Contingencies
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.
14. Quarterly Results of Operations (Unaudited)

2006	First	Second	Third	Fourth

Revenue	$564,555	$549,858	$633,739	$677,221
Gross profit	36,312	35,744	37,002	41,848
Income from continuing operations	9,001	8,212	8,944	10,033
Net income	8,868	8,241	8,764	9,737
Earnings per share-basic:
Income from continuing operations	$0.18	$0.17	$0.18	$0.20
Net income	$0.18	$0.17	$0.18	$0.19
Earnings per share-diluted:
Income from continuing operations	$0.18	$0.16	$0.18	$0.20
Net income	$0.18	$0.16	$0.17	$0.19

2005	First	Second	Third	Fourth

Revenue	$465,074	$499,494	$544,975	$630,634
Gross profit	27,205	29,514	31,678	43,615
Income from continuing operations	5,141	6,672	8,273	11,832
Net income	2,873	4,899	(6,182)	8,850
Earnings per share-basic:
Income from continuing operations	$0.11	$0.14	$0.17	$0.24
Net income	$0.06	$0.10	$(0.13)	$0.18
Earnings per share-diluted:
Income from continuing operations	$0.10	$0.14	$0.17	$0.23
Net income	$0.06	$0.10	$(0.12)	$0.18
Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The information presented above reflects the effects of the 6 for 5 common stock split effected on May 31, 2006 and the 3 for 2 common stock splits effected on December 30, 2005 and September 15, 2005.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
15. Related Party Transactions
Through February 2006, the Company utilized the services of a third-party staffing agency for its temporary labor needs that was owned by the brother-in-law of the Company’s Chief Financial Officer, Anthony W. Boor. During February 2006, this staffing agency was sold by its former owners to an unrelated third-party. The Company paid approximately $1.7 million, $6.6 million and $2.4 million to this staffing agency during 2006, 2005 and 2004.
16. Subsequent Events
On February 19, 2007, the Company entered into a Stock Purchase Agreement, referred to as the Purchase Agreement, by and among the Company, Dangaard Holding A/S, a Danish company, referred to as the Shareholder, Dangaard Telecom A/S, a Danish company, referred to as the Target, and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.4 only), consisting of: Nordic Capital VI Alpha, L.P. and Nordic Capital Beta, L.P., Jersey limited partnerships acting through their general partner Nordic Capital VI Limited, a Jersey company, NC VI Limited, a Jersey company, and Nordic Industries Limited, a Jersey company.
Upon consummation of the transactions contemplated by the Purchase Agreement, the Company will purchase all of the issued and outstanding capital stock of the Target from the Shareholder for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s common stock, $0.01 par value, referred to as the Shares.
As a condition to the closing of the transactions contemplated by the Purchase Agreement, the Company will execute the following additional agreements as of closing: (i) a Registration Rights Agreement by and between the Company and the Shareholder, referred to as the Registration Agreement, (ii) a Shareholder Agreement by and between the Company and the Shareholder, referred to as the Shareholder Agreement, and (iii) an Escrow Agreement by and among the Company, the Shareholder and an escrow agent, selected by the Company and reasonably acceptable to the Shareholder, referred to as the Escrow Agreement.
In accordance with the Escrow Agreement, at closing, 3,000,000 of the Shares will be deposited into escrow for a period of three years to secure the indemnity obligations of the Shareholder to the Company under the Purchase Agreement.
Under the Registration Agreement, the Company granted certain registration obligations to the Shareholder and its successors and permitted assigns.
Under the Shareholder Agreement, at the closing the Company is required to take all action to cause its Board of Directors to be comprised of nine Directors, which will include up to three Directors proposed by the Shareholder for review and approval by the Corporate Governance and Nominating Committee of the Company’s Board as nominees to the Company’s Board at closing. Thereafter, the number of directors that the Shareholder will have the right to propose to the Corporate Governance and Nominating Committee of the Company’s Board for future election to the Company’s Board (between none and three) will depend upon the level of the Shareholder’s ownership percentage of the Company’s common stock as stated in the Shareholder Agreement.
The closing is subject to various conditions, including, but not limited to, certain regulatory approvals, lender approvals and the approval by the Company’s stockholders. The Company currently expects the transaction to close during June or July of 2007.
On February 16, 2007, the Company entered into a Credit Agreement, referred to as the Credit Agreement, by and among the Company (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement establishes a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The line of credit contains an uncommitted accordion facility pursuant to which the Company may be able to increase the total commitment under the revolving credit facility up to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of the Company’s property and a pledge of the voting stock issued by certain of its subsidiaries. The Credit Agreement replaces the Company’s $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the Credit Agreement dated December 24, 2002, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 21, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Brightpoint, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Brightpoint, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2006 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 21, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 21, 2007

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
Changes in Internal Control Over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2006 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.
Management’s Report on Internal Control Over Financial Reporting
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
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
The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.

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
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to our employees, including our Directors and Executive Officers. Copies of our Code of Business Conduct are available on our website (www.brightpoint.com) and are also available without charge upon written request directed to Investor Relations, Brightpoint, Inc., 2601 Metropolis Parkway, Suite 210, Plainfield, Indiana 46168. If we make changes to our Code of Business Conduct in any material respect or waive any provision of the Code of Business Conduct for any of our Directors or Executive Officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our corporate website, www.brightpoint.com, or by other appropriate means as required by applicable rules of the United States Securities and Exchange Commission.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Item 12. Security Ownership of certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The consolidated financial statements of Brightpoint, Inc. are filed as part of this report under Item 8.
(a) (2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit
Number	Description
2.1	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(11)

2.2	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(13)

2.3	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(28)

2.4	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006(29)**

2.5	Asset Purchase Agreement dated December 18, 2006 by and among 2601 Metropolis Corp., CellStar Corporation, National Auto Center, Inc., CellStar Ltd. and CellStar Fulfillment Ltd.(32)

3.1	Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(18)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(18)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee(2)

4.2	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended(29)

10.1	Rights Agreement, dated as of February 20, 1997, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement (the “Agreement”) by and between Brightpoint, Inc. (the “Company”) and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement (the “Agreement”) by and between Brightpoint, Inc. (the “Company”) and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(16)

10.2	1996 Stock Option Plan, as amended(8)*

10.3	Employee Stock Purchase Plan(5)

10.3	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(9)

10.5	Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(9)

10.6	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(10)

10.7	2004 Long-Term Incentive Plan(14)*

10.7.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(12)*

10.7.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(12)*

10.7.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(12)*

10.7.4	Form of Executive Option Agreement with Forfeiture Provision(22)*

Exhibit
Number	Description
10.7.5	Form of Executive Restricted Stock Unit Agreement with Forfeiture Provision(22)*

10.8	Amended and Restated Independent Director Stock Compensation Plan(15)*

10.8.1	Summary Sheet of 2006 Director and Executive Officer Compensation(XX)*

10.9	Form of Indemnification Agreement between the Company and Officers(12)

10.9.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(11)

10.10	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.10.1	Amendment dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(7)*

10.10.2	Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(10)*

10.10.3	Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(11)*

10.10.4	Amendment dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(23)*

10.11	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.11.1	Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(7)*

10.11.2	Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.11.3	Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (11)*

10.11.4	Amendment dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(23)*

10.12	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.12.1	Amendment dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(7)*

10.12.2	Amendment dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(9)*

10.12.3	Amendment dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(10)*

10.12.4	Amendment dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.12.5	Amendment dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(23)*

10.13	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.14	Lease Agreement between the Company and Harbour Properties, LLC, dated April 25, 2000(7)

10.15	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(20)

10.16	Lease Agreement between the Company and Perpetual Trustee Company Limited, dated November 10, 2004(21)

10.17	Distributor Agreement dated October 29, 2001 between Nokia Inc. and Brightpoint North America, L.P.(9)**

10.17.1	Amendment dated December 19, 2002 to distribution agreement dated October 29, 2001 between Brightpoint North America. L.P. and Nokia Inc.(10)**

10.17.2	Amendment No. 2 dated December 27, 2003 to Distributor Agreement between Brightpoint North America, L.P. and Nokia, Inc.(11) **

10.17.3	Amendment No.3 dated January 16, 2006 to Distributor Agreement between Brightpoint North America, L.P. and Nokia Inc.(28)**

10.18	Amended and Restated Credit Agreement dated as of March 18, 2004 among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(17)**

10.18.1	Amendment dated September 20, 2004 to Credit Agreement among Brightpoint North America, L.P., Wireless Fulfillment Services, LLC, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation(19)

10.18.2	Amendment No. 2 and Limited waiver to Amended and Restated Credit Agreement dated September 14, 2005 between Brightpoint North America L.P., Wireless Fulfillment Services LLC and the other lenders and the other Credit Parties Signatory to the Amended and Restated Credit Agreement(24)

10.18.3	Amendment No. 3 dated October 18, 2006 to Amended and Restated Credit Agreement dated as of March 18, 2004 among Brightpoint North America L.P., Wireless Fulfillment Services LLC and the other lenders and the other Credit Parties Signatory to the Amended and Restated Credit Agreement(31)

Exhibit
Number	Description
10.19	Credit Agreement dated December 24, 2002 between Brightpoint Australia Pty Limited, Advanced Portable Technologies Limited and GE Capital Finance Pty Limited(10)

10.19.1	Amendment dated December 23, 2005 to Credit Agreement between Brightpoint Australia Pty Limited, Advanced Portable Technologies Limited and GE Capital Finance Pty Limited(28)

10.20	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Robert J. Laikin and Brightpoint, Inc.(26)*

10.21	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between J. Mark Howell and Brightpoint, Inc.(26)*

10.22	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Steven E. Fivel and Brightpoint, Inc.(26)*

10.23	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin(23)*

10.24	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell(23)*

10.25	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel(23)*

10.26	Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated as of November 9, 2006(33)*

10.27	Employment Agreement between Brightpoint, Inc. and Anthony W. Boor dated October 17, 2005(25)*

10.28	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006(27)

10.29	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC(30)

10.30	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie(29)*

10.31	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie(29)*

10.32	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004(29)

10.33	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2004, as amended(29)

21	Subsidiaries(33)

23	Consent of Independent Registered Public Accounting Firm(33)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(33)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(33)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002(33)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(33)

99.1	Cautionary Statements(33)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.

(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(13)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(14)	Incorporated by reference to Appendix D to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(15)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed March 25, 2004 for the event dated March 18, 2004

(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report of Form 8-K filed June 3, 2004 for the event dated June 3, 2004

(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2004 for the event dated September 20, 2004

(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(21)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(22)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005

(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005

(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on September 16, 2005

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on October 18, 2005

(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 20, 2006

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 15, 2006

(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(31)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on October 24, 2006

(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2006

(33)	Filed herewith

*	Denotes management compensation plan or arrangement.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.
By:	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer

Date: February 22, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Laikin Robert J. Laikin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2007

/s/ Anthony W. Boor Anthony W. Boor	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2007

/s/ Vincent Donargo Vincent Donargo	Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2007

/s/ Eliza Hermann Eliza Hermann	Director	February 22, 2007

/s/ V. William Hunt V. William Hunt	Director	February 22, 2007

/s/ Marisa E. Pratt Marisa E. Pratt	Director	February 22, 2007

/s/ Richard W. Roedel Richard W. Roedel	Director	February 22, 2007

/s/ Stephen H. Simon Stephen H. Simon	Director	February 22, 2007

/s/ Jerre L. Stead Jerre L. Stead	Director	February 22, 2007

/s/ Robert F. Wagner Robert F. Wagner	Director	February 22, 2007

/s/ K.P. Wilska K.P. Wilska	Director	February 22, 2007

BRIGHTPOINT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
		(Amounts in thousands)
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,621	1,390	$—	$(85)	$4,926
Inventory valuation reserve	4,858	2,344	—	(1,555)	5,647

Total	$8,479	$3,734	$—	$(1,640)	$10,573

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,215	$3,280	$—	$(5,874)	$3,621
Inventory valuation reserve	5,198	4,272	—	(4,612)	4,858

Total	$11,413	$7,552	$—	$(10,486)	$8,479

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,683	$4,420	$—	$(5,888)	$6,215
Inventory valuation reserve	5,043	5,205	—	(5,050)	5,198

Total	$12,726	$9,625	$—	$(10,938)	$11,413