Form 10-K/A
period 2006-12-31
BRIGHTPOINT INC
filed 2007-04-27
CIK 918946

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
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (317) 707-2355
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Preferred Share Purchase Rights
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
The number of shares of Common Stock outstanding as of April 24, 2007: 50,855,534
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Brightpoint, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (the “Original Report”), to add certain information required by the following items on Form 10-K:

Item	Description
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report, except for our cover page. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

All references in this Form 10-K/A related to our common stock, including, but not limited to, share amounts, per share amounts, average shares outstanding and information concerning or related to our equity compensation plans, have been adjusted retroactively to reflect stock splits, including our 6-for-5 common stock split effected in the form of a stock dividend on May 31, 2006 and our 3-for-2 common stock splits effected, each in the form of a stock dividend, on September 30, 2005 and December 30, 2005.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
EXECUTIVE OFFICERS AND DIRECTORS
Our board of directors currently consists of nine persons, three Class I directors with terms expiring at the 2007 annual meeting of shareholders, three Class II directors with terms expiring at the 2008 annual meeting of shareholders, and three Class III directors with terms expiring at the 2009 annual meeting of shareholders. The following management table sets forth the name of each our current executive officers (all of which also served as such as of December 31, 2006) and the principal positions and offices he holds with Brightpoint. The table also sets forth our current directors.

Name	Age	Position(s)
Robert J. Laikin	43	Chairman of the Board, Chief Executive Officer and
		Class II Director
J. Mark Howell	42	President and President, Americas Division
		Executive Vice President, Chief Financial Officer and
Anthony Boor	44	Treasurer
Steven E. Fivel	46	Executive Vice President, General Counsel and Secretary
Vincent Donargo	46	Vice President, Chief Accounting Officer and Controller
R. Bruce Thomlinson	45	President, International Operations
John Alexander du Plessis Currie	42	President, Emerging Markets
Eliza Hermann (1)(2)	45	Class I Director
V. William Hunt (3)	62	Class I Director
Stephen H. Simon (2)	41	Class I Director
Richard W. Roedel (1)(3)	57	Class II Director
Robert F. Wagner (2)	72	Class II Director
Marisa E. Pratt (3)	42	Class III Director
Jerre L. Stead (1)(2)	64	Class III Director
Kari-Pekka Wilska	59	Class III Director

(1)	Member of the corporate governance and nominating committee

(2)	Member of the compensation and human resources committee

(3)	Member of the audit committee
Robert J. Laikin, founder of Brightpoint, has served as a member of our board of directors since our inception in August 1989. Mr. Laikin has been chairman of the board and chief executive officer of Brightpoint since January 1994. Mr. Laikin was president of Brightpoint from June 1992 until September 1996 and vice president and treasurer of Brightpoint from August 1989 until May 1992. From July 1986 to December 1987, Mr. Laikin was vice president and, from January 1988 to February 1993, president of Century Cellular Network, Inc., a company engaged in the retail sale of cellular telephones and accessories.
J. Mark Howell has been Brightpoint’s president since September 1996 and was our chief operating officer from August 1995 to April 1998 and from July 1998 to March 2003. He was executive vice president, finance, chief financial officer, treasurer and secretary of Brightpoint from July 1994 until September 1996. From July 1992 until joining Brightpoint in 1994, Mr. Howell was corporate controller for ADESA Corporation, a company that owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell was an accountant with Ernst & Young LLP.

Anthony Boor has served as Brightpoint’s executive vice president, chief financial officer and treasurer since October 2005 and, prior thereto, from June 2005 to October 2005, he served as our acting chief financial officer and acting principal financial officer. Since July 2001, Mr. Boor has also served as the senior vice president and chief financial officer of our Brightpoint Americas division. Mr. Boor was previously vice president and controller of Brightpoint North America L.P. from July 1999 to July 2001 and Director of Business Management of Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Publishing, Day Dream, Inc., Ernst & Young, LLP, New Mexico State Fairgrounds and The Downs at Albuquerque, KPMG, LLP and Ernst & Whinney. Mr. Boor is a Certified Public Accountant.
Steven E. Fivel has served as our executive vice president, general counsel and secretary since January 1997. From December 1993 until January 1997, Mr. Fivel was an attorney with an affiliate of Simon Property Group, a publicly-held real estate investment trust. From February 1988 to December 1993, Mr. Fivel was an attorney with Melvin Simon & Associates, Inc., a privately-held shopping center development company.
Vincent Donargo has served as Brightpoint’s vice president, chief accounting officer and controller since September 2005. From 1998 to 2005, Mr. Donargo was the strategic business unit controller, director of finance and corporate controller of Aearo Company, a safety products manufacturing company. Prior to that, from 1990 to 1998, Mr. Donargo was employed in various financial positions with National Starch and Chemical Company, a specialty chemical manufacturing subsidiary of ICI Americas, Inc. Mr. Donargo is a certified public accountant and a certified management accountant.
R. Bruce Thomlinson has served as our president, international operations since August 2005. Prior thereto, until July 2005, he served as president of our Asia-Pacific division from October 1998 and as managing director of Brightpoint Australia, one of our wholly-owned subsidiaries, from October 1996. Prior to joining our management team, Mr. Thomlinson held the position of managing director/director for Hatadicorp Pty Ltd. from 1989 until we acquired that company in September 1996.
John Alexander du Plessis Currie has served as our president – emerging markets since January 2006. From August 2002 to December 2005, Mr. Currie was the chairman and chief executive officer of Persequor Limited, a holding company for investments in wireless telecommunications that we subsequently acquired and which is now one of our wholly-owned subsidiaries. From January 1998 to August 2002, Mr. Currie served as the managing director of Brightpoint Middle East FZE, then one of our wholly-owned subsidiaries. Mr. Currie also serves on the boards of directors of several of our subsidiaries, including Brightpoint India (Pvt) Limited, Brightpoint Asia Limited and Brightpoint Singapore Pte Limited.
Eliza Hermann has served as a member of our board of directors since January 2003 and is currently the chairperson of our compensation and human resources committee and a member of our corporate governance and nominating committee. Since 1985, Ms. Hermann has been employed by BP plc where she has held a succession of international human resources, strategic planning and business development roles and currently serves as its vice president, human resources strategy.
V. William Hunt has served as a member of our board of directors since February 2004 and is a member of our audit committee. Mr. Hunt is chairman of Hunt Capital Partners, LLC, a venture capital and consulting firm based in Indianapolis. Mr. Hunt serves on the boards of Breeze Industrial Products, Clarian Health Partners, RollCoater, Inc., My Health Care Manager and InProteo. Until August 2001, he was the vice chairman and president of Arvin Meritor Inc., a global supplier of a broad range of integrated systems, modules and components for light vehicle, commercial truck, trailer and specialty original equipment manufacturers (OEMs) and related after-markets. Prior to the July 2000 merger of Arvin Inc. and Meritor Automotive Inc., Mr. Hunt was chairman and chief executive officer of Arvin, a global manufacturer of automotive components, including exhaust systems, ride control products and air, oil and fuel filters. Mr. Hunt joined Arvin as counsel in 1976 and became its vice president, administration and secretary in 1982, executive vice president in 1990, president in 1996 and chief executive officer in 1998. A member of Arvin’s board of directors since 1983, he was named its chairman in 1999. Before joining Arvin, Mr. Hunt practiced labor relations law in Indianapolis and served as labor counsel to TRW Automotive Worldwide.
Stephen H. Simon has served as a member of our board of directors since April 1994 and is currently a member of our compensation and human resources committee. Mr. Simon is managing member of Simon Equity Partners, LLC, a San Francisco-based private equity firm. He is also president of Indianapolis-based Melvin Simon and Associates, Inc, a privately-held shopping center development company, and has held this role since February 1997. Mr. Simon was previously active as a developer in Simon Property Group’s community center and mall divisions. Mr. Simon serves on the board of directors of Pacers Basketball Corporation, Method Products, Inc. and MOG, Inc. Mr. Simon is active in fund-raising for numerous community organizations and serves on the board of directors of the Simon Youth Foundation, the Phoenix Theatre, the Greater Indianapolis Progress Committee and Conscious Alliance.

Richard W. Roedel has served as a member of our board of directors and chairman of our audit committee since October 2002 and currently serves as a member of our corporate governance and nominating committee. Mr. Roedel is a director, and chairman of the audit committee, of Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer, and a director and a member of the audit committee of IHS Inc., a leading content provider servicing the technical and business information needs of engineering and energy companies. Mr. Roedel served in various capacities while with Take-Two Interactive Software, Inc. from October 2002 to June 2005, including as its chairman and chief executive officer. Mr. Roedel is also a director of the Association of audit committee Members, Inc., a non-profit association of audit committee members. From 1999 to 2000, Mr. Roedel was chairman and chief executive officer of the accounting firm BDO Seidman LLP, the United States member firm of BDO International. Before becoming chairman and chief executive officer, he was the managing partner of BDO Seidman’s New York metropolitan area from 1994 to 1999, the managing partner of its Chicago office from 1990 to 1994 and an audit partner from 1985 to 1990. Mr. Roedel is a certified public accountant.
Robert F. Wagner has served as a member of our board of directors since April 1995 and is currently a member of our compensation and human resources committee. Mr. Wagner has been engaged in the practice of law with the firm of Lewis Wagner, LLP since 1973.
Marisa E. Pratt has served as a member of our board of directors since January 2003 and is currently a member of our audit committee. Since 1991, Ms. Pratt has been employed by Eli Lilly in various finance and treasury related positions. Since June 2006, Ms. Pratt has been director of finance – Lilly Research Laboratories.
Jerre L. Stead has served as a member of our board of directors since June 2000 and currently serves as our lead independent director. Mr. Stead is a member of both our compensation and human resources committee and our corporate governance and nominating committee. Since December 2000, Mr. Stead has been the chairman of the board of directors and a director of IHS Inc. From August 1996 to June 2000, Mr. Stead served as chairman of the board and chief executive officer of Ingram Micro Inc., a worldwide distributor of information technology products and services. Mr. Stead served as chairman, president and chief executive officer of Legent Corporation, a software development company from January 1995 until its sale in September 1995. From 1993 to 1994, Mr. Stead was executive vice president of American Telephone and Telegraph Company, a telecommunications company, and chairman and chief executive officer of AT&T Global Information Solutions, a computer and communications company, formerly NCR Corp. Mr. Stead was president of AT&T Global Business Communications Systems, a communications company, from 1991 to 1993. Mr. Stead was chairman, president and chief executive officer from 1989 to 1991 and president from 1987 to 1989 of Square D Company, an industrial control and electrical distribution products company. In addition, he held numerous positions during a 21-year career at Honeywell. Mr. Stead is a director of Mindspeed Technologies, Inc., Conexant Systems, Inc., Armstrong Holdings, Inc. and Mobility Electronics, Inc.
Kari-Pekka Wilska has served as a member of our board of directors since November 2005. Since November 2005, Mr. Wilska has been a venture partner in Austin Ventures, a venture capital fund that focuses on investing in Texas. Mr. Wilska served in a variety of leadership positions in Nokia’s U.S. mobile phone operations from 1993 to 2004, including as president of Nokia, Inc. (Nokia Americas) from 1999 to December 2004 and as president of Vertu Ltd., a subsidiary of Nokia, Inc. Since November 2004, Mr. Wilska has served as a director of Zarlink Semiconductor Inc., and from June 2004 until its merger with American Tower Corporation in August 2005, Mr. Wilska served as a director of SpectraSite, Inc.
Board committees
Our board of directors maintains an audit committee, a corporate governance and nominating committee and a compensation and human resources committee. Each of these three committees is comprised solely of persons who meet the definition of an “independent director” under our governance principles and NASDAQ Marketplace Rules. Each of these committees has adopted a charter, and each of these charters was filed as an appendix to the definitive proxy statement issued by us in connection with our 2005 annual meeting of shareholders and is available on our website, www.brightpoint.com.
On June 3, 2005, the board of directors formed a finance committee comprised of Richard W. Roedel, chairperson of the audit committee; Jerre L. Stead, our lead independent director; and V. William Hunt, a member of the audit committee, to support the ongoing review and restructure of our global finance organization. This committee was dissolved on March 2, 2006 after we filed our Annual Report on Form 10-K for the year ended December 31, 2005.
The functions of each of the continuing board committees are described below:

     Corporate governance and nominating committee
The corporate governance and nominating committee is responsible for developing and reviewing the effectiveness of our corporate governance guidelines, recommending appropriate board and board committee structures and membership, establishing procedures for the director nomination process and recommending nominees for election to the board. The corporate governance and nominating committee considers qualified nominees for election to our board of directors. In addition, the members of this committee are responsible for analyzing and approving the compensation for our directors. The current members of the corporate governance and nominating committee are:
•	Jerre L. Stead, chairperson,

•	Richard W. Roedel and

•	Eliza Hermann.
     Audit committee
The audit committee has the power to select and oversee the performance of our independent registered public accountants and supervise our audit and financial procedures. The current members of the audit committee are:
•	Richard W. Roedel, chairperson,

•	Marisa E. Pratt and

•	V. William Hunt
None of the members of the audit committee are employees of Brightpoint and each meets the independence and financial literacy requirements under current NASDAQ Marketplace Rules. In addition, our board of directors has determined that Mr. Roedel is an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K of the U.S. Securities and Exchange Commission.
     Compensation and human resources committee
The compensation and human resources committee has responsibility for approving our compensation policies and for reviewing and recommending for approval by our board of directors all elements of compensation for our officers and other highly compensated members of management. The compensation and human resources committee provides oversight of the administration of our compensation program. The committee also provides oversight of the administration of the issuance of securities under our equity-based compensation plans and cash incentive and deferred compensation plans for our executives. The compensation and human resources committee also has responsibility for reviewing the supplementary benefits paid to our executive officers as well as retirement and other benefits and any special compensation. In addition, the committee reviews and recommends for approval by our board, executive employment agreements, severance agreements and change of control provisions for our chief executive officer and other senior executives. The committee also directs the succession planning process for our chief executive officer and other senior executives. The committee provides oversight of our global diversity activities and reviews its charter and evaluates its performance as a committee on an annual basis.
The committee has direct access to independent legal counsel and independent compensation consultants for survey data and other information as it deems appropriate, and it utilized these independent counsel and consultants from time to time during the year.
The current members of the compensation and human resources committee are:
•	Eliza Hermann, chairperson,

•	Jerre L. Stead,

•	Stephen H. Simon and

•	Robert F. Wagner.
Section 16(a) beneficial ownership reporting compliance
Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that, except for (i) a Form 4 filed by Paul Ringrose, the chief financial officer of our Asia Pacific division regarding the exercise of 27,363 options on February 14, 2006, which was filed on February 27, 2006, (ii) a Form 4 filed by J. Mark Howell, our president, regarding the exercise and sale of 38,411 options on April 3, 2006, which was filed on April 6, 2006, (iii) a Form 4 filed by Stephen H. Simon, one of our independent directors, regarding the award of 1,158 shares of restricted stock on June 15, 2006, which was filed on June 26, 2006, and (iv) a Form 4 filed by Marisa E. Pratt, one of our independent directors regarding the sale of 3,000 shares of common stock on September 11, 2006, which was filed on September 19, 2006, all required reports were filed on a timely basis.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to our employees, including our directors and executive officers. Copies of our Code of Business Conduct are available on our website (www.brightpoint.com) and are also available without charge upon written request directed to Investor Relations, Brightpoint, Inc., 2601 Metropolis Parkway, Suite 210, Plainfield, Indiana 46168. If we make changes to our Code of Business Conduct in any material respect or waive any provision of the Code of Business Conduct for any of our directors or executive officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our corporate website, www.brightpoint.com, or by other appropriate means as required by applicable rules of the U.S. Securities and Exchange Commission.
Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Compensation discussion and analysis
     General
The board’s compensation and human resources committee, referred to as the “compensation committee,” evaluates and approves compensation for our officers. As part of its responsibilities, the compensation committee approves and administers cash incentives, equity compensation and supplementary benefits, as well as our retirement, benefit and special compensation programs involving significant costs to us, as necessary and appropriate.
The discussion and analysis that follows includes sections related to:
•	the objectives of our compensation program;

•	the forms of compensation paid during 2006 to each of our chief executive officer, chief financial officer and other four most highly paid executive officers during the fiscal year ended December 31, 2006, referred to throughout this Report as our “named executive officers;”

•	the compensation committee’s process for determining named executive officer compensation; and

•	certain determinations made by our compensation committee with respect to the various components of our named executive officers’ compensation.
     Objectives of our compensation program
We have a formal stated executive compensation philosophy as described below:
We offer executive compensation programs that align individuals’ financial incentives with our strategic direction and corporate values. Our programs are designed to attract and retain key talent needed to manage and grow our business and enhance shareholder value. Our executive compensation program includes both cash (base pay and short-term incentive) and non-cash (equity) components.
In keeping with this executive compensation philosophy, our overall compensation program with respect to our named executive officers is designed to achieve the following objectives:
•	to provide our named executive officers with base salaries in the aggregate at the median of the relevant external market comparator group, recognizing that individual base salaries will vary above and below that level, reflecting individual job performance, including results and behaviors, as well as skills, experience and length of tenure in position;

•	to provide an opportunity for the total cash compensation paid to our executive officers to significantly exceed the market median when exceptional individual and business performance is achieved;

•	to link a portion of the compensation of these officers with the achievement of our overall performance goals, to ensure alignment with our strategic direction and values and to ensure that individual performance is directed towards the achievement of our collective goals;

•	to enhance alignment of individual performance and contribution with long-term shareholder value and business objectives by providing equity awards through our long-term incentive plan;

•	to motivate and incentivize our named executive officers to continually contribute superior job performance throughout the year;

•	to retain the services of named executive officers so that they will continue to contribute to and be a part of our long-term success; and

•	to encourage the ongoing career development of our executives and other employees.
The compensation paid to our named executive officers is structured into the following categories, each of which is discussed more fully below:
•	base salaries;

•	performance-based cash bonuses under our annual executive bonus plan;

•	performance-based grants of equity compensation under our annual executive equity program;

•	when performance warrants, the possibility of discretionary (non-formulaic) cash-based bonuses and/or discretionary grants of equity compensation;

•	post-termination compensation; and

•	other benefits.
     Forms of compensation paid to named executive officers
During the last fiscal year, we provided our named executive officers with the following forms of compensation:
•	Base salaries. Base salary represents cash amounts paid during the fiscal year to named executive officers as direct compensation for their services to us. Base salaries and base salary increases are used to reward superior individual job performance of each named executive officer on a day-to-day basis during the year and to encourage continued superior job performance. We also use base salary as an incentive to attract top quality executives from the external labor market. Base salaries and base salary increases also recognize the overall skills, experience and tenure in position of each named executive officer.

•	Performance-based cash bonuses under our annual executive bonus plan. Each year our compensation committee adopts, and routinely reviews the design of, an executive bonus plan which provides our named executive officers and certain other key employees with the opportunity of earning a cash bonus payment if certain designated goals are attained. We use these cash bonuses to reward named executive officers for their short-term contributions to our performance, as measured by our ability to achieve specified financial and strategic targets within our overall operating plan.

•	Discretionary cash-based bonuses. In addition to performance-based cash bonuses earned under our annual executive bonus plan, the compensation committee may also award discretionary cash bonuses, which are unrelated to the performance milestones specified in the annual executive bonus plan, to certain named executive officers and certain other key employees based on both their individual performance and our overall performance.

•	Performance-based grants of equity compensation under our annual executive equity program. We use performance-based equity grants to ensure focus on key operational and strategic objectives. These awards recognize the named executive officers for their contributions to our overall corporate performance, as measured by our ability to achieve specified financial and strategic targets within our overall operating plan. Performance based grants of equity compensation under our annual executive equity program are subject to forfeiture, in whole or in part, prior to the first anniversary of the grant if we do not achieve certain pre-established performance goals. If any or all of the performance goals are not achieved, then the corresponding percentage of the equity is forfeited. Those equity awards that are no longer subject to forfeiture vest in three equal annual installments beginning with the first anniversary of the grant, subject to, and in accordance with our 2004 Long-Term Incentive Plan and any agreement entered into between us and the grantee. These awards can take the form of options, restricted stock units and restricted stock awards and are granted under our 2004 Long-Term Incentive Plan in accordance with the terms of the executive equity program adopted by our compensation committee each year in connection with its administration, and furtherance of the goals, of our 2004 Long-Term Incentive Plan. A restricted stock unit is generally issued pursuant to a vesting schedule and entitles the holder to receive one share of our common stock upon the vesting date; it cannot be converted to shares of stock until and to the extent it vests. A restricted stock award entitles the holder to receive one share of our common stock upon the grant date, which remains subject to the restrictions set forth in a restricted stock agreement. It too is granted pursuant to a time-based vesting schedule but, unlike a restricted stock unit, it is considered issued and outstanding immediately upon the date of grant. In 2006, all of our performance-based equity grants were restricted stock units.

•	Discretionary grants of equity compensation. In addition to performance-based equity awards earned under our annual executive equity program, the compensation committee may also determine, on a case-by-case basis, when additional grants, outside of the annual executive equity program, are warranted by individual and company performance or for motivation or retention reasons. These awards can take the form of options, restricted stock units and restricted stock awards and are also made under our 2004 Long-Term Incentive Plan.

•	Initial equity grant upon being hired or appointed. Initial grants of restricted stock units under our 2004 Long-Term Incentive Plan occur when an executive officer is hired or otherwise becomes a named executive officer. Such grants enable us to reward existing executive officers upon promotion to higher levels of management and to recruit new executives. Initial equity grants are determined based on overall market data, as well as comparisons to our other executives’ similar grants or holdings, and are usually recommended by Mr. Laikin with approval by the compensation committee or the full board of directors. Because these initial grants are structured as an incentive for employment, the amount of these grants may vary depending on the particular circumstances of the named executive officer.

•	Post-termination compensation. We do not offer any pension plan to our named executive officers aside from complying with statutory provisions in the different jurisdictions in which we operate around the world. We do, however, offer all our U.S.-based employees, including our U.S.-based named executive officers, the opportunity to participate in our ERISA-qualified 401(k) Plan. All U.S.-based named executive officers are eligible to participate in this 401(k) Plan and to receive a company match, subject to plan requirements and contribution limits established by the Internal Revenue Service. In addition, three of our named executive officers have Supplemental Executive Retirement Plan agreements, referred to as “SERPs,” under which we will implement a supplemental retirement benefit providing these executives with a ten year benefit beginning on the later of termination of employment and the attainment of a certain age. Additionally, pursuant to our employment agreements with our named executive officers, they are each entitled to certain cash payments, and some of them would be entitled to the acceleration of their equity awards, upon a change of control. Some of our named executive officers are also entitled to cash severance payments and the acceleration of their equity awards upon the termination of their employment in certain other circumstances. In addition, we have certain statutory obligations upon termination and/or retirement of our overseas-based named executive officers in accordance with local laws and regulations.

•	Other benefits. In addition, while we generally do not offer perquisites to our named executive officers, we may and do provide them with, to varying degrees, a limited amount of other benefits. These include payments of life insurance premiums, payments of long-term disability insurance premiums and employer contributions toward group medical insurance.
     Process for determining named executive officer compensation
Overall compensation program. The fundamental tenets of our compensation program are as follows:
•	compensation paid to executive officers, as defined in Section 16 of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, including all of our named executive officers, must be approved by our board of directors or by the compensation committee;

•	our chief executive officer, Robert Laikin, supported by our senior vice president of global human resources, Annette Cyr, provides input and recommendations with respect to the compensation levels for each of the individuals reporting directly to him, including our named executive officers; however, the compensation committee ultimately decides the compensation for these individuals. Mr. Laikin and Ms. Cyr also review the total compensation amounts of all of the named executive officers except that of Mr. Laikin; and

•	for the compensation level of our chief executive officer, the compensation committee determines a recommendation for subsequent approval by the full board of directors.
Competitive positioning. The compensation committee has developed a comparator group of other companies for use as a benchmarking reference group. The comparator group was initially determined as part of an executive compensation analysis conducted for our compensation committee by Hewitt and Associates in 2004, which was updated by them in 2005. Hewitt and Associates acts as an independent compensation consultant to the compensation committee. The scope of Hewitt’s engagement is to provide a comparator group to analyze our compensation packages in relation to companies similarly situated to us and to determine the economic value of our proposed equity offerings for purposes of compensation benchmarking. The compensation committee then considers these analyses and suggestions in determining compensation.

We believe that Hewitt is independent because it is and was engaged by the compensation committee itself. In addition, prior to first being hired by the compensation committee in 2004, Hewitt had provided no products or services to us or any of our subsidiaries, and, since such time, we have (in addition to the consulting services it provides to our compensation committee) purchased only a small number of online tools from Hewitt. Moreover, the Hewitt executive compensation team was neither involved with nor informed of these purchases.
Many of the constituents of the comparator group were distribution and logistics companies and retailers with focus areas and revenues similar to ours. The comparator group also included some companies that were larger or smaller than us but which we believed to have similar business models. In accordance with its usual methodology, Hewitt and Associates used a regression analysis to normalize for these differences within our comparator group.
The comparator group that was developed in 2005 and which we used as one factor in determining 2006 compensation was comprised of the following companies:

Alltel Corp.	Corporate Express	Solectron Corporation
Ametek, Inc.	DST Systems, Inc.	The Servicemaster Company
Anixter Inc	FedEx Supply Chain Services	Tech Data Corporation
Arrow Electronics, inc.	Global Payments Inc.	Teradyne, Inc
Avaya Inc.	Graphic Packaging Corporation	United Stationers
CDW Corporation	Imation	UPS Supply Chain Solutions
Ceridian Corporation	L-3 Communications Corporation
Convergys Corporation	Rockwell Automation
Factors considered and reviewed. In performing its duties, the compensation committee takes into account the analysis provided by Hewitt and Associates based on this comparator group, as well as several other factors. The compensation committee considers the individual job performance of each named executive officer, including results achieved and behaviors demonstrated. The compensation committee also considers our overall performance. Relative individual tenure in position is taken into account, and relative internal equity among the named executive officers is also considered. Periodic review of “tally sheets” showing all elements of compensation for each named executive officer is conducted. Ultimately, the compensation committee members take into account all of these factors and data, and apply their own professional judgment in determining the compensation committee’s recommendations and decisions on compensation.
Each of the components of compensation is considered as part of the total compensation amount and serves to meet one or more of our compensation objectives.
We have established a total compensation amount that, in aggregate among all executives, is at or slightly below the 50th percentile of the regressed data from the comparator group. More emphasis is placed on the variable components of compensation, comprised of annual bonus and long-term incentive compensation, so that a greater portion of total pay is “at risk,” based on performance. We believe the combination of competitive base salaries and opportunity to exceed the market median if performance warrants, yields a conservative but attractive compensation program that aids us in the attraction, retention and motivation of highly qualified executive personnel.
For new hires, an appropriate package for each individual is determined by considering both survey data provided by our compensation consultants and internal practice. We establish a target value for equity and determine the appropriate number of restricted stock units to grant to a new hire by considering the dollar value we wish to pay such individual and dividing it by fair market value of a share of our common stock on the date of grant.
Timing and procedures. The compensation committee conducts several meetings in person or telephonically to review and consider the executive compensation analysis presented by Hewitt and Associates and the recommendations from Mr. Laikin. With respect to 2006, the compensation committee met a total of seven times, either in person or telephonically, between July and February to analyze the data and other factors including individual and company performance. The compensation committee makes its compensation decisions on all elements of compensation during the first quarter, generally at its February meeting. Making compensation decisions at this point allows the compensation committee not only to consider compensation survey data, but also to consider total annual performance against both financial and strategic milestones. The February meeting is scheduled to coincide with a full meeting of the entire board of directors, and follows our quarterly earnings release. The February meeting also occurs during an “open” trading window.

     Determinations made with respect to executive compensation in and for 2006
Base salaries
In February 2006, the compensation committee, taking into account all of the factors noted above and considering the recommendations of Robert Laikin and Annette Cyr, approved increases in the base salaries of our named executive officers as follows:

	End 2005	2006	Change	Change
Named executive officer	Base Salary	Base Salary	Amount	%
J. Mark Howell	$420,000	$455,000	$35,000	8.3%
Anthony W. Boor	$325,000	$350,000	$25,000	7.8%
Steven E. Fivel	$350,000	$360,000	$10,000	2.8%
R. Bruce Thomlinson	$441,616(1)	$465,905(1)	$24,289(1)	5.5%
John Alexander Du Plessis Currie	—	$400,000	—	—

(1)	Mr. Thomlinson is paid in Australian dollars. The dollar amounts reported in this table for Mr. Thomlinson are based on an exchange rate of 0.7886 Australian dollars to one U.S. dollar as in effect on December 31, 2006.
In addition, the compensation committee on its own and taking into account all of the factors described above, developed a recommendation that was subsequently approved by our board of directors regarding an increase in base salary for Robert Laikin, our chief executive officer, as follows:

	End 2005	2006	Change	Change
Named executive officer	Base Salary	Base Salary	Amount	%
Robert J. Laikin	$705,000	$750,000	$45,000	6.4%
The compensation committee considered internal comparisons with our other senior executives when setting Mr. Laikin’s compensation. Mr. Laikin’s total compensation, assuming all of his targets are met, is roughly double that of the next most highly compensated named executive officer. We believe this is justified because of his role as founder and leader of our organization. The differential is also consistent with the compensation analysis prepared by Hewitt and Associates.
In aggregate, the total compensation of named executive officers is at or slightly below the market median, with some individual variance around the median based upon job performance, skills, experience and length of tenure in position.
As part of its ongoing duties, the compensation committee continually reviews its use of tools, consultants and the composition of the comparator group to ensure that the overall data and analysis with which it works are both up to date and relevant.
Performance-based cash bonuses under our annual executive bonus plans
Our 2005 executive bonus plan was measured on a half-yearly basis and had both financial targets (income from continuing operations and return on invested capital) weighted, in the aggregate, at 70%, and strategic targets (several specific milestones associated with implementation of our long range business strategy), weighted, in the aggregate, at 30%. Although we failed to meet the financial targets for the first half of 2005, we did meet the strategic targets for that period. In addition, on February 6, 2006, the compensation committee determined that we had fully met or exceeded each of the financial and strategic targets for the second half of 2005. As a result, for 2005, our current named executive officers earned 65% of their targeted annual bonuses under the 2005 executive bonus plan, making the aggregate performance-based cash bonuses for these named executive officers for 2005 equal to $957,025 (after converting Mr. Thomlinson’s bonus from Australian dollars to U.S. dollars using the exchange rate in effect on December 31, 2006, or 0.7886 Australian dollars to one U.S. dollar). All of these bonuses were paid by us in 2006.
In February 2006, the compensation committee also approved our 2006 executive bonus plan, which reduced the overall number of measures, extended the measurement timeframe from half-yearly to yearly, and adjusted the weighting of both the financial and strategic targets. We implemented these modifications to simplify the bonus plan while still driving overall performance.
The 2006 executive bonus plan had measures consisting of a financial target (income from continuing operations) weighted at 50% and strategic targets (several specific milestones associated with implementation of our long range business strategy) which, in aggregate, were also weighted at 50%. Under the 2006 executive bonus plan, the maximum target bonus established for Robert Laikin, our chief executive officer, was 100% of his 2006 base salary and the target bonus established for each of our other named executive officers was 50% of his respective 2006 base salary.

In determining the specific targets to incorporate into the 2006 executive bonus plan, we relied heavily on both our annual operating plan and our key strategic objectives. We believe that these objectives appropriately balanced shorter-term operational goals with long-term strategic directives and are attainable with “stretch efforts.” In analyzing our executive compensation programs, we estimate that the milestones could be achieved approximately two-thirds of the time based upon recent company performance.
On February 8, 2007, the compensation committee determined that all of the performance targets under the 2006 executive bonus plan were achieved. Accordingly, each of the named executive officers received a cash bonus equal to his respective target bonus. In total, performance-based bonuses for named executive officers for 2006 equaled $1,765,452 (after converting Mr. Thomlinson’s bonus from Australian dollars to U.S. dollars using the exchange rate in effect on December 31, 2006, or 0.7764 Australian dollars to one U.S. dollar). All of these bonuses were paid by us in 2007.
Discretionary cash-based bonuses
In February 2006, the committee approved discretionary cash bonuses for each of Messrs. Laikin, Boor, Fivel, Howell and Thomlinson for 2005 based on individual and overall performance. In total, discretionary bonuses paid to our named executive officers for 2005 totaled $2,316,874 (after converting Mr. Thomlinson’s bonus from Australian dollars to U.S. dollars using the exchange rate in effect on December 31, 2006, or 0.7886 Australian dollars to one U.S. dollar). All of these discretionary bonuses for 2005 were paid by us in 2006.
The compensation committee did not grant any discretionary cash bonuses for any of our named executive officers for 2006.
Performance-based grants of equity compensation under our annual executive equity programs.
In 2005, our executive officers, including our chief executive officer, were granted performance-based restricted stock units and stock options under our 2004 Long-Term Incentive Plan in accordance with the terms of the 2005 executive equity program adopted by the compensation committee. These grants were subject to forfeiture, in whole or in part, prior to the first anniversary of the grant if we did not achieve certain pre-established performance goals. These performance goals, and the metrics associated with them, were the same as those used in determining the performance-based cash bonuses under our 2005 executive bonus plan discussed above. As a result, on February 6, 2006, the compensation committee determined that 65% of the restricted stock units and stock options granted as part of the 2005 executive equity program were earned by our executive officers as of such date and the balance were deemed forfeited. The restricted stock units and stock options that were deemed earned commenced vesting in three equal annual installments as of February 18, 2006, the first anniversary of their grant date.
On February 6, 2006, the compensation committee adopted our 2006 executive equity program and, in accordance with that program, granted performance-based restricted stock units under our 2004 Long-Term Incentive Plan to each of our executive officers, including our chief executive officer. These grants were subject to forfeiture, in whole or in part, prior to the first anniversary of the grant if we did not achieve the same pre-established performance goals that were used in determining the performance-based cash bonuses under our 2006 executive bonus plan discussed above.
Under the 2006 executive equity program, the number of restricted stock units that each named executive officer was granted, and was thus eligible to earn, was based on a percentage of his base salary, as follows: Mr. Laikin — 125% and for each of Messrs. Boor, Howell, Fivel, Thomlinson and Currie — 100%. The number of restricted stock units included in these grants was calculated for each named executive officer by dividing the dollar value of the applicable percentage of his base salary by the per share price of our common stock on February 6, 2006, the date of the contingent award.
On February 8, 2007, the compensation committee determined that all of the performance goals established by the 2006 Executive Equity Program had been satisfied and that all of the restricted stock units granted thereunder had thus been earned by our executive officers as of such date. These earned restricted stock units commenced vesting in three equal annual installments as of February 6, 2007, the first anniversary of their grant date.
On February 8, 2007, the compensation committee adopted our 2007 executive equity program and, in accordance with that program, granted performance-based restricted stock units under our 2004 Long-Term Incentive Plan to each of our executive officers, including our chief executive officer. The number of restricted stock units that each named executive officer was granted was based on the same percentage of his base salary as was used with respect to the 2006 executive equity program described above. These contingent awards are subject to forfeiture, in whole or in part, prior to the first anniversary of the grant if we do not achieve certain pre-established performance goals, including both a financial target (income from continuing operations) weighted at 50% and strategic targets (several specific milestones associated with implementation of our long range business strategy) also weighted, in the aggregate, at 50%. If any or all of the performance goals are not achieved, then the corresponding percentage of the restricted stock units granted will be forfeited.
Once they have been deemed earned and are no longer subject to forfeiture, all restricted stock units and stock options granted under our annual executive equity programs vest in three equal annual installments beginning with the first anniversary of their original grant, subject to, and in accordance with the terms of the 2004 Long-Term Incentive Plan and the restricted stock unit agreements or option agreements entered into between us and the grantees.
For 2006, all performance-based equity compensation for named executive officers was issued in the form of restricted stock units. Beginning in 2005, we began issuing restricted stock units in combination with stock options and restricted stock awards as part of our equity program. In prior years, we granted only stock options. In 2005, we began to change the form of equity compensation primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under Statement of Financial Accounting Standards No. 123, “Share-Based Payment (revised 2004),” commonly referred to as FAS 123R. This accounting standard, which we adopted as of January 1, 2006, requires us to record as compensation expense the grant date fair value of a stock option over the vesting period of the option (requisite service period). Further, the use of restricted stock units results in less immediate dilution than we would experience if we were to grant stock options or a combination of the two forms of equity. We also chose to favor restricted stock units instead of restricted stock because restricted stock units do not require the issuance of common stock unless or until the shares are vested.
Discretionary grants of equity compensation. In 2006, in addition to performance-based grants of equity compensation issued under our 2004 Long-Term Incentive Plan as part of the 2006 executive equity program, the compensation committee recommended, and the board of directors approved, discretionary grants of equity compensation under our 2004 Long-Term Incentive Plan to certain of our named executive officers. These discretionary grants were unrelated to the performance milestones specified in the 2006 executive equity program.
Based on our peer group review, the $1.5 million total cash compensation package for Mr. Laikin at the target level was close to the 55th percentile for chief executive officer compensation. However, the $2,437,500 total compensation package for Mr. Laikin was only at the 42nd percentile for chief executive officer compensation, due to long-term incentive compensation which, at target, is well below the market median. The compensation committee determined that an additional discretionary award of restricted stock was appropriate to retain and motivate Mr. Laikin and to reward him for his continued leadership, industry knowledge and business development skills. As a founder of the company, the compensation committee recognized that Mr. Laikin’s vision and drive were essential to our future success and could not easily be replaced. Thus, the compensation committee recommended, and on February 6, 2006 our board of directors approved, a discretionary grant of 12,000 shares of restricted stock for Mr. Laikin, one-third of which shares vest on each of the fourth, fifth, and sixth anniversaries of the grant. This discretionary grant was valued at $221,040, based on the per-share price on the date of grant.
The compensation committee also recommended, and, on February 6, 2006, our board of directors approved, a discretionary grant of 6,000 restricted stock units for Mr. Thomlinson, all of which vest on the fifth anniversary of the date of grant. The compensation committee determined to make this grant to Mr. Thomlinson based in part on his performance in 2005 and the compensation committee’s desire to retain and motivate him. Mr. Thomlinson’s discretionary grant was valued at $110,520, based on the per-share price on the date of grant.
On February 8, 2007, the compensation committee also recommended, and the board approved, a discretionary grant of 20,000 restricted stock units to Mr. Howell, all of which vest on the third anniversary of the date of grant. This grant was made to reflect the superior performance of Mr. Howell for 2006 and to further enhance his long-term retention.
The number of restricted stock units issued under an award equals the total dollar value of that restricted stock unit grant divided by the fair market value of a share of our common stock on the date of grant. Fair market value is determined by reference to the closing price of our common stock on the relevant valuation date. Generally, for purposes of an initial grant of equity-based compensation, the date of grant is the later of the date the compensation committee approved the grant or the employee’s hire date. For all other purposes, the date of grant is on or after the date the compensation committee approves the grant.
Initial equity grant upon being hired or appointed a named executive officer. Only one named executive officer, Mr. Currie, was awarded an initial grant during 2006. Mr. Currie was awarded 120,000 restricted shares of stock when he joined us in January 2006. These shares vest equally over eight years from the initial date of grant. The number of shares was determined based upon overall market data provided by Hewitt and Associates and in comparison to Mr. Currie’s peers within Brightpoint. Further, the initial package for Mr. Currie was designed in part to recognize Mr. Currie’s controlling interest in Persequor, a business that was acquired by us as part of a larger transaction in February 2006 and for which Mr. Currie receives no continued remuneration.

     Post-termination compensation
Post-retirement compensation. All U.S.-based named executive officers are eligible to participate in our ERISA-qualified 401(k) Plan and to receive a company match, subject to plan requirements and contribution limits established by the IRS. The 401(k) Plan provides a matching benefit of $0.50 per each dollar invested to a maximum of six percent of base salary, subject to these limitations. In 2005 and 2006, named executive officers and other “highly compensated employees” as defined by the IRS were subject to contribution and matching limitations based upon required annual non-discrimination testing. During 2006, the named executive officers were allowed to contribute $51,669 to the 401(k) Plan and receive a matching contribution from us of $25,835.
In addition, on April 7, 2005, we entered into Supplemental Executive Retirement Plan agreements, referred to as SERP agreements, with each of Robert Laikin, Mark Howell and Steven Fivel, and, on January 19, 2006, we amended and restated these SERP agreements effective as of April 7, 2005. The amended and restated SERP agreements provide that we will implement a supplemental retirement benefit providing each of Messrs. Laikin, Howell and Fivel with an additional payment. The payments under the amended and restated SERP agreements will be made on an annual basis beginning on the later of the individual’s termination date, or the attainment of age 50, 53 or 55 for Messrs. Laikin, Howell or Fivel, respectively, for a period of ten years or until such individual’s death, if earlier. If the executive’s employment is terminated, other than for “cause,” we are required to pay the benefit to him commencing on the later of the date of termination, as set forth in the applicable employment agreement, or Mr. Laikin’s reaching of age 50, Mr. Howell’s reaching of age 53 or Mr. Fivel’s reaching of age 55. The benefit is an annual payment equal to a certain percentage of average base salary and bonus based on the final five years of work, with such percentage not to exceed 50% and subject to caps on the amount of the annual benefits payable, referred to as the “cap amount.” If Messrs. Laikin, Howell or Fivel is terminated for cause, then the benefit would not commence for that executive until he reached the age of 62.
Assuming annual salary increases of 5% per year, the anticipated payments pursuant to the amended and restated SERP agreements would reach the cap amount and would be paid in approximately the following amounts: $500,000 per year to Mr. Laikin commencing at age 50; $344,000 per year to Mr. Howell commencing at age 53; and $229,000 per year to Mr. Fivel commencing at age 55, in each case for a period of ten years or until such individual’s death, if earlier. Payment under the amended and restated SERP agreements is contingent upon termination of service.
Change of control agreements; severance arrangements. We have entered into employment agreements with each of our named executive officers, which are described below under “–Employment agreements with named executive officers.” Under these employment agreements, all of our named executive officers are entitled to severance payments upon the termination of their employment under certain circumstances, including in each case, in the event we terminate their employment in breach of the employment agreement (other than for cause or disability) after a change of control. In addition, some of the agreements with our named executive officers provide for accelerated vesting of their stock options and/or restricted stock awards upon the termination of their employment under certain circumstances.
Each of Messrs. Laikin, Howell and Fivel are entitled to a lump sum severance payment equal to the greater of (a) a designated dollar amount and (b) in the case of Messrs. Laikin and Howell, five times, and in the case of Mr. Fivel, three times, the aggregate salary, bonus and value of any perquisites received by him during the 12 months prior to the termination of his employment, in the event that, prior to and not as a result of a change of control, his employment is terminated, either by him with “good reason” or by us other than for disability or “cause,” or in the event that, within 12 months after a change of control, his employment is terminated by him without good reason. Each of them is entitled to a higher lump sum severance payment, i.e., an amount equal to a multiple (two times the multiple used for his standard severance amount) of the aggregate salary, bonus, value of any perquisites and value of any stock options received by him during the 12 months prior to the termination of his employment, if his employment is terminated either by him with good reason or by us other than for disability or cause, in each case, after or as a result of a change of control. Notwithstanding the foregoing, each of their employment agreements places a cap on the total severance amount the executive can receive under the agreement. In addition to their lump sum severance payments, each of their agreements provides that the executive’s stock options become immediately exercisable for up to 180 days and his restricted stock awards immediately vest in the event the executive terminates his employment with good reason or we terminate his employment in breach of the agreement (other than for disability or cause) or in the event a change of control occurs.
Mr. Boor is entitled to a lump sum severance payment equal to 2.99 times the salary he received during the 12 months prior to the termination of his employment in the event that we, at any time, terminate his employment (other than for cause or disability) in breach of his employment agreement or he, at any time, terminates his employment agreement with good reason or, within 12 months after a change of control, terminates his employment without good reason. In addition, upon a change of control his stock options become immediately exercisable for a period of up to 180 days. Each of Messrs. Currie and Thomlinson is entitled to a lump sum severance payment equal to three times the salary he received during the 12 months prior to the termination of his employment, subject to a designated severance cap, if we terminate his employment (other than for death, disability or cause) in breach of his employment agreement following a change of control. Additionally, Mr. Currie is entitled to statutory severance payments under the law of the United Arab Emirates, and such amounts do not reduce the severance amounts under his employment agreement.
Other benefits
During 2006, our named executive officers received, to varying degrees, a limited amount of other benefits that we paid on their behalf or for which we provided reimbursement. These benefits included the following:
•	payments of life insurance premiums. We continued to provide all U.S.-based named executive officers and other executives with a group life insurance plan at no cost. The life insurance plan provides a benefit of two times the executive’s annual base salary up to a maximum of $400,000 in the event of the death of the plan participant. This plan also provides an accidental death and dismemberment benefit with a maximum possible benefit equal to that of the life insurance benefit;

•	payments of long-term disability insurance premiums. We continued to provide all of our U.S.-based named executive officers, other U.S.-based executives and other key employees with a group long-term disability plan that provides a benefit in the event of the plan participant’s disability equal to two-thirds of the participant’s pre-disability income, up to a maximum of $12,000 per month;

•	employer contributions toward group medical insurance. We continued to provide all of our U.S.-based named executive officers and other U.S.-based executives and employees with a group medical insurance program that provides both preventive and catastrophic benefits. Benefits offered to employees outside of the United States vary by local practice and statutory requirements in each of the jurisdictions in which we operate; and

•	perquisites. We generally do not offer perquisites to our named executive officers. At the time of our acquisition of Persequor Limited, however, we acquired a legacy program through which all employees, including Mr. Currie, one of our named executive officers, received housing advances in accordance with local custom in Dubai. We stopped the practice of allowing Mr. Currie to participate in this program. As of the date of this Report, Mr. Currie has repaid to us all amounts he received under this program.
     Policy on tax matters
Section 162(m). Our policy is to maximize the tax deductibility of compensation paid to our most highly compensated executives under Section 162(m) of the Internal Revenue Code and related regulations. Our stockholders have approved our 2004 Long-Term Incentive Plan. We may, however, authorize payments to our named executive officers that may not be fully deductible if we believe such payments are in our stockholders’ interests. The performance-based restricted stock unit awards have been structured to qualify as performance-based compensation exempt from the limitations on deductibility imposed by Section 162(m).
Sections 280G and 4999. The employment agreements for Messrs. Laikin, Howell, Fivel and Boor provide for tax protection on severance payments resulting from a change of control in the form of a gross up payment to reimburse the executive for any excise tax under Internal Revenue Code Section 4999 as well as any additional income and employment taxes resulting from such reimbursement. Code Section 4999 imposes a 20% non-deductible excise tax on the recipient of an “excess parachute payment” and Code Section 280G disallows the tax deduction to the payor of any amount of an excess parachute payment that is contingent on a change of control. A payment as a result of a change of control must exceed three times the executive’s base amount in order to be considered an excess parachute payment, and then the excise tax is imposed on the parachute payments that exceed the executive’s base amount. The intent of the tax gross-up is to provide a benefit without a tax penalty to our executives who are displaced in the event of a change of control. We believe the provision of tax protection for excess parachute payments for our executive officers is consistent with market practice, is a valuable executive talent retention incentive, and is consistent with the objectives of our overall executive compensation program.
Report of compensation committee on compensation analysis and discussion
The information contained in this Compensation and Human Resources Committee Report is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission. This report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we may specifically incorporate it by reference into a future filing.

The compensation and human resources committee has reviewed and discussed the section in this Annual Report on Form 10-K entitled “Executive Officers — Compensation discussion and analysis” with Brightpoint’s management. Based on this review and these discussions, the compensation and human resources committee recommended to Brightpoint’s board of directors that this “Compensation discussion and analysis” section be included in Brightpoint’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
COMPENSATION AND HUMAN RESOURCES COMMITTEE
 Eliza Hermann, Chairman
 Stephen H. Simon
 Jerre L. Stead
 Robert F. Wagner

2006 summary compensation table
The following table discloses for the fiscal year ended December 31, 2006 the compensation for the person who served as our chief executive officer, the person who served as our chief financial officer and our four most highly compensated executive officers other than our chief executive officer and chief financial officer for our fiscal year ended December 31, 2006.

						Change in
						pension value
						and non-
					Non-equity	qualified
			Stock		incentive plan	deferred
		Base	awards	Option	compensation	compensation	All other
Name	Year	salary	(1)	awards (2)	(3)	earnings (4)	compensation (5)		Total
Robert J. Laikin Chairman of the Board and Chief Executive Officer	2006	$750,000	$888,301	$265,324	$750,000	$154,686	$8,112		$2,816,423

J. Mark Howell President	2006	$455,000	$423,288	$132,775	$227,500	$63,288	$8,112		$1,309,963

Anthony W. Boor Executive Vice President, Chief Financial Officer and Treasurer	2006	$350,000	$159,863	$42,347	$175,000	—	$7,972		$735,182

Steven E. Fivel Executive Vice President, General Counsel and Secretary	2006	$360,000	$265,385	$123,295	$180,000	$55,081	$8,112		$991,873

R. Bruce Thomlinson (6) President, Asia Pacific	2006	$465,905	$308,155	$132,775	$232,952	—	$9,895		$1,149,682

John Alexander Du Plessis Currie President, Emerging Markets	2006	$400,000	$419,644	—	$200,000	—	$253,011	(7)	$1,272,655

(1)	Represents the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to shares of restricted stock and restricted stock units, as determined based on a calculation pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Please refer to Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2006 for the relevant assumptions related to the calculation of such value.

(2)	Represents the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to options, as determined based on a calculation pursuant to SFAS 123R. Please refer to Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2006 for the relevant assumptions related to the calculation of such value.

(3)	Represents performance-based cash bonuses paid in 2007 that were earned in 2006 under our 2006 executive bonus plan. All of the bonus metrics were achieved for 2006. In accordance with the plan, Mr. Laikin received a bonus payment equal to 100% of his 2006 base salary and the other named executive officers each received a bonus payment equal to 50% of his respective 2006 base salary.

(4)	Figure is present value of SERP benefit as calculated by Mercer Human Resources Consulting. Retirement is assumed to occur at the plan’s unreduced retirement age of 62 and paid in the form of a temporary life annuity for not more than ten years. The present values for December 31, 2006 were determined using a discount rate of 5.75%.

(5)	Includes life and long-term disability insurance premiums paid by us and 401(k) matches or statutory superannuation payments made by us.

(6)	Mr. Thomlinson is paid in Australian dollars. The amounts paid to him are reported in this table in U.S. dollars and were calculated based on the exchange rate of 0.7886 Australian dollars to one U.S. dollar in effect on December 31, 2006.

(7)	Includes $248,197 representing the total accrued value of a gratuity program in which Mr. Currie participates in accordance with the laws of the United Arab Emirates, whereby upon his termination he will be entitled to a benefit that reflects his salary and years of service in the United Arab Emirates.
2006 grants of plan-based awards
The following table discloses for the periods presented the grants of awards made to the named executive officers during our fiscal year ended December 31, 2006 under any of our plans:

								All other stock
								awards:
		Estimated future payouts under						number of
		non-equity incentive plan awards			Estimated future payouts under			shares
					equity incentive plan awards
								or stock or
Name	Grant date	Threshold	Target(1)	Maximum	Threshold	Target(1)	Maximum	units
Robert J. Laikin	02/06/06	n/a	$750,000	n/a	n/a	$937,500	n/a	12,000
J. Mark Howell	02/06/06	n/a	$227,500	n/a	n/a	$455,000	n/a	—
Anthony W. Boor	02/06/06	n/a	$175,000	n/a	n/a	$350,000	n/a	—
Steven E. Fivel	02/06/06	n/a	$180,000	n/a	n/a	$360,000	n/a	—
R. Bruce Thomlinson	02/06/06	n/a	$232,952	n/a	n/a	$465,905	n/a	6,000
John Alexander Du Plessis Currie	02/23/06	n/a	$200,000	n/a	n/a	$400,000	n/a	—	(2)

(1)	The targeted cash bonuses under our 2006 executive bonus plan were 100% of base salary for Mr. Laikin and 50% of base salary for each of the other named executive officers. The targeted equity bonuses under our 2006 executive equity program administered under our 2004 Long-Term Incentive Plan were 125% of base salary for Mr. Laikin and 100% of base salary for each of the other named executive officers.

(2)	Does not include 120,000 shares of our unregistered common stock awarded to Mr. Currie on February 23, 2006 as a material inducement to his employment, which vest as to 1/8th of the shares on each of the first eight anniversaries of the date of grant, subject to the terms and conditions of a restricted stock agreement between the Registrant and Currie. The award was made outside of the Registrant’s 2004 Long-Term Incentive Plan in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).
NARRATIVE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE
Employment agreements with named executive officers
     Certain defined terms
We have entered into employment agreements with each of our named executive officers, all of which are described below. When used in those agreements, the following terms (except as described below with respect to the use of the term “cause” in the agreements of Messrs. Thomlinson and Currie) have the following meanings:
“Good reason” is defined as:
•	any limitation upon or change to the employee’s duties or reporting obligations,

•	any failure by us to comply with our material obligations under the employment agreement, or

•	the failure of any successor to our business to assume the employment agreement upon succession.
A “change of control” shall be deemed to occur, unless previously consented to in writing by the respective employee, upon the occurrence of any of the following:
•	individuals who as of the date of the agreement constituted our then current board of directors cease to constitute a majority of our board;

•	subject to certain specified exceptions, the acquisition, by any person or entity not affiliated with the respective employee or us, of beneficial ownership of 15% or more of our voting securities;

•	the commencement of a proxy contest against management for the election of a majority of our board of directors if the group conducting the proxy contest owns, has or gains the power to vote at least 15% of our voting securities;

•	the consummation under certain conditions by us of a reorganization, merger or consolidation or sale of all or substantially all of our assets to any person or entity not affiliated with the respective employee or us; or

•	our complete liquidation or dissolution.
“Cause” is defined as:
•	the willful and continuous failure of the employee to substantially perform his required duties,

•	the employee’s willful criminal misconduct (including embezzlement and criminal fraud) that is materially injurious to us, or

•	the conviction of the employee of a felony.
Under our employment agreements with Messrs. Thomlinson and Currie, “cause” is defined as follows:
•	the employee’s failure to perform any or all of his duties under the employment agreement after reasonable notice from us to him to rectify any such failure;

•	the employee’s engagement in misconduct that is detrimental or injurious to us, monetarily or otherwise;

•	the employee being charged with an indictable offense; or

•	the employee’s violation of our policies and procedures.
     Messrs. Laikin’s and Howell’s agreements
We have entered into five-year “evergreen” employment agreements with each of Messrs. Laikin and Howell, which are automatically renewable for successive one-year periods and provided for an annual base compensation in 2006 of $750,000 and $455,000, respectively, and such bonuses as our board of directors may from time to time determine. If we provide the employee with notice of non-renewal or that we desire to terminate the agreement without cause, there is a final five-year term commencing on the date of such notice. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter.
The employment agreements also provide for severance payments if the employee’s employment is terminated
•	by him, without good reason, within 12 months after a change of control,

•	by him, for good reason, prior to and not as a result of a change of control, or

•	by us, other than for disability or cause, prior to and not as a result of a change of control, equal to (subject to a severance cap of $9.0 million with respect to Mr. Laikin and $4.5 million with respect to Mr. Howell) the greater of (a) $2.25 million for Mr. Laikin and $1.625 million for Mr. Howell and (b) five times the total compensation (including salary, bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination. If after, or as a result of, a change of control, the employee’s employment is terminated either by the employee for good reason or by us other than for disability or cause, the employee will be entitled to receive severance pay (subject to the respective severance cap) equal to ten times the total compensation (including salary, bonus, the value of all perquisites and the value of all stock options granted to the employee) received from us during the twelve months prior to the date of termination. In addition, the vesting of all options and restricted stock award granted to the employee will be accelerated, so that the options become immediately exercisable and remain exercisable until the earlier of (a) 180 days from the date of the employee’s termination and (b) the expiration of the stock option, and all restricted stock awards immediately vest, when and if (i) a change of control occurs, (ii) we, in breach of the agreement, terminate the employee’s employment other than for disability or cause, or (iii) the employee terminates his employment for good reason.
     Mr. Boor’s agreement
We also entered into a three-year “evergreen” employment agreement with Mr. Boor which is automatically renewable for successive one-year periods and provided for an annual base compensation in 2006 of $325,000 and such bonuses as our board of directors or the compensation committee of the board may from time to time determine. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Boor will not compete or engage in a business competitive with our business during the term of the employment agreement and for a period of two years thereafter. If Mr. Boor’s employment is terminated by him for good reason or within 12 months after a change of control or by us other than for disability or cause, Mr. Boor will be entitled to receive severance pay equal to 2.99 times his annual base compensation (excluding any bonus and the value of all perquisites) received from us during the twelve months prior to the date of termination.
In addition, the vesting of all options granted to Mr. Boor will be accelerated, so that the options become immediately exercisable and remain exercisable until the earlier of (a) 180 days from the date his employment is terminated and (b) the expiration of the stock option, when and if a change of control occurs.
     Mr. Fivel’s Agreement
We have entered into a three-year “evergreen” employment agreement with Mr. Fivel, which is automatically renewable for successive one-year periods and provided for an annual base compensation in 2006 of $360,000 and such bonuses as our board of directors may from time to time determine. If we provide Mr. Fivel with notice of non-renewal or that we desire to terminate the agreement without cause, there is a final three-year term commencing on the date of such notice. Otherwise, the employment agreement provides substantially the same terms as the employment agreements for Messrs. Laikin and Howell, except that if Mr. Fivel’s employment is terminated:
•	by him, without good reason, within 12 months after a change of control,

•	by him, for good reason, prior to and not as a result of a change of control, or

•	by us, other than for disability or cause, prior to and not as a result of a change of control, he will be entitled to receive (subject to a $2.25 million severance cap) the greater of (a) $825,000 and (b) three times the total compensation (including salary, bonus and the value of all perquisites) he received from us during the twelve months prior to the date of his termination. If after, or as a result of a change of control, Mr. Fivel’s employment is terminated either by him for good reason or by us other than for disability or cause, Mr. Fivel will be entitled to receive severance pay (subject to the foregoing severance cap) equal to six times the compensation (including, salary, bonus, and the value of all perquisites and the value of all stock options granted to him) received or earned by him from us during the twelve months prior to the date of termination.
In addition, the vesting of all options and restricted stock awards granted to Mr. Fivel will be accelerated, so that the options become immediately exercisable and remain exercisable until the earlier of (a) 180 days from the date of his termination and (b) the expiration of the stock option, and all restricted stock awards immediately vest, when and if (i) a change of control occurs, (ii) we, in breach of the agreement, terminate his employment other than for disability or cause, or (iii) Mr. Fivel terminates his employment for good reason.
     Mr. Thomlinson’s agreement
We also entered into a five-year employment agreement with Mr. Thomlinson, which, as renewed, currently extends through December 31, 2007. Pursuant to that agreement, he had an annual base compensation in 2006 of $465,905 (after converting his salary from Australian dollars to U.S. dollars using the exchange rate in effect on December 31, 2006, or 0.7886 Australian dollars to one U.S. dollar) and such bonuses as our board of directors or the compensation committee of the board may from time to time determine. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Thomlinson will not compete in a business competitive with our business during the term of the employment agreement and for a period of one year thereafter. The employment agreement also provides that if Mr. Thomlinson’s employment is terminated by us other than for death, disability or cause, prior to and not as a result of a change of control, then Mr. Thomlinson is entitled to a termination payment equal to the aggregate emoluments (defined as base salary, bonus and the value of all perquisites, but excluding the value of any equity) he received for the 12-month period ending on the date of termination. If Mr. Thomlinson is terminated other than for death, disability or cause, in breach of this agreement and upon a change of control, we shall pay Mr. Thomlinson a lump sum severance amount on the tenth day following the date of termination, equal to three times the salary (inclusive of statutory superannuation) received or earned by Mr. Thomlinson under the agreement during the twelve months prior to the termination date (subject to a severance cap of approximately $1,041,579 U.S. dollars).
     Mr. Currie’s agreement
We have entered into a three-year employment contract with Mr. Currie, which is automatically renewable for a one-year period and provided for an annual base compensation in 2006 of $400,000 and such bonuses as our board of directors or the compensation committee of the board may from time to time determine. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Currie will not compete in a business competitive with our business during the term of the employment agreement and for a period of one year thereafter. The employment agreement also provides that if Mr. Currie’s employment is terminated by us, other than for death, disability or cause, in breach of this agreement prior to and not as a result of a change of control, then Mr. Currie is entitled to a termination payment equal to the aggregate emoluments (defined as base salary, bonus and the value of all perquisites, but excluding the value of any equity) he received for the 12-month period ending on the date of termination. If Mr. Currie is terminated other than for death, disability or cause, in breach of this agreement and upon a change of control, we shall pay Mr. Currie a lump sum severance amount on the tenth day following the date of termination, equal to three times the salary received or earned by Mr. Currie under the agreement during the twelve months prior to the termination date (subject to a severance cap of $1.0 million, provided that this maximum amount shall not include statutory entitlements). If Mr. Currie’s employment is terminated for heightened cause, defined in his agreement as being convicted of, or entering a guilty or no contest plea to (i) a crime constituting a felony under the laws of the United States of America that is related to our business or Mr. Currie’s employment with us, or (ii) actual or attempted theft, fraud, embezzlement or willful misappropriation of funds against us, then Mr. Currie will forfeit the 120,000 shares of our unregistered common stock awarded to him on February 23, 2006 as a material inducement to his employment.
Executive equity program and bonus plans
     General
Our compensation programs are intended to provide executives with a compensation cash base salary and the opportunity to earn above average compensation through variable components (cash and equity) when performance warrants. Our current compensation program provides Mr. Laikin with a base salary equivalent to 30% of his total compensation target and all other named executive officers with a base salary equivalent to 40% of their total compensation targets. We believe that this mix is appropriate and drives the appropriate performance among our executive officers.
Generally our compensation committee establishes both an equity-based executive bonus program, which is tied into our 2004 Long-Term Incentive Plan, and a cash-based executive bonus program in February of each year. At the time these programs are established, the compensation committee also specifies the target bonus amounts for each executive, as well as designated performance goals for Brightpoint for that year. Our actual performance for the year will then be measured against the targeted performance goals for purposes of determining how much of the targeted bonus amount will be earned by the executive.
     2004 Long-Term Incentive Plan
The equity component of our executive compensation program is derived from our 2004 Long-Term Incentive Plan, which is administered by the compensation committee. Currently our incentive plan enables the compensation committee to grant to our employees, including our named executive officers, the employees of our subsidiaries, our directors, our consultants and other persons who are expected to contribute to our success, the following types of equity awards under the plan:
•	non-qualified incentive stock options,

•	performance units;

•	restricted stock;

•	deferred stock; and

•	other stock-based awards (which includes restricted stock units).
Prior to 2005, all performance-based equity compensation for named executive officers was issued in the form of stock options. Beginning in 2005, we began issuing restricted stock units in combination with stock options and restricted stock awards as part of our equity program, primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under FAS 123R. In 2006, all of our performance-based equity compensation was issued under our 2004 Long-Term Incentive Plan in the form of restricted stock units.
No participant may be granted awards under the plan relating to more than 2,025,000 shares of our common stock in the aggregate, in any year. Additionally, the number of shares that are subject to non-option awards under the plan cannot exceed 2,025,000 shares of our common stock in the aggregate. The total number of shares reserved and available for distribution under the incentive plan was originally set at 4,050,000 shares. As of December 31, 2006, a total of 2,076,456 of such shares had been issued or were the subject of outstanding awards and 1,973,544 were available for future award grants. Of such 2,076,456 that had been issued or were the subject to outstanding awards, 455,866 were issued or outstanding under option based awards and 1,620,590 were issued or outstanding under non-option based awards.
The 2004 Long Term incentive Plan is administered by the compensation committee of our board. The compensation committee determine the time(s) at which the grants will be awarded, selects the officers or others to receive the grants and determines the number of shares covered by each grant, as well as the purchase price, time of exercise (not to exceed ten years from the date of the grant) and other terms and conditions. The board has delegated authority to our chief executive officer to grant up to approximately 607,500 awards under the plan per each calendar year to non-officer employees.

     2005 executive equity program
In connection with administration of our 2004 Long-Term Incentive Plan, and in furtherance of the goals of that plan, the compensation committee adopted our 2005 executive equity program in February 2005. As part of that program, the committee granted performance-based restricted stock units and stock options under our 2004 Long-Term Incentive Plan to each of our executive officers, including our chief executive officer. These grants were subject to forfeiture, in whole or in part, prior to the first anniversary of the grant if we did not achieve certain pre-established performance targets, including both financial targets (income from continuing operations and return on invested capital), weighted at 70%, and strategic targets approved by the compensation committee, weighted, in the aggregate, at 30%. Although we failed to meet the financial targets for the first half of 2005, we did meet the strategic targets for that period. In addition, in February 2006, the compensation committee determined that we had fully met or exceeded each of the financial and strategic targets for the second half of 2005. Based on the foregoing, 65% of the grants made as part of the 2005 executive equity program were deemed earned by our executive officers. These earned grants commenced vesting in three equal annual installments as of February 18, 2006, the first anniversary of their grant date.
     2006 executive equity program and bonus plan
In February 2006, the compensation committee adopted our 2006 executive equity program and, as part of that program, granted performance-based restricted stock units under our 2004 Long-Term Incentive Plan to each of our executive officers, including our chief executive officer. These grants were subject to forfeiture, in whole or in part, prior to the first anniversary of the grant if we did not achieve certain pre-established performance targets, including both a financial target (income from continuing operations), weighted at 50%, and strategic targets approved by the compensation committee, also weighted, in the aggregate, at 50%. Our performance, when measured against the foregoing performance targets, resulted in the satisfaction of all of the performance targets for 2006. As a result, all of the grants made as part of the 2006 executive equity program were earned by our executive officers. These earned grants commenced vesting in three equal annual installments commencing as of February 6, 2007, the first anniversary of their grant date.
The compensation committee also established a 2006 cash award bonus program for our executive officers, referred to as the 2006 executive bonus plan, which was based upon the pre-established performance targets set forth in our 2006 executive equity program. Under the 2006 executive bonus plan, the target bonus established for Robert Laikin, our chief executive officer, was 100% of his 2006 base salary and the target bonus established for each of our other named executive officers was 50% of his respective 2006 base salary. Based upon our performance for 2006 as measured against these previously approved performance targets, the compensation committee determined that all of the performance objectives were earned and each executive was eligible to receive all of his targeted bonus. Our compensation committee did not grant any discretionary bonuses for any of the named executive officers for 2006.

Outstanding equity awards at 2006 fiscal year-end
The following table discloses, for each named executive officer, his unexercised options and unvested stock and equity incentive plan awards outstanding as of our fiscal year ended December 31, 2006:

	Option Awards					Stock Awards
											Equity
											incentive
									Equity		plan
									incentive		awards:
									plan		market or
									awards:		payout
								Market	number of		value of
								value of	unearned		unearned
								shares or	shares or		shares or
	Number of securities					Number of		units of	units or		units or
	underlying options (#)					shares or		stock	other		other
						units of stock		that have	rights that		rights that
				Option	Option	that have not		not	have not		have not
		Un-		exercise	expiration	vested		vested	vested		vested
Name	Exercisable	exercisable		price	date	(#)		(#)	(#)		($)
Robert J. Laikin	—	90,000	(1)	$6.51	02/20/09	573,880	(5)	$7,718,686	50,882	(11)	$684,363

	30,011	60,021	(2)	$6.78	02/18/10	—		—	—		—

J. Mark Howell	—	45,000	(1)	$6.51	02/20/09	280,881	(6)	$3,777,849	24,694	(11)	$332,134

	15,035	30,069	(2)	$6.78	02/18/10	—		—	—		—

Anthony W. Boor	5,400	2,700	(3)	$8.03	01/23/09	22,500	(7)	$302,625	18,996	(11)	$255,496

	9,000	18,000	(4)	$7.48	02/07/10	—		—	—		—

Steven E. Fivel	—	45,000	(1)	$6.51	02/20/09	144,594	(8)	$1,944,789	19,538	(11)	$262,786

	12,578	25,156	(2)	$6.78	02/18/10	—		—	—		—

R. Bruce Tomlinson	—	45,000	(1)	$6.51	02/20/09	151,881	(9)	$2,042,799	23,920	(11)	$321,724

	—	30,069	(2)	$6.78	02/18/10	—		—	—		—

John Alexander Du Plessis Currie	—	—		—	—	120,000	(10)	$1,614,000	16,728	(12)	$224,992

(1)	These options vested on February 20, 2007.

(2)	Approximately one-half of these options vested on February 18, 2007 and the remainder will vest on February 18, 2008.

(3)	These options vested on January 23, 2007.

(4)	One-half of these options vested on February 7, 2007 and the remainder will vest on February 7, 2008.

(5)	Represents 540,000 shares of restricted stock that vest in equal installments in each of the third, fifth and eight anniversary of the grant date (April 7, 2005), 12,000 shares of restricted stock that vest in three equal annual installments beginning with February 6, 2010, and 21,880 restricted stock units that vest in equal annual installments beginning with February 18, 2007.

(6)	Represents 270,000 shares of restricted stock that vest in equal installments in each of the third, fifth and eight anniversary of the grant date (April 7, 2005), and 10,881 restricted stock units that vest in two equal annual installments beginning with February 18, 2007.

(7)	Represents 13,500 restricted stock units that vest on June 2, 2009 (the fourth anniversary of the date of grant), and 9,000 restricted stock units that vest on October 17, 2008 (the third anniversary of the date of grant).

(8)	Represents 135,000 shares of restricted stock that vest in equal installments in each of the third, fifth and eighth anniversary of the grant date (April 7, 2005), and 9,594 restricted stock units that vest in two equal annual installments beginning with February 18, 2007.

(9)	Represents 10,881 restricted stock units that vest in two equal annual installments beginning with February 18, 2007, 135,000 restricted stock units that vest in equal installments in each of the fourth and eighth anniversary of the grant date (June 2, 2005) and 6,000 restricted stock units that vest on February 6, 2011 (the fifth anniversary of the grant date).

(10)	Represents shares of restricted stock that vest in eight equal annual installments beginning February 23, 2007.

(11)	Represents restricted stock units that vest in three equal annual installments beginning February 23, 2007.

(12)	Represents restricted stock units that vest in three equal annual installments beginning February 23, 2007.
Option exercises and stock vested in 2006
The following table sets forth information concerning the number of shares acquired and dollar amounts realized by each of the named executive officers during the fiscal year ended December 31, 2006 on the exercise of stock options and the vesting of restricted stock held by the named executive officers as of December 31, 2006:

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	shares acquired	realized	shares acquired	realized
	on exercise	on exercise	on vesting	on vesting
Name	(#)	($)	(#)	($)
Robert J. Laikin	515,566	$8,951,704	10,940	$267,210
J. Mark Howell	230,455	$4,472,034	5,441	$132,896
Anthony W. Boor	—	—	—	—
Steven E. Fivel	165,933	$2,956,451	4,797	$117,167
R. Bruce Thomlinson	60,034	$1,045,500	5,441	$132,896
John Alexander Du Plessis Currie	—	—	—	—

(1)	Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the common stock.
2006 pension benefits table
The following table sets forth information concerning each plan that provides for payments of other benefits at, following, or in connection with retirement with respect to each of the named executive officers during the fiscal year ended December 31, 2006:

		Number of
		years	Present value of	Payments
		credited	accumulated	during last
Name	Plan name	service (1)	benefit (2)	fiscal year
Robert J. Laikin	Brightpoint, Inc. Amended & Restated Agreement for Supplemental Executive Retirement Benefits	17.5	$428,573	None
J. Mark Howell	Brightpoint, Inc. Amended & Restated Agreement for Supplemental Executive Retirement Benefits	12.5	$218,672	None
Anthony W. Boor	N/A
Steven E. Fivel	Brightpoint, Inc. Amended & Restated Agreement for Supplemental Executive Retirement Benefits	10	$205,206	None
R. Bruce Thomlinson	N/A
John Alexander Du Plessis Currie	N/A

(1)	The SERP calculation does not include years of service, which are included for informational purposes only.

(2)	Figures represent present value of the benefit as calculated by Mercer Human Resources Consulting. Retirement is assumed to occur at the plan’s unreduced retirement age of 62 and paid in the form of a temporary life annuity for not more than ten years. The present values for December 31, 2006 were determined using a discount rate of 5.75%.
On April 7, 2005, we entered into SERP agreements with each of Messrs. Laikin, Howell and Fivel, and, on January 19, 2006, we amended and restated these SERP agreements effective as of April 7, 2005. The amended and restated SERP agreements provide that we will implement a supplemental retirement benefit providing each of Messrs. Laikin, Howell and Fivel with an additional payment. The payments under the amended and restated SERP agreements will be made on an annual basis beginning on the later of the individual’s termination date, or the attainment of age 50, 53 or 55 for Messrs. Laikin, Howell or Fivel, respectively, for a period of ten years or until such individual’s death, if earlier. If the executive’s employment is terminated, other than for cause, we are required to pay the benefit to him commencing on the later of the date of termination, as set forth in the applicable employment agreement, or Mr. Laikin’s reaching of age 50, Mr. Howell’s reaching of age 53 or Mr. Fivel’s reaching of age 55. The benefit is an annual payment equal to a certain percentage of average base salary and bonus based on the final five years of work, with such percentage not to exceed 50% and subject to caps on the amount of the annual benefits payable, referred to as the “cap amount.” If Messrs. Laikin, Howell or Fivel is terminated for cause, then the benefit would not commence for that executive until he reached the age of 62.
Assuming annual salary increases of 5% per year, the anticipated payments pursuant to the amended and restated SERP agreements would reach the cap amount and would be paid in approximately the following amounts: $500,000 per year to Mr. Laikin commencing at age 50; $344,000 per year to Mr. Howell commencing at age 53; and $229,000 per year to Mr. Fivel commencing at age 55. Payment under the amended and restated SERP agreements is contingent upon termination of service.
Potential payments upon termination or change of control
          With respect to termination by us of a named executive officer’s employment for cause (at any time) or by the named executive officer of his employment without good reason (and not as a result of a change of control), the executive is only entitled to his accrued and unpaid salary and his unvested stock options, restricted stock units and shares of restricted stock are deemed forfeited at such time. The following table sets forth potential payments receivable by our named executive officers upon termination of their employment under the various circumstances listed and assumes for purposes of calculating amounts due that the executive was terminated as of December 31, 2006:

							Termination of executive’s
	Termination of executive’s employment by executive:						employment by us:
	Within 12
	months after
	change of		Prior to				Prior to
	control,		change of		After change of		change of		After change of
	without good		control, with		control, with		control,		control,		For death or
Benefit(1)	reason		good reason		good reason		without cause		without cause		disability
Robert J. Laikin(2):
Severance(3)	$7,540,560	(4)	$7,540,560	(4)	$9,000,000	(5)	$7,540,560	(4)	$9,000,000	(5)	$1,125,000	(6)
Acceleration of long-term incentives	$9,427,991	(7)(8)	$8,449,342	(7)	$8,241,649	(7)(8)	$8,449,342	(7)	$8,241,649	(7)(8)	$3,561,049	(9)
Tax gross up(10)	$2,106,490		$2,095,032		$2,471,214		$2,095,032		$2,471,214		$—
J. Mark Howell(2):
Severance(3)	$3,415,560	(4)	$3,415,560	(4)	$4,500,000	(5)	$3,415,560	(4)	$4,500,000	(5)	$682,500	(6)
Acceleration of long-term incentives	$4,622,850	(7)(8)	$4,144,362	(7)	$4,109,988	(7)(8)	$4,144,362	(7)	$4,109,988	(7)(8)	$1,688,988	(9)
Tax gross up(10)	$419,956		$414,340		$741,765		$414,340		$741,765		$—
Anthony W. Boor:
Severance	$1,046,500	(11)	$1,046,500	(11)	$1,046,500	(11)	$1,046,500	(11)	$1,046,500	(11)	$66,000	(12)
Acceleration of long-term incentives	$680,153	(7)(8)	$—		$680,153	(7)(8)	$—		$680,153	(7)(8)	$558,121	(9)
Tax gross up(10)	$48,537		$11,840		$48,537		$11,840		$48,537		$—
Steven E. Fivel(2):
Severance(3)	$1,644,336	(13)	$1,644,336	(13)	$2,250,000	(14)	$1,644,336	(13)	$2,250,000	(14)	$540,000	(6)
Acceleration of long-term incentives	$2,687,680	(7)(8)	$2,295,855	(7)	$2,207,575	(7)(8)	$2,295,855	(7)	$2,207,575	(7)(8)	$997,075	(9)
Tax gross up(10)	$—		$—		$66,044		$—		$66,044		$—
R. Bruce Thomlinson:
Severance	$698,858	(15)	$698,858	(15)	$698,858	(15)	$698,858	(15)	$1,041,579	(16)	$0
Acceleration of long-term incentives	$2,877,386	(8)(17)	$—		$2,877,386	(8)(17)	$—		$2,877,386	(8)(17)	$2,364,523	(8)
Tax gross up	$—		$—		$—		$—		$—		$—
John Alexander du Plessis Currie:
Severance	$848,197	(15)	$848,197	(15)	$848,197	(15)	$848,197	(15)	$1,248,197	(16)	$248,197	(18)
Acceleration of long-term incentives	$1,838,992	(8)(19)	$1,614,000	(19)	$1,838,992	(8)(19)	$1,614,000	(19)	$1,838,992	(8)(19)	$1,838,992	(8)(19)
Tax gross up	$—		$—		$—		$—		$—		$—

(1)	In addition, to payments outlined herein, Messrs. Laikin, Howell and Fivel are eligible for payments under supplemental executive retirement plans that will provide ten year annuities commencing at the later of the executive’s date of termination or age 50 (Mr. Laikin), age 53 (Mr. Howell) or age 55 (Mr. Fivel). A full discussion of these supplemental executive retirement plans may be found above in the section entitled “Executive Compensation – 2006 pension benefits table.”

(2)	The aggregate amount of (a) any cash severance payment made to the executive and (b) the value of any stock options and restricted stock awards of the executive that are accelerated as a result of the termination of the executive’s employment, may not exceed a designated severance cap of $9,000,000 for Mr. Laikin, $4,500,000 for Mr. Howell and $2,250,000 for Mr. Fivel; provided however that the value ($7,263,000 in the case of Mr. Laikin, $3,631,500 in the case of Mr. Howell and $1,815,750 in the case of Mr. Fivel) attributable to the accelerated vesting of the shares of restricted stock granted to Messrs. Laikin, Howell and Fivel on April 7, 2005 is explicitly excluded from the severance caps applicable to such executives. In addition, the value ($978,649 in the case of Mr. Laikin, $478,488 in the case of Mr. Howell, and $391,825 in the case of Mr. Fivel) attributable to the accelerated vesting of earned performance based restricted stock units is excluded from the severance caps applicable to such executives. For purposes of this table, we have assumed that, in situations where the executive’s severance cap would be exceeded, the executive has chosen to receive first the maximum amount of his cash severance payment permitted by such severance cap and then, to the extent the severance cap is not yet exceeded, the remainder in acceleration of long-term incentives.

(3)	Severance payments include value of life, health and long-term disability insurance premiums and matching 401(k) contributions made by us.

(4)	Entitled to a payment equal to the greater of (a) $2,250,000 in the case of Mr. Laikin and $1,625,000 in the case of Mr. Howell and (b) five times his total compensation earned during the prior 12 months (including bonus and the value of all perquisites), subject to his applicable severance cap.

(5)	Entitled to a payment equal to ten times his total compensation earned during the prior 12 months (including bonus, the value of all perquisites and value of all stock options granted during such period), subject to his applicable severance cap.

(6)	In the event that the Executive is terminated due to his disability, he will receive 100% of his salary for one year and 50% of salary for a second year. Does not include up to $12,000 per month that the executive might qualify for under our LTD Plan.

(7)	Entitled to immediate vesting of all stock options (which may then be exercised for a period of up to 180 days) and immediate vesting of all shares of restricted stock, subject, in the case of Messrs. Laikin, Howell and Fivel, to the executive’s applicable severance cap.

(8)	Entitled to immediate vesting of all restricted stock units.

(9)	Entitled to (a) immediate vesting of all shares of restricted stock that would otherwise have become vested on the next vesting day to occur after the executive’s death or disability, and (b) immediate vesting of all restricted stock units that have been earned as of the date of the executive’s death or disability.

(10)	Represents tax gross-up payment to cover excess tax obligations associated with termination payments that are considered parachute payments as defined by Section 280 G(b)(2) of the IRS Code. These figures assume stock options are cash exercised and a tax rate of 44.5%.

(11)	Entitled to a lump sum payment equal to 2.99 times his salary (excluding any bonus or perquisites) earned or received during the prior 12 months.

(12)	In the event that the Executive is terminated due to his disability, he will receive 60% of his salary for one year, which will be reduced by any LTD payments received under the company’s plan.

(13)	Entitled to a payment equal to the greater of $825,000 and three times his total compensation earned during the prior 12 months (including bonus and the value of all perquisites), subject to his severance cap.

(14)	Entitled to a payment equal to six times his total compensation earned during the prior 12 months (including bonus, the value of all perquisites and value of all stock options granted during such period), subject to his severance cap.

(15)	Entitled to a lump sum payment equal to his aggregate emoluments (defined as base salary, bonus and the value of all perquisites, but excluding the value of any equity) for the prior 12 months, and, in the case of Mr. Currie, to statutory payments under the laws of the United Arab Emirates, currently accrued at $248,197.

(16)	Entitled to a lump sum payment equal to three times the total salary earned by him during the prior 12 months, subject to a severance cap of approximately $1,041,579 (based on the conversion of 1,320,795 Australian dollars to U.S. dollars using the December 31, 2006 conversion rate of .7886 Australian dollars for each U.S. dollar) in the case of Mr. Thomlinson and $1,000,000 in the case of Mr. Currie. Mr. Currie is also entitled to statutory payments under the laws of the United Arab Emirates, currently accrued at $248,197, which is not subject to his severance cap.

(17)	Entitled to immediate vesting of stock options.

(18)	Entitled to statutory payments under the laws of the United Arab Emirates, currently accrued at $248,197.

(19)	Entitled to continued vesting of 120,000 shares of our unregistered common stock awarded to Mr. Currie on February 23, 2006 as a material inducement to his employment in accordance with the current vesting schedule (1/8 per year).
     Employment agreements
General
Pursuant to their respective employment agreements, our named executive officers are entitled to payments upon a change of control and, in some cases, upon termination of their employment with us for other reasons, depending on the circumstances in which they leave their employment with us. Generally, the employment agreements with our named executive officers provide that upon a change of control, they are entitled to a lump sum payment equal to a multiple of their base salary (or their base compensation) if we terminate their employment in breach of their agreement other than for disability or cause. In addition, some of the agreements with our named executive officers provide for accelerated vesting of their stock options and/or restricted stock awards upon the termination of their employment under certain circumstances. A more detailed discussion of each of our employment agreements with our named executive officers, including, where applicable, details with respect to their severance formulas and severance caps and the definitions used in such agreements for terms such as “change of control,” “good reason” and “cause,” are set forth above in the section entitled “–Employment agreements with named executive officers.”
Severance payments
Each of Messrs. Laikin, Howell and Fivel is entitled to a lump sum severance payment equal to the greater of (a) a designated amount and (b) a multiple (five, in the case of Messrs. Laikin and Howell, and three, in the case of Mr. Fivel) of the aggregate salary, bonus and perquisites received by him during the prior 12 months, subject in each case to a designated severance cap, in the event that, prior to and not as a result of a change of control, his employment is terminated either by him with good reason or by us other than for disability or cause or in the event that he terminates his employment within 12 months after a change of control. In addition, each of them is entitled to a higher lump sum severance payment, an amount equal to ten, in the case of Messrs. Laikin and Howell, and six, in the case of Mr. Fivel, times the aggregate salary, bonus, value of any perquisites and value of any stock options received by him during the prior 12 months, subject to his severance cap, if his employment is terminated either by him with good reason or by us other than for disability or cause, in each case, after or as a result of a change of control.
The employment agreements of each of Messrs. Laikin, Howell and Fivel provide that in the event that the aggregate severance payments or benefits provided to him under his employment agreement and under all plans, programs and arrangements of the employer, referred to as the severance total, is determined to constitute a “parachute payment” under the Internal Revenue Code of 1986, as amended, then the severance total will be increased by an amount, referred to as the increase, sufficient so that after he pays (a) any income taxes on the increase and (b) any excise tax on the sum of the severance total and the increase, he will have received an amount, net of such taxes, equal to the severance total. Pursuant to their employment agreements, none of Messrs. Laikin, Howell and Fivel will be required to repay to us any amount that is finally determined by the Internal Revenue Service to have been in excess of the amount permitted to be received without incurring such excise tax.
Mr. Boor is entitled to a lump sum severance payment equal to 2.99 times the salary he received during the 12 months prior to the termination of his employment in the event that we, at any time, terminate his employment (other than for cause or disability) in breach of his employment agreement or he terminates his employment agreement either with good reason or within 12 months after a change of control. Mr. Boor’s employment agreement provides that in the event any excise tax is due with respect to severance payments made under his employment agreement then the severance payments will be increased so that the excise tax on such severance pay shall be paid, as well as any income tax payable on such excise tax.
Each of Messrs. Currie and Thomlinson is entitled to a lump sum severance payment equal to three times the salary he received during the 12 months prior to the termination of his employment, subject to a designated severance cap, if we terminate his employment (other than for death, disability or cause) in breach of his employment agreement following a change of control. Each of Messrs. Thomlinson and Currie is entitled to a termination payment equal to the aggregate emoluments (defined as base salary, bonus and the value of all perquisites, but excluding the value of any equity) he received for the 12-month period ending on the date of termination, if his employment is terminated, prior to and not as a result of a change of control, for any reason other than death, disability or cause. Additionally, in all cases, Mr. Currie is entitled to statutory severance payments under the law of the United Arab Emirates, and such amounts do not reduce the severance amounts under his employment agreement.

Post-termination obligations to us
While employed by us and for a period of two years after his employment with us terminates, each of Messrs. Laikin, Howell, Fivel and Boor has agreed not to engage in or have an interest in or offer any services to any business competitive with our principal business activities. Each of these executives has also agreed that for two years after his employment with us has terminated, he will not:
•	use, disseminate, or disclose any of our confidential information, or

•	interfere with or disrupt our business activities, including soliciting our customers or personnel.
Each has also agreed that at no time during the term of his respective employment agreement or thereafter will he disparage our commercial, business or financial reputation or misappropriate any of our trade secrets.
Each of Messrs. Currie and Thomlinson has agreed that during the term of his employment and for a period of one year following the termination of his employment, he will not compete with us in any territory in which he performed services for us pursuant to his employment agreement, and he will not have any interest in, or render services to, any of our competitors. Each has also agreed that during such one year period, he will not interfere with or disrupt our business activities, including soliciting our customers or personnel.
     SERP agreements
The SERP agreements we have entered into with each of Messrs. Laikin, Howell and Fivel do not provide an enhanced or reduced benefit based on the circumstances regarding termination, except that (i) if such person is fired for cause, he may not receive any payments under the SERP agreement until he has reached age 62, and (ii) there is no survivor benefit in the event that termination results from the executive’s death.
Director compensation
     General
Our corporate governance and nominating committee is responsible for approving, and recommending to our board of directors, our directors’ compensation. Each year, the corporate governance and nominating committee initiates discussions with respect to directors’ compensation for the following year at its August committee meeting. At this meeting, the committee typically reviews director compensation surveys from off-the-shelf sources such as the NACD or Corporate Board Member magazine and commences discussions regarding any philosophical shifts or external trends in the marketplace. Thereafter, more data is compiled and reviewed by the members of the committee (e.g., in 2006, the committee hired each of Mercer Human Resources Consulting and Hewitt and Associates, separately, to provide benchmarking data for its director compensation analysis). Then, at its November meeting, the corporate governance and nominating committee discusses all the data collected and prepares its recommendation to the board. The committee’s general philosophy is one of not wanting to change director compensation each year, i.e., it has an explicit view that changing director compensation annually would be too frequently.
     Director Stock Compensation Plan
During 2004, our shareholders approved an Amended and Restated Independent Director Stock Compensation Plan, referred to as our “Director Stock Compensation Plan,” pursuant to which 2,430,000 shares of our common stock were reserved for issuance to non-employee directors. As of December 31, 2006, approximately 2,211,790 of these shares remained available for future grant. The Director Stock Compensation Plan provides for the following types of awards:
•	initial awards, consisting of restricted shares of our common stock granted to an independent director when he or she joins our board;

•	annual awards, consisting of up to an aggregate of 5,400 restricted shares of our common stock granted to each of our independent directors on an annual basis; and

•	elective awards, consisting of an award of restricted shares of our common stock granted to each of our independent directors equal to a percentage elected by such director of his or her board compensation, which are paid in June and December of each year.
Prior to 2005, our Director Stock Compensation Plan provided that 30% of the annual cash compensation (excluding payments for committee service or travel expenses) paid by us to our independent directors for board service be paid in the form of elective awards of restricted shares of common stock under our Director Stock Compensation Plan, subject to the exceptions set forth below. This condition, referred to as the “required share condition” was amended in 2005 by our board of directors, upon the recommendation of the corporate governance and nominating committee, to increase the percentage of annual cash compensation an independent director must receive in restricted stock from 30% to 50%. The amendment was implemented in furtherance of our corporate governance principles, to seek to compensate our directors in a manner that would more closely align their interests with those of our shareholders. Under the Director Stock Compensation Plan, annual cash compensation is subject to this required share condition and required to be received in the form of restricted shares unless the director to receive the cash compensation has holdings of our common stock that meet the “threshold amount” as defined in the Director Stock Compensation Plan, in which case the director can elect to receive the annual cash compensation in cash or a combination of cash and restricted shares of our common stock.
     2006 director compensation
The following table sets forth information concerning the compensation of our directors during our fiscal year ended December 31, 2006:

	Fees earned or paid
	in cash	Stock awards
Name	($)	($)(5)(6)	Total
Jerre L. Stead	$116,102(1)	$66,214	$182,316
Eliza Hermann	$80,000	$71,399	$151,399
V. William Hunt	$59,090 (2)	$92,274	$151,364
Stephen H. Simon	$48,743(3)	$66,214	$114,957
Robert F. Wagner	$50,000	$66,214	$116,214
Richard W. Roedel	$84,090(2)	$87,685	$171,775
Kari-Pekka Wilska	$48,743(2)	$76,845	$125,588
Marisa E. Pratt	$59,640(4)	$71,398	$131,038

(1)	Includes grants of 550 shares on June 15, 2006 and 608 shares on December 15, 2006, received as elective awards under our Director Stock Compensation Plan in lieu of cash, with grant date fair values of 8,046 and 8056, respectively computed in accordance with SFAS 123R.

(2)	Includes grants of 827 shares on June 15, 2006 and 905 shares on December 15, 2006, received as elective awards under our Director Stock Compensation Plan in lieu of cash, with grant date fair values of 12,098 and 11,991, respectively computed in accordance with SFAS 123R.

(3)	Includes grants of 1,158 shares on June 15, 2006 and 1,268 shares on December 15, 2006, received as elective awards under our Director Stock Compensation Plan in lieu of cash, with grant date fair values of 16,942 and 16,801, respectively computed in accordance with SFAS 123R.

(4)	Includes grants of 331 shares on June 15, 2006 and 362 shares on December 15, 2006, received as elective awards under our Director Stock Compensation Plan in lieu of cash, with grant date fair values of 4,843 and 4,797, respectively computed in accordance with SFAS 123R.

(5)	Represents the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to shares of restricted stock, as determined based on a calculation pursuant to SFAS 123R.

(6)	As of December 31, 2006, the aggregate number of unvested restricted stock awards held by each director was as follows: Mr. Stead, 8,100; Ms. Hermann 8,100; Mr. Hunt, 10,800; Mr. Simon, 8,100; Mr. Wagner, 8,100; Mr. Roedel, 10,800; Mr. Wilska, 8,100; and Ms. Pratt, 8,100. For complete beneficial ownership information of Brightpoint stock for each of our directors, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
For the fiscal year ended December 31, 2006, other than our lead independent director, our non-employee directors, referred to as our independent directors, each received (1) a $50,000 retainer that was received either (a) in the form of restricted shares of our common stock as elective awards under our Director Stock Compensation Plan, (b) as a combination of cash and elective awards or (c) all in cash, at the director’s option, subject to the “required share condition” described above; and (2) 5,400 restricted shares of our common stock as annual awards under our Director Stock Compensation Plan.
For the fiscal year ended December 31, 2006, our lead independent director, Jerre L. Stead, received (1) a $100,000 cash retainer; (2) 5,400 restricted shares of our common stock as an annual award under our Director Stock Compensation Plan; and (3) 1,158 additional restricted shares of our common stock (equal to the difference obtained by subtracting the grant-date value of the 5,400 restricted shares of common stock referred to in (2) above from $100,000) as elective awards under our Director Stock Compensation Plan.

In 2006, an aggregate of 52,673 restricted shares of common stock were granted to independent directors under our Director Stock Compensation Plan.
In 2006, the chairman of our corporate governance and nominating committee, the chairman of our compensation and human resources committee and the chairman of our audit committee received $20,000, $30,000 and $35,000, respectively, for services rendered in those roles. Members of the audit committee, other than its chairman, received annual payments of $10,000 for services rendered in their capacity as audit committee members.
In June 2005, we granted the following compensation to Richard W. Roedel in connection with his service as the chairperson of the board’s finance committee: (i) a cash payment of $7,500 per calendar month, effective as of April 1, 2005 and through February 2006, and (ii) 5,400 restricted shares of our common stock under our 2004 Long-Term Incentive Plan. The finance committee was disbanded on March 2, 2006 after we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     2007 director compensation
The framework for and amounts of compensation paid to our board of directors for 2007 will remain the same as the board compensation for 2006, except that, in accordance with the recommendation of the corporate governance and nominating committee, the number of restricted shares awarded as annual awards to our directors under the Director Stock Compensation Plan has been reduced from 5,400 shares to 3,717 shares for 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of Brightpoint’s common stock as of April 24, 2007, both on an actual basis and as adjusted to give pro forma effect to the closing of the acquisition, based on information obtained from the persons named below, by:
•	each person known by us to own beneficially more than five percent of our common stock;

•	each of the executive officers included in our 2006 summary compensation table under Item 11 of this Report;

•	each of our directors; and

•	all of our executive officers and directors as a group.
The beneficial ownership of each listed person is determined under the rules of the Securities and Exchange Commission and includes shares of Brightpoint common stock for which such person has voting or investment power or shares which such person has the right to acquire under existing stock options, warrants or convertible securities within 60 days of April 24, 2007. The same securities may be beneficially owned by more than one person.
Except as indicated by footnote, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. In calculating the percentage for each listed person, the number of shares of stock owned by each listed person includes the shares issuable under options, warrants and convertible securities within 60 days after April 24, 2007, but excludes shares underlying options, warrants and convertible securities held by any other person. Percentage of common stock beneficially owned is based on 50,855,534 shares of common stock outstanding as of April 24, 2007.

		Percentage of common stock
	Number of shares	beneficially owned
	of common stock
Name and address of beneficial owner (1)	beneficially owned
Goldman Sachs Group, Inc. (2)	4,948,154	9.7%
Trivium Capital Management LLC (3)	3,384,800	6.6%
Barclays Global investors, NA (4)	2,870,521	5.6%
Putnam, LLC (5)	2,870,890	5.6%
LSV Asset Management (6)	2,753,581	5.4%
S.A.C. Capital Advisors LLC (7)	2,577,389	5.1%
Robert J. Laikin (8)	724,160	1.4%
J. Mark Howell (9)	377,741	*
Anthony W. Boor (10)	30,491	*
Steven E. Fivel (11)	222,201	*
R. Bruce Thomlinson (12)	265,410	*
John Alexander Du Plessis Currie (13)	125,576	*
Eliza Hermann (14)	31,555	*
V. William Hunt (15)	44,589	*
Marisa E. Pratt (16)	29,331	*
Richard W. Roedel (17)	98,088	*
Stephen H. Simon (18)	34,656	*
Jerre L. Stead (19)	92,050	*
Robert F. Wagner (20)	31,992	*
Kari-Pekka Wilska (21)	16,555	*
All directors and executive officers as a group (15 persons) (22)	2,130,018	4.2%

*	Less than 1%.

(1)	The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of Brightpoint, Inc., 2601 Metropolis Parkway, Suite 210, Plainfield, Indiana 46168.

(2)	Based solely on a Schedule 13G/A filed with the SEC by Goldman Sachs Group, Inc. on January 24, 2007. The address of Goldman Sachs Group, Inc. is 85 Broad St., New York, NY 10004.

(3)	Based solely on a Schedule 13G filed with the SEC by Trivium Capital Management LLC on January 26, 2007. The address of Trivium Capital Management, LLC is 600 Lexington Avenue, 23rd Floor, New York, NY 10022.

(4)	Based solely on a Schedule 13G filed with the SEC by Barclays Global Investors, NA on January 23, 2007. The address of Barclays Global Investors, NA is 45 Freemont Street, San Francisco, CA 94105.

(5)	Based solely on a Schedule 13G/A filed with the SEC by Putnam, LLC on February 13, 2007. The address of Putnam, LLC is One Post Office Sq., Boston, MA 02109-2106.

(6)	Based solely on a Schedule 13G filed with the SEC by LSV Asset Management on February 11, 2005. The address of LSV Asset Management is 1 N. Wacker Drive, Suite 4000, Chicago, IL 60606.

(7)	Based solely on a Schedule 13G filed with the SEC on April 9, 2007 by (i) S.A.C. Capital Advisors, LLC (“SAC Capital Advisors”) with respect to shares of Brightpoint common stock (“Shares”) beneficially owned by S.A.C. Capital Associates, LLC (“SAC Capital Associates”), (ii) S.A.C. Capital Management, LLC, (“SAC Capital Management”) with respect to Shares beneficially owned by SAC Capital Associates; (iii) CR Intrinsic Investors, LLC (“CR Intrinsic Investors”) with respect to Shares beneficially owned by CR Intrinsic Investments, LLC (“CR Intrinsic Investments”); and (iv) Steven A. Cohen with respect to

Shares beneficially owned by SAC Capital Advisors, SAC Capital Management, SAC Capital Associates, CR Intrinsic Investors and CR Intrinsic Investments. The address of SAC Capital Advisors is 72 Cummings Point Road, Stamford, Connecticut 06902.

(8)	Includes 150,022 shares underlying options held by Mr. Laikin that are exercisable within 60 days of April 24, 2007 and 552,000 shares of restricted stock awarded under our 2004 Long-Term Stock Incentive Plan. Includes 3 shares owned by Mr. Laikin under our Employee Stock Purchase Plan. Does not include 138,058 restricted stock units or options to purchase 30,010 shares.

(9)	Includes 75,070 shares underlying options held by Mr. Howell that are exercisable within 60 days of April 24, 2007 and 270,000 shares of restricted stock awarded under our 2004 Long-Term Stock Incentive Plan. Does not include 87,913 restricted stock units or options to purchase 15,034 shares.

(10)	Includes 26,100 shares underlying options held by Mr. Boor that are exercisable within 60 days of April 24, 2007. Does not include 70,113 restricted stock units or options to purchase 9,000 shares.

(11)	Includes 70,156 shares underlying options held by Mr. Fivel that are exercisable within 60 days of April 24, 2007, 135,000 shares of restricted stock awarded under the Employee Stock Purchase Plan and 584 shares allocated from the 401(k). Does not include 52,771 restricted stock units or options to purchase 12,578 shares.

(12)	Includes 60,036 shares underlying options held by Mr. Thomlinson that are exercisable within 60 days of April 24, 2007. Does not include 207,589 restricted stock units or options to purchase 15,034 shares.

(13)	Includes 105,000 shares of restricted stock awarded to Mr. Currie under the 2004 Long-Term Incentive Plan. Does not include 51,559 restricted stock units.

(14)	Includes 6,417 shares of restricted stock owned by Ms. Hermann under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan.

(15)	Includes 9,117 shares of restricted stock owned by Mr. Hunt under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan.

(16)	Includes 6,417 shares of restricted stock owned by Ms. Pratt under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan

(17)	Includes 9,117 shares of restricted stock owned by Mr. Roedel under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan.

(18)	Includes 6,417 shares of restricted stock owned by Mr. Simon under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan.

(19)	Includes 54,974 shares owned of record by JMJS Group LLP, which are beneficially owned by Mr. Stead and 6,417 shares of restricted stock owned by Mr. Stead under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan.

(20)	Includes 8,566 shares held by Robert F. Wagner and Patricia D. Wagner, and 6,417 shares of restricted stock owned by Mr. Wagner under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan. Does not include 210 shares held in a joint account by Mr. Wagner and his emancipated son, of which shares Mr. Wagner disclaims beneficial ownership.

(21)	Includes 9,117 shares of restricted stock owned by Mr. Wilska under our Amended and Restated Director Stock Compensation Plan, which are subject to forfeiture as set forth in the Plan.

(22)	Includes an aggregate of 385,884 shares underlying options that are exercisable within 60 days after April 24, 2007. Includes 5,626 shares beneficially owned by Vincent Donargo, our Principal Accounting Officer. Does not include options to purchase an aggregate of 90,656 shares. Does not include 612,958 Restricted Stock Units.

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	issuance under equity
	and rights	and rights	compensation plans,
			excluding securities
			reflected in column (a)
Plan Category	(a)	(b)	(c)

Amended and Restated Independent Director Stock Compensation Plan (approved by shareholders) (1)	—	—	2,211,789

Equity compensation plans approved by shareholders: (2004 Long-Term Incentive Plan, and 1994 Stock Option Plan) (2)	612,696	$6.83	1,973,544

Equity compensation plans not approved by shareholders:(1996 Stock Option Plan) (3)	546,415	$6.55	—

Total	1,159,111	$6.70	4,185,333

(1)	2,211,789 shares of restricted stock remain eligible for grant, as initial, annual or elective awards pursuant to the terms of the Company’s Amended and Restated Independent Director Stock Compensation Plan.

(2)	The 1994 Plan has 226,126 options outstanding at an average of $6.07 a share. There are no remaining shares available for issue under the 1994 Plan. The 2004 Long-Term Incentive Plan has 612,130 Restricted Stock Units issued, which were granted as other stock based awards under the Plan. In addition, the 2004 Long-Term Incentive Plan has 386,570 options outstanding at an average of $7.27 per share. There are 1,973,544 shares available for issuance under the 2004 Plan. Under the 2004 Plan the Company may issue stock options, performance units, restricted shares, deferred stock, and other stock-based awards.

(3)	Represents the aggregate number of shares of common stock issuable upon exercise of arrangements with option holders granted under our 1996 Stock Option Plan. There are no remaining shares available for issuance under our 1996 Stock Option Plan. These options are 5 to 10 years in duration, expire at various dates between April 30, 2007 and February 7, 2010, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under shareholder approved plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We utilize the services of a third party for the purchase of corporate gifts, promotional items and standard personalized stationery. Mrs. Judy Laikin, the mother of Robert J. Laikin, our chief executive officer, was the owner of this third party until June 1, 2000 and is currently an independent consultant to this third party. We purchased approximately $95,000 and $108,298 of services and products from this third party during 2006 and 2005, respectively. These purchases were subject to review and authorization by the audit committee; and we believe that these purchases were made on terms no less favorable to us than we could have obtained from an unrelated party.
During the fiscal years ended December 31, 2006 and 2005, we paid to an insurance brokerage firm, for which the father of Robert J. Laikin acts as an independent insurance broker, $205,000 each year in service fees. In addition, we pay certain insurance premiums to the insurance brokerage firm, which premiums were forwarded to our insurance carriers. These purchases were subject to review and authorization by the audit committee; and we believe these services were purchased on terms no less favorable to us than we could have obtained from an unrelated party.
Through February 2006, we utilized the services of a third-party staffing agency for our North American temporary labor needs that was owned in part by the brother-in-law of Anthony W. Boor, our chief financial officer. During February 2006, this staffing agency was sold by its former owners to an unrelated third-party. We paid approximately $1.7 million, $6.6 million and $2.4 million to this staffing agency during 2006, 2005 and 2004, respectively. These purchases were subject to review and authorization by the audit committee; and we believe such payments were made on terms no less favorable to us than we could have obtained from an unrelated party.
Our articles of incorporation and by-laws provide that we indemnify our officers and directors to the extent permitted by law. In connection therewith, we entered into indemnification agreements with our executive officers and directors. In accordance with the terms of these agreements we have reimbursed certain of our former executive officers and intend to reimburse our officers and directors for their legal fees and expenses incurred in connection with certain pending litigation and regulatory matters. We did not make any such reimbursement payments during 2006.
Review, approval or ratification of transactions with related persons
Pursuant to our Code of Business Conduct, all officers and directors of the Company who have family members or friends that are seeking to supply goods or services to Brightpoint, are required to notify our General Counsel, who will review the proposed transaction and notify the Audit Committee of our Board of Directors for review and action as it sees fit, including, if necessary, approval by our Board of Directors.
Corporate governance
     Corporate governance principles
The board of directors of Brightpoint has adopted a set of corporate governance principles which are consistent with the board’s responsibility for management oversight. These governance principles are designed to strengthen our company and protect the interests of Brightpoint shareholders while helping to insure the continued vitality of the board. Copies of these governance principles may be accessed at our website, www.brightpoint.com.
Highlights of the corporate governance principles adopted by the board include:
•	requiring that the board consist of a majority of independent directors and adopting a definition of “independent director” that is designed to help ensure that persons who serve as independent directors are truly independent;

•	appointing a lead independent director to act as a liaison between the board and management;

•	limiting the compensation that can be paid by Brightpoint to the members of the board to that compensation relating to their board or board committee service;

•	requiring the chairperson of the audit committee to be a “financial expert”;

•	prohibiting independent directors or their family members from conducting business with Brightpoint;

•	establishing director compensation practices intended to align more closely the interest of the independent directors with Brightpoint’s shareholders; and

•	encouraging the independent directors to meet in executive session.
     Director independence
The board has determined that all of our current directors, with the exception of Mr. Laikin (our chairman and chief executive officer) have met the independence requirements set forth in our corporate governance principles and the NASDAQ Marketplace Rules. In making determinations regarding a director’s independence, the board considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships, and such other criteria as the board may determine from time to time.
Item 14. Principal Accounting Fees and Services.
Audit fees
The aggregate fees for professional services rendered by Ernst & Young for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, the review of the financial statements included in our quarterly reports on Form 10-Q for 2006 and 2005, audit of internal control over financial reporting and statutory audits of foreign subsidiaries totaled $1,843,726 and $1,733,288, respectively.

Audit-related fees
The aggregate fees for assurance and related services by Ernst & Young that are related to the performance of the audit or review of our financial statements, for the years ended December 31, 2006 and 2005, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $16,000 and $15,000, respectively. The services performed by Ernst & Young in connection with these fees consisted of employee benefit plan audits and internal controls consultation.
Tax fees
The aggregate fees for professional services rendered by Ernst & Young for tax compliance, for the years ended December 31, 2006 and 2005, were $368,307 and $262,307, respectively. The aggregate fees billed by Ernst & Young for professional services rendered for tax advice and tax planning, for the years ended December 31, 2006 and 2005, were $136,773 and $70,604, respectively. The services performed by Ernst & Young in connection with these advisory and planning fees consisted of the following: tax audits and consultation regarding various tax issues.
All other fees
There were no fees for products and services by Ernst & Young, other than the services described in the paragraphs captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended December 31, 2006 and 2005.
The audit committee has established its pre-approval policies and procedures, pursuant to which the audit committee approved the foregoing audit and permissible non-audit services provided by Ernst &Young in 2006. The audit committee’s pre-approval policy is as follows: consistent with the audit committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the audit committee. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the audit committee will be submitted to the chief financial officer and must include a detailed description of the services to be rendered. The chief financial officer will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the audit committee will be submitted to the audit committee by both the independent auditor and the chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee has designated our vice president of internal audit to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance with this policy. The vice president of internal audit will report to the audit committee on a periodic basis on the results of his monitoring. The vice president of internal audit and management will immediately report to the chairman of the audit committee any breach of this policy that comes to the attention of the vice president of internal audit or any member of management. The audit committee will also review the internal auditor’s annual internal audit plan to determine that the plan provides for the monitoring of the independent auditor’s services. Pursuant to these procedures the audit committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young in 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits

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

Brightpoint, Inc.
	By:	/s/ Robert J. Laikin
Robert J. Laikin
Date: April 27, 2007		Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002