Form 10-Q
period 2007-03-31
BRIGHTPOINT INC
filed 2007-05-08
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
0-23494
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 1, 2007: 50,855,534

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue
Distribution revenue	$567,040	$483,472
Logistic services revenue	74,589	81,083

Total revenue	641,629	564,555

Cost of revenue Cost of distribution revenue	550,414	463,900
Cost of logistic services revenue	58,500	64,343

Total cost of revenue	608,914	528,243

Gross profit	32,715	36,312

Selling, general and administrative expenses	28,333	23,752
Facility consolidation charge (benefit)	—	(9)

Operating income from continuing operations	4,382	12,569

Interest, net	1,150	77
Other (income) expenses	44	(10)

Income from continuing operations before income taxes	3,188	12,502

Income tax expense	1,346	3,501

Income from continuing operations	1,842	9,001

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	4	(139)
Gain (loss) on disposal of discontinued operations	4	6

Total discontinued operations, net of income taxes	8	(133)

Net income	$1,850	$8,868

Earnings per share — basic:
Income from continuing operations	$0.04	$0.18
Discontinued operations, net of income taxes	—	—

Net income	$0.04	$0.18

Earnings per share — diluted:
Income from continuing operations	$0.04	$0.18
Discontinued operations, net of income taxes	—	—

Net income	$0.04	$0.18

Weighted average common shares outstanding:
Basic	49,488	48,808

Diluted	50,424	50,710

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,720	$54,130
Pledged cash	1,562	201
Accounts receivable (less allowance for doubtful accounts of $4,911 in 2007 and $4,926 in 2006)	259,967	228,186
Inventories	354,309	391,657
Contract financing receivable	12,498	20,161
Contract financing inventory	12,042	7,293
Other current assets	27,404	25,870

Total current assets	714,502	727,498

Property and equipment, net	41,034	37,904
Goodwill and other intangibles, net	68,297	8,219
Other assets	8,832	4,732

Total assets	$832,665	$778,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$421,415	$454,552
Accrued expenses	75,067	68,320
Contract financing payable	27,749	30,991
Lines of credit, short-term	8,860	13,875

Total current liabilities	533,091	567,738

Long-term liabilities:
Lines of credit	85,545	3,750
Other long-term liabilities	13,966	12,037

Total long-term liabilities	99,511	15,787

Total liabilities	632,602	583,525

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 57,765 issued in 2007 and 57,536 issued in 2006	578	575
Additional paid-in-capital	268,665	266,756
Treasury stock, at cost, 6,924 shares in 2007 and 6,891 shares in 2006	(58,648)	(58,295)
Retained deficit	(16,077)	(17,918)
Accumulated other comprehensive income	5,545	3,710

Total shareholders’ equity	200,063	194,828

Total liabilities and shareholders’ equity	$832,665	$778,353

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities
Net income	$1,850	$8,868
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,059	3,011
Discontinued operations	(8)	133
Pledged cash requirements	(1,342)	(10)
Non-cash compensation	1,552	1,431
Facility consolidation charge (benefit)	—	(9)
Change in deferred taxes	1,348	467
Other non-cash	1,091	324

	7,550	14,215
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	35,764	11,662
Inventories	71,593	4,347
Other operating assets	(3,224)	(4,980)
Accounts payable and accrued expenses	(121,512)	(48,639)

Net cash used in operating activities	(9,829)	(23,395)

Investing activities
Capital expenditures	(4,847)	(4,744)
Acquisitions, net of cash acquired	(67,018)	(560)
Net cash used in contract financing arrangements	(300)	(1,345)
Increase in other assets	(1,172)	(67)

Net cash used in investing activities	(73,337)	(6,716)

Financing Activities
Net proceeds from credit facilities	76,434	—
Deferred financing costs paid	(1,627)	—
Purchase of treasury stock	(353)	(17,882)
Excess tax benefit from equity based compensation	104	4,524
Proceeds from common stock issuances under employee stock option plans	255	3,424

Net cash provided by (used in) financing activities	74,813	(9,934)

Effect of exchange rate changes on cash and cash equivalents	943	(42)

Net decrease in cash and cash equivalents	(7,410)	(40,087)
Cash and cash equivalents at beginning of period	54,130	106,053

Cash and cash equivalents at end of period	$46,720	$65,966

Brightpoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
General
The accompanying unaudited Consolidated Financial Statements have been prepared in U.S. generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect the wireless device industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period, and diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Per share amounts for all periods presented in this report have been adjusted to reflect the 6 for 5 common stock split effected in the form of a stock dividend paid on May 31, 2006. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Income from continuing operations	$1,842	$9,001
Discontinued operations, net of income taxes	8	(133)

Net Income	$1,850	$8,868

Earnings per share — basic:
Income from continuing operations	$0.04	$0.18
Discontinued operations, net of income taxes	—	—

Net income	$0.04	$0.18

Earnings per share — diluted:
Income from continuing operations	$0.04	$0.18
Discontinued operations, net of income taxes	—	—

Net income	$0.04	$0.18

Weighted average shares outstanding for basic earnings per share	49,488	48,808
Net effect of dilutive stock options, restricted stock units and restricted stock based on the treasury stock method using average market price	936	1,902

Weighted average shares outstanding for diulted earnings per share	50,424	50,710

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this Statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company currently does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. The provisions of SFAS 159 are effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.
Other Comprehensive Income
Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$1,850	$8,868
Foreign currency translation	1,835	(446)

Comprehensive income	$3,685	$8,422

2. Multi-Deliverable Service Agreement
In August 2006, the Company entered into a Master Service Agreement (the Agreement) with T-Mobile USA, Inc. (T-Mobile) in the United States to provide a full range of integrated forward logistic services enabling T-Mobile to deliver its wireless devices to its direct and indirect distribution channels, as well as directly to T-Mobile’s subscribers from a dedicated facility leased by the Company in Louisville, Kentucky. The Agreement has multiple service deliverables that do not qualify for a separate unit of accounting under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenue and certain direct costs associated with the initial facility preparation phase of the Agreement have been deferred and will be realized on a straight-line basis over the term of the Agreement beginning in the second quarter of 2007, once the facility becomes operational. At March 31, 2007, approximately $3.3 million of revenue has been deferred, and approximately $2.4 million of direct facility preparation costs have been deferred. Deferred revenue is included as a component of “Accrued expenses” and “Other long-term liabilities” for the current and non-current portions, respectively; and deferred costs are included as a component of “Other current assets” and “Other assets” for the current and non-current portions, respectively in the Company’s Consolidated Balance Sheet.
3. Acquisitions
On March 30, 2007, the Company completed its acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $67.0 million (including direct acquisition costs) based upon a preliminary estimate of net asset adjustments. The purchase price is subject to further adjustments as net asset adjustments and other matters set forth in the Purchase Agreement are finalized. The allocation of the purchase price is based on a preliminary valuation and subject to finalization. Results of operations related to this acquisition will be included in the Company’s Consolidated Statement of Operations beginning in the second quarter of 2007. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing date (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

March 31,
2007
(Unaudited)
Current assets:
Accounts receivable	$66,145
Inventories	32,789
Other current assets	100

Total current assets	99,034

Property and equipment, net	1,128
Goodwill	48,568
Intangible assets	11,620
Other assets	191

Total assets acquired	160,541

Current liabilities:
Accounts payable	81,893
Accrued expenses	11,627

Total current liabilities and total liabilities assumed	93,520

Net assets acquired	$67,021

The following sets forth unaudited pro forma financial information assuming the acquisition took place at the beginning of each period presented based on the financial statements of the Company for the three months ended March 31, 2007 and 2006 and the financial statements of CellStar for the three months ended February 28, 2007 and 2006. The unaudited pro forma results include adjustments such as amortization of acquired intangible assets and interest expense on borrowings used to finance this acquisition (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Revenue	$768,620	$713,410
Income from continuing operations	923	9,504
Net income	931	9,371

Earnings per share — diluted	$0.02	$0.18
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
The closing is subject to various conditions, including, but not limited to, certain regulatory approvals, lender approvals and the approval by the Company’s shareholders. As of March 31, 2007, the Company has deferred $2.7 million of direct acquisition costs that will be included in the purchase price upon the close of the transaction. The Company currently expects the transaction to close early to mid-August 2007.
4. Income Tax
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretations No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 became effective for the Company on January 1, 2007. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 was not material. As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.2 million ($0.1 in interest and $2.1 million of tax positions), which if recognized, would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as tax expense.
The Company and its subsidiaries file income tax returns in the U.S. Federal, various state and various foreign jurisdictions. The Company remains subject to examination by U.S. Federal and major state jurisdictions for years 2003-2006 and by major foreign tax jurisdictions for years 2001-2006.
The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to March 31, 2008.
Income tax expense for the first quarter of 2007 was $1.3 million resulting in an effective tax rate of 42.2% compared to an effective tax rate of 28.0% for the first quarter of 2006. The increase in the effective income tax rate was the result of a shift in mix of income between jurisdictions, non-deductible stock based compensation expenses and realization of certain deferred tax assets in the first quarter of 2006 for which a valuation allowance had previously been recorded that did not recur in the first quarter of 2007. The Company’s effective tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States. However, the effective tax rate was higher than the United States statutory tax rates for the first quarter of 2007 as a result of $0.3 million of non-deductible stock based compensation expenses related to certain of our foreign operations.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Lines of Credit
At March 31, 2007, the Company had $94.4 million of borrowings outstanding on its lines of credit. The timing of payments to suppliers and collections from customers causes our cash balances and borrowings to fluctuate throughout the year. During the three months ended March 31, 2007, the largest outstanding borrowings on a given day were approximately $103.2 million, and average outstanding borrowings were approximately $53.0 million. The Company had $17.6 million of borrowings outstanding on lines of credit at December 31, 2006. During the three months ended March 31, 2006, the largest outstanding borrowings on a given day were approximately $35.7 million, and average outstanding borrowings were approximately $21.9 million.
At March 31, 2007, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes lines of credit that were available to the Company as of March 31, 2007 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

Global Facility	$240,000	$240,000	$85,545	$45,969	$108,486
Norway	2,466	2,466	814	—	1,652
Sweden	4,296	4,296	—	—	4,296
Slovakia	21,000	21,000	8,046	—	12,954

Total	$267,762	$267,762	$94,405	$45,969	$127,388

Borrowings outstanding on our global credit facility as of March 31, 2007 include approximately $62.3 million used to finance the acquisition of assets and assumption of liabilities from CellStar. In addition, borrowings include approximately $19.0 million used for vendor payments related to significant purchases of wireless devices near the end of September and December 2006 in connection with the expanded global relationship with a major original equipment manufacturer.
On February 16, 2007, the Company entered into a Credit Agreement (Global Facility), referred to as the Credit Agreement, by and among the Company (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The line of credit contained an uncommitted accordion facility pursuant to which the Company was able to increase the total commitment under the revolving credit facility up to $240.0 million. On March 30, 2007, the Company and certain of its subsidiaries entered into a Commitment Increase Agreement with the Guarantors, the Administrative Agent and the Lenders to increase the total commitment under the revolving credit facility to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of the Company’s property and a pledge of the voting stock issued by certain of its subsidiaries. The Credit Agreement replaced the Company’s $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the Credit Agreement dated December 24, 2002, as amended. The Company incurred a $0.3 million non-cash charge to write-off unamortized deferred financing costs related to the replacement of these credit facilities. This charge is included as a component of “Interest, net” in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2007.
Additional details on the above lines of credit are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Current Reports on Form 8-K filed on February 21, 2007 and April 5, 2007.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
6. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of March 31, 2007, the Company has issued $46.0 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of March 31, 2007, the maximum future payments under these letters of credit are $46.0 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on certain devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates. A summary of the changes in the product warranty accrual is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

January 1	$3,063	$2,117
Provision for product warranties	1,227	1,775
Settlements during the period	(1,893)	(868)

March 31	$2,397	$3,024

7. Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, United Arab Emirates, United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe. The Company’s operating segments have been aggregated into these three geographic reporting segments.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). As further discussed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, we changed our measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Segment information as of and for three months ended March 31, 2006 has been reclassified to conform to the 2007 presentation. A summary of the Company’s operations by segment is presented below (in thousands) for the three months ended March 31, 2007 and 2006:

				Corporate and
	Americas	Asia-Pacific	Europe	Reconciling Items	Total

Three Months Ended March 31, 2007:
Distribution revenue	$139,951	$318,277	$108,812	$—	$567,040
Logistic services revenue	42,226	7,259	25,104	—	74,589

Total revenue from external customers	$182,177	$325,536	$133,916	$—	$641,629

Operating income from continuing operations	$5,482	$3,539	$725	$(5,364)	$4,382
Depreciation and amortization	2,059	624	262	114	3,059
Capital expenditures	3,526	951	194	176	4,847

Three Months Ended March 31, 2006:
Distribution revenue	$148,657	$259,947	$74,868	$—	$483,472
Logistic services revenue	53,067	7,317	20,699	—	81,083

Total revenue from external customers	$201,724	$267,264	$95,567	$—	$564,555

Operating income from continuing operations	$11,843	$5,012	$1,348	$(5,634)	$12,569
Depreciation and amortization	2,164	599	195	53	3,011
Capital expenditures	3,890	828	72	(46)	4,744
Additional segment information is as follows (in thousands):

	March 31,	December 31,
	2007	2006

Total segment assets:
Americas	$359,957	$226,634
Asia-Pacific	309,452	379,129
Europe	154,628	162,598
Corporate	8,628	9,992

	$832,665	$778,353

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies and estimates, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K, for the year ended December 31, 2006, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2006.
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
On March 30, 2007, we completed our acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $67.0 (including direct acquisition costs) million based upon a preliminary estimate of net asset adjustments. The purchase price is subject to further adjustments as net asset adjustments and other matters set forth in the Purchase Agreement are finalized. Results of operations related to this acquisition will be included in our Consolidated Statement of Operations beginning in the second quarter of 2007.

RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Three Months Ended
	March 31,
		% of		% of
	2007	Total	2006	Total	Change

	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$182,177	28%	$201,724	36%	(10)%
Asia-Pacific	325,536	51%	267,264	47%	22%
Europe	133,916	21%	95,567	17%	40%

Total	$641,629	100%	$564,555	100%	14%

REVENUE BY SERVICE LINE:
Distribution	$567,040	88%	$483,472	86%	17%
Logistic services	74,589	12%	81,083	14%	(8)%

Total	$641,629	100%	$564,555	100%	14%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	11,108	77%	10,218	82%	9%
Asia-Pacific	2,928	20%	1,998	16%	47%
Europe	494	3%	311	2%	59%

Total	14,530	100%	12,527	100%	16%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	3,898	27%	2,923	23%	33%
Logistic services	10,632	73%	9,604	77%	11%

Total	14,530	100%	12,527	100%	16%

Total worldwide revenue was $641.6 million for the three months ended March 31, 2007, which represents growth of 14% compared to the same period in the prior year. Worldwide distribution revenue increased 17% to $567.0 million for the three months ended March 31, 2007 compared to $483.5 million for the same period in the prior year. Growth in wireless devices sold through distribution positively impacted distribution revenue by 31%, which was partially offset by lower average selling price that negatively impacted distribution revenue by approximately 18%. An increase in revenue from the sale of accessories contributed to approximately 1% of the increase in distribution revenue. Fluctuations in foreign currencies positively impacted worldwide distribution revenue by approximately 3% for the three months ended March 31, 2007. The decrease in average selling price was primarily due to a shift in mix to lower priced handsets in our Asia-Pacific division.
Worldwide logistic services revenue decreased 8% to $74.6 million for the three months ended March 31, 2007 compared to $81.1 million for the same period in the prior year. The decrease in logistic services revenue was primarily the result of a decrease in revenue from non-handset based services, which negatively impacted logistic services revenue by 10%. In addition, a lower average fulfillment fee per unit and a decrease in freight revenue each negatively impacted logistic services revenue by 2%. These decreases in worldwide logistic services revenue were partially offset by growth in wireless devices handled and fluctuations in foreign currencies, which each positively impacted logistic services revenue by approximately 3%. The decrease in non-handset based revenue was primarily due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method in our Americas division. The decreases in average fulfillment fee per unit and freight revenue were primarily due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business.

Revenue and wireless devices handled by division:

	Three Months Ended
	March 31,
Americas		% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change

REVENUE:
Distribution	$139,951	77%	$148,657	74%	(6)%
Logistic services	42,226	23%	53,067	26%	(20)%

Total	$182,177	100%	$201,724	100%	(10)%

WIRELESS DEVICES HANDLED :
Distribution	987	9%	952	9%	4%
Logistic services	10,121	91%	9,266	91%	9%

Total	11,108	100%	10,218	100%	9%

Revenue in our Americas division decreased 10% to $182.2 million for the three months ended March 31, 2007 compared to $201.7 million for the same period in the prior year. Distribution revenue decreased 6% in our Americas division to $140.0 million for the first quarter of 2007 compared to $148.7 million for the first quarter of 2006. Growth in wireless devices sold through distribution positively impacted distribution revenue by 4%. The impact on revenue due to the increase in wireless devices sold through distribution in our Americas division was more than offset by a lower average selling price and a decrease in revenue from the sale of accessories, which negatively impacted distribution revenue by approximately 9% and 1%, respectively. The decrease in average selling price was driven by strong demand for certain higher priced products sold during the first quarter of 2006 that did not recur during the first quarter of 2007.
Logistic services revenue decreased 20% to $42.2 million for the first quarter of 2007 compared to $53.1 million for the first quarter of 2006. The decrease in logistic services revenue in our Americas division was largely driven by a decrease in revenue from non-handset based services, which negatively impacted logistic services revenue in our Americas division by 16%. In addition, a decrease in freight revenue negatively impacted logistic services revenue in our Americas division by approximately 4%. Growth in wireless devices handled positively impacted logistic services revenue by 3%, which was offset by a lower average fulfillment fee per unit that negatively impacted logistic services revenue by 3%. The decrease in revenue from non-handset based services was due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. The increase in wireless devices handled through logistic services in our Americas division was a result of increased demand due to market growth experienced by current logistic services customers as well as expanded services offered to our current logistic services customers. The growth in wireless devices handled through logistic services in our Americas division was slowed by a 41% decline in volume in Colombia resulting from a decision by our primary network operator customer in Colombia to reduce promotional activities significantly due to market saturation in Colombia. As a result of this operator’s decision to focus on profitability and asset management, we do not expect volume to return to levels we experienced in previous quarters. In addition, our volume in Colombia may be further negatively impacted beginning in the second quarter of 2007 as a result of a decision by this operator during the first quarter of 2007 to appoint an additional logistic services provider. Average fulfillment fee per unit decreased due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. Freight revenue also decreased as a result of the modification of this agreement.

	Three Months Ended
	March 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change

REVENUE:
Distribution	$318,277	98%	$259,947	97%	22%
Logistic services	7,259	2%	7,317	3%	(1)%

Total	$325,536	100%	$267,264	100%	22%

WIRELESS DEVICES HANDLED :
Distribution	2,564	88%	1,741	87%	47%
Logistic services	364	12%	257	13%	42%

Total	2,928	100%	1,998	100%	47%

Revenue in our Asia-Pacific division increased 22% to $325.5 million for the three months ended March 31, 2007 compared to $267.3 million for the same period in the prior year. Distribution revenue increased 22% to $318.3 million for the first quarter of 2007 from $259.9 million for the first quarter of 2006. Growth in wireless devices sold through distribution positively impacted distribution revenue in our Asia-Pacific division by approximately 45%. The increase in wireless devices sold was partially offset by a lower average selling price, which negatively impacted distribution revenue in our Asia-Pacific division by approximately 24%. Fluctuations in foreign currencies positively impacted distribution revenue by approximately 1% in our Asia-Pacific division for the first quarter of 2007. The increases in distribution revenue and wireless devices sold in our Asia-Pacific division were driven by increased volume of devices sold to customers served by our Singapore business (previously served by our Brightpoint Asia Limited business) as a result of improved product availability at competitive prices as well as new products launched by our suppliers. In addition, we believe we sold more devices to these customers as a result of improved visibility into these channels by serving these customers through our business in Singapore rather than our Brightpoint Asia Limited business. The decrease in average selling price in our Asia-Pacific division was also driven by our Singapore business as a result of a significant increase in sales of lower priced handsets. Revenue and wireless devices in our Asia-Pacific division also increased as a result of an expanded global relationship with a major original equipment manufacturer. In September 2006, we made a significant purchase of wireless device inventory under the terms of an existing supply agreement in the Philippines. In December 2006, we made a significant purchase of wireless device inventory under the terms of a new distribution agreement with this same supplier. The wireless devices were procured in our Asia-Pacific region; however, we intend to sell the products through all of our international operations including those outside of the Asia-Pacific region. Sales of these wireless devices positively contributed to growth in distribution revenue in our Asia-Pacific division; however, a significant portion of this inventory remained unsold as of March 31, 2007. The increases in distribution revenue and wireless devices sold in our Singapore business and from this expanded global relationship were partially offset by a decrease in revenue and wireless devices sold through our distribution business in Australia. The decrease in revenue and wireless devices sold through our distribution business in Australia was primarily due to a continued shift from handset distribution to fee-based handset fulfillment with a significant customer in that market.
Logistic services revenue remained relatively unchanged at $7.3 million for the first quarter of 2007. Increases in logistic services revenue in Australia and India were offset by a decrease in logistic services revenue in New Zealand. The decrease in logistic services revenue in New Zealand was due to the reduction of revenue from the sale of prepaid airtime in New Zealand as a result of the decision by a major network operator to change from prepaid airtime cards to electronic airtime distribution. We are not participating in electronic airtime distribution in New Zealand. The increase in logistic services revenue in Australia resulted from an increase in handset fulfillment revenue due to a continued shift from handset distribution to fee-based logistic handset fulfillment with a significant customer in that market as discussed previously. The increase in logistic services revenue in India was driven by an increase in volume and improved profitability on our repair business in that market.

	Three Months Ended
	March 31,
Europe		% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change

REVENUE:
Distribution	$108,812	81%	$74,868	78%	45%
Logistic services	25,104	19%	20,699	22%	21%

Total	$133,916	100%	$95,567	100%	40%

WIRELESS DEVICES HANDLED :
Distribution	347	70%	230	74%	51%
Logistic services	147	30%	81	26%	81%

Total	494	100%	311	100%	59%

Revenue in our Europe division increased 40% to $133.9 million for the three months ended March 31, 2007 compared to $95.6 million for the same period in the prior year. Distribution revenue increased 45% to $108.8 million for the first quarter of 2007 compared to $74.9 million for the first quarter of 2006. Growth in wireless devices sold contributed to approximately 46% of the increase in distribution revenue, which was partially offset by a lower average selling price that negatively impacted distribution revenue by 19% in our Europe division. In addition, an increase in revenue from the sale of accessories and other non-handset devices positively impacted distribution revenue in our Europe division by approximately 5%. Fluctuations in foreign currencies positively impacted distribution revenue by approximately 13% in our Europe division for the first quarter of 2007. The increase in wireless devices sold was primarily due to adding products to our portfolio as a result of diversifying our supplier base. The growth in wireless devices sold resulting from diversifying our supplier base was also the primary driver for the decrease in average selling price due to the fact that the most successful models we added to our portfolio were lower priced devices. Revenue and wireless devices sold in our Europe division also increased as a result of our entry into Russia during the second quarter of 2006.
Logistic services revenue increased 21% to $25.1 million for the first quarter of 2007 compared to $20.7 million for the first quarter of 2006. The increase in logistic services revenue in our Europe division was primarily due to fluctuations in foreign currencies, which positively impacted logistic services revenue by approximately 13% for the first quarter of 2007.
Gross Profit and Gross Margin

	Three Months Ended
	March 31,
		% of		% of
	2007	Total	2006	Total	Change

	(Amounts in 000s)
Distribution	$16,626	51%	$19,572	54%	(15)%
Logistic services	16,089	49%	16,740	46%	(4)%

Gross profit	$32,715	100%	$36,312	100%	(10)%

Distribution	2.9%		4.0%		(1.1) points
Logistic services	21.6%		20.6%		1.0 points
Gross margin	5.1%		6.4%		(1.3) points
Overall, our gross profit decreased 10% to $32.7 million for the three months ended March 31, 2007 compared to $36.3 million for the same period in the prior year due to the 1.3 percentage point decrease in gross margin. The 1.3 percentage point decrease in gross margin was largely driven by a 1.1 percentage point decrease in gross margin from our distribution business.

Gross profit in our distribution business decreased 15% to $16.6 million for the first quarter of 2007 from $19.6 million for the same period in the prior year. The decrease in gross profit in our distribution business was due to the 1.1 percentage point decrease in gross margin, which more than offset the 17% growth in distribution revenue. The decrease in distribution gross profit was due to decreases in each of our divisions. The decrease in distribution gross margin in our Americas division was primarily due to the sale of certain high margin handsets in the first quarter of 2006 that did not recur in the first quarter of 2007. Distribution gross margin was also negatively impacted by lower distribution gross margin in Europe. Although distribution revenue increased 45% in our Europe division, gross profit from distribution only increased 2%. This decrease in profitability was primarily due lower gross margins on converged devices. The decrease in distribution gross margin in our Asia-Pacific division was primarily due to higher than normal margins experienced by our Brightpoint Asia Limited business during the first quarter of 2006 as a result of favorable product mix that did not recur in the first quarter of 2007. Gross margin in our Asia-Pacific division was also negatively impacted by sales of wireless devices procured in connection with our expanded global relationship with a major original equipment manufacturer as a result of selling these products at relatively low margins in an effort to improve sell through of these devices; however, a significant portion of this inventory remained unsold as of March 31, 2007. We continue to work with our supplier to promote these products and improve the sell through of these devices; however, there can be no assurances that we will receive support from our supplier, and gross margins may be negatively impacted in future periods.
Gross profit in our logistic services business decreased 4% to $16.1 million for the first quarter of 2007 compared to $16.7 million for the same period in the prior year. The decrease in gross profit in our logistic services business was due to the 8% decrease in revenue from logistic services, which more than offset the 1.0 percentage point increase in gross margin from logistic services. All of our divisions contributed to the increase in gross margin from logistic services. The increase in gross margin and gross profit from logistic services in our Asia-Pacific division was due to improved profitability on our repair business in India. Gross margin and gross profit from logistic services increased in our Europe division primarily due to growth in handset fulfillment revenue as well as increased leverage of our fixed costs in Slovakia. The increase in gross margin from logistic services in our Americas division was primarily due to the shift to fee based prepaid airtime fulfillment revenue as discussed above. Although our Americas division experienced an increase in gross margin from logistic services, gross profit from logistic services decreased in our Americas division primarily due to a lower average fulfillment fee per unit resulting from a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. Gross profit in our Americas division also declined due to the reduced volume in Colombia as discussed previously.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended
	March 31,
	2007	2006	Change

	(Amounts in 000s)
SG&A expenses	$28,333	$23,752	19%
Percent of revenue	4.4%	4.2%	0.2 points
SG&A expenses increased $4.6 million or 19% for the three months ended March 31, 2007 compared to the same period in the prior year. As a percent of revenue, SG&A expenses increased 0.2 percentage points. The increase in SG&A expenses was due to $1.3 million of incremental costs in our Asia-Pacific division associated with our acquisition of Persequor in the first quarter of 2006, a $1.5 million increase in professional fees including $1.0 million of consulting fees associated with integration planning of the CellStar acquisition and a $0.9 million increase due to fluctuations in foreign currencies. SG&A expenses included $1.6 million of non-cash stock based compensation expense in the first quarter of 2007 compared to $1.4 million in the first quarter of 2006.

Operating Income from Continuing Operations

	Three Months Ended
	March 31,
		% of		% of
	2007	Total	2006	Total	Change

	(Amounts in 000s)
Americas	$5,482	125%	$11,843	94%	(54)%
Asia-Pacific	3,539	81%	5,012	40%	(29)%
Europe	725	16%	1,348	11%	(46)%
Corporate	(5,364)	(122%)	(5,634)	(45%)	(5)%

Total	$4,382	100%	$12,569	100%	(65)%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended
	March 31,
	2007	2006	Change

Americas	3.0%	5.9%	(2.9) points
Asia-Pacific	1.1%	1.9%	(0.8) points
Europe	0.5%	1.4%	(0.9) points
Total	0.7%	2.2%	(1.5) points
As further discussed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, we changed our measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Operating income from continuing operations for the three months ended March 31, 2006 has been reclassified to conform to the 2007 presentation.
Operating income from continuing operations decreased 65% to $4.4 million for the first quarter of 2007 compared to $12.6 million for the first quarter of 2006. The decrease in operating income was due to a $3.6 million decrease in gross profit combined with a $4.6 million increase in SG&A expenses.
In our Americas division, operating income from continuing operations decreased 54% to $5.5 million for the first quarter of 2007 compared to $11.8 million for the first quarter of 2006. As a percent of revenue, operating income decreased 2.9 percentage points. The decrease in operating income was due to a 23% decrease in gross profit combined with a 20% increase in SG&A expenses. The increase in SG&A expenses in our Americas division was primarily due to a $1.0 million increase in consulting fees associated with integration planning of the CellStar acquisition. As discussed above, the decrease in distribution gross margin in our Americas division was primarily due to the sale of certain high margin handsets in the first quarter of 2006 that did not recur in the first quarter of 2007. Gross profit from logistic services decreased in our Americas division primarily due to a lower average fulfillment fee per unit due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business and reduced volumes in Colombia.
Operating income from continuing operations in our Asia-Pacific division decreased 29% to $3.5 million for the first quarter of 2007 from $5.0 million for the first quarter of 2006. As a percent of revenue, operating income decreased 0.8 percentage points. The decrease in operating income was due to a 28% increase in SG&A expenses compared to an increase in gross profit of only 1%. The increase in SG&A expenses in our Asia-Pacific division was due to $1.3 million of incremental costs associated with our acquisition of Persequor as well as incremental personnel costs in support of overall growth in volume in that division. Incremental costs associated with our acquisition of Persequor include personnel costs for information technology employees who have been working on global strategic information technology initiatives.
Operating income from continuing operations in our Europe division decreased 46% to $0.7 million for the first quarter of 2007 from $1.3 million for the first quarter of 2006. As a percent of revenue, operating income decreased

0.9 percentage points. The decrease in operating income was due to a 38% increase in SG&A expenses compared to an increase in gross profit of only 18%. The increase in SG&A expenses was primarily due to an increase in personnel costs in support of growth in current and anticipated unit volume. The decrease in profitability was driven by lower gross margins on converged devices as well as growth in volume lower margin devices.
Operating loss from continuing operations in our corporate headquarters decreased $0.3 million to $5.4 million for the first quarter of 2007 compared to the same period in the prior year.
Interest
The components of interest, net are as follows:

	Three Months Ended
	March 31,
	2007	2006	Change

	(Amounts in 000s)
Interest expense	$1,478	$603	145%
Interest income	(328)	(526)	(38)%

Interest, net	$1,150	$77	—

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. For the three months ended March 31, 2007 interest expense included a $0.3 million non-cash charge to write-off unamortized deferred financing costs related to the replacement of our asset backed credit facilities in North America and Australia. Interest expense was partially offset by interest income from short-term investments. At March 31, 2007, we had $94.4 million of borrowings outstanding on our lines of credit. The timing of payments to suppliers and collections from customers causes our cash balances and borrowings to fluctuate throughout the year. During the three months ended March 31, 2007, the largest outstanding borrowings on a given day were approximately $103.2 million, and average outstanding borrowings were approximately $53.0 million. We had $17.6 million of borrowings outstanding on our lines of credit at December 31, 2006. During the three months ended March 31, 2006, the largest outstanding borrowings on a given day were approximately $35.7 million, and average outstanding borrowings were approximately $21.9 million.
Income Tax Expense

	Three Months Ended
	March 31,
	2007	2006	Change
	(Amounts in 000s)
Income tax expense	$1,346	$3,501	(62)%
Effective tax rate	42.2%	28.0%	14.2 points
Income tax expense for the first quarter of 2007 was $1.3 million resulting in an effective tax rate of 42.2% compared to an effective tax rate of 28.0% for the first quarter of 2006. The increase in the effective income tax rate was the result of a shift in mix of income between jurisdictions, non-deductible stock based compensation expense and the realization of certain deferred tax assets in the first quarter of 2006 for which a valuation allowance had previously been recorded that did not recur in the first quarter of 2007. Our effective tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory tax rates than the United States. However, our effective tax rate was higher than the United States statutory tax rates for the first quarter of 2007 as a result of $0.3 million of non-deductible stock based compensation expenses related to certain of our foreign operations.

Return on Invested Capital from Operations (ROIC)
We believe that it is important for a business to manage its balance sheet as well as it manages its statement of operations. A measurement that ties the statement of operations performance to the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe that if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity and debt. The details of this measurement are outlined below.

	Three Months Ended		Trailing Four Quarters Ended
	March 31,		March 31,
(Amounts in 000s)	2007	2006	2007	2006
Operating income after taxes:
Operating income from continuing operations	$4,382	$12,569	$40,184	$49,127
Plus: Facility consolidation charge (benefit)	—	(9)	—	(279)
Less: estimated income taxes (1)	(1,850)	(3,517)	(10,587)	(12,357)

Operating income after taxes	$2,532	$9,043	$29,597	$36,491

Invested Capital:
Debt	$94,405	$—	$94,405	$—
Shareholders’ equity	200,063	148,961	200,063	148,961

Invested capital	$294,468	$148,961	$294,468	$148,961

Average invested capital (2)	$253,460	$149,002	$199,565	$149,211
ROIC (3)	4%	24%	15%	24%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Invested capital for the three months and trailing four quarters ended March 31, 2007 includes approximately $62.3 million of debt incurred to finance the acquisition of certain assets and the assumption of certain liabilities from CellStar. Average invested capital for the trailing four quarters represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four (4).

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Three Months Ended
	March 31,
	2007	2006	Change

	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(9,829)	$(23,395)	$13,566
Investing activities	(73,337)	(6,716)	(66,621)
Financing activities	74,813	(9,934)	84,747
Effect of exchange rate changes on cash and cash equivalents	943	(42)	985

Net increase (decrease) in cash and cash equivalents	$(7,410)	$(40,087)	$32,677

Net cash used in operating activities was $9.8 million for the first quarter of 2007 compared to $23.4 million for the first quarter of 2006, an improvement of $13.6 million primarily due to:
•	$20.2 million less cash used for working capital.
partially offset by:
•	$6.7 million less cash provided by operating activities before changes in operating assets and liabilities for the first three months of 2007 compared to the same period in the prior year.
Net cash used for investing activities was $73.3 million for the first quarter of 2007 compared to $6.7 million for the first quarter of 2006. This increase is due primarily to the $67.0 of cash used in connection with the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation.
Net cash provided by financing activities was $74.8 million for the first quarter of 2007 compared to net cash used for financing activities of $9.9 million for the first quarter of 2006, a change of $84.7 million primarily due to:
•	$76.4 million additional net proceeds from credit facilities during the first quarter of 2007 compared to the same period in the prior year.

•	$17.5 million less cash used to repurchase our Common Stock during the first quarter of 2007 compared to the first quarter of 2006.
partially offset by:
•	$4.4 million less excess tax benefits for the first three months of 2007 compared to the same period in the prior year.

•	$3.2 million less cash from proceeds from stock option exercises during the first quarter of 2007 compared to the first quarter of 2006.

•	$1.6 million of deferred financing costs paid during the first quarter of 2007 in connection with our new global revolving credit facility.

Cash Conversion Cycle

	Three Months Ended
	March 31,
	2007	2006

Days sales outstanding in accounts receivable	22	23
Days inventory on-hand	50	22
Days payable outstanding	(48)	(36)

Cash conversion cycle days	24	9
A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006. The cash conversion cycle for the three months ended March 31, 2007 was calculated excluding the assets acquired and liabilities assumed related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation as such amounts were acquired on the last day of the quarter and no activity was recorded in our Consolidated Statement of Operations during the first quarter of 2007 related to the assets acquired and the liabilities assumed.
During the first quarter of 2007, the cash conversion cycle increased to 24 days from 9 days compared to the same period in the prior year. The change in the cash conversion cycle was primarily due to the 28-day increase in days inventory on-hand, partially offset by the 12-day increase in days payable outstanding. The 28-day increase in days inventory on-hand was primarily due to our Asia-Pacific division as a result of significant purchases of wireless devices in September 2006 and December 2006 as part of an expanded global relationship with a major original equipment manufacturer. A significant portion of this inventory remained unsold as of March 31, 2007. The 12-day increase in days payable outstanding was primarily related to the large inventory purchases in our Asia-Pacific division.
Lines of Credit
The table below summarizes lines of credit that were available to the Company as of March 31, 2007 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

Global	$240,000	$240,000	$85,545	$45,969	$108,486
Norway	2,466	2,466	814	—	1,652
Sweden	4,296	4,296	—	—	4,296
Slovakia	21,000	21,000	8,046	—	12,954

Total	$267,762	$267,762	$94,405	$45,969	$127,388

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

	March 31,	December 31,
(Amounts in 000s)	2007	2006	% Change

Unrestricted cash	$46,720	$54,130	(14)%
Unused borrowing availability	127,338	75,704	68%

Liquidity	$174,058	$129,834	34%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2006.
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
There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, except that we are still in the process of integrating the CellStar operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of the acquisition of certain assets and assumption of certain liabilities from CellStar, which closed on the last day of the most recently completed fiscal quarter, on our internal controls over financial reporting has been excluded. See Note 3 to the Consolidated Financial Statements included in Item 1 for a discussion of the CellStar acquisition.

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
Item 1A. Risk Factors.
In addition to the information set forth in this report, refer to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. Those are not the only risks facing the Company, and there may be additional risks facing the Company. Although the Company currently does not consider these additional risks to be material or is unaware of additional risk factors, these additional risks may have a material adverse effect on the Company’s results of operations or financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases of Common Stock made by the Company during the three months ended March 31, 2007:

Total number
			of shares	Total amount
			purchased as	purchased as	Maximum dollar
			part of the	part of	value of shares
	Total number	Average	publicly	the publicly	that may yet be
	of shares	price paid	announced	announced	purchased under
Month of purchase	Purchased (1)	per share	program	program	the program

January 1 – January 31, 2007	—	—	—	—	$—
February 1 – February 28, 2007	30,944	$10.56	—	—	—
March 1 –March 31, 2007	2,451	$10.83	—	—	—

Total	33,395	$10.58	—	—	—

(1)	Represents shares of Common Stock repurchased by the Company to pay employee withholding taxes due upon the vesting of restricted stock units.

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated as of February 19, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only), consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited(2)

10.1	Amendment No. 4 dated February 7, 2007 to Distributor Agreement between Brightpoint North America L.P. and Nokia Inc. (1)*

10.2	Summary Term Sheet of Director and Executive Officer Compensation(1)

10.3	Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto(2)*

10.4	Commitment Increase Agreement dated as of March 30, 2007 among Brightpoint, Inc. (and certain of its subsidiaries identified therein), the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as administrative agent(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Cautionary Statements(1)

(1)	Filed herewith

(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 21, 2007

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 5, 2007

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: May 8, 2007	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 8, 2007	/s/ Vincent Donargo
Vincent Donargo
Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)