Form 10-Q
period 2007-06-30
BRIGHTPOINT INC
filed 2007-08-08
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
0-23494
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 3, 2007: 81,124,092

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Distribution revenue	$766,980	$467,014	$1,334,020	$950,486
Logistic services revenue	84,015	82,844	158,604	163,927

Total revenue	850,995	549,858	1,492,624	1,114,413

Cost of revenue
Cost of distribution revenue	743,866	447,342	1,294,280	911,242
Cost of logistic services revenue	65,546	66,772	124,046	131,115

Total cost of revenue	809,412	514,114	1,418,326	1,042,357

Gross profit	41,583	35,744	74,298	72,056

Selling, general and administrative expenses	33,392	24,418	61,725	48,170
Facility consolidation benefit	—	—	—	(9)

Operating income from continuing operations	8,191	11,326	12,573	23,895

Interest, net	2,290	120	3,440	197
Other (income) expenses	243	(52)	287	(62)

Income from continuing operations before income taxes	5,658	11,258	8,846	23,760

Income tax (benefit) expense	(12,063)	3,046	(10,717)	6,547

Income from continuing operations	17,721	8,212	19,563	17,213

Discontinued operations, net of income taxes:
Loss from discontinued operations	(41)	(36)	(37)	(175)
Gain on disposal of discontinued operations	8	65	12	71

Total discontinued operations, net of income taxes	(33)	29	(25)	(104)

Net income	$17,688	$8,241	$19,538	$17,109

Earnings per share — basic:
Income from continuing operations	$0.36	$0.17	$0.39	$0.35
Discontinued operations, net of income taxes	—	—	—	—

Net income	$0.36	$0.17	$0.39	$0.35

Earnings per share — diluted:
Income from continuing operations	$0.35	$0.16	$0.39	$0.34
Discontinued operations, net of income taxes	—	—	—	—

Net income	$0.35	$0.16	$0.39	$0.34

Weighted average common shares outstanding:
Basic	49,671	49,023	49,580	48,916

Diluted	50,739	50,550	50,615	50,640

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,756	$54,130
Pledged cash	420	201
Accounts receivable (less allowance for doubtful accounts of $6,748 in 2007 and $4,926 in 2006)	303,491	228,186
Inventories	257,777	391,657
Contract financing receivable	10,985	20,161
Contract financing inventory	8,824	7,293
Other current assets	24,053	25,870

Total current assets	649,306	727,498

Property and equipment, net	42,393	37,904
Goodwill and other intangibles, net	71,963	8,219
Other assets	23,678	4,732

Total assets	$787,340	$778,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,727	$454,552
Accrued expenses	83,722	68,320
Contract financing payable	25,415	30,991
Lines of credit, short-term	11,139	13,875

Total current liabilities	461,003	567,738

Long-term liabilities:
Lines of credit	83,930	3,750
Other long-term liabilities	13,616	12,037

Total long-term liabilities	97,546	15,787

Total liabilities	558,549	583,525

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 58,043 issued in 2007 and 57,536 issued in 2006	580	575
Additional paid-in-capital	274,887	266,756
Treasury stock, at cost, 6,925 shares in 2007 and 6,891 shares in 2006	(58,650)	(58,295)
Retained earnings (deficit)	1,611	(17,918)
Accumulated other comprehensive income	10,363	3,710
Total shareholders’ equity	228,791	194,828

Total liabilities and shareholders’ equity	$787,340	$778,353

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating activities
Net income	$19,538	$17,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,244	6,057
Discontinued operations	25	104
Pledged cash requirements	(212)	(11)
Non-cash compensation	2,872	2,950
Facility consolidation charge benefit	—	(9)
Change in deferred taxes	(13,202)	172
Other non-cash	980	962

	17,245	27,334

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(1,896)	(3,844)
Inventories	172,792	(10,871)
Other operating assets	100	(4,046)
Accounts payable and accrued expenses	(200,108)	(20,148)

Net cash used in operating activities	(11,867)	(11,575)

Investing activities
Capital expenditures	(9,316)	(9,645)
Acquisitions, net of cash acquired	(68,864)	(741)
Net cash provided by contract financing arrangements	2,135	3,822
Increase in other assets	(1,916)	(38)

Net cash used in investing activities	(77,961)	(6,602)

Financing activities
Net proceeds from credit facilities	76,334	—
Deferred financing costs paid	(1,758)	—
Purchase of treasury stock	(355)	(18,360)
Excess tax benefit from equity based compensation	513	7,884
Proceeds from common stock issuances under employee stock option plans	1,884	5,263

Net cash provided by (used in) financing activities	76,618	(5,213)

Effect of exchange rate changes on cash and cash equivalents	2,836	(131)

Net decrease in cash and cash equivalents	(10,374)	(23,521)
Cash and cash equivalents at beginning of period	54,130	106,053

Cash and cash equivalents at end of period	$43,756	$82,532

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
General
The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect the wireless device industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations	$17,721	$8,212	$19,563	$17,213
Discontinued operations, net of income taxes	(33)	29	(25)	(104)

Net Income	$17,688	$8,241	$19,538	$17,109

Earnings per share — basic:
Income from continuing operations	$0.36	$0.17	$0.39	$0.35
Discontinued operations, net of income taxes	—	—	—	—

Net income	$0.36	$0.17	$0.39	$0.35

Earnings per share — diluted:
Income from continuing operations	$0.35	$0.16	$0.39	$0.34
Discontinued operations, net of income taxes	—	—	—	—

Net income	$0.35	$0.16	$0.39	$0.34

Weighted average shares outstanding for basic earnings per share	49,671	49,023	49,580	48,916
Net effect of dilutive stock options, restricted stock units and restricted stock based on the treasury stock method using average market price	1,068	1,527	1,035	1,724

Weighted average shares outstanding for diulted earnings per share	50,739	50,550	50,615	50,640

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Other Comprehensive Income
Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$17,688	$8,241	$19,538	$17,109
Foreign Currency Translation	4,818	1,681	6,653	1,235

Comprehensive Income	$22,506	$9,922	$26,191	$18,344

2. Acquisitions
On March 30, 2007, the Company completed its acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $68.9 million (including direct acquisition costs) based upon a preliminary estimate of net asset adjustments (CellStar acquisition). The purchase price is subject to further adjustments as net asset adjustments and other matters set forth in the purchase agreement are finalized. The purchase price includes approximately $2.0 million exit costs that have been accrued in connection with consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations. Results of operations related to this acquisition have been included in the Company’s Consolidated Statement of Operations beginning in the second quarter of 2007.
The following sets forth unaudited pro forma financial information assuming the acquisition took place at the beginning of each period presented based on the financial statements of the Company for the three and six months ended June 30, 2007 and 2006 and the financial statements of CellStar for the three months ended February 28, 2007, and the three months and six months ended May 31, 2006. The unaudited pro forma results include adjustments such as amortization of acquired intangible assets and interest expense on borrowings used to finance this acquisition (in thousands, except per share data):

	Three Months Ended
	June 30,
	2007	2006
Revenue	$850,995	$705,920
Income from continuing operations	17,721	9,448
Net income	17,688	9,477

Earnings per share – diluted	$0.35	$0.19

	Six Months Ended
	June 30,
	2007	2006
Revenue	$1,619,615	$1,419,330
Income from continuing operations	18,644	18,952
Net income	18,619	18,848

Earnings per share – diluted	$0.37	$0.37
Subsequent Event:
On July 31, 2007, the Company completed its acquisition of all of the issued and outstanding capital stock of Dangaard Telecom A/S, a Danish company (Dangaard Telecom) from Dangaard Holding A/S, a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered Common Stock, $0.01 par value. In addition, the Company assumed approximately $350.0 million of Dangaard Telecom’s indebtedness.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The estimated purchase price for this acquisition is approximately $344.6 million (including direct acquisition costs). In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, total equity consideration was estimated using a Brightpoint stock price of $11.25 per share, which represents the average Brightpoint closing stock price beginning two trading days before and ending two trading days after February 20, 2007, the date of the public announcement of the definitive purchase agreement. As of June 30, 2007, the Company had deferred $3.3 million of direct acquisition costs.
3. Income Tax
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretations No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 became effective for the Company on January 1, 2007. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 was not material to the Company. As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.2 million ($0.1 in interest and $2.1 million of tax positions), which if recognized, would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as tax expense.
The Company and its subsidiaries file income tax returns in the U.S. Federal, various state and various foreign jurisdictions. The Company remains subject to examination by U.S. Federal and major state jurisdictions for years 2003-2006 and by major foreign tax jurisdictions for years 2001-2006.
The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to June 30, 2008.
Income tax benefit for the second quarter of 2007 was $12.1 million, which included a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards. Based on actual and projected taxable income and projected foreign-sourced income, it became more likely than not during the second quarter of 2007 that the Company will be able to utilize these foreign tax credits prior to their expiration. Excluding the effect of this $14.1 million benefit, income tax expense for the second quarter of 2007 was $2.0 million resulting in an effective tax rate of 36.0% compared to an effective tax rate of 27.1% for the second quarter of 2006. The increase in the effective income tax rate was the result of a shift in mix of income between jurisdictions and non-deductible stock based compensation expenses.
4. Lines of Credit
At June 30, 2007, the Company had $95.1 million of borrowings outstanding on its lines of credit. The timing of payments to suppliers and collections from customers causes the Company’s cash balances and borrowings to fluctuate throughout the year. During the three-month and six-month periods ended June 30, 2007, the largest outstanding borrowings on a given day were approximately $153.9 million, and average outstanding borrowings were approximately $120.0 million and $86.4 million for the same respective periods. The Company had $17.6 million of borrowings outstanding on lines of credit at December 31, 2006. During the three-month and six-month periods ended June 30, 2006, the largest outstanding borrowings on a given day were approximately $32.0 and 35.7 million, with average outstanding borrowings of approximately $15.1 million and $18.5 million for the same respective periods.
At June 30, 2007, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes lines of credit that were available to the Company as of June 30, 2007 (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

Global Facility	$240,000	$240,000	$83,930	$32,208	$123,862
Norway	2,545	2,545	—	—	2,545
India	15,000	15,000	1,474	3,440	10,086
Sweden	4,390	4,390	—	—	4,390
Slovakia	21,000	21,000	9,665	—	11,335

Total	$282,935	$282,935	$95,069	$35,648	$152,218

On February 16, 2007, the Company entered into a global credit agreement (Global Facility), referred to as the Credit Agreement, by and among the Company (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The line of credit contained an uncommitted accordion facility pursuant to which the Company was able to increase the total commitment under the revolving credit facility up to $240.0 million. On March 30, 2007, the Company and certain of its subsidiaries entered into a Commitment Increase Agreement with the Guarantors, the Administrative Agent and the Lenders to increase the total commitment under the revolving credit facility to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of the Company’s property and a pledge of the voting stock issued by certain of its subsidiaries. The Credit Agreement replaced the Company’s $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the Credit Agreement dated December 24, 2002, as amended. The Company incurred a $0.3 million non-cash charge to write-off unamortized deferred financing costs related to the replacement of these credit facilities. This charge is included as a component of “Interest, net” in the Company’s Consolidated Statement of Operations for the six month period ended June 30, 2007.
On July 31, 2007, the parties to the Credit Agreement entered into the First Amendment to the Credit Agreement (the First Amendment), which, among other things, resulted in: (i) an increase in the amount available under the secured revolving credit facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original principal amount equivalent to $125.0 million, (iii) the extension to the foreign borrowers, including two of the Dangaard companies, of a term loan in an original principal amount equivalent to $125.0 million, (iv) the addition to the Credit Agreement of two Dangaard companies as foreign borrowers and five other Dangaard companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who will become new members of the bank group upon the closing of the First Amendment. The amendment was co-arranged by Banc of America Securities LLC, and ABN Amro N.V. with participation in the facility by Nordea Bank Danmark A/S, Citibank, N.A., The Royal Bank of Scotland PLC, Bank DnB NORD AS, Fifth Third Bank, Inc., General Electric Capital Corporation, Wells Fargo Bank, N.A., Deutsche Bank AG, National City Bank, Bank of Tokyo-Mitsubishi Trust Company, Nykredit Bank A/S, HSH Nordbank AG, and BMO Capital Markets Financing, Inc. Nordea Bank Danmark A/S, which was previously the largest lender to Dangaard Telecom, joined as the largest credit provider under the amended credit facility.
On April 27, 2007, the Company entered into a Foreign Currency Working Capital Loan Facility Agreement (Loan Facility), with ABN AMRO Bank N.V., which established an unsecured, $15.0 million credit facility repayable on demand. The Loan Facility provides for working capital requirements for the Company’s operations in India. The Loan Facility bears interest at the LIBOR rate two days immediately preceding the date of any drawdowns.
Additional details on the above lines of credit are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Current Reports on Form 8-K filed on February 21, 2007, April 5, 2007 and August 2, 2007.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Guarantees
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
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of June 30, 2007, the Company has issued $35.6 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of June 30, 2007, the maximum future payments under these letters of credit are $35.6 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on certain devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. During 2006, this supplier re-branded its devices. The Company does not provide warranty repair services on the re-branded devices except for devices sold by one of the Company’s locations to a specific customer. Sales of devices for which the Company provides warranty repair services have decreased significantly since this supplier re-branded its devices. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates. The change in estimate for the six months ended June 30, 2007 was a result of higher failure rates and higher cost of repairs than previously estimated. A summary of the changes in the product warranty accrual is as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

January 1	$3,063	$2,117
Provision for product warranties	1,800	2,865
Change in estimate	1,221	(370)
Settlements during the period	(3,721)	(1,425)

June 30	$2,363	$3,187

6. Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, United Arab Emirates, United Kingdom and the United States. All of the Company’s operating segments generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions:

Brightpoint, Inc.
Notes to Consolidated Financial Statements
the Americas, Asia-Pacific and Europe. The Company’s operating segments have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). As further discussed in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company changed its measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Segment information as of and for three and six months ended June 30, 2006 has been reclassified to conform to the 2007 presentation.
A summary of the Company’s operations by segment is presented below (in thousands) for the three-month and six-month periods ended June 30, 2007 and 2006:

				Corporate and
	Americas	Asia-Pacific	Europe	Reconciling Items	Total

Three Months Ended June 30, 2007:
Distribution revenue	$266,918	$379,166	$120,896	$—	$766,980
Logistic services revenue	49,327	8,360	26,328	—	84,015

Total revenue from external customers	$316,245	$387,526	$147,224	$—	$850,995

Operating income from continuing operations	$8,463	$4,994	$1,039	$(6,305)	$8,191
Depreciation and amortization	3,072	752	239	123	4,186
Capital expenditures	3,133	721	532	82	4,468

Three Months Ended June 30, 2006:
Distribution revenue	$138,167	$235,495	$93,352	$—	$467,014
Logistic services revenue	53,193	5,888	23,763	—	82,844

Total revenue from external customers	$191,360	$241,383	$117,115	$—	$549,858

Operating income from continuing operations	$9,870	$2,575	$3,923	$(5,042)	$11,326
Depreciation and amortization	2,145	620	214	67	3,046
Capital expenditures	3,795	686	150	268	4,899

Six Months Ended June 30, 2007:
Distribution revenue	$406,869	$697,443	$229,708	$—	$1,334,020
Logistic services revenue	91,553	15,619	51,432	—	158,604

Total revenue from external customers	$498,422	$713,062	$281,140	$—	$1,492,624

Operating income from continuing operations	$13,945	$8,533	$1,764	$(11,669)	$12,573
Depreciation and amortization	5,132	1,376	501	235	7,244
Capital expenditures	6,660	1,672	726	258	9,316

Six Months Ended June 30, 2006:
Distribution revenue	$286,824	$495,442	$168,220	$—	$950,486
Logistic services revenue	106,260	13,205	44,462	—	163,927

Total revenue from external customers	$393,084	$508,647	$212,682	$—	$1,114,413

Operating income from continuing operations	$21,713	$7,587	$5,271	$(10,676)	$23,895
Depreciation and amortization	4,309	1,219	409	120	6,057
Capital expenditures	7,685	1,515	221	224	9,645

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Additional segment information is as follows (in thousands):

	June 30,	December 31,
	2007	2006

Total segment assets:
Americas	$350,681	$226,634
Asia-Pacific	248,205	379,129
Europe	164,438	162,598
Corporate	24,016	9,992

	$787,340	$778,353

7. Contingencies
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.
Subsequent Event:
On July 31, 2007, we acquired Dangaard Telecom which had the following claims and/or disputes in excess of $500,000:
German value-added tax authorities
There are two disputes pending with Finanzamt Flensburg, the German value-added tax, or VAT, authorities (the Finanzamt):
In the first dispute, Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received an assessment from the Finanzamt claiming that local German VAT should be applied on sales made by Dangaard Telecom Denmark A/S to two specific German customers in 1997 and 1998. Finanzamt claimed approximately $2.86 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to this dispute when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
In the second dispute, Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received a notice from the Finanzamt claiming that local German VAT should be applied on all sales made by Dangaard Telecom Denmark A/S to German customers during the years 1999 to 2004. Finanzamt claimed approximately $8.05 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
Fleggaard group of companies
The former headquarters of Dangaard Telecom was in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and has claimed $1.4 million in damages. Dangaard Telecom continues to dispute this claim and intends to defend this matter vigorously.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.71 million. Dangaard Telecom Norway AS Group continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
German tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Germany Holding GmbH, received notice from the German tax authorities regarding tax claims in connection with the deductibility of certain stock adjustments and various fees during the period 1998 to 2002. Dangaard Telecom Germany Holding GmbH agreed to pay part of the claim, and the current amount in dispute is $1.8 million. Dangaard Telecom Germany Holding GmbH continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom are obliged to indemnify Dangaard Holding with respect to any such tax claims. Due to the claim’s limited size, however, it will be below an agreed upon threshold, therefore the indemnification would not be activated by this claim if no other claims for indemnification have been or are asserted.

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
On July 31, 2007, the Company completed its acquisition of all of the issued and outstanding capital stock of the Dangaard Telecom A/S, a Danish company (Dangaard Telecom) from Dangaard Holding A/S, a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered Common Stock, $0.01 par value. In addition, the Company assumed approximately $350.0 million of Dangaard Telecom’s indebtedness.
On July 31, 2007, we entered into the First Amendment to the Credit Agreement (the First Amendment), which, among other things, resulted in: (i) an increase in the amount available under the secured revolving credit facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original principal amount equivalent to $125.0 million, (iii) the extension to the foreign borrowers, including two of the Dangaard companies, of a term loan in an original principal amount equivalent to $125.0 million, (iv) the addition to the Credit Agreement of two Dangaard companies as foreign borrowers and five other Dangaard companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who will became new members of the bank group upon the closing of the First Amendment.
On June 29, 2007 AT&T Inc. announced that it will acquire Dobson Communications Corporation (Dobson). Dobson is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to be completed by the end of 2007 or in early 2008. On July 30, 2007, Verizon Wireless announced that it will acquire Rural Cellular Corporation (RCC). RCC is a distribution customer of our North America operations. This acquisition is expected to be completed in the first half of 2008. These customers are also customers of the operations acquired from CellStar. Should either or both of these acquisitions be completed, our operating results may be negatively impacted. Brightpoint North America is undertaking significant cost cutting efforts including consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations. Savings associated with this facility consolidation and other cost cutting efforts are expected to lower our overall spending. While these cost cutting efforts may help mitigate some of the negative impact from AT&T’s acquisition of Dobson and Verizon’s acquisition of RCC, there can be no assurances that we will be successful in these efforts.
RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Three Months Ended
	June 30,
		% of		% of
	2007	Total	2006	Total	Change
		(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$316,245	37%	$191,360	35%	65%
Asia-Pacific	387,526	46%	241,383	44%	61%
Europe	147,224	17%	117,115	21%	26%

Total	$850,995	100%	$549,858	100%	55%

REVENUE BY SERVICE LINE:
Distribution	$766,980	90%	$467,014	85%	64%
Logistic services	84,015	10%	82,844	15%	1%

Total	$850,995	100%	$549,858	100%	55%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	15,368	79%	10,911	82%	41%
Asia-Pacific	3,467	18%	1,951	15%	78%
Europe	591	3%	385	3%	54%

Total	19,426	100%	13,247	100%	47%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	5,502	28%	2,817	21%	95%
Logistic services	13,924	72%	10,430	79%	33%

Total	19,426	100%	13,247	100%	47%

Total worldwide revenue was $851.0 million for the three months ended June 30, 2007, which represents growth of 55% compared to the same period in the prior year. Worldwide distribution revenue increased 64% to $767.0 million for the three months ended June 30, 2007 compared to $467.0 million for the same period in the prior year. The CellStar acquisition positively impacted distribution revenue by 25%. Excluding the impact of the CellStar acquisition, distribution revenue increased 39%. Growth in wireless devices sold through distribution positively impacted distribution revenue by 55%, which was partially offset by lower average selling price that negatively impacted distribution revenue by approximately 22%. An increase in revenue from the sale of accessories contributed to approximately 2% of the increase in distribution revenue. Fluctuations in foreign currencies positively impacted worldwide distribution revenue by approximately 4% for the three months ended June 30, 2007. Excluding the impact of the CellStar acquisition, the increase in wireless devices sold was driven by increased volume of devices sold to customers served by our Asia-Pacific business. The decrease in average selling price was primarily due to a shift in mix to lower priced handsets in our Asia-Pacific and Europe divisions.
Worldwide logistic services revenue increased 1% to $84.0 million for the three months ended June 30, 2007 compared to $82.8 million for the same period in the prior year. The CellStar acquisition positively impacted logistic services revenue by 7%. Excluding the impact of the CellStar acquisition, logistic services revenue decreased 6%. Logistic services revenue decreased as a result of a decrease in revenue from non-handset based services, a lower average fulfillment fee per unit and a decline in freight revenue, which negatively impacted logistic services revenue by 6%, 5%, and 2%, respectively. These decreases were partially offset by an increase in wireless devices handled, which positively impacted logistic services revenue by 6%. Fluctuations in foreign currencies positively impacted worldwide logistic services revenue by approximately 1%. The decrease in non-handset based revenue was primarily due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method in our Americas division. The decrease in average fulfillment fee per unit was primarily due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. The increase in wireless devices handled was primarily driven by our successful launch of the T-Mobile logistics business during the second quarter of 2007.

	Six Months Ended
	June 30,
		% of		% of
	2007	Total	2006	Total	Change
REVENUE BY DIVISION:	(Amounts in 000s)
Americas	$498,422	33%	$393,084	35%	27%
Asia-Pacific	713,062	48%	508,647	46%	40%
Europe	281,140	19%	212,682	19%	32%

Total	$1,492,624	100%	$1,114,413	100%	34%

REVENUE BY SERVICE LINE:
Distribution	$1,334,020	89%	$950,486	85%	40%
Logistic services	158,604	11%	163,927	15%	(3)%

Total	$1,492,624	100%	$1,114,413	100%	34%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	26,476	78%	21,129	82%	25%
Asia-Pacific	6,395	19%	3,949	15%	62%
Europe	1,085	3%	696	3%	56%

Total	33,956	100%	25,774	100%	32%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	9,400	28%	5,740	22%	64%
Logistic services	24,556	72%	20,034	78%	23%

Total	33,956	100%	25,774	100%	32%

Revenue for the six months ended June 30, 2007 was $1.5 billion, representing 34% growth compared to the six months ended June 30, 2006. Worldwide distribution revenue increased 40% to $1.3 billion for the six months ended June 30, 2007 compared to $950.5 million for the same period in the prior year. The CellStar acquisition positively impacted distribution revenue by 12%. Excluding the impact of the CellStar acquisition, distribution revenue increased 28% compared to the six months ended June 30, 2006. Growth in wireless devices sold through distribution positively impacted distribution revenue by 43%, which was offset partially by a decrease in the average selling price which negatively impacted distribution revenue by 20%. Growth in revenue from the sale of accessories and fluctuations in foreign currencies positively impacted distribution revenue by 2% and 3% respectively.
Worldwide logistic services revenue decreased 3% to $158.6 million for the six months ended June 30, 2007 compared to $163.9 million for the same period in the prior year. The CellStar acquisition positively impacted logistic services revenue by 4%. Excluding the impact of the CellStar acquisition, logistic services revenue decreased 7% compared to the six months ended June 30, 2006. Logistic services revenue decreased as a result of a decrease in revenue from non-handset based services, a lower average fulfillment fee per unit and a decline in freight revenue, which negatively impacted logistic services revenue by 6%, 4%, and 2%, respectively. These decreases in logistic services revenue were partially offset by an increase in wireless devices handled, which positively impacted logistic services revenue by 5%.

Revenue and wireless devices handled by division:

	Three Months Ended					Six Months Ended
Americas	June 30,					June 30,
(Amounts in 000s)		% of		% of			% of		% of
	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

REVENUE:
Distribution	$266,918	84%	$138,167	72%	93%	$406,869	82%	$286,824	73%	42%
Logistic services	49,327	16%	53,193	28%	(7)%	91,553	18%	106,260	27%	(14)%

Total	$316,245	100%	$191,360	100%	65%	$498,422	100%	$393,084	100%	27%

WIRELESS DEVICES HANDLED:
Distribution	2,005	13%	1,014	9%	98%	2,992	11%	1,966	9%	52%
Logistic services	13,363	87%	9,897	91%	35%	23,484	89%	19,163	91%	23%

Total	15,368	100%	10,911	100%	41%	26,476	100%	21,129	100%	25%

Revenue in our Americas division increased 65% to $316.2 million for the three months ended June 30, 2007 compared to $191.4 million for the same period in the prior year. Distribution revenue increased 93% in our Americas division to $266.9 million for the second quarter of 2007 compared to $138.2 million for the second quarter of 2006. The CellStar acquisition positively impacted distribution revenue by 84%. Excluding the impact of the CellStar acquisition, distribution revenue in our Americas division increased 9%. A higher average selling price positively impacted distribution revenue by 17%. The increase in distribution revenue due to a higher average selling price was partially offset by a decline in wireless devices sold through distribution and a decline in accessory revenue, which negatively impacted distribution revenue by 7% and 2%, respectively. Fluctuations in foreign currencies positively impacted distribution revenue by 1%. The increase in average selling price was driven by strong demand for certain higher priced products during the second quarter of 2007; however, the decreased availability of other popular, lower-priced products resulted in a decline in wireless devices sold in our Americas division (excluding the impact of the CellStar acquisition).
Logistic services revenue decreased 7% to $49.3 million for the second quarter of 2007 compared to $53.2 million for the second quarter of 2006. The CellStar acquisition positively impacted logistic services revenue by 10%. Excluding the impact of the CellStar acquisition, logistic services revenue decreased in our Americas division by 18%. The decrease in logistic services revenue in our Americas division was largely driven by a decrease in revenue from non-handset based services, which negatively impacted logistic services revenue in our Americas division by 17%. In addition, a decrease in freight revenue and a lower average fulfillment fee per unit negatively impacted logistic services revenue in our Americas division by approximately 4% and 7%, respectively. Growth in wireless devices handled positively impacted logistic services revenue by 10%. The decrease in revenue from non-handset based services was due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. The increase in wireless devices handled through logistic services in our Americas division was primarily driven by our successful launch of the T-Mobile logistics business during the second quarter of 2007. The growth in wireless devices handled through logistic services in our Americas division was slowed by a 63% decline in volume in Colombia resulting from a decision by our primary network operator customer in Colombia to reduce promotional activities significantly in response to market saturation in Colombia. As a result of this operator’s decision to focus on profitability and asset management, we do not expect volume to return to levels we experienced in previous quarters. In addition, during the first quarter of 2007 this operator appointed an additional logistic services provider. Average fulfillment fee per unit decreased due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. Freight revenue also decreased as a result of the modification of this agreement.
For the six months ended June 30, 2007, revenue in our Americas division increased 27% to $498.4 million compared to $393.1 million for the same period in the prior year. Distribution revenue increased 42% to $406.9 for the six months ended June 30, 2007 compared to $286.8 million for the same period in the prior year. The CellStar acquisition favorably impacted distribution revenue by 40%. A higher average selling price positively impacted distribution revenue by 4%, while a decline in wireless devices sold negatively impacted distribution revenue by 2%. Logistic services revenue in our Americas division decreased 14% to $91.6 million for the six months ended

June 30, 2007 compared to $106.3 million for the same period in the prior year. The CellStar acquisition favorably impacted logistic services revenue by 5%. Logistic services revenue in our Americas division was negatively impacted by 16% as a result of a decrease in revenue from non-handset based services due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. In addition, a decrease in freight revenue and a lower average fulfillment fee per unit negatively impacted logistic services revenue in our Americas division by approximately 4% and 5%, respectively. These decreases were partially offset by growth in wireless devices handled, which positively impacted logistic services revenue by 6%.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Asia-Pacific		% of		% of			% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

REVENUE:
Distribution	$379,166	98%	$235,495	98%	61%	$697,443	98%	$495,442	97%	41%
Logistic services	8,360	2%	5,888	2%	42%	15,619	2%	13,205	3%	18%

Total	$387,526	100%	$241,383	100%	61%	$713,062	100%	$508,647	100%	40%

WIRELESS DEVICES HANDLED:
Distribution	3,098	89%	1,526	78%	103%	5,662	89%	3,267	83%	73%
Logistic services	369	11%	425	22%	(13)%	733	11%	682	17%	7%

Total	3,467	100%	1,951	100%	78%	6,395	100%	3,949	100%	62%

Revenue in our Asia-Pacific division increased 61% to $387.5 million for the three months ended June 30, 2007 compared to $241.4 million for the same period in the prior year. Distribution revenue increased 61% to $379.2 million for the second quarter of 2007 from $235.5 million for the second quarter of 2006. Growth in wireless devices sold through distribution positively impacted distribution revenue in our Asia-Pacific division by approximately 97%. The increase in wireless devices sold was partially offset by a lower average selling price, which negatively impacted distribution revenue in our Asia-Pacific division by approximately 42%. Growth in revenue from the sale of accessories and other non-handset devices and fluctuations in foreign currencies positively impacted distribution revenue by approximately 2% and 4%, respectively, in our Asia-Pacific division for the second quarter of 2007. The increases in distribution revenue and wireless devices sold in our Asia-Pacific division were driven by increased volume of devices sold to customers served by our Singapore business (previously served by our Brightpoint Asia Limited business) as a result of improved product availability at competitive prices as well as new products launched by our suppliers. In addition, we believe we sold more devices to these customers as a result of improved visibility into these channels by serving these customers through our business in Singapore rather than our Brightpoint Asia Limited business. The decrease in average selling price in our Asia-Pacific division was also driven by our Singapore business as a result of a significant increase in sales of lower priced handsets. Revenue and wireless devices in our Asia-Pacific division also increased as a result of an expanded global relationship with a major original equipment manufacturer. Sales of these wireless devices positively contributed to the growth in distribution revenue in our Asia-Pacific division.
Logistic services revenue increased 42% to $8.4 million for the second quarter of 2007 from $5.9 million for the second quarter of 2006. Growth in revenue from non-handset based services positively impacted logistic services revenue in our Asia-Pacific division by approximately 38%. In addition, an increase in freight revenue positively impacted logistic services revenue by approximately 4%. These increases in revenue were partially offset by a decrease in wireless devices handled, which negatively impacted logistics revenue by approximately 3%. Fluctuations in foreign currencies positively impacted logistic services revenue by approximately 3% in our Asia-Pacific division for the second quarter of 2007. The increase in non-handset based services was primarily due to an increase in revenue from repair services in India.
For the six months ended June 30, 2007, revenue in our Asia-Pacific division increased 40% to $713.1 million compared to $508.6 million for the same period in the prior year. Distribution revenue increased 41% to $697.4 million for the six months ended June 30, 2007 compared to $495.4 million for the same period in the prior year. An increase in wireless devices sold favorably impacted distribution revenue by 69%, which was partially offset by a lower average selling price, which negatively impacted distribution revenue by 33%. An increase in revenue from the sale of accessories and fluctuations in foreign currencies positively impacted distribution revenue by 2% and 3%

respectively. Logistic services revenue increased 18% to $15.6 million for the six months ended June 30, 2007 compared to $13.2 million for the same period in the prior year. Growth in non-handset based services positively impacted logistic services revenue by approximately 11%. Logistic services revenue also increased as a result of an increase in wireless devices handled, an increase in freight revenue, and fluctuations in foreign currencies, which positively impacted logistic services revenue by 2%, 4%, and 2%, respectively. These increases in revenue were partially offset by a lower average fulfillment fee per unit, which negatively impacted logistics revenue by approximately 1%.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Europe		% of		% of			% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

REVENUE:
Distribution	$120,896	82%	$93,352	80%	30%	$229,708	82%	$168,220	79%	37%
Logistic services	26,328	18%	23,763	20%	11%	51,432	18%	44,462	21%	16%

Total	$147,224	100%	$117,115	100%	26%	$281,140	100%	$212,682	100%	32%

WIRELESS DEVICES HANDLED:
Distribution	399	68%	277	72%	44%	746	69%	507	73%	47%
Logistic services	192	32%	108	28%	78%	339	31%	189	27%	79%

Total	591	100%	385	100%	54%	1,085	100%	696	100%	56%

Revenue in our Europe division increased 26% to $147.2 million for the three months ended June 30, 2007 compared to $117.1 million for the same period in the prior year. Distribution revenue increased 30% to $120.9 million for the second quarter of 2007 compared to $93.4 million for the second quarter of 2006. Growth in wireless devices sold contributed to approximately 41% of the increase in distribution revenue, which was partially offset by a lower average selling price that negatively impacted distribution revenue by 27% in our Europe division. In addition, an increase in revenue from the sale of accessories and other non-handset devices positively impacted distribution revenue in our Europe division by approximately 7%. Fluctuations in foreign currencies positively impacted distribution revenue by approximately 9% in our Europe division for the second quarter of 2007. The increase in wireless devices sold was primarily due to adding products to our portfolio through the diversification of our supplier base. The growth in wireless devices sold resulting from diversifying our supplier base was also the primary driver for the decrease in average selling price due to the fact that the most successful models we added to our portfolio were lower priced devices.
Logistic services revenue increased 11% to $26.3 million for the second quarter of 2007 compared to $23.8 million for the second quarter of 2006. The increase in logistic services revenue in our Europe division was primarily due to an increase in revenue from non-handset based services, which positively impacted logistic services revenue by 8% for the second quarter of 2007. The increase in revenue from non-handset based services was primarily due to growth in our repair services business in Germany as well as an increase in revenue from the sale of prepaid airtime in Sweden.
For the six months ended June 30, 2007, revenue in our Europe division increased 32% to $281.1 million compared to $212.7 million for the same period in the prior year. Distribution revenue increased 37% to $229.7 million for the six months ended June 30, 2007 compared to $168.2 million for the same period in the prior year. An increase in wireless devices sold favorably impacted distribution revenue by 42% for the six months ended June 30, 2007. An increase in revenue from the sale of accessories and other non-handset based devices and fluctuations in foreign currencies positively impacted distribution revenue by 6% and 10% respectively for the six months ended June 30, 2007. These increases were partially offset by a lower average selling price, which negatively impacted distribution revenue by 23%. Logistic services revenue increased 16% to $51.4 million for the six months ended June 30, 2007 compared to $44.5 year for the same period in the prior year. Revenue from non-handset based services favorably impacted logistic services revenue by 12%. Logistic services revenue also increased as a result of an increase in wireless devices handled, an increase in freight revenue, and fluctuations in foreign currencies, which positively impacted logistic services revenue by 1%, 1%, and 2%, respectively.

Gross Profit and Gross Margin

	Three Months Ended					Six Months Ended
	June 30,					June 30,
		% of		% of			% of		% of
	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

	(Amounts in 000s)					(Amounts in 000s)
Distribution	$23,114	56%	$19,672	55%	17%	$39,740	53%	$39,244	54%	1%
Logistic services	18,469	44%	16,072	45%	15%	34,558	47%	32,812	46%	5%

Gross profit	$41,583	100%	$35,744	100%	16%	$74,298	100%	$72,056	100%	3%

Distribution	3.0%		4.2%		(1.2) points	3.0%		4.1%		(1.1) points
Logistic services	22.0%		19.4%		2.6 points	21.8%		20.0%		1.8 points
Gross margin	4.9%		6.5%		(1.6) points	5.0%		6.5%		(1.5) points
Overall, our gross profit increased 16% to $41.6 million for the three months ended June 30, 2007 compared to $35.7 million for the same period in the prior year due to the 55% increase in total revenue. The 1.6 percentage point decrease in gross margin was largely driven by a 1.2 percentage point decrease in gross margin from our distribution business as well as a shift in mix in revenue toward lower margin distribution business from higher margin logistic services business. For the six months ended June 30, 2007, gross margin decreased 1.5 percentage points to 5.0% compared to 6.5% for the same period in the prior year.
Gross profit in our distribution business increased 17% to $23.1 million for the second quarter of 2007 from $19.7 million for the same period in the prior year. The increase in gross profit in our distribution business was due to the 64% growth in distribution revenue, which was partially offset by a 1.2 percentage point decrease in gross margin. Excluding the impact of the CellStar acquisition, distribution gross profit decreased 3%, and gross margin decreased 1.3 percentage points. The decrease in distribution gross margin was primarily due to a decrease in distribution gross margin in our Europe division. Although distribution revenue increased 30% in our Europe division, gross margin from distribution decreased 4.2 percentage points. This decrease in profitability was primarily due to lower gross margins on converged devices. We experienced lower gross margins on converged devices due to increased competition and higher warranty costs on these products as discussed Note 5 to the Consolidated Financial Statements. Distribution gross margin was also negatively impacted by a lower distribution gross margin in our Americas and Asia-Pacific divisions. The decrease in distribution gross margin in our Americas division was due to unfavorable product mix compared to the second quarter of 2006. Gross margin in our Asia-Pacific division was negatively impacted by sales of wireless devices procured in connection with our expanded global relationship with a major original equipment manufacturer as a result of selling these products at relatively low margins in an effort to improve sell-through of these devices.
For the six months ended June 30, 2007, gross profit in our distribution business increased 1% to $39.7 million from $39.2 million for the same period in the prior year, and gross margin decreased 1.1 percentage points for the same comparative periods.
Gross profit in our logistic services business increased 15% to $18.5 million for the second quarter of 2007 compared to $16.1 million for the same period in the prior year. The increase in gross profit in our logistic services business was primarily due to the 2.6 percentage point increase in gross margin from logistic services. Excluding the impact of the CellStar acquisition, gross profit from logistic services increased 12%, and gross margin increased 3.5 percentage points. The increase in gross margin from logistic services was primarily due to our Asia-Pacific division as a result of improved profitability from our repair business in India. Logistic services gross margin was also positively impacted by higher gross profit and gross margin from logistic services in our Europe division primarily due to growth in handset fulfillment revenue as well as increased leverage of our fixed costs in Slovakia. Gross margin from logistic services increased slightly in our Americas division primarily due to the shift to fee based prepaid airtime fulfillment revenue as discussed above. Although our Americas division experienced an increase in gross margin from logistic services, gross profit from logistic services decreased (excluding the impact of the CellStar acquisition) primarily due to a lower average fulfillment fee per unit resulting from a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our

North America business. Gross profit in our Americas division also declined due to the reduced volume in Colombia as discussed previously. For the six months ended June 30, 2007, gross profit in our logistic services business increased 5% to $34.6 million from $32.8 million for the same period in the prior year, and gross margin increased 1.8 percentage points for the same comparative periods.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2006	Change		2007	2006	Change
	(Amounts in 000s)				(Amounts in 000s)
SG&A expenses	$33,392	$24,418	37%		$61,725	$48,170	28%
Percent of revenue	3.9%	4.4%	(0.5	) points	4.1%	4.3%	(0.2	) points
SG&A expenses increased $9.0 million or 37% for the three months ended June 30, 2007 compared to the same period in the prior year. For the six months ended June 30, 2007, SG&A expenses increased $13.6 million or 28% compared to the same period in the prior year. As a percent of revenue, SG&A expenses decreased 0.5 percentage points for the three months ended June 30, 2007. SG&A expenses as a percentage of revenue decreased 0.2 percentage points for the six months ended June 30, 2007 compared to the same period in the prior year. SG&A expenses associated with the CellStar operations represented $2.5 million of the overall increase for the three and six months ended 2007. Excluding the impact of the CellStar operations, SG&A expenses increased for the three months ended June 30, 2007 due to $2.7 million in additional personnel costs primarily in support of overall growth in unit volumes in our Asia-Pacific division, $0.5 million of incremental costs related to integrating the CellStar acquisition, a $0.6 million charge as a result of a bankruptcy filing by a customer of our North America operations, $0.4 million of incremental costs related to integration and planning associated with the Dangaard acquisition, and a $1.3 million increase due to fluctuations in foreign currencies. SG&A expenses included $1.3 million of non-cash based stock compensation expense for the three months ended June 30, 2007 compared to $1.5 million for the same period in the prior year. Excluding the impact of the CellStar operations, SG&A expenses increased $11.1 for the six months ended June 30, 2007, due to $4.7 million in additional personnel costs primarily in support of overall growth in unit volumes in our Asia-Pacific division, $2.2 million in fluctuations in foreign currencies, $1.5 million of incremental costs associated with integrating the CellStar acquisition, a $0.6 million charge as a result of a bankruptcy filing by a customer of our North America operations, and $0.4 million of incremental costs related to integration and planning associated with the Dangaard acquisition. SG&A expenses included $2.9 million of non-cash stock based compensation expense for the six months ended June 30, 2007 compared to $3.0 million for the same period in the prior year.

Operating Income from Continuing Operations

	Three Months Ended						Six Months Ended
	June 30,						June 30,
		% of		% of			% of		% of
	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change
	(Amounts in 000s)					(Amounts in 000s)
Americas	$8,463	103%	$9,870	87%	(14)%	$13,945	111%	$21,713	91%	(36)%
Asia-Pacific	4,994	61%	2,575	23%	94%	8,533	68%	7,587	32%	12%
Europe	1,039	13%	3,923	35%	(74)%	1,764	14%	5,271	22%	(67)%
Corporate	(6,305)	(77%)	(5,042)	(45%)	25%	(11,669)	(93%)	(10,676)	(45%)	9%

Total	$8,191	100%	$11,326	100%	(28)%	$12,573	100%	$23,895	100%	(47)%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Americas	2.7%	5.2%	(2.5) points	2.8%	5.5%	(2.7) points
Asia-Pacific	1.3%	1.1%	0.2 points	1.2%	1.5%	(0.3) points
Europe	0.7%	3.3%	(2.6) points	0.6%	2.5%	(1.9) points
Total	1.0%	2.1%	(1.1) points	0.8%	2.1%	(1.3) points
As further discussed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, we changed our measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Operating income from continuing operations for the three months and six months ended June 30, 2006 has been reclassified to conform to the 2007 presentation.
Operating income from continuing operations decreased 28% to $8.2 million for the second quarter of 2007 compared to $11.3 million for the second quarter of 2006. The decrease in operating income was due to a $9.0 million increase in SG&A expenses, which more than offset the $5.8 million increase in gross profit. For the six months ended June 30, 2007, operating income from continuing operations decreased 47% to $12.6 million from $23.9 million for the same period in the prior year.
In our Americas division, operating income from continuing operations decreased 14% to $8.5 million for the second quarter of 2007 compared to $9.9 million for the second quarter of 2006. As a percent of revenue, operating income decreased 2.5 percentage points. The decrease in operating income was due to a 39% increase in SG&A expenses, which more than offset the 14% increase in gross profit. The increase in SG&A expenses in our Americas division was primarily due to incremental costs from the CellStar acquisition. As discussed above, the decrease in distribution gross margin in our Americas division was primarily due to unfavorable product mix compared to the second quarter of 2006. Gross profit from logistic services decreased in our Americas division primarily as a result of a lower average fulfillment fee per unit due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business and reduced volumes in Colombia. For the six months ended June 30, 2007, operating income from continuing operations in our Americas division decreased 36% to $13.9 million from $21.7 million for the same period in the prior year. As a percentage of revenue, operating income decreased 2.7 percentage points.
Operating income from continuing operations in our Asia-Pacific division increased 94% to $5.0 million for the second quarter of 2007 from $2.6 million for the second quarter of 2006. As a percent of revenue, operating income increased 0.2 percentage points. The increase in operating income was due to a 61% increase in revenue, which more than offset a 46% increase in SG&A expenses. The increase in SG&A expenses in our Asia-Pacific division was primarily due to incremental personnel costs in support of overall growth in volume in that division. For the six months ended June 30, 2007, operating income from continuing operations in our Asia-Pacific division increased 12% to $8.5 million from $7.6 million for the same period in the prior year. As a percentage of revenue, operating income decreased 0.3 percentage points.
Operating income from continuing operations in our Europe division decreased 74% to $1.0 million for the second quarter of 2007 from $3.9 million for the second quarter of 2006. As a percent of revenue, operating income decreased 2.6 percentage points. The decrease in operating income was due to a 19% decrease in gross profit and a 22% increase in SG&A expenses. The increase in SG&A expenses was primarily due to an increase in personnel costs and fluctuations in foreign currencies. The decrease in profitability was driven by lower gross margins on converged devices. For the six months ended June 30, 2007, operating income from continuing operations in our Europe division decreased 67% to $1.8 million from $5.3 million for the same period in the prior year. As a percentage of revenue, operating income decreased 1.9 percentage points.
Operating loss from continuing operations in our corporate headquarters increased $1.3 million to $6.3 million for the second quarter of 2007 compared to the same period in the prior year. The increase in operating loss was due primarily to a $0.5 million increase in personnel costs and a $0.5 million increase in professional fees primarily related to costs incurred in connection with the acquisition of Dangaard. For the six months ended June 30, 2007, operating loss from continuing operations in our corporate headquarters increased 9% to $11.7 million from $10.7 for the same period in the prior year.
Interest
The components of interest, net are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$4,271	$1,651	159%	$7,731	$3,347	131%
Interest income	(1,981)	(1,531)	29%	(4,291)	(3,150)	36%

Interest, net	$2,290	$120	—	$3,440	$197	—

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. For the six months ended June 30, 2007 interest expense included a $0.3 million non-cash charge to write-off unamortized deferred financing costs related to the replacement of our asset backed credit facilities in North America and Australia and approximately $1.0 million in additional interest expense as a result of borrowings for the CellStar acquisition. The remaining increase of $1.9 million was due primarily to working capital requirements in our Asia-Pacific division. Interest expense was partially offset by interest income from short-term investments. At June 30, 2007, we had $95.1 million of borrowings outstanding on our lines of credit. The timing of payments to suppliers and collections from customers causes our cash balances and borrowings to fluctuate throughout the year. During the three-month and six-month periods ended June 30, 2007, the largest outstanding borrowings on a given day were approximately $153.9 million, and average outstanding borrowings were approximately $120.0 million and $86.4 million for the same respective periods. We had $17.6 million of borrowings outstanding on lines of credit at December 31, 2006. During the three-month and six-month periods ended June 30, 2006, the largest outstanding borrowings on a given day were approximately $32.0 and 35.7 million, with average outstanding borrowings of approximately $15.1 million and $18.5 million for the same respective periods.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2006	Change		2007	2006	Change
	(Amounts in 000s)				(Amounts in 000s)
Income tax expense	$(12,063)	$3,046	(496)%		$(10,717)	$6,547	(264)%
Effective tax rate	(378.4)%	27.1%	(405.4	) points	(121.2)%	27.6%	(148.7	) points
Income tax benefit for the second quarter of 2007 was $12.1 million, which included a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards. Based on taxable income and utilization of prior net operating loss carryforwards, it became more likely than not during the second quarter of 2007 that we will be able to utilize these foreign tax credits prior to their expiration. Excluding the effect of this $14.1 million benefit, income tax expense for the second quarter of 2007 was $2.0 million resulting in an effective tax rate of 36.0% compared to an effective tax rate of 27.1% for the second quarter of 2006. The increase in the effective income tax rate was the result of a shift in mix of income between jurisdictions and non-deductible stock based compensation expenses.
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

	Three Months Ended		Trailing Four Quarters Ended
	June 30,		June 30,
(Amounts in 000s)	2007	2006	2007	2006
Operating income after taxes:
Operating income from continuing operations	$8,191	$11,326	$37,049	$51,400
Plus: Facility consolidation charge (benefit)	—	—	—	(279)
Less: estimated income taxes (1)	17,463	(3,064)	9,940	(13,185)

Operating income after taxes	$25,654	$8,262	$46,989	$37,936

Invested Capital:
Debt	$95,069	$—	$95,069	$—
Shareholders’ equity	228,791	165,123	228,791	165,123

Invested capital	$323,860	$165,123	$323,860	$165,123

Average invested capital (2)	$309,164	$157,042	$234,545	$151,741
ROIC (3)	33%	21%	20%	25%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing four quarters represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four (4).
ROIC was positively impacted for the three months and trailing four quarters ended June 30, 2007 compared to the same periods in the prior year by the $14.1 million tax benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards discussed above. Invested capital was negatively impacted for the three months and trailing four quarters ended June 30, 2007 by an increase in invested capital to fund the acquisition of CellStar as well as an increase in invested capital for wireless devices procured in connection with our expanded global relationship with a major original equipment manufacturer.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Six Months Ended
	June 30,
	2007	2006	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(11,867)	$(11,575)	$(292)
Investing activities	(77,961)	(6,602)	(71,359)
Financing activities	76,618	(5,213)	81,831
Effect of exchange rate changes on cash and cash equivalents	2,836	(131)	2,967

Net increase (decrease) in cash and cash equivalents	$(10,374)	$(23,521)	$13,147

Net cash used in operating activities was $11.9 million for the six months ended June 30, 2007 compared to $11.6 million for the same period in the prior year, an increase of $0.3 million. Operating cash flow was negatively impacted in 2007 by the timing of payments for wireless devices procured in connection with our expanded global relationship with a major original equipment manufacturer. This negative impact exceeded the negative impact in 2006 resulting from the use of $15.7 million used to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway during the first quarter of 2006.
Net cash used for investing activities was $78.0 million for the six months ended June 30, 2007 compared to $6.6 million for the same period in the prior year. This increase is due primarily to the $68.9 of cash used in connection with the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation.
Net cash provided by financing activities was $76.6 million for the six months ended June 30, 2007 compared to net cash used for financing activities of $5.2 million for the same period in 2006, a change of $81.8 million primarily due to:
•	$76.3 million additional net proceeds from credit facilities during the six months ended June 30, 2007 compared to the same period in the prior year.

•	$18.0 million less cash used to repurchase our Common Stock during the six months ended June 30, 2007 compared to the same period in the prior year.
partially offset by:
•	$7.4 million less excess tax benefits for the six months ended June 30, 2007 compared to the same period in the prior year.

•	$3.4 million less cash from proceeds from stock option exercises during the six months ended June 30, 2007 compared to the same period in the prior year.

•	$1.8 million of deferred financing costs paid during the six months ended June 30, 2007 in connection with our new global revolving credit facility.

Cash Conversion Cycle

	Three Months Ended
	June 30,
	2007	2006
Days sales outstanding in accounts receivable	27	25
Days inventory on-hand	30	26
Days payable outstanding	(34)	(40)

Cash Conversion Cycle Days	23	11
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
During the second quarter of 2007, the cash conversion cycle increased to 22 days from 11 days compared to the same period in the prior year. The change in the cash conversion cycle was primarily due to the 4-day increase in days inventory on-hand combined with the 6-day decrease in days payable outstanding. The 4-day increase in days inventory on-hand was primarily due to the remaining inventory on hand from significant purchases of wireless devices in September 2006 and December 2006 as part of an expanded global relationship with a major original equipment manufacturer in our Asia-Pacific division. The 6-day decrease in days payable outstanding was primarily driven by a decrease in accounts payable associated with this slower moving Asia inventory.
Lines of Credit
The table below summarizes lines of credit that were available to the Company as of June 30, 2007 (in thousands):

				Letters of Credit &	Net
	Commitment	Gross Availability	Outstanding	Guarantees	Availability

Global Facility	$240,000	$240,000	$83,930	$32,208	$123,862
Norway	2,545	2,545	—	—	2,545
India	15,000	15,000	1,474	3,440	10,086
Sweden	4,390	4,390	—	—	4,390
Slovakia	21,000	21,000	9,665	—	11,335

Total	$282,935	$282,935	$95,069	$35,648	$152,218

On July 31, 2007, we entered into the First Amendment which, among other things, resulted in: (i) an increase in the amount available under the secured revolving credit facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original principal amount equivalent to $125.0 million, (iii) the extension to the foreign borrowers, including two of the Dangaard companies, of a term loan in an original principal amount equivalent to $125.0 million, (iv) the addition to the Credit Agreement of two Dangaard companies as foreign borrowers and five other Dangaard companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who will become new members of the bank group upon the closing of the First Amendment. The amendment was co-arranged by Banc of America Securities LLC, and ABN Amro N.V. with participation in the facility by Nordea Bank Danmark A/S, Citibank, N.A., The Royal Bank of Scotland PLC, Bank DnB NORD AS, Fifth Third Bank, Inc., General Electric Capital Corporation, Wells Fargo Bank, N.A., Deutsche Bank AG, National City Bank, Bank of Tokyo-Mitsubishi Trust Company, Nykredit Bank A/S, HSH Nordbank AG, and BMO Capital Markets Financing, Inc. Nordea Bank Danmark A/S, which was previously the largeset lender to Dangaard Telecom, joined as the largest credit provider under the amended credit facility.

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

	June 30,	December 31,
(Amounts in 000s)	2007	2006	% Change

Unrestricted cash	$43,756	$54,130	(19)%
Unused borrowing availability	152,218	75,704	101%

Liquidity	$195,974	$129,834	51%

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
There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, except that we are still in the process of integrating the CellStar operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of the acquisition of certain assets and assumption of certain liabilities from CellStar, which closed on the last day of the previous fiscal quarter, on our internal control over financial reporting has been excluded. See Note 2 to the Consolidated Financial Statements included in Item 1 for a discussion of the CellStar acquisition.

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
Subsequent Event:
On July 31, 2007, we acquired Dangaard Telecom which had the following claims and/or disputes in excess of $500,000:
German value-added tax authorities
There are two disputes pending with Finanzamt Flensburg, the German value-added tax, or VAT, authorities (the Finanzamt):
In the first dispute, Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received an assessment from the Finanzamt claiming that local German VAT should be applied on sales made by Dangaard Telecom Denmark A/S to two specific German customers in 1997 and 1998. Finanzamt claimed approximately $2.86 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to this dispute when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
In the second dispute, Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received a notice from the Finanzamt claiming that local German VAT should be applied on all sales made by Dangaard Telecom Denmark A/S to German customers during the years 1999 to 2004. Finanzamt claimed approximately $8.05 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
Fleggaard group of companies
The former headquarters of Dangaard Telecom was in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and has claimed $1.4 million in damages. Dangaard Telecom continues to dispute this claim and intends to defend this matter vigorously.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.71 million. Dangaard Telecom Norway AS Group continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).

German tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Germany Holding GmbH, received notice from the German tax authorities regarding tax claims in connection with the deductibility of certain stock adjustments and various fees during the period 1998 to 2002. Dangaard Telecom Germany Holding GmbH agreed to pay part of the claim, and the current amount in dispute is $1.8 million. Dangaard Telecom Germany Holding GmbH continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom are obliged to indemnify Dangaard Holding with respect to any such tax claims. Due to the claim’s limited size, however, it will be below an agreed upon threshold, therefore the indemnification would not be activated by this claim if no other claims for indemnification have been or are asserted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases of Common Stock made by the Company during the three months ended June 30, 2007:

Total number
			of shares	Total amount
			purchased as	purchased as	Maximum dollar
			part of the	part of	value of shares
	Total number	Average	publicly	the publicly	that may yet be
	of shares	price paid	announced	announced	purchased under
Month of purchase	Purchased (1)	per share	program	program	the program

April 1 – April 30, 2007	—	—	—	—	$—
May 1 – May 31, 2007	—	—	—	—	—
June 1 – June 30, 2007	149	$12.59	—	—	—

Total	149	$12.59	—	—	—

(1)	Represents shares of Common Stock repurchased by the Company to pay employee withholding taxes due upon the vesting of restricted stock units.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Cautionary Statements(1)

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)

Date: August 8, 2007	/s/ Robert J. Laikin Robert J. Laikin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	/s/ Anthony W. Boor

Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 8, 2007	/s/ Vincent Donargo

Vincent Donargo
Vice President, Corporate Controller, Chief
Accounting Officer
(Principal Accounting Officer)