Form 10-Q
period 2007-09-30
BRIGHTPOINT INC
filed 2007-11-08
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
0-23494
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
The number of shares of Common Stock outstanding as of November 2, 2007: 81,331,714

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Distribution revenue	$1,085,094	$552,402	$2,419,114	$1,502,888
Logistic services revenue	92,892	81,337	251,496	245,264

Total revenue	1,177,986	633,739	2,670,610	1,748,152

Cost of revenue
Cost of distribution revenue	1,035,410	529,784	2,329,690	1,441,026
Cost of logistic services revenue	64,535	66,953	188,581	198,068

Total cost of revenue	1,099,945	596,737	2,518,271	1,639,094

Gross profit	78,041	37,002	152,339	109,058

Selling, general and administrative expenses	51,368	24,421	112,349	72,415
Amortization	3,892	107	4,636	283
Facility consolidation expense (benefit)	166	—	166	(9)

Operating income from continuing operations	22,615	12,474	35,188	36,369

Interest, net	5,877	226	9,317	423
Other expenses	551	275	838	213

Income from continuing operations before income taxes	16,187	11,973	25,033	35,733

Income tax (benefit) expense	2,996	3,029	(7,721)	9,576

Income from continuing operations before minority interest	13,191	8,944	32,754	26,157

Minority interest, net of income taxes	207	—	207	—

Income from continuing operations	12,984	8,944	32,547	26,157

Discontinued operations, net of income taxes:
Loss from discontinued operations	(22)	(183)	(59)	(358)
Gain on disposal of discontinued operations	—	3	12	74

Total discontinued operations, net of income taxes	(22)	(180)	(47)	(284)

Net income	$12,962	$8,764	$32,500	$25,873

Earnings per share — basic:
Income from continuing operations	$0.18	$0.18	$0.58	$0.53
Discontinued operations, net of income taxes	—	—	—	—

Net income	$0.18	$0.18	$0.58	$0.53

Earnings per share — diluted:
Income from continuing operations	$0.18	$0.18	$0.57	$0.52
Discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net income	$0.18	$0.17	$0.57	$0.51

Weighted average common shares outstanding:
Basic	70,076	49,243	56,488	49,026

Diluted	71,125	50,403	57,551	50,581

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,476	$54,130
Pledged cash	3,275	201
Accounts receivable (less allowance for doubtful accounts of $16,587 in 2007 and $4,926 in 2006)	617,489	228,186
Inventories	419,355	391,657
Contract financing receivable	3,579	20,161
Contract financing inventory	—	7,293
Other current assets	55,050	25,870

Total current assets	1,161,224	727,498

Property and equipment, net	72,120	37,904
Goodwill	354,302	6,976
Other intangibles, net	136,981	1,243
Other assets	28,288	4,732

Total assets	$1,752,915	$778,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560,609	$454,552
Accrued expenses	164,946	68,320
Contract financing payable	1,962	30,991
Current portion of long-term debt	14,137	—
Lines of credit and other short-term borrowings	82,748	13,875

Total current liabilities	824,402	567,738

Long-term liabilities:
Lines of credit, long-term	42,467	3,750
Long-term debt	237,937	—
Other long-term liabilities	47,557	12,037

Total long-term liabilities	327,961	15,787

Total liabilities	1,152,363	583,525

COMMITMENTS AND CONTINGENCIES

Minority interest	672	—

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 88,063 issued in 2007 and 57,536 issued in 2006	881	575
Additional paid-in-capital	613,935	266,756
Treasury stock, at cost, 6,928 shares in 2007 and 6,891 shares in 2006	(58,695)	(58,295)
Retained earnings (deficit)	14,574	(17,918)
Accumulated other comprehensive income	29,185	3,710

Total shareholders’ equity	599,880	194,828

Total liabilities and shareholders’ equity	$1,752,915	$778,353

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$32,500	$25,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,658	9,139
Discontinued operations	(47)	284
Pledged cash requirements	(2,991)	(13)
Non-cash compensation	4,485	4,120
Facility consolidation charge (benefit)	166	(9)
Change in deferred taxes	(18,132)	(483)
Other non-cash	2,352	1,368

	32,991	40,279

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(10,841)	(27,323)
Inventories	203,537	(158,598)
Other operating assets	(4,312)	(1,546)
Accounts payable and accrued expenses	(124,864)	154,720

Net cash provided by operating activities	96,511	7,532

Investing activities
Capital expenditures	(16,172)	(14,122)
Acquisitions, net of cash acquired	(69,141)	(801)
Net cash provided by (used in) contract financing arrangements	(5,022)	9,587
Increase in other assets	(403)	(18)

Net cash used in investing activities	(90,738)	(5,354)

Financing activities
Net proceeds from credit facilities	37,832	—
Repayments on debt assumed from Dangaard Telecom	(284,557)	—
Borrowings of long-term debt	250,000	—
Repayments of long-term debt	(1,415)	—
Deferred financing costs paid	(4,433)	—
Purchase of treasury stock	(400)	(18,360)
Excess tax benefit from equity based compensation	774	8,443
Proceeds from common stock issuances under employee stock option plans	1,903	5,693

Net cash used in financing activities	(296)	(4,224)

Effect of exchange rate changes on cash and cash equivalents	2,869	(414)

Net increase (decrease) in cash and cash equivalents	8,346	(2,460)
Cash and cash equivalents at beginning of period	54,130	106,053

Cash and cash equivalents at end of period	$62,476	$103,593

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
General
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect the wireless device industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Brightpoint, Inc.’s financial position, results of operations or cash flows. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations	$12,984	$8,944	$32,547	$26,157
Discontinued operations, net of income taxes	(22)	(180)	(47)	(284)

Net Income	$12,962	$8,764	$32,500	$25,873

Earnings per share — basic:
Income from continuing operations	$0.18	$0.18	$0.58	$0.53
Discontinued operations, net of income taxes	—	—	—	—

Net income	$0.18	$0.18	$0.58	$0.53

Earnings per share — diluted:
Income from continuing operations	$0.18	$0.18	$0.57	$0.52
Discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net income	$0.18	$0.17	$0.57	$0.51

Weighted average shares outstanding for basic earnings per share	70,076	49,243	56,488	49,026
Net effect of dilutive stock options, restricted stock units and restricted stock based on the treasury stock method using average market price	1,049	1,160	1,063	1,555

Weighted average shares outstanding for diulted earnings per share	71,125	50,403	57,551	50,581

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Other Comprehensive Income
Comprehensive income is comprised of net income, unrealized gains and losses from marketable securities, and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$12,962	$8,764	$32,500	$25,873
Unrealized gain on marketable securities	149	—	149	—
Foreign Currency Translation	18,673	774	25,326	2,008

Comprehensive Income	$31,784	$9,538	$57,975	$27,881

2. Acquisitions
On March 30, 2007, the Company completed its acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $68.9 million (including direct acquisition costs). The purchase price is subject to further adjustment as issues concerning net asset adjustments and other matters set forth in the Purchase Agreement are resolved. Results of operations related to this acquisition have been included in the Company’s Consolidated Statement of Operations beginning in the second quarter of 2007.
On July 31, 2007, the Company completed its acquisition of all of the issued and outstanding capital stock of Dangaard Telecom A/S, a Danish company (Dangaard Telecom) from Dangaard Holding A/S (Dangaard Holding), a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered Common Stock, $0.01 par value. In addition, the Company assumed approximately $348.7 million of Dangaard Telecom’s indebtedness. The acquisition of Dangaard Telecom expands the Company’s existing European operations as Dangaard Telecom is the leading distributor of wireless devices and accessories in Europe.
The purchase price for the Dangaard Telecom acquisition was $344.9 million (including direct acquisition costs). The fair value of Brightpoint’s common stock was measured in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Total equity consideration was estimated using a Brightpoint stock price of $11.25 per share, which represents the average Brightpoint closing stock price beginning two trading days before and ending two trading days after February 20, 2007, the date of the public announcement of the definitive purchase agreement. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuation of certain assets and liabilities primarily related to the determination of amounts that will be paid in connection with consolidating certain facilities. The Company will finalize the purchase price allocation once it has finished its assessment but generally no later than one year from the acquisition date. The preparation of the valuation of intangible assets required the use of significant assumptions and estimates. Critical estimates included, but were not limited to future expected cash flows and the applicable discount rates as of the date of the acquisition. These estimates were based on assumptions that the Company believed to be reasonable as of the date of acquisition; however, actual results may differ from these estimates. Results of operations related to this acquisition are included in the Company’s Consolidated Statement of Operations beginning on August 1, 2007.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the Dangaard Telecom acquisition at the closing date (in thousands):

July 31, 2007
(Unaudited)
Current assets:
Cash	$7,104
Accounts receivable	288,439
Inventories	181,680
Other current assets	20,686

Total current assets	497,909

Property and equipment	25,224
Goodwill	285,238
Intangible assets	123,148
Other assets	9,247

Total assets acquired	940,766

Liabilities:
Accounts payable	142,409
Accrued expenses	65,027
Debt	348,736
Deferred taxes	38,156
Other	1,161
Minority interest	427

Total liabilities assumed	595,916

Net assets acquired	$344,850

The assets acquired included $123.1 million of finite-lived intangible assets assigned to the customer relationships. The acquired intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to the future cash flows of the Company. The intangible assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. The Company believes that these cash flows are most reflective of the pattern in which the economic benefit of the intangible assets will be consumed. For the three and nine months ended September 30, 2007 approximately $3.2 million of amortization expense related to the acquired intangible assets was included in the Company’s Consolidated Statement of Operations.
The deferred tax liabilities relate to the tax impact of future amortization associated with the identified intangible assets acquired which are not deductible for tax purposes.
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming each of the acquisitions discussed above took place at the beginning of each period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$1,348,123	$1,273,800	$3,910,967	$3,606,007
Income from continuing operations	6,124	12,461	17,154	34,266
Net income	6,102	12,281	17,107	33,982

Earnings per share – diluted	$0.08	$0.15	$0.21	$0.42
Three months ended :
(amounts in 000s)

			Dangaard
September 30, 2007	CellStar	Note	Telecom	Note	Brightpoint	Adjustments	Note	Consolidated
Revenue	$—	(1)	$196,530		$1,177,986	$(26,393)	(3)	$1,348,123
Income from continuing operations	—	(1)	(7,170)	(2)	12,984	310	(4)	6,124
Net income	—	(1)	(7,170)		12,962	310		6,102

Weighted average shares outstanding — diluted					71,125	9,783	(5)	80,908

Earnings per share — diluted					$0.18			$0.08

September 30, 2006
Revenue	$150,441		$523,831		$633,739	$(34,211)	(3)	$1,273,800
Income from continuing operations	569		7,115		8,944	(4,051)	(4)	12,577
Net income	569		7,115		8,764	(4,051)		12,397

Weighted average shares outstanding — diluted					50,403	30,000	(5)	80,403

Earnings per share — diluted					$0.18			$0.15
Nine months ended:
(amounts in 000s)

			Dangaard
September 30, 2007	CellStar	Note	Telecom		Brightpoint	Adjustments	Note	Consolidated
Revenue	$126,991	(1)	$1,268,373		$2,670,610	$(155,007)	(3)	$3,910,967
Income from continuing operations	(73)	(1)	(8,722)	(2)	32,547	(6,597)	(4)	17,154
Net income	(73)	(1)	(8,722)		32,500	(6,597)		17,107

Weighted average shares outstanding — diluted					57,551	23,187	(5)	80,738

Earnings per share — diluted					$0.57			$0.21

September 30, 2006
Revenue	$455,358		$1,544,443		$1,748,152	$(141,946)	(3)	$3,606,007
Income from continuing operations	4,428		16,192		26,157	(15,288)	(4)	31,489
Net income	4,428		16,192		25,873	(15,288)		31,205

Weighted average shares outstanding — diluted					50,581	30,000	(5)	80,581

Earnings per share — diluted					$0.52			$0.39

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Pro-forma adjustments
(1)	Results for CellStar are included in the financial results of Brightpoint for the period April 1, 2007 – September 30, 2007.

(2)	Results for Dangaard Telecom are included in the financial results of Brightpoint for the period August 1, 2007 – September 30, 2007. Dangaard Telecom results for the one month ended July 31, 2007 include a charge of $2.1 million to write-off unamortized deferred financing costs and $1.0 million of integration costs. In addition, results for the nine months ended September 30, 2007 included charges of approximately $11.0 million to $13.0 million of adjustments related to obsolescence, warranty and other reserves.

(3)	To reclassify the cost of revenue that was historically presented on a gross basis to a net basis to conform with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and Brightpoint accounting policy.

(4)	To record the following:
•	amortization of the intangible assets recorded as a result of the acquisitions of CellStar and Dangaard Telecom,

•	reversal of the write-off of unamortized deferred financing costs recorded in July 2007,

•	interest expense on borrowings used to finance the CellStar acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.
(5)	To adjust the weighted average number of shares outstanding used to determine diluted pro forma earnings per share assuming the 30,000,000 shares of the Company’s unregistered Common Stock used to acquire Dangaard Telecom were issued at the beginning of the period presented.
3. Income Tax
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretations No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 became effective for the Company on January 1, 2007. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 was not material. As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.2 million ($0.1 million in interest and $2.1 million of tax positions), which if recognized, would favorably affect the effective tax rate. Interest costs and penalties related to income taxes are classified as tax expense.

The Company and its subsidiaries file income tax returns in the U.S. Federal, various states and various foreign jurisdictions. The Company remains subject to examination by U.S. Federal and major state jurisdictions for years 2004-2006 and by major foreign tax jurisdictions for years 2001-2006.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to September 30, 2008.

Income tax expense for the third quarter of 2007 was $3.0 million, net of a $2.1 million benefit tax resulting from a reduction in the statutory tax rate in Germany. Excluding the effect of this $2.1 million benefit, the effective tax rate for the third quarter of 2007 would have been 31.8% compared to an effective tax rate of 25.3% for the third quarter of 2006. The increase in the effective income tax rate was the result of a shift in mix of income between jurisdictions.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
4. Borrowings
At September 30, 2007, the Company and its subsidiaries were in compliance with the covenants in each of its material credit agreements. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes borrowings that were available to the Company as of September 30, 2007 (in thousands):

	Gross		Letters of Credit &	Net
	Availability	Outstanding	Guarantees	Availability
Global Term Loan	$252,074	$252,074	$—	$—
Global Revolving Line of Credit	300,000	42,202	23,296	234,502
Accounts Receivable Factoring	58,814	58,814	—	—
Other	43,357	24,199	3,523	15,635

Total	$654,245	$377,289	$26,819	$250,137

On February 16, 2007, the Company entered into a global credit agreement, referred to as the Credit Agreement, by and among the Company (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The line of credit contained an uncommitted accordion facility pursuant to which the Company was able to increase the total commitment under the revolving credit facility up to $240.0 million. On March 30, 2007, the Company and certain of its subsidiaries entered into a Commitment Increase Agreement with the Guarantors, the Administrative Agent and the Lenders to increase the total commitment under the revolving credit facility to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of the Company’s property and a pledge of the voting stock issued by certain of its subsidiaries. The Credit Agreement replaced the Company’s $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the Credit Agreement dated December 24, 2002, as amended. The Company incurred a $0.3 million non-cash charge to write-off unamortized deferred financing costs related to the replacement of these credit facilities. This charge is included as a component of “Interest, net” in the Company’s Consolidated Statement of Operations for the nine month period ended September 30, 2007.
On July 31, 2007, the parties to the Credit Agreement entered into the First Amendment to the Credit Agreement (the First Amendment), which, among other things, resulted in: (i) an increase in the amount available under the secured revolving credit facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original principal amount equivalent to $125.0 million, (iii) the extension to the foreign borrowers, including two of the Dangaard companies, of a term loan in an original principal amount denominated in Euros equivalent to $125.0 million, (iv) the addition to the Credit Agreement of two Dangaard companies as foreign borrowers and five other Dangaard companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who became new members of the bank group upon the closing of the First Amendment. The amendment was co-arranged by Banc of America Securities LLC, and ABN Amro N.V. with participation in the facility by Nordea Bank Danmark A/S, Citibank, N.A., The Royal Bank of Scotland PLC, Bank DnB NORD AS, Fifth Third Bank, Inc., General Electric Capital Corporation, Wells Fargo Bank, N.A., Deutsche Bank AG, National City Bank, Bank of Tokyo-Mitsubishi Trust Company, Nykredit Bank A/S, HSH Nordbank AG, and BMO Capital Markets Financing, Inc.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of September 30, 2007, the Company has issued $23.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of September 30, 2007, the maximum future payments under these letters of credit are $23.3 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on certain devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. During 2006, this supplier re-branded its devices and provides aftermarket support services including warranty repairs. The Company does not provide warranty repair services on the re-branded devices on behalf of the supplier, but the Company does provide aftermarket support services including warranty repairs for wireless for devices sold by one of the Company’s European operations to one customer. Sales of devices for which the Company provides warranty repair services have decreased significantly since this supplier re-branded its devices. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates. The change in estimate for the nine months ended September 30, 2007 was a result of higher failure rates and higher cost of repairs than previously experienced. The obligation assumed through the acquisition of Dangaard Telecom is related to a similar program. A summary of the changes in the product warranty accrual is as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
January 1	$3,063	$2,117
Warranty liability assumed from Dangaard	3,308	—
Provision for product warranties	1,815	4,026
Change in estimate	1,516	(461)
Settlements during the period	(5,514)	(2,459)

September 30	$4,188	$3,223

Brightpoint, Inc.
Notes to Consolidated Financial Statements
6. Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Spain, Sweden, Switzerland, United Arab Emirates, United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. During the third quarter of 2007, the Company reclassified its operating entities in India and the United Arab Emirates into the Emerging Markets reporting segment from the Asia-Pacific reporting segment. Segment information as of and for the three and nine months ended September 30, 2006 has been reclassified to conform to the 2007 presentation. The Company identifies its reportable segments based on management responsibility of its four divisions: the Americas, Asia-Pacific, Emerging Markets, and Europe. The Company’s operating segments have been aggregated into these four reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). As further discussed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, we changed our measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Segment information as of and for three and nine months ended September 30, 2006 has been reclassified to conform to the 2007 presentation.
A summary of the Company’s operations by segment is presented below (in thousands) for the three-month and nine month periods ended September 30, 2007 and 2006:

			Emerging		Corporate and
Three Months Ended September 30, 2007:	Americas	Asia-Pacific	Markets	Europe	Reconciling Items	Total
Distribution revenue	$256,013	$352,114	$37,803	$439,164	$—	$1,085,094
Logistic services revenue	51,083	5,196	4,065	32,548	—	92,892

Total revenue from external customers	$307,096	$357,310	$41,868	$471,712	$—	$1,177,986

Operating income (loss) from continuing operations	$13,036	$7,771	$558	$8,605	$(7,355)	$22,615
Depreciation and amortization	2,552	342	340	4,052	128	7,414
Capital expenditures	(1,026)	(76)	(178)	(5,478)	(98)	(6,856)
Three Months Ended September 30, 2006:
Distribution revenue	$158,278	$245,489	$39,070	$109,565	$—	$552,402
Logistic services revenue	48,567	4,147	1,519	27,104	—	81,337

Total revenue from external customers	$206,845	$249,636	$40,589	$136,669	$—	$633,739

Operating income (loss) from continuing operations	$8,604	$5,530	$(1,432)	$4,103	$(4,331)	$12,474
Depreciation and amortization	2,135	247	392	217	90	3,082
Capital expenditures	(3,562)	(234)	(357)	(198)	(127)	(4,477)
Nine Months Ended September 30, 2007:
Distribution revenue	$662,882	$971,862	$115,498	$668,872	$—	$2,419,114
Logistic services revenue	142,636	14,142	10,738	83,980	—	251,496

Total revenue from external customers	$805,518	$986,004	$126,236	$752,852	$—	$2,670,610

Operating income (loss) from continuing operations	$26,882	$17,350	$(489)	$10,369	$(19,024)	$35,188
Depreciation and amortization	7,684	950	1,108	4,553	363	14,658
Capital expenditures	(8,814)	(1,541)	(385)	(5,076)	(356)	(16,172)
Nine Months Ended September 30, 2006:
Distribution revenue	$445,102	$679,839	$100,162	$277,785	$—	$1,502,888
Logistic services revenue	154,827	13,731	5,140	71,566	—	245,264

Total revenue from external customers	$599,929	$693,570	$105,302	$349,351	$—	$1,748,152

Operating income (loss) from continuing operations	$30,317	$13,475	$(1,790)	$9,374	$(15,007)	$36,369
Depreciation and amortization	6,444	649	1,209	626	210	9,139
Capital expenditures	(11,248)	(813)	(824)	(419)	(818)	(14,122)

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Additional segment information is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Total segment assets:
Americas	$329,699	$226,634
Asia-Pacific	171,948	338,836
Emerging Markets	44,128	40,293
Europe	1,178,046	162,598
Corporate	29,094	9,992

	$1,752,915	$778,353

7. Contingencies
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.
On July 31, 2007, we acquired Dangaard Telecom which had the following material claims and/or disputes:
German value-added tax authorities
There are two disputes pending with Finanzamt Flensburg, the German value-added tax, or VAT, authorities (the Finanzamt):
In the first dispute, Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received an assessment from the Finanzamt claiming that local German VAT should be applied on sales made by Dangaard Telecom Denmark A/S to two specific German customers in 1997 and 1998. Finanzamt claimed approximately $2.9 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to this dispute when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
In the second dispute, Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received a notice from the Finanzamt claiming that local German VAT should be applied on all sales made by Dangaard Telecom Denmark A/S to German customers during the years 1999 to 2004. Finanzamt claimed approximately $8.1 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
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
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group continues to dispute this claim and intends to defend this matter

Brightpoint, Inc.
Notes to Consolidated Financial Statements
vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
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
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”), Mobile Virtual Network Operators (MVNOs) and manufacturers with operations centers and/or sales offices in various countries including Australia, Colombia, Finland, Germany, India, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, Slovakia, Sweden, the United Arab Emirates, the United Kingdom and the United States. On July 31, 2007 we acquired Dangaard Telecom A/S (Dangaard Telecom), which expanded our operations to include Austria, Belgium, Denmark, France, Italy, the Netherlands, Poland, Spain, and Switzerland. We provide integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We provide distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
On July 31, 2007, we completed our acquisition of all of the issued and outstanding capital stock of Dangaard Telecom A/S, a Danish company from Dangaard Holding A/S, a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered Common Stock, $0.01 par value. In addition, the Company assumed approximately $348.7 million of Dangaard Telecom’s indebtedness. The acquisition of Dangaard expands the Company’s existing European operations. Dangaard Telecom is the leading distributor of wireless devices and accessories in Europe. Results of operations for Dangaard Telecom are included in our consolidated results of operations beginning on August 1, 2007.
On June 29, 2007 AT&T Inc. announced that it will acquire Dobson Communications Corporation (Dobson). Dobson is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to be completed by the end of 2007. On July 30, 2007, Verizon Wireless announced that it will acquire Rural Cellular Corporation (RCC). RCC is a distribution customer of our North America operations. This acquisition is expected to be completed in the first half of 2008. On September 17, 2007, T-Mobile USA, Inc. announced that it will acquire SunCom Wireless Holdings, Inc. (SunCom). Suncom is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to close in the first half of 2008. These customers are also customers of the operations acquired from CellStar. Should any or all of these acquisitions be completed, our operating results may be negatively impacted. Brightpoint North America is undertaking significant cost cutting efforts including consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations. Savings associated with this facility consolidation and other cost cutting efforts are expected to lower our overall spending. While these cost cutting efforts may help mitigate some of the negative impact from AT&T’s acquisition of Dobson, Verizon’s acquisition of RCC and T-Mobile’s acquisition of SunCom, there can be no assurances that we will be successful in these efforts.
RESULTS OF OPERATIONS
Revenue and Wireless Devices Handled

	Three Months Ended
	September 30,
		% of		% of
	2007	Total	2006	Total	Change
	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$307,096	26%	$206,845	33%	48%
Asia-Pacific	357,310	30%	249,636	39%	43%
Emerging Markets	41,868	4%	40,589	6%	3%
Europe	471,712	40%	136,669	22%	245%

Total	$1,177,986	100%	$633,739	100%	86%

REVENUE BY SERVICE LINE:
Distribution	$1,085,094	92%	$552,402	87%	96%
Logistic services	92,892	8%	81,337	13%	14%

Total	$1,177,986	100%	$633,739	100%	86%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	15,276	69%	9,722	77%	57%
Asia-Pacific	3,742	17%	1,961	15%	91%
Emerging Markets	357	2%	453	4%	(21)%
Europe	2,653	12%	480	4%	453%

Total	22,028	100%	12,616	100%	75%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	7,418	34%	3,417	27%	117%
Logistic services	14,610	66%	9,199	73%	59%

Total	22,028	100%	12,616	100%	75%

Total worldwide revenue was $1.2 billion for the three months ended September 30, 2007, which represents growth of 86% compared to the same period in the prior year. Worldwide distribution revenue increased 96% to $1.1 billion for the three months ended September 30, 2007 compared to $552.4 million for the same period in the prior year. The two months of incremental revenue resulting from the acquisition of Dangaard Telecom positively impacted distribution revenue by approximately 58% for the three months ended September 30, 2007. Excluding the impact of the Dangaard Telecom acquisition, distribution revenue increased 38%, which was driven by growth in wireless devices sold through distribution, partially offset by a lower average selling price. Fluctuations in foreign currencies positively impacted worldwide distribution revenue by approximately 4% for the three months ended September 30, 2007.
Worldwide logistic services revenue increased 14% to $92.9 million for the three months ended September 30, 2007 compared to $81.3 million for the same period in the prior year. The acquisition of Dangaard Telecom positively impacted logistic services revenue by 9%. Excluding the impact of the Dangaard Telecom acquisition, an increase in wireless devices handled positively impacted logistic services revenue by 13%, and fluctuations in foreign currencies positively impacted worldwide logistic services revenue by approximately 6%. These increases in worldwide logistic services revenue were partially offset by a decline in non-handset based services and a decline in average fulfillment fee per unit, which negatively impacted logistic services revenue by approximately 6% and 7% respectively. In addition, a decline in freight revenue negatively impacted worldwide logistic services revenue by 1%. The decrease in non-handset based revenue was primarily due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method in our Americas division. The decrease in average fulfillment fee per unit was primarily due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business.

	Nine Months Ended
	September 30,
		% of		% of
	2007	Total	2006	Total	Change
	(Amounts in 000s)
REVENUE BY DIVISION:
Americas	$805,518	30%	$599,929	34%	34%
Asia-Pacific	986,004	37%	693,570	40%	42%
Emerging Markets	126,236	5%	105,302	6%	20%
Europe	752,852	28%	349,351	20%	116%

Total	$2,670,610	100%	$1,748,152	100%	53%

REVENUE BY SERVICE LINE:
Distribution	$2,419,114	91%	$1,502,888	86%	61%
Logistic services	251,496	9%	245,264	14%	3%

Total	$2,670,610	100%	$1,748,152	100%	53%

WIRELESS DEVICES HANDLED BY DIVISION:
Americas	41,752	75%	30,851	80%	35%
Asia-Pacific	9,249	16%	5,283	14%	75%
Emerging Markets	1,246	2%	1,080	3%	15%
Europe	3,738	7%	1,176	3%	218%

Total	55,985	100%	38,390	100%	46%

WIRELESS DEVICES HANDLED BY SERVICE LINE:
Distribution	16,816	30%	9,157	24%	84%
Logistic services	39,169	70%	29,233	76%	34%

Total	55,985	100%	38,390	100%	46%

Revenue for the nine months ended September 30, 2007 was $2.7 billion, representing 53% growth compared to the nine months ended September 30, 2006. Worldwide distribution revenue increased 61% to $2.4 billion for the nine months ended September 30, 2007 compared to $1.5 billion for the same period in the prior year. The acquisition of Dangaard Telecom positively impacted distribution revenue by 22%. Excluding the impact of the Dangaard Telecom acquisition, distribution revenue increased 39% compared to the nine months ended September 30, 2006, which was driven by growth in wireless devices sold through distribution, partially offset by a decrease in average selling price. The increase in wireless devices sold was driven by increased volume of devices sold to customers served by our Asia-Pacific business as well as incremental volume associated with the CellStar acquisition. The decrease in average selling price was primarily due to a shift in mix to lower priced handsets in our Asia-Pacific division. Fluctuations in foreign currencies positively impacted distribution revenue by 3% for the nine months ended September 30, 2007.
Worldwide logistic services revenue increased 3% to $251.5 million for the nine months ended September 30, 2007 compared to $245.3 million for the same period in the prior year. The acquisition of Dangaard Telecom positively impacted logistic services revenue by 3%. Excluding the impact of the Dangaard Telecom acquisition, logistic services revenue remained flat compared to the nine months ended September 30, 2006. An increase in wireless devices handled positively impacted logistic services revenue by 8%. This increase in logistic services revenue was offset by a decline in non-handset based services and a decrease in the average fulfillment fee per unit, which negatively impacted logistic services revenue by approximately 5% and 3% respectively.

Revenue and wireless devices handled by division:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Americas		% of		% of			% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change
REVENUE:
Distribution	$256,013	83%	$158,278	77%	62%	$662,882	82%	$445,102	74%	49%
Logistic services	51,083	17%	48,567	23%	5%	142,636	18%	154,827	26%	(8)%

Total	$307,096	100%	$206,845	100%	48%	$805,518	100%	$599,929	100%	34%

WIRELESS DEVICES HANDLED:
Distribution	1,966	13%	1,166	12%	69%	4,958	12%	3,132	10%	58%
Logistic services	13,310	87%	8,556	88%	56%	36,794	88%	27,719	90%	33%

Total	15,276	100%	9,722	100%	57%	41,752	100%	30,851	100%	35%

Revenue in our Americas division increased 48% to $307.1 million for the three months ended September 30, 2007 compared to $206.8 million for the same period in the prior year. Distribution revenue increased 62% in our Americas division to $256.0 million for the third quarter of 2007 compared to $158.3 million for the third quarter of 2006. An increase in wireless devices sold through distribution positively impacted distribution revenue by 66%. Increases in freight revenue and fluctuations in foreign currencies both positively impacted distribution revenue by 1% each. These increases were offset by a lower average selling price, which negatively impacted distribution revenue by 6%. The increase in units sold was primarily driven by the acquisition of CellStar.
Logistic services revenue increased 5% to $51.1 million for the three months ended September 30, 2007 compared to $48.6 million for the same period in the prior year. The increase in logistic services revenue in our Americas division was largely driven by an increase in wireless devices handled, which positively impacted logistic services revenue in our Americas division by 22%. This increase was partially offset by a lower average fulfillment fee per unit and a decrease in revenue from non-handset based services, which negatively impacted logistic services revenue in our Americas division by approximately 10% and 8%, respectively. An increase in freight revenue positively impacted logistic services revenue by 1%. The increase in wireless devices handled through logistic services in our Americas division was primarily driven by our successful launch of logistic services for T-Mobile during the second quarter of 2007. In addition, our Americas division experienced an increase in wireless devices handled through logistic services as a result of increased demand due to market growth experienced by current logistic services customers as well as expanded services offered to our current logistic services customers. The decrease in revenue from non-handset based services was due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. Average fulfillment fee per unit decreased due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business. Freight revenue also decreased as a result of the modification of this agreement.
For the nine months ended September 30, 2007, revenue in our Americas division increased 34% to $805.6 million compared to $599.9 million for the same period in the prior year. Distribution revenue increased 49% to $662.9 million for the nine months ended September 30, 2007 compared to $445.1 million for the same period in the prior year. An increase in wireless devices sold through distribution primarily resulting from the acquisition of CellStar positively impacted distribution revenue by 55%. Increases in freight revenue and fluctuations in foreign currencies both positively impacted distribution revenue by 1% each. These increases were offset by a lower average selling price, which negatively impacted distribution revenue by 8%.
Logistic services revenue in our Americas division decreased 8% to $142.6 million for the nine months ended September 30, 2007 compared to $154.8 million for the same period in the prior year. The decrease in logistic services revenue was largely driven by a decrease in revenue from non-handset based services and a lower average fulfillment fee per unit, which negatively impacted logistic services revenue in our Americas division by 13% and 4%, respectively. These decreases were partially offset by an increase in wireless devices handled, which positively impacted logistic services revenue by approximately 12%. A decrease in freight revenue negatively impacted logistic services revenue by approximately 3%. The decrease in revenue from non-handset based services was due primarily to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. The increase in wireless devices handled through logistic services in our Americas division was a result of increased demand due to market growth experienced by current logistic services customers as well as expanded services offered to our current logistic services customers and the successful launch of logistic services for T-Mobile during the second quarter of 2007.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Asia-Pacific		% of		% of			% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

REVENUE:
Distribution	$352,114	99%	$245,489	98%	43%	$971,862	99%	$679,839	98%	43%
Logistic services	5,196	1%	4,147	2%	25%	14,142	1%	13,731	2%	3%

Total	$357,310	100%	$249,636	100%	43%	$986,004	100%	$693,570	100%	42%

WIRELESS DEVICES HANDLED:
Distribution	3,339	89%	1,481	76%	125%	8,110	88%	4,121	78%	97%
Logistic services	403	11%	480	24%	(16)%	1,139	12%	1,162	22%	(2)%

Total	3,742	100%	1,961	100%	91%	9,249	100%	5,283	100%	75%

During the third quarter of 2007, the Company reclassified its operating entities in India and the United Arab Emirates from the Asia-Pacific reporting segment to the Emerging Markets reporting segment. Segment information as of and for the three and nine months ended September 30, 2006 has been reclassified to conform to the 2007 presentation.
Revenue in our Asia-Pacific division increased 43% to $357.3 million for the three months ended September 30, 2007 compared to $249.6 million for the same period in the prior year. Distribution revenue increased 43% to $352.1 million for the third quarter of 2007 from $245.5 million for the third quarter of 2006. Growth in wireless devices sold through distribution positively impacted distribution revenue in our Asia-Pacific division by approximately 117%. The increase in wireless devices sold was partially offset by a lower average selling price, which negatively impacted distribution revenue in our Asia-Pacific division by approximately 76%. Fluctuations in foreign currencies positively impacted distribution revenue by approximately 2% in our Asia-Pacific division for the third quarter of 2007. The increases in distribution revenue and wireless devices sold in our Asia-Pacific division were driven by increased volume of devices sold to customers served by our Singapore business (previously served by our Brightpoint Asia Limited business) as a result of improved product availability at competitive prices as well as new products launched by our suppliers. In addition, we believe we sold more devices to these customers as a result of improved visibility into these channels by serving these customers through our business in Singapore rather than our Brightpoint Asia Limited business. The decrease in average selling price in our Asia-Pacific division was also driven by our Singapore business as a result of a significant increase in sales of lower priced handsets.
Logistic services revenue increased 25% to $5.2 million for the third quarter of 2007 from $4.1 million for the third quarter of 2006. Growth in non-handset based services positively impacted logistic services revenue in our Asia-Pacific division by approximately 9%. In addition, increases in average fulfillment fee per unit and freight revenue positively impacted logistic services revenue by approximately 12% and 5%, respectively. These increases in revenue were partially offset by a decrease in wireless devices handled, which negatively impacted logistic revenue by approximately 7%. Fluctuations in foreign currencies positively impacted logistic services revenue by approximately 6% in our Asia-Pacific division for the third quarter of 2007.
For the nine months ended September 30, 2007, revenue in our Asia-Pacific division increased 42% to $986.0 million compared to $693.6 million for the same period in the prior year. Distribution revenue increased 43% to $971.9 million for the nine months ended September 30, 2007 compared to $679.8 million for the same period in the prior year. An increase in wireless devices sold favorably impacted distribution revenue by 90%, partially offset by a lower average selling price, which negatively impacted distribution revenue by 51%. Logistic services revenue increased 3% to $14.1 million for the nine months ended September 30, 2007 compared to $13.7 million for the same period in the prior year.

		Three Months Ended					Nine Months Ended
		September 30,					September 30,
Emerging Markets		% of		% of			% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

REVENUE:
Distribution	$37,803	90%	$39,069	96%	(3)%	$115,498	91%	$100,162	95%	15%
Logistic services	4,065	10%	1,519	4%	168%	10,738	9%	5,140	5%	109%

Total	$41,868	100%	$40,588	100%	3%	$126,236	100%	$105,302	100%	20%

WIRELESS DEVICES HANDLED:
Distribution	357	100%	453	100%	(21)%	1,246	100%	1,080	100%	15%
Logistic services	—	0%	—	0%	0%	—	0%	—	0%	0%

Total	357	100%	453	100%	(21)%	1,246	100%	1,080	100%	15%

Revenue in our Emerging Markets division increased 3% to $41.9 million for the three months ended September 30, 2007 compared to $40.6 million for the same period in the prior year. Distribution revenue decreased 3% to $37.8 million for the third quarter of 2007 from $39.1 million for the third quarter of 2006. The decrease in distribution revenue in our Emerging Markets division was primarily due to sales in the third quarter of 2006 related to a specific network operator campaign in India that did not recur during the third quarter of 2007. This decrease was partially offset by revenue from the acquired United Arab Emirates operations of Dangaard Telecom. In addition, fluctuations in foreign currencies positively impacted distribution revenue by approximately 9%.
Logistic services revenue increased 168% to $4.1 million for the third quarter of 2007 from $1.5 million for the third quarter of 2006. The increase in logistic services was due to an increase in revenue from repair services in India.
For the nine months ended September 30, 2007, revenue in our Emerging Markets division increased 20% to $126.2 million compared to $105.3 million for the same period in the prior year. Distribution revenue increased 15% to $115.5 million for the nine months ended September 30, 2007 compared to $100.2 million for the same period in the prior year. An increase in wireless devices sold favorably impacted distribution revenue by 13%, which was partially offset by a lower average selling price that negatively impacted distribution revenue by 12%. The acquisition of the Dangaard Telecom operations in the United Arab Emirates also positively impacted distribution revenue in our Emerging Markets division. Fluctuations in foreign currencies positively impacted distribution revenue by 7%. Logistic services revenue increased 109% to $10.7 million for the nine months ended September 30, 2007 compared to $5.1 million for the same period in the prior year due to an increase in revenue from repair services in India.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Europe		% of		% of			% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change

REVENUE:
Distribution	$439,164	93%	$109,565	80%	301%	$668,872	89%	$277,785	80%	141%
Logistic services	32,548	7%	27,104	20%	20%	83,980	11%	71,566	20%	17%

Total	$471,712	100%	$136,669	100%	245%	$752,852	100%	$349,351	100%	116%

WIRELESS DEVICES HANDLED:
Distribution	1,756	66%	317	66%	454%	2,502	67%	824	70%	204%
Logistic services	897	34%	163	34%	450%	1,236	33%	352	30%	251%

Total	2,653	100%	480	100%	453%	3,738	100%	1,176	100%	218%

Revenue in our Europe division increased 245% to $471.7 million for the three months ended September 30, 2007 compared to $136.7 million for the same period in the prior year. Distribution revenue increased 301% to $439.2 million for the third quarter of 2007 compared to $109.6 million for the third quarter of 2006. The increase in distribution revenue was due primarily to the acquisition of Dangaard Telecom. The acquisition of Dangaard Telecom expanded our Europe operations to include nine countries in which we historically did not have a significant operating presence. In countries in which both companies had a significant operating presence, the acquisition of Dangaard Telecom allowed us to increase our market share. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division increased 12%. Fluctuations in foreign currencies positively impacted distribution revenue by approximately 6%.
Logistic services revenue increased 20% to $32.5 million for the third quarter of 2007 compared to $27.1 million for the third quarter of 2006. The increase in logistic services revenue was due primarily to the acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division decreased 6%.
For the nine months ended September 30, 2007, revenue in our Europe division increased 116% to $752.9 million compared to $349.4 million for the same period in the prior year. Distribution revenue increased 141% to $668.9 million for the nine months ended September 30, 2007 compared to $277.8 million for the same period in the prior year. The increase in distribution revenue was due primarily to the acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division increased 27%. Logistic services revenue increased 17% to $84.0 million for the nine months ended September 30, 2007 compared to $71.6 million for the same period in the prior year. The increase in logistic services revenue was due primarily to the acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe operations increased 7%.
Gross Profit and Gross Margin

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
		% of		% of				% of		% of
	2007	Total	2006	Total	Change		2007	Total	2006	Total	Change
	(Amounts in 000s)						(Amounts in 000s)
Distribution	$49,684	64%	$22,618	61%	120%		$89,424	59%	$61,862	57%	45%
Logistic services	28,357	36%	14,384	39%	97%		62,915	41%	47,196	43%	33%

Gross profit	$78,041	100%	$37,002	100%	111%		$152,339	100%	$109,058	100%	40%

Distribution	4.6%		4.1%		0.5	points	3.7%		4.1%		(0.4)	points
Logistic services	30.5%		17.7%		12.8	points	25.0%		19.2%		5.8	points
Gross margin	6.6%		5.8%		0.8	points	5.7%		6.2%		(0.5)	points

Overall, our gross profit increased 111% to $78.0 million for the three months ended September 30, 2007 compared to $37.0 million for the same period in the prior year due to the increase in total revenue and the 0.8 percentage point increase in gross margin. The 0.8 percentage point increase in gross margin was largely driven by a 12.8 percentage point increase in gross margin from our logistic services business. For the nine months ended September 30, 2007, gross margin decreased 0.5 percentage points to 5.7% compared to 6.2% for the same period in the prior year.
Gross profit in our distribution business increased 120% to $49.7 million for the third quarter of 2007 from $22.6 million for the same period in the prior year. The increase in gross profit in our distribution business was due to the growth in distribution revenue primarily related to the acquisitions of Dangaard Telecom and CellStar. The increase in distribution gross margin was primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom. The increase in gross margin in our Europe division was partially offset by a decrease in gross margin in our Asia-Pacific division due to sales of the slow-moving inventory within Asia at lower prices in an effort to improve sell-through of these devices. In addition, gross profit from the sale of these devices during the third quarter of 2006 included certain promotional incentives received from the manufacturer during the third quarter of 2006 that did not recur in 2007. The decrease in gross margin was partially offset by an increase in gross margin on devices sold to customers served by our Singapore business. Distribution gross margin in our Singapore business was significantly higher than historical levels during the third quarter of 2007 as a result of a strong product line-up from our largest supplier as well as favorable product allocation. There can be no assurances that we will continue to experience similar margins in our Singapore business in the future. Our overall distribution gross margin was favorably impacted by approximately 0.3 percentage points during the third quarter of 2007 as a result of higher than normal gross margin in our Singapore business. For the nine months ended September 30, 2007, gross profit in our distribution business increased 45% to $89.4 million from $61.9 million for the same period in the prior year, and gross margin decreased 0.4 percentage points for the same comparative periods.
Gross profit in our logistic services business increased 97% to $28.4 million for the third quarter of 2007 compared to $14.4 million for the same period in the prior year. The increase in gross profit in our logistic services business was primarily due to the 12.8 percentage point increase in gross margin from logistic services. The increase in gross margin from logistic services was primarily driven by our Americas division as a result of improved operating efficiency, increased leverage of our cost infrastructure over higher volumes and a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. The increase in wireless devices handled through logistic services in our Americas division was primarily driven by our successful launch of logistic services for T-Mobile during the second quarter of 2007 as well as an increase in devices handled for our existing customers. Logistic services gross margin was also positively impacted by improved profitability of our repair business in India as well as an increase in logistic services gross profit and gross margin in our Europe division resulting from the acquisition of Dangaard. For the nine months ended September 30, 2007, gross profit in our logistic services business increased 33% to $62.9 million from $47.2 million for the same period in the prior year, and gross margin increased 5.8 percentage points for the same comparative periods.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006	Change		2007	2006	Change
	(Amounts in 000s)				(Amounts in 000s)

SG&A expenses	$51,368	$24,421	110%		$112,349	$72,415	55%
Percent of revenue	4.4%	3.9%	0.5	points	4.2%	4.1%	0.1	points
SG&A expenses increased $26.9 million or 110% for the three months ended September 30, 2007 compared to the same period in the prior year. For the nine months ended September 30, 2007, SG&A expenses increased $39.9 million or 55% compared to the same period in the prior year. As a percent of revenue, SG&A expenses increased 0.5 percentage points for the three months ended September 30, 2007. SG&A expenses as a percentage of revenue increased 0.1 percentage point for the nine months ended September 30, 2007 compared to the same period in the prior year. SG&A expenses associated with the Dangaard operations represented $20.1 million of the overall increase in SG&A expenses for the three and nine months ended 2007. Excluding the impact of the Dangaard Telecom operations, SG&A expenses increased $6.8 million for the three months ended September 30, 2007 primarily due to a $2.8 million increase in our Americas division primarily related to the acquired CellStar operations and the launch of logistic services for T-Mobile, a $1.8 million increase in personnel costs in our corporate headquarters primarily due to an increase in incentive compensation, a $1.0 million increase in personnel costs in our Asia-Pacific division primarily in support of overall growth in unit volumes, and $0.7 million of incremental costs associated with integrating the Dangaard acquisition. The increase in incentive compensation was a result of timing related to the achievement of bonus targets in the third quarter of 2006 and will normalize on an annual basis in the 4th quarter 2007. Excluding the impact of the Dangaard operations, SG&A expenses increased $19.8 million for the nine months ended September 30, 2007. SG&A expenses included $4.5 million of non-cash stock based compensation for the nine months ended September 30, 2007 compared to $4.1 million for the same period in the prior year.
Amortization
Amortization expense was $3.9 million for the 3 months ended September 30, 2007 compared to $0.1 million for the same period in the prior year. For the nine months ended September 30, 2007, amortization expense was $4.6 million compared to $0.3 million for the same period in the prior year. The increase in amortization expense primarily relates to finite-lived intangible assets acquired in connection with the CellStar and Dangaard Telecom transactions. Based on the preliminary estimates of the fair value of assets acquired we expect to recognize amortization expense during the fourth quarter of 2007 of approximately $5.0 to $6.0 million; and for the 2008 fiscal year, we expect to recognize approximately $17.0 to $20.0 million of amortization expense related to the intangible assets acquired in the Dangaard Telecom and CellStar acquisitions.
Operating Income from Continuing Operations

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
	2007	Total	2006	Total	Change	2007	Total	2006	Total	Change
	(Amounts in 000s)					(Amounts in 000s)

Americas	$13,036	58%	$8,604	69%	52%	$26,982	77%	$30,317	83%	(11)%
Asia-Pacific	7,771	34%	5,530	44%	41%	17,350	49%	13,475	37%	29%
Emerging Markets	558	2%	(1,432)	(11%)	139%	(489)	(1%)	(1,790)	(5%)	(73)%
Europe	8,605	38%	4,103	33%	110%	10,369	29%	9,374	26%	11%
Corporate	(7,355)	(33%)	(4,331)	(35%)	70%	(19,024)	(54%)	(15,007)	(41%)	27%

Total	$22,615	99%	$12,474	100%	81%	$35,188	100%	$36,369	100%	(3)%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Americas	4.2%	4.2%	0.0 points	3.3%	5.1%	(1.8) points
Asia-Pacific	2.2%	2.2%	0.0 points	1.8%	1.9%	(0.1)points
Emerging markets	1.3%	(3.5)%	4.8 points	(0.4)%	(1.7)%	1.3 points
Europe	1.8%	3.0%	(1.2) points	1.4%	2.7%	(1.3) points
Total	1.9%	2.0%	(0.1) points	1.3%	2.1%	(0.8) points
As further discussed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, we changed our measure of segment profit to exclude allocated corporate selling, general and administrative expenses. Operating income from continuing operations for the three month and nine months ended September 30, 2006 has been reclassified to conform to the 2007 presentation.

During the third quarter of 2007, the Company reclassified its operating entities in India and the United Arab Emirates from the Asia-Pacific reporting segment to the Emerging Markets reporting segment. Segment information as of and for three and nine months ended September 30, 2006 has been reclassified to conform to the 2007 presentation.
Operating income from continuing operations increased 81% to $22.6 million for the third quarter of 2007 compared to $12.5 million for the third quarter of 2006. The increase in operating income was due to a $41.0 million increase in gross profit offset by a $26.9 million increase in SG&A expenses. Our overall operating income as a percent of revenue was positively impacted by approximately 0.2 percentage points during the third quarter of 2007 due to distribution gross margin in our Singapore business that was significantly higher than historical levels as a result of a strong product line-up from our largest supplier as well as favorable product allocation. There can be no assurances that we will continue to experience similar margins in our Singapore business in the future. For the nine months ended September 30, 2007, operating income from continuing operations decreased 3% to $35.2 million from $36.4 million for the same period in the prior year.
In our Americas division, operating income from continuing operations increased 52% to $13.0 million for the third quarter of 2007 compared to $8.6 million for the third quarter of 2006. As a percent of revenue, operating income remained flat. The increase in operating income was due to a 55% increase in gross profit, which more than offset the 58% increase in SG&A expenses. The increase in gross margin was primarily as a result of improved operating efficiency and increased leverage of our cost infrastructure over higher volumes in our Americas division. During the third quarter of 2007 we consolidated the CellStar operations previously performed in the Coppell, Texas facility into our existing North America facilities. Savings associated with the consolidation of this facility as well as other cost cutting efforts helped us gain operating efficiencies which positively contributed to gross margin for the three months ended September 30, 2007. The increase in SG&A expenses in our Americas division was primarily due to incremental costs from the CellStar acquisition as well as incremental costs to support logistic services for T-Mobile. For the nine months ended September 30, 2007, operating income from continuing operations in our Americas division decreased 11% to $27.0 million from $30.3 million for the same period in the prior year. As a percentage of revenue, operating income decreased 1.8 percentage points. The decline in operating income from continuing operations in our Americas division for the nine months ended September 30, 2007 was primarily as a result of the sale of certain high margin handsets in the first quarter of 2006 that did not recur in 2007, a lower average fulfillment fee per unit due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business and reduced volumes in Colombia, partially offset by the acquisition of the CellStar operations and the launch of logistic services for T-Mobile.
Operating income from continuing operations in our Asia-Pacific division increased 41% to $7.8 million for the third quarter of 2007 from $5.5 million for the third quarter of 2006. As a percent of revenue, operating income remained flat. The increase in operating income was due to a 34% increase in gross profit, which more than offset a 26% increase in SG&A expenses. The increase in gross profit was due primarily to an increase in the volume of devices sold to customers served by our Singapore business (previously served by our Brightpoint Asia Limited business) as a result of improved product availability at competitive prices as well as new products launched by our suppliers. Distribution gross margin in our Singapore business was significantly higher than historical levels during the third quarter of 2007 as a result of a strong product line-up from our largest supplier as well as favorable product allocation. This was partially offset by a decrease in gross margin in our Asia-Pacific division due to sales of the slow-moving inventory within Asia at lower prices in an effort to improve sell-through of these devices. Operating income as a percent of revenue was favorably impacted by 0.6 percentage points during the third quarter of 2007 as a result of these items. There can be no assurances that we will continue to experience similar margins in our Singapore business in the future. The increase in SG&A expenses in our Asia-Pacific division was primarily due to incremental personnel costs in support of overall growth in volume in that division. For the nine months ended September 30, 2007, operating income from continuing operations in our Asia-Pacific division increased 29% to $17.4 million from $13.5 million for the same period in the prior year. As a percentage of revenue, operating income decreased 0.1 percentage points.
Operating income from continuing operations in our Emerging Markets division increased to $0.6 million for the third quarter of 2007 from a $1.4 million loss for the third quarter of 2006. As a percent of revenue, operating income increased 4.8 percentage points. The increase in operating income was primarily due to information technology enhancements which allowed for improved management and tracking of repairs handled, improved profitability of our repair business in India from the consolidation of repair centers and an increase in volume of repairs handled. For the nine months ended September 30, 2007, operating loss from continuing operations in our Emerging Markets division decreased 73% to $0.5 million from $1.8 million for the same period in the prior year. As a percentage of revenue, operating loss decreased 1.3 percentage points.
Operating income from continuing operations in our Europe division increased 110% to $8.6 million for the third quarter of 2007 from $4.1 million for the third quarter of 2006. As a percent of revenue, operating income decreased 1.2 percentage points. The increase in operating income was primarily due to the acquisition of Dangaard Telecom, which significantly expanded our operations in Europe. For the nine months ended September 30, 2007, operating income from continuing operations in our Europe division increased 11% to $10.4 million from $9.4 million for the same period in the prior year. As a percentage of revenue, operating income decreased 1.3 percentage points.
Operating loss from continuing operations in our corporate headquarters increased $3.0 million to $7.4 million for the third quarter of 2007 compared to the same period in the prior year. The increase in operating loss was primarily due to a $1.8 million increase in personnel costs primarily due to an increase in incentive compensation and $0.6 million of incremental costs associated with integrating the Dangaard Telecom acquisition. The increase in incentive compensation was a result of timing related to the achievement of bonus targets in the third quarter of 2006 and will normalize on an annual basis in the 4th quarter 2007. For the nine months ended September 30, 2007, operating loss from continuing operations in our corporate headquarters increased 27% to $19.0 million from $15.0 for the same period in the prior year.
Interest
The components of interest, net are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$6,337	$598	960%	$10,223	$1,681	508%
Interest income	(460)	(372)	24%	(906)	(1,258)	(28)%

Interest, net	$5,877	$226	—	$9,317	$423	—

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. The increase in interest expense for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily due to debt assumed in the Dangaard Telecom acquisition and borrowings for the CellStar acquisition.
Income Tax Expense (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(Amounts in 000s)			(Amounts in 000s)
Income tax expense	$2,996	$3,029	(1)%	$(7,721)	$9,576	(181)%
Effective tax rate	18.5%	25.3%	(6.8) points	(30.8)%	26.8%	(57.6) points
Income tax expense for the third quarter of 2007 was $3.0 million, which is net of a $2.1 million benefit resulting from a reduction in the statutory tax rate in Germany. Excluding the effect of this $2.1 million benefit, income tax expense for the third quarter of 2007 was $5.1 million, resulting in an effective tax rate of 31.8% compared to an effective tax rate of 25.3% for the third quarter of 2006. The increase in the effective income tax rate was the result of a shift in mix of income between jurisdictions. Income tax benefit for the nine months ended September 30, 2007 was $7.7 million, which included the $2.1 million benefit discussed above as well as a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards. Excluding the effect of these benefits, income tax expense for the nine months ended September 30, 2007 was $8.1 million resulting in an effective tax rate of 34.1% compared to an effective tax rate of 26.8% for the same period in the prior year.
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

	Three Months Ended		Trailing Four Quarters Ended
	September 30,		September 30,
(Amounts in 000s)	2007	2006	2007	2006
Operating income after taxes:
Operating income from continuing operations	$22,615	$12,474	$47,189	$52,583
Plus: Facility consolidation charge (benefit)	166	—	166	(9)
Less: estimated income taxes (1)	(4,186)	(3,157)	8,882	(13,594)

Operating income after taxes	$18,595	$9,317	$56,237	$38,980

Invested Capital:
Debt	$377,289	$—	$377,289	$—
Shareholders’ equity	599,880	176,819	599,880	176,819

Invested capital	$977,169	$176,819	$977,169	$176,819

Average invested capital (2)	$650,515	$170,971	$396,954	$156,548
ROIC (3)	11%	22%	14%	25%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter. Average invested capital for the trailing four quarters represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing adjusted operating income after taxes by average invested capital and multiplying the results by four.
The decline in ROIC for the three months and trailing four quarters ended was primarily due to the increase in average invested capital compared to the same periods in the prior year. Average invested capital was negatively impacted for the three months and trailing four quarters ended September 30, 2007 by an increase in invested capital to fund the acquisitions of Dangaard Telecom and CellStar including $335.0 million of acquired goodwill. Operating income after taxes was positively impacted for the three months and trailing four quarters ended September 30, 2007 compared to the same periods in the prior year by the $2.1 million tax benefit resulting from a reduction in the statutory tax rate in Germany discussed above. In addition, operating income after taxes was positively impacted for the trailing four quarters ended September 30, 2007 by the $14.1 million tax benefit related to the reversal of valuation allowances on certain foreign tax credits during the second quarter of 2007.
In addition, operating income after taxes was negatively impacted for the three months ended September 30, 2007 by $2.7 million (after tax) of non-cash amortization expense related to finite-lived intangible assets in connection with the acquisitions of Dangaard Telecom and CellStar discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Nine Months Ended
	September 30,
	2007	2006	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$96,511	$7,532	$88,979
Investing activities	(90,738)	(5,354)	(85,384)
Financing activities	(296)	(4,224)	3,928
Effect of exchange rate changes on cash and cash equivalents	2,869	(414)	3,283

Net increase (decrease) in cash and cash equivalents	$8,346	$(2,460)	$10,806

Net cash provided by operating activities was $96.5 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $7.5 million for the same period in 2006, a change of $89.0 million due primarily to:
•	$96.3 million more cash provided by working capital for the nine months ended September 30, 2007 compared to the same period in the prior year. Cash provided by working capital was $63.5 million for the three months ended September 30, 2007 primarily due to cash provided by working capital in our Asia-Pacific division partially offset by:
•	$13.9 million less cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2007 compared to the same period in the prior year
Net cash used in investing activities was $90.7 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $5.4 million for the same period in 2006. This increase is due primarily to the $69.1 of cash used in connection with the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation and cash used in connection with the acquisition of Dangaard Telecom (net of cash acquired).
Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2007 compared to $4.2 million for the same period in 2006, a change of $3.9 million primarily due to:
•	$248.6 million additional proceeds from net borrowings on long-term debt during the nine months ended September 30, 2007 compared to the same period in the prior year

•	$37.8 million additional proceeds from credit facilities during the nine months ended September 30, 2007 compared to the same period in the prior year

•	$18.0 million less cash used for the purchase of treasury stock partially offset by:
•	$284.6 million of cash used for repayments of debt acquired through the acquisition of Dangaard Telecom

•	$7.7 million less excess tax benefits for the nine months ended September 30, 2007 compared to the same period in the prior year

•	$3.8 million less cash from proceeds from stock option exercises during the nine months ended September 30, 2007 compared to the same period in the prior year

•	$4.4 million of deferred financing costs paid during the nine months ended September 30, 2007 in connection with our new global term loan and revolving credit facility
Cash Conversion Cycle

	Three Months Ended
	September 30,
	2007	2006
Days sales outstanding in accounts receivable	40	24
Days inventory on-hand	34	47
Days payable outstanding	(42)	(60)

Cash Conversion Cycle Days	32	11
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
During the third quarter of 2007, the cash conversion cycle increased to 32 days from 11 days compared to the same period in the prior year. Excluding the acquired operations of Dangaard Telecom, the cash conversion cycle increased 6 days. The 6 day change in the cash conversion cycle excluding the acquired operations of Dangaard was primarily due to a 24-day decrease in days payable outstanding partially offset by a 21-day decrease in days inventory on-hand. The 21-day decrease in days payable outstanding was primarily due a decrease in accounts payable resulting from payments for a large inventory purchase in our Asia-Pacific division made in September 2006. The 24-day decrease in days inventory on-hand was primarily due to the sell-through of the large inventory purchase made in September 2006 in our Asia-Pacific division.
Accounts receivable included approximately $58.8 million of accounts receivable that had been sold to third party financial institutions at September 30, 2007. However, these sales did not qualify for off balance sheet presentation under U.S. GAAP. We anticipate that these arrangements will meet the criteria for off balance sheet presentation at December 31, 2007. As a result, we expect our cash conversion cycle to improve by approximately 5 days for the fourth quarter of 2007 due to the related reduction in accounts receivable.
Lines of Credit
The table below summarizes lines of credit that were available to the Company as of September 30, 2007 (in thousands):

	Gross		Letters of Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Term Loan	$252,074	$252,074	$—	$—
Global Revolving Line of Credit	300,000	42,202	23,296	234,502
Accounts Receivable Factoring	58,814	58,814	—	—
Other	43,357	24,199	3,523	15,635

Total	$654,245	$377,289	$26,819	$250,137

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

	September 30,	December 31,
(Amounts in 000s)	2007	2006	% Change

Unrestricted cash	$62,476	$54,130	15%
Unused borrowing availability	250,137	75,704	230%

Liquidity	$312,613	$129,834	141%

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
There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, except that we are still in the process of integrating the CellStar and Dangaard operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of the acquisition of certain assets and assumption of certain liabilities from CellStar, which closed on the last day of the fiscal quarter ended March 31, 2007, and the impact of the acquisition of Dangaard Telecom A/S, which closed on July 31, 2007, on our internal controls over financial reporting has been excluded. See Note 2 to the Consolidated Financial Statements included in Item 1 for a discussion of the above acquisitions.

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
On July 31, 2007, we acquired Dangaard Telecom which had the following material claims and/or disputes:
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than those risk factors which are set forth below. These changes should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as amended below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Our operating results may be negatively impacted in the event any or all of three recently announced acquisitions of distribution customers of our North America operations is completed. On June 29, 2007, AT&T announced that it will acquire Dobson Communications Corporation, a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to be completed by the end of 2007. On July 30, 2007, Verizon Wireless announced that it will acquire Rural Cellular Corporation (RCC), another distribution customer of our North America operations, and this acquisition is expected to be completed in the first half of 2008. On September 17, 2007, T-Mobile USA, Inc. announced that it will acquire SunCom Wireless Holdings, Inc. (SunCom). Suncom is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to close in the first half of 2008. These customers are also customers of the operations we acquired from CellStar Corporation on March 30, 2007. Should any or all of these acquisitions be completed, our operating results may be negatively impacted. Brightpoint North America is undertaking significant cost cutting efforts including consolidating the CellStar operations previously performed in a facility in Coppell, Texas into our other North America operations. Although savings associated with this facility consolidation and other cost cutting efforts may help mitigate some of the negative impact from AT&T’s acquisition of Dobson, Verizon’s acquisition of RCC and T-Mobile’s acquisition of SunCom, there can be no assurances that we will be successful in these efforts.
Risks relating to our recent acquisition of Dangaard Telecom
     A substantial number of shares will be eligible for future sale by Dangaard Holding and the sale of those shares could adversely affect our stock price. We issued 30,000,000 shares of our common stock to Dangaard Holding on July 31, 2007 as partial consideration for our acquisition of Dangaard Telecom. Pursuant to the registration rights agreement that we entered into with Dangaard Holding upon the closing of the acquisition, we will register for resale by Dangaard Holding 8,000,000 of such 30,000,000 shares. As a result, all of those 8,000,000 shares will be eligible for immediate public sale, which could cause a decline in the public market for our common stock if a significant portion of those shares are offered for resale at any given time. We have also granted Dangaard Holding demand and tag-along registration rights with respect to the other 22,000,000 of its shares commencing August 1, 2008. Even without their registration, however, Dangaard Holding may have the ability to sell a significant number of those other 22,000,000 shares in the public market commencing August 1, 2008 pursuant to Rule 144. Any of such sales could also cause a significant decline in the public market, and thus the market price, for our common stock.

     If we are not able to integrate Dangaard Telecom’s operations in a timely manner, we may not realize the anticipated benefits of the acquisition in a timely fashion, or at all, and our business could be harmed. The success of our acquisition of Dangaard Telecom will depend, in part, on our ability to realize the anticipated revenue enhancements, growth opportunities and synergies expected from the combination of Dangaard Telecom’s operations with our historical operations and our ability to effectively utilize the additional resources that we acquired as a result of the acquisition. The integration of Dangaard Telecom operations with our other operations will be a complex, time-consuming and potentially expensive process and may disrupt our business if not completed in a timely and efficient manner. During the process of integrating and managing the acquired Dangaard Telecom technology, operations and personnel, we may encounter difficulties in connection with, or as a result of, the following:
(1)	the integration of administrative, financial and operating resources and the coordination of marketing and sales efforts;

(2)	the diversion of management’s attention from other ongoing business concerns; and

(3)	potential conflicts between business cultures.
     This integration may be especially difficult and unpredictable because our executive headquarters are based in Indiana, and all of Dangaard Telecom’s operations are based overseas. If we fail to successfully integrate Dangaard Telecom’s business and operations and/or fail to realize the intended benefits of the acquisition, our business would be adversely impacted and the market price of our common stock could decline. To achieve the anticipated benefits of the acquisition, we will need to, among other things:
(4)	demonstrate to our vendors, suppliers and customers (including those of Dangaard Telecom) that the acquisition has not resulted, and will not result, in adverse changes to customer service standards or our business focus; and

(5)	effectively control the progress of the integration process and the associated costs.
     Our assessment of the potential synergies and cost savings is preliminary and subject to change. We may need to incur additional costs to realize the potential synergies and cost savings, and there can be no assurance that such costs will not be material.
     We incurred additional financial obligations as a result of the acquisition of Dangaard Telecom, and our inability to satisfy these could materially and adversely affect our operating results and financial condition and harm our business. In connection with the acquisition, we assumed all of Dangaard Telecom’s liabilities, including approximately $348.7 million of its outstanding debt. Upon the closing of the acquisition, we entered into an amendment to our existing credit agreement to increase our borrowing capacity thereunder by $310 million, to $550 million, and used proceeds from this amended facility to refinance approximately $284.6 million of Dangaard Telecom’s obligations under its existing credit facilities. Accordingly, our borrowings and debt service requirements have increased significantly as a result of the acquisition and the related amendment and expansion of our credit facilities. Our inability to satisfy our debt service requirements could cause us to be in default under our credit facilities. If we materially default or breach our obligations under our credit facilities, we could be required to pay a higher rate of interest on our borrowings. Our lenders could also accelerate our repayment obligations or require us to repay all amounts under the credit facilities. Accordingly, our default of obligations under our credit facilities could significantly increase our cash flow needs and cause us to incur substantial damages, all of which could harm our business.
     Acquisition-related accounting impairment and amortization charges may delay and reduce our post-acquisition profitability. Our acquisition of Dangaard Telecom has been accounted for under the purchase method of accounting. Accordingly, under generally accepted accounting principles, the acquired assets and assumed liabilities of Dangaard Telecom have been recorded on our books post-acquisition at their fair values at the date the acquisition was completed. Any excess of the value of the consideration paid by us at the date the acquisition was completed over the fair value of the identifiable tangible and intangible assets of Dangaard Telecom is treated as excess of purchase price over the fair value of net assets acquired (commonly known as goodwill). Under current accounting standards, finite-lived intangible assets will be amortized to expense over their estimated useful lives, which will affect our post-acquisition profitability over several years. In addition, goodwill will be tested on an annual basis for impairment, which may result in accounting impairment charges.
     We could be exposed to unknown pre-existing liabilities of Dangaard Telecom, which could cause us to incur substantial financial obligations and harm our business. In connection with the acquisition, we may have assumed liabilities of Dangaard Telecom of which we are not aware and may have little or no recourse against Dangaard Holding with respect thereto. If we were to discover that there were intentional misrepresentations made to us by Dangaard Holding, or its representatives, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the shareholder agreement. However, there is no assurance that in such case legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could negatively impact our financial condition and harm our business.
     Dangaard Holding could potentially have significant influence over the management and direction of our company. Dangaard Holding had three of its nominees appointed to our nine member board of directors upon the closing of the acquisition and has certain continuing rights to maintain between one and three designees (depending on its ownership percentage at the time) on our board at any given time, subject to the approval of such designees by our corporate governance and nominating committee. In addition, as of November 7, 2007, Dangaard Holding held approximately 37% of our outstanding common stock. Although the shareholder agreement that we entered into with Dangaard Holding upon the closing of the acquisition requires Dangaard Holding to vote their shares in favor of all director candidates and most shareholder proposals recommended by our board of directors, such voting restriction does not apply with respect to any proposals requiring shareholder approval that relate to future mergers, sales of all or substantially all of our common stock or assets or other similar business combinations or for matters related to the foregoing. As a result, Dangaard Holding, its principals and their affiliates could potentially have significant influence over the management and direction of our business. Moreover, the voting restriction will end when Dangaard Holding’s ownership percentage is less than 7.5% of our outstanding common stock or, provided it has no designees serving on our board and has given up its right to have any designees serve on our board, when its ownership percentage is less than 10% of our outstanding common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
At the closing of the Company’s acquisition of Dangaard Telecom on July 31, 2007, the Company issued 30,000,000 shares of its unregistered common stock to Dangaard Holding in connection with the Company’s acquisition of all of the outstanding capital stock of Dangaard Telecom. The Shares were issued to Dangaard Holding without registration under the Securities Act of 1933 (the“Act”), in reliance upon the exemptions from registration provided under Section 4(2) of the Act. The issuance did not involve any public offering; no general solicitation or general advertising was used in connection with the Offering; the Company obtained representations from Dangaard Holding regarding its investment intent, experience and sophistication; Dangaard Holding either received or had access to adequate information about the Company in order to make informed investment decisions; Dangaard Holding represented that it was an “accredited investor” within the meaning of Rule 501 of Regulation D of the Act and the Shares were issued with restricted securities legends.

Item 4. Submission of Matters to a Vote of Security Holders.
On July 30, 2007, the Company held its Annual Meeting of Shareholders at which time the following matters were approved by the Company’s shareholders by the votes indicated:
1)	Election of three Class III Directors to hold office until the Annual Meeting of Shareholders to be held in 2010 and until their successors have been duly elected and qualified:

Director:	Votes Cast “For”	Votes Withheld
Eliza Hermann	43,935,351	546,294
V. William Hunt	43,991,004	460,641
Stephen H. Simon	43,796,654	684,991
2)	Issuance of 30,000,000 shares of the Company’s common stock to use as partial consideration for the proposed acquisition of all of the capital stock of Dangaard Telecom A/S a Danish company (“Dangaard Telecom”) from Dangaard Holding A/S, a Danish company (“Dangaard Holding”) the sole shareholder of Dangaard Telecom, under the terms and conditions described in the Stock Purchase Agreement, dated February 19, 2007, as amended on April 19, 2007, May 17, 2007 and June 15, 2007, among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
31,980,474	470,259	68,582
3)	Appointment of three designees of Dangaard Holding to fill the vacancies that will be created by the resignations of three of the nine members of Brightpoint’s then-current board upon the closing of Brightpoint’s acquisition of Dangaard Telecom, and the reclassification of the directors then comprising the board (within the board’s three classes), all effective upon the closing of the acquisition:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
32,206,361	204,630	108,325
In connection with the Company’s acquisition of Dangaard Telecom, on July 31, 2007, the Company’s Board (i) accepted the resignations of V. William Hunt, Stephen H. Simon and Robert F. Wagner as members of the Company’s Board, and (ii) appointed three designees of Dangaard Holding, Jorn P. Jensen, Thorlief Krarup and Jan Gesmar-Larsen to the Company’s Board. Each of Messrs. Jensen, Krarup and Gesmar-Larsen has been approved by the Company’s corporate governance and nominating committee and determined by the Board to be independent under both the Board’s corporate governance principles and NASDAQ Marketplace Rules
After the elections, resignations and appointments set forth above, the Company’s Board of Directors is currently comprised as follows:
Class I Directors: Robert J. Laikin, Eliza Hermann and Jan Gesmar-Larsen; Class II Directors: Thorleif Krarup, Marisa E. Pratt and Richard W. Roedel; Class III Directors: Jorn P. Jensen, Jerre L. Stead and Kari Pekka Wilska.

4)	Amendment of Brightpoint’s 2004 Long-Term Incentive Plan to remove the limitation on the number of plan shares that can be used for non-option based awards and broaden its ability to qualify awards under the plan as performance-based compensation and thereby obtain exemptions from certain tax deduction limitations:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
28,882,229	3,516,550	120,536
5)	Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
42,961,266	1,420,489	99,894

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated February 19, 2007 as amended on April 19, 2007, May 17, 2007 and June 15, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only),consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited and First, Second and Third Amendments thereto. (1)

4.1	Shareholder Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (2)

4.2	Registration Rights Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (2)

10.1	First Amendment dated July 31, 2007 to Credit Agreement dated February 16, 2007 by and among the Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto. (2)

10.2	Escrow Agreement dated as of July 31, 2007 by and among Brightpoint, Inc., Dangaard Holding and American Stock Transfer and Trust Company, as escrow agent(2)

10.3	Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (3)

10.4	Relocation Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(4)

99.1	Cautionary Statements(4)

(1)	Incorporated by reference to the applicable exhibit filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated June 20, 2007.

(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 2, 2007.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2007.

(4)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: November 7, 2007	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2007	/s/ Vincent Donargo
Vincent Donargo
Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)