Form 10-K
period 2007-12-31
BRIGHTPOINT INC
filed 2008-02-29
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
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
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter was $679,142,386.
The number of shares of Common Stock outstanding as of February 20, 2008: 81,597,844
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2008, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I
Item 1. Business.
General
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Spain, Sweden, Switzerland, the United Arab Emirates and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc. In June 2004, we reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.
Our website is www.brightpoint.com. We make available, free of charge, at this website our Code of Business Conduct, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC). The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.
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
Financial Overview and Recent Developments
•	Dangaard Telecom Acquisition. On July 31, 2007, we completed the acquisition of all of the issued and outstanding capital stock of Dangaard Telecom A/S, a Danish company (Dangaard Telecom) from Dangaard Holding A/S, a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered Common Stock, $0.01 par value (including 3,000,000 shares held in escrow). In addition, we assumed approximately $348.7 million of Dangaard Telecom’s indebtedness. The acquisition of Dangaard Telecom expands our existing European operations. Dangaard Telecom was the leading distributor of wireless devices and accessories in Europe. Results of operations for Dangaard Telecom are included in our consolidated results of operations beginning on August 1, 2007.

•	Significant Industry Developments. In November, AT&T Inc. acquired Dobson Communications Corporation (Dobson). Dobson is a significant product distribution and logistic services customer of our North America operations. On July 30, 2007, Verizon Wireless announced that it will acquire Rural Cellular Corporation (RCC). RCC is a distribution customer of our North America operations. The Verizon/RCC acquisition is expected to be completed in the first half of 2008. On September 17, 2007, T-Mobile USA, Inc. announced that it will acquire SunCom Wireless Holdings, Inc. (SunCom). SunCom is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to close in the first quarter of 2008. These customers were also customers of the operations acquired from CellStar. The acquisition of Dobson by AT&T and the potential acquisitions of RCC by Verizon and of SunCom by T-Mobile may negatively impact our operating results. Our North America operations are undertaking significant cost cutting efforts which included consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations.

Savings associated with this facility consolidation and other cost cutting efforts are intended to help mitigate some of the negative impact from AT&T’s acquisition of Dobson, Verizon’s pending acquisition of RCC and T-Mobile’s pending acquisition of SunCom. However, there can be no assurance that we will be successful in achieving sufficient cost savings to mitigate any negative impacts.

•	CellStar Corporation Acquisition. On March 30, 2007, we completed the acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $67.5 million (including direct acquisition costs). Results of operations related to this acquisition are included in our Consolidated Statement of Operations beginning April 1, 2007.

•	New Global Credit Facility. On February 16, 2007, we entered into a credit agreement (the Credit Agreement), by and among us, Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The Credit Agreement contained an uncommitted accordion facility pursuant to which we were able to increase the total commitment under the revolving credit facility to $240.0 million. On March 30, 2007, we entered into a Commitment Increase Agreement with the Guarantors, the Administrative Agent and the Lenders to increase the total commitment under the revolving credit facility to $240.0 million. The Credit Agreement replaced our $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the credit agreement dated December 24, 2002, as amended.

•	Amendment to Credit Facility. On July 31, 2007, we entered into the First Amendment to the Credit Agreement, which, among other things, resulted in: (i) an increase in the amount available for borrowing under the secured revolving credit facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original principal amount of $125.0 million, (iii) the extension to the foreign borrowers, including one of the Dangaard companies, of a term loan in an original principal amount equivalent to $125.0 million (denominated in Euros), (iv) the addition to the Credit Agreement of two Dangaard companies as foreign borrowers and five other Dangaard companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who became new members of the bank group upon the closing of the First Amendment.
Global Wireless Industry
The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:
•	Mobile network operators: build and operate wireless networks and provide voice and data access services to subscribers. MVNOs resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks.

•	Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to host and operate the networks.

•	Component designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, antennae and others.

•	Content providers: develop mobile content for use with wireless devices and provide consumers with content such as ring tones, messaging, music, streaming video and television, games and other applications.

•	Wireless device manufacturers: design, manufacture, and market wireless devices, such as cellular phones, wireless personal digital assistants, smart-phones and pagers, which connect subscribers to a wireless network.

•	Distributors, retailers and resellers: distributors provide logistic and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retailers, value-added resellers and system integrators provide subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device.

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
From 2006 to 2007, the estimated number of worldwide wireless subscribers increased by approximately 500 million to over 3.1 billion. At the end of 2007, wireless penetration was estimated to be approximately 50% of the world’s population. During 2007, shipments of wireless devices in the global wireless industry increased by approximately 18% to an estimated 1.2 billion wireless devices. Worldwide wireless device shipments are currently forecasted to be approximately 1.3 to 1.4 billion devices in 2008. The percentage of replacement wireless device shipments has grown and replacement remains the single biggest factor driving global wireless device sell-in demand. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection is based on Company and industry analyst estimates.
We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to Item 1A, “Risk Factors”):
Replacement Devices. As overall subscriber penetration increases in many markets, growth in wireless device volume is more dependent on the replacement of wireless devices by existing subscribers. During 2007, approximately 750 million wireless devices sold were replacement devices. In 2008, it is estimated that replacement device shipments could represent as much as 70% of total wireless device shipments. We believe that the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (2.5G and 3G) with streaming video and television, and increasing penetration of converged devices. Mobile data (mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. We expect converged devices to be 15%-20% of the total wireless devices shipped in 2008. While the new features, enhanced functionalities, converged and 3G devices and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.
Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Greater economic growth, increased wireless service availability or lower cost of wireless service compared to conventional fixed line systems and reductions in the cost of wireless devices may result in an increase in subscribers. In particular, markets or regions such as Africa, India, Latin America, China and Eastern Europe are expected to increase their number of subscribers significantly. Increasing deregulation, the availability of additional spectrum, increased competition and the emergence of new wireless technologies and related applications may further increase the number of subscribers in markets that have historically had high penetration rates. More mobile operators may offer services including seamless roaming, increased coverage, improved signal quality and greater data handling capabilities through increased bandwidth, thereby attracting more subscribers to mobile operators which offer such services.
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
New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. For example, many companies have announced their intentions to create MVNOs in order to leverage their content and brands in the wireless space. In addition, companies such as Microsoft (wireless device operating systems provider) and High Tech Computer Corp. (wireless device manufacturer) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. Furthermore, in January 2007, Apple introduced its iPhone, which is a combination of a mobile phone, a widescreen iPod and a wireless internet communication device. While we do not participate in the direct distribution of the iPhone, High Tech Computer Corp., Microsoft, and Apple and their products may heighten competition with other existing manufacturers and provide consumers with more feature-rich products, broader selection and new market channels, which may result in increased wireless device shipments.
Pricing Factors and Average Selling Prices. Industry estimates are that in 2007 the global wireless industry’s average selling price for wireless devices remained flat or declined slightly from 2006. A number of factors impacted the actual average selling prices including, but not limited to, geographic mix, shortening of the product life cycle, decreasing manufacturing costs due to higher volumes, manufacturing efficiencies, reductions in material costs, consumer demand, manufacturers’ promotional activities, operators’ promotional activity and trends in pricing for service plans, product availability, fluctuations in currency exchange rates, product mix and device functionality. We anticipate that the global wireless industry’s average selling prices for wireless devices will continue to decline despite the fact that manufacturers have been adding enhanced features; however, no assurance can be given regarding the rate of such decline. The decline in average selling prices could offset any growth in revenue from overall growth in wireless device shipments and have an adverse impact on both the industry’s and our distribution revenues. However, changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are fee-based services.
Our Business
Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With approximately 83 million wireless devices handled in 2007, we are the largest dedicated distributor of wireless devices and provider of customized logistic services to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes product distribution, logistic services, activation services and the sale of prepaid airtime. The majority of our business is conducted through product distribution and logistic services. While our activation services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.
Product Distribution. In our product distribution activities, we purchase a wide variety of wireless voice and data products from leading manufacturers. We take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 25,000 customers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products that we believe have the potential for enhanced financial return and significant market penetration. In 2007, 2006 and 2005 approximately 92%, 86%, and 86% of our total revenue was derived from product distribution. In 2007, 2006 and 2005, approximately 31%, 24% and 28%, of our total wireless devices handled were sold through product distribution. In 2007, 2006 and 2005, our gross margin on product distribution revenue was 4.2%, 3.9% and 3.9%. Cost of revenue for product distribution includes the costs of the products sold and other direct costs such as freight, labor and rent expense.
The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony

Ericsson and UTStarcom. In 2007, 2006 and 2005, our sales of wireless devices through product distribution totaled 25.7 million, 12.8 million and 11.8 million devices. As the industry’s average selling prices have continued to decline, our average selling prices have also decreased due to the mix of wireless devices we sell and the markets in which we operate. In 2007, 2006 and 2005, our average selling price for wireless devices was approximately $143, $153, and $147 per unit. Our average selling price increased to approximately $156 in the fourth quarter of 2007 primarily due to the addition of the operations of Dangaard Telecom. However, because average selling price is dependent on the mix of wireless devices we sell and the markets in which we operate, there can be no assurance that average selling prices will remain consistent with the fourth quarter of 2007.
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
Logistic Services. Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of ALLTEL (United States), COMCEL (Colombia), Cricket Communications (United States), Debitel (Denmark, France, and Germany), Euroset (Finland), MetroPCS (United States), Motorola (United States), P4 (Poland), Sprint Nextel (United States), T-Mobile (United States), T-Mobile Slovensko (Slovakia), TracFone (United States), Virgin Mobile (United States) and Vodafone (Australia and New Zealand).
During 2007, 2006 and 2005, logistic services accounted for approximately 8%, 14% and 14% of our total revenue and accounted for approximately 69%, 76% and 72% of the total wireless devices we handled. In 2007, 2006 and 2005, our logistic services gross margin was 28.9%, 21.1% and 20.6%. Cost of revenue for logistic services is primarily composed of costs such as freight, labor and rent expense. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than our distribution business.
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
Our Strategy
Our strategy is to continue to grow as a leader in product distribution and logistic services in the global wireless industry. Our objectives are to increase our earnings and market share, improve our return on invested capital within certain debt-to-total-capital parameters and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.

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
Key elements of our strategy include:
Expand into New Geographic Markets. We estimate that the global wireless industry shipped approximately 1.2 billion wireless devices in 2007. We believe that the wireless devices shipped in the geographic markets where we currently operate (our addressable market) were less than one-third of the global industry shipments of devices in 2007. We believe we are in a position to enter into new markets, thereby expanding our addressable market. In 2008, we believe that there may be additional expansion opportunities primarily in Latin America, Africa, and Asia.
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
Customers
We provide our products and services to a customer base of approximately 25,000 consisting of mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2007, customers in each of our primary sales channels include the following:
 Mobile Operators and MVNOs: ALLTEL (United States), Dobson Cellular (United States), IDT (United States), MetroPCS (United States), Sprint Nextel (United States), T-Mobile (United States), TracFone (United States), Virgin Mobile (United States), COMCEL (Colombia), SingTel (Australia), Telstra (Australia), Vodafone (Australia, New Zealand and Germany), Reliance Infocomm (India), Tata TeleServices (India), Debitel AG (Europe), Telecom Italia (Italy), Netcom (Norway), Tele2 (Sweden) and T-Mobile Slovensko (Slovakia)
 Dealers and Agents: Moorehead Communications (United States), One Stop (United States), Wireless One (United States), Fone Zone (Australia), First Mobile Group (New Zealand), MV2 Telecoms Shop (Philippines), Dialect (Sweden) and Klartsvar (Sweden)

 Mass Retailers: Best Buy (United States), Target (United States), Strathfield (Australia), Woolworth’s Group (Australia), Metro Group (Europe), and Pressbyran (Sweden)
 Other Distributors: Strax (United States), Wireless Channels (United States), Generation Next Group (formerly Computech) (Hong Kong and Singapore), Raduga Pte. Ltd (Singapore) and Excel International Limited (Hong Kong)
Significant Industry Developments. In November, AT&T Inc acquired Dobson. Dobson is a significant product distribution and logistic services customer of our North America operations. On July 30, 2007, Verizon Wireless announced that it will acquire RCC. RCC is a distribution customer of our North America operations. The Verizon/RCC acquisition is expected to be completed in the first half of 2008. On September 17, 2007, T-Mobile USA, Inc. announced that it will acquire SunCom. SunCom is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to close in the first half of 2008. These customers were also customers of the operations acquired from CellStar. The acquisition of Dobson by AT&T and the potential acquisitions of RCC by Verizon and of SunCom by T-Mobile may negatively impact our operating results. Our North America operations are undertaking significant cost cutting efforts which included consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations. Savings associated with this facility consolidation and other cost cutting efforts are intended to help mitigate some of the negative impact from AT&T’s acquisition of Dobson, Verizon’s pending acquisition of RCC and T-Mobile’s pending acquisition of SunCom. However, there can be no assurance that we will be successful in achieving sufficient cost savings to entirely mitigate any negative impacts.
For 2007, 2006 and 2005, aggregate revenues generated from our five largest customers accounted for approximately 23%, 26% and 26% of our total revenue. In 2007, 2006 and 2005, Generation Next Group, a customer of our Singapore operations (2007) and our Brightpoint Asia Limited operations (2006 and 2005), accounted for approximately 10%, 13% and 12% of our total revenue and 29%, 29% and 23% of the Asia-Pacific division’s revenue. At December 31, 2007 and 2006, there were no amounts owed to us from Generation Next. See Item 1A, “Risk Factors” — “THE LOSS OR REDUCTION IN ORDERS FROM PRINCIPAL CUSTOMERS OR A REDUCTION IN PRICES WE ARE ABLE TO CHARGE THESE CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.”
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
Revenue from the sale of Nokia (our largest supplier of wireless devices and accessories) products represented approximately 38%, 47% and 52% of total revenue in 2007, 2006 and 2005. Revenue from the sale of Motorola products represented 16% of total revenue in 2007, and less than 10% of total revenue in 2006 and 2005. None of the products we sold from our other suppliers accounted for 10% or more of our total revenue in 2007, 2006 or 2005. Loss of the applicable contracts with Nokia or other suppliers, or failure by Nokia or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, may have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See — “Competition.”
We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions including the retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain other competing manufacturers and to certain mobile operators. Typically our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy purchase requirements based upon forecasts provided by us, in which a portion of these forecasts may be binding. Our supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common freight carriers. We believe that our relationships with our suppliers are generally good. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our significant suppliers, or if any supplier imposes substantial price increases or eliminates favorable terms provided to us and alternative sources of supply are not readily available, it may have a material adverse effect on our results of operations.
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
Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistic services including our activation services and prepaid airtime business models. Including support and retail outlet personnel, we had 752 employees involved in sales and marketing at December 31, 2007, of which 232 are in our Americas division, 348 in our Europe division, and 172 in our Asia-Pacific division.
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
The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services, to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offering and introducing products with enhanced functionality that competes with other non-wireless consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete to a certain extent with non-wireless digital cameras, and wireless devices with MP3 capabilities that compete with non-wireless handheld audio players. These non-wireless consumer electronic products are distributed through other non-wireless distributors who may become our competitors as the wireless industry continues to introduce wireless devices with enhanced functionality. In addition, products that reach the market outside of normal distribution channels, such as gray market resellers, may also have an adverse impact on our operations.
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
For product distribution, specific competitors and the divisions in which they generally compete with us include Aerovoice (Americas), BrightStar Corporation (Americas and Asia-Pacific), Infosonics (Americas), Tessco Technologies (Americas), Cellnet Group Ltd. (Asia-Pacific), Axcom (Europe), 20:20 Logistics (Europe), and Ingram Micro (all divisions).
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
For logistic services, specific competitors and the division in which they generally compete with us include Aftermarket Technologies Corp. (Americas), CAT Logistics (Americas), PFSweb, Inc. (Americas), Tessco Technologies (Americas), UPS Logistics (Americas), Avarto Logistics Services (Europe), and Kuehne + Nagel (Americas and Europe).
During 2007, we acquired 470,000 shares representing 9.1% of the total outstanding shares of common stock of Tessco Technologies Incorporated (Tessco). We purchased the shares because we believe that the shares are currently undervalued in the marketplace and represent an attractive investment opportunity. Depending upon then prevailing market conditions, other investment opportunities available to us, the availability of shares at prices that would make the purchase of additional shares desirable and other investment considerations, we may increase our position in Tessco.
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
For prepaid airtime, specific competitors and the divisions in which they generally compete with us include American Wireless (Americas), InComm (Americas), Alphyra (Europe), and Euronet (Europe).
Information Systems
The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have, and continue to implement, business applications that enable us to provide our customers and suppliers with solutions for the distribution of their products. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management and reporting. During 2007, 2006 and 2005, we invested approximately $8.6 million, $9.6 million and $5.0 million, in our information systems with the focus of increasing the functionality and flexibility of our systems. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all of our divisions including the acquired operations of Dangaard Telecom. At December 31, 2007, there were approximately 235 employees in our information technology departments worldwide.
Employees
As of December 31, 2007, we had 3,269 employees; 1,390 in our Americas division, 672 in our Asia-Pacific division and 1,207 in our Europe division. Of these employees, nine were in executive officer positions, 1,824 were engaged in service operations, 752 were in sales and marketing and 684 were in finance and administration (including 235 information technology employees). Our distribution activities and logistic services are labor-intensive and we utilize temporary laborers, particularly in our Americas division, due to the seasonal demands of our business. At December 31, 2007, we had 1,579 temporary laborers; 1,283 in our Americas division, 113 in our Asia-Pacific division and 183 in our Europe division. Of these temporary laborers, approximately 1,372 were engaged in service operations, 63 were in sales and marketing and 145 were in finance and administration. Worldwide, none of our employees are covered by a collective bargaining agreement, except for national collective labor agreements in Finland. We believe that our relations with our employees are good. See Item 1A, “Risk Factors” — “WE ARE SUBJECT TO CERTAIN PERSONNEL RELATED ISSUES.”
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

General risks related to our operations
We buy a significant amount of our products from a limited number of suppliers, and they may not provide us with competitive products at reasonable prices when we need them in the future. We purchase wireless devices and accessories that we sell from wireless communications equipment manufacturers, network operators and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers are generally non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms without delays. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, this may result in a loss of customers and cause a decline in our results of operations.
We rely on our suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases. Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to:
•	pledged cash requirements;

•	our payment history with the supplier;

•	the supplier’s credit granting policies, contractual provisions;

•	our overall credit rating as determined by various credit rating agencies;

•	industry conditions;

•	our recent operating results, financial position and cash flows; and

•	the supplier’s ability to obtain credit insurance on amounts that we owe them.
Adverse changes in any of these factors, some of which may not be in our control, could harm our operations.
The loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows. During the years ended December 31, 2007 2006, and 2005, Generation Next Group accounted for approximately 10%, 13%, and 12% of our total revenue and 29%, 29%, and 23% of our Asia-Pacific division’s revenue. At December 31, 2007 and 2006, there were no amounts owed to us from Generation Next Group. Many of our customers in the markets we serve have experienced severe price competition and, for this and other reasons, may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or our inability to maintain current terms, including price, with these or other customers could cause our revenues to decline and impair our cash flows. Although we have entered into contracts with certain of our largest logistic services customers, we previously have experienced losses of certain of these customers through expiration or cancellation of our contracts with them, and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.
Our business could be harmed by consolidation of mobile operators. The past several years have witnessed a consolidation within the mobile operator community, and this trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenditures, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistic services. We could also lose business if mobile operators that are our customers are acquired by other mobile operators that are not our customers.
We make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions. We have made significant investments in information systems technology and have focused on the application of this technology to provide customized distribution and logistic services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems. Further, certain of our contractual arrangements to provide services contain performance measures and criteria that if not met could result in early termination of the agreement and claims for damages. In connection with the implementation of this technology we have incurred significant costs and have experienced significant business interruptions. Business interruptions can cause us to fall below acceptable performance levels pursuant to our customers’ requirements and could result in the loss of the related business relationship. We may experience additional costs and periodic business interruptions related to our information systems as we implement new information systems in our various operations. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistic services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently. In addition, a significant increase in the costs of additional technology or telephone services that are not recoverable through an increase in the price of our services could negatively impact our results of operations.
A substantial number of shares will be eligible for future sale by Dangaard Holding and the sale of those shares could adversely affect our stock price. We issued 30,000,000 shares of our common stock (including 3,000,000 shares held in escrow) to Dangaard Holding on July 31, 2007 as partial consideration for our acquisition of Dangaard Telecom. Pursuant to the registration rights agreement that we entered into with Dangaard Holding upon the closing of the acquisition, we have granted registration rights to Dangaard Holding with respect to 8,000,000 of such 30,000,000 shares. If a registration statement is filed, all of those 8,000,000 shares will be eligible for immediate public sale, which could cause a decline in the public market for our common stock if a significant portion of those shares are offered for resale at any given time. Even without their registration, Dangaard Holding may have the ability to sell a significant number of shares in the public market after February 15, 2008 pursuant to Rule 144. We have also granted Dangaard Holding demand and tag-along registration rights with respect to the other 22,000,000 of its shares commencing August 1, 2008. Even without their registration, however, Dangaard Holding may have the ability to sell a significant number of those other 22,000,000 shares in the public market commencing August 1, 2008 pursuant to Rule 144. Any of such sales could also cause a significant decline in the market price for our common stock.
We have debt facilities that could prevent us from borrowing additional funds, if needed. Our global credit facility is secured by primarily all of our domestic assets and other foreign assets and stock pledges. Our borrowing availability is based primarily on a leverage ratio test, measured as total funded indebtedness over EBITDA adjusted as defined in the credit agreement. Consequently, any significant decrease in adjusted EBITDA could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our global credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of our common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States or assets of any other named borrower. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our indebtedness under the credit agreement would become immediately due and payable, and the banks could foreclose on its security.
We may have difficulty collecting our accounts receivable. We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to:
•	our credit granting policies,

•	contractual provisions,

•	our customers’ and our overall credit rating as determined by various credit rating agencies,

•	industry and economic conditions,

•	the ability of the customer to provide security, collateral or guarantees relative to credit granted by us,

•	the customer’s and our recent operating results, financial position and cash flows; and

•	our ability to obtain credit insurance on amounts that we are owed.

Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could impair our cash flows and our financial position and cause a reduction in our results of operations.
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
Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future. We provide functions such as distribution, inventory management, fulfillment, customized packaging, prepaid and e-commerce solutions, activation management and other outsourced services for many wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistic services such as the services we provide. Any significant change in the market for our outsourced services could harm our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewals or otherwise maintain these agreements on terms, including price, consistent with our current terms could cause a reduction in our revenues and cash flows.
We depend on third parties to manufacture products that we distribute and, accordingly, rely on their quality control procedures. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide products to our customers could be disrupted, causing a delay and/or reduction in our revenues.
Our operations could be harmed by fluctuations in regional demand patterns and economic factors. The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe that the enhanced functionality of wireless devices and the roll-out of next generation systems has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by mobile operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. A prolonged economic slow-down in the United States or any other region in which we have significant operations could negatively impact our results of operations and financial position.
Rapid technological changes in the global wireless industry could render our services or the products we handle obsolete or less marketable. The technology relating to wireless voice and data equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products or services that have perceived or actual advantages over our service offerings or the products that we handle or render those products or services obsolete or less marketable. We have made and continue to make significant working capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. These concentrations of working capital increase our risk of loss due to product obsolescence.

A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in many countries exposes us to several additional risks, including, but not limited to:
•	increased credit risks, customs duties, import quotas and other trade restrictions;

•	potentially greater inflationary pressures;

•	shipping delays;

•	the risk of failure or material interruption of wireless systems and services;

•	possible wireless product supply interruption; and

•	potentially significant increases in wireless product prices.
In addition, changes to our detriment may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we entered into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations, which could result in our incurring significant additional losses.
Natural disasters, epidemics, hostilities and terrorist acts could disrupt our operations. Although we have implemented policies and procedures designed to minimize the effects of natural disasters, epidemics, outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time. However, we believe any of these events could disrupt our operations and negatively impact our business.
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
We may not be able to manage and sustain future growth at our historical or current rates. In prior years we have experienced domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could materially harm our operations. Our inability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could cause our future earnings to decline. In addition, our growth prospects could be harmed by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.
Our business strategy includes entering into relationships and financing that may provide us with minimal returns or losses on our investments. We have entered into several relationships with wireless equipment manufacturers, mobile operators and other participants in our industry. We intend to continue to enter into similar relationships as opportunities arise. We may enter into distribution or logistic services agreements with these parties and may provide them with equity or debt financing. Our ability to achieve future profitability through these relationships will depend in part upon the economic viability, success and motivation of the entities we select as partners and the amount of time and resources that these partners devote to our alliances. We may receive minimal or no business from these relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The returns we receive from these relationships, if any, may not offset possible losses, our investments or the full amount of financings that we make upon entering into these relationships. We may not achieve acceptable returns on our investments with these parties within an acceptable period or at all.
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
Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year, largely because of gift-giving holidays. This and other seasonal factors have contributed to increases in our sales during the fourth quarter in certain markets. Conversely, we have experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter. Our operating results may continue to fluctuate significantly in the future. If unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, our operating results could be harmed. In addition, as a result of seasonal factors, interim results may not be indicative of annual results.
We are subject to certain personnel related issues. Our success depends in large part on the abilities and continued service of our executive officers and other key employees, including the executives and other key employees of Dangaard Telecom who joined us as a result of our acquisition of Dangaard Telecom. Although we have entered into employment agreements with several of our officers and employees, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of executive officers or other key personnel could impede our ability to fully and timely implement our business plan and future growth strategy. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could also delay or prevent us from executing our planned growth strategy.
We are subject to a number of regulatory and contractual restrictions governing our relations with certain of our employees, including national collective labor agreements for certain of our employees who are employed outside of the United States and individual employer labor agreements. These arrangements address a number of specific issues affecting our working conditions including hiring, work time, wages and benefits, and termination of employment. We could be required to make significant payments in order to comply with these requirements. The cost of complying with these requirements could be material.
Our distribution activities and logistic services are labor-intensive, and we experience high personnel turnover. In addition, we are from time to time subject to shortages in the available labor force in certain geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in units, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. Our inability to do so, or an increase in hourly costs, employee benefit costs, employment taxes or commission rates, could cause our operating results to decline. In addition, if the turnover rate among our labor force increased further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.
We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights. Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold several patents relating to certain of our business methods.
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
We have significant future payment obligations pursuant to certain leases and other long-term contracts. We lease our office and warehouse/distribution facilities under real property and personal equipment leases. Many of these leases are for terms that exceed one year and require us to pay significant monetary charges for early termination or breach by us of the lease terms. We cannot be certain of our ability to adequately fund these lease commitments from our future operations and our decision to modify, change or abandon any of our existing facilities could negatively impact our operations.
We depend on our computer and communications systems. As a multi-national corporation, we rely on our computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could negatively impact our business and operations. Additionally, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage, which could materially harm our business and operations.
The market price of our common stock may continue to be volatile. The market price of our common stock has fluctuated significantly from time to time. The trading price of our common stock could experience significant fluctuations in the future, including as a result of:

•	actual or anticipated variations in our quarterly operating results or financial position;

•	repurchases of common stock;

•	commencement of litigation;

•	the introduction of new services, products or technologies by us, our suppliers or our competitors;

•	changes in other conditions or trends in the wireless voice and data industry;

•	changes in governmental regulation and the enforcement of such regulation;

•	changes in the assessment of our credit rating as determined by various credit rating agencies; and

•	changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general.
General market price declines or market volatility in the prices of stock for companies in the global wireless industry or in the distribution or logistic services sectors of the global wireless industry could also cause the market price of our common stock to decline.
There are amounts of our securities issuable pursuant to our 2004 Long-Term Incentive Plan and our Amended and Restated Independent Director Stock Compensation Plan that, if issued, could result in dilution to existing shareholders, reduce earnings and earnings per share in future periods and reduce the market price of our common stock. We have reserved a significant number of shares of common stock that may be issuable pursuant to these plans. Grants made under these plans could result in dilution to existing shareholders.
We have instituted measures to protect us against a takeover. Certain provisions of our By-laws, shareholders rights and option plans, certain employment agreements and the Indiana Business Corporation Law are designed to protect us in the event of a takeover attempt. These provisions could prohibit or delay mergers or attempted takeovers or changes in control of the Company and, accordingly, may discourage attempts to acquire us.
Our operating results may be negatively impacted in the event any or all of three recently announced acquisitions of distribution customers of our North America operations are completed. In November, AT&T Inc acquired Dobson. Dobson is a significant product distribution and logistic services customer of our North America operations. On July 30, 2007, Verizon Wireless announced that it will acquire RCC. RCC is a distribution customer of our North America operations. This acquisition is expected to be completed in the first half of 2008. On September 17, 2007, T-Mobile USA, Inc. announced that it will acquire SunCom. SunCom is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to close in the first quarter of 2008. These customers were also customers of the operations acquired from CellStar. The acquisition of Dobson by AT&T and the potential acquisitions of RCC by Verizon and of SunCom by T-Mobile may negatively impact our operating results. Our North America operations are undertaking significant cost cutting efforts which included consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations. Savings associated with this facility consolidation and other cost cutting efforts are intended to help mitigate some of the negative impact from AT&T’s acquisition of Dobson, Verizon’s pending acquisition of RCC and T-Mobile’s pending acquisition of SunCom. However, there can be no assurance that we will be successful in achieving sufficient cost savings to mitigate any negative impacts.
We incurred additional financial obligations as a result of the acquisitions of Dangaard Telecom and the U.S. operations and the Miami-based Latin America business of CellStar Corporation in 2007, and our inability to satisfy these could materially and adversely affect our operating results and financial condition and harm our business. In connection with the acquisition of Dangaard Telecom, we assumed all of Dangaard Telecom’s liabilities, including approximately $348.7 million of its outstanding debt. Upon the closing of the acquisition, we entered into an amendment to our existing credit agreement to increase our borrowing capacity thereunder by $310 million, to $550 million, and used proceeds from this amended facility to refinance substantially all of Dangaard Telecom’s obligations under its existing credit facilities. Accordingly, our borrowings and debt service requirements have increased dramatically as a result of the acquisition and the related amendment and expansion of our credit facilities. Our inability to satisfy our debt service requirements could cause us to be in default under our credit facilities. If we materially default or breach our obligations under our credit facilities, we could be required to pay a higher rate of interest on our borrowings. Our lenders could also accelerate our repayment obligations or require us to repay all amounts under the credit facilities. Accordingly, a default of obligations under our credit facilities could significantly increase our cash flow needs and cause us to incur substantial damages, all of which could harm our business.
We may become subject to suits alleging medical risks associated with our wireless devices. Lawsuits or claims have been filed or made against manufacturers of wireless devices over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications devices. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless devices has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless devices. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless devices or if any damages claim against us is successful, it could harm our business. Even an unsubstantiated perception that health risks exist could negatively impact our ability or the ability of our customers to market wireless devices.
Risks relating to our recent acquisition of Dangaard Telecom
If we are not able to integrate Dangaard Telecom’s operations in a timely manner, we may not realize the anticipated benefits of the acquisition in a timely fashion, or at all, and our business could be harmed . The success of our acquisition of Dangaard Telecom will depend, in part, on our ability to realize the anticipated revenue enhancements, growth opportunities and synergies expected from the combination of Dangaard Telecom’s operations with our historical operations and our ability to effectively utilize the additional resources that we acquired as a result of the acquisition. The integration of Dangaard Telecom operations with our other operations will be a complex, time-consuming and potentially expensive process and may disrupt our business if not completed in a timely and efficient manner. During the process of integrating and managing the acquired Dangaard Telecom technology, operations and personnel, we may encounter difficulties in connection with, or as a result of, the following:
•	the integration of administrative, financial, information technology and operating resources and the coordination of marketing and sales efforts;

•	the implementation of financial, human resources, legal, information technology, and other processes and related control environments;

•	the diversion of management’s attention from other ongoing business concerns; and

•	potential conflicts between business cultures.
This integration may be especially difficult and unpredictable because our executive headquarters are based in Indiana, and all of Dangaard Telecom’s operations are based overseas. If we fail to successfully integrate Dangaard Telecom’s business and operations and/or fail to realize the intended benefits of the acquisition, our business would be adversely impacted and the market price of our common stock could decline. To achieve the anticipated benefits of the acquisition, we will need to, among other things:
•	demonstrate to our vendors, suppliers and customers (including those of Dangaard Telecom) that the acquisition has not resulted, and will not result, in adverse changes to customer service standards or our business focus; and

•	effectively control the progress of the integration process and the associated costs.
Our assessment of the potential synergies and cost savings is preliminary and subject to change. We may need to incur additional costs to realize the potential synergies and cost savings, and there can be no assurance that such costs will not be material.
We could be exposed to unknown pre-existing liabilities of Dangaard Telecom, which could cause us to incur substantial financial obligations and harm our business. In connection with the acquisition, we may have assumed liabilities of Dangaard Telecom of which we are not aware and may have little or no recourse against Dangaard Holding with respect thereto. If we were to discover that there were intentional misrepresentations made to us by Dangaard Holding, or its representatives, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the shareholder agreement that we entered into with Dangaard Holding upon the closing of the Dangaard Telecom acquisition (the “shareholder agreement”). However, there is no assurance that in such case legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could negatively impact our financial condition and harm our business.

Acquisition-related accounting impairment and amortization charges may delay and reduce our post-acquisition profitability. Our acquisition of Dangaard Telecom has been accounted for under the purchase method of accounting. Accordingly, under generally accepted accounting principles, the acquired assets and assumed liabilities of Dangaard Telecom have been recorded on our books post-acquisition at their fair values at the date the acquisition was completed. Any excess of the value of the consideration paid by us at the date the acquisition was completed over the fair value of the identifiable tangible and finite-lived intangible assets of Dangaard Telecom is treated as excess of purchase price over the fair value of net assets acquired (commonly known as goodwill). Under current accounting standards, finite-lived intangible assets will be amortized to expense over their estimated useful lives, which will reduce our post-acquisition profitability over several years. In addition, goodwill will be tested on an annual basis for impairment, which may result in non-cash accounting impairment charges.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We provide our distribution and logistic services from our sales and operations centers located in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Spain, Sweden, Switzerland, United Arab Emirates, and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

	Number of	Aggregate
	Locations(1)	Square Footage
Americas	8	1,528,321
Asia-Pacific	20	262,122
Europe	28	823,764

	56	2,614,207

(1)	Refers to facilities operated by the Company that are greater than 1,000 square feet.
We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.
Item 3. Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. For more information on legal proceedings, see Note 12 Legal Proceedings, in the Notes to Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders.
During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NASDAQ Global Select Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for our Common Stock as reported by the NASDAQ Stock Market.

2007	High	Low
First Quarter	$14.02	$10.17
Second Quarter	14.65	11.73
Third Quarter	15.01	11.17
Fourth Quarter	18.18	14.57

2006	High	Low
First Quarter	$25.88	$15.94
Second Quarter	27.90	13.25
Third Quarter	17.10	10.96
Fourth Quarter	14.65	11.35
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
At February 20, 2008, there were 325 shareholders of record.
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
The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2007 fiscal year.
The following line graph compares, from January 1, 2003 through December 31, 2007, the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the stocks comprising the S&P SmallCap 600 Index, NASDAQ Market Value Index and the Hemscott Group Index (the Coredata Group Index was renamed the Hemscott Group Index in March of 2005). The comparison assumes $100 was invested on January 2, 2003 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of all cash dividends, if any, paid on such securities. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon share price appreciation and not upon reinvestment of cash dividends. Historical share price is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR COMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON JAN. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

Item 6. Selected Financial Data.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2007(1)	2006(1)	2005	2004(1)	2003(1)

Revenue	$4,300,275	$2,425,373	$2,140,177	$1,772,424	$1,692,580
Gross profit	270,586	150,906	132,012	104,764	86,324
Operating income from continuing operations	65,913	48,371	44,353	35,567	20,355
Income from continuing operations	46,719	36,190	31,918	23,826	13,861
Total gain (loss) from discontinued operations, net of income taxes	675	(580)	(21,478)	(10,056)	(2,132)
Net income	47,394	35,610	10,440	13,770	11,729

Earnings per share — basic:(2)
Income from continuing operations	$0.76	$0.74	$0.67	$0.48	$0.28
Discontinued operations	0.01	(0.01)	(0.45)	(0.20)	(0.04)

Net income	$0.77	$0.73	$0.22	$0.28	$0.24

Earnings per share — diluted:(2)
Income from continuing operations	$0.73	$0.72	$0.64	$0.46	$0.27
Discontinued operations	0.01	(0.02)	(0.43)	(0.19)	(0.04)

Net income	$0.74	$0.70	$0.21	$0.27	$0.23

	2007	2006	2005	2004	2003

Working capital	$525,778	$159,760	$121,336	$103,525	$96,839
Total assets	1,972,361	778,353	487,824	437,584	444,690
Long-term obligations	441,521	3,750	—	—	—
Total liabilities	1,370,778	583,525	338,782	286,847	297,106
Shareholders’ equity	600,765	194,828	149,042	150,737	147,584

(1)	Operating data includes certain items that were recorded in the years presented as follows: restructuring charges in 2007, 2006, 2005 and 2003; and $16.1 million of tax benefits in 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition.”

(2)	Per share amounts for all periods have been adjusted to reflect the 6 for 5 Common Stock split (paid in the form of a stock dividend) effected on May 31, 2006, and the 3 for 2 common stock splits (paid in the form of stock dividends) effected on December 30, 2005, September 15, 2005, October 15, 2003, and August 15, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Spain, Sweden, Switzerland, the United Arab Emirates and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, return on invested capital and liquidity.
We manage our business based on two distinct service lines which include product distribution and logistic services. During 2007, wireless devices sold through distribution grew by 100%, and wireless devices handled through logistic services increased by 41%. Our distribution gross margin increased by 0.3 percentage points to 4.2%, and our logistic services gross margin increased by 7.8 percentage points to 28.9%. We are focused on increasing the total volume of wireless devices handled as opposed to increasing volume in one specific service line as both service lines provide a reasonable return in relation to the capital invested and the risk assumed.
Our revenues are significantly influenced by growth in the total number of wireless devices sold to subscribers globally by the entire industry. In 2007, it is estimated that the global wireless industry shipped approximately 1.2 billion wireless devices. This was an increase of approximately 18% from 2006. The total number of wireless devices handled by us grew by 55% from 2006. For 2008, we expect to handle over 100 million wireless devices. Revenues grew by 77% to $4.3 billion and income from continuing operations was $46.7 million or $0.73 per diluted share which represented a 29% increase in income from continuing operations from 2006. Net income increased by 33% to $47.4 million, or $0.74 per diluted share in 2007 from $35.6 million, or $0.70 per diluted share in 2006.
Significant developments and events in 2007 include:
•	Dangaard Telecom Acquisition. On July 31, 2007, we completed the acquisition of all of the issued and outstanding capital stock of Dangaard Telecom A/S, a Danish company (Dangaard Telecom) from Dangaard Holding A/S, a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered Common Stock, $0.01 par value (including 3,000,000 shares held in escrow). In addition, we assumed approximately $348.7 million of Dangaard Telecom’s indebtedness. The acquisition of Dangaard Telecom expands our existing European operations. Dangaard Telecom was the leading distributor of wireless devices and accessories in Europe. Results of operations for Dangaard Telecom are included in our consolidated results of operations beginning on August 1, 2007.

•	Significant Industry Developments. In November, AT&T Inc. acquired Dobson Communications Corporation (Dobson). Dobson is a significant product distribution and logistic services customer of our North America operations. On July 30, 2007, Verizon Wireless announced that it will acquire Rural Cellular Corporation (RCC). RCC is a distribution customer of our North America operations. The Verizon/RCC acquisition is expected to be completed in the first half of 2008. On September 17, 2007, T-Mobile USA, Inc. announced that it will acquire SunCom Wireless Holdings, Inc. (SunCom). SunCom is a significant product distribution and logistic services customer of our North America operations. This acquisition is expected to close in the first quarter of 2008. These customers were also customers of the operations acquired from CellStar. The acquisition of Dobson by AT&T and the potential acquisitions of RCC by Verizon and of SunCom by T-Mobile may negatively impact our operating results. Our North America operations are undertaking significant cost cutting efforts which included consolidating the CellStar operations previously performed in the Coppell, Texas facility into our other North America operations. Savings associated with this facility consolidation and other cost cutting efforts are intended to help mitigate some of the negative impact from AT&T’s acquisition of Dobson, Verizon’s pending acquisition of RCC and T-Mobile’s pending acquisition of SunCom. However, there can be no assurance that we will be successful in achieving sufficient cost savings to mitigate any negative impacts.

•	CellStar Corporation Acquisition. On March 30, 2007, we completed the acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $67.5 million (including direct acquisition costs). Results of operations related to this acquisition are included in our Consolidated Statement of Operations beginning April 1, 2007.

•	New Global Credit Facility. On February 16, 2007, we entered into a credit agreement (the Credit Agreement), by and among us, Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million. The Credit Agreement contained an uncommitted accordion facility pursuant to which we were able to increase the total commitment under the revolving credit facility to $240.0 million. On March 30, 2007, we entered into a Commitment Increase Agreement with the Guarantors, the Administrative Agent and the Lenders to increase the total commitment under the revolving credit facility to $240.0 million. The Credit Agreement replaced our $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the credit agreement dated December 24, 2002, as amended.

•	Amendment to Credit Facility. On July 31, 2007, we entered into the First Amendment to the Credit Agreement, which, among other things, resulted in: (i) an increase in the amount available for borrowing under the secured revolving credit facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original principal amount of $125.0 million, (iii) the extension to the foreign borrowers, including one of the Dangaard companies, of a term loan in an original principal amount equivalent to $125.0 million (denominated in Euros), (iv) the addition to the Credit Agreement of two Dangaard companies as foreign borrowers and five other Dangaard companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who became new members of the bank group upon the closing of the First Amendment.
2007 RESULTS OF OPERATIONS
Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	Change
		(Amounts in 000s)
Distribution revenue

Americas	$960,405	24%	$612,386	29%	57%
Asia-Pacific	1,521,684	39%	1,088,247	52%	40%
Europe	1,460,006	37%	396,877	19%	268%

Total	$3,942,095	100%	$2,097,510	100%	88%

Logistic services revenue

Americas	$195,028	55%	$202,202	62%	(4)%
Asia-Pacific	36,445	10%	27,487	8%	33%
Europe	126,707	35%	98,174	30%	29%

Total	$358,180	100%	$327,863	100%	9%

Total revenue

Americas	$1,155,433	27%	$814,588	34%	42%
Asia-Pacific	1,558,129	36%	1,115,734	46%	40%
Europe	1,586,713	37%	495,051	20%	221%

Total	$4,300,275	100%	$2,425,373	100%	77%

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	Change
		(Amounts in 000s)
Wireless devices sold through distribution

Americas	7,117	28%	4,294	34%	66%
Asia-Pacific	13,160	51%	7,347	57%	79%
Europe	5,458	21%	1,200	9%	355%

Total	25,735	100%	12,841	100%	100%

Wireless devices handled through logistic services

Americas	52,492	92%	38,446	95%	37%
Asia-Pacific	1,756	3%	1,688	4%	4%
Europe	2,959	5%	564	1%	425%

Total	57,207	100%	40,698	100%	41%

Total wireless devices handled

Americas	59,609	72%	42,740	80%	39%
Asia-Pacific	14,916	18%	9,035	17%	65%
Europe	8,417	10%	1,764	3%	377%

Total	82,942	100%	53,539	100%	55%

The following table presents the percentage changes in 2007 revenues by service line compared with the prior year, including the effect of volume, average selling price, foreign currency, and acquisitions had on these percentage changes.

	2007 Percentage Change in Revenue vs. 2006
	Handset-	Non-handset	Average
	based	based	Selling	Foreign
	volume (1)	revenue (2)	Price	Currency	Subtotal (3)	Acquisitions	Total

Distribution	42%	3%	(11%)	3%	37%	51%	88%
Logistic services	9%	(4%)	(4%)	1%	2%	7%	9%

(1)	Handset based revenue includes revenue from wireless devices sold through our distribution business and revenue from wireless devices handled through our logistic services business.

(2)	Non-handset distribution revenue includes revenue from accessories sold, freight, non-voice navigation devices and PCs and PC accessories sold through our distribution business. Non-handset based logistic services revenue includes revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled.

(3)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and the acqusition of Dangaard Telecom on July 31, 2007.

Revenue and wireless devices handled by division:

	Year Ended December 31,
Americas		% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change

REVENUE:
Distribution	$960,405	83%	$612,386	75%	57%
Logistic services	195,028	17%	202,202	25%	(4)%

Total	$1,155,433	100%	$814,588	100%	42%

WIRELESS DEVICES HANDLED :
Distribution	7,117	12%	4,294	10%	66%
Logistic services	52,492	88%	38,446	90%	37%

Total	59,609	100%	42,740	100%	39%

The following table presents the percentage changes in 2007 revenues for our Americas division by service line compared with the prior year, including the effect of volume, average selling price, and foreign currency had on these percentage changes.

	2007 Percentage Change in Revenue vs. 2006
	Handset-	Non-handset	Average
	based	based	Selling	Foreign		CellStar
	volume	revenue	Price	Currency	Subtotal	Acquisition	Total

Distribution	(2%)	1%	39%	0%	38%	19%	57%
Logistic services	14%	(7%)	(11%)	0%	(4%)	0%	(4%)
The increase in wireless devices handled through logistic services in our Americas division was primarily driven by our successful launch of logistic services for T-Mobile during the second quarter of 2007, increased demand due to market growth in North America experienced by current logistic services customers as well as expanded services offered to our current logistic services customers. This increase was partially offset by a decrease in wireless devices handled through logistic services as a result of a reduction in units handled in Columbia due to a reduction in promotional activities by our customer and due to increased competition. The decrease in revenue from non-handset based logistic services was due to a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. Average fulfillment fee per unit decreased due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business.

	Year Ended December 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change

REVENUE:
Distribution	$1,521,684	98%	$1,088,247	98%	40%
Logistic services	36,445	2%	27,487	2%	33%

Total	$1,558,129	100%	$1,115,734	100%	40%

WIRELESS DEVICES HANDLED :
Distribution	13,160	88%	7,347	81%	79%
Logistic services	1,756	12%	1,688	19%	4%

Total	14,916	100%	9,035	100%	65%

The following table presents the percentage changes in 2007 revenues for our Asia-Pacific division by service line compared with the prior year, including the effect of volume, average selling price, and foreign currency had on these percentage changes.

	2007 Percentage Change in Revenue vs. 2006
	Handset-	Non-handset	Average
	based	based	Selling	Foreign
	volume	revenue	Price	Currency	Total

Distribution	74%	3%	(40%)	3%	40%
Logistic services	1%	25%	3%	4%	33%
The increases in distribution revenue and wireless devices sold in our Asia-Pacific division were driven by increased volume of devices sold to customers served by our Singapore business (previously served by our Brightpoint Asia Limited business) as a result of improved product availability at competitive prices as well as new products launched by our suppliers. In addition, we believe we sold more devices to these customers as a result of improved visibility into these channels by serving these customers through our business in Singapore rather than our Brightpoint Asia Limited business. The decrease in average selling price in our Asia-Pacific division was also driven by our Singapore business as a result of a significant increase in sales of lower priced handsets due to market demand for these handsets. The increase in non-handset based revenue was primarily due to an increase in revenue from repair services in India.

	Year Ended December 31,
Europe		% of		% of
(Amounts in 000s)	2007	Total	2006	Total	Change

REVENUE:
Distribution	$1,460,006	92%	$396,877	80%	268%
Logistic services	126,707	8%	98,174	20%	29%

Total	$1,586,713	100%	$495,051	100%	221%

WIRELESS DEVICES HANDLED :
Distribution	5,458	65%	1,200	68%	355%
Logistic services	2,959	35%	564	32%	425%

Total	8,417	100%	1,764	100%	377%

The following table presents the percentage changes in 2007 revenues for our Europe division by service line compared with the prior year, including the effect of volume, average selling price, foreign currency, and acquisitions had on these percentage changes.

	2007 Percentage Change in Revenue vs. 2006
	Handset-	Non-handset	Average
	based	based	Selling	Foreign		Dangaard
	volume	revenue	Price	Currency	Subtotal	Acquisition	Total

Distribution	23%	10%	(8%)	6%	31%	237%	268%
Logistic services	1%	2%	(1%)	4%	6%	23%	29%
The increase in distribution revenue was due primarily to the acquisition of Dangaard Telecom. The acquisition of Dangaard Telecom expanded our Europe operations to include nine countries in which we historically did not have a significant operating presence. In countries in which both companies had a significant operating presence, the acquisition of Dangaard Telecom allowed us to increase our market share. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division increased 31%. The increase in handset-based volume excluding the Dangaard Telecom operations was primarily due to an increase in wireless devices sold by our Finland and Slovakia operations. The increase in non-handset based revenue was due primarily to an increase in accessories and non-voice capable navigation devices sold.
The increase in logistic services revenue was due primarily to the acquisition of Dangaard Telecom, which was included in our results of operations beginning on August 1, 2007. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 6%.

Gross Profit and Gross Margin

	Year Ended
	December 31,
		% of		% of
	2007	Total	2006	Total		Change
		(Amounts in 000s)
Distribution	$166,930	62%	$81,774	54%		104%
Logistic services	103,656	38%	69,132	46%		50%

Gross profit	$270,586	100%	$150,906	100%		79%

Distribution	4.2%		3.9%	0.3%	points
Logistic services	28.9%		21.1%	7.8%	points
Gross margin	6.3%		6.2%	0.1%	points
The increase in gross profit in our distribution business was due to the growth in distribution revenue primarily related to the acquisitions of Dangaard Telecom and CellStar. The increase in distribution gross margin was primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom. The increase in gross margin in our Europe division was partially offset by a decrease in gross margin in our Asia-Pacific division due to sales of the slow-moving inventory within Asia at lower prices in an effort to improve sell-through of these devices. The decrease in Asia-Pacific gross margin was partially offset by an increase in gross margin on devices sold to customers served by our Singapore business. Distribution gross margin in our Singapore business was significantly higher than historical levels during the second half of 2007 as a result of a strong product line-up from our largest supplier as well as favorable product allocations. There can be no assurances that we will continue to experience similar margins or as favorable product allocations in our Singapore business in the future.
The increase in gross profit in our logistic services business was primarily due to the 7.8 percentage point increase in gross margin from logistic services. The increase in gross margin from logistic services was primarily driven by our Americas division as a result of improved operating efficiency, increased leverage of our cost infrastructure over higher volumes and a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. The increase in wireless devices handled through logistic services in our Americas division was primarily driven by our successful launch of logistic services for T-Mobile during the second quarter of 2007 as well as an increase in devices handled for our existing customers. Logistic services gross margin was also positively impacted by an increase in logistic services gross profit and gross margin in our Europe division resulting from the acquisition of Dangaard as well as improved profitability of our repair business in India.
Selling General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2007	2006	Change
	(Amounts in 000s)
SG&A expenses	$185,484	$102,253	81%
Percent of revenue	4.3%	4.2%	0.1	% points
As a percent of revenue, SG&A expenses increased 0.1% for the year ended December 31, 2007 compared to the prior year. SG&A expenses associated with the Dangaard operations represented $46.8 million of the overall increase in SG&A expenses for year ended December 31, 2007. We expect SG&A as a percent of revenue to be slightly higher in 2008 as a result of the full year impact of the operations of Dangaard Telecom including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. A majority of our SG&A expenses do not vary with seasonal changes in volume. As a result, we would expect SG&A expenses as a percent of revenue to fluctuate on a quarterly basis.
Amortization
Amortization expense was $10.5 million for the year ended December 31, 2007 compared to $0.3 million for the same period in the prior year. The increase in amortization expense relates to finite-lived intangible assets acquired in connection with the CellStar and Dangaard Telecom transactions. We allocated the purchase price of the Dangaard Telecom and CellStar acquisitions based on preliminary estimates of the fair value of assets acquired and liabilities assumed. The assets acquired in connection with the Dangaard Telecom transaction included $123.1 million of finite-lived intangible assets assigned to the customer relationships. The acquired finite-lived intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to our future cash flows. The assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. We believe that these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed. For the 2008 fiscal year, we expect to recognize approximately $17.0 million to $20.0 million of amortization expense related to the finite-lived intangible assets acquired in the Dangaard Telecom and CellStar acquisitions.
Restructuring charge
Restructuring charge was $8.7 million for the year ended December 31, 2007. In the fourth quarter of 2007, we decided to terminate Dangaard Telecom’s implementation of SAP enterprise resource planning and related software. As part of that decision, the Company determined that costs capitalized related to the project in the period after the acquisition of Dangaard Telecom were impaired under SFAS 144. Accordingly, an impairment charge of $7.1 million was recorded in our Europe division. In addition, we recorded $1.4 million in severance and other costs to consolidate the Brightpoint and Dangaard Telecom operations in Germany. We anticipate taking an additional restructuring charge during the first half of 2008 of approximately $3.2 million to $3.8 million associated with the final exit of our redundant warehouse and office facility in Germany.
Operating Income from Continuing Operations

	Year Ended
	December 31,
		% of		% of
	2007	Total	2006	Total	Change
		(Amounts in 000s)
Americas	$43,710	66%	$41,377	85%	6%
Asia-Pacific	27,960	43%	17,564	36%	59%
Europe	21,257	32%	11,391	24%	87%
Corporate	(27,014)	(41%)	(21,961)	(45%)	23%

Total	$65,913	100%	$48,371	100%	36%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,
	2007	2006	Change

Americas	3.8%	5.1%	(1.3)% points
Asia-Pacific	1.8%	1.6%	0.2% points
Europe	1.3%	2.3%	(1.0)% points
Total	1.5%	2.0%	(0.5)% points
The increase in operating income from continuing operations in our Americas division for the year ended December 31, 2007 was primarily as a result the acquisition of the CellStar operations and the launch of logistic services for T-Mobile, which were partially offset by a lower average fulfillment fee per unit due to a reduced fee structure associated with the modification and extension of a logistic services agreement with a significant customer in our North America business and reduced volumes in Colombia.
The increase in operating income from continuing operations in our Asia-Pacific division for the year ended December 31, 2007 was primarily due to an increase in the volume of devices sold to customers served by our Singapore business (previously served by our Brightpoint Asia Limited business) as a result of improved product availability at competitive prices and new products launched by our suppliers. Distribution gross margin in our Singapore business was significantly higher than historical levels during the second half of 2007 as a result of a strong product line-up from our largest supplier as well as favorable product allocations. This was partially offset by a decrease in gross margin in our Asia-Pacific division due to sales of the slow-moving inventory within Asia at lower prices in an effort to improve sell-through of these devices. There can be no assurances that we will continue to experience similar margins or as favorable product allocations in our Singapore business in the future.

The increase in operating income from continuing operations in our Europe division was primarily due to the acquisition of Dangaard Telecom, which significantly expanded our operations in Europe.
Operating loss from continuing operations in our corporate headquarters increased $5.1 million for the year ended December 31, 2007 compared to the prior year. The increase in operating loss was due to a $3.0 million increase in personnel costs primarily due to an increase in headcount in support of overall growth and incentive compensation as well as $1.6 million of incremental costs associated with integrating the Dangaard Telecom acquisition.
Interest
The components of interest, net are as follows:

	Year Ended
	December 31,
	2007	2006	Change
	(Amounts in 000s)
Interest expense	$20,072	$2,278	781%
Interest income	(2,055)	(1,725)	19%

Interest, net	$18,017	$553	3158%

Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. The increase in interest expense for the year December 31, 2007 compared to the prior year was primarily due to debt assumed in the Dangaard Telecom acquisition and borrowings for the CellStar acquisition.
Income Tax Expense

	Year Ended
	December 31,
	2007	2006	Change
	(Amounts in 000s)
Income tax expense	$440	$12,238	(96)%
Effective tax rate	0.9%	25.3%	(24.4)% points
Income tax expense for the year ended December 31, 2007 is net of a $2.1 million benefit resulting from a reduction in the statutory tax rate in Germany as well as a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards. Based on taxable income and utilization of prior net operating loss carryforwards, it became more likely than not during the second quarter of 2007 that we will be able to utilize these foreign tax credits prior to their expiration. Excluding the impact of these benefits, our effective tax rate would have been 35.0% for the year ended December 31, 2007, primarily due to a shift in mix of income between jurisdictions. For the 2008 fiscal year, we expect our effective tax rate to be within the range of 32.0% to 35.0%. Our effective tax rate is typically lower than the United States statutory tax rates primarily due to the benefit from foreign operations that have lower statutory rates than the United States.
Return on Invested Capital from Operations (ROIC)
We believe that it is important for a business to manage its balance sheet as well as it manages its statement of operations. A measurement that ties the statement of operations performance with the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe that if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as restructuring charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity and debt. The details of this measurement are outlined below.

	Year Ended December 31,
	2007	2006	2005
	(Amounts in 000s)
Operating income after taxes:
Operating income from continuing operations	65,913	48,371	44,353
Plus: Restructuring charge (benefit)	8,661	(9)	933
Less: estimated income taxes (1)	(2,844)	(12,254)	(11,728)

Operating income after taxes	$71,730	$36,108	$33,558

Invested Capital:
Debt	$460,853	$17,625	$—
Shareholders’ equity	600,765	194,828	149,042

Invested capital	$1,061,618	$212,453	$149,042

Average invested capital (2)	$573,913	$170,480	$149,578
ROIC (3)	12%	21%	22%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for the annual periods represents the simple average of the invested capital amounts for the current and four prior quarter period ends.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital.
The decline in ROIC from 2006 to 2007 was primarily due to the increase in average invested capital compared the prior year. Average invested capital was negatively impacted for the year ended December 31, 2007 by an increase in invested capital to fund the acquisitions of Dangaard Telecom and CellStar, including $318.2 million of acquired goodwill. Operating income after taxes was positively impacted for the year ended December 31, 2007 compared to the prior year by the $2.1 million tax benefit resulting from a reduction in the statutory tax rate in Germany in the third quarter of 2007. In addition, operating income after taxes was positively impacted for the year ended December 31, 2007 by the $14.1 million tax benefit related to the reversal of valuation allowances on certain foreign tax credits during the second quarter of 2007.
In addition, operating income after taxes was negatively impacted for the year ended December 31, 2007 by $6.8 million (after-tax) of non-cash amortization expense related to finite-lived intangible assets in connection with the acquisitions of Dangaard Telecom and CellStar discussed above.
Our overall ROIC may continue to decrease, and we currently estimate that it could go as low as 7% to 9%. We anticipate that our ROIC will trend upwards from this low point as we complete the integration of Dangaard Telecom, obtain anticipated synergies, obtain combined balance sheet improvements and reduce our debt.

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

The following table presents the percentage changes in 2006 revenues by service line compared with the prior year, including the effect of volume, average selling price, and foreign currency had on these percentage changes.

	2006 Percentage Change in Revenue vs. 2005
	Handset-	Non-handset	Average
	based	based	Selling	Foreign
	volume (1)	revenue (2)	Price	Currency	Total

Distribution	9%	1%	4%	0%	14%
Logistic services	12%	1%	(2%)	0%	11%

(1)	Handset based revenue includes revenue from wireless devices sold through our distribution business and revenue from wireless devices handled through our logistic services business.

(2)	Non-handset distribution revenue includes revenue from accessories sold, freight billed, non-voice navigation devices and PCs and PC accessories sold through our distribution business. Non-handset based logistic services revenue includes revenue from the sale of prepaid airtime, freight, and fee based services other than fees earned from wireless devices handled.

Revenue and wireless devices handled by division:

	Year Ended December 31,
Americas		% of		% of
(Amounts in 000s)	2006	Total	2005	Total	Change

REVENUE:
Distribution	$612,386	75%	$507,508	75%	21%
Logistic services	202,202	25%	167,566	25%	21%

Total	$814,588	100%	$675,074	100%	21%

WIRELESS DEVICES HANDLED :
Distribution	4,294	10%	3,566	11%	20%
Logistic services	38,446	90%	29,436	89%	31%

Total	42,740	100%	33,002	100%	30%

The following table presents the percentage changes in 2006 revenues for our Americas division by service line compared with the prior year, including the effect of volume, average selling price, and foreign currency had on these percentage changes.

	2006 Percentage Change in Revenue vs. 2005
	Handset-	Non-handset	Average
	based	based	Selling	Foreign
	volume	revenue	Price	Currency	Total

Distribution	20%	2%	(1%)	0%	21%
Logistic services	18%	6%	(3%)	0%	21%
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

The following table presents the percentage changes in 2006 revenues for our Asia-Pacific division by service line compared with the prior year, including the effect of volume, average selling price, and foreign currency had on these percentage changes.

	2006 Percentage Change in Revenue vs. 2005
	Handset-	Non-handset	Average
	based	based	Selling	Foreign
	volume	revenue	Price	Currency	Total

Distribution	0%	1%	2%	0%	3%
Logistic services	24%	(17%)	(7%)	0%	0%
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

WIRELESS DEVICES HANDLED :
Distribution	1,200	68%	875	66%	37%
Logistic services	564	32%	442	34%	28%

Total	1,764	100%	1,317	100%	34%

The following table presents the percentage changes in 2006 revenues for our Europe division by service line compared with the prior year, including the effect of volume, average selling price, and foreign currency had on these percentage changes.

	2006 Percentage Change in Revenue vs. 2005
	Handset-	Non-handset	Average
	based	based	Selling	Foreign
	volume	revenue	Price	Currency	Total

Distribution	32%	(2%)	6%	4%	40%
Logistic services	0%	(1%)	0%	0%	(1%)
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
Gross Profit and Gross Margin

	Year Ended
	December 31,
		% of		% of
	2006	Total	2005	Total	Change
		(Amounts in 000s)
Distribution	$81,774	54%	$71,371	54%	15%
Logistic services	69,132	46%	60,641	46%	14%

Gross profit	$150,906	100%	$132,012	100%	14%

Distribution	3.9%		3.9%	0.0% points
Logistic services	21.1%		20.6%	0.5% points
Gross margin	6.2%		6.2%	0.0% points
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
Operating Income from Continuing Operations

	Year Ended
	December 31,
		% of		% of
	2006	Total	2005	Total	Change
		(Amounts in 000s)
Americas	$41,377	85%	$39,921	90%	4%
Asia-Pacific	17,564	36%	18,939	43%	(7)%
Europe	11,391	24%	4,634	10%	146%
Corporate	(21,961)	(45%)	(19,141)	(43%)	15%

Total	$48,371	100%	$44,353	100%	9%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,
	2006	2005	Change

Americas	5.1%	5.9%	(0.8)% points
Asia-Pacific	1.6%	1.8%	(0.2)% points
Europe	2.3%	1.2%	1.1 % points
Total	2.0%	2.1%	(0.1)% points
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
Other (Income) Expenses

	Year Ended
	December 31,
	2006	2005	Change
	(Amounts in 000s)
Other (income) expenses	$(610)	$1,523	(140)%
Percent of revenue	0.0%	0.1%	(0.1	)% points
The decrease in other expenses was primarily due to our decision to discontinue the sale of trade receivables to third party financial institutions in Sweden and Norway and the corresponding decrease in costs associated with the sale of those receivables. Other income for the year ended December 31, 2006 was primarily attributable to foreign currency transaction gains.
Income Tax Expense

	Year Ended
	December 31,
	2006	2005	Change
	(Amounts in 000s)
Income tax expense	$12,238	$11,058	11%
Effective tax rate	25.3%	25.7%	(0.4	)% points
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

	Year Ended December 31,
	2007	2006	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$73,301	$(49,917)	$123,218
Investing activities	(99,034)	(17,085)	(81,949)
Financing activities	65,765	11,908	53,857
Effect of exchange rate changes on cash and cash equivalents	7,420	3,171	4,249

Net increase (decrease) in cash and cash equivalents	$47,452	$(51,923)	$99,375

Net cash provided by operating activities was $73.3 million in 2007, a change of $123.2 million compared to prior year primarily due to:
•	$109.7 million less cash used for working capital in 2007 compared to the prior year. Cash provided by working capital was $6.3 million for year ended December 31, 2007 primarily due to cash provided by working capital in our Asia-Pacific division.

•	$13.5 million more cash provided by operating activities before changes in operating assets and liabilities in 2007 compared to the prior year.
A large customer within our Europe division experienced IT difficulties at the end of December, resulting in $62.2 million of anticipated payments being delayed into the first quarter. This payment was received on January 2, 2008. We do not expect similar payment delays due to IT difficulties from this customer in the future. Had this payment been received in 2007, net cash provided by operating activities would have been $135.5 million.
Net cash used for investing activities was $99.0 million for 2007, an increase of $81.9 million compared to prior year primarily due to:
•	$67.5 million more cash used for acquisitions during 2007 compared to 2006 due primarily to the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation.
Net cash provided by financing activities was $65.8 million, a change of $53.9 million compared to prior year primarily due to:
•	$152.7 million additional proceeds from credit facilities in 2007 compared to the prior year.

•	$250.0 million proceeds from the Global Term Loans

•	$18.0 million less cash used for the purchase of treasury stock in 2007 compared to the prior year.
partially offset by:
•	$353.5 million cash used for repayments of long-term debt compared to the prior year including $348.7 million of cash used for repayments of debt acquired through the acquisition of Dangaard Telecom and $4.8 million of cash used for repayments of the Global Term Loans.

Cash Conversion Cycle

	Year Ended December 31,
	2007	2006	2005
Days sales outstanding in accounts receivable	51	28	27
Days inventory on-hand	41	67	24
Days payable outstanding	(50)	(70)	(44)

Cash Conversion Cycle Days (1)	42	25	7

(1)	Our calculation of the cash conversion cycle has not been adjusted to include pro-forma results of operations for the U.S. operations and the Miami-based Latin America business of CellStar Corporation and pro-forma results of operations for Dangaard Telecom as described in Note 3 in the Notes to the Consolidated Financial Statements. As a result, our cash conversion cycle days are higher primarily due to the fact that daily sales and cost of products sold do not include a full year of sales and cost of products sold for these acquisitions.
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
During 2007, the cash conversion cycle increased to 42 days from 25 days in 2006. The increase in the cash conversion cycle was the primarily due to the Dangaard Telecom acquisition.
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

	Year Ended December 31,
(Dollar amounts in thousands)	2007	2006	2005

Days sales outstanding in accounts receivable:
Continuing operations revenue	$4,300,275	$2,425,373	$2,140,177
Value-added taxes invoiced for continuing operations	217,749	123,916	110,707

Total continuing operations revenue and value-added taxes	$4,518,024	$2,549,289	$2,250,884
Daily sales including value-added taxes	12,550	7,081	6,252
Continuing operations ending accounts receivable	$751,146	$228,186	$168,004
Agency accounts receivable	(111,409)	(29,507)	—

Accounts receivable excluding agency receivables	$639,737	$198,679	$168,004
Days sales outstanding in accounts receivable(A)	51	28	27

Days inventory on-hand:
Continuing operations cost of revenue	$4,029,689	$2,274,467	$2,008,165
Indirect product and service costs	(212,902)	(169,520)	(126,700)

Total continuing operations cost of products sold	$3,816,787	$2,104,947	$1,881,465
Daily cost of products sold	10,602	5,847	5,226
Continuing operations ending inventory	$474,951	$391,657	$124,864
Agency inventory	(36,514)	(2,606)	—

Inventory excluding agency inventory	$438,437	$389,051	$124,864
Days inventory on-hand(B)	41	67	24

Days payables outstanding in accounts payable:
Daily cost of products sold	$10,602	$5,847	$5,226
Continuing operations ending accounts payable	$664,484	$454,546	$232,249
Agency accounts payable	(136,117)	(46,853)	—

Accounts payable excluding agency payables	$528,367	$407,693	$232,249
Days payable outstanding(C)	50	70	44

Cash conversion cycle days (A+B-C)	42	25	7

(1)	Agency accounts receivable, inventory and accounts payable represent amounts on our balance sheet that include the full value of the product for which the revenue associated with these transactions is recorded under the net method (excluding the value of the product sold).
Borrowings
The table below summarizes borrowing capacity that was available to the Company as of December 31, 2007 (in thousands):

	Gross		Letters of Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Term Loans	$252,454	$252,454	$—	$—
Global Credit Facility	300,000	208,399	23,288	68,313
Other	62,122	—	—	62,122

Total	$614,576	$460,853	$23,288	$130,435

As noted above, in conjunction with the acquisition of Dangaard Telecom we obtained additional financing in the current year including: (i) an increase in the amount available under our secured revolving credit facility to $300.0 million, (ii) the extension to the domestic borrowers of our credit agreement of a term loan in an original principal amount of $125.0 million, (iii) the extension to the foreign borrowers of our credit agreement, a term loan in an original principal amount equivalent to $125.0 million (denominated in Euros).

Liquidity analysis
We measure liquidity as the total of unrestricted cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in new markets, acquisitions, or through expansion of existing service or product lines or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, material uncollectible accounts receivable, or material inventory write-downs, as examples. The table below shows our liquidity calculation.

	December 31,
	2007	2006	% Change
	(Amounts in 000s)
Unrestricted cash	$101,582	$54,130	88%
Unused borrowing availability	130,435	75,704	72%

Liquidity	$232,017	$129,834	79%

A large customer within our Europe division experienced IT difficulties at the end of December, resulting in $62.2 million of anticipated payments being delayed into the first quarter. This payment was received on January 2, 2008. This cash payment was used to pay down borrowings on our lines of credit. We do not expect similar payment delays due to IT difficulties from this customer in the future. Had these payments been received in 2007, our unused borrowing availability would have been $192.6 million.
Capital expenditures were $20.2 million, $20.8 million and $12.6 million for 2007, 2006 and 2005. Capital expenditures were primarily related to investments in our information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities, particularly in the U.S. Expenditures for capital resources historically have been composed of information systems, leasehold improvements and warehouse equipment. We expect this pattern to continue in future periods. We expect to invest in a range of $28.0 million to $33.0 million in 2008. A key component of our strategic plan is geographic expansion. We expect our level of capital expenditures to be affected by our geographic expansion activity.
We believe that existing capital resources and cash flows provided by future operations will enable us to maintain our current level of operations and our planned operations including capital expenditures for the foreseeable future. We believe that our current liquidity is sufficient to operate the business successfully for the next twelve months and to invest in growth opportunities.
OFF-BALANCE SHEET ARRANGEMENTS
We have agreements with unrelated third-parties for the factoring of specific accounts receivable in our Spain and Germany operations acquired in the purchase of Dangaard Telecom in order to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under these agreements are accounted for as sales in accordance with SFAS 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and accordingly, are accounted for as off-balance sheet arrangements. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. We are the collection agent on behalf of the third parties for these arrangements and have no significant retained interests or servicing liabilities related to the accounts receivable that we have sold.
At December 31, 2007, we had sold $73.0 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. Fees paid under this program were $0.9 million for the year ended December 31, 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2007.

	Payments due by Period
		Less than	1 to 3	3 to 5
	Total	1 Year	Years	Years	Thereafter
	(Amounts in 000s)
Operating leases	$116,894	$20,783	$32,286	$22,526	$41,299
Total borrowings	460,853	19,332	77,715	363,806	—
Interest on third party debt and lines of credit (1)	123,262	30,796	55,426	37,040	—
Purchase obligations(2)	15,840	15,840	—	—	—
Pension obligation	2,304	—	—	—	2,304
Letters of credit	23,288	23,288	—	—	—

Total	$742,441	$110,039	$165,427	$423,372	$43,603

(1)	Interest on third party debt is calculated based on the interest rate as of December 31, 2007 and repayments of outstanding debt in accordance with our credit agreement. Interest does not include the effects of any prepayments of borrowings permitted under the credit agreement. Prepayments could significantly decrease interest obligations in future years.

(2)	Purchase obligations exclude agreements that are cancelable without penalty.
In addition to the amounts shown in the table above, $2.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.
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
Deferred Taxes and Effective Tax Rates
We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with SFAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more or less taxes than originally recorded. We utilize internal and external skilled resources in the various tax jurisdictions to evaluate our position and to assist in our calculation of tax expense and related liabilities.

For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim period’s effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at the expected realizable value. At December 31, 2007, total deferred tax assets were $37.7 million, net of $8.7 million of valuation allowances.
Goodwill and Long-lived Asset Impairment
We assess goodwill for impairment annually, or more frequently when indicators of impairment are present. At December 31, 2007, we had $349.6 million of goodwill recorded as an asset. We perform our annual impairment analysis during the fourth quarter, and based on our analysis performed in 2007, we determined that there was no impairment of the goodwill balance. In our impairment analysis we estimate the fair value of an enterprise based on the present value of anticipated future cash flows. We recognize an impairment loss to the extent the net assets of the enterprise exceed the present value of anticipated future cash flows. As permitted under SFAS 142, Goodwill and Other Intangible Assets, our determination of the fair value of Dangaard Telecom for use in our annual impairment analysis was carried forward from the fair value used to determine the purchase price of Dangaard Telecom.
We test our long-lived assets for impairment whenever there are indicators that the carrying value of the assets may not be recoverable. For long-lived assets impairment testing, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. At December 31, 2007, the carrying values of our long-lived assets do not exceed their respective fair values, and there were no material impairment charges in 2007 other than the restructuring charge described below.
As discussed in Note 3 to the Consolidated Financial Statements, we decided to cease Dangaard Telecom’s implementation of SAP enterprise resource planning and related software. As part of that decision, we determined that costs capitalized related to the project in the period after the acquisition of Dangaard Telecom were impaired under SFAS 144. Accordingly, an impairment charge was recorded in our Europe division and is included within “Restructuring charge” in the Consolidated Statement of Operations for the year ended December 31, 2007.
CREDIT RATING
We are rated by Standard & Poor’s. As of December 31, 2007, our rating was BB- with a “negative” outlook. An upgrade or downgrade in credit rating would not have an impact on our Credit Agreement, however access to and pricing in capital markets could be impacted by a downgrade in our credit rating.

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

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007	23%	23%	25%	29%
2006	22%	24%	25%	29%
2005	21%	23%	26%	30%
The seasonal patterns for wireless devices handled by us have been as follows:

Year	1st Quarter	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (1)

2007	18%	23%	27%	32%
2006	23%	25%	24%	28%
2005	18%	22%	26%	34%

(1)	Our calculation of seasonality has not been adjusted to include pro-forma results of operations for the U.S. operations and the Miami-based Latin America business of CellStar Corporation and pro-forma results of operations for Dangaard Telecom as described in Note 3 in the Notes to the Consolidated Financial Statements.

FORWARD LOOKING AND CAUTIONARY STATEMENTS
Certain information in this Form 10-K may contain forward-looking statements regarding future events or the future performance of the Company. These risk factors include, without limitation, uncertainties relating to customer plans and commitments, including, without limitation, (i) dependence upon principal suppliers and availability and price of wireless products including the risk of consolidation of these suppliers; (ii) access to or the cost of increasing amounts of capital, trade credit or other financing; (iii) the loss or reduction in orders from principal customers or a reduction in prices we are able to charge to these customers (iv) possible adverse effect on demand for our products resulting from consolidation of mobile operators; (v) investment in and implementation of sophisticated information systems technologies and our reliance upon the proper functioning of such systems; (vi) a substantial number of shares will be eligible for future sale by Dangaard Holding and the sale of those shares could adversely affect our stock price; (vii) our ability to borrow additional funds; (viii) possible difficulties collecting our accounts receivable; (ix) our ability to increase volumes and maintain our margins; (x) our ability to expand and implement our future growth strategy, including acquisitions; (xi) uncertainty whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xii) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures; (xiii) our operations may be materially affected by fluctuations in regional demand and economic factors; (xiv) our ability to respond to rapid technological changes in the wireless communications and data industry; (xv) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xvi) effect of natural disasters, epidemics, hostilities or terrorist attacks on our operations; (xvii) our ability to meet intense industry competition; (xviii) our ability to manage and sustain future growth at our historical or current rates; (xix) certain relationships and financings, which may provide us with minimal returns or losses on our investments; (xx) the impact that seasonality may have on our business and results; (xxi) our ability to attract and retain qualified management and other personnel, cost of complying with labor agreements and high rate of personnel turnover; (xxii) our ability to protect our proprietary information; (xxiii) our significant payment obligations under certain debt, lease and other contractual arrangements and our ability to reduce these obligations; (xxiv) the efficient operation of our computer and communication systems; (xxv) uncertainty regarding future volatility in our Common Stock price; (xxvi) the potential issuance of additional equity, including our Common Stock, which could result in dilution of existing shareholders and may have an adverse impact on the price of our Common Stock; (xxvii) existence of anti-takeover measures; (xxviii) loss of significant customers or a reduction in prices we charge these customers; Dobson was recently acquired. In addition RCC and SunCom have recently announced plans to be acquired. The completion of any of these acquisitions may negatively impact our operating results. (xxix) we incurred significant financial obligations as a result of the acquisitions of Dangaard Telecom and CellStar, and our inability to satisfy these could materially and adversely affect our operating results and financial condition and harm our business; (xxx) possible adverse effects of future medical claims regarding the use of wireless devices; (xxxi) if we are not able to integrate Dangaard Telecom’s operations in a timely manner, we may not realize anticipated benefits of the transaction in a timely fashion, or at all, and our business could be harmed; (xxxii) exposure to unknown pre-existing liabilities of Dangaard Telecom could cause us to incur substantial financial obligations and harm our business; (xxxiii) acquisition related accounting impairment and amortization charges may delay and reduce our post-acquisition profitability. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date that such statement was made. We undertake no obligation to update any forward-looking statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash investments primarily in AAA rated money market mutual funds and overnight repurchase agreements, which have minimal credit risk. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral to secure accounts receivable. In many circumstances, we have obtained credit insurance to mitigate our credit risk.
Exchange Rate Risk Management
A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures.
Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through the purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2007 or 2006. At December 31, 2007, we had no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.
Interest Rate Risk Management
We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include short-term marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. To mitigate interest rate risks, we utilize interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates.
We are exposed to interest rate risk associated with our borrowing arrangements. Our risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. We use interest rate swaps to manage interest rate exposure. At December 31, 2007, swaps with a total notional amount of $65 million were outstanding. These swaps have maturity dates ranging from 2009-2012. These derivative instruments are designated as hedges under SFAS 133. Changes in market value, when effective, are recorded in “Accumulated other comprehensive income” in our Consolidated Balance Sheet. Amounts are recorded to interest expense as settled. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. The fair value liability associated with those swaps was $1.6 million at December 31, 2007.

Item 8. Financial Statements and Supplementary Data.

Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue
Distribution revenue	$3,942,095	$2,097,510	$1,845,983
Logistic services revenue	358,180	327,863	294,194

Total revenue	4,300,275	2,425,373	2,140,177

Cost of revenue
Cost of distribution revenue	3,775,165	2,015,736	1,774,612
Cost of logistic services revenue	254,524	258,731	233,553

Total cost of revenue	4,029,689	2,274,467	2,008,165

Gross profit	270,586	150,906	132,012

Selling, general and administrative expenses	185,484	102,253	86,455
Amortization expense	10,528	291	271
Restructuring charge (benefit)	8,661	(9)	933

Operating income from continuing operations	65,913	48,371	44,353

Interest, net	18,017	553	(146)
Other (income) expenses	390	(610)	1,523

Income from continuing operations before income taxes	47,506	48,428	42,976

Income tax expense	440	12,238	11,058

Income from continuing operations before minority interest	47,066	36,190	31,918

Minority interest, net of taxes	347	—	—

Income from continuing operations	46,719	36,190	31,918

Discontinued operations, net of income taxes:
Loss from discontinued operations	(68)	(417)	(20,600)
Gain (loss) on disposal of discontinued operations	743	(163)	(878)

Total discontinued operations, net of income taxes	675	(580)	(21,478)

Net income	$47,394	$35,610	$10,440

Earnings per share — basic:
Income from continuing operations	$0.76	$0.74	$0.67
Discontinued operations, net of income taxes	0.01	(0.01)	(0.45)

Net income	$0.77	$0.73	$0.22

Earnings per share — diluted:
Income from continuing operations	$0.73	$0.72	$0.64
Discontinued operations, net of income taxes	0.01	(0.02)	(0.43)

Net income	$0.74	$0.70	$0.21

Weighted average common shares outstanding:
Basic	61,174	49,104	47,954

Diluted	63,571	50,554	49,657

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$101,582	$54,130
Pledged cash	578	201
Accounts receivable (less allowance for doubtful accounts of $17,157 in 2007 and $4,926 in 2006)	751,146	228,186
Inventories	474,951	391,657
Contract financing receivable	3,092	20,161
Contract financing inventory	—	7,293
Other current assets	69,261	25,870

Total current assets	1,400,610	727,498

Property and equipment, net	55,732	37,904
Goodwill	349,646	6,976
Other intangibles, net	135,431	1,243
Other assets	30,942	4,732

Total assets	$1,972,361	$778,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664,484	$454,552
Accrued expenses	189,415	68,320
Contract financing payable	1,601	30,991
Current portion of long-term debt	19,332	—
Lines of credit and other short-term borrowings	—	13,875

Total current liabilities	874,832	567,738

Long-term liabilities:
Lines of credit, long-term	208,399	3,750
Long-term debt	233,122	—
Other long-term liabilities	54,425	12,037

Total long-term liabilities	495,946	15,787

Total liabilities	1,370,778	583,525

COMMITMENTS AND CONTINGENCIES

Minority interest	818	—

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 88,418 issued in 2007 and 57,536 issued in 2006	884	575
Additional paid-in-capital	584,806	266,756
Treasury stock, at cost, 6,930 shares in 2007 and 6,891 shares in 2006	(58,695)	(58,295)
Retained earnings (deficit)	29,467	(17,918)
Accumulated other comprehensive income	44,303	3,710

Total shareholders’ equity	600,765	194,828

Total liabilities and shareholders’ equity	$1,972,361	$778,353

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities
Net income	$47,394	$35,610	$10,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,747	12,234	11,101
Discontinued operations	(675)	580	21,478
Net operating cash flows used in discontinued operations	—	—	(2,085)
Pledged cash requirements	(371)	(15)	13,662
Non-cash compensation	6,104	6,005	2,837
Restructuring charge (benefit)	8,661	(9)	933
Change in deferred taxes	(25,625)	(3,020)	(390)
Income tax benefits from exercise of stock options	—	—	5,377
Minority interest	347	—	—
Other non-cash	6,459	2,126	401

	67,041	53,511	63,754

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(123,195)	(41,135)	(47,778)
Inventories	160,596	(258,070)	(23,656)
Other operating assets	(7,156)	(1,542)	(6,183)
Accounts payable and accrued expenses	(23,985)	197,319	82,823

Net cash provided by (used in) operating activities	73,301	(49,917)	68,960

Investing activities
Capital expenditures	(20,247)	(20,779)	(12,649)
Acquisitions, net of cash acquired	(68,902)	(1,413)	(413)
Net investing cash flow from discontinued operations	—	—	(1,097)
Net cash provided by (used in) contract financing arrangements	(4,838)	6,960	(5,285)
Decrease (increase) in other assets	(5,047)	(1,853)	3,945

Net cash used in investing activities	(99,034)	(17,085)	(15,499)

Financing activities
Net proceeds from credit facilities	168,493	15,825	—
Repayments on debt assumed from Dangaard Telecom	(348,736)	—	—
Proceeds from Global Term Loans	250,000	—	—
Repayments on Global Term Loans	(4,726)	—	—
Deferred financing costs paid	(4,597)	—	—
Purchase of treasury stock	(400)	(18,367)	(15,918)
Excess tax benefit from equity based compensation	1,602	8,690	—
Proceeds from common stock issuances under employee stock option plans	4,129	5,760	4,750

Net cash provided by (used in) financing activities	65,765	11,908	(11,168)
Effect of exchange rate changes on cash and cash equivalents	7,420	3,171	(8,360)

Net increase (decrease) in cash and cash equivalents	47,452	(51,923)	33,933
Cash and cash equivalents at beginning of year	54,130	106,053	72,120

Cash and cash equivalents at end of year	$101,582	$54,130	$106,053

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Years ended December 31,
	2007		2006		2005
Common stock:
Balance at beginning of year	$575		$559		$527
Issued in connection with employee stock plans and related income tax benefit	9		16		32
Issued for purchase of Dangaard Telecom	300		—		—

Balance at end of year	884		575		559

Additional paid-in capital:
Balance at beginning of year	266,756		258,443		233,436
Issued in connection with employee stock plans and related income tax benefit	14,600		8,313		25,007
Issued for purchase of Dangaard Telecom	303,450		—		—

Balance at end of year	584,806		266,756		258,443

Retained earnings (deficit):
Balance at beginning of year	(17,918)		(53,528)		(63,968)
Net income	47,394	$47,394	35,610	$35,610	10,440	$10,440
Adjustment to adopt FASB Interpretation 48, net of tax	(9)		—		—

Balance at end of year	29,467		(17,918)		(53,528)

Accumulated other comprehensive income (loss):
Balance at beginning of year	3,710		(4,379)		4,752
Currency translation of foreign investments		41,001		8,548		(9,131)
Unrealized gain on marketable securities classified as available for sale		1,159		—		—
Unrealized loss on derivative instruments		(1,598)		—		—
Adjustment to adopt Statement of Financial Accounting Standards 158, net of tax	—		(459)		—
Pension benefit obligation		31		—		—

Other comprehensive income (loss)	40,593	40,593	8,548	8,548	(9,131)	(9,131)

Total Comprehensive income (loss)		$87,987		$44,158		$1,309

Balance at end of year	44,303		3,710		(4,379)

Treasury stock:
Balance at beginning of year	(58,295)		(39,928)		(24,010)
Purchase of treasury stock	(400)		(18,367)		(15,918)

Balance at end of year	(58,695)		(58,295)		(39,928)

Unearned compensation:
Balance at beginning of year	—		(12,125)		—
Change in restricted stock unearned compensation, net	—		12,125		(12,125)

Balance at end of year	—		—		(12,125)

Total shareholders’ equity	$600,765		$194,828		$149,042

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Brightpoint, Inc. (the Company) is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”), Mobile Virtual Network Operators (MVNOs) and manufacturers with operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Italy, India, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Spain, Sweden, Switzerland, the United Arab Emirates and the United States. The Company provides integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. The Company’s customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. The Company distributes wireless communication devices and provides value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
The Company was incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, the Company changed its name to Brightpoint, Inc. In June 2004, the Company reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned with the exception of the Moobi Norway A/S subsidiary that is 76% owned by the Company. On July 31, 2007 the Company completed its acquisition of Dangaard Telecom. Results of operations related to this acquisition are included in the Company’s Consolidated Statement of Operations beginning on August 1, 2007. See Note 3 for further details regarding this acquisition. Significant intercompany accounts and transactions have been eliminated in consolidation.
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
For distribution revenue, which is recorded using the gross method, the criteria of SAB 104 are generally met upon shipment to customers, including title transfer; and therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery; and therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of

Brightpoint, Inc.
Notes to Consolidated Financial Statements
revenue recognition in accordance with the provisions of SAB 104. Sales are recorded net of discounts, rebates, returns and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance) or other arrangements.
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
For logistic services revenue, the criteria of SAB 104 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. In general, logistic services are fee-based services. The Company has certain arrangements for which it records receivables, inventory and payables based on the gross amount of the transactions; however, the Company records revenue for these logistic services at the amount of net margin because it is acting as an agent for mobile operators as defined by EITF 99-19. The Company also records revenue from the sale of prepaid airtime within logistic services. In certain circumstances, the Company recognizes revenue for the sales of prepaid airtime using the gross method (based on the full sales price of the airtime to its customers) because the Company has general inventory risk, latitude in setting price and other gross reporting indicators as defined by EITF 99-19. If all of the Company’s prepaid airtime transactions that are currently recorded using the gross method were accounted for using the net method, logistic services revenue would have been lower by $90.2 million, $121.7 million and $136.7 million for 2007, 2006 and 2005.
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
Gross Profit
The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs and other costs such as freight, labor and rent expense.
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
•	Price protection: consideration is received from certain, but not all, suppliers in the form of a credit memo based on market conditions as determined by the supplier. The amount is determined based on the difference between original purchase price from the supplier and revised list price from the supplier. The terms of the price protection varies by supplier and product, but is typically less than one month from original date of purchase. This amount is accrued as a reduction of trade accounts payable until a credit memo is received and applied as a debit to the outstanding accounts

Brightpoint, Inc.
Notes to Consolidated Financial Statements
payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those wireless devices already sold.
•	Volume incentive rebates: consideration is received from certain suppliers when purchase or sell-through targets are attained or exceeded within a specified time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable. This same amount is either a reduction of inventory cost or is a reduction of cost of sales for those devices already sold. In certain markets, the amount of the rebate is determined based on actual volumes purchased for the incentive period to date at the established rebate percentage without minimum volume purchase requirements. In other markets, where the arrangement has a tiered rate structure for increasing volumes, the rate of the rebate accrual is determined based on the actual volumes purchased plus reasonable, predictable estimates of future volumes within the incentive period. In the event the future volumes are not reasonably estimable, the Company records the incentive at the conclusion of the rebate period or at the point in time when the volumes are reasonably estimable. Upon expiration of the rebate period an adjustment is recognized through inventory or cost of sales for devices already sold if there is any variance between estimated rebate receivable and actual rebate earned. To the extent that the Company passes-through rebates to its customers, the amount is recognized as a liability in the period that it is probable and reasonably estimable.
•	Marketing, training and promotional funds: consideration is received from certain suppliers for cooperative arrangements related to market development, training and special promotions agreed upon in advance. The amount received is generally in the form of a credit memo, which is applied to trade accounts payable. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that the Company incurs costs in excess of the established supplier fund, the Company recognizes the amount as a selling expense.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. Pledged cash represents cash reserved as collateral for letters of credit issued by financial institutions on behalf of the Company or its subsidiaries and as collateral for vendor credit.
Concentrations of Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to mobile operators, agents, resellers, dealers and retailers in the global wireless industry and are dispersed throughout the world, including North America, Latin America, Asia, the Pacific Rim and Europe. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company does not generally require collateral from its customers to secure trade accounts receivable.
In 2007, 2006 and 2005, Generation Next Group (formerly Computech), a customer of the Company’s Singapore operations (2007) and the Company’s Brightpoint Asia Limited operations (2006 and 2005), accounted for approximately 10%, 13% and 12% of the Company’s total revenue and 29%, 29% and 23% of the Asia-Pacific division’s revenue. At December 31, 2007 and 2006, there were no amounts owed to the Company from Generation Next Group. The loss or a significant reduction in business activities by the Company’s customers could have a material adverse affect on the Company’s revenue and results of operations.
The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Revenue from the sale of Nokia products represented approximately 38%, 47% and 52% of total revenue in 2007, 2006 and 2005. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of its subsidiaries in support of their vendor credit facilities. The payment terms received from the Company’s suppliers is dependent on several factors, including, but not limited to, the Company’s payment history with the supplier, the supplier’s credit granting policies, contractual provisions, the Company’s overall credit rating as determined by various credit rating agencies, the Company’s recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company’s control, could have a material adverse effect on the Company’s operations. The Company believes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
that its relationships with its suppliers are satisfactory; however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.
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
Inventories
Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. Freight expense is capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market. During the years ended December 31, 2007 and 2006, the Company had no individually significant inventory valuation adjustments.
Fair Value of Financial Instruments
The carrying amounts at December 31, 2007 and 2006, of cash and cash equivalents, pledged cash, accounts receivable, contract financing receivable, other current assets, accounts payable, accrued expenses and contract financing payables approximate their fair values because of the short maturity of those instruments. The carrying amount at December 31, 2007 and 2006 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company has $8.5 million of marketable securities classified as available-for-sale as of December 31, 2007. During 2007, the Company acquired 470,000 shares representing 9.1% of the total outstanding shares of common stock of Tessco Technologies Incorporated (Tessco). The shares were purchased because the Company believed that the shares were currently undervalued in the marketplace and represent an attractive investment opportunity. The shares have a fair value of approximately $8.5 million as of December 31, 2007 and are included in “Other current assets” in the Consolidated Balance Sheet. The Company has approximately $1.2 million of unrealized gains included as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity.
The Company enters into derivative instruments through purchase of forward contracts to reduce, not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company also enters into derivative instruments through purchase of forward contracts to pay vendors who invoice the Company in a non-functional currency. The fair value of these instruments is reported as a current asset or current liability in the Consolidated Balance Sheets. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities; and therefore, changes in fair value of these instruments are included as a component of “Other (income) expenses” in the Consolidated Statements of Operations.
The Company is exposed to interest rate risk associated with its borrowing arrangements. The Company’s risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company uses interest rate swaps to manage interest rate exposure. At December 31, 2007, swaps with a total notional amount of $65.0 million were outstanding. These swaps have maturity dates ranging from 2009-2012. These derivative instruments are designated as cash flow hedges under SFAS 133. Changes in market value, when effective, are recorded in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheet. Amounts are recorded to interest expense as settled. A 10% increase in short-term borrowing rates during the quarter would have resulted in an immaterial increase in interest expense. The fair value liability associated with those swaps was $1.6 million at December 31, 2007 and is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheet. The Company has approximately $1.6

Brightpoint, Inc.
Notes to Consolidated Financial Statements
million of unrealized losses included as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity.
Property and Equipment
Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are stated at cost and depreciated ratably over the shorter of the lease term of the associated property or the estimated life of the leasehold improvement. Maintenance and repairs are charged to expense as incurred.
Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets
The Company follows the principles of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the present value of anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2007 and 2006, the finite-lived intangible assets total $135.4 million and $1.2 million, net of accumulated amortization of $12.2 million and $1.5 million and are currently being amortized over three to fifteen years. See Note 3 for further discussion regarding the finite-lived intangible assets acquired during 2007. For the years ended December 31, 2007 and 2006, the Company incurred no impairment charges for these long-lived tangible and finite-lived intangible assets. The following sets forth amortization expense for finite-lived intangible assets the Company expects to recognize over the next five years (in thousands):

2008	$17,617
2009	16,169
2010	15,898
2011	14,993
2012	11,712
As discussed in Note 3, the Company decided to cease Dangaard Telecom’s implementation of SAP enterprise resource planning and related software. As part of that decision, the Company determined that costs capitalized related to the project in the period after the acquisition of Dangaard Telecom were impaired under SFAS 144. Accordingly, an impairment charge of $7.1 million was recorded in the Company’s Europe division and is included within “Restructuring charges” in the Consolidated Statement of Operations for the year ended December 31, 2007.
For the year ended December 31, 2005, the Company recorded an impairment charge of approximately $2.3 million to write-down certain intangible assets in connection with the Company’s decision to sell its operations in France. This impairment charge is included as a component of “Loss from discontinued operations” in the Consolidated Statement of Operations.
Goodwill
The Company follows the principles of SFAS 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but rather tested annually for impairment. In the third quarter of 2005, the Company recorded an impairment charge of approximately $11.5 million as a result of its decision to sell its operations in France. This impairment charge is included as a component of “Loss from discontinued operations” in the Consolidated Statement of Operations. In the fourth quarter of 2007, 2006 and 2005, the Company performed the required annual impairment test on its goodwill and incurred no additional impairment charges. The Company’s reporting units are contained within three geographic segments, the Americas, Europe and Asia-Pacific as defined under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions of SFAS 142 and performs the necessary goodwill impairment tests at the reporting unit level. As permitted under SFAS 142, the Company’s determination of the fair value of Dangaard Telecom for use in its annual impairment analysis was carried forward from the fair value used to determine the purchase price of Dangaard Telecom, as discussed in Note 3.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2007, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total

Balance at December 31, 2005	$—	$3,796	$1,671	$5,647
Goodwill from acquisitions	611	—	—	611
Effects of foreign currency fluctuation	—	608	110	718

Balance at December 31, 2006	$611	$4,584	$1,781	$6,976
Goodwill from acquisitions	48,522	269,459	3,394	321,375
Effects of foreign currency fluctuation	—	21,101	194	21,295

Balance at December 31, 2007	$49,133	$295,144	$5,369	$349,646

Foreign Currency Translation
The functional currency for most of the Company’s foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the period, and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as a component of “Other (income) expenses.” Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value. The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations	$46,719	$36,190	$31,918
Discontinued operations, net of income taxes	675	(580)	(21,478)

Net Income	$47,394	$35,610	$10,440

Earnings per share — basic:
Income from continuing operations	$0.76	$0.74	$0.67
Discontinued operations, net of income taxes	0.01	(0.01)	(0.45)

Net income	$0.77	$0.73	$0.22

Earnings per share — diluted:
Income from continuing operations	$0.73	$0.72	$0.64
Discontinued operations, net of income taxes	0.01	(0.02)	(0.43)

Net income	$0.74	$0.70	$0.21

Weighted average shares outstanding for basic earnings per share	61,174	49,104	47,954
Net effect of dilutive stock options, restricted stock units, shares held in escrow, and restricted stock based on the treasury stock method using average market price	2,397	1,450	1,703

Weighted average shares outstanding for diluted earnings per share	63,571	50,554	49,657

At December 31, 2007, approximately 0.2 million stock options and restricted stock units were excluded from the computation of dilutive earnings per share because the effect of including these shares would have been anti-dilutive to diluted earnings per share.
The Company excluded 3,000,000 shares held in escrow issued in connection with the purchase of Dangaard Telecom from the weighted average shares outstanding for basic earnings per share until the end of the escrow period as required under the treasury stock method. The weighted average impact of the 3,000,000 shares held in escrow is included reconciliation to the calculation of weighted average shares outstanding for diluted earnings per share.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R). This statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on January 1, 2009. Based on the conditions that existed as of December 31, 2007, the Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
In February 2007, FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The provisions of SFAS

Brightpoint, Inc.
Notes to Consolidated Financial Statements
159 are effective for the Company on January 1, 2008. Based on the conditions that existed as of December 31, 2007, the Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this Statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. Based on the conditions that existed as of December 31, 2007, the Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this statement did not have a material impact on its financial statements.
Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Spain, Sweden, Switzerland, United Arab Emirates and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe. The Company’s operating segments have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). Previously, the Company’s measurement of segment profit included allocated corporate selling, general and administrative expenses. Segment information for prior periods has been reclassified to conform to the current presentation. A summary of the Company’s operations by segment is presented below (in thousands) for 2007, 2006 and 2005:

Brightpoint, Inc.
Notes to Consolidated Financial Statements

				Corporate and
	Americas	Asia-Pacific	Europe	Reconciling Items	Total

2007:
Distribution revenue	$960,405	$1,521,684	$1,460,006	$—	$3,942,095
Logistic services revenue	195,028	36,445	126,707	—	358,180

Total revenue from external customers	$1,155,433	$1,558,129	$1,586,713	$—	$4,300,275

Operating income from continuing operations	$43,710	$27,960	$21,257	$(27,014)	$65,913
Depreciation and amortization	10,236	3,071	10,936	504	24,747
Capital expenditures	10,937	2,736	6,132	442	20,247
Total segment assets	354,910	243,084	1,343,621	30,746	1,972,361

2006:
Distribution revenue	$612,386	$1,088,247	$396,877	$—	$2,097,510
Logistic services revenue	202,202	27,487	98,174	—	327,863

Total revenue from external customers	$814,588	$1,115,734	$495,051	$—	$2,425,373

Operating income from continuing operations	$41,377	$17,564	$11,391	$(21,961)	$48,371
Depreciation and amortization	8,581	2,487	856	310	12,234
Capital expenditures	16,873	2,662	644	600	20,779
Total segment assets	226,634	379,129	162,598	9,992	778,353

2005:
Distribution revenue	$507,508	$1,054,051	$284,424	$—	$1,845,983
Logistic services revenue	167,566	27,478	99,150	—	294,194

Total revenue from external customers	$675,074	$1,081,529	$383,574	$—	$2,140,177

Operating income from continuing operations	$39,921	$18,939	$4,634	$(19,141)	$44,353
Depreciation and amortization	7,961	1,946	923	271	11,101
Capital expenditures	8,366	2,858	893	532	12,649
Total segment assets	192,206	172,414	103,802	19,402	487,824
Information about Geographic Areas:

	2007	2006	2005
		Total Revenue (1)

Americas
United States	$1,114,040	$790,137	$649,154
Other (2)	41,393	24,451	25,920

Total Americas	$1,155,433	$814,588	$675,074

Asia-Pacific
United Arab Emirates	$26,866	$618,507	$553,402
Singapore	939,450	—	—
Other (2)	591,813	497,227	528,127

Total Asia-Pacific	$1,558,129	$1,115,734	$1,081,529

Europe
Total Europe	$1,586,713	$495,051	$383,574

Total	$4,300,275	$2,425,373	$2,140,177

(1)	Revenues are attributable to country based on selling location.

(2)	“Other” represents geographic areas that are individually less than 10% of the total revenue for a reportable segment.

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	2007	2006
	Long-Lived Assets (1)

United States	$31,868	$29,657
Other	23,864	8,247

	$55,732	$37,904

(1)	Includes property and equipment, net of accumulated depreciation.
2. Stock Based Compensation
On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Prior to January 1, 2006, the Company used the intrinsic value method provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for stock based compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

December 31,
2005
Net income as reported	$10,440
Add back; stock compensation included in net income	1,746
Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(3,298)

Pro forma net income	$8,888

Earnings per share — basic:
Net income as reported	$0.22
Add back; stock compensation included in net income	0.04
Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.07)

Pro forma net income	$0.19

Earnings per share — diluted:
Net income as reported	$0.21
Add back; stock compensation included in net income	0.04
Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.07)

Pro forma net income	$0.18

The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.
Amended 2004 Long-Term Incentive Plan
During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 2.0 million shares of common stock in the aggregate. During 2007, the Company’s shareholders approved an amendment to the LTI Plan which removed a limitation on the number of shares that are subject to non-option awards. Previously, the LTI Plan limited the number of shares that can be the subject of non-option based awards under the plan to 2.0 million shares. There are 4.1 million common shares reserved for issuance under

Brightpoint, Inc.
Notes to Consolidated Financial Statements
the LTI Plan, of which approximately 2.6 million and 3.0 million were authorized but unissued at December 31, 2007 and 2006. Under this LTI Plan, 1.5 million shares remain available for grant as of December 31, 2007.
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
Amended and Restated Independent Director Stock Compensation Plan
During 2004, the Company’s shareholders approved an Amended and Restated Independent Director Stock Compensation Plan (the Director Stock Compensation Plan), pursuant to which 2.4 million shares of common stock are reserved for issuance to non-employee directors, of which approximately 2.2 were authorized but unissued at December 31, 2007 and 2006. The Director Stock Compensation Plan provides for Initial Awards, consisting of restricted shares of the Company’s common stock granted to an Independent Director when he or she joins the Board; Annual Awards, consisting of up to an aggregate of 5,400 restricted shares of the Company’s common stock granted to all Independent Directors on an annual basis; and Elective Awards, consisting of an award of restricted shares of the Company’s common stock equal to a percentage of the Independent Director’s board compensation, which are paid in June and December of each year.
Effective January 1, 2008, the Company’s Corporate Governance Principles were amended by unanimous written consent of the Board of Directors of the Company to eliminate the previous requirement that 50% of each Independent Director’s annual compensation be paid in common stock unless a threshold amount of share holdings equal to 200% of annual Board compensation has already been attained. Accordingly, the director’s fees will be paid entirely in the form of an annual cash retainer beginning in 2008.
Stock Options
The exercise price of stock options granted under the LTI Plan may not be less than the fair market value of a share of common stock on the date of the grant. Options generally become exercisable in periods ranging from one to three years after the date of the grant. For the year ended December 31, 2007, the Company granted 73,745 stock options with a weighted average fair value of $4.75:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Options	Price	Life	December 31

Outstanding at January 1	1,220,492	$6.38
Granted	73,745	11.76
Exercised	(706,902)	5.84
Forfeited	(3,150)	7.48
Expired	(635)	0.78

Outstanding at December 31	583,550	$7.70	2.28	$4,468,289

Exercisable at December 31	250,249	$6.87	1.84	$2,125,295

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following table summarizes information about the fixed price stock options outstanding at December 31, 2007:

							Exercisable
				Weighted
			Number	Average		Weighted	Number	Weighted
			Outstanding at	Remaining		Average	Outstanding at	Average
Range of			December 31,	Contractual		Exercise	December 31,	Exercise
Exercise Prices			2007	Life		Price	2007	Price

$2.07	—	$6.51	48,136	0.98	years	$4.87	48,136	$4.87
$6.78	—	$6.78	198,118	2.13	years	6.78	101,912	6.78
$7.08	—	$7.08	5,250	2.42	years	7.08	3,000	7.08
$7.48	—	$7.48	212,400	2.10	years	7.48	63,900	7.48
$8.03	—	$14.43	119,646	3.34	years	10.78	33,301	8.82

			583,550			$7.70	250,249	$6.87
The per-share weighted average fair value of stock options granted in 2005 was $4.17. The Company did not grant stock options under its equity compensation plans during 2006. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.88%	n/a	3.86%
Dividend yield	0.00%	n/a	0.00%
Expected volatility	0.51	n/a	0.84
Expected life of the options (years)	3.26	n/a	3.24
For the year ended December 31 2007, the Company granted 416,496 shares of restricted stock units with a weighted average grant date fair value of $10.99 per share:

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value as of
	Units	Price	Life	December 31

Outstanding at January 1	612,130	$—
Granted	416,496	—
Released	(127,202)	—
Forfeited	—	—

Outstanding at December 31	901,424	$—	1.43	$13,845,843
During 2007, the Company also granted 51,513 shares of restricted stock awards at a weighted average grant date fair value of $13.73 per share:

		Weighted	Weighted
		Average	Average
	Restricted	Grant	Remaining
	Stock	Date	Contractual
	Awards	Fair Value	Life

Outstanding at January 1	1,248,158	$9.33
Granted	51,513	13.73
Released	(15,000)	23.92
Forfeited	(5,577)	13.45

Outstanding at December 31	1,279,094	$9.31	5.19
The weighted average fair value of restricted stock units granted during 2006 and 2005 was $19.94 and $8.29 per share.
The weighted average fair value of restricted stock awards granted during 2006 and 2005 was $21.06 and $7.52 per share.
The Company typically grants performance based equity awards during the first quarter of the fiscal year. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock

Brightpoint, Inc.
Notes to Consolidated Financial Statements
units no longer subject to forfeiture typically vest in three equal annual installments beginning with the first anniversary of the grant.
The total intrinsic value of options exercised and restricted stock released (vested) during 2007, 2006 and 2005 was $7.5 million, $25.0 million and $20.4 million. As of December 31, 2007, total compensation cost related to non-vested awards not yet recognized was $14.3 million of which approximately one-third will be recognized in each of the next three fiscal years. In addition, the Company will recognize compensation expense for any new awards granted subsequent to December 31, 2007.
3. Acquisitions
On March 30, 2007, the Company completed its acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $67.5 million (including direct acquisition costs). Results of operations related to this acquisition have been included in the Company’s Consolidated Statement of Operations beginning in the second quarter of 2007.
On July 31, 2007, the Company completed its acquisition of all of the issued and outstanding capital stock of Dangaard Telecom, a Danish company from Dangaard Holding A/S (Dangaard Holding), a Danish company for a purchase price of (i) $100,000 in cash and (ii) 30,000,000 shares of the Company’s unregistered common stock (including 3,000,000 shares held in escrow). In addition, the Company assumed approximately $348.7 million of Dangaard Telecom’s indebtedness. The acquisition of Dangaard Telecom expanded the Company’s existing European operations as Dangaard Telecom was the leading distributor of wireless devices and accessories in Europe.
The purchase price for the Dangaard Telecom acquisition was $311.1 million (including direct acquisition costs). The fair value of the Company’s common stock was measured in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Total equity consideration was estimated using a stock price of $11.25 per share, which represents the average closing stock price beginning two trading days before and ending two trading days after February 20, 2007, the date of the public announcement of the definitive purchase agreement. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Results of operations related to this acquisition are included in the Company’s Consolidated Statement of Operations beginning on August 1, 2007.
The Company is in the process of finalizing its valuation of certain assets and liabilities of Dangaard Telecom primarily related to the determination of amounts that will be paid in connection with consolidating certain facilities. Prior to the completion of the acquisition of Dangaard Telecom, Company management began formulating a plan to exit certain activities of the combined company. Components of this preliminary plan included terminating Dangaard Telecom’s implementation of SAP enterprise resource planning (ERP) and related software and consolidating certain facilities. As Company management finalizes the plan, additional liabilities may result primarily related to involuntary employee termination costs and costs to exit certain facilities in our Europe operations. These additional liabilities will be recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination. A plan is expected to be completed by the first quarter of 2008. Adjustments to the purchase price allocation under the preliminary plan resulted in reductions of assets acquired of $16.7 million and additional liabilities assumed of $2.7 million. In the process of finalizing its valuation, the Company excluded the fair value of the 3,000,000 shares held in escrow from the total purchase price as the Company believes there is a more than remote possibility that some or all of the shares will be returned.
The Dangaard Telecom assets acquired included $123.1 million of finite-lived intangible assets assigned to the customer relationships. The preparation of the valuation of finite-lived intangible assets required the use of significant assumptions and estimates. Critical estimates included, but were not limited to future expected cash flows and the applicable discount rates as of the date of the acquisition. These estimates were based on assumptions that the Company believed to be reasonable as of the date of acquisition; however, actual results may differ from these estimates. The acquired finite-lived intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to the future cash flows of the Company. The finite-lived intangible assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. As a result of applying this accelerated method of amortization, approximately 53% of the original value assigned to these assets will be amortized within the first five years after the acquisition date. The Company believes that these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed. For the year ended December 31, 2007

Brightpoint, Inc.
Notes to Consolidated Financial Statements
approximately $8.3 million of amortization expense related to the acquired finite-lived intangible assets was included in the Company’s Consolidated Statement of Operations.
The following balance sheets set forth the major assets acquired and liabilities assumed in connection with the CellStar and Dangaard Telecom transactions discussed above (in thousands):

	Dangaard
	Telecom	CellStar
Current assets:
Cash	$7,104	$—
Accounts Receivable	288,158	66,191
Inventory	183,391	32,974
Other current assets	21,671	100

Total current assets:	500,324	99,265

Property and equipment, net	8,526	1,128
Goodwill	269,983	48,199
Intangible assets subject to amortization	123,148	11,620
Other assets	9,247	191

Total assets acquired	$911,227	$160,403

Liabilities:
Accounts payable	$142,409	$80,909
Accrued expenses	68,218	12,015
Debt	348,736	—
Deferred taxes	39,323	—
Other	1,014	—
Minority interest	427	—

Total liabilties assumed	$600,127	$92,924

Net assets acquired	$311,100	$67,479

Various factors contributed to the goodwill recorded in connection with the CellStar and Dangaard Telecom acquisitions, including the value of assembled workforces of the respective business at the acquisition dates; the future revenue growth from increased market penetration and new customers; and expected synergies. The goodwill recorded in connection with the Dangaard Telecom acquisition is generally not deductible for tax purposes. However, the goodwill acquired in connection with the CellStar transaction is deductible for tax purposes. The CellStar goodwill has been assigned to the Americas reportable segment. The goodwill related to the Dangaard Telecom acquisition has been assigned primarily to the Company’s Europe reportable segment.
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming each of the acquisitions discussed above took place at the beginning of each period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

	Year Ended
	December 31
	2007	2006

Revenue	$5,540,632	$4,988,983
Income from continuing operations	31,327	51,995
Net income	32,002	51,415

Earnings per share – diluted	$0.40	$0.64

Brightpoint, Inc.
Notes to Consolidated Financial Statements

Year ended:			Dangaard
(amounts in 000s)	CellStar	Note	Telecom	Brightpoint	Adjustments	Note	Consolidated

December 31, 2007
Revenue	$126,991	(1)	$1,268,373	$4,300,275	$(155,007)	(3)	$5,540,632
Income from continuing operations	(73)	(1)	(8,722) (2)	46,719	(6,597)	(4)	31,327
Net income	(73)	(1)	(8,722)	47,394	(6,597)		32,002

Weighted average shares outstanding — diluted				63,571	17,342	(5)	80,913

Income from continuing operations per share — diluted				$0.73			$0.40

December 31, 2006
Revenue	$599,592		$2,182,373	$2,425,373	$(218,355)	(3)	$4,988,983
Income from continuing operations	3,411		24,388	36,190	(11,994)	(4)	51,995
Net income	3,411		24,388	35,610	(11,994)		51,415

Weighted average shares outstanding — diluted				50,554	30,000	(5)	80,554

Income from continuing operations per share — diluted				$0.72			$0.64
Pro-forma adjustments

(1)	Results for CellStar are included in the financial results of Brightpoint for the period April 1, 2007 – December 31, 2007.

(2)	Results for Dangaard Telecom are included in the financial results of Brightpoint for the period August 1, 2007 – December 31, 2007. Dangaard Telecom results for the seven months ended July 31, 2007 include a charge of $2.1 million to write-off unamortized deferred financing costs, $1.0 million of integration costs and charges of approximately $11.0 million to $13.0 million of adjustments related to obsolescence, warranty and other reserves.

(3)	To reclassify the cost of revenue that was historically presented by Dangaard Telecom on a gross basis to a net basis to conform with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and Brightpoint accounting policy.

(4)	To record the following:
•	amortization of the finite-lived intangible assets recorded as a result of the acquisitions of CellStar and Dangaard Telecom,

•	reversal of the write-off of unamortized deferred financing costs recorded in July 2007,

•	interest expense on borrowings used to finance the CellStar acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.

(5)	To adjust the weighted average number of shares outstanding used to determine diluted pro forma earnings per share assuming the 30,000,000 shares of the Company’s unregistered Common Stock (including escrow shares) used to acquire Dangaard Telecom were issued at the beginning of the period presented.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
4. Income Tax Expense
For financial reporting purposes, income from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Year ended December 31,
	2007	2006	2005

United States	$11,944	$17,428	$17,234
Foreign	35,562	31,000	25,742

	$47,506	$48,428	$42,976

The reconciliation for 2007, 2006 and 2005 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2007	2006	2005

Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. Federal benefit	1.8	(0.2)	1.6
Net benefit of tax on foreign operations	(9.2)	(9.3)	(6.6)
Release of valuation allowance	(29.2)	—	—
Other	2.5	(0.2)	(4.3)

Effective income tax rate	0.9%	25.3%	25.7%

The effective tax rate decreased from 2006 to 2007 primarily due to a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards as well as a $2.1 million benefit resulting from a reduction in the statutory tax rate in Germany. Based on taxable income and utilization of prior net operating loss carryforwards, it became more likely than not during the second quarter of 2007 that the Company will be able to utilize these foreign tax credits prior to their expiration.
Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Current:
Federal	$5,693	$6,788	$4,549
State	1,642	659	1,206
Foreign	16,477	7,145	6,008

	$23,812	$14,592	$11,763

Deferred:
Federal	(14,664)	(1,255)	$(751)
State	(315)	(313)	(160)
Foreign	(8,393)	(786)	206

	(23,372)	(2,354)	(705)

	$440	$12,238	$11,058

During 2007, there was no income tax expense recorded in discontinued operations. During 2006 and 2005 there was an income tax expense (benefit) recorded in discontinued operations of $0.1 million and ($0.6) million.
Components of the Company’s net deferred tax assets after valuation allowance are as follows (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2007	2006

Deferred tax assets:
Current:
Allowance for doubtful accounts	$2,334	$1,277
Accrued liabilities and other	12,631	8,174
Noncurrent:
Depreciation and other long-term assets	1,363	746
Net operating losses and other carryforwards	30,079	23,301

	46,407	33,498
Valuation allowance	(8,713)	(22,940)

Total deferred tax assets	37,694	10,558

Deferred tax liabilities:
Current:
Other current liabilities	(204)	(1,184)
Noncurrent:
Depreciation	(1,745)	(2,357)
Other assets and long-term liabilities	(34,376)	(1,961)

Total deferred tax liabilities	(36,325)	(5,502)

Net deferred assets	$1,369	$5,056

Income tax payments for continuing operations were $ 14.7 million, $4.6 million and $6.6 million in 2007, 2006 and 2005.
At December 31, 2007, the Company had foreign net operating loss carryforwards of approximately $73.4 million of which $1.2 million expire between 2008 and 2011 and $72.2 million have no expiration date. The Company also has U.S. foreign tax credits of $14.1 million of which $12.7 million expire during 2012 and $1.4 million expire between 2013 and 2015. The Company determined that a portion of the deferred tax asset related to net operating loss carryforwards is not likely to be realized, and a valuation allowance has been established against that asset to record it at its expected realizable value. Undistributed earnings of the Company’s foreign operations were approximately $68.0 million at December 31, 2007. Those earnings are generally considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical.
In July 2006, the FASB issued FIN48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 became effective for the Company on January 1, 2007. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.2 million ($0.1 in interest and $2.1 million of tax positions), which if recognized, would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as tax expense. The total amount of accrued interest and penalties at December 31, 2007 and 2006 was approximately $0.1 million and $0.1 million respectively. Interest recognized as part of the Company’s provision for income taxes was not material in 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,119
Additions based on tax positions related to the current year	659
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(510)
Lapse of statute of limitations	(91)
Settlements	—

Balance at December 31, 2007	$2,177
The Company and its subsidiaries file income tax returns in the U.S. Federal, various states and various foreign jurisdictions. The Company remains subject to examination by U.S. Federal and major state jurisdictions for years after 2002 and by major foreign tax jurisdictions for years after 2000. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Divestitures and Discontinued Operations
The Company records amounts in discontinued operations as required by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the results of operations and related disposal costs, gains and losses for significant business units that the Company has eliminated or sold are classified in discontinued operations, for all periods presented.
Details of discontinued operations are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Revenue	$—	$—	$103,562

Loss from discontinued operations before income taxes	$(68)	$(337)	$(21,208)
Income tax expense (benefit)	—	80	(608)

Loss from discontinued operations (1)	$(68)	$(417)	$(20,600)

Gain (loss) on disposal of discontinued operations (2)	743	(163)	(878)

Total discontinued operations	$675	$(580)	$(21,478)

(1)	Includes $13.8 million of goodwill and intangible asset impairment charges for the year ended December 31, 2005 related to the Company’s operations in France.

(2)	Loss on disposal of discontinued operations for the year ended December 31, 2005 includes $2.2 million loss on sale of France operations (net of approximately $3.5 million gains related to cumulative currency translation adjustments), which is partially offset by approximately $1.0 million of tax benefits from previous disposals.
France Operations
On December 16, 2005, the Company’s subsidiary, Brightpoint Holdings B.V., completed the sale of all the equity securities of Brightpoint France SARL (Brightpoint France) to an entity formed by the former managing director of Brightpoint France. Consideration for the sale consisted of a loan receivable from the purchaser of which the Company received approximately $0.5 million during 2006 and $0.7 million during 2007 (including interest). The remaining face value of the loan receivable from the purchaser at December 31, 2007 was approximately $0.6 million and is due in December 2008. The Company recorded a loss from the sale of approximately $2.2 million, representing the difference between the carrying value of Brightpoint France and the fair value of consideration received. During the third quarter of 2005, the Company recorded impairment charges in connection with its plan to sell Brightpoint France, including a $13.8 million non-cash impairment charge to the value of goodwill and other intangible assets, which is included in “Loss from discontinued operations” in the Consolidated Statement of Operations. Brightpoint France was part of the Company’s Europe division.
6. Property and Equipment
The components of property and equipment are as follows (in thousands):

	December 31,
	2007	2006

Information systems equipment and software	$96,060	$70,017
Furniture and equipment	31,669	28,018
Leasehold improvements	14,387	7,580

	142,116	105,615
Less accumulated depreciation	(86,384)	(67,711)

	$55,732	$37,904

Depreciation expense charged to continuing operations was $14.2 million, $11.9 million and $10.7 million in 2007, 2006 and 2005.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
7. Lease Arrangements
The Company leases its office and warehouse space as well as certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $15.2 million, $14.7 million and $10.5 million for 2007, 2006 and 2005.
The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending December 31,
2008	$20,783
2009	17,803
2010	14,483
2011	12,546
2012	9,980
Thereafter*	41,299

$116,894

*	Includes approximately $29.1 million related to the Company’s 495,000 square foot facility located in Plainfield, Indiana, for which the initial lease term expires in 2019 and approximately $9.3 million related to the Company’s 150,000 square foot Europe headquarters located in Denmark for which the initial lease term expires in 2018. The minimum lease payments increase every three years on the Plainfield lease agreement. The Company recognizes rent expense on a straight-line basis, which results in deferred rent during the portion of the lease term in which payments are less than the expense recognized. As a result, the Company has a deferred rent liability for the Plainfield lease of $5.7 million and $5.6 million at December 31, 2007 and 2006 which is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheets.
8. Borrowings
The table below summarizes the borrowings that were available to the Company as of December 31, 2007 (in thousands):

	Gross		Letters of Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Term Loans	$252,454	$252,454	$—	$—
Global Credit Facility	300,000	208,399	23,288	68,313
Other	62,122	—	—	62,122

Total	$614,576	$460,853	$23,288	$130,435

On February 16, 2007, the Company entered into a credit agreement (Credit Agreement) by and among the Company (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million (Global Credit Facility). The Global Credit Facility contained an uncommitted accordion facility pursuant to which the Company was able to increase the total commitment under the revolving credit facility to $240 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of the Company’s property and a pledge of the voting stock issued by certain of its subsidiaries. The Credit Agreement replaced the $70.0 million North American asset based credit facility under the Amended and Restated Credit Agreement dated as of March 18, 2004, as amended, and the $50.0 million Australian Dollar (approximately $39.0 million U.S. Dollars) asset based credit facility in Australia under the credit agreement dated December 24, 2002, as amended.
On July 31, 2007 the parties to the Credit Agreement entered into the First Amendment to the Credit Agreement (the “First Amendment”), which, among other things, resulted in: (i) an increase in the amount available under the Global Credit Facility from $240.0 million to $300.0 million, (ii) the extension to the domestic borrowers of a term loan in an original

Brightpoint, Inc.
Notes to Consolidated Financial Statements
principal amount of $125.0 million, (iii) the extension to the foreign borrowers, including one of the Dangaard companies, of a term loan in an original principal amount equivalent to $125.0 million (denominated in Euros) (together with (ii), “the Global Term Loans”), (iv) the addition to the Credit Agreement of two Dangaard Telecom companies as foreign borrowers and five other Dangaard Telecom companies as foreign guarantors, and (v) increased commitments, in certain cases, from existing members of the bank group, and new commitments from other lenders who became new members of the bank group upon the closing of the First Amendment.
The Global Credit Facility and the Global Term Loans bear interest at a base rate plus an adjustment based on the Company’s consolidated leverage ratio. The base rate for borrowings denominated in US Dollars under the Global Credit Facility is the higher of (a) the Federal Funds Rate plus 0.50% or (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The base rate for borrowings denominated in Euros under the Global Credit Facility is LIBOR. The weighted average interest rate at December 31, 2007 was approximately 6.8%.
At December 31, 2007, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. For the years ended December 31, 2007, 2006 and 2005, interest expense, which approximates cash payments of interest, was $20.1 million, $2.3 million and $1.2 million. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
Principal payments on the debt discussed above, excluding the effects of permitted prepayments which may be made under the Credit Agreement, for the next five years are expected to be as follows (in thousands):

Year ending December 31,
2008	$19,332
2009	32,381
2010	45,334
2011	90,667
2012	273,139
$460,853

9. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2007, the Company has issued $23.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of December 31, 2007, the maximum future payments under these letters of credit are $23.3 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on certain devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. During 2006, this supplier re-branded its devices and provides aftermarket support services including warranty repairs. The Company does not provide warranty repair services on the re-branded devices on behalf of the supplier; however the Company does provide aftermarket support services including warranty repairs for wireless devices sold by one of the Company’s European operations to one customer. Sales of

Brightpoint, Inc.
Notes to Consolidated Financial Statements
devices for which the Company provides warranty repair services have decreased significantly since this supplier re-branded its devices. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates and are recorded in “Accrued expenses” in the Consolidated Balance Sheet. The change in estimate for the year ended December 31, 2007 was a result of higher failure rates and higher cost of repairs than previously experienced. The obligation assumed through the acquisition of Dangaard Telecom is related to a similar program. A summary of the changes in the product warranty accrual is as follows (in thousands):

	Year Ended
	December 31,
	2007	2006

January 1	$3,063	2,117
Warranty liability assumed from Dangaard	3,308	—
Provision for product warranties	3,386	4,837
Change in estimate	2,225	(461)
Settlements during the period	(8,038)	(3,430)

December 31	$3,944	3,063

10. Shareholder’s Equity
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
Treasury Stock
As of December 31, 2007, the Company has repurchased a total of 6,929,716 shares of its own common stock at a weighted average price of $8.47 totaling $58.7 million.
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
11. Employee Benefit Plans
The Company maintains an employee savings plan, which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After 90

Brightpoint, Inc.
Notes to Consolidated Financial Statements
days of service, the Company matches 50% of employee contributions, up to 6% of each employee’s salary in cash. In connection with the required match, the Company’s contributions to the Plan were approximately $0.7 million, $0.4 million and $0.3 million in 2007, 2006 and 2005.
During 2005, the Company entered into Supplemental Retirement Benefit Agreements (Retirement Agreements) with certain executive officers. Under the Retirement Agreements, the Company will implement a supplemental retirement benefit providing these executives with a 10-year annuity. The Company has accounted for these Retirement Agreements as a pension plan (the Plan) in accordance with SFAS 87, Employers’ Accounting for Pensions as amended by SFAS 158. The Plan is noncontributory and unfunded, and the Company does not expect to make any contributions to the Plan in 2008. The amounts recognized in the Consolidated Financial Statements are as follows (in thousands):

	December 31,
	2007	2006

Accrued benefit liability	$(2,304)	$(1,754)
Deferred tax asset	280	300
Accumulated other comprehensive loss	428	459
Net periodic benefit cost	616	567
The accrued benefit liability is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheets.
12. Legal Proceedings and Contingencies
On July 31, 2007, we acquired Dangaard Telecom which had the following material claims and/or disputes:
German value-added tax authorities
There are two disputes pending with Finanzamt Flensburg, the German value-added tax, or VAT, authorities (the Finanzamt):
1.	Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received an assessment from the Finanzamt claiming that local German VAT should be applied on sales made by Dangaard Telecom Denmark A/S to two specific German customers in 1997 and 1998. Finanzamt claimed approximately $2.9 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to this dispute when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).

2.	Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received a notice from the Finanzamt claiming that local German VAT should be applied on all sales made by Dangaard Telecom Denmark A/S to German customers during the years 1999 to 2004. Finanzamt claimed approximately $8.1 million. The case is currently in abeyance waiting for a principal decision or settlement involving similar cases pending in Germany. Dangaard Telecom Denmark A/S continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding has agreed in the purchase agreement to transfer and assign these indemnification rights to us (or enforce them on our behalf if such transfer or assignment is not permitted).
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Dangaard Telecom Norway AS Group continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company Brightpoint to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
13. Quarterly Results of Operations (Unaudited)

2007	First	Second	Third	Fourth

Revenue	$641,629	$850,995	$1,177,986	$1,629,665
Gross profit	32,715	41,583	78,041	118,247
Income from continuing operations	1,842	17,721	12,984	14,172
Net income	1,850	17,688	12,962	14,894
Earnings per share-basic:
Income from continuing operations	$0.04	$0.36	$0.18	$0.18
Net income	$0.04	$0.36	$0.18	$0.19
Earnings per share-diluted:
Income from continuing operations	$0.04	$0.35	$0.18	$0.17
Net income	$0.04	$0.35	$0.18	$0.18

2006	First	Second	Third	Fourth

Revenue	$564,555	$549,858	$633,739	$677,221
Gross profit	36,312	35,744	37,002	41,848
Income from continuing operations	9,001	8,212	8,944	10,033
Net income	8,868	8,241	8,764	9,737
Earnings per share-basic:
Income from continuing operations	$0.18	$0.17	$0.18	$0.20
Net income	$0.18	$0.17	$0.18	$0.19
Earnings per share-diluted:
Income from continuing operations	$0.18	$0.16	$0.18	$0.20
Net income	$0.18	$0.16	$0.17	$0.19
Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The information presented above reflects:
•	the effects of the 6 for 5 common stock split effected on May 31, 2006;

•	the effects of acquisitions as more fully described in Note 3 to the Consolidated Financial Statements;

•	the effects of a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards in the second quarter of 2007;

•	the effects of a $2.1 million benefit resulting from a reduction in the statutory tax rate in Germany in the second quarter of 2007;

•	and the effects of an $8.5 million restructuring charge in the fourth quarter of 2007.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
14. Accounts Receivable Factoring
Through the Spain and Germany operations acquired in the purchase of Dangaard Telecom, the Company has agreements with unrelated third-parties for the factoring of specific accounts receivable of these subsidiaries in order to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under these agreements are accounted for as sales in accordance with SFAS 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and accordingly, are accounted for as off-balance sheet arrangements. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third parties for these arrangements and has no significant retained interests or servicing liabilities related to the accounts receivable that it has sold.
At December 31, 2007, the Company had sold $73.0 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at that date. Fees paid pursuant to these agreements were $0.9 million for the year ended December 31, 2007.
15. Restructuring
Prior to the completion of the acquisition of Dangaard Telecom, Company management began formulating a plan to exit certain activities of the combined company. Components of this preliminary plan included terminating Dangaard Telecom’s implementation of SAP and related software and consolidating certain facilities. As part of that decision, the Company determined that costs capitalized related to the implementation of SAP in the period after the acquisition of Dangaard Telecom were impaired under SFAS 144. Accordingly, an impairment charge of $7.1 million was recorded in the Company’s Europe division. In addition, the Company recorded $1.6 million in severance and other costs to consolidate the Brightpoint and Dangaard Telecom operations in Germany. The Company anticipates taking an additional restructuring charge during the first half of 2008 of approximately $3.2 million to $3.8 million associated with the final exit of our redundant warehouse and office facility in Germany.
As Company management finalizes the plan, additional liabilities may result primarily related to involuntary employee termination costs and costs to exit certain facilities in our Europe operations. These additional liabilities will be recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination. A plan is expected to be completed by the first quarter of 2008. Adjustments to the purchase price allocation under the preliminary plan resulted in reductions of assets acquired of $16.7 million and additional liabilities assumed of $2.7 million.
Reserve activity for the restructuring as of December 31, 2007 is as follows (in thousands):

	Asset
	Impairment	Employee
	Charges	Terminations	Total
Restructuring charge	$7,096	$1,565	$8,661
Dangaard Telecom goodwill adjustment	16,698	2,663	19,361

Total activity:	23,794	4,228	28,022

Less:
Cash usage	—	(164)	(164)
Non-cash usage	(23,794)	—	(23,794)

Balance at December 31, 2007	$—	$4,064	$4,064

Brightpoint, Inc.
Notes to Consolidated Financial Statements
16. Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	2007	2006	2005
Currency translation of foreign investments	$45,170	$4,169	$(4,379)
Unrealized gain on marketable securities classified as available for sale	1,159	—	—
Unrealized loss on derivative instruments	(1,598)	—	—
Pension benefit obligation	(428)	(459)	—

Total accumulated other comprehensive income:	$44,303	$3,710	$(4,379)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dangaard Telecom A/S and subsidiaries and certain assets and liabilities of CellStar Latin America, which are included in the Consolidated Financial Statements of Brightpoint, Inc. and constituted 63% and 84% of total and net assets, respectively as of December 31, 2007 and 25% and 14% of revenues and net income respectively for the year then ended. Our audit of internal control over financial reporting of Brightpoint, Inc. also did not include an evaluation of the internal control over financial reporting of Dangaard Telecom A/S and subsidiaries and certain assets and liabilities of CellStar Latin America.
In our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2007 and 2006 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2007 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2008

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
Changes in Internal Control Over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2007 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, except that we are still in the process of integrating the CellStar and Dangaard operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of the acquisition of certain assets and assumption of certain liabilities from CellStar, which closed on the last day of the fiscal quarter ended March 31, 2007, and the impact of the acquisition of Dangaard Telecom A/S, which closed on July 31, 2007, on our internal controls over financial reporting has been excluded. See Note 3 to the Consolidated Financial Statements included in Item 8 for a discussion of the above acquisitions.
Management’s Report on Internal Control Over Financial Reporting
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dangaard Telecom A/S and subsidiaries and certain assets and liabilities of CellStar Latin America, which were acquired by the Company in July 2007 and March 2007, respectively, which are included in the Consolidated Financial Statements of Brightpoint, Inc. and constituted 63% of total assets as of December 31, 2007 and 25% of revenues for the year then ended. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of the acquisition under guidelines established by the Securities and Exchange Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
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
The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on the Company’s internal control over financial reporting as of December 31, 2007.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2007 fiscal year.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2007 fiscal year.
Item 12. Security Ownership of certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2007 fiscal year.
Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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
(a) (2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit
Number	Description
2.1	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(11)

2.2	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(13)

2.3	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(25)

2.4	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006(26)**

2.5	Asset Purchase Agreement dated December 18, 2006 by and among 2601 Metropolis Corp., CellStar Corporation, National Auto Center, Inc., CellStar Ltd. and CellStar Fulfillment Ltd.(28)

2.6	Stock Purchase Agreement dated February 19, 2007 as amended on April 19, 2007, May 17, 2007 and June 15, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only), consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited and First, Second and Third Amendments thereto. (33)

3.1	Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(17)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. as amended (formerly Brightpoint Indiana Corp.)(36)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee dated as of March 11, 1998 (2)

4.2	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended(26)

4.1	Shareholder Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (34)

4.3	Registration Rights Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (34)

10.1	Rights Agreement, dated as of February 20, 1997, between Brightpoint, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement by and between Brightpoint, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(16)

10.2	1996 Stock Option Plan, as amended(8)*

10.3	Employee Stock Purchase Plan(5)

10.4	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(9)

10.5	First Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(9)

10.6	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(10)

10.7	2004 Long-Term Incentive Plan(14)*

10.7.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(12)*

10.7.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(12)*

Exhibit
Number	Description
10.7.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(12)*

10.7.4	Form of Executive Stock Option Agreement with Forfeiture Provision(20)*

10.7.5	Form of Executive Restricted Stock Unit Award Agreement with Forfeiture Provision(20)*

10.8	Amended and Restated Independent Director Stock Compensation Plan(15)*

10.8.1	Summary Sheet of 2007 Director Fees and Named Executive Officer Compensation(31)*

10.9	Form of Indemnification Agreement between the Company and Officers(12)

10.9.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(11)

10.10	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.10.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(7)*

10.10.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(10)*

10.10.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(11)*

10.10.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(21)*

10.11	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.11.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(7)*

10.11.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.11.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (11)*

10.11.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(21)*

10.12	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.12.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(7)*

10.12.2	Amendment No. 2 dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(9)*

10.12.3	Amendment No. 3 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(10)*

10.12.4	Amendment No. 4 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.12.5	Amendment No. 5 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(21)*

10.13	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.14	Lease Agreement between Wireless Fulfillment Services, LLC and Harbour Properties, LLC, dated April 25, 2000(7)

10.15	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(18)

10.16	Lease Agreement between Wireless Fulfillment Services, LLC and Perpetual Trustee Company Limited, dated November 10, 2004(19)

10.17	Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto(29)*

10.17.1	Commitment Increase Agreement dated as of March 30, 2007 among Brightpoint, Inc. (and certain of its subsidiaries identified therein), the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as administrative agent(31)

10.17.2	First Amendment dated July 31, 2007 to Credit Agreement dated February 16, 2007 by and among the Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager,

Exhibit
Number	Description
General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto. (34)

10.18	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Robert J. Laikin and Brightpoint, Inc.(23)*

10.19	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between J. Mark Howell and Brightpoint, Inc.(23)*

10.20	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Steven E. Fivel and Brightpoint, Inc.(23)*

10.21	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin(21)*

10.22	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell(21)*

10.23	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel(21)*

10.24	Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated as of November 9, 2006(30)*

10.25	Employment Agreement between Brightpoint, Inc. and Anthony W. Boor dated October 17, 2005(22)*

10.26	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006(24)

10.27	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC(27)

10.28	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie(26)*

10.29	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie(26)*

10.30	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004(26)

10.31	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2003, as amended(26)

10.32	Escrow Agreement dated as of July 31, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S and American Stock Transfer and Trust Company, as escrow agent(34)

10.33	Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (35)

10.34	Relocation Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (35)

21	Subsidiaries(36)

23	Consent of Independent Registered Public Accounting Firm(36)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(36)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(36)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002(36)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)

99.1	Cautionary Statements(36)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.

(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(13)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(14)	Incorporated by reference to Appendix D to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(15)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report of Form 8-K filed June 3, 2004 for the event dated June 3, 2004

(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005

(21)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005

(22)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on October 18, 2005

(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 20, 2006

(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 15, 2006

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2006

(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 21, 2007

(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 22, 2007

(31)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 5, 2007

(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007

(33)	Incorporated by reference to the applicable exhibit filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated June 20, 2007

(34)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 2, 2007

(35)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2007

(36)	Filed herewith

*	Denotes management compensation plan or arrangement.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.
By:	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer

Date: February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Laikin	Chairman of the Board	February 28, 2008
Robert J. Laikin	Chief Executive Officer and Director (Principal
Executive Officer)

/s/ Anthony W. Boor	Executive Vice President, Chief Financial	February 28, 2008
Anthony W. Boor	Officer and Treasurer
(Principal Financial Officer)

/s/ Vincent Donargo	Vice President, Corporate	February 28, 2008
Vincent Donargo	Controller, Chief Accounting Officer
(Principal Accounting Officer)

/s/ JAN GESMAR-LARSEN Jan Gesmar-Larsen	Director	February 28, 2008

/s/ Eliza Hermann Eliza Hermann	Director	February 28, 2008

/s/ JORN P. JENSEN Jorn P. Jensen	Director	February 28, 2008

/s/ THORLEIF KRARUP Thorleif Krarup	Director	February 28, 2008

/s/ Marisa E. Pratt Marisa E. Pratt	Director	February 28, 2008

/s/ Richard W. Roedel Richard W. Roedel	Director	February 28, 2008

/s/ Jerre L. Stead Jerre L. Stead	Director	February 28, 2008

/s/ K.P. Wilska K.P. Wilska	Director	February 28, 2008

BRIGHTPOINT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Description	of Period	Expenses	Accounts(1)	Deductions		of Period
	(Amounts in thousands)
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,926	$2,992	$9,424	$(185)		$17,157
Restructuring reserves	—	8,661	19,361	(23,958	)(2)	4,064

Total	$4,926	$11,653	$28,785	$(24,143)		$21,221

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,621	$1,390	$—	$(85)		$4,926

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,215	$3,280	$—	$(5,874)		$3,621

(1)	Includes allowance for doubtful accounts assumed in the acquisition of Dangaard Telecom and additional liabilities recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination, as more fully described in Note 3 to the Consolidated Financial Statements.

(2)	Includes $23.8 million of non-cash charges associated with the Company’s decision to terminate Dangaard Telecom’s implementation of SAP enterprise resource planning (ERP) and related software as more fully described in Notes 3 and 15 to the Consolidated Financial Statements.