Form 10-Q
period 2008-03-31
BRIGHTPOINT INC
filed 2008-05-06
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
0-23494
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

2601 Metropolis Parkway, Suite 210, Plainfield, Indiana	46168
(Address of principal executive offices)	(Zip Code)

(317) 707-2355
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 1, 2008: 81,593,200

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue
Distribution revenue	$1,089,010	$567,040
Logistic services revenue	105,771	74,589

Total revenue	1,194,781	641,629

Cost of revenue
Cost of distribution revenue	1,039,145	550,414
Cost of logistic services revenue	68,367	58,500

Total cost of revenue	1,107,512	608,914

Gross profit	87,269	32,715

Selling, general and administrative expenses	71,751	28,253
Amortization expense	4,722	80
Restructuring charge	3,614	—

Operating income from continuing operations	7,182	4,382

Interest, net	7,544	1,150
Other (income) expenses	(1,965)	44

Income from continuing operations before income taxes	1,603	3,188

Income tax expense	705	1,346

Income from continuing operations before minority interest	898	1,842

Minority interest, net of taxes	139	—

Income from continuing operations	759	1,842

Discontinued operations, net of income taxes:
Gain from discontinued operations	16	4
Gain on disposal of discontinued operations	—	4

Total discontinued operations, net of income taxes	16	8

Net income	$775	$1,850

Earnings per share — basic:
Income from continuing operations	$0.01	$0.04
Discontinued operations, net of income taxes	—	—

Net income	$0.01	$0.04

Earnings per share — diluted:
Income from continuing operations	$0.01	$0.04
Discontinued operations, net of income taxes	—	—

Net income	$0.01	$0.04

Weighted average common shares outstanding:
Basic	77,523	49,488

Diluted	81,519	50,424

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,753	$102,160
Accounts receivable (less allowance for doubtful accounts of $18,034 in 2008 and $17,157 in 2007)	578,811	754,238
Inventories	471,107	474,951
Other current assets	70,505	69,261

Total current assets	1,211,176	1,400,610

Property and equipment, net	58,663	55,732
Goodwill	371,166	349,646
Other intangibles, net	139,198	135,431
Other assets	34,510	30,942

Total assets	$1,814,713	$1,972,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$571,560	$666,085
Accrued expenses	165,875	189,415
Current portion of long-term debt	12,382	19,332
Lines of credit and other short-term borrowings	9,703	—

Total current liabilities	759,520	874,832

Long-term liabilities:
Lines of credit, long-term	126,989	208,399
Long-term debt	229,333	233,122
Other long-term liabilities	59,513	54,425

Total long-term liabilities	415,835	495,946

Total liabilities	1,175,355	1,370,778

COMMITMENTS AND CONTINGENCIES

Minority interest	1,014	818

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 88,647 issued in 2008 and 88,418 issued in 2007	886	884
Additional paid-in-capital	586,389	584,806
Treasury stock, at cost, 6,951 shares in 2008 and 6,930 shares in 2007	(58,952)	(58,695)
Retained earnings	30,242	29,467
Accumulated other comprehensive income	79,779	44,303

Total shareholders’ equity	638,344	600,765

Total liabilities and shareholders’ equity	$1,814,713	$1,972,361

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating activities
Net income	$775	$1,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,507	3,059
Discontinued operations	16	(8)
Pledged cash requirements	—	(1,342)
Non-cash compensation	1,645	1,552
Restructuring charge	3,614	—
Change in deferred taxes	(4,262)	1,348
Minority interest	139	—
Other non-cash	3,330	1,091

	14,764	7,550

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	211,058	35,764
Inventories	29,298	71,593
Other operating assets	(3,154)	(3,224)
Accounts payable and accrued expenses	(153,557)	(121,512)

Net cash provided by (used in) operating activities	98,409	(9,829)

Investing activities
Capital expenditures	(6,377)	(4,847)
Acquisitions, net of cash acquired	(1,252)	(67,018)
Decrease (increase) in other assets	1,002	(1,472)

Net cash used in investing activities	(6,627)	(73,337)

Financing Activities
Net proceeds from (repayments) on lines of credit	(79,134)	76,434
Repayments on Global Term Loans	(23,130)	—
Deferred financing costs paid	—	(1,627)
Purchase of treasury stock	(257)	(353)
Excess tax (deficit) benefit from equity based compensation	(82)	104
Proceeds from common stock issuances under employee stock option plans	22	255

Net cash provided by (used in) financing activities	(102,581)	74,813

Effect of exchange rate changes on cash and cash equivalents	(608)	943

Net decrease in cash and cash equivalents	(11,407)	(7,410)
Cash and cash equivalents at beginning of period	102,160	54,130

Cash and cash equivalents at end of period	$90,753	$46,720

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
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
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

	Three Months Ended
	March 31,
	2008	2007

Income from continuing operations	$759	$1,842
Discontinued operations, net of income taxes	16	8

Net Income	$775	$1,850

Earnings per share — basic:
Income from continuing operations	$0.01	$0.04
Discontinued operations, net of income taxes	—	—

Net income	$0.01	$0.04

Earnings per share — diluted:
Income from continuing operations	$0.01	$0.04
Discontinued operations, net of income taxes	—	—

Net income	$0.01	$0.04

Weighted average shares outstanding for basic earnings per share	77,523	49,488
Net effect of dilutive stock options, restricted stock units, shares held in escrow and restricted stock based on the treasury stock method using average market price	3,996	936

Weighted average shares outstanding for diluted earnings per share	81,519	50,424

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. The provisions of SFAS 157 were effective for the Company on January 1, 2008 for financial assets and liabilities and are effective for the Company on January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices	Significant
	Balance at	in active	other
	March 31,	markets	observable
	2008	(Level 1)	inputs (Level 2)
Financial instruments classified as assets
Marketable securities	$7,050	$7,050	$—

Financial instruments classified as liabilities
Interest rate swaps	$3,833	$—	$3,833
Forward foreign currency contracts	1,692	—	1,692
In December 2007, FASB issued SFAS 141 (R). This statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on January 1, 2009. The Company does not currently expect the adoption of SFAS 141(R) to have a material impact on its financial statements since the provisions of SFAS 141 (R) are applied prospectively.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The provisions of SFAS 160 are effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement enhances disclosures about derivative and hedging activities. The provisions of SFAS 161 are effective

Brightpoint, Inc.
Notes to Consolidated Financial Statements
for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.
Other Comprehensive Income
Comprehensive income is comprised of net income, unrealized losses on marketable securities, unrealized losses on derivative instruments, and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$775	$1,850
Unrealized loss on derivative instruments	(721)	—
Unrealized loss on marketable securities	(1,334)	—
Foreign currency translation	37,531	1,835

Comprehensive income	$36,251	$3,685

2. Acquisitions
On March 30, 2007, the Company completed its acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation for $67.5 million (including direct acquisition costs). Results of operations related to this acquisition have been included in the Company’s Consolidated Statements of Operations beginning in the second quarter of 2007.
On July 31, 2007 the Company completed its acquisition of Dangaard Telecom A/S (Dangaard Telecom). The purchase price for the Dangaard Telecom acquisition was $311.1 million (including direct acquisition costs). The fair value of the Company’s common stock was measured in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Total equity consideration was estimated using a stock price of $11.25 per share, which represents the average closing stock price beginning two trading days before and ending two trading days after February 20, 2007, the date of the public announcement of the definitive purchase agreement. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Results of operations related to this acquisition are included in the Company’s Consolidated Statements of Operations beginning on August 1, 2007.
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming the Dangaard Telecom acquisition took place at the beginning of the period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):
Three months ended:
(amounts in 000s)

	Dangaard
March 31, 2007	Telecom	Brightpoint	Adjustments	Note	Consolidated

Revenue	$507,719	$641,629	$(49,911)	(1)	$1,099,437
Income from continuing operations	2,675	1,842	(3,101)	(2)	1,416
Net income	2,675	1,850	(3,101)		1,424

Weighted average shares outstanding — diluted		50,424	30,000	(3)	80,424

Income from continuing operations per share — diluted		$0.04			$0.02

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Pro forma adjustments:
(1)	To reclassify the cost of revenue that was historically presented on a gross basis to a net basis to conform with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and Brightpoint accounting policy.

(2)	To record the following:
•	amortization of the intangible assets recorded as a result of the acquisition Dangaard Telecom, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.
(3)	To adjust the weighted average number of shares outstanding used to determine diluted pro forma earnings per share assuming the 30,000,000 shares of the Company’s unregistered Common Stock used to acquire Dangaard Telecom were issued at the beginning of the period presented.
Prior to the completion of the acquisition of Dangaard Telecom, Company management began formulating a plan to exit certain activities of the combined company. Components of this plan included terminating Dangaard Telecom’s implementation of SAP enterprise resource planning (ERP) and related software and consolidating certain facilities. These additional liabilities were recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination. Adjustments to the purchase price allocation under the preliminary plan resulted in reductions of assets acquired of $16.7 million and additional liabilities assumed of $2.7 million in 2007.
3. Borrowings
At March 31, 2008, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. Interest expense includes interest on outstanding debt, fees paid for unused capacity on credit lines and amortization of deferred financing fees. Average daily debt outstanding was approximately $513.0 million in the first quarter of 2008.
The table below summarizes the borrowings that were available to the Company as of March 31, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$241,715	$241,715	$—	$—
Global Credit Facility	300,000	126,989	1,027	171,984
Other	60,624	9,703	—	50,921

Total	$602,339	$378,407	$1,027	$222,905

Additional details on the above borrowings are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
4. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on certain devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. During 2006, this supplier re-branded its devices and provides aftermarket support services including warranty repairs. The Company does not provide warranty repair services on the re-branded devices on behalf of the supplier; however, the Company does provide aftermarket support services including warranty repairs for wireless devices sold by one of the Company’s European operations to one customer. Sales of devices for which the Company provides warranty repair services have decreased significantly since this supplier re-branded its devices. The Company assumed an obligation through the acquisition of Dangaard Telecom that is related to a similar program. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates. A summary of the changes in the product warranty accrual is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

January 1	$3,944	$3,063
Provision for product warranties	478	1,227
Settlements during the period	(1,760)	(1,893)

March 31	$2,662	$2,397

5. Restructuring
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
Reserve activity for the restructuring for the three months ended March 31, 2008 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total
Balance at December 31, 2007	$3,336	$728	$4,064
Restructuring charge	426	3,188	3,614
Foreign currency translation	138	123	261

Total activity:	3,900	4,039	7,939

Less:
Cash usage	(886)	—	(886)
Non-cash usage	—	—	—

Balance at March 31, 2008	$3,014	$4,039	$7,053

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Restructuring charge was $3.6 million for the three months ended March 31, 2008. The restructuring charge consists of $3.2 million associated with the exit of our redundant warehouse and office facility in Germany as well as $0.4 million of severance costs to terminate employees of the Company’s redundant operations in Germany and Norway.
6. Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe. The Company’s operating segments have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). In the first quarter of 2008, the Company reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate and Reconciling section of the segment information presented below. Segment information as of and for the three months ended March 31, 2007 has been reclassified to conform to the 2008 presentation. A summary of the Company’s operations by segment is presented below (in thousands) for the three months ended March 31, 2008 and 2007:

				Corporate and
	Americas	Asia-Pacific	Europe	Reconciling Items	Total

Three Months Ended March 31, 2008:
Distribution revenue	$200,853	$330,448	$557,709	$—	$1,089,010
Logistic services revenue	46,750	10,640	48,381	—	105,771

Total revenue from external customers	$247,603	$341,088	$606,090	$—	$1,194,781

Operating income from continuing operations	$8,256	$6,085	$945	$(8,104)	$7,182
Depreciation and amortization	2,683	744	5,816	264	9,507
Capital expenditures	1,077	93	4,952	255	6,377

Three Months Ended March 31, 2007:
Distribution revenue	$139,951	$318,277	$108,812	$—	$567,040
Logistic services revenue	42,226	7,235	25,104	24	74,589

Total revenue from external customers	$182,177	$325,512	$133,916	$24	$641,629

Operating income from continuing operations	$5,482	$4,313	$725	$(6,138)	$4,382
Depreciation and amortization	2,059	512	262	226	3,059
Capital expenditures	3,526	841	194	286	4,847
Additional segment information is as follows (in thousands):

	March 31,	December 31,
	2008	2007

Total segment assets:
Americas	$289,092	$354,910
Asia-Pacific	202,142	243,084
Europe	1,294,611	1,343,621
Corporate	28,868	30,746

	$1,814,713	$1,972,361

7. Legal Proceedings and Contingencies
On July 31, 2007, we acquired Dangaard Telecom which had the following material claims and/or disputes:

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
Fleggaard group of companies
The former headquarters of Dangaard Telecom was in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggaard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and has claimed $1.4 million in damages. Dangaard Telecom continues to dispute this claim and intends to defend this matter vigorously.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008, and a law firm has been asked to give an assessment of whether or not to appeal the case. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted). The Company is currently evaluating the actions to be taken towards former shareholders of the Dangaard group of companies in relation to the indemnification agreement.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
8. Subsequent events
On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at date of closing. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments shall in no event exceed $7.2 million (3.6 million pounds sterling).
In April 2008, the Company reached an agreement with the former managing director of the Company’s Colombia operations to sell certain assets used primarily in connection with fulfillment services performed in that market. The agreement will result in a pre-tax loss in connection with this sale of approximately $1.7 million to $2.0 million in the second quarter of 2008 of which approximately $1.1 million to $1.4 million will be non-cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies and estimates, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2007, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2007.
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
On July 31, 2007 we completed our acquisition of Dangaard Telecom A/S (Dangaard Telecom). Results of operations related to this acquisition are included in our Consolidated Statements of Operations beginning on August 1, 2007.
On March 30, 2007, we completed our acquisition of certain assets and the assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation. Results of operations related to this acquisition have been included in our Consolidated Statements of Operations beginning in the second quarter of 2007.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended March 31,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Distribution revenue

Americas	$200,853	19%	$139,951	25%	44%
Asia-Pacific	330,448	30%	318,277	56%	4%
Europe	557,709	51%	108,812	19%	413%

Total	$1,089,010	100%	$567,040	100%	92%

Logistic services revenue

Americas	$46,750	44%	$42,226	56%	11%
Asia-Pacific	10,640	10%	7,235	10%	47%
Europe	48,381	46%	25,104	34%	93%

Total	$105,771	100%	$74,565	100%	42%

Total revenue

Americas	$247,603	21%	$182,177	28%	36%
Asia-Pacific	341,088	28%	325,512	51%	5%
Europe	606,090	51%	133,916	21%	353%

Total	$1,194,781	100%	$641,605	100%	86%

	Three months ended
	March 31,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)

Wireless devices sold through distribution

Americas	1,593	25%	987	25%	61%
Asia-Pacific	2,740	43%	2,564	66%	7%
Europe	2,025	32%	347	9%	484%

Total	6,358	100%	3,898	100%	63%

Wireless devices handled through logistic services

Americas	14,030	91%	10,121	96%	39%
Asia-Pacific	376	2%	364	3%	3%
Europe	1,020	7%	147	1%	594%

Total	15,426	100%	10,632	100%	45%

Total wireless devices handled

Americas	15,623	72%	11,108	77%	41%
Asia-Pacific	3,116	14%	2,928	20%	6%
Europe	3,045	14%	494	3%	516%

Total	21,784	100%	14,530	100%	50%

The following table presents the percentage changes in revenue for the first quarter of 2008 by service line compared to the same period in the prior year, including the effect of handset volume, average selling price, foreign currency, and acquisitions on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign
	volume (1)	Price	revenue (2)	Currency	Subtotal (3)	Acquisitions	Total

Distribution	(3%)	(1%)	1%	2%	(1%)	93%	92%
Logistic services	9%	(5%)	8%	2%	14%	28%	42%
Total	(2%)	(1%)	2%	2%	1%	85%	86%

(1)	Handset-based volume includes percentage change in revenue from wireless devices sold through our distribution business and revenue from wireless devices handled through our logistic services business.

(2)	Non-handset distribution revenue includes revenue from accessories sold, freight, non-voice navigation devices and PCs and PC accessories sold through our distribution business. Non-handset based logistic services revenue includes revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled.

(3)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and the acquisition of Dangaard Telecom on July 31, 2007.
Revenue and wireless devices handled by division:

	Three Months Ended
	March 31,
Americas		% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change

REVENUE:
Distribution	$200,853	81%	$139,951	77%	44%
Logistic services	46,750	19%	42,226	23%	11%

Total	$247,603	100%	$182,177	100%	36%

WIRELESS DEVICES HANDLED :
Distribution	1,593	10%	987	9%	61%
Logistic services	14,030	90%	10,121	91%	39%

Total	15,623	100%	11,108	100%	41%

The following table presents the percentage changes in revenue for our Americas division by service line for the first quarter of 2008 compared to the same period in the prior year, including the effect of handset volume, average selling price, foreign currency, and the CellStar acquisition on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign		CellStar
	volume	Price	revenue	Currency	Subtotal	Acquisition	Total

Distribution	(19%)	14%	0%	1%	(4%)	48%	44%
Logistic services	17%	(9%)	2%	1%	11%	0%	11%
Total	(11%)	9%	0%	1%	(1%)	37%	36%
The decrease in handset based volume was primarily due to higher sales of lower priced handsets in 2007 that did not recur in the first quarter of 2008. The increase in average selling price was primarily due to a higher mix of converged devices sold compared to the same period in the prior year. Converged devices are feature-rich and typically carry a higher average selling price. While we believe the market for converged devices will continue to expand, there can be no assurances that our average selling price will continue to remain at current levels and the mix of devices sold will continue to yield favorable variances in average selling price.

The increase in devices handled through logistic services and decrease in average fulfillment fee per unit in our Americas division was primarily driven by the successful launch of the T-Mobile logistic services business during the second quarter of 2007.

	Three Months Ended
	March 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change

REVENUE:
Distribution	$330,448	97%	$318,277	98%	4%
Logistic services	10,640	3%	7,235	2%	47%

Total	$341,088	100%	$325,512	100%	5%

WIRELESS DEVICES HANDLED :
Distribution	2,740	88%	2,564	88%	7%
Logistic services	376	12%	364	12%	3%

Total	3,116	100%	2,928	100%	6%

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the first quarter of 2008 compared to the same period in the prior year, including the effect of handset volume, average selling price, and foreign currency on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign
	volume	Price	revenue	Currency	Total

Distribution	6%	(7%)	2%	3%	4%
Logistic services	1%	2%	39%	5%	47%
Total	6%	(6%)	2%	3%	5%
The increase in wireless devices sold in our Asia-Pacific division was driven by increased volume of devices sold to customers served by our Singapore business. However, supply constraints caused by snow storms in China slowed the growth in devices sold by our Singapore business. The decrease in average selling price in our Asia-Pacific division was also driven by our Singapore business as a result of an increase in sales of lower priced handsets due to market demand as well as lower availability of higher priced devices. This decrease in average selling price in Singapore was partially offset by an increase in average selling price in our Australia business due to a higher mix of converged devices sold compared to the same period in the prior year.
The increase in non-handset based logistic services revenue was primarily due to an increase in repair services in India compared to the same period in the prior year as well as an increase in revenue from non-handset based logistic services contracts in New Zealand.

		Three Months Ended
	March 31,
Europe		% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change

REVENUE:
Distribution	$557,709	92%	$108,812	81%	413%
Logistic services	48,381	8%	25,104	19%	93%

Total	$606,090	100%	$133,916	100%	353%

WIRELESS DEVICES HANDLED :
Distribution	2,025	67%	347	70%	484%
Logistic services	1,020	33%	147	30%	594%

Total	3,045	100%	494	100%	516%

The following table presents the percentage changes in revenue for the first quarter of 2008 by service line for our Europe division compared to the same period in the prior year, including the effect of handset volume, average selling price, foreign currency, and the Dangaard Telecom acquisition on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign		Dangaard
	volume	Price	revenue	Currency	Subtotal	Acquisition	Total

Distribution	(12%)	1%	(1%)	3%	(9%)	422%	413%
Logistic services	0%	(1%)	8%	2%	9%	84%	93%
Total	(10%)	1%	1%	2%	(6%)	359%	353%
The increase in distribution revenue was primarily due to the acquisition of Dangaard Telecom. The acquisition of Dangaard Telecom expanded our Europe division to include nine countries in which we historically did not have a significant operating presence. In countries in which both companies had a significant operating presence, the acquisition of Dangaard Telecom allowed us to increase our market share. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have decreased 9% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the first quarter of 2007. The decrease in handset-based volume excluding the Dangaard Telecom operations was primarily due to a decrease in wireless devices sold by our Finland operations as a result of lower sales to a wireless device retailer. The decrease in non-handset based revenue was primarily due to a decrease in revenue from the sale of locally branded PC notebooks in Europe. This business is currently under evaluation, and revenue from the sale of locally branded PC notebooks is not expected to return to historical levels.
The increase in logistic services revenue was primarily due to the acquisition of Dangaard Telecom, which was included in our results of operations beginning on August 1, 2007. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 9% due to an increase in revenue from the sale of prepaid airtime in Sweden.

Gross Profit and Gross Margin

	Three Months Ended
	March 31,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Distribution	$49,865	57%	$16,626	51%	200%
Logistic services	37,404	43%	16,089	49%	132%

Gross profit	$87,269	100%	$32,715	100%	167%

Distribution	4.6%		2.9%		1.7	points
Logistic services	35.4%		21.6%		13.8	points
Gross margin	7.3%		5.1%		2.2	points
The 2.2 percentage point increase in gross margin was driven by both a 1.7 percentage point increase in gross margin from our distribution business and a 13.8 percentage point increase in gross margin from our logistic services business. The increases in gross profit and gross margin from logistic services were driven by incremental logistic services gross profit and gross margin from the Dangaard Telecom operations as well the impact of conforming Dangaard Telecom to Brightpoint accounting policies. The increases in distribution gross profit and gross margin were primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom. Distribution gross margin was negatively impacted by approximately 0.3 percentage points due to a loss from the sale of locally branded PC notebooks in Europe. This business is currently under evaluation, and revenue and profit from the sale of locally branded PC notebooks is not expected to return to historical levels.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended
	March 31,
	2008	2007	Change
	(Amounts in 000s)
SG&A expenses	$71,751	$28,253	154%
Percent of revenue	6.0%	4.4%	1.6	points
The increase in SG&A expenses for the first quarter of 2008 compared to the same period in the prior year was primarily driven by the impact of the Dangaard Telecom and CellStar acquisitions.
As a percent of revenue, SG&A expenses increased 1.6 percentage points. The increase in SG&A as a percent of revenue was largely driven by the impact of the Dangaard Telecom operations including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in Europe during mid to late March as well as the supply constraints caused by snow storms in China. SG&A expenses included $1.6 million of non-cash stock based compensation expense for the three months ended March 31, 2008 and 2007.
Compared to the fourth quarter of 2007, which was the first full quarter including the Dangaard Telecom operations, SG&A expenses decreased $1.4 million from $73.1 million for the three months ended December 31, 2007.
Amortization expense
Amortization expense was $4.7 million for the three months ended March 31, 2008 compared to $0.1 million for the same period in the prior year. The increase in amortization expense relates to finite-lived intangible assets acquired in connection with the CellStar and Dangaard Telecom transactions. We allocated the purchase price of the Dangaard Telecom and CellStar acquisitions based on the fair value of assets acquired and liabilities assumed. The assets acquired in connection with the Dangaard Telecom transaction included $123.1 million of finite-lived intangible assets assigned to the customer relationships as of July 31, 2007. The acquired finite-lived intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to our future cash flows. The assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. We believe that these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed.
Restructuring charge
Restructuring charge was $3.6 million for the three months ended March 31, 2008. The restructuring charge consists of $3.2 million associated with the exit of our redundant warehouse and office facility in Germany as well as $0.4 million of severance costs to terminate employees of our redundant operations in Germany and Norway.
In the second quarter of 2008, we will record a pre-tax restructuring charge of approximately $1.7 million to $2.0 million in connection with the sale of certain assets in Colombia to the former managing director. Approximately $1.1 million to $1.4 million of this charge will be non-cash.
Operating Income from Continuing Operations

	Three Months Ended
	March 31,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Americas	$8,256	115%	$5,482	125%	51%
Asia-Pacific	6,085	85%	4,313	98%	41%
Europe	945	13%	725	17%	30%
Corporate	(8,104)	(113%)	(6,138)	(140%)	32%

Total	$7,182	100%	$4,382	100%	64%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended
	March 31,
	2008	2007	Change

Americas	3.3%	3.0%	0.3 points
Asia-Pacific	1.8%	1.3%	0.5 points
Europe	0.2%	0.5%	(0.3) points
Total	0.6%	0.7%	(0.1) points
The increase in operating income in our Americas division was primarily as a result of the acquisition of CellStar and the launch of logistic services for T-Mobile in the second quarter of 2007.
The increase in operating income in our Asia-Pacific division was primarily as a result of an increase in volume of devices sold to customers served by our Singapore business as well as a better allocation of products compared to the first quarter of 2007. However, supply constraints caused by snow storms in China slowed the growth in devices sold by our Singapore business.
Operating income in our Europe division increased $0.2 million despite the acquisition of Dangaard Telecom primarily due to overall weakness in Western Europe during mid to late March as well as a loss in connection with locally branded PC notebook distribution business in Europe. This business is currently under evaluation, and profit from the sale of locally branded PC notebooks is not expected to return to historical levels.
The increase in operating loss from our corporate function was due to an increase in personnel costs primarily due to an increase in headcount in support of managing our expanded global operations.

Interest, net
The components of interest, net are as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Amounts in 000s)
Interest expense	$8,770	$1,478	493%
Interest income	(1,226)	(328)	274%

Interest, net	$7,544	$1,150	556%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees. The increase in interest expense for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to the debt assumed in the Dangaard Telecom acquisition as well as borrowings for the CellStar acquisition. We have made $102.3 million of repayments of borrowings during the first quarter of 2008, primarily near the end of the quarter. Average daily debt outstanding was approximately $513.0 million in the first quarter of 2008.
Other income
Other income was $2.0 million for the three months ended March 31, 2008. The increase in other income was primarily due to foreign currency transaction gains.
Income Tax Expense

	Three Months Ended
	March 31,
	2008	2007	Change
	(Amounts in 000s)
Income tax expense	$705	$1,346	(48)%
Effective tax rate	44.0%	42.2%	1.8	points
Income tax expense for the first quarter of 2008 was $0.7 million resulting in an effective tax rate of 44.0% compared to an effective tax rate of 42.2% for the first quarter of 2007. The effective income tax rate is higher than the U.S. statutory rate due to certain non-deductible items during the quarter. We still expect our effective tax rate to be within a range of 32.0% to 35.0% for the 2008 fiscal year.
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

	Three Months Ended		Trailing Four Quarters Ended
	March 31,		March 31,
(Amounts in 000s)	2008	2007	2008	2007
Operating income after taxes:
Operating income from continuing operations	$7,182	$4,382	$68,714	$40,184
Plus: restructuring charge	3,614	—	12,275	—
Less: estimated income taxes (1)	(4,746)	(1,850)	(5,741)	(10,587)

Operating income after taxes	$6,050	$2,532	$75,248	$29,597

Invested Capital:
Debt	$378,407	$94,405	$378,407	$94,405
Shareholders’ equity	638,344	200,063	638,344	200,063

Invested capital	$1,016,751	$294,468	$1,016,751	$294,468

Average invested capital (2)	$1,039,184	$253,460	$734,773	$199,565
ROIC (3)	2%	4%	10%	15%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four.
The decline in ROIC for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to the increase in average invested capital compared the prior year. Average invested capital was negatively impacted by an increase in invested capital to fund the acquisition of Dangaard Telecom.
Operating income after taxes was negatively impacted for the three months ended March 31, 2008 by $4.7 million (after-tax) of non-cash amortization expense related to finite-lived intangible assets in connection with the acquisitions of Dangaard Telecom and certain assets of CellStar.
Our overall trailing four quarter ROIC may continue to decrease, and we currently estimate that it could go as low as 7% to 9%. We anticipate that our ROIC will trend upwards from this low point as we complete the integration of Dangaard Telecom, obtain anticipated synergies, obtain combined balance sheet improvements and reduce our debt.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Three Months Ended
	March 31,
	2008	2007	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$98,409	$(9,829)	$108,238
Investing activities	(6,627)	(73,337)	66,710
Financing activities	(102,581)	74,813	(177,394)
Effect of exchange rate changes on cash and cash equivalents	(608)	943	(1,551)

Net increase (decrease) in cash and cash equivalents	$(11,407)	$(7,410)	$(3,997)

Net cash provided by operating activities was $98.4 million for the first quarter of 2008 compared net cash used in used in operating activities of $9.8 million for the first quarter of 2007, a change of $108.2 million due to:
•	$101.0 million less cash used for working capital primarily due to higher collections of receivables in the first three months of 2008.

•	$7.2 million more cash provided by operating activities before changes in operating assets and liabilities for the first three months of 2008 compared to the same period in the prior year.
A large customer within our Europe division experienced IT difficulties at the end of December 2007, resulting in $62.2 million of anticipated payments in the fourth quarter being delayed into the first quarter. This payment was received on January 2, 2008. We do not expect similar payment delays due to IT difficulties from this customer in the future. Had this payment been received in 2007, net cash provided by operating activities would have been $36.2 million for the three months ended March 31, 2008.
Net cash used for investing activities was $6.6 million for the first quarter of 2008 compared to $73.3 million for the first quarter of 2007. This decrease is primarily due to the $67.5 million of cash used in connection with the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami -based Latin America business of CellStar Corporation during the first quarter of 2007.
Net cash used in financing activities was $102.6 million for the first quarter of 2008 compared to net cash provided by financing activities of $74.8 million for the first quarter of 2007, a change of $177.4 million. This change is primarily due to $102.3 million of repayments of borrowings during the first quarter of 2008 compared to $76.4 million of proceeds from credit facilities in same period in the prior year. These repayments were made primarily at the end of the first quarter of 2008.

Cash Conversion Cycle

	Three Months Ended
	March 31,
	2008	2007

Days sales outstanding in accounts receivable	32	22
Days inventory on-hand	37	50
Days payable outstanding	(41)	(48)

Cash Conversion Cycle Days	28	24

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. The cash conversion cycle for the three months ended March 31, 2007 was calculated excluding the assets acquired and liabilities assumed related to the U.S. operations and the Miami -based Latin America business of CellStar Corporation as such amounts were acquired on the last day of the quarter and no activity was recorded in our Consolidated Statement of Operations during the first quarter of 2007 related to the assets acquired and the liabilities assumed.
For the three months ended March 31, 2008, the cash conversion cycle increased to 28 days from 24 days for the same period in the prior year. The increase in the cash conversion cycle was primarily due to the Dangaard Telecom acquisition.
Compared to the fourth quarter of 2007, which was the first full quarter including the Dangaard Telecom operations, the cash conversion cycle increased one day from 27 days.
Lines of Credit
The table below summarizes the borrowings that were available to the Company as of March 31, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$241,715	$241,715	$—	$—
Global Credit Facility	300,000	126,989	1,027	171,984
Other	60,624	9,703	—	50,921

Total	$602,339	$378,407	$1,027	$222,905

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

	March 31,	December 31,
(Amounts in 000s)	2008	2007	% Change

Unrestricted cash	$90,166	$101,582	(11)%
Unused borrowing availability	222,905	130,435	71%

Liquidity	$313,071	$232,017	35%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2007.
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
There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting except we have integrated the CellStar operations and incorporated these operations as part of our internal controls. For purposes of this evaluation, the impact of the acquisition of Dangaard Telecom A/S, which closed on July 31, 2007, on our internal controls over financial reporting has been excluded.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. For more information on legal proceedings, see Note 7 Legal Proceedings and Contingencies, in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002(1)

99.1	Cautionary Statements(1)

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: May 6, 2008	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2008	/s/ Vincent Donargo
Vincent Donargo
Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)