Form 10-Q
period 2008-06-30
BRIGHTPOINT INC
filed 2008-08-05
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
0-23494
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 1, 2008: 81,627,174

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Distribution revenue	$1,110,473	$766,980	$2,199,483	$1,334,020
Logistic services revenue	104,755	84,015	210,526	158,604

Total revenue	1,215,228	850,995	2,410,009	1,492,624

Cost of revenue
Cost of distribution revenue	1,070,571	743,866	2,109,716	1,294,280
Cost of logistic services revenue	65,259	65,546	133,626	124,046

Total cost of revenue	1,135,830	809,412	2,243,342	1,418,326

Gross profit	79,398	41,583	166,667	74,298

Selling, general and administrative expenses	71,446	32,728	143,197	60,981
Amortization expense	4,819	664	9,542	744
Restructuring charge	2,969	—	6,583	—

Operating income from continuing operations	164	8,191	7,345	12,573

Interest, net	6,901	2,290	14,445	3,440
Other (income) expenses	359	243	(1,607)	287

Income (loss) from continuing operations before income taxes	(7,096)	5,658	(5,493)	8,846

Income tax benefit	(4,955)	(12,063)	(4,251)	(10,717)

Income (loss) from continuing operations before minority interest	(2,141)	17,721	(1,242)	19,563

Minority interest, net of taxes	193	—	332	—

Income (loss) from continuing operations	(2,334)	17,721	(1,574)	19,563

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(2)	(41)	14	(37)
Gain on disposal of discontinued operations	5	8	4	12

Total discontinued operations, net of income taxes	3	(33)	18	(25)

Net income (loss)	$(2,331)	$17,688	$(1,556)	$19,538

Earnings per share — basic:
Income (loss) from continuing operations	$(0.03)	$0.36	$(0.02)	$0.39
Discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$(0.03)	$0.36	$(0.02)	$0.39

Earnings per share — diluted:
Income (loss) from continuing operations	$(0.03)	$0.35	$(0.02)	$0.39
Discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$(0.03)	$0.35	$(0.02)	$0.39

Weighted average common shares outstanding:
Basic	77,829	49,671	77,676	49,580

Diluted	81,445	50,739	81,530	50,615

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,734	$102,160
Accounts receivable (less allowance for doubtful accounts of $14,195 in 2008 and $17,157 in 2007)	622,605	754,238
Inventories	384,929	474,951
Other current assets	69,782	69,261

Total current assets	1,184,050	1,400,610

Property and equipment, net	58,112	55,732
Goodwill	407,657	349,646
Other intangibles, net	135,677	135,431
Other assets	33,659	30,942

Total assets	$1,819,155	$1,972,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$667,744	$666,085
Accrued expenses	179,403	189,415
Current portion of long-term debt	14,000	19,332
Lines of credit and other short-term borrowings	1,901	—

Total current liabilities	863,048	874,832

Long-term liabilities:
Lines of credit, long-term	7,922	208,399
Long-term debt	219,964	233,122
Other long-term liabilities	52,935	54,425

Total long-term liabilities	280,821	495,946

Total liabilities	1,143,869	1,370,778

COMMITMENTS AND CONTINGENCIES

Minority interest	352	818

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 88,682 issued in 2008 and 88,418 issued in 2007	887	884
Additional paid-in-capital	622,114	584,806
Treasury stock, at cost, 7,063 shares in 2008 and 6,930 shares in 2007	(59,980)	(58,695)
Retained earnings	27,911	29,467
Accumulated other comprehensive income	84,002	44,303

Total shareholders’ equity	674,934	600,765

Total liabilities and shareholders’ equity	$1,819,155	$1,972,361

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007

Operating activities
Net income (loss)	$(1,556)	$19,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,336	7,244
Discontinued operations	(18)	25
Pledged cash requirements	—	(212)
Non-cash compensation	3,417	2,872
Restructuring charge	6,583	—
Change in deferred taxes	(3,677)	(13,202)
Minority interest	466	—
Other non-cash	122	980

	24,673	17,245
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	176,899	(1,896)
Inventories	116,340	172,792
Other operating assets	(3,220)	100
Accounts payable and accrued expenses	(54,850)	(200,108)

Net cash provided by (used in) operating activities	259,842	(11,867)

Investing activities
Capital expenditures	(10,702)	(9,316)
Acquisitions, net of cash acquired	(6,913)	(68,864)
Decrease (increase) in other assets	(132)	219

Net cash used in investing activities	(17,747)	(77,961)

Financing Activities
Net proceeds from (repayments) on lines of credit	(207,124)	76,334
Repayments on Global Term Loans	(27,856)	—
Deferred financing costs paid	—	(1,758)
Purchase of treasury stock	(1,284)	(355)
Excess tax benefit from equity based compensation	117	513
Proceeds from common stock issuances under employee stock option plans	22	1,884

Net cash provided by (used in) financing activities	(236,125)	76,618

Effect of exchange rate changes on cash and cash equivalents	(1,396)	2,836

Net increase (decrease) in cash and cash equivalents	4,574	(10,374)
Cash and cash equivalents at beginning of period	102,160	54,130

Cash and cash equivalents at end of period	$106,734	$43,756

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

	Three Months Ended		Six months ended,
	June 30,		June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(2,334)	$17,721	$(1,574)	$19,563
Discontinued operations, net of income taxes	3	(33)	18	(25)

Net (loss) income	$(2,331)	$17,688	$(1,556)	$19,538

Earnings per share — basic:
Income (loss) from continuing operations	$(0.03)	$0.36	$(0.02)	$0.39
Discontinued operations, net of income taxes	—	—	—	—

Net (loss) income	$(0.03)	$0.36	$(0.02)	$0.39

Earnings per share — diluted:
Income (loss) from continuing operations	$(0.03)	$0.35	$(0.02)	$0.39
Discontinued operations, net of income taxes	—	—	—	—

Net (loss) income	$(0.03)	$0.35	$(0.02)	$0.39

Weighted average shares outstanding for basic earnings per share	77,829	49,671	77,676	49,580
Net effect of dilutive stock options, restricted stock units, shares held in escrow and restricted stock based on the treasury stock method using average market price	3,616	1,068	3,854	1,035

Weighted average shares outstanding for diulted earnings per share	81,445	50,739	81,530	50,615

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. The provisions of SFAS 157 were effective for the Company on January 1, 2008 for financial assets and liabilities and are effective for the Company on January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on the Company’s financial statements. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices	Significant
		in active	other
	Balance at	markets	observable
	June 30, 2008	(Level 1)	inputs (Level 2)
Financial instruments classified as assets
Marketable securities	$6,411	$6,411	$—
Forward foreign currency contracts	201	—	201

Financial instruments classified as liabilities
Interest rate swaps	$1,779	$—	$1,779
Forward foreign currency contracts	364	—	364
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
Other Comprehensive Income
Comprehensive income is comprised of net income, unrealized gains and losses on marketable securities, unrealized gains or losses on derivative instruments, and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(2,331)	$17,688	$(1,556)	$19,538
Unrealized gain on derivative instruments	1,242	—	521	—
Unrealized loss on marketable securities:
Net loss arising during period	(753)	—	(2,087)	—
Reclassification adjustment for losses in included net income	928	—	928	—
Foreign currency translation	2,806	4,818	40,337	6,653

Comprehensive income	$1,892	$22,506	$38,143	$26,191

2. Acquisitions
On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at the date of closing. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments shall in no event exceed 3.6 million pounds sterling (approximately $7.2 million as of June 30, 2008).
On July 31, 2007 the Company completed its acquisition of Dangaard Telecom A/S (Dangaard Telecom). The purchase price for the Dangaard Telecom acquisition was $344.9 million (including direct acquisition costs and the fair value of shares of common stock that are held in escrow). The fair value of the Company’s common stock was measured in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Total equity consideration was estimated using a stock price of $11.25 per share, which represents the average closing stock price beginning two trading days before and ending two trading days after February 20, 2007, the date of the public announcement of the definitive purchase agreement. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Results of operations related to this acquisition are included in the Company’s Consolidated Statements of Operations beginning on August 1, 2007.
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming the Dangaard Telecom acquisition took place at the beginning of the periods presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Three months ended :
(amounts in 000s)

	Dangaard
June 30, 2007	Telecom	Brightpoint	Adjustments	Note	Consolidated

Revenue	$564,124	$850,995	$(78,703)	(1)	$1,336,416
Income (loss) from continuing operations	(4,233)	17,721	(1,757)	(2)	11,731
Net (loss) income	(4,233)	17,688	(1,757)		11,698

Weighted average shares outstanding — diluted		50,739	30,000	(3)	80,739

Income from continuing operations per share — diluted		$0.35			$0.14
Six months ended:
(amounts in 000s)

	Dangaard
June 30, 2007	Telecom	Brightpoint	Adjustments	Note	Consolidated

Revenue	$1,071,843	$1,492,624	$(128,614)	(1)	$2,435,853
Income (loss) from continuing operations	(1,559)	19,563	(4,858)	(2)	13,146
Net (loss) income	(1,559)	19,538	(4,858)		13,121

Weighted average shares outstanding — diluted		50,615	30,000	(3)	80,615

Income from continuing operations per share — diluted		$0.39			$0.16
Pro forma adjustments:
(1)	To reclassify the cost of revenue that was historically presented by Dangaard Telecom on a gross basis to a net basis to conform with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and Brightpoint accounting policy.

(2)	To record the following:
•	amortization of the intangible assets recorded as a result of the acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.
(3)	To adjust the weighted average number of shares outstanding used to determine diluted pro forma earnings per share assuming the 30,000,000 shares of the Company’s unregistered Common Stock used to acquire Dangaard Telecom were issued at the beginning of the period presented.
As discussed further in Note 3, on June 30, 2008, the Company formally announced a plan to realign its European operations. Adjustments to the purchase price allocation under the preliminary plan resulted in additional liabilities of $2.3 million in 2008.
3. Restructuring
On June 30, 2008, the Company formally announced its plan to realign its European operations as a result of the acquisition of Dangaard Telecom. The Company currently expects to incur total restructuring costs of approximately $10.0 to $15.0 million during the third quarter of 2008 for severance, lease abandonment and other restructuring costs as a result of the plan to realign its European operations; and all but $1.3 million to $1.6 million of the estimated charges are directly related to the Dangaard Telecom acquisition and thus will impact the goodwill recorded in purchase accounting. These additional liabilities that impact purchase accounting will be recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination. All of these estimated restructuring costs are expected to result in future cash expenditures.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Reserve activity for the restructuring for the six months ended June 30, 2008 is as follows (in thousands):

		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Total
Balance at December 31, 2007	$3,336	$728	$—	$4,064
Restructuring charge	1,165	3,336	2,082	6,583
Dangaard Telecom goodwill adjustment	2,336	—	—	2,336
Foreign currency translation	1,819	110	—	1,929

Total activity:	8,656	4,174	2,082	14,912

Less:
Cash usage	(2,661)	(365)	—	(3,026)
Non-cash usage	—	—	(2,082)	(2,082)

Balance at June 30, 2008	$5,995	$3,809	$—	$9,804

Restructuring charge was $6.6 million for the six months ended June 30, 2008. The restructuring charge consists of the following:
•	A $1.6 million charge in connection with the sale of certain assets in Colombia.

•	A $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom.

•	A $3.2 million charge associated with the exit of our redundant warehouse and office facility in Germany

•	$0.7 million of lease termination costs and severance costs associated with consolidating the Company’s redundant operations in Germany, Sweden and Norway
Adjustments to goodwill acquired in the purchase of Dangaard Telecom related to exiting activities of the acquired operations include $2.3 million associated with the severance of certain employees under the previously announced reorganization plan of our Europe operations.
4. Borrowings
At June 30, 2008, the Company and its subsidiaries were in compliance with the covenants in each of its material credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowings that were available to the Company as of June 30, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$233,964	$233,964	$—	$—
Global Credit Facility	300,000	7,922	421	291,657
Other	60,602	1,901	—	58,701

Total	$594,566	$243,787	$421	$350,358

Additional details on the above available borrowings are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Six Months Ended
	June 30,
	2008	2007

January 1	$3,944	$3,063
Provision for product warranties	1,875	3,021
Settlements during the period	(2,246)	(3,721)

June 30	$3,573	$2,363

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
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). In the first quarter of 2008, the Company reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate and Reconciling section of the segment information presented below. Segment information as of and for the three and six months ended June 30, 2007 has been reclassified to conform to the 2008 presentation. A summary of the Company’s operations by segment is presented below (in thousands) for the three and six months ended June 30, 2008 and 2007:

				Corporate and
Three Months Ended June 30, 2008:	Americas	Asia-Pacific	Europe	Reconciling Items	Total

Distribution revenue	$171,809	$308,735	$629,929	$—	$1,110,473
Logistic services revenue	44,055	13,024	$47,676	—	104,755

Total revenue from external customers	$215,864	$321,759	$677,605	$—	$1,215,228

Operating income from continuing operations	$9,176	$6,266	$(6,578)	$(8,700)	$164
Depreciation and amortization	2,505	593	6,454	277	9,829
Capital expenditures	632	275	3,099	318	4,324

Three Months Ended June 30, 2007:
Distribution revenue	$266,918	$379,166	$120,896	$—	$766,980
Logistic services revenue	49,327	8,360	26,328	—	84,015

Total revenue from external customers	$316,245	$387,526	$147,224	$—	$850,995

Operating income from continuing operations	$8,463	$6,038	$1,039	$(7,349)	$8,191
Depreciation and amortization	3,072	752	239	123	4,186
Capital expenditures	3,133	751	532	82	4,498

Six Months Ended June 30, 2008:
Distribution revenue	$372,662	$639,183	$1,187,638	$—	$2,199,483
Logistic services revenue	90,805	23,664	96,057	—	210,526

Total revenue from external customers	$463,467	$662,847	$1,283,695	$—	$2,410,009

Operating income from continuing operations	$17,432	$12,351	$(5,633)	$(16,805)	$7,345
Depreciation and amortization	5,188	1,337	12,270	541	19,336
Capital expenditures	1,709	129	8,051	813	10,702

Six Months Ended June 30, 2007:
Distribution revenue	$406,869	$697,443	$229,708	$—	$1,334,020
Logistic services revenue	91,553	15,595	51,432	24	158,604

Total revenue from external customers	$498,422	$713,038	$281,140	$24	$1,492,624

Operating income from continuing operations	$13,946	$10,351	$1,764	$(13,488)	$12,573
Depreciation and amortization	5,132	1,376	501	235	7,244
Capital expenditures	6,660	1,672	726	258	9,316

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Additional segment information is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Total segment assets:
Americas	$266,384	$354,910
Asia-Pacific	241,648	243,084
Europe	1,277,906	1,343,621
Corporate	33,217	30,746

	$1,819,155	$1,972,361

7. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount claimed is approximately 9 million DKK (approximately $1.9 million as of June 30, 2008). Smartphone disputes this claim and intends to defend this matter vigorously.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting estimates, the estimates we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2007, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2007.
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

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended June 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)

Distribution revenue
Americas	$171,809	15%	$266,918	35%	(36)%
Asia-Pacific	308,735	28%	379,166	49%	(19)%
Europe	629,929	57%	120,896	16%	421%

Total	$1,110,473	100%	$766,980	100%	45%

Logistic services revenue

Americas	$44,055	42%	$49,327	59%	(11)%
Asia-Pacific	13,024	12%	8,360	10%	56%
Europe	47,676	46%	26,328	31%	81%

Total	$104,755	100%	$84,015	100%	25%

Total revenue

Americas	$215,864	18%	$316,245	37%	(32)%
Asia-Pacific	321,759	26%	387,526	46%	(17)%
Europe	677,605	56%	147,224	17%	360%

Total	$1,215,228	100%	$850,995	100%	43%

	Three Months Ended June 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)

Wireless devices sold through distribution
Americas	1,319	21%	2,005	36%	(34)%
Asia-Pacific	2,784	44%	3,098	56%	(10)%
Europe	2,250	35%	399	8%	464%

Total	6,353	100%	5,502	100%	15%

Wireless devices handled through logistic services

Americas	11,759	87%	13,363	96%	(12)%
Asia-Pacific	507	4%	369	3%	37%
Europe	1,276	9%	192	1%	565%

Total	13,542	100%	13,924	100%	(3)%

Total wireless devices handled

Americas	13,078	66%	15,368	79%	(15)%
Asia-Pacific	3,291	16%	3,467	18%	(5)%
Europe	3,526	18%	591	3%	497%

Total	19,895	100%	19,426	100%	2%

	Six Months Ended June 30, 2008
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)

Distribution revenue
Americas	$372,662	17%	$406,869	31%	(8)%
Asia-Pacific	639,183	29%	697,443	52%	(8)%
Europe	1,187,638	54%	229,708	17%	417%

Total	$2,199,483	100%	$1,334,020	100%	65%

Logistic services revenue

Americas	$90,805	43%	$91,553	58%	(1)%
Asia-Pacific	23,664	11%	15,595	10%	52%
Europe	96,057	46%	51,432	32%	87%

Total	$210,526	100%	$158,580	100%	33%

Total revenue

Americas	$463,467	19%	$498,422	33%	(7)%
Asia-Pacific	662,847	28%	713,038	48%	(7)%
Europe	1,283,695	53%	281,140	19%	357%

Total	$2,410,009	100%	$1,492,600	100%	61%

	Six Months Ended June 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)

Wireless devices sold through distribution
Americas	2,912	23%	2,992	32%	(3)%
Asia-Pacific	5,524	43%	5,662	60%	(2)%
Europe	4,275	34%	746	8%	473%

Total	12,711	100%	9,400	100%	35%

Wireless devices handled through logistic services

Americas	25,789	89%	23,484	96%	10%
Asia-Pacific	883	3%	733	3%	20%
Europe	2,296	8%	339	1%	577%

Total	28,968	100%	24,556	100%	18%

Total wireless devices handled

Americas	28,701	69%	26,476	78%	8%
Asia-Pacific	6,407	15%	6,395	19%	0%
Europe	6,571	16%	1,085	3%	506%

Total	41,679	100%	33,956	100%	23%

The following table presents the percentage changes in revenue for the three and six months ended June 30, 2008 by service line compared to the same period in the prior year, including the effect of handset volume, average selling price, foreign currency, and acquisitions on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign
	volume (1)	Price	revenue (2)	Currency	Subtotal (3)	Acquisitions	Total

Three months ended June 30, 2008:
Distribution	(14%)	(7%)	(1%)	2%	(20%)	65%	45%
Logistic services	(3%)	(3%)	10%	1%	5%	20%	25%
Total	(13%)	(6%)	0%	2%	(17%)	60%	43%

Six months ended June 30, 2008:
Distribution	(9%)	(5%)	0%	3%	(11%)	76%	65%
Logistic services	3%	(5%)	10%	2%	10%	23%	33%
Total	(8%)	(5%)	2%	3%	(8%)	69%	61%

(1)	Handset-based volume includes percentage change in revenue from wireless devices sold through our distribution business and revenue from wireless devices handled through our logistic services business.

(2)	Non-handset distribution revenue includes revenue from accessories sold, freight, non-handset navigation devices and PCs and PC accessories sold through our distribution business. Non-handset based logistic services revenue includes revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled.

(3)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact of the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and of Dangaard Telecom on July 31, 2007.
Revenue and wireless devices handled by division:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Americas		% of		% of			% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change

REVENUE:
Distribution	$171,809	80%	$266,918	84%	(36)%	$372,662	80%	$406,869	82%	(8)%
Logistic services	44,055	20%	49,327	16%	(11)%	90,805	20%	91,553	18%	(1)%

Total	$215,864	100%	$316,245	100%	(32)%	$463,467	100%	$498,422	100%	(7)%

WIRELESS DEVICES HANDLED:
Distribution	1,319	10%	2,005	13%	(34)%	2,912	10%	2,992	11%	(3)%
Logistic services	11,759	90%	13,363	87%	(12)%	25,789	90%	23,484	89%	10%

Total	13,078	100%	15,368	100%	(15)%	28,701	100%	26,476	100%	8%

The following table presents the percentage changes in revenue for our Americas division by service line for the three and six months ended June 30, 2008 compared to the same period in the prior year, including the effect of handset volume, average selling price, foreign currency, and the CellStar acquisition on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign		CellStar
	volume	Price	revenue	Currency	Subtotal	Acquisition	Total

Three months ended June 30, 2008:
Distribution	(33%)	(1%)	(2%)	0%	(36%)	0%	(36%)
Logistic services	(6%)	(6%)	1%	0%	(11%)	0%	(11%)
Total	(28%)	(2%)	(2%)	0%	(32%)	0%	(32%)

Six months ended June 30, 2008:
Distribution	(28%)	1%	(2%)	4%	(25%)	17%	(8%)
Logistic services	5%	(7%)	1%	0%	(1%)	0%	(1%)
Total	(22%)	(1%)	(1%)	3%	(21%)	14%	(7%)
The decrease in distribution handset based volume for the three and six months ended June 30, 2008 was primarily due to weaker market conditions in North America compared to the same period in the prior year as well as the loss of key customers including Dobson Communications, Suncom, and Rural Cellular Corporation as a result of industry consolidation.
The decrease in wireless devices handled through logistic services for the three months ended June 30, 2008 was primarily due to the sale of certain assets in Colombia, which resulted in approximately 0.8 million fewer wireless devices handled compared to the second quarter of 2007. In addition, we experienced a decrease in wireless devices handled through logistic services in North America related to current economic conditions resulting in lower than expected demand for wireless products and services. The decrease in average fulfillment fee per unit was primarily driven by a shift in mix between customers and services compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the six months ended June 30, 2008 was primarily due to the successful launch of the T-Mobile logistic services business during the second quarter of 2007. This increase was partially offset by lower volumes resulting from current economic conditions as well as by the sale of certain assets in Colombia, which resulted in approximately 1.0 million fewer wireless devices handled compared to the same period in the prior year. The decrease in average fulfillment fee per unit was primarily driven by the successful launch of the T-Mobile logistic services business which occurred during the second quarter of 2007.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Asia-Pacific		% of		% of			% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change

REVENUE:
Distribution	$308,735	96%	$379,166	98%	(19)%	$639,183	96%	$697,443	98%	(8)%
Logistic services	13,024	4%	8,360	2%	56%	23,664	4%	15,595	2%	52%

Total	$321,759	100%	$387,526	100%	(17)%	$662,847	100%	$713,038	100%	(7)%

WIRELESS DEVICES HANDLED :
Distribution	2,784	85%	3,098	89%	(10)%	5,524	86%	5,662	89%	(2)%
Logistic services	507	15%	369	11%	37%	883	14%	733	11%	20%

Total	3,291	100%	3,467	100%	(5)%	6,407	100%	6,395	100%	0%

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three and six months ended June 30, 2008 compared to the same period in the prior year, including the effect of handset volume, average selling price, and foreign currency on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign
	volume	Price	revenue	Currency	Total

Three months ended June 30, 2008:
Distribution	(10%)	(12%)	1%	2%	(19%)
Logistic services	7%	6%	38%	5%	56%
Total	(9%)	(12%)	2%	2%	(17%)

Six months ended June 30, 2008:
Distribution	(2%)	(10%)	2%	2%	(8%)
Logistic services	4%	4%	39%	5%	52%
Total	(2%)	(9%)	2%	2%	(7%)
The decrease in wireless devices sold in our Asia-Pacific division for the three months ended June 30, 2008 was driven by devices sold through a global relationship with a major original equipment manufacturer in 2007 that did not recur in the second quarter of 2008 as well as fewer devices sold in India due to lower availability of high demand products compared to the same period in the prior year. These decreases were slightly offset by an increase in wireless devices sold in New Zealand under a new distribution agreement with a network operator. The decrease in average selling price in our Asia-Pacific division was driven by our Singapore business as a result of a shift in mix to lower priced handsets due to market demand as well as lower availability of higher priced devices. This decrease in average selling price in Singapore was partially offset by an increase in average selling price in our Australia business due to a higher mix of converged devices sold compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the three months ended June 30, 2008 was primarily due to an increase in wireless devices handled for our largest customer in Australia. The increase in average fulfillment fee per unit was due primarily to a favorable mix of wireless devices handled. The increase in non-handset based logistic services revenue was primarily due to an increase in repair services in India compared to the same period in the prior year as well as an increase in revenue from non-handset based logistic services agreements from the re-launch of our Middle East based business in which we resumed operations in August 2007.
The decrease in average selling price for the six months ended June 30, 2008 was driven by our Singapore business as a result of a shift in mix to lower priced handsets due to market demand as well as lower availability of higher priced devices compared the same period in the prior year. This decrease in average selling price in Singapore was partially offset by an increase in average selling price in our Australia business due to a higher mix of converged devices sold compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the six months ended June 30, 2008 was primarily due to an increase in wireless devices handled for our largest customer in Australia. The increase in average fulfillment fee per unit was due primarily to a favorable mix of wireless devices handled. The increase in non-handset based logistic services revenue was primarily due to an increase in revenue from repair services in India compared to the same period in the prior year as well as an increase in revenue from non-handset based logistic services in our New Zealand and Middle East operations.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Europe		% of		% of			% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change

REVENUE:
Distribution	$629,929	93%	$120,896	82%	421%	$1,187,638	93%	$229,708	82%	417%
Logistic services	47,676	7%	26,328	18%	81%	96,057	7%	51,432	18%	87%

Total	$677,605	100%	$147,224	100%	360%	$1,283,695	100%	$281,140	100%	357%

WIRELESS DEVICES HANDLED :
Distribution	2,250	64%	399	68%	464%	4,275	65%	746	69%	473%
Logistic services	1,276	36%	192	32%	565%	2,296	35%	339	31%	577%

Total	3,526	100%	591	100%	497%	6,571	100%	1,085	100%	506%

The following table presents the percentage changes in revenue for the three and six months ended June 30, 2008 by service line for our Europe division compared to the same period in the prior year, including the effect of handset volume, average selling price, foreign currency, and the Dangaard Telecom acquisition on these percentage changes.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Handset-	Average	handset
	based	Selling	based	Foreign		Dangaard
	volume	Price	revenue	Currency	Subtotal	Acquisition	Total

Three months ended June 30, 2008:
Distribution	10%	(2%)	(3%)	4%	9%	412%	421%
Logistic services	1%	(2%)	17%	1%	17%	64%	81%
Total	8%	(2%)	0%	4%	10%	350%	360%

Six months ended June 30, 2008:
Distribution	3%	0%	1%	4%	8%	409%	417%
Logistic services	1%	(2%)	16%	2%	17%	70%	87%
Total	3%	0%	4%	3%	10%	347%	357%
The increase in distribution revenue for the three months ended June 30, 2008 was primarily due to the acquisition of Dangaard Telecom. The acquisition of Dangaard Telecom expanded our Europe division to include nine additional countries in which we historically did not have a significant operating presence. In countries in which both companies had a significant operating presence, the acquisition of Dangaard Telecom allowed us to increase our market share. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have increased 9% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the second quarter of 2007. The decrease in non-handset based revenue was primarily due to a decrease in revenue from the sale of locally branded PC notebooks in Europe, partially offset by an increase in sales of non-handset based navigation devices in Sweden. The locally branded PC business is currently under evaluation, and revenue from the sale of locally branded PC notebooks is not expected to return to historical levels.
The increase in logistic services revenue for the three months ended June 30, 2008 was primarily due to the acquisition of Dangaard Telecom. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 17% due to an increase in revenue from the sale of prepaid airtime in Sweden.
The increase in distribution revenue for the six months ended June 30, 2008 was primarily due to the acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have increased 8% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the six months ended June 30, 2007.

The increase in logistic services revenue for the six months ended June 30, 2008 was primarily due to the acquisition of Dangaard Telecom. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 17% due to an increase in revenue from the sale of prepaid airtime in Sweden.
Gross Profit and Gross Margin

	Three Months Ended						Six Months Ended
	June 30,						June 30,
		% of		% of				% of		% of
	2008	Total	2007	Total	Change		2008	Total	2007	Total	Change
	(Amounts in 000s)						(Amounts in 000s)
Distribution	$39,902	50%	$23,114	56%	73%		$89,767	54%	$39,740	53%	126%
Logistic services	39,496	50%	18,469	44%	114%		76,900	46%	34,558	47%	123%

Gross profit	$79,398	100%	$41,583	100%	91%		$166,667	100%	$74,298	100%	124%

Distribution	3.6%		3.0%		0.6	points	4.1%		3.0%		1.1	points
Logistic services	37.7%		22.0%		15.7	points	36.5%		21.8%		14.7	points
Gross margin	6.5%		4.9%		1.6	points	6.9%		5.0%		1.9	points
The 1.6 percentage point increase in gross margin for the three months ended June 30, 2008 was driven by both a 0.6 percentage point increase in gross margin from our distribution business and a 15.7 percentage point increase in gross margin from our logistic services business. The increases in gross profit and gross margin from logistic services were driven by incremental logistic services gross profit and gross margin from the Dangaard Telecom operations as well the impact of conforming Dangaard Telecom to Brightpoint accounting policies. The increases in distribution gross profit and gross margin were primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom. Distribution gross margin was negatively impacted by approximately 0.8 percentage points due to a charge related to the liquidation of locally branded PC notebooks in Europe. This business is currently under evaluation, and revenue and profit from the sale of locally branded PC notebooks is not expected to return to historical levels.
The 1.9 percentage point increase in gross margin for the six months ended June 30, 2008 was driven by both a 1.1 percentage point increase in gross margin from our distribution business and a 14.7 percentage point increase in gross margin from our logistic services business. The increases in gross profit and gross margin from logistic services were driven by incremental logistic services gross profit and gross margin from the Dangaard Telecom operations as well the impact of conforming Dangaard Telecom to Brightpoint accounting policies. The increases in distribution gross profit and gross margin were primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom. Distribution gross margin was negatively impacted by approximately 0.5 percentage points due to a charge related to the liquidation of locally branded PC notebooks in Europe. This business is currently under evaluation, and revenue and profit from the sale of locally branded PC notebooks is not expected to return to historical levels.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	2007	Change		2008	2007	Change
	(Amounts in 000s)				(Amounts in 000s)
SG&A expenses	$71,446	$32,728	118%		$143,197	$60,981	135%
Percent of revenue	5.9%	3.8%	2.1	points	5.9%	4.1%	1.8	points
The increase in SG&A expenses for the three months ended June 30, 2008 compared to the same period in the prior year was primarily driven by the impact of the Dangaard Telecom acquisition.

As a percent of revenue, SG&A expenses increased 2.1 percentage points for the three months ended June 30, 2008. The increase in SG&A as a percent of revenue was largely driven by the impact of the Dangaard Telecom operations including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in the markets in which we operate. SG&A expenses included $1.8 million and $1.3 million of non-cash stock based compensation expense for the three months ended June 30, 2008 and 2007, respectively.
The increase in SG&A expenses for the six months ended June 30, 2008 compared to the same period in the prior year was primarily driven by the impact of the Dangaard Telecom and CellStar acquisitions. As a percent of revenue, SG&A expenses increased 1.8 percentage points for the six months ended June 30, 2008. The increase in SG&A as a percent of revenue was largely driven by the impact of the Dangaard Telecom operations including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in the markets in which we operate. SG&A expenses included $3.4 million and $2.9 million of non-cash stock based compensation expense for the six months ended June 30, 2008 and 2007, respectively.
Amortization expense
Amortization expense was $4.8 million and $9.5 million for the three and six months ended June 30, 2008, respectively, compared to $0.7 and $0.8 million for the same periods in the prior year. The increase in amortization expense relates to finite-lived intangible assets acquired in connection with the CellStar and Dangaard Telecom transactions. We allocated the purchase price of the Dangaard Telecom and CellStar acquisitions based on the fair value of assets acquired and liabilities assumed. The assets acquired in connection with the Dangaard Telecom transaction included $123.1 million of finite-lived intangible assets assigned to the customer relationships as of July 31, 2007. The acquired finite-lived intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to our future cash flows. The assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. We believe that these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed.
Restructuring charge
Restructuring charge was $3.0 million for the three months ended June 30, 2008. The restructuring charge primarily consists of a $1.6 million charge in connection with the sale of certain assets in Colombia and a $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom. The restructuring charge also consists of $0.3 million of lease termination costs and severance associated with consolidating the legacy Brightpoint and Dangaard Telecom facilities in Sweden and Norway.
Restructuring charge was $6.6 million for the six months ended June 30, 2008. The restructuring charge primarily consists of the charges discussed above as well as $3.2 million associated with the exit of our redundant warehouse and office facility in Germany as well as $0.4 million of severance costs to terminate employees of our redundant operations in Germany and Norway.
On June 30, 2008, we announced a plan to realign our European operations as a result of the acquisition of Dangaard Telecom. We currently expect to incur total restructuring costs of approximately $10.0 to $15.0 million during the third quarter of 2008 for severance, lease abandonment and other restructuring costs as a result of the plan to realign our European operations; and all but $1.3 million to $1.6 million of the estimated charges are directly related to the Dangaard Telecom acquisition and thus will impact purchase accounting. All of these estimated restructuring costs are expected to result in future cash expenditures.

Operating Income from Continuing Operations

	Three Months Ended					Six Months Ended
	June 30,					June 30,
		% of		% of			% of		% of
	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change
	(Amounts in 000s)					(Amounts in 000s)
Americas	$9,176	NM	$8,463	103%	8%	$17,432	237%	$13,946	111%	25%
Asia-Pacific	6,266	NM	6,038	74%	4%	12,351	168%	10,351	82%	19%
Europe	(6,578)	NM	1,039	13%	(733%)	(5,633)	(76%)	1,764	14%	(419%)
Corporate	(8,700)	NM	(7,349)	(90%)	18%	(16,805)	(229%)	(13,488)	(107%)	25%

Total	$164	100%	$8,191	100%	(98%)	$7,345	100%	$12,573	100%	(42%)

NM =	not meaningful
Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Americas	4.3%	2.7%	1.6 points	3.8%	2.8%	1.0 points
Asia-Pacific	1.9%	1.6%	0.3 points	1.9%	1.2%	0.7 points
Europe	(1.0%)	0.7%	(1.7) points	(0.4%)	0.6%	(1.0) points
Total	0.0%	1.0%	(1.0) points	0.3%	0.8%	(0.5) points
Operating income in our Americas division increased $0.7 million and $3.5 million for the three and six months ended June 30, 2008, respectively, as a result of an increase in gross margin from an improved cost structure resulting from the impact of spending reductions in our North America operations, partially offset by a $1.6 million restructuring charge in connection with the sale of certain assets in Colombia.
Operating income in our Asia-Pacific division increased $0.2 million for the three months ended June 30, 2008 primarily as a result of higher gross profit from our logistic services business in Australia compared to the same period in the prior year as well as an increase in operating income from the re-launch of our Middle East-based business in which we resumed operations in August 2007. These increases were partially offset by lower profitability from devices sold to customers served by our Singapore business.
Operating income in our Asia-Pacific division increased $2.0 million for the six months ended June 30, 2008 as a result of higher gross profit from our logistic services business in Australia compared to the same period in the prior year in addition to an increase in volume of devices sold to customers in our Singapore business.
Operating loss in our Europe division increased $7.6 million and $7.4 million for the three and six months ended June 30, 2008, respectively, despite the acquisition of Dangaard Telecom primarily due to a charge in connection with locally branded PC notebook distribution business in Europe. This business is currently under evaluation, and profit from the sale of locally branded PC notebooks is not expected to return to historical levels.
The increased operating loss from our corporate function for the three and six months ended June 20, 2008 was due to an increase in personnel costs primarily due to an increase in headcount in support of managing our expanded global operations.

Interest, net
The components of interest, net are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$8,214	$4,271	92%	$16,984	$7,731	120%
Interest income	(1,313)	(1,981)	(34%)	(2,539)	(4,291)	(41%)

Interest, net	$6,901	$2,290	201%	$14,445	$3,440	320%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees. The increase in interest expense for the three months ended June 30, 2008 compared to the same period in the prior year was primarily due to the debt assumed in the Dangaard Telecom acquisition as well as borrowings for the CellStar acquisition. We made $132.7 million of repayments of borrowings during the second quarter of 2008, primarily near the end of the quarter. Average daily debt outstanding was approximately $413.4 million in the second quarter of 2008.
The increase in interest expense for the six months ended June 30, 2008 compared to the same period in the prior year was primarily due to the debt assumed in the Dangaard Telecom acquisition. We made $235.0 million of repayments of borrowings during the first half of 2008, primarily near the end of the first and second quarters.
Other income
Other income was $1.6 million for the six months ended June 30, 2008. The increase in other income was primarily due to foreign currency transaction gains. Other income for the three and six months ended June 30, 2008 was net of a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell these shares.
Income Tax Benefit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Amounts in 000s)			(Amounts in 000s)
Income tax benefit	$(4,955)	$(12,063)	(59%)	$(4,251)	$(10,717)	(60)%
Effective tax rate	69.8%	(213.2%)	283.0 points	77.4%	(121.2%)	198.6 points
Income tax benefit for the second quarter of 2008 was $5.0 million compared to $12.1 million for the same period in the prior year. Income tax benefit for the three and six months ended June 30, 2008 includes a $3.0 million benefit from the reversal of a valuation allowance on deferred tax assets resulting from previous net operating losses in Germany. Income tax benefit for the second quarter of 2007 included a $14.1 million benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards.
Return on Invested Capital from Operations (ROIC)
We believe that it is important for a business to manage its balance sheet as well as it manages its statement of operations. A measurement that ties the statement of operations performance to the balance sheet performance is Return on Invested Capital from Operations, or ROIC. We believe that if we are able to grow our earnings while minimizing the use of invested capital, we will be optimizing shareholder value while preserving resources in preparation for further potential growth opportunities. We take a simple approach in calculating ROIC: we apply an estimated average tax rate to the operating income of our continuing operations with adjustments for unusual items, such as facility consolidation charges, and apply this tax-adjusted operating income to our average capital base, which, in our case, is our shareholders’ equity plus debt. The details of this measurement are outlined below.

	Three Months Ended		Trailing Four Quarters Ended
	June 30,		June 30,
(Amounts in 000s)	2008	2007	2008	2007
Operating income after taxes:
Operating income from continuing operations	$164	$8,191	$60,685	$37,049
Plus: restructuring charge	2,969	—	15,244	—
Less: estimated income taxes (1)	(2,188)	17,463	(25,395)	9,940

Operating income after taxes	$945	$25,654	$50,534	$46,989

Invested Capital:
Debt	$243,787	$95,069	$243,787	$95,069
Shareholders’ equity	674,934	228,791	674,934	228,791

Invested capital	$918,721	$323,860	$918,721	$323,860

Average invested capital (2)	$967,736	$309,164	$859,623	$234,545
ROIC (3)	0%	33%	6%	20%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four.
The decline in ROIC for the three months ended June 30, 2008 compared to the same period in the prior year was primarily due to the decrease in operating income after taxes and the increase in average invested capital compared the prior year. Average invested capital was negatively impacted by an increase in invested capital to fund the acquisition of Dangaard Telecom.
Operating income after taxes was negatively impacted for the three and six months ended June 30, 2008 by $3.3 million and $6.5 million (after-tax), respectively, of non-cash amortization expense related to finite-lived intangible assets in connection with the acquisitions of Dangaard Telecom and certain assets of CellStar. Operating income after taxes was also negatively impacted by losses incurred in connection with the liquidation of locally branded PC notebooks in Europe. ROIC was positively impacted for the three months and trailing four quarters ended June 30, 2007 by the $14.1 million tax benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards.
Our trailing four quarter ROIC of 6% was below our previously disclosed estimate of 7% to 9% primarily due to the unanticipated losses incurred in connection with the liquidation of locally branded PC notebooks in Europe. As a result, our overall trailing four quarter ROIC may continue to decrease below 6%. We anticipate that our trailing four quarter ROIC will trend upwards from the low point as we execute on our cost savings initiatives, obtain balance sheet improvements and reduce our debt.

LIQUIDITY AND CAPITAL RESOURCES
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

	June 30,	December 31,
(Amounts in 000s)	2008	2007	% Change

Unrestricted cash	$106,111	$101,582	4%
Unused borrowing availability	350,358	130,435	169%

Liquidity	$456,469	$232,017	97%

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations and available unrestricted cash will be sufficient to finance strategic initiatives for the remainder of fiscal 2008. In addition, our unused borrowing availability, can be used for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Six Months Ended
	June 30,
	2008	2007	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$259,842	$(11,867)	$271,709
Investing activities	(17,747)	(77,961)	60,214
Financing activities	(236,125)	76,618	(312,743)
Effect of exchange rate changes on cash and cash equivalents	(1,396)	2,836	(4,232)

Net increase (decrease) in cash and cash equivalents	$4,574	$(10,374)	$14,948

Net cash provided by operating activities was $259.8 million for the six months ended June 30, 2008 compared net cash used in used in operating activities of $11.9 million for the same period in the prior year. The change was primarily due to:
•	$264.3 million more cash provided by working capital primarily due to higher collections of receivables for the six months ended June 30, 2008, partially offset by $145.3 million fewer payments of accounts payable and accrued expenses compared to the same period in the prior year. Cash used by working capital for the six months ended June 30, 2007 was negatively impacted by the timing of payments for wireless devices procured in connection with our global relationship with a major original equipment manufacturer.

•	$7.4 million more cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2008 compared to the same period in the prior year.

A large customer within our Europe division experienced IT difficulties at the end of December 2007, resulting in $62.2 million of anticipated payments in the fourth quarter being delayed into the first quarter. This payment was received on January 2, 2008. We do not expect similar payment delays due to IT difficulties from this customer in the future. Had this payment been received in 2007, net cash provided by operating activities would have been $197.2 million for the six months ended June 30, 2008. However, our outstanding debt balance would not have changed at June 30, 2008.
Net cash used for investing activities was $17.7 million for the six months ended June 30, 2008 compared to $78.0 million for the same period in the prior year. This decrease is primarily due to the $67.5 million of cash used in connection with the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation during the first quarter of 2007.
Net cash used in financing activities was $236.1 million for the six months ended June 30, 2008 compared to net cash provided by financing activities of $76.6 million for the same period in the prior year. This change is primarily due to $235.0 million of repayments of borrowings during the six months ended June 30, 2008 compared to $76.3 million of proceeds from credit facilities used in the acquisition of CellStar in same period in the prior year.
Cash Conversion Cycle

	Three Months Ended
	June 30,
	2008	2007

Days sales outstanding in accounts receivable	32	27
Days inventory on-hand	30	30
Days payable outstanding	(45)	(34)

Cash Conversion Cycle Days	17	23

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
For the three months ended June 30, 2008, the cash conversion cycle decreased to 17 days from 23 days for the same period in the prior year. The decrease in the cash conversion cycle was primarily due to an increase in days payable outstanding.
Borrowings
The table below summarizes the borrowings that were available to the Company as of June 30, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$233,964	$233,964	$—	$—
Global Credit Facility	300,000	7,922	421	291,657
Other	60,602	1,901	—	58,701

Total	$594,566	$243,787	$421	$350,358

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
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
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount claimed is approximately 9 million DKK (approximately $1.9 million as of June 30, 2008). Smartphone disputes this claim and intends to defend this matter vigorously.
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
Item 4. Submission of Matters to a Vote of Security Holders.
On May 13, 2008, the Company held its Annual Meeting of Shareholders at which time the following matters were approved by the Company’s shareholders by the votes indicated:
1)	Election of three Class II Directors to hold office until the Annual Meeting of Shareholders to be held in 2011 and until their successors have been duly elected and qualified:

Director:	Votes Cast “For”	Votes Withheld
Thorleif Krarup	73,378,514	1,120,537
Marisa E. Pratt	62,624,407	11,874,644
Richard W. Roedel	63,131,758	11,367,293
After the elections, resignations and appointments set forth above, the Company’s Board of Directors is currently comprised as follows: Class I Directors: Robert J. Laikin, Eliza Hermann and Jan Gesmar-Larsen; Class II Directors: Thorleif Krarup, Marisa E. Pratt and Richard W. Roedel; Class III Directors: Jorn P. Jensen, Jerre L. Stead and Kari Pekka Wilska.

2)	Amendment of Brightpoint’s 2004 Long-Term Incentive Plan to increase the number of shares available for issuance thereunder by 2,173,953:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
62,821,744	2,102,972	39,925
3)	Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
74,142,000	305,014	52,037

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Brightpoint, Inc. Amended 2004 Long-Term Incentive Plan (1)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Cautionary Statements(1)

(1)	Filed herewith

*	Denotes management compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: August 5, 2008	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2008	/s/ Vincent Donargo
Vincent Donargo
Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)