Form 10-Q
period 2008-09-30
BRIGHTPOINT INC
filed 2008-11-04
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
0-23494
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
The number of shares of Common Stock outstanding as of October 31, 2008: 81,648,095

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Distribution revenue	$1,098,800	$1,067,791	$3,292,703	$2,377,940
Logistic services revenue	111,169	92,891	321,694	251,496

Total revenue	1,209,969	1,160,682	3,614,397	2,629,436

Cost of revenue
Cost of distribution revenue	1,054,383	1,018,314	3,145,861	2,289,198
Cost of logistic services revenue	68,638	64,622	202,620	188,864

Total cost of revenue	1,123,021	1,082,936	3,348,481	2,478,062

Gross profit	86,948	77,746	265,916	151,374

Selling, general and administrative expenses	63,475	51,275	206,043	112,044
Amortization expense	4,647	3,892	14,189	4,636
Restructuring charge	901	166	7,483	166

Operating income from continuing operations	17,925	22,413	38,201	34,528

Interest, net	4,435	5,758	18,616	8,971
Other expenses	1,782	424	2,809	786

Income from continuing operations before income taxes	11,708	16,231	16,776	24,771

Income tax expense (benefit)	5,648	3,005	5,469	(7,771)

Income from continuing operations before minority interest	6,060	13,226	11,307	32,542

Minority interest, net of taxes	33	206	366	206

Income from continuing operations	6,027	13,020	10,941	32,336

Discontinued operations, net of income taxes:
(Loss) gain from discontinued operations	(538)	(57)	(7,013)	153
(Loss) gain on disposal of discontinued operations	(10)	(1)	(5)	11

Total discontinued operations, net of income taxes	(548)	(58)	(7,018)	164

Net income	$5,479	$12,962	$3,923	$32,500

Earnings per share — basic:
Income from continuing operations	$0.08	$0.19	$0.14	$0.57
Discontinued operations, net of income taxes	(0.01)	—	(0.09)	—

Net income	$0.07	$0.19	$0.05	$0.57

Earnings per share — diluted:
Income from continuing operations	$0.07	$0.18	$0.13	$0.56
Discontinued operations, net of income taxes	(0.01)	—	(0.09)	—

Net income	$0.06	$0.18	$0.04	$0.56

Weighted average common shares outstanding:
Basic	78,549	70,076	77,968	56,488

Diluted	81,250	71,125	81,545	57,551

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,200	$102,160
Accounts receivable (less allowance for doubtful accounts of $12,875 in 2008 and $17,157 in 2007)	544,491	754,238
Inventories	312,869	474,951
Other current assets	66,236	69,261

Total current assets	1,024,796	1,400,610

Property and equipment, net	56,652	55,732
Goodwill	389,005	349,646
Other intangibles, net	118,619	135,431
Other assets	36,749	30,942

Total assets	$1,625,821	$1,972,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,264	$666,085
Accrued expenses	147,226	189,415
Current portion of long-term debt	1,190	19,332
Lines of credit and other short-term borrowings	13	—

Total current liabilities	763,693	874,832

Long-term liabilities:
Lines of credit, long-term	1,502	208,399
Long-term debt	182,778	233,122
Other long-term liabilities	53,882	54,425

Total long-term liabilities	238,162	495,946

Total liabilities	1,001,855	1,370,778

COMMITMENTS AND CONTINGENCIES

Minority interest	326	818

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 88,702 issued in 2008 and 88,418 issued in 2007	887	884
Additional paid-in-capital	623,721	584,806
Treasury stock, at cost, 7,063 shares in 2008 and 6,930 shares in 2007	(59,983)	(58,695)
Retained earnings	33,389	29,467
Accumulated other comprehensive income	25,626	44,303

Total shareholders’ equity	623,640	600,765

Total liabilities and shareholders’ equity	$1,625,821	$1,972,361

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities
Net income	$3,923	$32,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,249	14,658
Non-cash compensation	4,991	4,485
Restructuring charge	7,483	166
Change in deferred taxes	(13,910)	(18,132)
Minority interest	366	—
Other non-cash	(910)	2,354

	30,192	36,031

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	197,999	(10,841)
Inventories	160,193	203,537
Other operating assets	(7,935)	(4,312)
Accounts payable and accrued expenses	(67,563)	(124,864)

Net cash provided by operating activities	312,886	99,551

Investing activities
Capital expenditures	(16,064)	(16,172)
Acquisitions, net of cash acquired	(5,878)	(69,141)
Decrease (increase) in other assets	768	(5,391)

Net cash used in investing activities	(21,174)	(90,704)

Financing Activities
Net (repayments on) proceeds from lines of credit	(213,843)	37,832
Repayments on debt assumed from Dangaard Telecom	—	(284,557)
Borrowings (repayments) on Global Term Loans	(67,076)	248,585
Deferred financing costs paid	(212)	(4,433)
Purchase of treasury stock	(1,288)	(400)
Excess tax benefit from equity based compensation	118	774
Proceeds from common stock issuances under employee stock option plans	39	1,903

Net cash used in financing activities	(282,262)	(296)

Effect of exchange rate changes on cash and cash equivalents	(10,410)	2,869

Net (decrease) increase in cash and cash equivalents	(960)	11,420
Cash and cash equivalents at beginning of period	102,160	54,331

Cash and cash equivalents at end of period	$101,200	$65,751

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

	Three Months Ended		Nine months ended,
	September 30,		September 30,
	2008	2007	2008	2007

Income from continuing operations	$6,027	$13,020	$10,941	$32,336
Discontinued operations, net of income taxes	(548)	(58)	(7,018)	164

Net income	$5,479	$12,962	$3,923	$32,500

Earnings per share — basic:
Income from continuing operations	$0.08	$0.19	$0.14	$0.57
Discontinued operations, net of income taxes	(0.01)	—	(0.09)	—

Net income	$0.07	$0.19	$0.05	$0.57

Earnings per share — diluted:
Income from continuing operations	$0.07	$0.18	$0.13	$0.56
Discontinued operations, net of income taxes	(0.01)	—	(0.09)	—

Net income	$0.06	$0.18	$0.04	$0.56

Weighted average shares outstanding for basic earnings per share	78,549	70,076	77,968	56,488
Net effect of dilutive stock options, restricted stock units, shares held in escrow and restricted stock based on the treasury stock method using average market price	2,701	1,049	3,577	1,063

Weighted average shares outstanding for diulted earnings per share	81,250	71,125	81,545	57,551

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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices	Significant
	Balance at	in active	other
	September 30,	markets	observable
	2008	(Level 1)	inputs (Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$853	$—	$853

Financial instruments classified as liabilities
Interest rate swaps	$1,987	$—	$1,987
Forward foreign currency contracts	274	—	274
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
Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income, unrealized gains and losses on marketable securities, unrealized gains or losses on derivative instruments, and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$5,479	$12,962	$3,923	$32,500
Unrealized gain (loss) on derivative instruments	(124)	—	397	—
Unrealized gain (loss) on marketable securities:
Net gain (loss) arising during the period	—	149	(2,087)	149
Reclassification adjustment for losses included in net income	—	—	928	—
Foreign currency translation	(58,252)	18,673	(17,915)	25,326

Comprehensive (loss) income	$(52,897)	$31,784	$(14,754)	$57,975

2. Acquisitions
On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at the date of closing. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments shall in no event exceed 3.6 million pounds sterling (approximately $6.5 million as of September 30, 2008).
On July 31, 2007 the Company completed its acquisition of Dangaard Telecom A/S (Dangaard Telecom). The purchase price for the Dangaard Telecom acquisition was $344.9 million (including direct acquisition costs and the fair value of shares of common stock that are held in escrow). The fair value of the Company’s common stock was measured in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Total equity consideration was estimated using a stock price of $11.25 per share, which represents the average closing stock price beginning two trading days before and ending two trading days after February 20, 2007, the date of the public announcement of the definitive purchase agreement. The allocation of the purchase price was based upon the fair value of assets acquired and liabilities assumed. Results of operations related to this acquisition are included in the Company’s Consolidated Statements of Operations beginning on August 1, 2007.
The following sets forth unaudited pro forma financial information in accordance with U.S. generally accepted accounting principles assuming the Dangaard Telecom acquisition took place at the beginning of the periods presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Three months ended :
(amounts in 000s)

	Dangaard
September 30, 2007	Telecom	Brightpoint	Adjustments	Note	Consolidated
Revenue	$196,530	$1,160,682	$(26,393)	(1)	$1,330,819
Income (loss) from continuing operations	(7,170)	13,020	310	(2)	6,160
Net (loss) income	(7,170)	12,962	310		6,102

Weighted average shares outstanding — diluted		71,125	9,783	(3)	80,908

Income from continuing operations — diluted		$0.18			$0.08
Nine months ended:
(amounts in 000s)

	Dangaard
September 30, 2007	Telecom	Brightpoint	Adjustments	Note	Consolidated
Revenue	$1,268,373	$2,629,436	$(155,007)	(1)	$3,742,802
Income (loss) from continuing operations	(8,722)	32,336	(5,891)	(2)	17,723
Net (loss) income	(8,722)	32,500	(5,891)		17,887

Weighted average shares outstanding — diluted		57,551	23,187	(3)	80,738

Income from continuing operations — diluted		$0.56			$0.22

Pro forma adjustments:
(1)	To reclassify the cost of revenue that was historically presented by Dangaard Telecom on a gross basis to a net basis to conform to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and Brightpoint accounting policy.

(2)	To record the following:
•	amortization of the intangible assets recorded as a result of the acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.
(3)	To adjust the weighted average number of shares outstanding used to determine diluted pro forma earnings per share assuming the 30,000,000 shares of the Company’s unregistered Common Stock used to acquire Dangaard Telecom were issued at the beginning of the period presented.
As discussed further in Note 3, on June 30, 2008, the Company formally announced a plan to realign its European operations. Adjustments to the purchase price allocation under the plan resulted in additional liabilities of $16.0 million in 2008.
3. Restructuring
On June 30, 2008, the Company formally announced its plan to realign its European operations as a result of the acquisition of Dangaard Telecom. The Company incurred restructuring costs of $14.6 million in the third quarter of 2008 related to these initiatives. Approximately $13.7 million of the total restructuring costs were directly related to the Dangaard Telecom acquisition and thus resulted in additional goodwill recorded in purchase accounting. These additional liabilities that impact purchase accounting have been recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination. The remaining $0.9 million of restructuring costs incurred during the third quarter of 2008 were not directly related to the Dangaard Telecom acquisition and thus are included as “restructuring charge” in the Consolidated Statement of Operations for the three months ended September 30, 2008. All of these restructuring and integration costs are expected to result in future cash expenditures.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Reserve activity for the restructuring for the nine months ended September 30, 2008 is as follows (in thousands):

		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Other	Total
Balance at December 31, 2007	$3,336	$728	$—	$—	$4,064
Restructuring charge	1,584	3,732	2,167	—	7,483
Dangaard Telecom goodwill adjustment	4,373	10,630	733	297	16,033
Foreign currency translation	1,452	(1,177)	—	(25)	250

Total activity:	10,745	13,913	2,900	272	27,830

Less:
Cash usage	(6,838)	(589)	(733)	—	(8,160)
Non-cash usage	—	(164)	(2,167)	—	(2,331)

Balance at September 30, 2008	$3,907	$13,160	$—	$272	$17,339

Restructuring charge was $7.5 million for the nine months ended September 30, 2008. The restructuring charge consists of the following:
•	A $1.8 million charge in connection with the sale of certain assets in Colombia.

•	A $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom.

•	A $3.6 million charge associated with the exit of our redundant warehouse and office facility in Germany

•	$1.0 million of other lease termination costs and severance costs associated with previously announced realignment of our European operations
Adjustments to goodwill acquired in the purchase of Dangaard Telecom related to exiting activities of the acquired operations include $16.0 million associated primarily with lease abandonment costs and the severance of certain employees under the previously announced reorganization plan of our Europe operations. During the third quarter of 2008, $13.6 million of these adjustments were recorded.
In October 2008 the Company reached an agreement with the landlord of its European headquarters to terminate the building’s lease. The Company will record an additional charge of approximately $3.0 million to $3.5 million related to the termination of this lease in its results of operations for the fourth quarter of 2008.
4. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Details of discontinued operations for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine months ended,
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$11,065	$17,304	$16,646	$41,174

Income (loss) from discontinued operations before income taxes	$(635)	$(65)	$(11,182)	$203
Income tax expense (benefit)	(97)	(8)	(4,169)	50

Gain (loss) from discontinued operations	$(538)	$(57)	$(7,013)	$153

5. Borrowings
At September 30, 2008, the Company and its subsidiaries were in compliance with the covenants in each of its material credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The table below summarizes the borrowings that were available to the Company as of September 30, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$183,968	$183,968	$—	$—
Global Credit Facility	300,000	1,502	338	298,160
Other	56,639	13	—	56,626

Total	$540,607	$185,483	$338	$354,786

Average daily debt outstanding was approximately $301.0 million in the third quarter of 2008. Additional details on the above available borrowings are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

	Nine Months Ended
	September 30,
	2008	2007

January 1	$3,944	$3,063
Warranty liability assumed from Dangaard Telecom	—	3,308
Provision for product warranties	3,045	3,331
Settlements during the period	(4,060)	(5,514)

September 30	$2,928	$4,188

Brightpoint, Inc.
Notes to Consolidated Financial Statements
7. Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. During the third quarter of 2008, the Company reclassified its operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe Middle East and Africa reporting segment (EMEA). In the first quarter of 2008, the Company reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate and Reconciling section of the segment information presented below. Segment information as of and for the three and nine months ended September 30, 2007 has been reclassified to conform to the 2008 presentation. Segment information as of and for the three and nine months ended September 30, 2007 has been reclassified to conform to the 2008 presentation. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating segments have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2008 and 2007:

				Corporate and
	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

Three Months Ended September 30, 2008:
Distribution revenue	$169,345	$320,807	$608,648	$—	$1,098,800
Logistic services revenue	45,615	13,425	52,129	—	111,169

Total revenue from external customers	$214,960	$334,232	$660,777	$—	$1,209,969

Operating income from continuing operations	$12,553	$6,851	$6,354	$(7,833)	$17,925
Depreciation and amortization	2,302	471	5,894	247	8,914
Capital expenditures	1,882	842	1,854	784	5,362

Three Months Ended September 30, 2007:
Distribution revenue	$256,013	$379,360	$432,418	$—	$1,067,791
Logistic services revenue	51,083	9,259	32,549	—	92,891

Total revenue from external customers	$307,096	$388,619	$464,967	$—	$1,160,682

Operating income from continuing operations	$13,036	$8,573	$7,632	$(6,828)	$22,413
Depreciation and amortization	2,552	554	4,063	244	7,413
Capital expenditures	1,026	131	5,612	86	6,855

Nine Months Ended September 30, 2008:
Distribution revenue	$542,007	$941,477	$1,809,219	$—	$3,292,703
Logistic services revenue	136,420	35,811	149,463	—	321,694

Total revenue from external customers	$678,427	$977,288	$1,958,682	$—	$3,614,397

Operating income from continuing operations	$29,986	$20,734	$12,327	$(24,846)	$38,201
Depreciation and amortization	7,490	1,704	18,268	787	28,249
Capital expenditures	3,591	885	9,990	1,597	16,063

Nine Months Ended September 30, 2007:
Distribution revenue	$662,882	$1,073,379	$641,679	$—	$2,377,940
Logistic services revenue	142,636	24,855	84,005	—	251,496

Total revenue from external customers	$805,518	$1,098,234	$725,684	$—	$2,629,436

Operating income from continuing operations	$26,981	$20,019	$7,844	$(20,316)	$34,528
Depreciation and amortization	7,684	1,667	4,591	716	14,658
Capital expenditures	8,814	1,771	5,200	387	16,172

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Additional segment information is as follows (in thousands):

	September 30,	December 31,
	2008	2007

Total segment assets:
Americas	$270,543	$354,910
Asia-Pacific	208,330	218,953
EMEA	1,120,314	1,367,752
Corporate	26,634	30,746

	$1,625,821	$1,972,361

8. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount claimed is approximately 9 million DKK (approximately $1.6 million as of September 30, 2008). Smartphone disputes this claim and intends to defend this matter vigorously.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Norwegian tax authorities
Dangaard Telecom's subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. The case is currently pending before the Tax Appeal Board. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
During the third quarter of 2008, we reclassified our operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe, Middle East and Africa reporting segment (EMEA). In the first quarter of 2008, we reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate section. Segment information as of and for the three and nine months ended September 30, 2007 has been reclassified to conform to the 2008 presentation.
The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. This business was previously reported in our EMEA reporting segment.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended September 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Distribution revenue

Americas	$169,345	15%	$256,013	24%	(34%)
Asia-Pacific	320,807	29%	379,360	36%	(15%)
EMEA	608,648	56%	432,418	40%	41%

Total	$1,098,800	100%	$1,067,791	100%	3%

Logistic services revenue

Americas	$45,615	41%	$51,083	55%	(11%)
Asia-Pacific	13,425	12%	9,259	10%	45%
EMEA	52,129	47%	32,549	35%	60%

Total	$111,169	100%	$92,891	100%	20%

Total revenue

Americas	$214,960	18%	$307,096	26%	(30%)
Asia-Pacific	334,232	27%	388,619	34%	(14%)
EMEA	660,777	55%	464,967	40%	42%

Total	$1,209,969	100%	$1,160,682	100%	4%

	Three Months Ended September 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution

Americas	1,360	21%	1,966	27%	(31%)
Asia-Pacific	2,810	43%	3,670	49%	(23%)
EMEA	2,348	36%	1,780	24%	32%

Total	6,518	100%	7,416	100%	(12%)

Wireless devices handled through logistic services

Americas	12,051	87%	13,310	91%	(9%)
Asia-Pacific	495	4%	405	3%	22%
EMEA	1,284	9%	898	6%	43%

Total	13,830	100%	14,613	100%	(5%)

Total wireless devices handled

Americas	13,411	66%	15,276	70%	(12%)
Asia-Pacific	3,305	16%	4,075	18%	(19%)
EMEA	3,632	18%	2,678	12%	36%

Total	20,348	100%	22,029	100%	(8%)

	Nine Months Ended September 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Distribution revenue

Americas	$542,007	16%	$662,882	28%	(18%)
Asia-Pacific	941,477	29%	1,073,379	45%	(12%)
EMEA	1,809,219	55%	641,679	27%	182%

Total	$3,292,703	100%	$2,377,940	100%	38%

Logistic services revenue

Americas	$136,420	42%	$142,636	57%	(4%)
Asia-Pacific	35,811	11%	24,855	10%	44%
EMEA	149,463	47%	84,005	33%	78%

Total	$321,694	100%	$251,496	100%	28%

Total revenue

Americas	$678,427	19%	$805,518	31%	(16%)
Asia-Pacific	977,288	27%	1,098,234	42%	(11%)
EMEA	1,958,682	54%	725,684	27%	170%

Total	$3,614,397	100%	$2,629,436	100%	37%

	Nine Months Ended September 30,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution

Americas	4,273	22%	4,958	29%	(14%)
Asia-Pacific	8,295	43%	9,306	55%	(11%)
EMEA	6,661	35%	2,552	16%	161%

Total	19,229	100%	16,816	100%	14%

Wireless devices handled through logistic services

Americas	37,840	89%	36,794	94%	3%
Asia-Pacific	1,378	3%	1,139	3%	21%
EMEA	3,580	8%	1,236	3%	190%

Total	42,798	100%	39,169	100%	9%

Total wireless devices handled

Americas	42,113	68%	41,752	75%	1%
Asia-Pacific	9,673	16%	10,445	19%	(7%)
EMEA	10,241	16%	3,788	6%	170%

Total	62,027	100%	55,985	100%	11%

The following table presents the percentage changes in revenue for the three and nine months ended September 30, 2008 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and acquisitions.

	2008 Percentage Change in Revenue vs. 2007
			Non-				Total
	Wireless	Average	handset				Percentage
	devices	Selling	based	Foreign			Change in
	handled (1)	Price (2)	revenue (3)	Currency	Subtotal (4)	Acquisitions	Revenue

Three months ended September 30, 2008:
Distribution	(18%)	(4%)	3%	2%	(17%)	20%	3%
Logistic services	(1%)	(4%)	14%	2%	11%	9%	20%
Total	(17%)	(4%)	4%	2%	(15%)	19%	4%

Nine months ended September 30, 2008:
Distribution	(17%)	(4%)	2%	3%	(16%)	54%	38%
Logistic services	2%	(4%)	11%	1%	10%	18%	28%
Total	(15%)	(4%)	3%	2%	(14%)	51%	37%

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.

(4)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and the acquisition of Dangaard Telecom on July 31, 2007.
Revenue and wireless devices handled by division:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Americas		% of		% of			% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change

REVENUE:
Distribution	$169,345	79%	$256,013	83%	(34%)	$542,007	80%	$662,882	82%	(18%)
Logistic services	45,615	21%	51,083	17%	(11%)	136,420	20%	142,636	18%	(4%)

Total	$214,960	100%	$307,096	100%	(30%)	$678,427	100%	$805,518	100%	(16%)

WIRELESS DEVICES HANDLED :
Distribution	1,360	10%	1,966	13%	(31%)	4,273	10%	4,958	12%	(14%)
Logistic services	12,051	90%	13,310	87%	(9%)	37,840	90%	36,794	88%	3%

Total	13,411	100%	15,276	100%	(12%)	42,113	100%	41,752	100%	1%

The following table presents the percentage changes in revenue for our Americas division by service line for the three and nine months ended September 30, 2008 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the CellStar acquisition.

	2008 Percentage Change in Revenue vs. 2007
			Non-				Total
	Wireless	Average	handset				Percentage
	devices	Selling	based	Foreign		CellStar	Change in
	handled	Price	revenue	Currency	Subtotal	Acquisition	Revenue

Three months ended September 30, 2008:
Distribution	(30%)	(3%)	(1%)	0%	(34%)	0%	(34%)
Logistic services	(5%)	(2%)	(4%)	0%	(11%)	0%	(11%)
Total	(26%)	(3%)	(1%)	0%	(30%)	0%	(30%)

Nine months ended September 30, 2008:
Distribution	(40%)	6%	(1%)	0%	(35%)	17%	(18%)
Logistic services	1%	(5%)	(1%)	1%	(4%)	0%	(4%)
Total	(33%)	4%	(1%)	1%	(29%)	13%	(16%)
The decrease in distribution handset based volume for the three and nine months ended September 30, 2008 was primarily due to weaker market conditions in North America compared to the same period in the prior year as well as the loss of key customers including Dobson Communications, Suncom, and Rural Cellular Corporation as a result of industry consolidation.
The decrease in wireless devices handled through logistic services for the three months ended September 30, 2008 was primarily due to the sale of certain assets in Colombia, which resulted in approximately 0.9 million fewer wireless devices handled compared to the third quarter of 2007. The decrease in average fulfillment fee per unit was primarily driven by a shift in mix between customers and services compared to the same period in the prior year. The decrease in non-handset based revenue was primarily due to a decrease in revenue from an agreement with a network operator due to lower demand for their products.
The increase in wireless devices handled through logistic services for the nine months ended September 30, 2008 was primarily due to the successful launch of the T-Mobile logistic services business during the second quarter of 2007. This increase was partially offset by lower volumes resulting from current economic conditions as well as by the sale of certain assets in Colombia, which resulted in approximately 1.9 million fewer wireless devices handled compared to the same period in the prior year. The decrease in average fulfillment fee per unit was primarily driven by the successful launch of the T-Mobile logistic services business.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Asia-Pacific		% of		% of			% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change

REVENUE:
Distribution	$320,807	96%	$379,360	98%	(15%)	$941,477	96%	$1,073,379	98%	(12%)
Logistic services	13,425	4%	9,259	2%	45%	35,811	4%	24,855	2%	44%

Total	$334,232	100%	$388,619	100%	(14%)	$977,288	100%	$1,098,234	100%	(11%)

WIRELESS DEVICES HANDLED :
Distribution	2,810	85%	3,670	90%	(23%)	8,295	86%	9,306	89%	(11%)
Logistic services	495	15%	405	10%	22%	1,378	14%	1,139	11%	21%

Total	3,305	100%	4,075	100%	(19%)	9,673	100%	10,445	100%	(7%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three and nine months ended September 30, 2008 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2008 Percentage Change in Revenue vs. 2007
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2008:
Distribution	(22%)	6%	1%	0%	(15%)
Logistic services	5%	8%	33%	(1%)	45%
Total	(21%)	6%	1%	0%	(14%)

Nine months ended September 30, 2008:
Distribution	(10%)	(4%)	1%	1%	(12%)
Logistic services	4%	9%	31%	0%	44%
Total	(10%)	(4%)	2%	1%	(11%)
The decrease in wireless devices sold in our Asia-Pacific division for the three months ended September 30, 2008 was driven by fewer devices sold in India due to lower availability of high demand products compared to the same period in the prior year as well as overall weaker demand in markets served by our in Singapore business. The increase in average selling price was driven by an increase in average selling price in our Australia business due to a higher mix of converged devices sold compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the three months ended September 30, 2008 was primarily due to an increase in wireless devices handled for our largest customer in Australia. The increase in average fulfillment fee per unit was due primarily to a favorable mix of wireless devices handled. The increase in non-handset based logistic services revenue was primarily due to an increase in repair services in India compared to the same period in the prior year.
The decrease in wireless devices sold in our Asia-Pacific division for the nine months ended September 30, 2008 was driven by fewer devices sold in India due to lower availability of high demand products compared to the same period in the prior year as well as overall weaker demand in markets served by our Singapore business. The decrease in average selling price for the nine months ended September 30, 2008 was driven by our Singapore business as a result of a shift in mix to lower priced handsets due to market demand as well as lower availability of higher priced devices compared the same period in the prior year. This decrease in average selling price in Singapore was partially offset by an increase in average selling price in our Australia business due to a higher mix of converged devices sold compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the nine months ended September 30, 2008 was primarily due to an increase in wireless devices handled for our largest customer in Australia. The increase in average fulfillment fee per unit was due primarily to a favorable mix of wireless devices handled. The increase in non-handset based logistic services revenue was primarily due to an increase in revenue from repair services in India compared to the same period in the prior year as well as an increase in revenue from non-handset based logistic services in our New Zealand operation.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
EMEA		% of		% of			% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change

REVENUE:
Distribution	$608,648	92%	$432,418	93%	41%	$1,809,219	92%	$641,679	88%	182%
Logistic services	52,129	8%	32,549	7%	60%	149,463	8%	$84,005	12%	78%

Total	$660,777	100%	$464,967	100%	42%	$1,958,682	100%	$725,684	100%	170%

WIRELESS DEVICES HANDLED :
Distribution	2,348	65%	1,780	66%	32%	6,661	65%	2,552	67%	161%
Logistic services	1,284	35%	898	34%	43%	3,580	35%	1,236	33%	190%

Total	3,632	100%	2,678	100%	36%	10,241	100%	3,788	100%	170%

The following table presents the percentage changes in revenue for the three and nine months ended September 30, 2008 by service line for our EMEA division compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the Dangaard Telecom acquisition.

	2008 Percentage Change in Revenue vs. 2007
			Non-				Total
	Wireless	Average	handset				Percentage
	devices	Selling	based	Foreign		Dangaard	Change in
	handled	Price	revenue	Currency	Subtotal	Acquisition	Revenue

Three months ended September 30, 2008:
Distribution	(7%)	(14%)	8%	5%	(8%)	49%	41%
Logistic services	3%	(11%)	37%	4%	33%	27%	60%
Total	(6%)	(14%)	10%	5%	(5%)	47%	42%

Nine months ended September 30, 2008:
Distribution	(5%)	(13%)	8%	7%	(3%)	185%	182%
Logistic services	1%	(4%)	24%	2%	23%	55%	78%
Total	(4%)	(11%)	10%	6%	1%	169%	170%
The increase in distribution revenue for the three months ended September 30, 2008 was primarily due to the acquisition of Dangaard Telecom. The acquisition of Dangaard Telecom expanded our Europe division to include nine additional countries in which we historically did not have a significant operating presence. In countries in which both companies had a significant operating presence, the acquisition of Dangaard Telecom allowed us to increase our market share. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have decreased 8% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the third quarter of 2007. The decrease in handset based volume and average selling price for the three months ended September 30, 2008 was due to overall weaker market conditions in Europe compared to the same period in the prior year. The increase in non-handset based revenue was primarily due to an increase in sales of non-handset based navigation devices in Sweden.
Logistic services revenue for the three months ended September 30, 2008 increased due to the acquisition of Dangaard Telecom. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistics services revenue increased 33%, primarily due an increase in revenue from the sale of prepaid airtime in Sweden as well as an increase in revenue from non-handset based logistic services agreements from the re-launch of our Middle East based business in which we resumed operations in August 2007.
The increase in distribution revenue for the nine months ended September 30, 2008 was due to the acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have decreased 3% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the nine months ended September 30, 2007. The decrease in handset based volume and average selling price for the nine months ended September 30, 2008 was due to overall weaker market conditions in Europe compared to the same period in the prior year.

The increase in logistic services revenue for the nine months ended September 30, 2008 was primarily due to the acquisition of Dangaard Telecom. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 23% due to an increase in revenue from the sale of prepaid airtime in Sweden as well as an increase in revenue from non-handset based logistic services agreements from the re-launch of our Middle East based business in which we resumed operations in August 2007.
Gross Profit and Gross Margin

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
		% of		% of				% of		% of
	2008	Total	2007	Total	Change		2008	Total	2007	Total	Change
	(Amounts in 000s)						(Amounts in 000s)
Distribution	$44,417	51%	$49,477	64%	(10%)		$146,842	55%	$88,742	59%	65%
Logistic services	42,531	49%	28,269	36%	50%		119,074	45%	62,632	41%	90%

Gross profit	$86,948	100%	$77,746	100%	12%		$265,916	100%	$151,374	100%	76%

Distribution	4.0%		4.6%		(0.6	) points	4.5%		3.7%		0.8	points
Logistic services	38.3%		30.4%		7.9	points	37.0%		24.9%		12.1	points
Gross margin	7.2%		6.7%		0.5	points	7.4%		5.8%		1.6	points
The 0.5 percentage point increase in gross margin for the three months ended September 30, 2008 was driven by a 7.9 percentage point increase in gross margin from our logistic services business, partially offset by a 0.6 percentage point decrease in gross margin from our distribution business. The increase in gross margin from logistic services was driven by an improved cost structure resulting from the impact of spending reductions in our North America operations. In addition, the increase in gross profit and gross margin from logistic services was positively impacted by incremental gross profit from the Dangaard Telecom operations. The decreases in distribution gross profit and gross margin were driven by inventory write-downs which resulted in a negative impact to gross profit of approximately $4.0 million for the three months ended September 30, 2008 as well as the impact of selling through aged product at lower margins in an effort to improve the overall aging of our inventory.
The 1.6 percentage point increase in gross margin for the nine months ended September 30, 2008 was driven by both a 0.8 percentage point increase in gross margin from our distribution business and a 12.1 percentage point increase in gross margin from our logistic services business. The increases in gross profit and gross margin from logistic services were driven by incremental logistic services gross profit and gross margin from the Dangaard Telecom operations as well the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, gross margin from logistic services was positively impacted by an improved cost structure resulting from the impact of spending reductions in our North America operations. The increases in distribution gross profit and gross margin were primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	Change		2008	2007	Change
	(Amounts in 000s)				(Amounts in 000s)
SG&A expenses	$63,475	$51,275	24%		$206,043	$112,044	84%
Percent of revenue	5.2%	4.4%	0.8	points	5.7%	4.3%	1.4	points
The increase in SG&A expenses for the three months ended September 30, 2008 compared to the same period in the prior year was primarily driven by the impact of the Dangaard Telecom acquisition. As a percent of revenue, SG&A expenses increased 0.8 percentage points for the three months ended September 30, 2008. The increase in SG&A as a percent of revenue was largely driven by the impact of the Dangaard Telecom operations including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in the markets in which we operate. SG&A expenses included $1.6 million of non-cash stock based compensation expense for the three months ended September 30, 2008 and 2007, respectively.
The increase in SG&A expenses for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily driven by the impact of the Dangaard Telecom and CellStar acquisitions. As a percent of revenue, SG&A expenses increased 1.4 percentage points for the nine months ended September 30, 2008. The increase in SG&A as a percent of revenue was largely driven by the impact of the Dangaard Telecom operations including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in the markets in which we operate. SG&A expenses included $5.0 million and $4.9 million of non-cash stock based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.
Amortization Expense
Amortization expense was $4.6 million and $14.2 million for the three and nine months ended September 30, 2008, respectively, compared to $3.9 and $4.6 million for the same periods in the prior year. The increase in amortization expense relates to finite-lived intangible assets acquired in connection with the CellStar and Dangaard Telecom transactions. We allocated the purchase price of the Dangaard Telecom and CellStar acquisitions based on the fair value of assets acquired and liabilities assumed. The assets acquired in connection with the Dangaard Telecom transaction included $123.1 million of finite-lived intangible assets assigned to the customer relationships as of July 31, 2007. The acquired finite-lived intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to our future cash flows. The assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. We believe that these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed.
Restructuring Charge
Restructuring charge was $0.9 million for the three months ended September 30, 2008. The restructuring charge primarily consists of a $0.2 million charge in connection with the sale of certain assets in Colombia and $0.7 million of charges related to the previously announced realignment of our Europe operations.
Restructuring charge was $7.5 million for the nine months ended September 30, 2008. The restructuring charge primarily consists of a $1.8 million charge in connection with the sale of certain assets in Colombia, a $1.1 million charge to write-off IT projects that were abandoned after terminating Dangaard Telecom’s implementation of SAP, $3.6 million associated with the exit of our redundant warehouse and office facility in Germany as well as $1.0 million of lease abandonment costs and severance costs associated with previously announced realignment of our European operations.
In October 2008 we reached an agreement with the landlord of our European headquarters in Denmark to terminate the building’s lease. We will record an additional charge of approximately $3.0 to $3.5 million related to the termination of this lease in its results of operations for the fourth quarter of 2008.

Operating Income from Continuing Operations

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
	2008	Total	2007	Total	Change	2008	Total	2007	Total	Change
	(Amounts in 000s)					(Amounts in 000s)
Americas	$12,553	70%	$13,036	58%	(4%)	$29,986	78%	$26,981	78%	11%
Asia-Pacific	6,851	38%	8,573	38%	(20%)	20,734	55%	20,019	58%	4%
EMEA	6,354	36%	7,632	34%	(17%)	12,327	32%	7,844	23%	57%
Corporate	(7,833)	(44%)	(6,828)	(30%)	(15%)	(24,846)	(65%)	(20,316)	(59%)	(22%)

Total	$17,925	100%	$22,413	100%	(20%)	$38,201	100%	$34,528	100%	11%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Americas	5.8%	4.2%	1.6 points	4.4%	3.3%	1.1 points
Asia-Pacific	2.0%	2.2%	(0.2) points	2.1%	1.8%	0.3 points
EMEA	1.0%	1.6%	(0.6) points	0.6%	1.1%	(0.5) points
Total	1.5%	1.9%	(0.4) points	1.1%	1.3%	(0.2) points
Operating income in our Americas division decreased $0.5 million for the three months ended September 30, 2008 primarily due to the decrease in revenue resulting from the loss of certain key customers. The increase in operating income as a percent of revenue of 1.6 percentage points for the three months ended September 30, 2008 was driven by an increase in gross margin from an improved cost structure resulting from the impact of spending reductions in our North America operations.
Operating income in our Americas division increased $3.0 million and 1.1 percentage points as a percent of revenue for the nine months ended September 30, 2008 as a result of an increase in gross margin from an improved cost structure resulting from the impact of spending reductions in our North America operations, partially offset by a $1.8 million restructuring charge in connection with the sale of certain assets in Colombia.
Operating income in our Asia-Pacific division decreased $1.7 million and 0.2 percentage points as a percent of revenue for the three months ended September 30, 2008 primarily due to lower profitability from devices sold to customers served by our Singapore business. This decrease was partially offset by higher gross profit from our logistic services business in Australia compared to the same period in the prior year.
Operating income in our Asia-Pacific division increased $0.7 million 0.3 percentage points as a percent of revenue for the nine months ended September 30, 2008 as a result of higher gross profit from our logistic services business in Australia and our repair business in India compared to the same period in the prior year. These increases were partially offset by lower profitability from devices sold to customers served by our Singapore business.
Operating income in our EMEA division decreased $1.3 million and 0.6 percentage points as a percent of revenue for the three months ended September 30, 2008 despite the acquisition of Dangaard Telecom primarily due to lower than expected gross profit resulting from impact of selling through aged product at lower margins in an effort to improve overall aging of our inventory as well as overall weakness in the markets in which we operate. In addition, operating income in our EMEA division was negatively impacted by inventory write-downs recorded during the third quarter of 2008.
Operating income in our EMEA division increased $4.5 million for the nine months ended September 30, 2008 primarily due to the acquisition of Dangaard Telecom. Operating income as a percent of revenue decreased 0.5 percentage points for the nine months ended September 30, 2008 primarily due to an increase in SG&A expenses for the nine months ended September 30, 2008 associated with the acquisition of Dangaard Telecom.

The increased operating loss from our corporate function for the three and nine months ended September 20, 2008 was due to an increase in personnel costs primarily due to an increase in headcount in support of managing our expanded global operations.
Interest, net
The components of interest, net are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$6,043	$6,218	(3%)	$22,446	$9,931	126%
Interest income	(1,608)	(460)	250%	(3,830)	(960)	299%

Interest, net	$4,435	$5,758	(23%)	$18,616	$8,971	108%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The increase in interest expense for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to the debt assumed in the Dangaard Telecom acquisition. We have made $280.9 million of repayments of borrowings during the nine months ended September 30, 2008. Average daily debt outstanding was approximately $301.0 million in the third quarter of 2008.
The increase in interest income for the three and nine months ended September 30, 2008 compared to the same periods in the prior year is due to an inventory financing arrangement with certain customers in our Asia-Pacific division.
Other Expense
Other expense was $1.8 million and $2.8 million for the three and nine months ended September 30, 2008, respectively. The increase in other expense was primarily due to foreign currency transaction losses. Other expense for the nine months ended September 30, 2008 includes a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell these shares.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	Change		2008	2007	Change
	(Amounts in 000s)				(Amounts in 000s)
Income tax expense (benefit)	$5,648	$3,005	88%		$5,469	$(7,771)	(170)%
Effective tax rate	48.2%	18.5%	29.7	points	32.6%	(31.4%)	64.0	points
Income tax expense for the third quarter of 2008 was $5.6 million resulting in an effective tax rate of 48.2% compared to an effective tax rate of 18.5% for the same period in the prior year. The effective tax rate is higher than the U.S. statutory tax rate for the third quarter of 2008 primarily due to an unfavorable mix of income. The mix of income has shifted toward higher tax jurisdictions for which the negative impact of adjusting for our revised estimated annual tax rate for the year is reflected in the third quarter of 2008. Income tax expense for the nine months ended September 30, 2008 includes a $3.0 million benefit from the reversal of a valuation allowance on deferred tax assets resulting from previous net operating losses in Germany. Income tax expense for the third quarter of 2007 included a $2.1 million tax benefit resulting from a reduction in the statutory tax rate in Germany. We still expect our effective tax rate to be within a range of 32.0% to 35.0% for the 2008 fiscal year.

Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Details of discontinued operations for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine months ended,
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$11,065	$17,304	$16,646	$41,174

Income (loss) from discontinued operations before income taxes	$(635)	$(65)	$(11,182)	$203
Income tax expense (benefit)	(97)	(8)	(4,169)	50

Gain (loss) from discontinued operations	$(538)	$(57)	$(7,013)	$153

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

	Three Months Ended		Trailing Four Quarters Ended
	September 30,		September 30,
(Amounts in 000s)	2008	2007	2008	2007
Operating income after taxes:
Operating income from continuing operations	$17,925	$22,413	$68,880	$46,747
Plus: restructuring charge	901	166	15,979	166
Less: estimated income taxes (1)	(9,082)	(4,180)	(8,287)	9,075

Operating income after taxes	$9,744	$18,399	$76,572	$55,988

Invested Capital:
Debt	$185,483	$377,290	$185,483	$377,290
Shareholders’ equity	623,640	599,878	623,640	599,878

Invested capital	$809,123	$977,168	$809,123	$977,168

Average invested capital (2)	$863,922	$650,514	$956,676	$396,954
ROIC (3)	5%	11%	8%	14%

(1)	Estimated income taxes were calculated by multiplying the sum of operating income from continuing operations and the facility consolidation charge by the respective periods’ effective tax rate.

(2)	Average invested capital for quarterly periods represents the simple average of the beginning and ending invested capital amounts for the respective quarter.

(3)	ROIC is calculated by dividing operating income after taxes by average invested capital. ROIC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income after taxes by average invested capital and multiplying the results by four.
The decline in ROIC for the three months ended September 30, 2008 compared to the same period in the prior year was primarily due to the increase in average invested capital compared the prior year and the decrease in operating income after taxes. Average invested capital was negatively impacted by an increase in invested capital to fund the acquisition of Dangaard Telecom.
Operating income after taxes was negatively impacted for the three and nine months ended September 30, 2008 by $4.6 million and $14.2 million (pre-tax), respectively, of non-cash amortization expense related to finite-lived intangible assets in connection with the acquisitions of Dangaard Telecom and certain assets of CellStar. ROIC was positively impacted for trailing four quarters ended September 30, 2007 by the $14.1 million tax benefit related to the reversal of valuation allowances on certain foreign tax credit carryforwards.
Return on Tangible Capital from Operations (ROTC)
Beginning in the third quarter of 2008, the Company started using Return on Tangible Capital, or ROTC, to provide a measurement which can be consistently and fairly applied internally to all operating entities to determine the effectiveness of each entity’s management. ROTC eliminates the influence of intangible asset balances, cash transfer capabilities and income tax rates which vary amongst Brightpoint operating entities and are not controllable by operating entity management. ROTC indicates the return which can be expected on the tangible capital consumed and replaced through the normal business cycle. To calculate ROTC, we adjust our operating income from continuing operations for restructuring charges and amortization of intangible assets and apply this adjusted operating income to our average tangible capital. Average tangible capital is calculated as total assets less cash, investments, goodwill, intangible assets, and current liabilities excluding short term borrowings. The details of this measurement are outlined below.

	Three Months Ended		Trailing Four Quarters Ended
	September 30,		September 30,
(Amounts in 000s)	2008	2007	2008	2007
Operating income before amortization and restructuring charges:
Operating income from continuing operations	$17,925	$22,413	$68,880	$46,747
Plus: amortization expense	4,647	3,892	20,081	4,707
Plus: restructuring charge	901	166	15,978	166

Operating income before amortization and restructuring charges:	$23,473	$26,471	$104,939	$51,620

Tangible Capital:
Total assets	$1,625,821	$1,752,914	$1,625,821	$1,752,914
Less: cash and cash equivalents	101,200	65,751	101,200	65,751
Less: short term investments	—	2,494	—	2,494
Less: goodwill	389,005	354,302	389,005	354,302
Less: other intangibles, net	118,619	136,981	118,619	136,981

Net tangible assets	$1,016,997	$1,193,386	$1,016,997	$1,193,386

Total current liabilities	763,693	875,472	763,693	875,472
Less: current portion of long-term debt	1,190	14,137	1,190	14,137
Less: lines of credit and other short term borrowings	13	82,748	13	82,748

Net current liabilities	$762,490	$778,587	$762,490	$778,587

Net tangible capital	$254,507	$414,799	$254,507	$414,799

Average tangible capital (1)	$294,146	$399,462	$437,428	$250,904
ROTC (2)	32%	27%	24%	21%

(1)	Average tangible capital for quarterly periods represents the simple average of the beginning and ending tangible capital amounts for the respective quarter.

(2)	ROTC is calculated by dividing operating income before amortization and restructuring charges by average tangible capital. ROTC for quarterly periods is stated on an annualized basis and is calculated by dividing operating income before amortization and restructuring charges by average tangible capital and multiplying the results by four.
ROTC increased for the three months and trailing four quarters ended September 30, 2008 compared to the same period in the prior year primarily as a result of decreases in tangible capital employed.

We anticipate improving our trailing four quarter ROTC to a range of 35%-40% as we increase operating income through better employment of tangible capital.
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

	September 30,	December 31,
(Amounts in 000s)	2008	2007	% Change

Unrestricted cash	$100,670	$101,582	(1%)
Unused borrowing availability	354,786	130,435	172%

Liquidity	$455,456	$232,017	96%

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations and available unrestricted cash will be sufficient to finance strategic initiatives for the remainder of fiscal 2008. In addition, our unused borrowing availability can be used for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.
As of September 30, 2008, our outstanding debt was primarily term debt. The required principal payments of the term debt for the fourth quarter of 2008 and the next four years are as follows (amounts in 000s):

Fourth Quarter 2008	$—
2009	5,052
2010	24,094
2011	89,578
2012	65,244
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Nine Months Ended
	September 30,
	2008	2007	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$312,886	$99,551	$213,335
Investing activities	(21,174)	(90,704)	69,530
Financing activities	(282,262)	(296)	(281,966)
Effect of exchange rate changes on cash and cash equivalents	(10,410)	2,869	(13,279)

Net increase (decrease) in cash and cash equivalents	$(960)	$11,420	$(12,380)

Net cash provided by operating activities was $312.9 million for the nine months ended September 30, 2008 compared to $99.6 million for the same period in the prior year. The change was primarily due to:
•	$219.2 million more cash provided by working capital primarily due to lower purchases of inventory and higher collections of receivables for the nine months ended September 30, 2008 and $57.3 million fewer payments of accounts payable and accrued expenses compared to the same period in the prior year. Cash used by working capital for the nine months ended September 30, 2007 was negatively impacted by the timing of payments for wireless devices procured in connection with our global relationship with a major original equipment manufacturer. These changes were partially offset by

•	$5.8 million less cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2008 compared to the same period in the prior year.
A large customer within our Europe division experienced IT difficulties at the end of December 2007, resulting in $62.2 million of anticipated payments in the fourth quarter being delayed into the first quarter. This payment was received on January 2, 2008. We do not expect similar payment delays due to IT difficulties from this customer in the future. Had this payment been received in 2007, net cash provided by operating activities would have been $250.7 million for the nine months ended September 30, 2008. However, our outstanding debt balance would not have changed at September 30, 2008.
Net cash used for investing activities was $21.2 million for the nine months ended September 30, 2008 compared to $90.7 million for the same period in the prior year. This decrease is primarily due to the $67.5 million of cash used in connection with the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation during the first quarter of 2007.
Net cash used in financing activities was $282.3 million for the nine months ended September 30, 2008 compared to $0.3 million for the same period in the prior year. This change is primarily due to $280.9 million of repayments of borrowings during the nine months ended September 30, 2008 compared to $1.9 million of proceeds from credit facilities used in the acquisition of CellStar and debt assumed in the acquisition of Dangaard Telecom in same period in the prior year.
Cash Conversion Cycle

	Three Months Ended
	September 30,	September 30,	June 30
	2008	2007	2008
Days sales outstanding in accounts receivable	28	40	31
Days inventory on-hand	24	34	29
Days payable outstanding	(42)	(42)	(45)

Cash Conversion Cycle Days	10	32	15

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
Because of the Dangaard Telecom acquisition on July 31, 2007, we believe it is more meaningful to compare cash conversion cycle days for the third quarter of 2008 to the second quarter of 2008. For the three months ended September 30, 2008, the cash conversion cycle decreased 5 days from 15 days for the second quarter of 2008. The decrease in the cash conversion cycle was driven by an overall improvement in inventory levels as well as improved collections of accounts receivable.
There can be no assurances that our cash conversion cycle will remain as low in the future as in the third quarter of 2008. Increases in the cash conversion cycle would have the effect of consuming our cash, potentially causing us to borrow from lenders to fund the related increase in working capital.

Borrowings
The table below summarizes the borrowings that were available to the Company as of September 30, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$183,968	$183,968	$—	$—
Global Credit Facility	300,000	1,502	338	298,160
Other	56,639	13	—	56,626

Total	$540,607	$185,483	$338	$354,786

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
There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting except we have integrated the Dangaard Telecom operations and incorporated these operations as part of our internal controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. For more information on legal proceedings, see Note 8 Legal Proceedings and Contingencies, in the Notes to Consolidated Financial Statements.
Norwegian tax authorities
Dangaard Telecom's subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. The case is currently pending before the Tax Appeal Board. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
None.

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

Brightpoint, Inc. (Registrant)

Date: November 4, 2008	/s/ Robert J. Laikin Robert J. Laikin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2008	/s/ Anthony W. Boor Anthony W. Boor
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date: November 4, 2008	/s/ Vincent Donargo Vincent Donargo
Vice President, Corporate Controller, Chief
Accounting Officer
(Principal Accounting Officer)