Form 10-K
period 2008-12-31
BRIGHTPOINT INC
filed 2009-02-25
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
1-12845
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
7635 INTERACTIVE WAY, SUITE 200, INDIANAPOLIS, INDIANA 46278
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (317) 707-2355
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter was $583,950,959.
The number of shares of Common Stock outstanding as of February 19, 2009: 81,791,126
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2009, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I
Item 1. Business.
General
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom, and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Siemens, Sony Ericsson and UTStarcom.
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
In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Brightpoint, Inc., 7635 Interactive Way, Suite 200, Indianapolis, Indiana 46278, telephone number: (877) 447-2355.
Unless the context otherwise requires, the terms “Brightpoint,” “Company,” “we,” “our” and “us” means Brightpoint, Inc. and its consolidated subsidiaries.
Financial Overview and Recent Developments
•	Debt Reduction. For 2008, cash flows from operations increased $199.1 million to $272.8 million. We used cash flows from operations as well as cash on hand to pay down debt by $279.5 million during 2008. As of December 31, 2008, we had total liquidity (unrestricted cash and unused borrowing availability) of $401.2 million compared to $232.0 million at December 31, 2007. Total debt outstanding was $176.4 million at December 31, 2008.

•	Goodwill Impairment Charge. Goodwill is subject to annual reviews for impairment based on a two-step test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We perform our annual goodwill impairment test in the fourth quarter of each year.

During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the global wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of our annual goodwill impairment test was that the carrying amount of the net assets allocated to the Europe, Middle East, and Africa (EMEA) reporting unit exceeded the fair market value. The entire amount of goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The impairment charge was approved by our Board of Directors in February 2009. The goodwill allocated to the EMEA reporting unit is primarily related to the July 2007 acquisition of Dangaard Telecom. The impairment charge resulted from factors impacted by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which we operate. The impairment will not result in any current or future cash expenditures.

•	Realignment of European Operations. On June 30, 2008 we announced that as part of the natural progression of the Dangaard integration process, we were realigning our European operations in an effort to streamline our business processes and optimize our business model. We believe that these efforts, and the resultant cost reductions and operational efficiencies, will help produce additional synergies for us. We incurred restructuring costs of $9.9 million for the year ended December 31, 2008 related to these initiatives, which are included as “restructuring charge” in the Consolidated Statement of Operations.

•	2009 Spending and Debt Reduction Plan. In February 2009, we announced a plan to reduce spending in 2009 by $40 to $45 million and to reduce average daily debt by approximately $100 million to $150 million in 2009 (the 2009 Spending and Debt Reduction Plan). The highlights of this plan are:
•	Eliminate 2009 Senior Executive Officers’ Cash Bonuses — Brightpoint senior executive officers have voluntarily elected to waive their 2009 cash incentive compensation opportunities.

•	Reduce Staff Bonuses — Cash incentive compensation opportunities for non-executives will be suspended for the first half of 2009.

•	Freeze Base Pay — Employees’ base salary will be frozen except adjustments required by law or other special circumstances.

•	Impose General Hiring Freeze —the Company has implemented a general hiring freeze.

•	Reduce Global Workforce — the Company will reduce its global workforce by at least 220 positions, or approximately 7%. This is in addition to the approximate 10% reduction in workforce announced in June 2008.

•	Debt reduction — the Company expects to reduce average daily debt outstanding by $100 million to $150 million in 2009 through improvements in working capital. Working capital improvements will come through reducing aged inventory and receivables, renegotiating customer and vendor terms, and renegotiating of under-performing programs/channels or terminating those programs if satisfactory returns are not met.
Global Wireless Industry
The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:
•	Mobile network operators: build and operate wireless networks and provide voice and data access services to subscribers. MVNOs resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks.

•	Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to host and operate the networks.

•	Component designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, antennae and others.

•	Content providers: develop mobile content for use with wireless devices and provide consumers with content such as ring tones, messaging, music, streaming video and television, games and other applications.

•	Wireless device manufacturers: design, manufacture, and market wireless devices, such as cellular phones, wireless personal digital assistants, smart-phones and pagers, which connect subscribers to a wireless network.

•	Supply chain management providers, retailers and resellers: supply chain management providers provide logistic and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retailers, value-added resellers and system integrators provide subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device
Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through mobile operators who utilize digital and analog technological standards, such as:

Generation	Technology Standards
1G Analog	AMPS
2G Digital	TDMA, CDMA, GSM, iDEN
2.5G Digital	GPRS, EDGE, CDMA 1xRTT
3G Digital	W-CDMA/UMTS, CDMA 1xEV-DO, HSDPA
3.5 G Digital	HC-SDMA, E-UTRA, UMB, WiMAX
4 G	LTE Advanced
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
From 2007 to 2008, the estimated number of worldwide wireless subscribers increased from approximately 3.6 billion to approximately 4.0 billion. At the end of 2008, wireless penetration was estimated to be approximately 65% of the world’s population. During 2008, shipments of wireless devices in the global wireless industry increased by approximately 6% to an estimated 1.2 billion wireless devices. The percentage of replacement wireless device shipments has grown and replacement remains the single biggest factor driving global wireless device sell-in demand. Compelling data centric services over fast networks should continue to fuel the future global demand for wireless devices. How easily and what one can do with a device will continue to drive consumer demand for wireless devices and hence the replacement cycle. Additionally, the use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has seen recent growth and wider consumer acceptance. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection is based on Company and industry analyst estimates.
We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to Item 1A, “Risk Factors”):
Converged Devices. We believe that the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (3G, 3.5G and 4G) with streaming video and television, and increasing penetration of converged devices. Mobile data (mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. We expect converged devices to be 25%-30% of the total wireless devices shipped in 2009. While the new features, enhanced functionalities, converged and 3G devices and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.
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
Next Generation Systems. In order to provide a compelling service offering for their current and prospective subscribers, mobile operators continue to expand and enhance their systems by migrating to next generation systems such as 3G, 3.5G and 4G. These next generation systems allow subscribers to send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet, watch television and take advantage of services such as monitoring services, point-of-sale transaction processing, machine-to-machine communications, location monitoring, sales force automation and customer relationship management. In order to realize the full advantage of these services and capabilities, many current subscribers will need to replace their wireless devices. As a result, the continued rollout of next generation systems is expected to be a key driver for replacement sales of wireless devices. However, the ability and timing of mobile operators to rollout these new services and manufacturers to provide devices which utilize these technologies may have a significant impact on consumer adoption and the rate of sale of replacement devices.
New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. For example, many companies have announced their intentions to create MVNOs in order to leverage their content and brands in the wireless space. In addition, companies such as Microsoft (wireless device operating systems provider) and High Tech Computer Corp. (wireless device manufacturer) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. Furthermore, in June 2008, Apple introduced its iPhone 3G which is a combination of a mobile phone, a widescreen iPod and a wireless internet communication device that operates on 3G networks. Nokia, High Tech Computer Corp., Microsoft, and Apple and their products may heighten competition with other existing manufacturers and provide consumers with more feature-rich products, broader selection and new market channels, which may result in increased wireless device shipments.
Pricing Factors and Average Selling Prices. Industry estimates are that in 2008 the global wireless industry’s average selling price for wireless devices remained flat or declined slightly from 2007. A number of factors impacted the actual average selling prices including, but not limited to, consumer discretionary spending, geographic mix, shortening of the product life cycle, decreasing manufacturing costs due to higher volumes, manufacturing efficiencies, reductions in material costs, consumer demand, manufacturers’ promotional activities, operators’ promotional activity and trends in pricing for service plans, product availability, fluctuations in currency exchange rates, product mix and device functionality. We anticipate that the global wireless industry’s average selling prices for wireless devices may continue to decline despite the fact that manufacturers have been adding enhanced features; however, we are unable to estimate the rate of such decline. The decline in average selling prices could offset any growth in revenue from overall growth in wireless device shipments and have an adverse impact on both the industry’s and our distribution revenues. However, changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are typically fee-based services.
Our Business
Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With approximately 84 million wireless devices handled in 2008, we are the largest dedicated distributor of wireless devices and provider of customized logistic services to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes product distribution, logistic services, activation services and the sale of prepaid airtime. The majority of our business is conducted through product distribution and logistic services. While our activation services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.
Product Distribution. In our product distribution activities, we purchase a wide variety of wireless voice and data products from leading manufacturers. We take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 25,000 customers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products that we believe have the potential for enhanced financial return and significant market penetration. In 2008, 2007 and 2006 approximately 91%, 92%, and 86% of our total revenue was derived from product distribution. In 2008, 2007 and 2006, approximately 30%, 31% and 24%, of our total wireless devices handled were sold through product distribution. In 2008, 2007 and 2006, our gross margin on product distribution revenue was 4.4%, 4.3% and 3.9%. Cost of revenue for product distribution includes the costs of the products sold and other direct costs such as freight, labor and rent expense.
The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research In Motion,

Samsung, Siemens, Sony Ericsson and UTStarcom. In 2008, 2007 and 2006, our sales of wireless devices through product distribution totaled 25.3 million, 25.7 million and 12.8 million devices. As the industry’s average selling prices have continued to fluctuate, our average selling prices have also fluctuated due to the mix of wireless devices we sell and the markets in which we operate. In 2008, 2007 and 2006, our average selling price for wireless devices was approximately $149, $141, and $152 per unit.
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
Logistic Services. Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of Debitel (Denmark, France, and Germany), Euroset (Finland), MetroPCS (United States), Motorola (United States), Sprint Nextel (United States), T-Mobile (United States), T-Mobile Slovensko (Slovakia), TracFone (United States), Virgin Mobile (United States) and Vodafone (Australia, New Zealand and Germany).
During 2008, 2007 and 2006, logistic services accounted for approximately 9%, 8% and 14% of our total revenue and accounted for approximately 70%, 69% and 76% of the total wireless devices we handled. In 2008, 2007 and 2006, our logistic services gross margin was 37.9%, 28.9% and 21.1%. Cost of revenue for logistic services is primarily composed of costs such as freight, labor and rent expense. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than our distribution business.
Activation Services. In our activation services business, we provide a cost-effective channel for mobile operators and MVNOs to add new subscribers. We do this by establishing and managing a network of independent authorized retailers (referred to as a dealer network). We provide our dealer network with access to products and support them through commissions management, sales and marketing programs, merchandising programs, training programs, incentive programs and cooperative advertising. As these retailers activate or upgrade subscribers, they earn commissions from mobile operators. We collect these commissions from the mobile operators and pay the retailers their pro-rata portion of the commissions after deducting our fees. For mobile operators and MVNOs, we provide them with incremental points of sale, a variable-cost model for acquiring new subscribers and commissions management for our dealer network. Sales of wireless devices and related accessories to our network of independent authorized retailers are included in product distribution revenues and fees earned from commissions management services are included in logistic services revenues. We currently provide activation services in the United States to mobile operators such as Boost Mobile, Sprint Nextel, T-Mobile, and Virgin Mobile.
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
Key elements of our strategy include:
Expand into New Geographic Markets. We estimate that the global wireless industry shipped approximately 1.2 billion wireless devices in 2008. We believe that the wireless devices shipped in the geographic markets where we currently operate (our addressable market) were less than one-third of the global industry shipments of devices in 2008. We believe we are in a position to enter into new markets, thereby expanding our addressable market. In 2009, we believe that there may be additional expansion opportunities primarily in Latin America, Africa, and Asia.
Expand Existing Product and Service Offerings in Current Markets. Our plan includes the transfer of our industry know-how, relationships, and capabilities from one market to another in an effort to expand our product and service offerings within our current markets. This is intended to enhance the service offerings and product lines of some of our operations, which have relatively limited product lines and service offerings as compared to the collective product and service offerings of the entire Company. Opportunities in expanding our product lines include wireless handsets, data devices, memory cards, sim-cards and accessories. Opportunities in expanding our service offerings include product fulfillment, electronic prepaid recharge services, reverse logistics management, repair services, and online activation services. Adding new products and services to our portfolio as one of our key strategic initiatives ensures our focus on diversifying our vendor and customer base on a global basis. With our business focused on the wireless industry, we strive to be the most valuable partner to our vendors and customers by offering them a comprehensive menu of wireless supply chain services at the most competitive prices.
Optimize Existing Global Business Model and Utilize Scale to Gain Efficiencies. We believe we have opportunity to significantly increase the value of our company by optimizing and leveraging our existing operations. We are committed to focusing on leveraging our infrastructure, market share, and cost structure to increase the value we offer relative to other service alternatives and service offerings by our competitors. Our global platform and services allow us to be a low cost service provider to the global wireless industry.
Customers
We provide our products and services to a customer base of approximately 25,000 consisting of mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2008, customers in each of our primary sales channels include the following:
Mobile Operators and MVNOs: Cellular South (United States), MetroPCS (United States), Sprint Nextel (United States), T-Mobile (United States), TracFone (United States), Virgin Mobile (United States), COMCEL (Colombia), SingTel (Australia), Telstra (Australia), Vodafone (Australia, New Zealand and Germany), Reliance Infocomm (India), Tata TeleServices (India), Debitel AG (Europe), Telecom Italia (Italy), Netcom (Norway), Tele2 (Sweden), Telefonica (Spain), T-Mobile Slovensko (Slovakia) and Verizon Wireless (United States)
Dealers and Agents: Moorehead Communications (United States), Russell Cellular (United States), 4G Wireless (United States), Telechoice (Australia), First Mobile Group (Australia and New Zealand), Dialect (Sweden) and Klartsvar (Sweden)
Mass Retailers: Best Buy (United States), Radio Shack (United States), Harvey Norman (Australia), Coles Group (Australia), Woolworth’s Group (Australia), Metro Group (Europe) and Pressbyran (Sweden)
Other Distributors: Strax (United States), Wireless Channels (United States), Generation Next Group (formerly Computech) (Hong Kong and Singapore), Raduga Pte. Ltd (Singapore) and Excel International Limited (Hong Kong)
For 2008, 2007 and 2006, aggregate revenues generated from our five largest customers accounted for approximately 19%, 23% and 26% of our total revenue. No customer accounted for 10% or more of our revenue in 2008. In 2007 and 2006, Generation Next Group, a customer of our Singapore operations (2007) and our Brightpoint Asia Limited operations (2006), accounted for approximately 10% and 13% of our total revenue and 29% and 29% of the Asia-Pacific division’s revenue. See Item 1A, “Risk Factors” — “THE LOSS OR REDUCTION IN ORDERS FROM PRINCIPAL CUSTOMERS OR A

REDUCTION IN PRICES WE ARE ABLE TO CHARGE THESE CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.”
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
Purchasing and Suppliers
We have established key relationships with leading manufacturers of wireless voice and data equipment such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung, Siemens, Sony Ericsson and UTStarcom. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers.
Nokia products (our largest supplier of wireless devices and accessories) represented approximately 26%, 30% and 39% of total units handled in 2008, 2007, and 2006. Motorola products represented 21%, 29%, 29% of total units handled in 2008, 2007, and 2006. Samsung products represented approximately 15% of total units handled in 2008, and less than 10% in 2007 and 2006. None of the products we sold from our other suppliers accounted for 10% or more of our total units handled in 2008, 2007, and 2006. Loss of the applicable contracts with Nokia, Motorola, Samsung or other suppliers, or failure by Nokia, Motorola, Samsung or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, may have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See — “Competition.”
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
Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistic services including our activation services and prepaid airtime business models. Including support and retail outlet personnel, we had 662 employees involved in sales and marketing at December 31, 2008, of which 163 are in our Americas division, 374 in our EMEA division, and 125 in our Asia-Pacific division.
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
The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services, to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offering and introducing products with enhanced functionality that competes with other non-wireless consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete to a certain extent with non-wireless digital cameras, wireless devices with MP3 capabilities that compete with non-wireless handheld audio players, and wireless devices with embedded navigation capabilities that compete with non-wireless handheld navigation devices. These non-wireless consumer electronic products are distributed through other non-wireless distributors who may become our competitors as the wireless industry continues to introduce wireless devices with enhanced functionality. In addition, products that reach the market outside of normal distribution channels, such as gray market resellers, may also have an adverse impact on our operations.

Our current competition and specific competitors varies by service line and division as follows:
Product Distribution. Our product distribution business competes with broad-based wireless distributors who carry similar product lines and specialty distributors who may focus on segments within the wireless industry such as WLAN, Wi-Fi, navigation, and accessories. To a lesser extent we compete with information technology distribution companies who offer wireless devices in certain markets. Manufacturers also sell their products directly to large mobile operators and as mobile operator customers grow in scale, manufacturers may pose a competitive threat to our business.
For product distribution, specific competitors and the divisions in which they generally compete with us include BrightStar Corporation (all divisions), Tessco Technologies (Americas), Parktel (Americas), Cellnet Group Ltd. (Asia-Pacific), Axcom (EMEA), 20:20 Logistics (EMEA) and Ingram Micro (all divisions).
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
For logistic services, specific competitors and the division in which they generally compete with us include Aftermarket Technologies Corp. (Americas), BrightStar Corporation (all divisions), CAT Logistics (Americas), Tessco Technologies (Americas), UPS Logistics (Americas), Avarto Logistics Services (EMEA) and Kuehne + Nagel (EMEA).
Activation Services. Our activation services business competes with other specialists who establish and manage independent authorized retailers and value-added resellers and with mobile operators who have the infrastructure necessary to manage their indirect channels.
For activation services, specific competitors and the division in which they generally compete with us include American Wireless (Americas), Cellular Network Communication Group (Americas), Ingram Micro (Americas), LetsTalk (Americas), Simplexity (Americas), QDI (Americas), Wireless Channels (Americas) and Avenir S.A. (EMEA).
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
For prepaid airtime, specific competitors and the divisions in which they generally compete with us include American Wireless (Americas), InComm (Americas), Alphyra (EMEA) and Euronet (EMEA).
Information Systems
The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have, and continue to implement, business applications that enable us to provide our customers and suppliers with solutions for the distribution of their products. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management and reporting. During 2008, 2007 and 2006, we invested approximately $10.7 million, $8.6 million and $9.6 million, in our information systems with the focus of increasing the functionality and flexibility of our systems. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all of our divisions. At December 31, 2008, there were approximately 194 employees in our information technology departments worldwide.
Employees
As of December 31, 2008, we had 3,032 employees; 1,198 in our Americas division, 589 in our Asia-Pacific division, 1,166 in our EMEA division, and 79 in our Corporate division. Of these employees, nine were in executive officer positions, 1,695 were engaged in service operations, 662 were in sales and marketing and 666 were in finance and administration (including 194 information technology employees). Our distribution activities and logistic services are labor-intensive and we utilize temporary laborers, particularly in our Americas division, due to the seasonal demands of our business. At December 31, 2008, we had 897 temporary laborers; 554 in our Americas division, 166 in our Asia-Pacific division and 177 in our Europe division. Of these temporary laborers, approximately 824 were engaged in service operations, 25 were in sales and marketing and 48 were in finance and administration. Worldwide, none of our employees are covered by a collective bargaining agreement, except for national collective labor agreements in Finland. We believe that our relations with our employees are good. See Item 1A, “Risk Factors” — “WE ARE SUBJECT TO CERTAIN PERSONNEL RELATED ISSUES.”
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
General risks related to our operations
The current global economic downturn could cause a severe disruption in our operations. Our business has been negatively impacted by the current global economic downturn. If this downturn is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified below including, but not limited to, the following:
•	Liquidity:
•	The global economic downturn and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us and our creditors.

•	Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage.

•	Our suppliers could tighten trade credit which could negatively impact our liquidity.

•	We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. In addition, we may not be able retain current accounts receivable factoring arrangements or secure new accounts receivable factoring agreements.
•	Demand:
•	The global recession has resulted in severe job losses and lower consumer confidence, which could cause a decrease in demand for our products and services.
•	Prices:
•	Certain markets have experienced and may continue to experience deflation, which could negatively impact our average selling price and revenue.
•	Counterparty risk:
•	Our customers, vendors and their suppliers (e.g. component manufacturers) may become insolvent and file for bankruptcy, which could negatively impact our results of operations.
Our operations could be harmed by fluctuations in regional demand patterns and economic factors. In particular, our North American and European divisions have been adversely impacted and our results have been impacted. The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe that the enhanced functionality of wireless devices and the roll-out of next generation systems has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by mobile operators may lower consumer demand and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. A prolonged economic slow-down in the United States or any other region in which we have significant operations could negatively impact our results of operations and financial position.
We have debt facilities that could prevent us from borrowing additional funds, if needed. Our global credit facility is secured by primarily all of our domestic assets and certain other foreign assets and stock pledges. Our borrowing availability is based primarily on a leverage ratio test, measured quarterly as total funded indebtedness over EBITDA adjusted as defined in the credit agreement. Consequently, any significant decrease in adjusted EBITDA could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our global credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of our common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States or assets of any other named borrower. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our indebtedness under the credit agreement would become immediately due and payable, and the banks could foreclose on its security.
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
We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations and product purchases. Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to:
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

A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in many countries exposes us to several additional risks, including, but not limited to:
•	potentially significant increases in wireless product prices.

•	increased credit risks, customs duties, import quotas and other trade restrictions;

•	potentially greater inflationary pressures;

•	shipping delays;

•	the risk of failure or material interruption of wireless systems and services; and

•	possible wireless product supply interruption;
          In addition, changes to our detriment may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we entered into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our local management has had limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations, which could result in our incurring significant additional losses.
The loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows. Many of our customers in the markets we serve have experienced severe price competition and, for this and other reasons, may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or our inability to maintain current terms, including prices, with these or other customers could cause our revenues to decline and impair our cash flows. Although we have entered into contracts with certain of our largest logistic services customers, we previously have experienced losses of certain of these customers through expiration or cancellation of our contracts with them, and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.
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

Consumer electronics and retail sales in many geographic markets tend to experience increased volumes of sales at the end of the calendar year, largely because of gift-giving holidays. This and other seasonal factors have contributed to increases in our sales during the fourth quarter in certain markets; Conversely, we have experienced decreases in demand in the first quarter subsequent to the higher level of activity in the preceding fourth quarter Our operating results may continue to fluctuate significantly in the future. If unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, our operating results could be harmed. In addition, as a result of seasonal factors, interim results may not be indicative of annual results.
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
We may not be able to grow at our historical or current rates or effectively manage future growth. In prior years we have experienced domestic and international growth but there can be no assurances as to our ability to achieve future growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could materially harm our operations. Our inability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could cause our future earnings to decline. In addition, our growth prospects could be harmed by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.
Our business strategy includes entering into relationships and financing that may provide us with minimal returns or losses on our investments. We have entered into several relationships with wireless equipment manufacturers, mobile operators and other participants in our industry. We intend to continue to enter into similar relationships as opportunities arise. We may enter into distribution or logistic services agreements with these parties and may provide them with equity or debt financing. Our ability to achieve future profitability through these relationships will depend in part upon the economic viability, success and motivation of the entities we select as partners and the amount of time and resources that these partners devote to our alliances. We may ultimately receive only minimal or no business from these relationships and joint ventures, and any business we receive may not be significant or at the level we anticipated. The returns we receive from these relationships, if any, may not offset possible losses, our investments or the full amount of financings that we make upon entering into these relationships. We may not achieve acceptable returns on our investments with these parties within an acceptable period or at all.
We are subject to certain personnel related issues. Our success depends in large part on the abilities and continued service of our executive officers and other key employees, including the executives and other key employees of Dangaard Telecom who joined us as a result of our acquisition of Dangaard Telecom in 2007. Although we have entered into employment agreements with several of our officers and employees, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of executive officers or other key personnel could impede our ability to fully and timely implement our business plan and future growth strategy. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could also delay or prevent us from executing our planned growth strategy.
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
          Our distribution activities and logistic services are labor-intensive, and we experience high personnel turnover. In addition, we are from time to time subject to shortages in the available labor force in certain geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in units, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. Our inability to do so, or an increase in hourly costs, employee benefit costs, employment taxes or commission rates, could cause our operating results to decline. In addition, if the turnover rate among our labor force increases further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.
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
Item 1B. Unresolved Staff Comments.
We have received no written comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year regarding our periodic or current reports and that remain unresolved.
Item 2. Properties.
We provide our distribution and logistic services from our sales and operations centers located in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom, and the United States. All of these facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers by operating division.

	Number of	Aggregate
	Locations(1)	Square Footage
Americas	8	1,507,943
Asia-Pacific	11	172,970
Europe, Middle East and Africa	26	731,272

	45	2,412,185

(1)	Refers to facilities operated by the Company that are greater than 1,000 square feet.
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
During the fourth quarter of 2008, no matters were submitted to a vote of security holders.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NASDAQ Global Select Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for our Common Stock as reported by the NASDAQ Stock Market.

2008	High	Low
First Quarter	$15.32	$8.02
Second Quarter	10.35	6.89
Third Quarter	8.75	6.21
Fourth Quarter	7.23	3.10

2007	High	Low
First Quarter	$14.02	$10.17
Second Quarter	14.65	11.73
Third Quarter	15.01	11.17
Fourth Quarter	18.18	14.57
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
At February 19, 2009, there were 336 shareholders of record.
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
The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2008 fiscal year.
The following line graph compares, from January 1, 2004 through December 31, 2008, the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the stocks comprising the S&P SmallCap 600 Index, NASDAQ Market Value Index and the Hemscott Group Index (Electronics Wholesale). The comparison assumes $100 was invested on January 1, 2004 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of all cash dividends, if any, paid on such securities. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon share price appreciation and not upon reinvestment of cash dividends. Historical share price is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BRIGHTPOINT INC., NASDAQ MARKET INDEX,
S&P SMALLCAP 600 INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2008

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data)
	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004

Revenue	$4,640,478	$4,236,283	$2,414,243	$2,140,177	$1,772,424
Gross profit	346,723	269,374	151,098	132,012	104,764
Operating income (loss) from continuing operations	(277,575)	65,206	48,655	44,353	35,567
Income (loss) from continuing operations	(333,431)	46,416	36,160	31,918	23,826
Total gain (loss) from discontinued operations, net of income taxes	(8,683)	978	(550)	(21,478)	(10,056)
Net income (loss)	(342,114)	47,394	35,610	10,440	13,770

Earnings per share — basic:(2)
Income (loss) from continuing operations	$(4.26)	$0.76	$0.74	$0.67	$0.48
Discontinued operations	(0.11)	0.02	(0.01)	(0.45)	(0.20)

Net income (loss)	$(4.37)	$0.78	$0.73	$0.22	$0.28

Earnings per share — diluted:(2)
Income (loss) from continuing operations	$(4.26)	$0.73	$0.72	$0.64	$0.46
Discontinued operations	(0.11)	0.02	(0.01)	(0.43)	(0.19)

Net income (loss)	$(4.37)	$0.75	$0.71	$0.21	$0.27

	2008	2007	2006	2005	2004

Working capital	$234,741	$525,778	$159,760	$121,336	$103,525
Total assets	1,146,360	1,972,361	778,353	487,824	437,584
Long-term obligations	175,607	441,521	3,750	—	—
Total liabilities	895,796	1,370,778	583,525	338,782	286,847
Shareholders’ equity	250,564	600,765	194,828	149,042	150,737

(1)	The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. This business was previously reported in our EMEA reporting segment. Operating data includes certain items that were recorded in the years presented as follows: restructuring charges in 2008, 2007, 2006, and 2005; $325.9 million goodwill impairment charge in 2008; $18 million of charges related to valuation allowances on certain tax assets that are no longer expected to be utilized in 2008; and $16.1 million of tax benefits in 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition.”

(2)	Per share amounts for all periods have been adjusted to reflect the 6 for 5 Common Stock split (paid in the form of a stock dividend) effected on May 31, 2006, and the 3 for 2 common stock splits (paid in the form of stock dividends) effected on December 30, 2005 and September 15, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, and liquidity. We also use return on invested capital (ROIC) and return on tangible capital (ROTC) to measure the effectiveness of the use of invested capital and tangible capital.
We manage our business based on two distinct service lines which include product distribution and logistic services. During 2008, wireless devices sold through distribution declined by 2%, and wireless devices handled through logistic services increased by 3%. Our distribution gross margin increased by 0.1 percentage points to 4.4%, and our logistic services gross margin increased by 9.0 percentage points to 37.9%. We are focused on increasing the total volume of wireless devices handled as opposed to increasing volume in one specific service line as we believe that both service lines provide a reasonable return in relation to the capital invested and the risk assumed.
The total number of wireless devices handled by us grew by 1% from 2007. Revenues grew by 10% to $4.6 billion. The increases in wireless devices handled and revenues were primarily due to the impact of the Dangaard Telecom acquisition in July 2007 and the CellStar acquisition in March 2007. Excluding these acquisitions, revenue decreased 22%, primarily due to a decrease in wireless devices handled and average selling price brought on by a global economic slowdown in the second half of 2008. Wireless devices handled also decreased due to the sale of certain assets in Colombia in the first quarter of 2008. Loss from continuing operations was $333.4 million, or $4.26 per diluted share. As a result of our 2008 annual impairment analysis, we determined that the goodwill allocated to our Europe, Middle East, and Africa (EMEA) reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The impairment charge was approved by our Board of Directors in February 2009. Net loss was $342.1 million, or $4.37 per diluted share in 2008.
Significant developments and events in 2008 include:
•	Debt Reduction. For 2008, cash flows from operations increased $199.1 million to $272.8 million. We used cash flows from operations as well as cash on hand to pay down debt by $279.5 million during 2008. As of December 31, 2008, we had total liquidity (unrestricted cash and unused borrowing availability) of $401.2 million compared to $232.0 million at December 31, 2007. Total debt outstanding was $176.4 million at December 31, 2008.

•	Goodwill Impairment Charge. Goodwill is subject to annual reviews for impairment based on a two-step test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We perform our annual goodwill impairment test in the fourth quarter of each year.

During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of our annual goodwill impairment test was that the carrying amount of the net assets allocated to the Europe, Middle East, and Africa (EMEA) reporting unit exceeded the fair market value. The entire amount of goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The impairment charge was approved by our Board of Directors in February 2009. The goodwill allocated to the EMEA reporting unit is primarily related to the July 2007 acquisition of Dangaard Telecom. The impairment charge resulted from factors driven by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which we operate. The impairment will not result in any current or future cash expenditures.

•	Realignment of European Operations. On June 30, 2008 we announced that as part of the natural progression of the Dangaard integration process, we were realigning our European operations in an effort to streamline our business processes and optimize our business model. We believe that these efforts, and the resultant cost reductions and operational efficiencies, will help produce additional synergies for us. We incurred restructuring costs of $9.9 million for the year ended December 31, 2008 related to these initiatives, which are included as “restructuring charge” in the Consolidated Statement of Operations.

•	2009 Spending and Debt Reduction Plan. In February 2009, we announced a plan to reduce spending in 2009 by $40 to $45 million and to reduce average daily debt by approximately $100 million to $150 million in 2009 (the 2009 Spending and Debt Reduction Plan). The highlights of this plan are:
•	Eliminate 2009 Senior Executive Officers’ Cash Bonuses — Brightpoint senior executive officers have voluntarily elected to waive their 2009 cash incentive compensation opportunities.

•	Reduce Staff Bonuses — Cash incentive compensation opportunities for non-executives will be suspended for the first half of 2009.

•	Freeze Base Pay — Employees’ base salary will be frozen except adjustments required by law or other special circumstances.

•	Impose General Hiring Freeze —the Company has implemented a general hiring freeze.

•	Reduce Global Workforce — the Company will reduce its global workforce by at least 220 positions, or approximately 7%. This is in addition to the approximate 10% reduction in workforce announced in June 2008.

•	Debt reduction — the Company expects to reduce average daily debt outstanding by $100 million to $150 million in 2009 through improvements in working capital. Working capital improvements will come through reducing aged inventory and receivables, renegotiating customer and vendor terms, and renegotiating of under-performing programs/channels or terminating those programs if satisfactory returns are not met.
In 2008, we reclassified our operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe, Middle East and Africa reporting segment (EMEA). We also reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate section. Segment information as of and for the years ended December 31, 2007 and 2006 has been reclassified to conform to the 2008 presentation.
The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. This business was previously reported in our EMEA reporting segment.

2008 RESULTS OF OPERATIONS
Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change

		(Amounts in 000s)

Distribution revenue

Americas	$705,229	17%	$960,405	25%	(27%)
Asia-Pacific	1,143,293	27%	1,495,234	38%	(24%)
EMEA	2,363,289	56%	1,422,464	37%	66%

Total	$4,211,811	100%	$3,878,103	100%	9%

Logistic services revenue

Americas	$184,188	43%	$195,028	55%	(6%)
Asia-Pacific	47,924	11%	36,030	10%	33%
EMEA	196,555	46%	127,122	35%	55%

Total	$428,667	100%	$358,180	100%	20%

Total revenue

Americas	$889,417	19%	$1,155,433	27%	(23%)
Asia-Pacific	1,191,217	26%	1,531,264	36%	(22%)
EMEA	2,559,844	55%	1,549,586	37%	65%

Total	$4,640,478	100%	$4,236,283	100%	10%

	Year Ended
	December 31,
		% of		% of
	2008	Total	2007	Total	Change

		(Amounts in 000s)

Wireless devices sold through distribution

Americas	5,397	21%	7,117	28%	(24%)
Asia-Pacific	10,185	40%	13,065	51%	(22%)
EMEA	9,711	39%	5,553	21%	75%

Total	25,293	100%	25,735	100%	(2%)

Wireless devices handled through logistic services

Americas	51,577	88%	52,492	92%	(2%)
Asia-Pacific	2,014	3%	1,756	3%	15%
EMEA	5,126	9%	2,959	5%	73%

Total	58,717	100%	57,207	100%	3%

Total wireless devices handled

Americas	56,974	68%	59,609	72%	(4%)
Asia-Pacific	12,199	14%	14,821	18%	(18%)
EMEA	14,837	18%	8,512	10%	74%

Total	84,010	100%	82,942	100%	1%

The following table presents the percentage changes in revenue for the year ended December 31, 2008 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and acquisitions.

	2008 Percentage Change in Revenue vs. 2007
			Non-				Total
	Wireless	Average	handset				Percentage
	devices	Selling	based	Foreign			Change in
	handled (1)	Price (2)	revenue (3)	Currency	Subtotal (4)	Acquisitions	Revenue
Distribution	(19%)	(6%)	1%	(1%)	(25%)	34%	9%
Logistic services	0%	(4%)	8%	3%	7%	13%	20%
Total	(17%)	(6%)	2%	(1%)	(22%)	32%	10%

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue does not include changes in reported wireless devices.

(4)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact of the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and of Dangaard Telecom on July 31, 2007.
Revenue and wireless devices handled by division:
Americas
(Amounts in 000s)

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change

REVENUE:
Distribution	$705,229	79%	$960,405	83%	(27%)
Logistic services	184,188	21%	195,028	17%	(6%)

Total	$889,417	100%	$1,155,433	100%	(23%)

WIRELESS DEVICES HANDLED :
Distribution	5,397	9%	7,117	12%	(24%)
Logistic services	51,577	91%	52,492	88%	(2%)

Total	56,974	100%	59,609	100%	(4%)

The following table presents the percentage changes in revenue for our Americas division by service line for the year ended December 31, 2008 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the CellStar acquisition.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign		CellStar
	handled	Price	revenue	Currency	Subtotal	Acquisition	Total
Distribution	(42%)	5%	(2%)	0%	(39%)	12%	(27%)
Logistic services	(1%)	(3%)	(2%)	0%	(6%)	0%	(6%)
Total	(35%)	4%	(2%)	0%	(33%)	10%	(23%)
The decrease in distribution handset based volume for the year ended December 31, 2008 was primarily due to weaker market conditions in North America compared to the prior year as well as the loss of key customers including Dobson Communications, Suncom, and Rural Cellular Corporation as a result of industry consolidation.

The decrease in wireless devices handled through logistic services for the year ended December 31, 2008 was primarily due to lower volumes resulting from current economic conditions as well as by the sale of certain assets in Colombia, which resulted in approximately 3.6 million fewer wireless devices handled compared to the prior year. This decrease was partially offset by a full year of operations for the T-Mobile logistic services business which was launched during the second quarter of 2007. The decrease in average fulfillment fee per unit was primarily driven by the successful launch of the T-Mobile logistic services business.
Asia-Pacific
(Amounts in 000s)

	Year Ended December 31,
		% of	% of
	2008	Total	2007	Total	Change

REVENUE:
Distribution	$1,143,293	96%	$1,495,234	98%	(24%)
Logistic services	47,924	4%	36,030	2%	33%

Total	$1,191,217	100%	$1,531,264	100%	(22%)

WIRELESS DEVICES HANDLED :
Distribution	10,185	83%	13,065	88%	(22%)
Logistic services	2,014	17%	1,756	12%	15%

Total	12,199	100%	14,821	100%	(18%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the year ended December 31, 2008 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign
	handled	Price	revenue	Currency	Total

Distribution	(21%)	(2%)	0%	(1%)	(24%)
Logistic services	4%	6%	23%	0%	33%
Total	(20%)	(2%)	1%	(1%)	(22%)
The decrease in wireless devices sold in our Asia-Pacific division for the year ended December 31, 2008 was driven by fewer devices sold in India due to lower availability of high demand products compared to prior year as well as fewer devices sold by our Singapore business. In the second half of the year, a strengthening of the US Dollar against other currencies allowed traders from other regions to sell wireless devices into the markets served by our Singapore business (primarily the Middle East) at prices lower than those available to us. The decrease in average selling price for the year ended December 31, 2008 was driven by our Singapore business as a result of a shift in mix to lower priced handsets due to a shift in market demand as well as lower availability of higher priced devices. This decrease in average selling price in Singapore was partially offset by an increase in average selling price in our Australia business due to a higher mix of converged devices sold compared to the prior year.
The increase in wireless devices handled through logistic services for the year ended December 31, 2008 was primarily due to an increase in wireless devices handled for our largest customer in Australia. The increase in average fulfillment fee per unit was due primarily to a favorable mix of wireless devices handled. The increase in non-handset based logistic services revenue was primarily due to an increase in revenue from repair services in India compared to prior year as well as an increase in revenue from non-handset based logistic services in our New Zealand operation.

EMEA
(Amounts in 000s)

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change

REVENUE:
Distribution	$2,363,289	92%	$1,422,464	92%	66%
Logistic services	196,555	8%	127,122	8%	55%

Total	$2,559,844	100%	$1,549,586	100%	65%

WIRELESS DEVICES HANDLED :
Distribution	9,711	65%	5,553	65%	75%
Logistic services	5,126	35%	2,959	35%	73%

Total	14,837	100%	8,512	100%	74%

The following table presents the percentage changes in revenue for the year ended December 31, 2008 by service line for our EMEA division compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the Dangaard Telecom acquisition.

	2008 Percentage Change in Revenue vs. 2007
	Wireless devices	Average Selling	Non-handset based			Dangaard Telecom
	handled	Price	revenue	Foreign Currency	Subtotal	Acquisition	Total

Distribution	(1%)	(19%)	3%	(3%)	(20%)	86%	66%
Logistic services	(1%)	(8%)	20%	7%	18%	37%	55%
Total	(1%)	(18%)	5%	(3%)	(17%)	82%	65%
The increase in distribution revenue for the year ended December 31, 2008 was due to the July 2007 acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have decreased 20% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the year ended December 31, 2007. The decrease in average selling price was due to a shift in demand to lower priced handsets in Europe compared to the prior year.
The increase in logistic services revenue for the year ended December 31, 2008 was primarily due to the acquisition of Dangaard Telecom. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 18% due to an increase in revenue from the sale of prepaid airtime in Sweden as well as an increase in revenue from non-handset based logistic services agreements from the re-launch of our Middle East based business in which we resumed operations in August 2007.
Gross Profit and Gross Margin

	Year Ended
	December 31,
		% of		% of
	2008	Total	2007	Total	Change

	(Amounts in 000s)
Distribution	$184,336	53%	$166,036	62%	11%
Logistic services	162,387	47%	103,338	38%	57%

Gross profit	$346,723	100%	$269,374	100%	29%

Distribution	4.4%		4.3%	0.1%	points
Logistic services	37.9%		28.9%	9.0%	points
Gross margin	7.5%		6.4%	1.1%	points

The 1.1 percentage point increase in gross margin for the year ended December 31, 2008 was driven by both a 0.1 percentage point increase in gross margin from our distribution business and a 9.0 percentage point increase in gross margin from our logistic services business. The increases in gross profit and gross margin from logistic services were driven by incremental logistic services gross profit and gross margin from the Dangaard Telecom operations as well the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, gross margin from logistic services was positively impacted by an improved cost structure resulting from the impact of spending reductions in our North America operations. The increases in distribution gross profit and gross margin were primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom.
Selling General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2008	2007	Change

	(Amounts in 000s)
SG&A expenses	$266,201	$184,979	(44%)
Percent of revenue	5.7%	4.4%	1.3%	points
The increase in SG&A expenses for the year ended December 31, 2008 compared to the prior year was primarily driven by the impact of the Dangaard Telecom and CellStar acquisitions. As a percent of revenue, SG&A expenses increased 1.3 percentage points. The increase in SG&A as a percent of revenue was largely driven by the impact of the Dangaard Telecom operations including the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in the markets in which we operate. SG&A expenses included $6.6 million and $6.1 million of non-cash stock based compensation expense for the year ended December 31, 2008 and 2007, respectively.
Amortization Expense
Amortization expense was $18.2 million for the year ended December 31, 2008, compared to $10.5 million for the prior year. The increase in amortization expense relates to finite-lived intangible assets acquired in connection with the CellStar and Dangaard Telecom transactions in 2007. We allocated the purchase price of the Dangaard Telecom and CellStar acquisitions based on the fair value of assets acquired and liabilities assumed. The assets acquired in connection with the Dangaard Telecom transaction included $123.1 million of finite-lived intangible assets assigned to the customer relationships as of July 31, 2007. The acquired finite-lived intangible assets have a useful life of approximately fifteen years and are being amortized over the period that the assets are expected to contribute to our future cash flows. The assets are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. We believe that these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed.
Goodwill Impairment Charge
Goodwill is subject to annual reviews for impairment based on a two-step test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We perform our annual goodwill impairment test in the fourth quarter of each year.
During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of our annual goodwill impairment test was that the carrying amount of the net assets allocated to the EMEA reporting unit exceeded the fair market value. The entire amount of goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The impairment charge was approved by our Board of Directors in February 2009. The goodwill allocated to the EMEA reporting unit is primarily related to the acquisition of Dangaard Telecom in July 2007. The impairment charge resulted from factors impacted by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which we operate. The impairment will not result in any current or future cash expenditures.

Restructuring Charge
Restructuring charge was $13.9 million for year ended December 31, 2008, compared to $8.7 million in the prior year. The restructuring charge for 2008 consists of $1.8 million in charges in connection with the previously announced sale of certain assets in Colombia, a $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom, a $3.6 million charge in connection with consolidating the Brightpoint and Dangaard operations in Germany during the first quarter of 2008, a $3.3 million charge related to the termination of the operating lease for our European headquarters in the fourth quarter of 2008, $1.7 million of charges associated with the closure of our Reno, Nevada distribution facility in the fourth quarter of 2008, $0.6 million of severance costs for other employees of our North America operations in the fourth quarter of 2008, and $1.8 million of other charges in connection with the previously announced realignment of our European operations.
Operating Income (Loss) from Continuing Operations

	Year Ended
	December 31,
		% of		% of
	2008	Total	2007	Total	Change

	(Amounts in 000s)
Americas	$38,669	NM	$43,709	67%	(12%)
Asia-Pacific	24,632	NM	32,389	50%	(24%)
EMEA	(307,823)	NM	17,856	27%	(1824%)
Corporate	(33,053)	NM	(28,748)	(44%)	15%

Total	$(277,575)	100%	$65,206	100%	(526%)

NM =	Not meaningful
Operating Income (Loss) as a Percent of Revenue by Division:

	Year Ended
	December 31,
	2008	2007	Change

Americas	4.3%	3.8%	0.5%	points
Asia-Pacific	2.1%	2.1%	0.0%	points
EMEA	(12.0%)	1.2%	(13.2%)	points
Total	(6.0%)	1.5%	(7.5%)	points
Operating income in our Americas division decreased $5.0 million primarily due weaker market conditions in North America compared to the prior year as well as the decrease in revenue resulting from the loss of key customers including Dobson Communications, Suncom, and Rural Cellular Corporation as a result of industry consolidation. Operating income as a percent of revenue increased 0.5 percentage points as a result of an increase in gross margin from an improved cost structure resulting from the impact of spending reductions in our North America operations, partially offset by a $1.8 million restructuring charge in connection with the sale of certain assets in Colombia and a $1.7 million restructuring charge associated with the closure of our Reno, Nevada distribution facility in the fourth quarter of 2008.
Operating income in our Asia-Pacific division decreased $7.8 million for the year ended December 31, 2008 primarily due to lower profitability from devices sold to customers served by our Singapore business. This decrease was partially offset by higher gross profit from our logistic services business in Australia compared to the same period in the prior year.
Operating income in our EMEA division decreased $325.7 million and 13.2 percentage points as a percent of revenue for the year ended December 31, 2008 primarily due to the $325.9 million goodwill impairment charge for the goodwill allocated to the EMEA reporting unit. Excluding the impact of the goodwill impairment charge, operating income for the year ended December 31, 2008 was relatively flat compared to the prior year despite the acquisition of Dangaard Telecom (which was only included in our operating results for the last five months of 2007) primarily due to lower than expected gross profit resulting from impact of selling through aged product at lower margins in an effort to improve overall aging of our inventory as well as overall weakness in the markets in which we operate. Excluding the impact of the goodwill impairment charge, operating income as a percent of revenue decreased 0.5 percentage points for the year ended December 31, 2008 primarily due to an increase in SG&A expenses for the year ended December 31, 2008 associated with the acquisition of Dangaard Telecom.
The increased operating loss from our corporate function for the year ended December 31, 2008 was due to an increase in professional fees and travel primarily due to our expanded global operations.
Interest
The components of interest, net are as follows:

	Year Ended
	December 31,
	2008	2007	Change

	(Amounts in 000s)
Interest expense	$27,777	$19,497	(42%)
Interest income	(4,901)	(2,055)	138%

Interest, net	$22,876	$17,442	(31%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The increase in interest expense for the year ended December 31, 2008 compared to the prior year was primarily due to the debt assumed in the Dangaard Telecom acquisition. We made $279.5 million of repayments of borrowings during the year ended December 31, 2008.
The increase in interest income for the year ended December 31, 2008 compared to the prior year is due to an inventory financing arrangement with certain customers in our Asia-Pacific division. The terms of these agreements have changed, and as a result, we do not expect to have interest income from them in the future.
Other Expense

	Year Ended
	December 31,
	2008	2007	Change

	(Amounts in 000s)
Other expenses	$7,045	$632	(1015%)
Percent of revenue	0.2%	0.0%	0.2%	points
The increase in other expense was primarily due to foreign currency transaction losses. Other expense for the year ended December 31, 2008 also includes a $0.9 million loss from the sale of shares of Tessco Technologies common stock resulting from a privately negotiated transaction with Tessco Technologies to sell these shares.
Income Tax Expense

	Year Ended
	December 31,
	2008	2007	Change

	(Amounts in 000s)
Income tax expense	$25,573	$369	(6830%)
Effective tax rate	NM	0.8%	NM
NM = not meaningful
Income tax expense for the year ended December 31, 2008 includes $18 million of charges related to valuation allowances on certain tax assets that are no longer expected to be utilized. Excluding these charges and the goodwill impairment charge, which is not deductible for tax purposes, our effective tax rate was 41% for the year ended December 31, 2008, primarily due to a shift in mix of income between jurisdictions.

Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles based on our abandonment this business in 2008. Details of discontinued operations for the year ended December 31, 2008 and 2007 are as follows (in thousands):

	Year Ended
	December 31,
	2008	2007

Revenue	$17,570	$63,992

Income (loss) from discontinued operations before income taxes	$(10,383)	$332
Income tax expense (benefit)	(1,116)	98

Gain (loss) from discontinued operations	$(9,267)	$234

In the first quarter of 2009, we expect to exit our operations in Poland and Turkey. We expect to record a charge of approximately $2.0 to $3.0 million related to the liquidation of these businesses which will be classified within loss from discontinued operations for the first quarter of 2009.
2007 RESULTS OF OPERATIONS
In 2008, we reclassified our operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe, Middle East and Africa reporting segment (EMEA). We also reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate section. Segment information as of and for the years ended December 31, 2007 and 2006 has been reclassified to conform to the 2008 presentation.
The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. This business was previously reported in our EMEA reporting segment.

Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	Change
		(Amounts in 000s)
Distribution revenue

Americas	$960,405	25%	$612,386	29%	57%
Asia-Pacific	1,495,234	38%	1,083,659	52%	38%
EMEA	1,422,464	37%	390,335	19%	264%

Total	$3,878,103	100%	$2,086,380	100%	86%

Logistic services revenue

Americas	$195,028	55%	$202,202	62%	(4)%
Asia-Pacific	36,030	10%	27,487	8%	31%
EMEA	127,122	35%	98,174	30%	29%

Total	$358,180	100%	$327,863	100%	9%

Total revenue

Americas	$1,155,433	27%	$814,588	34%	42%
Asia-Pacific	1,531,264	36%	1,111,146	46%	38%
EMEA	1,549,586	37%	488,509	20%	217%

Total	$4,236,283	100%	$2,414,243	100%	75%

	Year Ended
	December 31,
		% of		% of
	2007	Total	2006	Total	Change
		(Amounts in 000s)
Wireless devices sold through distribution

Americas	7,117	28%	4,294	33%	66%
Asia-Pacific	13,065	51%	7,282	57%	79%
EMEA	5,553	21%	1,266	10%	339%

Total	25,735	100%	12,842	100%	100%

Wireless devices handled through logistic services

Americas	52,492	92%	38,446	95%	37%
Asia-Pacific	1,756	3%	1,688	4%	4%
EMEA	2,959	5%	564	1%	425%

Total	57,207	100%	40,698	100%	41%

Total wireless devices handled

Americas	59,609	72%	42,740	80%	39%
Asia-Pacific	14,821	18%	8,970	17%	65%
EMEA	8,512	10%	1,830	3%	365%

Total	82,942	100%	53,540	100%	55%

The following table presents the percentage changes in revenue for the year ended December 31, 2007 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and acquisitions.

	2007 Percentage Change in Revenue vs. 2006
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign
	handled (1)	Price (2)	revenue	Currency	Subtotal (3)	Acquisitions	Total

Distribution	38%	(11%)	4%	3%	34%	52%	86%
Logistic services	9%	(4%)	(4%)	1%	2%	7%	9%
Total	34%	(10%)	2%	3%	29%	46%	75%

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue does not include changes in reported wireless devices.

(4)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and the acquisition of Dangaard Telecom on July 31, 2007.
Revenue and wireless devices handled by division:
Americas
(Amounts in 000s)

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	Change

REVENUE:
Distribution	$960,405	83%	$612,386	75%	57%
Logistic services	195,028	17%	202,202	25%	(4)%

Total	$1,155,433	100%	$814,588	100%	42%

WIRELESS DEVICES HANDLED :
Distribution	7,117	12%	4,294	10%	66%
Logistic services	52,492	88%	38,446	90%	37%

Total	59,609	100%	42,740	100%	39%

The following table presents the percentage changes in revenue for our Americas division by service line for the year ended December 31, 2007 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the CellStar acquisition.

	2007 Percentage Change in Revenue vs. 2006
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign		CellStar
	handled	Price	revenue	Currency	Subtotal	Acquisition	Total

Distribution	(2%)	39%	1%	0%	38%	19%	57%
Logistic services	14%	(7%)	(11%)	0%	(4%)	0%	(4%)
Total	2%	27%	(2%)	0%	27%	15%	42%
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
Asia-Pacific
(Amounts in 000s)

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	Change

REVENUE:
Distribution	$1,495,234	98%	$1,083,659	98%	38%
Logistic services	36,030	2%	27,487	2%	31%

Total	$1,531,264	100%	$1,111,146	100%	38%

WIRELESS DEVICES HANDLED :
Distribution	13,065	88%	7,282	81%	79%
Logistic services	1,756	12%	1,688	19%	4%

Total	14,821	100%	8,970	100%	65%

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the year ended December 31, 2007 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2007 Percentage Change in Revenue vs. 2006
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign
	handled	Price	revenue	Currency	Total

Distribution	74%	(42%)	3%	3%	38%
Logistic services	1%	3%	23%	4%	31%
Total	73%	(41%)	3%	3%	38%
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
EMEA
(Amounts in 000s)

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	Change

REVENUE:
Distribution	$1,422,464	92%	$390,335	80%	264%
Logistic services	127,122	8%	98,174	20%	29%

Total	$1,549,586	100%	$488,509	100%	217%

WIRELESS DEVICES HANDLED :
Distribution	5,553	65%	1,266	69%	339%
Logistic services	2,959	35%	564	31%	425%

Total	8,512	100%	1,830	100%	365%

The following table presents the percentage changes in revenue for the year ended December 31, 2007 by service line for our EMEA division compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the Dangaard Telecom acquisition.

	2007 Percentage Change in Revenue vs. 2006
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign		Dangaard
	handled	Price	revenue	Currency	Subtotal	Acquisition	Total

Distribution	2%	1%	10%	8%	21%	243%	264%
Logistic services	1%	(1%)	2%	4%	6%	23%	29%
Total	2%	1%	8%	7%	18%	199%	217%
The increase in distribution revenue was due primarily to the acquisition of Dangaard Telecom. The acquisition of Dangaard Telecom expanded our Europe operations to include nine countries in which we historically did not have a significant operating presence. In countries in which both companies had a significant operating presence, the acquisition of Dangaard Telecom allowed us to increase our market share. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division increased 21%. The increase in handset-based volume excluding the Dangaard Telecom operations was primarily due to an increase in wireless devices sold by our Finland and Slovakia operations. The increase in non-handset based revenue was due primarily to an increase in accessories and non-voice capable navigation devices sold.
The increase in logistic services revenue was due primarily to the acquisition of Dangaard Telecom, which was included in our results of operations beginning on August 1, 2007. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our EMEA division increased 6%.
Gross Profit and Gross Margin

	Year Ended
	December 31,
		% of		% of
	2007	Total	2006	Total		Change
	(Amounts in 000s)
Distribution	$166,036	62%	$81,869	54%		103%
Logistic services	103,338	38%	69,229	46%		49%

Gross profit	$269,374	100%	$151,098	100%		78%

Distribution	4.3%		3.9%	0.4	%points
Logistic services	28.9%		21.1%	7.8	%points
Gross margin	6.4%		6.3%	0.1	%points
The increase in gross profit in our distribution business was due to the growth in distribution revenue primarily related to the acquisitions of Dangaard Telecom and CellStar. The increase in distribution gross margin was primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom. The increase in gross margin in our EMEA division was partially offset by a decrease in gross margin in our Asia-Pacific division due to sales of the slow-moving inventory within Asia at lower prices in an effort to improve sell-through of these devices. The decrease in Asia-Pacific gross margin was partially offset by an increase in gross margin on devices sold to customers served by our Singapore business. Distribution gross margin in our Singapore business was significantly higher than historical levels during the second half of 2007 as a result of a strong product line-up from our largest supplier as well as favorable product allocations.
The increase in gross profit in our logistic services business was primarily due to the 7.8 percentage point increase in gross margin from logistic services. The increase in gross margin from logistic services was primarily driven by our Americas division as a result of improved operating efficiency, increased leverage of our cost infrastructure over higher volumes and a shift in mix to fee based prepaid airtime fulfillment (net method) from prepaid airtime transactions recorded using the gross method. The increase in wireless devices handled through logistic services in our Americas division was primarily driven by our successful launch of logistic services for T-Mobile during the second quarter of 2007 as well as an increase in devices handled for our existing customers. Logistic services gross margin was also positively impacted by an increase in logistic services gross profit and gross margin in our EMEA division resulting from the acquisition of Dangaard as well as improved profitability of our repair business in India.

Selling General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2007	2006	Change
	(Amounts in 000s)
SG&A expenses	$184,979	$102,161	(81%)
Percent of revenue	4.4%	4.2%	0.2%	points
As a percent of revenue, SG&A expenses increased 0.2% for the year ended December 31, 2007 compared to the prior year. SG&A expenses associated with the Dangaard operations represented $46.8 million of the overall increase in SG&A expenses for year ended December 31, 2007.
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
Restructuring charge
Restructuring charge was $8.7 million for the year ended December 31, 2007. In the fourth quarter of 2007, we decided to terminate Dangaard Telecom’s implementation of SAP enterprise resource planning and related software. As part of that decision, the Company determined that costs capitalized related to the project in the period after the acquisition of Dangaard Telecom were impaired under SFAS 144. Accordingly, an impairment charge of $7.1 million was recorded in our EMEA division. In addition, we recorded $1.4 million in severance and other costs to consolidate the Brightpoint and Dangaard Telecom operations in Germany.
Operating Income from Continuing Operations

	Year Ended
	December 31,
		% of		% of
	2007	Total	2006	Total	Change
	(Amounts in 000s)
Americas	$43,709	67%	$41,377	85%	6%
Asia-Pacific	32,389	50%	19,977	41%	62%
Europe	17,856	27%	10,417	21%	71%
Corporate	(28,748)	(44%)	(23,116)	(47%)	24%

Total	$65,206	100%	$48,655	100%	34%

Operating Income as a Percent of Revenue by Division:

	Year Ended
	December 31,
	2007	2006	Change

Americas	3.8%	5.1%	(1.3%) points
Asia-Pacific	2.1%	1.8%	0.3% points
Europe	1.2%	2.1%	(0.9%) points
Total	1.5%	2.0%	(0.5%) points

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
The increase in operating income from continuing operations in our EMEA division was primarily due to the acquisition of Dangaard Telecom, which significantly expanded our operations in Europe.
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
Interest
The components of interest, net are as follows:

	Year Ended
	December 31,
	2007	2006	Change
	(Amounts in 000s)
Interest expense	$19,497	$2,077	(839%)
Interest income	(2,055)	(1,725)	19%

Interest, net	$17,442	$352	(4855%)

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

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Year Ended December 31,
	2008	2007	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$272,806	$73,678	$199,128
Investing activities	(25,511)	(99,034)	73,523
Financing activities	(281,013)	65,765	(346,778)
Effect of exchange rate changes on cash and cash equivalents	(11,216)	7,420	(18,636)

Net increase (decrease) in cash and cash equivalents	$(44,934)	$47,829	$(92,763)

Net cash provided by operating activities was $272.8 million in 2008, a change of $199.1 million compared to prior year primarily due to:
•	$224.0 million more cash provided by working capital in 2008 compared to the prior year. Cash provided by working capital was $229.6 million for year ended December 31, 2008.
partially offset by:
•	$24.9 million more cash used in operating activities before changes in operating assets and liabilities in 2008 compared to the prior year.
Net cash used for investing activities was $25.5 million for 2008, a decrease of $73.5 million compared to prior year primarily due to:
•	$63.0 million less cash used for acquisitions during 2008 due primarily to the acquisition of certain assets and assumption of certain liabilities related to the U.S. operations and the Miami-based Latin America business of CellStar Corporation in 2007.
Net cash used in financing activities was $281.0 million, a change of $346.8 million compared to prior year primarily due to:
•	$279.5 million cash used for repayments of long-term debt compared to proceeds from long-term debt of $65.0 million in the prior year primarily related to debt assumed in the acquisition of Dangaard Telecom.
Cash Conversion Cycle

	Year Ended December 31,
	2008	2007
Days sales outstanding in accounts receivable	28	51
Days inventory on-hand	23	41
Days payable outstanding	(36)	(50)

Cash Conversion Cycle Days (1)	15	42

(1)	Our calculation of the cash conversion cycle for the year ended December 31, 2007 has not been adjusted to include pro-forma results of operations for the U.S. operations and the Miami-based Latin America business of CellStar Corporation and pro-forma results of operations for Dangaard Telecom. As a result, our cash conversion cycle days for 2007 are higher primarily due to the fact that daily sales and cost of products sold do not include a full year of sales and cost of products sold for these acquisitions.

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
During 2008, the cash conversion cycle decreased to 15 days from 42 days in 2007. The decrease in the cash conversion cycle was driven by an overall improvement in inventory levels as well as improved collections of accounts receivable.
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

	Year Ended December 31,
(Dollar amounts in thousands)	2008	2007
Days sales outstanding in accounts receivable:
Continuing operations revenue	$4,640,478	$4,236,283
Value-added taxes invoiced for continuing operations	260,496	217,749

Total continuing operations revenue and value-added taxes	$4,900,974	$4,454,032
Daily sales including value-added taxes	13,614	12,372
Continuing operations ending accounts receivable	$498,251	$739,090
Agency accounts receivable (1)	(114,598)	(111,409)

Accounts receivable excluding agency receivables	$383,653	$627,681
Days sales outstanding in accounts receivable(A)	28	51

Days inventory on-hand:
Continuing operations cost of revenue	$4,293,755	$3,966,909
Indirect product and service costs	(199,923)	(211,543)

Total continuing operations cost of products sold	$4,093,832	$3,755,366
Daily cost of products sold	11,372	10,432
Continuing operations ending inventory	$290,243	$460,411
Agency inventory (1)	(26,726)	(36,514)

Inventory excluding agency inventory	$263,517	$423,897
Days inventory on-hand(B)	23	41

Days payables outstanding in accounts payable:
Daily cost of products sold	$11,372	$10,432
Continuing operations ending accounts payable	$534,262	$660,400
Agency accounts payable (1)	(117,688)	(136,117)

Accounts payable excluding agency payables	$416,574	$524,283
Days payable outstanding(C)	36	50

Cash conversion cycle days (A+B-C)	15	42

(1)	Agency accounts receivable, inventory and accounts payable represent amounts on our balance sheet that include the full value of the product for which the revenue associated with these transactions is recorded under the net method (excluding the value of the product sold).
Borrowings
The table below summarizes borrowing capacity that was available to us as of December 31, 2008 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$174,106	$174,106	$—	$—
Global Credit Facility	300,000	1,501	291	298,208
Other	52,024	798	4,825	46,401

Total	$526,130	$176,405	$5,116	$344,609

In January 2009 we made additional principal payments of approximately $33.0 million on our Global Term Loans. With these payments, we have no required principal payments on our Global Term Loans until April 2011.
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

	December 31,
	2008	2007	% Change
	(Amounts in 000s)
Unrestricted cash	$56,632	$101,582	(44%)
Unused borrowing availability	344,609	130,435	164%

Liquidity	$401,241	$232,017	73%

At December 31, 2008 we were in compliance with the covenants in each of our material credit agreements. Our credit agreements contain two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). It may not exceed 3.0 at the end of any fiscal quarter. As of December 31, 2008, our leverage ratio was 1.6. The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense. The interest coverage ratio may not fall below 4.0 as of the end of any fiscal quarter. As of December 31, 2008, our interest coverage ratio was 5.1.
We believe that we will continue to be in compliance with our debt covenants throughout 2009. However, there continues to be a great deal of uncertainty regarding the current economic downturn and the impact it will have on the wireless device industry during 2009. Due to this uncertainty, there is always the possibility that economy will decline faster than we can react with spending and debt reduction, which increases the risk of not complying with our debt covenants. We expect the spending reductions and debt reductions we achieved in 2008, combined with our 2009 Spending and Debt Reduction Plan, will allow us to be in compliance with these debt covenants in 2009. However, if we are not able to reduce spending or debt enough to offset a significant unforeseen decline in market conditions, there can be no assurances that we will remain in compliance throughout the next four fiscal quarters. Capital expenditures were $21.6 million, $20.2 million and $20.8 million for 2008, 2007 and 2006. Capital expenditures were primarily related to investments in our information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities. Expenditures for capital resources historically have been composed of information systems, leasehold improvements and warehouse equipment. We expect this pattern to continue in future periods. A key component of our strategic plan is geographic expansion. We expect our level of capital expenditures to be affected by our geographic expansion activity.
We believe that existing capital resources and cash flows provided by future operations will enable us to maintain our current level of operations and our planned operations including capital expenditures for the foreseeable future. However, we believe that our existing balances, our anticipated cash flows from operations and our unused borrowing availability will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
We have agreements with unrelated third-parties for the factoring of specific accounts receivable in our Spain and Germany operations in order to reduce the amount of working capital required to fund such receivables. Our Credit Agreement permits the factoring of up to $250 million of receivables in our operations outside of the U.S. The factoring of accounts receivable under these agreements are accounted for as sales in accordance with SFAS 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and accordingly, are accounted for as off-balance sheet arrangements. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. We are the collection agent on behalf of the third parties for these arrangements and have no significant retained interests or servicing liabilities related to the accounts receivable that we have sold.
At December 31, 2008, we had sold $59.8 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. Fees paid under these programs were $3.1 million for the year ended December 31, 2008.
We have been notified that the factoring agreement in Germany will terminate in the middle of 2009. At this time, we are attempting to replace this agreement with a similar factoring agreement, however there can be no assurances that we will be successful. A new agreement may contain higher fees, which would increase the amount of bank adjusted EBITDA required to remain in compliance with our interest coverage ratio.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2008.

	Payments due by Period
		Less than	1 to 3	3 to 5
	Total	1 Year	Years	Years	Thereafter
	(Amounts in 000s)
Operating leases	$108,232	$23,195	$37,047	$13,825	$34,165
Total borrowings	176,405	798	175,607	—	—
Interest on third party debt and lines of credit (1)	27,613	10,408	17,205	—	—
Purchase obligations(2)	16,056	16,056	—	—	—
Pension obligation	3,155	—	—	249	2,906
Letters of credit	5,116	5,116	—	—	—

Total	$336,577	$55,573	$229,859	$14,074	$37,071

(1)	Interest on third party debt is calculated based on the interest rate as of December 31, 2008 and repayments of outstanding debt in accordance with our credit agreement. Interest does not include the effects of any prepayments of borrowings permitted under the credit agreement. Prepayments could significantly decrease interest obligations in future years.

(2)	Purchase obligations exclude agreements that are cancelable without penalty.
In addition to the amounts shown in the table above, $1.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

In January 2009 we made additional principal payments of approximately $33.0 million on our Global Term Loans. With these payments, we have no required principal payments on our Global Term Loans until April 2011.
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
For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim period’s effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at the expected realizable value. At December 31, 2008, total deferred tax assets were $27.6 million, net of $26.1 million of valuation allowances.
Goodwill and Long-lived Asset Impairment
We assess goodwill for impairment annually, or more frequently if indicators of impairment are present. We perform our annual impairment analysis during the fourth quarter. In our impairment analysis we estimate the fair value of an enterprise based on the present value of anticipated future cash flows. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of our annual goodwill impairment test was that the carrying amount of the net assets allocated to the EMEA reporting unit exceeded the fair market value. The entire amount of goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The impairment charge was approved by our Board of Directors in February 2009. The goodwill allocated to the EMEA reporting unit is primarily related to the July 2007 acquisition of Dangaard Telecom. The impairment charge resulted from factors impacted by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which we operate. The impairment will not result in any current or future cash expenditures.

Based on the impairment analysis for the Americas and Asia-Pacific reporting units in the fourth quarter of 2008, we determined that there was no impairment of the goodwill allocated to those reporting units. A 10% change in the anticipated future cash flows for either reporting unit would not have resulted in any additional impairment.
Under U.S. generally accepted accounting principles, we test our long-lived assets for impairment whenever there are indicators that the carrying value of the assets may not be recoverable. For long-lived assets recoverability testing, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.
The goodwill impairment of the EMEA reporting unit was an indicator that the carrying amount of the long-lived assets of that reporting unit might not be recoverable. We performed a recoverability test in the fourth quarter of 2008 based on the estimated undiscounted cash flows attributable to the long-lived assets and determined that they were not impaired. A 10% change in the estimated undiscounted cash flows would not have resulted in any impairment.
Our 2009 Spending and Debt Reduction Plan may result in the exiting of lower profitability programs if we are unsuccessful in renegotiating the terms of the programs that do not currently meet our requirements for returns on invested capital. Exiting these programs might result in future impairment charges for the related long-lived assets.
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

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008	24%	25%	25%	26%
2007	23%	23%	25%	29%
2006	22%	24%	25%	29%
The industry data above is based on Company and industry analyst estimates.
The seasonal patterns for wireless devices handled by us have been as follows:

Year	1st Quarter	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (1)

2008	26%	24%	24%	26%
2007	18%	23%	27%	32%
2006	23%	25%	24%	28%

(1)	Our calculation of seasonality for the year ended December 31, 2007 has not been adjusted to include pro-forma results of operations for the U.S. operations and the Miami-based Latin America business of CellStar Corporation and pro-forma results of operations for Dangaard Telecom.
FORWARD LOOKING AND CAUTIONARY STATEMENTS
Certain information in this Form 10-K may contain forward-looking statements regarding future events or the future performance of the Company. These risk factors include, without limitation, uncertainties relating to customer plans and commitments, including, without limitation, (i) the current economic downturn could cause a severe disruption in our operations; (ii) fluctuations in regional demand patterns and economic factors could harm our operations; (iii) our debt facilities could prevent us from borrowing additional funds, if needed; (iv) collections of our accounts receivable; (v) our reliance on suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases; (vi) a significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks; (vii) the loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows; (viii) the impact that seasonality may have on our business and results; (ix) we buy a significant amount of our products from a limited number of suppliers, and they may not provide us with competitive products at reasonable prices when we need them in the future; (x) our business could be harmed by consolidation of mobile operators; (xi) we make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions; (xii) the fact that a substantial number of shares are eligible for future sale by Dangaard Holding and the sale of those shares could adversely affect our stock price; (xiii) our future operating results will depend on our ability to continue to increase volumes and maintain margins; (xiv) our ability to expand and implement our future growth strategy, including acquisitions; (xv) uncertainty regarding whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xvi) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures; (xvii) rapid technological changes in the wireless communications and data industry; (xviii) effect of natural disasters, epidemics, hostilities or terrorist attacks on our operations; (xix) intense industry competition; (xx) our ability to manage and sustain future growth at our historical or current rates; (xxi) our ability to continue to enter into relationships and financing that may provide us with minimal returns or losses on our investments; (xxii) our ability to attract and retain qualified management and other personnel, cost of complying with labor agreements and high rate of personnel turnover; (xxiii) protecting our proprietary information; (xxiv) our obligations under certain debt, lease and other contractual arrangements; (xxv) our dependence on our computer and communications systems; (xxvi) uncertainty regarding future volatility in our Common Stock price; (xxvii) potential dilution to existing shareholders from the issuance of securities under our long-term incentive plans. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. The words “believe,” “expect,” “anticipate,” “estimate” “intend,” “likely”, “will”, “should” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date that such statement was made. We undertake no obligation to update any forward-looking statement.

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
Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through the purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would have had no material impact on our results of operations for 2008 or 2007. At December 31, 2008, we had no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.
Interest Rate Risk Management
We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include short-term marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. To mitigate interest rate risks, we utilize interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates.
We are exposed to interest rate risk associated with our borrowing arrangements. Our risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. We use interest rate swaps to manage interest rate exposure. At December 31, 2008, swaps with a total notional amount of $65 million were outstanding. These swaps have maturity dates ranging from 2009-2012. These derivative instruments are designated as hedges under SFAS 133. Changes in market value, when effective, are recorded in “Accumulated other comprehensive income” in our Consolidated Balance Sheet. Amounts are recorded to interest expense as settled. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. The fair value liability associated with those swaps was $4.7 million at December 31, 2008.

Item 8. Financial Statements and Supplementary Data.

Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue
Distribution revenue	$4,211,811	$3,878,103	$2,086,380
Logistic services revenue	428,667	358,180	327,863

Total revenue	4,640,478	4,236,283	2,414,243

Cost of revenue
Cost of distribution revenue	4,027,475	3,712,067	2,004,511
Cost of logistic services revenue	266,280	254,842	258,634

Total cost of revenue	4,293,755	3,966,909	2,263,145

Gross profit	346,723	269,374	151,098

Selling, general and administrative expenses	266,201	184,979	102,161
Amortization expense	18,246	10,528	291
Goodwill impairment charge	325,947	—	—
Restructuring charge (benefit)	13,904	8,661	(9)

Operating income (loss) from continuing operations	(277,575)	65,206	48,655

Interest, net	22,876	17,442	352
Other (income) expenses	7,045	632	(88)

Income (loss) from continuing operations before income taxes	(307,496)	47,132	48,391

Income tax expense	25,573	369	12,231

Income (loss) from continuing operations before minority interest	(333,069)	46,763	36,160

Minority interest, net of taxes	362	347	—

Income (loss) from continuing operations	(333,431)	46,416	36,160

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(9,267)	234	(388)
Gain (loss) on disposal of discontinued operations	584	744	(162)

Total discontinued operations, net of income taxes	(8,683)	978	(550)

Net income (loss)	$(342,114)	$47,394	$35,610

Earnings per share — basic:
Income (loss) from continuing operations	$(4.26)	$0.76	$0.74
Discontinued operations, net of income taxes	(0.11)	0.02	(0.01)

Net income (loss)	$(4.37)	$0.78	$0.73

Earnings per share — diluted:
Income (loss) from continuing operations	$(4.26)	$0.73	$0.72
Discontinued operations, net of income taxes	(0.11)	0.02	(0.01)

Net income (loss)	$(4.37)	$0.75	$0.71

Weighted average common shares outstanding:
Basic	78,202	61,174	49,104

Diluted	78,202	63,571	50,554

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets

	December 31,
(Amounts in thousands)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$57,226	$102,160
Accounts receivable (less allowance for doubtful accounts of $11,217 in 2008 and $17,157 in 2007)	499,541	754,238
Inventories	290,243	474,951
Other current assets	61,392	69,261

Total current assets	908,402	1,400,610

Property and equipment, net	56,463	55,732
Goodwill	51,439	349,646
Other intangibles, net	107,286	135,431
Other assets	22,770	30,942

Total assets	$1,146,360	$1,972,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534,906	$666,085
Accrued expenses	137,957	189,415
Current portion of long-term debt	—	19,332
Lines of credit and other short-term borrowings	798	—

Total current liabilities	673,661	874,832

Long-term liabilities:
Lines of credit, long-term	1,501	208,399
Long-term debt	174,106	233,122
Other long-term liabilities	46,528	54,425

Total long-term liabilities	222,135	495,946

Total liabilities	895,796	1,370,778

COMMITMENTS AND CONTINGENCIES

Minority interest	—	818

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 88,730 issued in 2008 and 88,418 issued in 2007	887	884
Additional paid-in-capital	625,415	584,806
Treasury stock, at cost, 7,063 shares in 2008 and 6,930 shares in 2007	(59,983)	(58,695)
Retained earnings (deficit)	(312,647)	29,467
Accumulated other comprehensive income (loss)	(3,108)	44,303

Total shareholders’ equity	250,564	600,765

Total liabilities and shareholders’ equity	$1,146,360	$1,972,361

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$(342,114)	$47,394	$35,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,734	24,747	12,234
Non-cash compensation	6,557	6,104	6,005
Restructuring charge (benefit)	13,904	8,661	(9)
Goodwill impairment charge	325,947	—	—
Change in deferred taxes	1,874	(25,624)	(3,020)
Minority interest	362	347	—
Other non-cash	(54)	6,460	2,126

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	200,042	(123,195)	(41,135)
Inventories	161,573	160,596	(258,070)
Other operating assets	(9,929)	(7,156)	(1,542)
Accounts payable and accrued expenses	(122,090)	(24,656)	197,918

Net cash provided by (used in) operating activities	272,806	73,678	(49,883)

Investing activities
Capital expenditures	(21,642)	(20,247)	(20,779)
Acquisitions, net of cash acquired	(5,877)	(68,902)	(1,413)
Decrease (increase) in other assets	2,008	(9,885)	5,106

Net cash used in investing activities	(25,511)	(99,034)	(17,086)

Financing activities
Net proceeds from (repayments on) credit facilities	(205,894)	168,493	15,825
Repayments on debt assumed from Dangaard Telecom	—	(348,736)	—
Proceeds from Global Term Loans	—	250,000	—
Repayments on Global Term Loans	(73,616)	(4,726)	—
Deferred financing costs paid	(330)	(4,597)	—
Purchase of treasury stock	(1,288)	(400)	(18,367)
Excess tax benefit from equity based compensation	76	1,602	8,690
Proceeds from common stock issuances under employee stock option plans	39	4,129	5,760

Net cash provided by (used in) financing activities	(281,013)	65,765	11,908
Effect of exchange rate changes on cash and cash equivalents	(11,216)	7,420	3,171

Net increase (decrease) in cash and cash equivalents	(44,934)	47,829	(51,890)
Cash and cash equivalents at beginning of year	102,160	54,331	106,221

Cash and cash equivalents at end of year	$57,226	$102,160	$54,331

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Year ended December 31,
	2008		2007		2006
Common stock:
Balance at beginning of year	$884		$575		$559
Issued in connection with employee stock plans and related income tax benefit	3		9		16
Issued for purchase of Dangaard Telecom			300		—

Balance at end of year	887		884		575

Additional paid-in capital:
Balance at beginning of year	584,806		266,756		258,443
Issued in connection with employee stock plans and related income tax benefit	6,859		14,600		8,313
Issued for purchase of Dangaard Telecom	33,750		303,450		—

Balance at end of year	625,415		584,806		266,756

Retained earnings (deficit):
Balance at beginning of year	29,467		(17,918)		(53,528)
Net income (loss)	(342,114)	$(342,114)	47,394	$47,394	35,610	$35,610
Adjustment to adopt FASB Interpretation 48, net of tax	—		(9)		—

Balance at end of year	(312,647)		29,467		(17,918)

Accumulated other comprehensive income (loss):
Balance at beginning of year	44,303		3,710		(4,379)
Currency translation of foreign investments		(44,901)		41,001		8,548
Unrealized gain on marketable securities classified as available for sale, net of tax:						—
Net gain (loss) arising during the period		(2,087)		1,159
Reclassification adjustment for losses included in net income		928
Unrealized loss on derivative instruments, net of tax		(1,219)		(1,598)		—
Adjustment to adopt Statement of Financial Accounting Standards 158, net of tax	—		—		(459)
Pension benefit obligation		(132)		31		—

Other comprehensive income (loss)	(47,411)	(47,411)	40,593	40,593	8,548	8,548

Total Comprehensive income (loss)		$(389,525)		$87,987		$44,158

Balance at end of year	(3,108)		44,303		3,710

Treasury stock:
Balance at beginning of year	(58,695)		(58,295)		(39,928)
Purchase of treasury stock	(1,288)		(400)		(18,367)

Balance at end of year	(59,983)		(58,695)		(58,295)

Unearned compensation:
Balance at beginning of year	—		—		(12,125)
Change in restricted stock unearned compensation, net	—		—		12,125

Balance at end of year	—		—		—

Total shareholders’ equity	$250,564		$600,765		$194,828

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Brightpoint, Inc. (the Company) is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry including wireless network operators (also referred to as “mobile operators”), Mobile Virtual Network Operators (MVNOs) and manufacturers. The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, Italy, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. The Company provides integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. The Company’s customers include mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. The Company distributes wireless communication devices and provides value-added distribution and logistic services for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Siemens, Sony Ericsson and UTStarcom.
The Company is incorporated under the laws of the State of Indiana.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation. During 2008 the Company acquired the remaining 24% minority interest of the Moobi Norway A/S subsidiary for approximately $2.9 million.
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
For distribution revenue, which is recorded using the gross method, the criteria of SAB 104 are generally met upon shipment to customers, including title transfer; and therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery; and therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance with the provisions of SAB 104. Sales are recorded net of discounts, rebates, returns and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance) or other arrangements.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
For logistic services revenue, the criteria of SAB 104 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. In general, logistic services are fee-based services. The Company has certain arrangements for which it records receivables, inventory and payables based on the gross amount of the transactions; however, the Company records revenue for these logistic services at the amount of net margin because it is acting as an agent for mobile operators as defined by Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company also records revenue from the sale of prepaid airtime within logistic services. In certain circumstances, the Company recognizes revenue for the sales of prepaid airtime using the gross method (based on the full sales price of the airtime to its customers) because the Company has general inventory risk, latitude in setting price and other gross reporting indicators as defined by EITF 99-19. If all of the Company’s prepaid airtime transactions that are currently recorded using the gross method were accounted for using the net method, logistic services revenue would have been lower by $102.1 million, $90.2 million and $121.7 million for 2008, 2007 and 2006.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
No customer accounted for 10% or more of the Company’s revenue in 2008. In 2007 and 2006, Generation Next Group (formerly Computech), a customer of the Company’s Singapore operations (2007) and the Company’s Brightpoint Asia Limited operations (2006), accounted for approximately 10% and 13% of the Company’s total revenue and 29% and 29% of the Asia-Pacific division’s revenue. The loss or a significant reduction in business activities by the Company’s customers could have a material adverse affect on the Company’s revenue and results of operations.
The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Nokia products represented approximately 26%, 30% and 39% of total units handled in 2008, 2007 and 2006. The Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of its subsidiaries in support of their vendor credit facilities. The payment terms received from the Company’s suppliers is dependent on several factors, including, but not limited to, the Company’s payment history with the supplier, the supplier’s credit granting policies, contractual provisions, the Company’s overall credit rating as determined by various credit rating agencies, the Company’s recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company’s control, could have a material adverse effect on the Company’s operations. The Company believes that its relationships with its suppliers are satisfactory; however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable on an on-going basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. In the majority of circumstances, the Company has obtained credit insurance to mitigate its credit risk.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Inventories
Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. In-bound freight expense is capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing, price protection or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market. During the year ended December 31, 2008, the Company had $8.8 million of inventory valuation adjustments related to its locally branded PC notebook business in Slovakia. The Company has abandoned that business, and the results of operations for this business have been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles as further discussed in footnote 6. The Company had no individually significant inventory valuation adjustments during year ended December 31, 2007.
Fair Value of Financial Instruments
The carrying amounts at December 31, 2008 and 2007, of cash and cash equivalents, pledged cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at December 31, 2008 and 2007 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
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
The Company is exposed to interest rate risk associated with its borrowing arrangements. The Company’s risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company uses interest rate swaps to manage interest rate exposure. At December 31, 2008, swaps with a total notional amount of $65.0 million were outstanding. These swaps have maturity dates ranging from 2009-2012, and approximately $0.4 million of unrealized losses are expected to be reclassified into earnings during the year ended December 31, 2009. These derivative instruments are designated as cash flow hedges under SFAS 133. Changes in market value, when effective, are recorded in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheet. Amounts are recorded to interest expense as settled. A 10% change in short-term borrowing rates during the quarter would have resulted in an immaterial change in interest expense. The fair value liability associated with those swaps was $4.7 million at December 31, 2008 and is included as a component of “Accrued expenses” (for the portion that matures during 2009) and “Other long-term liabilities” (for the portion that matures after 2009). in the Consolidated Balance Sheet. The Company has approximately $2.8 million of unrealized losses included as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. The provisions of SFAS 157 were effective for the Company on January 1, 2008 for financial assets and liabilities and are effective for the Company on January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on the Company’s financial statements. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices
	Balance at	in active	Significant other
	December 31,	markets	observable
	2008	(Level 1)	inputs (Level 2)

Financial instruments classified as assets
Forward foreign currency contracts	$63	$—	$63

Financial instruments classified as liabilities
Interest rate swaps	$4,657	$—	$4,657
Forward foreign currency contracts	1,051	—	1,051
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
Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets
The Company follows the principles of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2008 and 2007, the finite-lived intangible assets total $107.3 million and $135.4 million, net of accumulated amortization of $27.8 million and $12.2 million and are currently being amortized over three to fourteen years. The following sets forth amortization expense for finite-lived intangible assets the Company expects to recognize over the next five years (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

2009	16,186
2010	15,655
2011	14,790
2012	11,576
2013	9,539
For the years ended December 31, 2008 and 2007, the Company incurred no impairment charges for long-lived tangible and finite-lived intangible assets.
Goodwill
The Company follows the principles of SFAS 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but rather tested annually for impairment. The Company’s reporting units are its three geographic segments, the Americas, EMEA, and Asia-Pacific.
During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of the Company’s annual goodwill impairment test was that the carrying amount of the net assets allocated to the Europe, Middle East, and Africa (EMEA) reporting unit exceeded the fair market value. The Company calculated fair value for the EMEA reporting unit based on the market price of similar groups of net assets and the expected investment returns on the group of net assets. The entire amount of goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The impairment charge was approved by the Company’s Board of Directors in February 2009. The goodwill allocated to the EMEA reporting unit is primarily related to the acquisition of Dangaard Telecom in July 2007. The impairment charge resulted from factors impacted by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which the Company operates. The impairment will not result in any current or future cash expenditures. In the fourth quarter of 2007 and 2006, the Company performed the required annual impairment test on its goodwill and incurred no impairment charges.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2008 and 2007 are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total

Balance at December 31, 2006	$611	$4,584	$1,781	$6,976
Goodwill from acquisitions	48,522	272,853	—	321,375
Effects of foreign currency fluctuation	—	21,101	194	21,295

Balance at December 31, 2007	$49,133	$298,538	$1,975	$349,646
Goodwill from acquisitions	765	44,219	—	44,984
Goodwill impairment charge	—	(325,947)	—	(325,947)
Effects of foreign currency fluctuation	—	(16,810)	(434)	(17,244)

Balance at December 31, 2008	$49,898	$—	$1,541	$51,439

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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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

	Year Ended December 31,
	2008	2007	2006

Income (loss) from continuing operations	$(333,431)	$46,416	$36,160
Discontinued operations, net of income taxes	(8,683)	978	(550)

Net Income (Loss)	$(342,114)	$47,394	$35,610

Earnings per share — basic:
Income (loss) from continuing operations	$(4.26)	$0.76	$0.74
Discontinued operations, net of income taxes	(0.11)	0.02	(0.01)

Net income (loss)	$(4.37)	$0.78	$0.73

Earnings per share — diluted:
Income (loss) from continuing operations	$(4.26)	$0.73	$0.72
Discontinued operations, net of income taxes	(0.11)	0.02	(0.01)

Net income (loss)	$(4.37)	$0.75	$0.71

Weighted average shares outstanding for basic earnings per share	78,202	61,174	49,104
Net effect of dilutive stock options, restricted stock units, shares held in escrow, and restricted stock based on the treasury stock method using average market price	—	2,397	1,450

Weighted average shares outstanding for diluted earnings per share	78,202	63,571	50,554

At December 31, 2008, approximately 4.1 million stock options and restricted stock units were excluded from the computation of dilutive earnings per share because the effect of including these shares would have been anti-dilutive to diluted earnings per share.
The Company excluded 2.0 million shares held in escrow issued in connection with the purchase of Dangaard Telecom from the weighted average shares outstanding for basic earnings per share until the end of the escrow period as required under the treasury stock method. The weighted average impact of the 2.0 million shares held in escrow is included in the reconciliation to the calculation of weighted average shares outstanding for diluted earnings per share.

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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on January 1, 2009. Based on the conditions that existed as of December 31, 2008, the Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement enhances disclosures about derivative and hedging activities. The provisions of SFAS 161 are effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.
Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe, the Middle East, and Africa (EMEA). The Company’s operating components have been aggregated into these three geographic reporting segments.
During 2008, the Company reclassified its operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe Middle East and Africa reporting segment (EMEA). Also in 2008, the Company reclassified the financial information related to the global IT support cost center from the Asia-Pacific region to the Corporate and Reconciling section of the segment information presented below. Segment information as of and for the year ended December 31, 2007 and 2006 have been reclassified to conform to the 2008 presentation.
The Company evaluates the performance of and allocates resources to these segments based on operating income from continuing operations (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s operations by segment is presented below (in thousands) for 2008, 2007 and 2006:

Brightpoint, Inc.
Notes to Consolidated Financial Statements

				Corporate and
	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

2008:
Distribution revenue	$705,229	$1,143,293	$2,363,289	$—	$4,211,811
Logistic services revenue	184,188	47,924	196,555	—	428,667

Total revenue from external customers	$889,417	$1,191,217	$2,559,844	$—	$4,640,478

Operating income (loss) from continuing operations	$38,669	$24,632	$(307,823)	$(33,053)	$(277,575)
Depreciation and amortization	9,950	2,143	23,540	1,101	36,734
Goodwill impairment charge	—	—	325,947	—	325,947
Capital expenditures	4,476	1,778	10,981	4,407	21,642
Total segment assets	244,922	198,779	690,882	11,777	1,146,360

2007:
Distribution revenue	$960,405	$1,495,234	$1,422,464	$—	$3,878,103
Logistic services revenue	195,028	36,030	127,122	—	358,180

Total revenue from external customers	$1,155,433	$1,531,264	$1,549,586	$—	$4,236,283

Operating income (loss) from continuing operations	$43,709	$32,389	$17,856	$(28,748)	$65,206
Depreciation and amortization	10,236	2,537	11,008	966	24,747
Capital expenditures	10,937	2,736	6,132	442	20,247
Total segment assets	354,910	218,953	1,339,679	58,819	1,972,361

2006:
Distribution revenue	$612,386	$1,083,659	$390,335	$—	$2,086,380
Logistic services revenue	202,202	27,487	98,174	—	327,863

Total revenue from external customers	$814,588	$1,111,146	$488,509	$—	$2,414,243

Operating income (loss) from continuing operations	$41,377	$19,977	$10,417	$(23,116)	$48,655
Depreciation and amortization	8,581	2,188	893	572	12,234
Capital expenditures	16,873	1,228	767	1,911	20,779
Total segment assets	226,634	371,984	154,414	25,321	778,353
Operating loss for the EMEA reporting segment for the year ended December 31, 2008 includes the $325.9 million goodwill impairment charge discussed above.
Information about Geographic Areas:

	2008	2007	2006
	Total Revenue (1)

Americas
United States	$829,280	$1,114,040	$790,137
Other (2)	60,137	41,393	24,451

Total Americas	$889,417	$1,155,433	$814,588

Asia-Pacific
Singapore	732,647	939,450	—
Other (2)	458,570	591,814	1,111,146

Total Asia-Pacific	$1,191,217	$1,531,264	$1,111,146

EMEA
Germany	453,623	298,375	118,050
Other (2)	2,106,221	1,251,211	370,459

Total EMEA	$2,559,844	$1,549,586	$488,509

Total	$4,640,478	$4,236,283	$2,414,243

Brightpoint, Inc.
Notes to Consolidated Financial Statements

(1)	Revenues are attributable to country based on selling location.

(2)	“Other” represents geographic areas that are individually less than 10% of the total revenue for all operating segments.

	2008	2007
	Long-Lived Assets (1)
United States	$34,765	$31,868
Other	21,698	23,864

	$56,463	$55,732

(1)	Consists of property and equipment, net of accumulated depreciation.
2. Stock Based Compensation
The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.
Amended 2004 Long-Term Incentive Plan
During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 2.0 million shares of common stock in the aggregate. In 2008, the Company’s shareholders voted to amend the LTI Plan to increase the shares eligible for issuance by 2.2 million shares. There are 6.2 million common shares reserved for issuance under the LTI Plan, of which approximately 4.6 million and 2.6 million were authorized but unissued at December 31, 2008 and 2007. Under this LTI Plan, 3.0 million shares remained available for grant as of December 31, 2008.
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
Amended and Restated Independent Director Stock Compensation Plan
Effective January 1, 2008, the Company’s Corporate Governance Principles were amended by unanimous written consent of the Board of Directors of the Company to eliminate the previous requirement that 50% of each Independent Director’s annual compensation be paid in common stock unless a threshold amount of share holdings equal to 200% of annual Board compensation has not already been attained. Accordingly, the director’s fees are paid entirely in the form of an annual cash retainer.
As part of the amendment to the LTI plan discussed above, in 2008 the Company’s shareholders voted to terminate the Amended and Restated Independent Director Stock Compensation Plan.
Stock Options
The exercise price of stock options granted under the LTI Plan may not be less than the fair market value of a share of common stock on the date of the grant. Options generally become exercisable in periods ranging from one to three years after the date of the grant. The Company did not grant stock options under its equity compensation plans during 2008:

Brightpoint, Inc.
Notes to Consolidated Financial Statements

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Options	Price	Life	December 31

Outstanding at January 1	560,150	$7.67
Granted	—	—
Exercised	(17,236)	2.27
Forfeited	(20,200)	10.53
Expired	(45,450)	7.84

Outstanding at December 31	477,264	$7.73	1.29	$—

Exercisable at December 31	413,959	$7.15	0.99	$—
The following table summarizes information about the fixed price stock options outstanding at December 31, 2008:

				Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Outstanding at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2008	Life	Price	2008	Price

$5.64 — $6.51	30,000	0.24 years	$6.38	30,000	$6.38
$6.78 — $6.78	198,118	1.13 years	6.78	198,118	6.78
$7.08 — $7.08	5,250	1.42 years	7.08	5,250	7.08
$7.48 — $7.48	152,100	1.01 years	7.48	152,100	7.48
$8.03 — $13.43	91,796	2.42 years	10.67	28,491	8.78

	477,264		$7.73	413,959	$7.15
The per-share weighted average fair value of stock options granted in 2007 was $11.76. The Company did not grant stock options under its equity compensation plans during 2006. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Risk-free interest rate	4.88%
Dividend yield	0.00%
Expected volatility	0.51
Expected life of the options (years)	3.26
Restricted Stock Units
For the year ended December 31, 2008, the Company granted 791,674 shares of restricted stock units with a weighted average grant date fair value of $10.89 per share:

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value as of
	Units	Price	Life	December 31

Outstanding at January 1	910,224	$—
Granted	791,674	—
Released	(298,049)	—
Forfeited	(54,045)	—

Outstanding at December 31	1,349,804	$—	1.4	$5,871,647

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Awards
During 2008, the Company did not grant any restricted stock awards:

		Weighted	Weighted
		Average	Average
	Restricted	Grant	Remaining
	Stock	Date	Contractual
	Awards	Fair Value	Life

Outstanding at January 1	1,105,509	$9.36
Granted	—	—
Released	(358,502)	8.66
Forfeited	—	—

Outstanding at December 31	747,007	$9.70	4.33
The weighted average fair value of restricted stock units granted during 2007 and 2006 was $10.99 and $19.94 per share. The weighted average fair value of restricted stock awards granted during 2007 and 2006 was $13.73 and $21.06 per share.
The Company typically grants performance based equity awards during the first quarter of the fiscal year. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture typically vest in three equal annual installments beginning with the first anniversary of the grant.
The total intrinsic value of options exercised and restricted stock released (vested) during 2008, 2007 and 2006 was $6.6 million, $7.5 million and $25.0 million. As of December 31, 2008, total compensation cost related to non-vested awards not yet recognized was $11.1 million of which approximately one-third will be recognized in each of the next three fiscal years. In addition, the Company will recognize compensation expense for any new awards granted subsequent to December 31, 2008.
3. Acquisitions
Effective December 31, 2008, the Company acquired the assets of Bradian Warehousing and Distribution (Pty), Ltd. for $1.4 million. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable for each of the three fiscal years after acquisition. The total earn out payments will in no event exceed 20.5 million South African Rand (approximately $2.2 million as of December 31, 2008).
On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at the date of closing. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments will in no event exceed 3.6 million pounds sterling (approximately $5.2 million as of December 31, 2008). Results of operations related to this acquisition are included in the Company’s Consolidated Statements of Operations beginning on May 1, 2008.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
direct acquisition costs). Results of operations related to this acquisition have been included in the Company’s Consolidated Statement of Operations beginning in the second quarter of 2007.
4. Income Tax Expense
For financial reporting purposes, income from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Year ended December 31,
	2008	2007	2006

United States	$(3,349)	$11,944	$17,428
Foreign	(304,147)	35,188	30,963

	$(307,496)	$47,132	$48,391

The reconciliation for 2008, 2007 and 2006 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2008	2007	2006

Tax at U.S. Federal statutory rate	34.0%	35.0%	35.0%
State and local income taxes, net of U.S. Federal benefit	(0.2)	1.8	(0.2)
Net benefit of tax on foreign operations	(37.3)	(9.1)	(9.3)
Release of valuation allowance	(3.5)	(29.4)	—
Other	(1.3)	2.5	(0.3)

Effective income tax rate	(8.3%)	0.8%	25.2%

The effective tax rate decreased from 2007 to 2008. Income tax expense for the year ended December 31, 2008 includes $18 million of charges related to valuation allowances. This includes $10.9 million charge related to valuation allowances on certain foreign tax credit carryforwards that are no longer expected to be utilized and a $7.1 million charge related to valuation allowances on certain net operating loss carryforwards that are no longer expected to be utilized. In addition, the goodwill impairment charge of $325.9 million is not deductible for tax purposes. Excluding the aforementioned matters, the effective tax rate is 41% for the year ended December 31, 2008.
Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Current:
Federal	$166	$5,692	$6,788
State	330	1,643	659
Foreign	23,520	16,405	7,138

	$24,016	$23,740	$14,585

Deferred:
Federal	13,472	(14,664)	$(1,255)
State	173	(315)	(313)
Foreign	(12,088)	(8,392)	(786)

	1,557	(23,371)	(2,354)

	$25,573	$369	$12,231

During 2008, 2007 and 2006 there was an income tax expense (benefit) recorded in discontinued operations of ($1.1) million, $0.1 million, and $0.1 million.
Components of the Company’s net deferred tax assets after valuation allowance are as follows (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2008	2007

Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,440	$2,334
Accrued liabilities and other	6,882	12,631
Unrealized losses in Other Comprehensive Income	2,210	—
Net operating losses and other carryforwards	3,231	—
Noncurrent:
Depreciation and other long-term assets	2,302	1,363
Net operating losses and other carryforwards	37,627	30,079
Valuation allowance	(26,142)	(8,713)

Total deferred tax assets	27,550	37,694

Deferred tax liabilities:
Current:
Other current liabilities	(127)	(204)
Noncurrent:
Depreciation	(2,221)	(1,745)
Intangibles and long-term liabilities	(22,063)	(34,376)

Total deferred tax liabilities	(24,411)	(36,325)

Net deferred assets	$3,139	$1,369

Income tax payments for continuing operations were $25.7 million, $14.7 million and $4.6 million in 2008, 2007 and 2006 respectively.
At December 31, 2008, the Company had foreign net operating loss carryforwards of approximately $111.2 million, of which approximately $20.1 million expire between 2009 and 2023 and $91.0 million have no expiration date. The Company also has U.S. foreign tax credits of $13.4 million of which $12.0 million expire during 2012 and $1.4 million expire between 2013 and 2015. The Company determined that a portion of the deferred tax asset related to net operating loss carryforwards and foreign tax credits is not likely to be realized, and a valuation allowance has been established against that asset to record it at its expected realizable value. Undistributed earnings of the Company’s foreign operations were approximately $93.0 million at December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers may be available to reduce some portion of the U.S. tax liability.
The Company’s unrecognized tax benefits for the period ending December 31, 2008, were $2.0 million ($0.1 in interest, $0.3 in penalty and $1.7 million of tax positions), which if recognized, would impact the effective tax rate. Interest and penalties related to income taxes are classified as tax expense. Accrued interest was $0.1 and $0.1 at December 31, 2008 and 2007. Interest recognized in the statement of operations for December 31, 2008 was $0.1. The Company’s accrued penalties were $0.3 in the statement of financial position at December 31, 2008 of which $0.3 was recognized in the statement of operations. The unrecognized tax benefit is not federally tax effected for items relating to state income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

	2008	2007
Beginning balance	$2,231	$2,173
Additions based on tax positions related to the current year	200	659
Additions for tax positions of prior years	399	—
Reductions for tax positions of prior years	(1,096)	(510)
Lapse of statute of limitations	(63)	—
Settlements	—	(91)

Ending balance	$1,671	$2,231
The Company and its subsidiaries file in the U.S. Federal, various state and various foreign jurisdictions. The Company remains subject to examination within U.S. Federal and major state jurisdictions for years after 2002 and significant foreign tax jurisdictions for years after 2000. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Restructuring
Europe Realignment
On June 30, 2008, the Company formally announced its plan to realign its European operations as a result of the acquisition of Dangaard Telecom. The Company incurred restructuring costs of $14.6 million in the third quarter of 2008 related to these initiatives. Approximately $13.7 million of the total restructuring costs were directly related to the Dangaard Telecom acquisition and thus resulted in additional goodwill recorded in purchase accounting. This goodwill was subsequently written-off in the fourth quarter of 2008. These additional liabilities that impact purchase accounting have been recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination and SFAS 141, Business Combinations.
Reserve activity for the realignment of the Company’s Europe operations for the year ended December 31, 2008 is as follows (in thousands):

	Europe Realignment
		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Other	Total
Balance at December 31, 2007	$3,336	$728	$—	$—	$4,064
Restructuring charge	1,695	5,154	3,041	—	9,890
Dangaard Telecom goodwill adjustment	4,373	10,630	733	297	16,033
Foreign currency translation	1,688	(2,353)	—	—	(665)

Total activity:	11,092	14,159	3,774	297	29,322

Less:
Cash usage	(7,477)	(10,550)	(733)	—	(18,760)
Non-cash usage	—	(164)	(3,041)	(297)	(3,502)

Balance at December 31, 2008	$3,615	$3,445	$—	$—	$7,060

Restructuring charge related to the realignment of the Company’s European operations was $9.9 million for the year ended December 31, 2008. The restructuring charge consists of the following:
•	A $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom.

•	A $3.6 million charge associated with the exit of the Company’s redundant warehouse and office facility in Germany

•	A $3.3 million charge related to the termination of the operating lease for the Company’s European headquarters and related impairment of leasehold improvements

•	$1.9 million of other lease termination costs and severance costs associated with previously announced realignment of the Company’s operations

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Americas Realignment
In addition to the realignment of the Company’s European operations discussed above, the Company also began initiatives to better leverage its cost structure in the Americas region. The Americas realignment includes charges related to the sale of certain assets in Colombia ($1.8 million), the closure of the Company’s distribution facility in Reno, Nevada ($1.7 million), and the termination of other employees of the Company’s North America operations ($0.6 million).
Reserve activity for the realignment of the Company’s Americas operations for the year ended December 31, 2008 is as follows (in thousands):

	Americas Realignment
		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Total
Balance at December 31, 2007	$—	$—	$—	$—
Restructuring charge	1,890	897	1,226	4,013
Foreign currency translation	—	—	—	—

Total activity:	1,890	897	1,226	4,013

Less:
Cash usage	(1,654)	—	—	(1,654)
Non-cash usage	—	—	(1,226)	(1,226)

Balance at December 31, 2008	$236	$897	$—	$1,133

2009 Spending and Debt Reduction Plan
In February 2009, the Company announced that it has initiated an additional 2009 Spending and Debt Reduction plan. Included in this plan is a global workforce reduction of 220 positions.
6. Divestitures and Discontinued Operations
The Company records amounts in discontinued operations as required by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the results of operations and related disposal costs, gains and losses for significant components that the Company has abandoned or sold are classified in discontinued operations, for all periods presented. The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles based on the Company’s decision to abandon this business in the third quarter of 2008.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Details of discontinued operations are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Revenue	$17,570	$63,992	$11,130

Loss from discontinued operations before income taxes	$(10,383)	$332	$(305)
Income tax expense (benefit)	(1,116)	98	83

Loss from discontinued operations (1)	$(9,267)	$234	$(388)

Gain (loss) on disposal of discontinued operations	584	744	(162)

Total discontinued operations	$(8,683)	$978	$(550)

(1)	Loss on disposal of discontinued operations for the year ended December 31, 2008 includes $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia. There were no impairments of any tangible or intangible assets related to this business.
In the first quarter of 2009, the Company expects to exit its operations in Poland and Turkey. The Company expects to record a charge of approximately $2.0 million to $3.0 million related to the liquidation of these businesses which will be classified within loss from discontinued operations for the first quarter of 2009.
7. Property and Equipment
The components of property and equipment are as follows (in thousands):

	December 31,
	2008	2007

Information systems equipment and software	$107,911	$96,060
Furniture and equipment	35,161	31,669
Leasehold improvements	14,521	14,387

	157,593	142,116
Less accumulated depreciation	(101,130)	(86,384)

	$56,463	$55,732

Depreciation expense charged to continuing operations was $18.5 million, $14.2 million and $11.9 million in 2008, 2007 and 2006.
8. Lease Arrangements
The Company leases its office and warehouse space as well as certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $26.6 million, $15.2 million and $14.7 million for 2008, 2007 and 2006.
The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending December 31,
2009	23,195
2010	19,847
2011	17,200
2012	10,416
2013	3,409
Thereafter*	34,165

$108,232

*	Includes approximately $25.3 million related to the Company’s 495,000 square foot facility located in Plainfield, Indiana, for which the initial lease term expires in 2019. The minimum lease payments increase every three years on the Plainfield

Brightpoint, Inc.
Notes to Consolidated Financial Statements

lease agreement. The Company recognizes rent expense on a straight-line basis, which results in deferred rent during the portion of the lease term in which payments are less than the expense recognized. As a result, the Company has a deferred rent liability for the Plainfield lease of $5.8 million and $5.7 million at December 31, 2008 and 2007 which is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheets.
9. Borrowings
The table below summarizes the borrowings that were available to the Company as of December 31, 2008 (in thousands):

	Gross		Letters of Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Term Loans	$174,106	$174,106	$—	$—
Global Credit Facility	300,000	1,501	291	298,208
Other	52,024	798	4,825	46,401

Total	$526,130	$176,405	$5,116	$344,609

On February 16, 2007, the Company entered into a credit agreement (Credit Agreement) by and among the Company (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent and the other lenders party thereto. The Credit Agreement established a five year senior secured revolving credit facility with a line of credit in the initial amount of $165.0 million (Global Credit Facility). The Global Credit Facility contained an uncommitted accordion facility pursuant to which the Company was able to increase the total commitment under the revolving credit facility to $240.0 million. The Credit Agreement is subject to certain financial covenants and is secured by a lien on certain of the Company’s property and a pledge of the voting stock issued by certain of its subsidiaries. The Credit Agreement matures in February 2012.
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
The Global Credit Facility and the Global Term Loans bear interest at a base rate plus an adjustment based on the Company’s consolidated leverage ratio. The base rate for borrowings under the Global Credit Facility is LIBOR plus the applicable rate. The weighted average interest rate at December 31, 2008 including the effect of interest rate swaps was approximately 5.9%.
At December 31, 2008, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. For the years ended December 31, 2008, 2007 and 2006, interest expense, which approximates cash payments of interest, was $27.8 million, $19.5 million and $2.3 million. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
Principal payments on the debt discussed above, excluding the effects of permitted prepayments which may be made under the Credit Agreement, for the next five years are expected to be as follows (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

Year ending December 31,
2009	$798
2010	22,491
2011	88,381
2012	64,735
2013	—

$176,405

In January 2009 the Company made additional principal payments of approximately $33.0 million on its Global Term Loans. With these payments, the Company has no required principal payments on its Global Term Loans until April 2011.
10. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2008, the Company has issued $5.1 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term and are supported by availability under the Company’s credit facilities. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of December 31, 2008, the maximum future payments under these letters of credit are $5.1 million.
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
Late in 2004, the Company entered into a non-exclusive agreement to distribute wireless devices in Europe for a certain supplier. Subject to this agreement, the Company provides warranty repair services on certain devices it distributes for this supplier. The warranty period for these devices ranges from 12 to 24 months, and the Company is liable for providing warranty repair services unless failure rates exceed a certain threshold. The Company records estimated expenses related to future warranty repair at the time the devices are sold. Estimates for warranty costs are calculated primarily based on management’s assumptions related to cost of repairs and anticipated failure rates. During 2006, this supplier re-branded its devices and provides aftermarket support services including warranty repairs. The Company does not provide warranty repair services on the re-branded devices on behalf of the supplier; however the Company continued to provide aftermarket support services including warranty repairs for wireless devices sold by one of the Company’s European operations to one customer until the fourth quarter of 2008. Sales of devices for which the Company provides warranty repair services have decreased significantly since this supplier re-branded its devices. Warranty accruals are adjusted from time to time when the Company’s actual warranty claim experience differs from its estimates and are recorded in “Accrued expenses” in the Consolidated Balance Sheet. The settlements during the period for the year ended December 31, 2008 includes a $2.2 million payment to transfer substantially all the Company’s remaining warranty obligation in the fourth quarter of 2008. A summary of the changes in the product warranty accrual is as follows (in thousands):

	Year Ended
	December 31,
	2008	2007

January 1	$3,944	$3,063
Warranty liability assumed from Dangaard	—	3,308
Provision for product warranties	2,015	5,611
Settlements during the period	(5,424)	(8,038)

December 31	$535	$3,944

Brightpoint, Inc.
Notes to Consolidated Financial Statements
11. Shareholder’s Equity
The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.
Treasury Stock
As of December 31, 2008, the Company has repurchased a total of 7.1 million shares of its common stock at a weighted average price of $8.49 totaling $60.0 million.
12. Employee Benefit Plans
The Company maintains an employee savings plan, which permits employees based in the United States with at least thirty days of service to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. After 90 days of service, the Company matches 50% of employee contributions, up to 6% of each employee’s salary in cash. In connection with the required match, the Company’s contributions to the Plan were approximately $0.8 million, $0.7 million and $0.4 million in 2008, 2007 and 2006.
The Company maintains Supplemental Retirement Benefit Agreements (Retirement Agreements) with certain executive officers. Under the Retirement Agreements, the Company will implement a supplemental retirement benefit providing these executives with a 10-year annuity. The Company has accounted for these Retirement Agreements as a pension plan (the Plan) in accordance with SFAS 87, Employers’ Accounting for Pensions as amended by SFAS 158. The Plan is noncontributory and unfunded, and the Company does not expect to make any contributions to the Plan in 2009. The amounts recognized in the Consolidated Financial Statements are as follows (in thousands):

	December 31,
	2008	2007
Accrued benefit liability	$(3,155)	$(2,304)
Deferred tax asset	366	280
Accumulated other comprehensive loss	560	428
Net periodic benefit cost	633	616
The accrued benefit liability is included as a component of “Other long-term liabilities” in the Consolidated Balance Sheets.
13. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.3 million as of December 31, 2008). Smartphone disputes this claim and intends to defend this matter vigorously.
On July 31, 2007, we acquired Dangaard Telecom which had the following material claims and/or disputes:

Brightpoint, Inc.
Notes to Consolidated Financial Statements
German value-added tax authorities
There are two disputes pending with Finanzamt Flensburg, the German value-added tax, or VAT, authorities (the Finanzamt):
1.	Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received an assessment from the Finanzamt claiming that local German VAT should be applied on sales made by Dangaard Telecom Denmark A/S to two specific German customers in 1997 and 1998. Finanzamt claimed approximately $2.9 million. The case had been in abeyance waiting for a principal decision or settlement involving similar cases pending in the Supreme Tax Court of Germany. The Finanzamt has accepted the German Supreme Tax Court’s decision in these similar pending cases and the tax assessments have been cancelled in the Company’s favor.

2.	Dangaard Telecom’s subsidiary, Dangaard Telecom Denmark A/S, received a notice from the Finanzamt claiming that local German VAT should be applied on all sales made by Dangaard Telecom Denmark A/S to German customers during the years 1999 to 2004. Finanzamt claimed approximately $8.1 million. The case had been in abeyance waiting for a principal decision or settlement involving similar cases pending in the Supreme Tax Court of Germany. The Finanzamt has accepted the German Supreme Tax Court’s decision in these similar pending cases and the tax assessments have been cancelled in the Company’s favor.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
14. Quarterly Results of Operations (Unaudited)

2008	First	Second	Third	Fourth

Revenue	$1,191,699	$1,212,730	$1,209,969	$1,026,081
Gross profit	90,744	88,225	86,948	80,807
Income (loss) from continuing operations	2,319	2,596	6,027	(344,372)
Net income (loss)	775	(2,331)	5,479	(346,037)
Earnings per share-basic:
Income (loss) from continuing operations	$0.03	$0.03	$0.08	$(4.36)
Net income (loss)	$0.01	$(0.03)	$0.07	$(4.38)
Earnings per share-diluted:
Income (loss) from continuing operations	$0.03	$0.03	$0.07	$(4.36)
Net income (loss)	$0.01	$(0.03)	$0.06	$(4.38)

2007	First	Second	Third	Fourth

Revenue	$631,439	$837,315	$1,160,682	$1,606,847
Gross profit	32,638	40,989	77,746	118,000
Income from continuing operations	1,874	17,441	13,020	14,081
Net income	1,850	17,688	12,962	14,893
Earnings per share-basic:
Income from continuing operations	$0.04	$0.35	$0.19	$0.18
Net income	$0.04	$0.36	$0.19	$0.19
Earnings per share-diluted:
Income from continuing operations	$0.04	$0.34	$0.18	$0.17
Net income	$0.04	$0.35	$0.18	$0.18
Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The information presented above reflects:
•	the restructuring charges as more fully described in Note 5 to the Consolidated Financial Statements;

•	the $325.9 million goodwill impairment charge recorded in the fourth quarter of 2008 as more fully described in Note 1 to the Consolidated Financial Statements;

•	and an $18.0 million tax charge in the fourth quarter of 2008 related to valuation allowances on tax assets that are no longer expected to be utilized.
15. Accounts Receivable Factoring
The Company’s Spain and Germany operations have agreements with unrelated third-parties for the factoring of specific accounts receivable of these subsidiaries in order to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under these agreements are accounted for as sales in accordance with SFAS 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and accordingly, are accounted for as off-balance sheet arrangements. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third parties for these arrangements and has no significant retained interests or servicing liabilities related to the accounts receivable that it has sold.
At December 31, 2008 and 2007, the Company had sold $59.8 million and $73.0 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. Fees paid pursuant to these agreements were $3.1 million and $0.9 million for the years ended December 31, 2008 and 2007.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
16. Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	2008	2007	2006
Currency translation of foreign investments	$269	$45,170	$4,169
Unrealized gain on marketable securities classified as available for sale, net of tax:	—	1,159	—
Unrealized loss on derivative instruments, net of tax:	(2,817)	(1,598)	—
Pension benefit obligation, net of tax:	(560)	(428)	(459)

Total accumulated other comprehensive income (loss):	$(3,108)	$44,303	$3,710

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2008. Our audits also include the financial statement schedule listed in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 23, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2008 and 2007 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2008 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 23, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 23, 2009

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
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
The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2008 fiscal year.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to our employees, including our Directors and Executive Officers. Copies of our Code of Business Conduct are available on our website () and are also available without charge upon written request directed to Investor Relations, Brightpoint, Inc., 7635 Interactive Way, Suite 200, Indianapolis, Indiana 46278. If we make changes to our Code of Business Conduct in any material respect or waive any provision of the Code of Business Conduct for any of our Directors or Executive Officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our corporate website, , or by other appropriate means as required by applicable rules of the United States Securities and Exchange Commission.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2008 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2008 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2008 fiscal year.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2008 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The consolidated financial statements of Brightpoint, Inc. are filed as part of this report under Item 8.
(a) (2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit
Number	Description
2.1	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(11)

2.2	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(13)

2.3	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(24)

2.4	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006(25)**

2.5	Asset Purchase Agreement dated December 18, 2006 by and among 2601 Metropolis Corp., CellStar Corporation, National Auto Center, Inc., CellStar Ltd. and CellStar Fulfillment Ltd.(27)

2.6	Stock Purchase Agreement dated February 19, 2007 as amended on April 19, 2007, May 17, 2007 and June 15, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only), consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited and First, Second and Third Amendments thereto. (31)

3.1	Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(16)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. as amended (formerly Brightpoint Indiana Corp.)(34)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee dated as of March 11, 1998 (2)

4.2	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended(25)

4.1	Shareholder Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

4.3	Registration Rights Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

10.1	Rights Agreement, dated as of February 20, 1997, between Brightpoint, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement by and between Brightpoint, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(15)

10.2	1996 Stock Option Plan, as amended(8)*

10.3	Employee Stock Purchase Plan(5)

10.4	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(9)

10.5	First Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(9)

10.6	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(10)

10.7	Amended 2004 Long-Term Incentive Plan(35)*

10.7.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(12)*

10.7.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(12)*

Exhibit
Number	Description

10.7.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(12)*

10.7.4	Form of Executive Stock Option Agreement with Forfeiture Provision(19)*

10.7.5	Form of Executive Restricted Stock Unit Award Agreement with Forfeiture Provision(19)*

10.8	Amended and Restated Independent Director Stock Compensation Plan(14)*

10.8.1	Summary Sheet of 2007 Director Fees and Named Executive Officer Compensation(30)*

10.9	Form of Indemnification Agreement between the Company and Officers(12)

10.9.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(11)

10.10	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.10.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(7)*

10.10.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(10)*

10.10.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(11)*

10.10.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(20)*

10.10.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(37)*

10.11	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.11.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(7)*

10.11.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.11.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (11)*

10.11.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(20)*

10.11.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(37)*

10.12	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.12.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(7)*

10.12.2	Amendment No. 2 dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(9)*

10.12.3	Amendment No. 3 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(10)*

10.12.4	Amendment No. 4 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.12.5	Amendment No. 5 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(20)*

10.12.6	Amendment No. 6 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(37)*

10.13	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.14	Lease Agreement between Wireless Fulfillment Services, LLC and Harbour Properties, LLC, dated April 25, 2000(7)

10.15	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(17)

10.16	Lease Agreement between Wireless Fulfillment Services, LLC and Perpetual Trustee Company Limited, dated November 10, 2004(18)

10.17	Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto(28)*

10.17.1	Commitment Increase Agreement dated as of March 30, 2007 among Brightpoint, Inc. (and certain of its subsidiaries identified therein), the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as administrative agent(30)

10.17.2	First Amendment dated July 31, 2007 to Credit Agreement dated February 16, 2007 by and among the Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto. (32)

10.18	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and

Exhibit
Number	Description

between Robert J. Laikin and Brightpoint, Inc.(22)*

10.19	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between J. Mark Howell and Brightpoint, Inc.(22)*

10.20	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Steven E. Fivel and Brightpoint, Inc.(22)*

10.21	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin(20)*

10.22	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell(20)*

10.23	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel(20)*

10.24	Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated as of November 9, 2006(30)*

Amendment No. 1 dated December 30, 2008 to Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated November 6, 2006(37)*

10.25	Employment Agreement between Brightpoint, Inc. and Anthony W. Boor dated October 17, 2005(21)*

Amendment No. 1 dated December 31, 2008 to Employment Agreement between Brightpoint, Inc. and Anthony W. Boor dated October 17, 2005(37)*

10.26	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006(23)

10.27	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC(26)

10.28	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie(25)*

10.29	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie(25)*

10.30	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004(25)

10.31	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2003, as amended(25)

10.32	Escrow Agreement dated as of July 31, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S and American Stock Transfer and Trust Company, as escrow agent(32)

10.33	Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.33.1	Amendment No. 1 dated December 30, 2008 to Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (37)

10.34	Relocation Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.35	Employment Agreement dated November 1, 2008 between Brightpoint Australia Pty Ltd and Raymond Bruce Thomlinson (36)*

21	Subsidiaries(37)

23	Consent of Independent Registered Public Accounting Firm(37)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(37)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(37)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002(37)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(37)

99.1	Cautionary Statements(37)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.

(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(13)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(14)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(15)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report of Form 8-K filed June 3, 2004 for the event dated June 3, 2004

(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005

(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005

(21)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on October 18, 2005

(22)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 20, 2006

(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 15, 2006

(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2006

(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 21, 2007

(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 22, 2007

(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 5, 2007

(31)	Incorporated by reference to the applicable exhibit filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated June 20, 2007

(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 2, 2007

(33)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2007

(34)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 29, 2008

(35)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008

(36)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 21, 2008

(37)	Filed herewith

*	Denotes management compensation plan or arrangement.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.
By:	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer

Date: February 24, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Laikin Robert J. Laikin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ Anthony W. Boor Anthony W. Boor	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2009

/s/ Vincent Donargo Vincent Donargo	Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2009

/s/ Jan Gesmar-Larsen Jan Gesmar-Larsen	Director	February 24, 2009

/s/ Eliza Hermann Eliza Hermann	Director	February 24, 2009

/s/ Jorn P. Jensen Jorn P. Jensen	Director	February 24, 2009

/s/ Thorleif Krarup Thorleif Krarup	Director	February 24, 2009

/s/ Marisa E. Pratt Marisa E. Pratt	Director	February 24, 2009

/s/ Richard W. Roedel Richard W. Roedel	Director	February 24, 2009

/s/ Jerre L. Stead Jerre L. Stead	Director	February 24, 2009

/s/ K.P. Wilska K.P. Wilska	Director	February 24, 2009

BRIGHTPOINT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts (1)	Deductions	of Period

	(Amounts in thousands)
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$17,157	$2,793	$—	$(8,733)	$11,217
Restructuring reserves	$4,064	13,904	16,033	(25,808)	8,193

Total	$21,221	$16,697	$16,033	$(34,541)	$19,410

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,926	$2,992	$9,424	$(185)	$17,157
Restructuring reserves	—	8,661	19,361	(23,958)	4,064

Total	$4,926	$11,653	$28,785	$(24,143)	$21,221

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,621	$1,390	$—	$(85)	$4,926

(1)	Includes allowance for doubtful accounts assumed in the acquisition of Dangaard Telecom and additional liabilities recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination, as more fully described in Note 3 to the Consolidated Financial Statements.