Form 10-Q
period 2009-03-31
BRIGHTPOINT INC
filed 2009-05-07
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
1-12845
(Commission File no.)

Brightpoint, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1778566

State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

7635 Interactive Way, Suite 200, Indianapolis, Indiana	46278

(Address of principal executive offices)	(Zip Code)
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
☑  Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
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
The number of shares of Common Stock outstanding as of May 1, 2009: 81,917,475

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue
Distribution revenue	$620,561	$1,069,677
Logistic services revenue	88,516	105,126

Total revenue	709,077	1,174,803

Cost of revenue
Cost of distribution revenue	594,634	1,017,764
Cost of logistic services revenue	51,981	68,392

Total cost of revenue	646,615	1,086,156

Gross profit	62,462	88,647

Selling, general and administrative expenses	52,473	69,754
Amortization expense	3,748	4,722
Restructuring charge	5,086	3,614

Operating income from continuing operations	1,155	10,557

Interest, net	2,765	6,662
Other (income) expense	2,837	(775)

Income (loss) from continuing operations before income taxes	(4,447)	4,670

Income tax expense (benefit)	(1,372)	1,490

Income (loss) from continuing operations	(3,075)	3,180

Discontinued operations, net of income taxes:
Loss from discontinued operations	(1,096)	(2,266)
Gain on disposal of discontinued operations	1,098	—

Total discontinued operations, net of income taxes	2	(2,266)

Net income (loss)	(3,073)	914

Net loss attributable to noncontrolling interest	—	(139)

Net income (loss) attributable to common stockholders	$(3,073)	$775

Earnings per share attributable to common stockholders — basic:
Income (loss) from continuing operations	$(0.04)	$0.04
Discontinued operations, net of income taxes	—	(0.03)

Net income (loss)	$(0.04)	$0.01

Earnings per share attributable to common stockholders — diluted:
Income (loss) from continuing operations	$(0.04)	$0.04
Discontinued operations, net of income taxes	—	(0.03)

Net income (loss)	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	79,064	77,523

Diluted	79,064	81,519

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,881	$57,226
Accounts receivable (less allowance for doubtful accounts of $11,433 in 2009 and $11,217 in 2008)	346,735	499,541
Inventories	207,783	290,243
Other current assets	62,764	61,392

Total current assets	671,163	908,402

Property and equipment, net	55,216	56,463
Goodwill	51,413	51,439
Other intangibles, net	100,309	107,286
Other assets	20,053	22,770

Total assets	$898,154	$1,146,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$364,424	$534,906
Accrued expenses	113,546	137,957
Current portion of long-term debt	—	—
Lines of credit and other short-term borrowings	3,525	798

Total current liabilities	481,495	673,661

Long-term liabilities:
Lines of credit, long-term	28	1,501
Long-term debt	134,745	174,106
Other long-term liabilities	43,129	46,528

Total long-term liabilities	177,902	222,135

Total liabilities	659,397	895,796

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 89,053 issued in 2009 and 88,730 issued in 2008	891	887
Additional paid-in-capital	626,166	625,415
Treasury stock, at cost, 7,128 shares in 2009 and 7,063 shares in 2008	(60,291)	(59,983)
Retained deficit	(315,721)	(312,647)
Accumulated other comprehensive loss	(12,288)	(3,108)

Total shareholders’ equity	238,757	250,564

Total liabilities and shareholders’ equity	$898,154	$1,146,360

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Operating activities
Net income (loss)	$(3,073)	$914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,322	9,507
Non-cash compensation	1,685	1,645
Restructuring charge	5,086	3,614
Change in deferred taxes	(40)	(4,262)
Other non-cash	31	3,330

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	130,397	211,058
Inventories	69,199	29,298
Other operating assets	(2,698)	(3,154)
Accounts payable and accrued expenses	(173,097)	(153,541)

Net cash provided by operating activities	35,812	98,409

Investing activities
Capital expenditures	(4,292)	(6,377)
Acquisitions, net of cash acquired	—	(1,252)
Decrease (increase) in other assets	(745)	1,002

Net cash used in investing activities	(5,037)	(6,627)

Financing activities
Net proceeds from (repayments on) lines of credit	1,997	(79,134)
Repayments on Global Term Loans	(33,751)	(23,130)
Deferred financing costs paid	(394)	—
Purchase of treasury stock	(308)	(257)
Deficient tax benefit from equity based compensation	(920)	(82)
Proceeds from common stock issuances under employee stock option plans	—	22

Net cash used in financing activities	(33,376)	(102,581)

Effect of exchange rate changes on cash and cash equivalents	(744)	(608)

Net decrease in cash and cash equivalents	(3,345)	(11,407)
Cash and cash equivalents at beginning of period	57,226	102,160

Cash and cash equivalents at end of period	$53,881	$90,753

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
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
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

	Three Months Ended
	March 31,
	2009	2008
Income (loss) from continuing operations attributable to common stockholders	$(3,075)	$3,041
Discontinued operations, net of income taxes	2	(2,266)

Net income (loss) attributable to common stockholders	$(3,073)	$775

Earnings per share attributable to common stockholders — basic :
Income (loss) from continuing operations	$(0.04)	$0.04
Discontinued operations, net of income taxes	—	(0.03)

Net income (loss)	$(0.04)	$0.01

Earnings per share attributable to common stockholders — diluted:
Income (loss) from continuing operations	$(0.04)	$0.04
Discontinued operations, net of income taxes	—	(0.03)

Net income (loss)	$(0.04)	$0.01

Weighted average shares outstanding for basic earnings per share	79,064	77,523
Net effect of dilutive stock options, restricted stock units, shares held in escrow and restricted stock based on the treasury stock method using average market price	—	3,996

Weighted average shares outstanding for diluted earnings per share	79,064	81,519

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141 (R). This statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) were effective for the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on its financial statements since the provisions of SFAS 141 (R) are applied prospectively.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The provisions of SFAS 160 were effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact on its financial statements.
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three months ended March 31, 2009 and 2008 are as follows (in thousands, net of tax):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(3,073)	$914
Unrealized loss on derivative instruments	(24)	(721)
Unrealized loss on marketable securities	—	(1,334)
Net loss attributable to noncontrolling interest	—	(139)
Foreign currency translation	(9,157)	37,531

Comprehensive (loss) income	$(12,254)	$36,251

Derivative Instruments and Hedging Activities
On January 1, 2009, the Company adopted the provisions of SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 enhances disclosures about derivative and hedging activities. The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The volume and impact to the Consolidated Balance Sheets and Statements of Operations is immaterial The Company holds the following types of derivatives at March 31, 2009 that have been designated as hedging instruments under SFAS 133:

Derivative	Risk Being Hedged
Interest rate swap	Cash flows of interest payments on variable rate debt
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At March 31, 2009, a hedging relationship exists related to $65.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge under SFAS 133. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from April 1, 2009 through January 31, 2012. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a

Brightpoint, Inc.
Notes to Consolidated Financial Statements
credit spread. There was no ineffective portion of the interest rate swaps included in the results of operations for the three months ended March 31, 2009. The unrealized loss associated with effective portion of the interest rate swaps included in other comprehensive income was immaterial for the three months ended March 31, 2009.
The fair value of interest rate swaps in the Consolidated Balance Sheets is $4.7 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
SFAS 157, Fair Value Measurements, defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices
	Balance at	in active	Significant other
	March 31,	markets	observable inputs
	2009	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$28	$—	$28

Financial instruments classified as liabilities
Interest rate swaps	$4,703	$—	$4,703
Forward foreign currency contracts	1,190	—	1,190
The Company adopted the provisions of SFAS 157 with respect to its non-financial assets and liabilities during the first quarter of 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.
2. Acquisitions
Effective December 31, 2008, the Company acquired the assets of Bradian Warehousing and Distribution (Pty), Ltd. for $1.4 million. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable for each of the three fiscal years after acquisition. The total earn out payments will in no event exceed 20.5 million South African Rand (approximately $2.1 million as of March 31, 2009).
On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at the date of closing. In addition, the Company

Brightpoint, Inc.
Notes to Consolidated Financial Statements
agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments shall in no event exceed 3.6 million pounds sterling (approximately $5.1 million as of March 31, 2009).
3. Restructuring
In February 2009, the Company announced that it initiated its 2009 Spending and Debt Reduction Plan. Included in this plan is a global workforce reduction of 220 positions.
Europe Realignment
The balance at December 31, 2008 relates to the plan to realign the Company’s European operations that was announced on June 30, 2008. Reserve activity for the realignment of the Company’s Europe operations and for the workforce reduction included in the 2009 Spending and Debt Reduction Plan for the three months ended March 31, 2009 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total
Balance at December 31, 2008	$3,325	$3,445	$6,770
Restructuring charge	4,831	(232)	4,599
Foreign currency translation	(93)	(224)	(317)

Total activity:	8,063	2,989	11,052

Less:
Cash usage	(3,012)	(358)	(3,370)
Non-cash usage	—	—	—

Balance at March 31, 2009	$5,051	$2,631	$7,682

Restructuring charge was $4.6 million for the three months ended March 31, 2009. The restructuring charge consists of the following:
•	$4.8 million of severance charges in connection with the global workforce reduction announced as part of the Company’s 2009 Spending and Debt Reduction Plan. The Company reduced its workforce by approximately 130 positions in its EMEA division in the first quarter of 2009.

•	A $0.4 million charge associated with the exit of our headquarters facility in Europe.

•	A $0.8 million benefit associated with the favorable settlement of the operating lease of the Company’s redundant warehouse and office facility in Germany.

•	$0.1 million of other charges associated with our 2009 Spending and Debt Reduction Plan.
Americas Realignment
In addition to the realignment of the Company’s European operations discussed above, the Company also began initiatives to better leverage its cost structure in the Americas region. The Americas realignment includes severance for employees in our Americas operations ($0.6 million) as well as a benefit related to the closure of the Company’s distribution facility in Reno, Nevada ($0.1 million). The Company reduced its workforce by approximately 20 positions in its Americas division in the first quarter of 2009.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Reserve activity for the realignment of the Company’s Americas operations for the three months ended March 31, 2009 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total
Balance at December 31, 2008	$236	$897	$1,133
Restructuring charge	599	(112)	487
Foreign currency translation	—	—	—

Total activity:	835	785	1,620

Less:
Cash usage	(835)	(92)	(927)
Non-cash usage	—	—	—

Balance at March 31, 2009	$—	$693	$693

The Company reduced its global workforce by approximately 150 positions during the first quarter of 2009. Most of this reduction came during the latter half of the first quarter. The Company will continue to reduce its workforce to achieve the previously stated target of at least 220 positions. Most of the remaining reductions in workforce will occur throughout the second quarter and will result in additional material severance charges.
In addition, the Company expects to exit certain programs, channels and/or countries that do not meet its profitability targets. As a result of exiting underperforming programs, channels and/or countries in its EMEA region, the Company would expect to incur additional restructuring charges. The Company will provide updates on these activities and related estimated charges, which could be material, as appropriate throughout the year.
4. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Poland and Turkey as well as its locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Poland and Turkey operations in the first quarter of 2009, and it abandoned the locally branded PC notebook business in the third quarter of 2008. There were no material impairments of tangible or intangible assets related to these discontinued operations. Discontinued operations for the three months ended March 31, 2009 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenue	$1,677	$19,978

Income (loss) from discontinued operations before income taxes	$(1,096)	$(3,067)
Income tax expense (benefit)	—	(801)

Loss from discontinued operations	$(1,096)	$(2,266)

Gain on disposal of discontinued operations (1)	1,098	—

Total discontinued operations, net of income taxes	$2	$(2,266)

(1)	Gain on disposal of discontinued operations includes a $1.2 million gain related to a cumulative currency translation adjustment associated with the abandonment of the Poland business.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Borrowings
At March 31, 2009, the Company and its subsidiaries were in compliance with the covenants in each of its material credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of March 31, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$134,745	$134,745	$—	$—
Global Credit Facility	300,000	1,357	608	298,035
Other	51,600	1,859	2,890	46,851

Total	$486,345	$137,961	$3,498	$344,886

The Company had $0.3 million of other borrowings outstanding at March 31, 2009. These borrowings were not under any of the Company’s credit agreements.
During April 2009, the Company made additional principal payments of approximately $35.0 million on its Global Term Loans. With these payments, the Company has no required principal payments on its Global Term Loans until September 2011.
Additional details on the above available borrowings are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
6. Guarantees
In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. Although the guarantees relating to lines of credit are excluded from the scope of FIN 45, the nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
7. Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. During the third quarter of 2008, the Company reclassified its operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe Middle East and Africa reporting segment (EMEA). Segment information as of and for the three months

Brightpoint, Inc.
Notes to Consolidated Financial Statements
ended March 31, 2008 has been reclassified to conform to this presentation. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s operations by segment is presented below (in thousands) for the three months ended March 31, 2009 and 2008:

				Corporate
				and
				Reconciling
	Americas	Asia-Pacific	EMEA	Items	Total

Three Months Ended March 31, 2009:
Distribution revenue	$111,303	$174,784	$334,474	$—	$620,561
Logistic services revenue	46,096	8,248	34,172	—	88,516

Total revenue from external customers	$157,399	$183,032	$368,646	$—	$709,077

Income (loss) from continuing operations before income taxes	$9,934	$2,255	$(8,692)	$(7,944)	$(4,447)
Depreciation and amortization	2,932	406	4,597	387	8,322
Capital expenditures	1,563	193	1,881	655	4,292

Three Months Ended March 31, 2008:
Distribution revenue	$200,853	$322,249	$546,575	$—	$1,069,677
Logistic services revenue	46,750	10,203	48,173	—	105,126

Total revenue from external customers	$247,603	$332,452	$594,748	$—	$1,174,803

Income (loss) from continuing operations before income taxes	$7,171	$9,009	$(4,293)	$(7,217)	$4,670
Depreciation and amortization	2,683	692	5,867	265	9,507
Capital expenditures	1,077	205	4,840	255	6,377
Additional segment information is as follows (in thousands):

	March 31,	December 31,
	2009	2008

Total segment assets:
Americas	$219,131	$244,922
Asia-Pacific	138,534	198,779
EMEA	528,648	690,882
Corporate	11,841	11,777

	$898,154	$1,146,360

8. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.3 million as of March 31, 2009). Smartphone disputes this claim and intends to defend this matter vigorously.

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
ECP South Perry Road, LLC
ECP South Perry Road, LLC (ECP) filed a complaint against the Company claiming $0.8 million in damages allegedly arising from the Company’s alleged violations of (i) a lease agreement between the Company and ECP’s predecessor-in-interest for certain real property located in Hendricks County, Indiana (the Leased Premises), and (ii) Indiana’s Uniform Fraudulent Transfer Act. The Company denies any and all liability in this matter and is defending the action vigorously. Further, the Company has filed a counterclaim against ECP alleging constructive eviction from the Leased Premises and seeking declaratory judgment from the court and monetary damages (including attorney’s fees) from ECP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting estimates, the estimates we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2008, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2008.
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
The consolidated statements of operations reflect the reclassification of the results of operations for our Poland and Turkey operations and our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. These businesses were previously reported in our EMEA reporting segment.
On February 9, 2009, we announced a plan to reduce forecasted spending for the year by approximately $40 to $45 million. This plan is comprised of $12 to $14 million of cost avoidance and $28 to $31 million of spending reductions. Simultaneously, we announced a plan to reduce average daily debt by approximately $100 to $150 million in 2009. The spending reduction measures included, among other things, a workforce reduction of at least 220 positions, or approximately 7% of our workforce. The majority of the foregoing reductions in spending are reflected in our 2009 first quarter results of operations as a reduction of selling, general, and administrative expenses.
Based on our progress through the first quarter of 2009, we believe that we are on track to realize the previously stated forecasted spending and cost avoidance targets as well as our debt reduction targets for 2009. For the first quarter of 2009 selling general and administrative (SG&A) expenses were $52.5 million, which represents a decrease of $6.8 million (12%) from the fourth quarter of 2008. This sequential decrease in SG&A is substantially all related to the previously announced spending reduction and cost avoidance initiatives. Average daily debt outstanding for the first quarter of 2009 was $216.0 million as compared to $333.0 million for the fourth quarter of 2008 and $513.0 million for the first quarter of 2008. At the end of April 2009, our total outstanding term debt was approximately $100 million.

We continue to focus on optimizing our European operating and financial structure with the ultimate motivation of achieving our financial targets for the European region. We expect to exit certain programs, channels and/or countries that do not meet our financial targets. As a result of exiting underperforming programs, channels and/or countries in our European region, we would expect to incur additional restructuring charges. We will provide updates on these activities and related estimated charges, which could be material, as appropriate throughout the year.
RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended March 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$111,303	18%	$200,853	19%	(45%)
Asia-Pacific	174,784	28%	322,249	30%	(46%)
EMEA	334,474	54%	546,575	51%	(39%)

Total	$620,561	100%	$1,069,677	100%	(42%)

Logistic services revenue
Americas	$46,096	52%	$46,750	44%	(1%)
Asia-Pacific	8,248	9%	10,203	10%	(19%)
EMEA	34,172	39%	48,173	46%	(29%)

Total	$88,516	100%	$105,126	100%	(16%)

Total revenue
Americas	$157,399	22%	$247,603	21%	(36%)
Asia-Pacific	183,032	26%	332,452	28%	(45%)
EMEA	368,646	52%	594,748	51%	(38%)

Total	$709,077	100%	$1,174,803	100%	(40%)

Wireless devices sold through distribution
Americas	795	18%	1,593	25%	(50%)
Asia-Pacific	1,610	37%	2,723	43%	(41%)
EMEA	1,984	45%	1,967	32%	1%

Total	4,389	100%	6,283	100%	(30%)

Wireless devices handled through logistic services
Americas	12,868	90%	14,030	91%	(8%)
Asia-Pacific	445	3%	376	2%	18%
EMEA	1,040	7%	934	7%	11%

Total	14,353	100%	15,340	100%	(6%)

Total wireless devices handled
Americas	13,663	73%	15,623	72%	(13%)
Asia-Pacific	2,055	11%	3,099	14%	(34%)
EMEA	3,024	16%	2,901	14%	4%

Total	18,742	100%	21,623	100%	(13%)

The following table presents the percentage changes in revenue for the three months ended March 31, 2009 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Three months ended March 31, 2009:
Distribution	(16%)	(14%)	(5%)	(7%)	(42%)
Logistic services	1%	1%	(16%)	(2%)	(16%)
Total	(15%)	(13%)	(6%)	(6%)	(40%)

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Three Months Ended
	March 31,
Americas		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$111,303	71%	$200,853	81%	(45%)
Logistic services	46,096	29%	46,750	19%	(1%)

Total	$157,399	100%	$247,603	100%	(36%)

WIRELESS DEVICES HANDLED :
Distribution	795	6%	1,593	10%	(50%)
Logistic services	12,868	94%	14,030	90%	(8%)

Total	13,663	100%	15,623	100%	(13%)

The following table presents the percentage changes in revenue for our Americas division by service line for the three months ended March 31, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended March 31, 2009:
Distribution	(39%)	(2%)	(1%)	(3%)	(45%)
Logistic services	(3%)	4%	(2%)	0%	(1%)
Total	(32%)	(1%)	(1%)	(2%)	(36%)

The decrease in handset based volume for the three months ended March 31, 2009 was primarily due to weaker market conditions in North America and Latin America as well as the loss of key customers due to industry consolidation compared to the same period in the prior year. The decrease in average selling price was due to a higher mix of lower priced handsets sold compared to the same period in the prior year due to higher demand for these products.
The decrease in wireless devices handled through logistic services for the three months ended March 31, 2009 was primarily due to the sale of certain assets in Colombia in the second quarter of 2008. Excluding the decrease in units handled resulting from the sale of these assets, revenue from wireless devices handled was flat compared to the prior year. The increase in average fulfillment fee per unit was primarily driven by a shift in mix between customers and services compared to the same period in the prior year.

	Three Months Ended
	March 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$174,784	95%	$322,249	97%	(46%)
Logistic services	8,248	5%	10,203	3%	(19%)

Total	$183,032	100%	$332,452	100%	(45%)

WIRELESS DEVICES HANDLED :
Distribution	1,610	78%	2,723	88%	(41%)
Logistic services	445	22%	376	12%	18%

Total	2,055	100%	3,099	100%	(34%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three months ended March 31, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended March 31, 2009:
Distribution	(34%)	(3%)	(3%)	(6%)	(46%)
Logistic services	13%	(5%)	(19%)	(8%)	(19%)
Total	(32%)	(3%)	(4%)	(6%)	(45%)
The decrease in wireless devices sold in our Asia-Pacific division for the three months ended March 31, 2009 was driven by foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us as well as fewer devices sold in India. The decrease in average selling price was driven by shift in mix to lower priced handsets compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the three months ended March 31, 2009 was primarily resulting from an increase in wireless devices handled for our largest customer in Australia and New

Zealand. The decrease in average fulfillment fee per unit was due primarily to an unfavorable mix of wireless devices handled compared to the same period in the prior year. The decrease in non-handset based logistic services revenue was primarily due to a decrease in repair services in India compared to the same period in the prior year.

	Three Months Ended
	March 31,
EMEA		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$334,474	91%	$546,575	92%	(39%	)
Logistic services	34,172	9%	48,173	8%	(29%	)

Total	$368,646	100%	$594,748	100%	(38%	)

WIRELESS DEVICES HANDLED :
Distribution	1,984	66%	1,967	68%	1%
Logistic services	1,040	34%	934	32%	11%

Total	3,024	100%	2,901	100%	4%

The following table presents the percentage changes in revenue for our EMEA division by service line for the three months ended March 31, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended March 31, 2009:
Distribution	3%	(26%)	(7%)	(9%)	(39%)
Logistic services	2%	(1%)	(27%)	(3%)	(29%)
Total	3%	(24%)	(9%)	(8%)	(38%)
The increase in wireless devices sold and the decrease in average selling price for the three months ended March 31, 2009 were primarily due to a shift in mix towards lower priced handsets compared to the same period in the prior year. The decrease in non-handset based revenue was primarily due to a decrease in sales of non-handset based navigation devices in Germany.
Logistic services revenue for the three months ended March 31, 2009 decreased due to lower revenue from the sale of prepaid airtime in Sweden.

Gross Profit and Gross Margin

	Three Months Ended
	March 31,
			% of			% of
	2009		Total	2008		Total	Change
	(Amounts in 000s)
Distribution	$25,927		42%	$51,913		59%	(50%)
Logistic services	36,535		58%	36,734		41%	(1%)

Gross profit	$62,462		100%	$88,647		100%	(30%)

Distribution		4.2%			4.9%		(0.7) points
Logistic services		41.3%			34.9%		6.4 points
Gross margin		8.8%			7.5%		1.3 points
The 1.3 percentage point increase in gross margin for the three months ended March 31, 2009 was driven by a 6.4 percentage point increase in gross margin from our logistic services business, partially offset by a 0.7 percentage point decrease in gross margin from our distribution business. The decrease in gross profit and gross margin from distribution was primarily driven by lower average selling prices for handsets and a shift in product mix compared to the same period in the prior year. The increase in gross margin from logistic services was driven by an improved cost structure resulting from the impact of spending reductions in our North America operations.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended
	March 31,
	2009	2008	Change
	(Amounts in 000s)
SG&A expenses	$52,473	$69,754	(25%)
Percent of revenue	7.4%	5.9%	1.5	points
The decrease in SG&A expenses for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to the impact of cost reduction initiatives in 2008 and 2009. Approximately half of our cost avoidance savings relates to the suspension of non-executive staff cash bonuses for the first half of 2009. Therefore, the savings related to this cost avoidance initiative may not recur during the second half of 2009 if we begin accruing these bonuses in the third quarter of 2009.
SG&A expenses were $59.3 million for the three months ended December 31, 2008. The $6.8 million decrease for the three months ended March 31, 2009 was primarily due to the previously announced spending reduction and cost avoidance initiatives.
As a percent of revenue, SG&A expenses increased 1.5 percentage points for the three months ended March 31, 2009. In addition, SG&A as a percent of revenue was negatively impacted by the lower than expected revenue resulting from overall weakness in the markets in which we operate. SG&A expenses included $1.7 million of non-cash stock based compensation expense for the three months ended March 31, 2009 compared to $1.6 million for the same period in the prior year.
Amortization Expense
Amortization expense was $3.7 million for the three months ended March 31 2009 compared to $4.7 million for the same period in the prior year. The decrease in amortization expense for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to fluctuations in foreign currencies for the intangible assets acquired in the 2007 acquisition of Dangaard Telecom.

Restructuring Charge
Restructuring charge was $5.1 million for the three months ended March 31, 2009. The restructuring charge primarily consists of severance charges in connection with the global workforce reduction announced as part of our previously announced 2009 Spending and Debt Reduction Plan. We reduced our global workforce by approximately 150 positions during the first quarter of 2009. Most of this reduction came during the latter half of the first quarter. Restructuring charge for the three months ended March 31, 2008 consists of $3.2 million associated with the exit of our redundant warehouse and office facility in Germany as well as $0.4 million of severance costs to terminate employees of our redundant operations in Germany and Norway.
We expect to incur additional severance charges in the second quarter of 2009 as we continue to reduce our workforce to achieve our previously stated reduction target of at least 220 positions.
In addition, we expect to exit certain programs, channels and/or countries that do not meet our profitability targets. As a result of exiting underperforming programs, channels and/or countries in our EMEA region, we would expect to incur additional restructuring charges. We will provide updates on these activities and related estimated charges, which could be material, as appropriate throughout the year.
Operating Income from Continuing Operations

	Three Months Ended
	March 31,
		% of		% of
	2009	Total	2008	Total	Change
		(Amounts in 000s)
Americas	$12,795	NM	$8,257	78%	55%
Asia-Pacific	2,866	NM	7,768	74%	(63%)
EMEA	(5,943)	NM	2,844	27%	(309%)
Corporate	(8,563)	NM	(8,312)	(79%)	(3%)

Total	$1,155	NM	$10,557	100%	(89%)

NM = Not meaningful
Operating Income as a Percent of Revenue by Division:

	Three Months Ended
	March 31,
	2009	2008	Change

Americas	8.1%	3.3%	4.8 points
Asia-Pacific	1.6%	2.3%	(0.7) points
EMEA	(1.6%)	0.5%	(2.1) points
Total	0.2%	0.9%	(0.7) points
Operating income in our Americas division increased $4.5 million for the three months ended March 31, 2009 primarily due to the impact of cost reductions in 2008 and cost avoidance initiatives in 2009. The increase in operating income as a percent of revenue of 4.8 percentage points for the three months ended March 31, 2009 was driven by an increase in gross margin from an improved cost structure resulting from the impact of spending reductions in our North America operations.
Operating income in our Asia-Pacific division decreased $4.9 million and 0.7 percentage points as a percent of revenue for the three months ended March 31, 2009 primarily due to lower profitability from devices sold to customers served by our Singapore business as well as lower profitability from our business in India.

Operating income in our EMEA division decreased $8.8 million and 2.1 percentage points as a percent of revenue for the three months ended March 31, 2009 primarily due to overall weakness in the markets in which we operate as well as $4.6 million of restructuring charges in connection with our 2009 Spending and Debt Reduction Plan.
Operating loss from our corporate function was relatively flat for the three months ended March 31, 2009 compared to the same period in the prior year.
Interest, net
The components of interest, net are as follows:

	Three Months Ended
	March 31,
	2009	2008	Change
	(Amounts in 000s)
Interest expense	$3,096	$7,887	(61%)
Interest income	(331)	(1,225)	(73%)

Interest, net	$2,765	$6,662	(58%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to lower average daily debt outstanding as well as lower interest rates on our US Dollar denominated debt compared to the same period in the prior year. Average daily debt outstanding for the first quarter of 2009 was $216.0 million compared to average daily debt outstanding of $513.0 million for the first quarter of 2008.
Other (Income) Expense
Other expense was $2.8 million for the three months ended March 31, 2009 compared to other income of $0.8 million for the same period in the prior year. The increase in other expense was primarily due to foreign currency transaction losses. Other expense for the three months ended March 31, 2008 includes a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell these shares.
Income Tax Expense (Benefit)

	Three Months Ended
	March 31,
	2009	2008	Change
	(Amounts in 000s)
Income tax expense (benefit)	$(1,372)	$1,490	(192%)
Effective tax rate	30.8%	31.9%	(1.1	) points
Income tax benefit for the first quarter of 2009 was $1.4 million resulting in an effective tax rate of 30.8% compared to an effective tax rate of 31.9% for the same period in the prior year. The effective income tax rate is lower than the US statutory rate due to the mix of income between tax jurisdictions.

Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Poland and Turkey businesses and of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Poland and Turkey businesses in the first quarter of 2009, and we abandoned the locally branded PC notebook business in the third quarter of 2008. Details of discontinued operations for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenue	$1,677	$19,978

Income (loss) from discontinued operations before income taxes	$(1,096)	$(3,067)
Income tax expense (benefit)	—	(801)

Loss from discontinued operations	$(1,096)	$(2,266)

Gain on disposal of discontinued operations (1)	1,098	—

Total discontinued operations, net of income taxes	$2	$(2,266)

(2)	Gain on disposal of discontinued operations includes a $1.2 million gain related to a cumulative currency translation adjustment associated with the abandonment of the Poland business.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
We measure liquidity as the sum of total unrestricted cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in new markets, acquisitions, or through expansion of existing service or product lines or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, material uncollectible accounts receivable, or material inventory write-downs. The table below shows our liquidity calculation.

	March 31,	December 31,
(Amounts in 000s)	2009	2008	% Change

Unrestricted cash	$53,200	$56,632	(6%)
Unused borrowing availability	344,886	344,609	—

Liquidity	$398,086	$401,241	(1%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations and available unrestricted cash will be sufficient to finance strategic initiatives for the remainder of 2009. In addition, our unused borrowing availability can be used for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.

Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Three months ended
	March 31
	2009	2008	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$35,812	$98,409	$(62,597)
Investing activities	(5,037)	(6,627)	1,590
Financing activities	(33,376)	(102,581)	69,205
Effect of exchange rate changes on cash and cash equivalents	(744)	(608)	(136)

Net decrease in cash and cash equivalents	$(3,345)	$(11,407)	$8,062

Net cash provided by operating activities was $35.8 million for the three months ended March 31, 2009 compared to $98.4 million for the same period in the prior year. This change is primarily due to $59.2 million less cash provided by working capital compared to the same period in the prior year. At the end of 2007, a large customer within our EMEA division experienced IT difficulties resulting in $62.2 million of anticipated payments in the fourth quarter of 2007 being delayed into the first quarter of 2008. Had this payment been received in 2007, net cash provided by operating activities would have been $36.2 million for the three months ended March 31, 2008.
Net cash used for investing activities was $5.0 million for the three months ended March 31, 2009 compared to $6.6 million for the same period in the prior year. The change is primarily due to $2.1 million less cash used for capital expenditures.
Net cash used in financing activities was $33.4 million for the three months ended March 31, 2009 compared to $102.6 million for the same period in the prior year. This change is primarily due to $70.5 million of lower repayments of borrowings during the three months ended March 31, 2009 as a result of debt reduction initiatives in 2008 and 2009.
Cash Conversion Cycle
A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008
Days sales outstanding in accounts receivable	32	33
Days inventory on-hand	29	38
Days payable outstanding	(46)	(42)

Cash Conversion Cycle Days	15	29

For the three months ended March 31, 2009, the cash conversion cycle decreased to 15 days from 29 days for the same period in the prior year. The decrease in the cash conversion cycle was primarily due to a reduction in aged inventory on-hand at March 31, 2009.

Borrowings
The table below summarizes the borrowing capacity that was available to us as of March 31, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$134,745	$134,745	$—	$—
Global Credit Facility	300,000	1,357	608	298,035
Other	51,600	1,859	2,890	46,851

Total	$486,345	$137,961	$3,498	$344,886

We also had $0.3 million of other borrowings outstanding at March 31, 2009. These borrowings were not under any of our credit agreements.
During April 2009, we made additional principal payments of approximately $35.0 million on our Global Term Loans. With these payments, we have no required principal payments on our Global Term Loans until September 2011.
At March 31, 2009 we were in compliance with the covenants in each of our material credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). It may not exceed 3.0 at the end of any fiscal quarter. As of March 31, 2009, our leverage ratio was 1.4. The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense. The interest coverage ratio may not fall below 4.0 as of the end of any fiscal quarter. As of March 31, 2009, our interest coverage ratio was 6.7.
We believe that we will continue to be in compliance with our debt covenants for the remainder of 2009. However, there continues to be a great deal of uncertainty regarding the current economic downturn and the impact it will have on the wireless device industry during 2009. Due to this uncertainty, there is always the possibility that economy will decline faster than we can react with spending and debt reduction, which increases the risk of not complying with our debt covenants. We expect the spending reductions and debt reductions we achieved in 2008, combined with our 2009 Spending and Debt Reduction Plan, will allow us to be in compliance with these debt covenants in 2009. However, if we are not able to reduce spending or debt enough to offset a significant unforeseen decline in market conditions, there can be no assurances that we will remain in compliance with our debt covenants throughout the next three fiscal quarters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2008.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit
Number	Description

4.1	Amendment, dated as of February 3, 2009, to the Shareholders Rights Agreement, dated as of February 20, 1997, as amended, between the Company and American Stock Transfer & Trust Company, as Rights Agent(1)

10.1	Third Amendment, dated March 12, 2009 to Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Cautionary Statements(3)

(1)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 9, 2009.

(2)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: May 6, 2009	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2009	/s/ Vincent Donargo
Vincent Donargo
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)