Form 10-Q
period 2009-06-30
BRIGHTPOINT INC
filed 2009-08-06
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
1-12845
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
☑ Yes     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
The number of shares of Common Stock outstanding as of August 1, 2009: 82,008,839

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
Distribution revenue	$631,683	$1,092,195	$1,252,244	$2,161,872
Logistic services revenue	91,785	104,042	180,301	209,168

Total revenue	723,468	1,196,237	1,432,545	2,371,040

Cost of revenue
Cost of distribution revenue	610,206	1,042,878	1,204,840	2,060,642
Cost of logistic services revenue	51,882	65,395	103,863	133,787

Total cost of revenue	662,088	1,108,273	1,308,703	2,194,429

Gross profit	61,380	87,964	123,842	176,611

Selling, general and administrative expenses	51,064	69,901	103,537	139,656
Amortization expense	3,905	4,819	7,653	9,542
Restructuring charge	3,851	2,969	8,938	6,583

Operating income from continuing operations	2,560	10,275	3,714	20,830

Interest, net	2,499	5,930	5,263	12,593
Other (income) expense	(3,946)	1,477	(1,109)	699

Income (loss) from continuing operations before income taxes	4,007	2,868	(440)	7,538

Income tax expense (benefit)	1,201	(1,776)	(171)	(286)

Income (loss) from continuing operations	2,806	4,644	(269)	7,824

Discontinued operations, net of income taxes:
Loss from discontinued operations	(210)	(6,787)	(1,306)	(9,053)
Gain (loss) on disposal of discontinued operations	(2,429)	5	(1,331)	5

Total discontinued operations, net of income taxes	(2,639)	(6,782)	(2,637)	(9,048)

Net income (loss)	167	(2,138)	(2,906)	(1,224)

Net income attributable to noncontrolling interest	—	(193)	—	(332)

Net income (loss) attributable to common shareholders	$167	$(2,331)	$(2,906)	$(1,556)

Earnings per share attributable to common shareholders — basic:
Income from continuing operations	$0.04	$0.06	$—	$0.10
Discontinued operations, net of income taxes	(0.03)	(0.09)	(0.03)	(0.12)

Net income (loss)	$0.01	$(0.03)	$(0.03)	$(0.02)

Earnings per share attributable to common shareholders - diluted:
Income from continuing operations	$0.03	$0.05	$—	$0.09
Discontinued operations, net of income taxes	(0.03)	(0.08)	(0.03)	(0.11)

Net income (loss)	$0.00	$(0.03)	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic	79,235	77,829	79,150	77,676

Diluted	81,730	81,445	79,150	81,530

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,415	$57,226
Accounts receivable (less allowance for doubtful accounts of $11,207 in 2009 and $11,217 in 2008)	352,800	499,541
Inventories	192,138	290,243
Other current assets	68,162	61,392

Total current assets	690,515	908,402

Property and equipment, net	56,763	56,463
Goodwill	51,686	51,439
Other intangibles, net	102,581	107,286
Other assets	17,374	22,770

Total assets	$918,919	$1,146,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415,112	$534,906
Accrued expenses	108,568	137,957
Current portion of long-term debt	—	—
Lines of credit and other short-term borrowings	18	798

Total current liabilities	523,698	673,661

Long-term liabilities:
Lines of credit, long-term	28	1,501
Long-term debt	96,249	174,106
Other long-term liabilities	40,372	46,528

Total long-term liabilities	136,649	222,135

Total liabilities	660,347	895,796

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 89,166 issued in 2009 and 88,730 issued in 2008	892	887
Additional paid-in-capital	627,744	625,415
Treasury stock, at cost, 7,143 shares in 2009 and 7,063 shares in 2008	(60,382)	(59,983)
Retained deficit	(315,554)	(312,647)
Accumulated other comprehensive income (loss)	5,872	(3,108)

Total shareholders’ equity	258,572	250,564

Total liabilities and shareholders’ equity	$918,919	$1,146,360

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(2,906)	$(1,224)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,998	19,336
Non-cash compensation	3,334	3,417
Restructuring charge	9,607	6,583
Change in deferred taxes	(2,820)	(3,677)
Other non-cash	288	256

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	154,183	176,899
Inventories	99,826	116,340
Other operating assets	1,837	(3,220)
Accounts payable and accrued expenses	(178,466)	(54,868)

Net cash provided by operating activities	101,881	259,842

Investing activities
Capital expenditures	(8,882)	(10,702)
Acquisitions, net of cash acquired	—	(6,913)
Decrease in other assets	(745)	(132)

Net cash used in investing activities	(9,627)	(17,747)

Financing activities
Net repayments on lines of credit	(1,536)	(207,124)
Repayments on Global Term Loans	(75,752)	(27,856)
Deferred financing costs paid	(392)	—
Purchase of treasury stock	(399)	(1,284)
Excess (deficient) tax benefit from equity based compensation	(993)	117
Proceeds from common stock issuances under employee stock option plans	—	22

Net cash used in financing activities	(79,072)	(236,125)

Effect of exchange rate changes on cash and cash equivalents	7,007	(1,396)

Net increase in cash and cash equivalents	20,189	4,574
Cash and cash equivalents at beginning of period	57,226	102,160

Cash and cash equivalents at end of period	$77,415	$106,734

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
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
The Company has evaluated subsequent events through August 6, 2009, which is the date these financial statements were issued.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income (loss) from continuing operations attributable to common shareholders	$2,806	$4,451	$(269)	$7,492
Discontinued operations, net of income taxes	(2,639)	(6,782)	(2,637)	(9,048)

Net income (loss) attributable to common shareholders	$167	$(2,331)	$(2,906)	$(1,556)

Earnings per share — basic:
Income (loss) from continuing operations attributable to common shareholders	$0.04	$0.06	$—	$0.10
Discontinued operations, net of income taxes	(0.03)	(0.09)	(0.03)	(0.12)

Net income (loss) attributable to common shareholders	$0.01	$(0.03)	$(0.03)	$(0.02)

Earnings per share — diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.03	$0.05	$—	$0.09
Discontinued operations, net of income taxes	(0.03)	(0.08)	(0.03)	(0.11)

Net income (loss) attributable to common shareholders	$0.00	$(0.03)	$(0.03)	$(0.02)

Weighted average shares outstanding for basic earnings per share	79,235	77,829	79,150	77,676
Net effect of dilutive share options, restricted share units, shares held in escrow and restricted share based on the treasury share method using average market price	2,495	3,616	—	3,854

Weighted average shares outstanding for diluted earnings per share	81,730	81,445	79,150	81,530

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Weighted average common shares outstanding for diluted earnings per share for the six months ended June 30, 2009 excludes the effect of 2.7 million common shares outstanding that are excluded from the earnings per share calculation under SFAS No. 128 Earnings Per Share as they are anti-dilutive to earnings per share.
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
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands, net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income(loss) attributable to common shareholders	$167	$(2,331)	$(2,906)	$(1,556)
Unrealized gain on derivative instruments:
Net gain arising during period	691	1,242	668	521
Reclassification adjustment for losses included in net income	(128)	—	(128)	—
Unrealized loss on marketable securities:
Net loss arising during period	—	(753)	—	(2,087)
Reclassification adjustment for losses included in net income	—	928	—	928
Pension benefit obligation:	(248)	—	(248)	—
Foreign currency translation:
Net gain arising during period	18,584	2,806	10,371	40,337
Reclassification adjustment for losses included in net income	(739)	—	(1,683)	—

Comprehensive income	$18,327	$1,892	$6,074	$38,143

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The volume and impact to the Consolidated Balance Sheets and Statements of Operations of these contracts is immaterial. The Company holds the following types of derivatives at June 30, 2009 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swap	Cash flows of interest payments on variable rate debt

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At June 30, 2009, a hedging relationship exists related to $54.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from July 1, 2009 through January 31, 2012. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. There was a $0.1 million (net of income taxes) loss due to the ineffective portion of the interest rate swaps included in the results of operations for the three and six months ended June 30, 2009. The ineffective portion of the interest rate swaps relates to prepayments on the Company’s variable rate debt in the second quarter of 2009. The unrealized loss associated with the effective portion of the interest rate swaps included in other comprehensive income was immaterial for the three and six months ended June 30, 2009.
The fair value of interest rate swaps in the Consolidated Balance Sheets is $4.0 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at June 30, 2009 and December 31, 2008, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at June 30, 2009 and December 31, 2008 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	June 30, 2009	(Level 1)	(Level 2)

Financial instruments classified as assets
Forward foreign currency contracts	$170	$—	$170

Financial instruments classified as liabilities
Interest rate swaps	$3,982	$—	$3,982
Forward foreign currency contracts	1,037	—	1,037
2. Acquisitions
Effective December 31, 2008, the Company acquired the assets of Bradian Warehousing and Distribution (Pty), Ltd. for $1.4 million. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable for each of the three fiscal years after the acquisition. The total earn out payments will in no event exceed 20.5 million South African Rand (approximately $2.6 million as of June 30, 2009).
On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at the date of closing. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments shall in no event exceed 3.6 million pounds sterling (approximately $6.0 million as of June 30, 2009).

Brightpoint, Inc.
Notes to Consolidated Financial Statements
3. Restructuring
In February 2009, the Company announced that it initiated its 2009 Spending and Debt Reduction Plan. Included in this plan is a global workforce reduction of 220 positions. The Company reduced its global workforce by approximately 200 positions during the first half of 2009. The Company will continue to reduce its workforce to achieve the previously stated target of at least 220 positions. Most of the remaining reductions in workforce will occur throughout the second half of 2009.
Europe Realignment
The balance of the restructuring reserve at December 31, 2008 relates to the plan to realign the Company’s European operations that was announced on June 30, 2008. Reserve activity for the realignment of the Company’s European operations and for the workforce reduction included in the 2009 Spending and Debt Reduction Plan for the six months ended June 30, 2009 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total

Balance at December 31, 2008	$3,325	$3,445	$6,770
Restructuring charge	8,244	127	8,371
Foreign currency translation	475	(46)	429

Total activity:	12,044	3,526	15,570

Less:
Cash usage	(5,949)	(3,371)	(9,320)
Non-cash usage	—	—	—

Balance at June 30, 2009	$6,095	$155	$6,250

Restructuring charge was $8.4 million for the six months ended June 30, 2009. The restructuring charge consists of the following:
•	$6.2 million of severance charges in connection with the global workforce reduction announced as part of the Company’s 2009 Spending and Debt Reduction Plan. The Company reduced its workforce by approximately 180 positions in its EMEA division in the first half of 2009.

•	A $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.

•	A $0.4 million charge associated with the exit of our headquarters facility in Europe.

•	A $0.8 million benefit associated with the favorable settlement of the operating lease of the Company’s redundant warehouse and office facility in Germany.

•	$0.5 million of other charges associated with our 2009 Spending and Debt Reduction Plan.
Americas Realignment
In addition to the realignment of the Company’s European operations discussed above, the Company also began initiatives to better leverage its cost structure in the Americas region. The Americas realignment includes severance for employees in our Americas operations ($0.7 million) as well as a benefit related to the closure of the Company’s distribution facility in Reno, Nevada ($0.1 million). The Company reduced its workforce by approximately 20 positions in its Americas division in the first half of 2009.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Reserve activity for the realignment of the Company’s Americas operations for the six months ended June 30, 2009 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total

Balance at December 31, 2008	$236	$897	$1,133
Restructuring charge	679	(112)	567
Foreign currency translation	—	—	—

Total activity:	915	785	1,700

Less:
Cash usage	(815)	(251)	(1,066)
Non-cash usage	—	—	—

Balance at June 30, 2009	$100	$534	$634

In addition, the Company expects to exit certain programs, channels and/or countries that are not expected to meet its profitability targets including return on the Company’s investment. As a result of exiting underperforming programs, channels and/or countries in its EMEA region, the Company would expect to incur additional restructuring charges. The Company will provide updates on these activities and related estimated charges, which could be material, as appropriate throughout the year. The Company did not exit any material programs, channels or countries during the second quarter of 2009.
4. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Poland and Turkey as well as its locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company exited its Poland and Turkey operations in the first quarter of 2009, and it exited the locally branded PC notebook business in the third quarter of 2008. There were no material impairments of tangible or intangible assets related to these discontinued operations. Discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$—	$18,991	$1,664	$38,969

Loss from discontinued operations before income taxes	$(210)	$(8,304)	$(1,306)	$(10,951)
Income tax benefit	—	(1,517)	—	(1,898)

Loss from discontinued operations	$(210)	$(6,787)	$(1,306)	$(9,053)

Gain (loss) on disposal from discontinued operations (1)	(2,429)	5	(1,331)	5

Total discontinued operations, net of income taxes	$(2,639)	$(6,782)	$(2,637)	$(9,048)

(1)	Loss on disposal of discontinued operations for the three and six months ended June 30, 2009 primarily relates to cumulative currency translation adjustments.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
5. Borrowings
At June 30, 2009, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of June 30, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$96,249	$96,249	$—	$—
Global Credit Facility	300,000	—	721	299,279
Other	45,000	—	577	44,423

Total	$441,249	$96,249	$1,298	$343,702

The Company had an immaterial amount of other borrowings outstanding at June 30, 2009 that were not under any of the Company’s credit agreements and $2.7 million of letters of credit that do not impact the Company’s net availability.
During the second quarter of 2009, the Company made additional principal payments of approximately $42.0 million on its Global Term Loans. With these payments, the Company has no required principal payments on its Global Term Loans until September 2011.
Additional details on the above available borrowings are discussed in the Company’s Annual Report for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009.
6. Guarantees
Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries with regard to lines of credit. The nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009.
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
7. Operating Segments
The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. During the third quarter of 2008, the Company reclassified its operating entities in South Africa and the United Arab Emirates into the Europe reporting segment from the Asia-Pacific reporting segment. The Europe reporting segment has been renamed the Europe Middle East and Africa reporting segment (EMEA). Segment information as of and for the three and six months ended June 30, 2008 has been reclassified to conform to this presentation. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and six months ended June 30, 2009 and 2008:

				Corporate
				and
				Reconciling
	Americas	Asia-Pacific	EMEA	Items	Total

Three Months Ended June 30, 2009:
Distribution revenue	$102,537	$188,851	$340,295	$—	$631,683
Logistic services revenue	44,869	7,598	39,318	—	91,785

Total revenue from external customers	$147,406	$196,449	$379,613	$—	$723,468

Operating income (loss) from continuing operations	$11,697	$5,527	$(4,495)	$(10,169)	$2,560
Depreciation and amortization	2,422	537	5,178	429	8,566
Capital expenditures	1,474	1,316	1,439	294	4,523

Three Months Ended June 30, 2008:
Distribution revenue	$171,808	$298,421	$621,966	$—	$1,092,195
Logistic services revenue	44,055	12,184	47,803	—	104,042

Total revenue from external customers	$215,863	$310,605	$669,769	$—	$1,196,237

Operating income (loss) from continuing operations	$9,175	$6,236	$3,565	$(8,701)	$10,275
Depreciation and amortization	2,505	542	6,479	277	9,803
Capital expenditures	632	220	3,153	321	4,326

Six Months Ended June 30, 2009:
Distribution revenue	$213,839	$363,635	$674,770	$—	$1,252,244
Logistic services revenue	90,965	15,845	73,491	—	180,301

Total revenue from external customers	$304,804	$379,480	$748,261	$—	$1,432,545

Operating income (loss) from continuing operations	$24,492	$8,393	$(10,436)	$(18,735)	$3,714
Depreciation and amortization	5,354	944	9,775	815	16,888
Capital expenditures	3,037	1,509	3,321	1,015	8,882

Six Months Ended June 30, 2008:
Distribution revenue	$372,662	$620,670	$1,168,540	$—	$2,161,872
Logistic services revenue	90,805	22,387	95,976	—	209,168

Total revenue from external customers	$463,467	$643,057	$1,264,516	$—	$2,371,040

Operating income (loss) from continuing operations	$17,433	$14,005	$6,407	$(17,015)	$20,830
Depreciation and amortization	5,188	1,233	11,683	541	18,645
Capital expenditures	1,709	43	7,993	957	10,702

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Additional segment information is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Total segment assets:
Americas	$208,799	$244,922
Asia-Pacific	157,437	198,779
EMEA	547,073	690,882
Corporate	5,610	11,777

	$918,919	$1,146,360

8. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.5 million as of June 30, 2009). Smartphone disputes this claim and intends to defend this matter vigorously. Currently, this matter is set for trial in October 2009.
Fleggaard group of companies
The former headquarters of Dangaard Telecom was located in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggaard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and has claimed $1.4 million in damages. Dangaard Telecom continues to dispute this claim and intends to defend this matter vigorously. This matter is currently set for trial in January 2010.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.3 million as of June 30, 2009). Brightpoint Norway is currently assessing its options including appealing this determination by the initiation of court proceedings. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
ECP South Perry Road, LLC
ECP South Perry Road, LLC (ECP) filed a complaint against the Company claiming $0.8 million in damages allegedly arising from the Company’s alleged violations of (i) a lease agreement between the Company and ECP’s predecessor-in-interest for certain real property located in Hendricks County, Indiana (the Leased Premises), and (ii)

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Indiana’s Uniform Fraudulent Transfer Act. The Company and ECP have entered into a settlement agreement, pursuant to which ECP has agreed to dismiss the lawsuit with prejudice.
NC Holding Indemnification Claims
In connection with the acquisition of Dangaaard Telecom, initially 3,000,000 shares of common stock issued in connection with the acquisition were placed in escrow with American Stock Transfer & Trust Company to secure NC Telecom Holding A/S’s (NC Holding) indemnification obligations under the acquisition agreement. We have previously made indemnification claims against NC Holding pursuant to the acquisition agreement which we believe are in excess of the value of these 3,000,000 shares. We understand that NC Holding intends to defend against these claims, and we can give no assurance that all or any part of our indemnification claims against NC Holding will be successful. Of these 3,000,000 shares, 2,000,000 remain in the escrow account and 1,000,000 shares have been released from escrow subject to our reservation of a right to assert a claim for indemnification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting estimates, the estimates we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009.
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
On February 9, 2009, we announced a plan to reduce forecasted spending for the year by approximately $40 to $45 million. This plan is comprised of $12 to $14 million of cost avoidance and $28 to $31 million of spending reductions. On May 7, 2009 we announced a revised debt reduction target of having less than $100 million of average daily debt outstanding during the fourth quarter of 2009. The spending reduction measures included, among other things, a workforce reduction of at least 220 positions, or approximately 7% of our workforce. The majority of the foregoing reductions in spending are reflected in our results of operations for the three and six months ended June 30, 2009 as a reduction of selling, general, and administrative expenses (SG&A).
We reduced our global workforce by approximately 200 positions during the first half of 2009. We will continue to reduce our workforce to achieve the previously stated target of at least 220 positions. Most of the remaining reductions in workforce will occur throughout the second half of 2009.
Based on our progress through the six months ended June 30, 2009, we believe that we are on track to realize the previously stated forecasted spending reduction and cost avoidance targets as well as our debt reduction targets for 2009. For the second quarter of 2009 SG&A expenses were $51.1 million, which represents a decrease of $1.4 million (3%) from the first quarter of 2009 and $8.2 million (14%) from the fourth quarter of 2008. Fluctuations in foreign currency negatively impacted SG&A by approximately $1.8 million compared to the first quarter of 2009. Average daily debt outstanding for the second quarter of 2009 was $165.9 million as compared to $216.0 million for the first quarter of 2009 and $413.4 million for the second quarter of 2008.
We continue to focus on optimizing our European operating and financial structure. We expect to exit certain programs, channels and/or countries that are not expected to meet our profitability targets included return on investment. As a result of exiting underperforming programs, channels and/or countries in our European region, we would expect to incur additional restructuring charges. We will provide updates on these activities and related estimated charges, which could be material, as appropriate throughout the year. We did not exit any material programs, channels or countries during the second quarter of 2009.
RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended June 30,
		% of		% of
	2009	Total	2008	Total	Change
		(Amounts in 000s)

Distribution revenue
Americas	$102,537	16%	$171,808	16%	(40%)
Asia-Pacific	188,851	30%	298,421	27%	(37%)
EMEA	340,295	54%	621,966	57%	(45%)

Total	$631,683	100%	$1,092,195	100%	(42%)

Logistic services revenue
Americas	$44,869	49%	$44,055	42%	2%
Asia-Pacific	7,598	8%	12,184	12%	(38%)
EMEA	39,318	43%	47,803	46%	(18%)

Total	$91,785	100%	$104,042	100%	(12%)

Total revenue
Americas	$147,406	20%	$215,863	18%	(32%)
Asia-Pacific	196,449	27%	310,605	26%	(37%)
EMEA	379,613	53%	669,769	56%	(43%)

Total	$723,468	100%	$1,196,237	100%	(40%)

Wireless devices sold through distribution
Americas	710	17%	1,319	21%	(46%)
Asia-Pacific	1,418	35%	2,762	44%	(49%)
EMEA	1,958	48%	2,199	35%	(11%)

Total	4,086	100%	6,280	100%	(35%)

Wireless devices handled through logistic services
Americas	13,005	86%	11,759	87%	11%
Asia-Pacific	593	4%	507	4%	17%
EMEA	1,545	10%	1,184	9%	30%

Total	15,143	100%	13,450	100%	13%

Total wireless devices handled
Americas	13,715	71%	13,078	66%	5%
Asia-Pacific	2,011	10%	3,269	17%	(38%)
EMEA	3,503	19%	3,383	17%	4%

Total	19,229	100%	19,730	100%	(3%)

	Six Months Ended June 30,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$213,839	17%	$372,662	17%	(43%)
Asia-Pacific	363,635	29%	620,670	29%	(41%)
EMEA	674,770	54%	1,168,540	54%	(42%)

Total	$1,252,244	100%	$2,161,872	100%	(42%)

Logistic services revenue
Americas	$90,965	50%	$90,805	43%	0%
Asia-Pacific	15,845	9%	22,387	11%	(29%)
EMEA	73,491	41%	95,976	46%	(23%)

Total	$180,301	100%	$209,168	100%	(14%)

Total revenue
Americas	$304,804	21%	$463,467	20%	(34%)
Asia-Pacific	379,480	26%	643,057	27%	(41%)
EMEA	748,261	53%	1,264,516	53%	(41%)

Total	$1,432,545	100%	$2,371,040	100%	(40%)

Wireless devices sold through distribution
Americas	1,505	18%	2,912	23%	(48%)
Asia-Pacific	3,028	36%	5,485	44%	(45%)
EMEA	3,942	46%	4,166	33%	(5%)

Total	8,475	100%	12,563	100%	(33%)

Wireless devices handled through logistic services
Americas	25,874	88%	25,789	90%	0%
Asia-Pacific	1,037	4%	883	3%	17%
EMEA	2,585	8%	2,118	7%	22%

Total	29,496	100%	28,790	100%	2%

Total wireless devices handled
Americas	27,379	72%	28,701	69%	(5%)
Asia-Pacific	4,065	11%	6,368	16%	(36%)
EMEA	6,527	17%	6,284	15%	4%

Total	37,971	100%	41,353	100%	(8%)

The following table presents the percentage changes in revenue for the three and six months ended June 30, 2009 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Three months ended June 30, 2009:
Distribution	(17%)	(11%)	(8%)	(6%)	(42%)
Logistic services	8%	(4%)	(14%)	(2%)	(12%)
Total	(15%)	(11%)	(9%)	(5%)	(40%)

Six months ended June 30, 2009:
Distribution	(16%)	(13%)	(7%)	(6%)	(42%)
Logistic services	5%	(3%)	(14%)	(2%)	(14%)
Total	(14%)	(12%)	(8%)	(6%)	(40%)

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Three Months Ended					Six Months Ended
Americas	June 30,					June 30,
(Amounts in 000s)		% of		% of			% of		% of
	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change

REVENUE:
Distribution	$102,537	70%	$171,808	80%	(40%)	$213,839	70%	$372,662	80%	(43%)
Logistic services	44,869	30%	44,055	20%	2%	90,965	30%	90,805	20%	0%

Total	$147,406	100%	$215,863	100%	(32%)	$304,804	100%	$463,467	100%	(34%)

WIRELESS DEVICES HANDLED :
Distribution	710	5%	1,319	10%	(46%)	1,505	5%	2,912	10%	(48%)
Logistic services	13,005	95%	11,759	90%	11%	25,874	95%	25,789	90%	0%

Total	13,715	100%	13,078	100%	5%	27,379	100%	28,701	100%	(5%)

The following table presents the percentage changes in revenue for our Americas division by service line for the three and six months ended June 30, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended June 30, 2009:
Distribution	(37%)	0%	(1%)	(2%)	(40%)
Logistic services	5%	2%	(5%)	0%	2%
Total	(28%)	0%	(3%)	(1%)	(32%)

Six months ended June 30, 2009:
Distribution	(38%)	(1%)	(1%)	(3%)	(43%)
Logistic services	1%	3%	(4%)	0%	0%
Total	(30%)	0%	(2%)	(2%)	(34%)
The decrease in wireless devices sold through distribution for the three and six months ended June 30, 2009 was driven by weaker market conditions in North America and Latin America as well as the loss of key customers in North America due to industry consolidation. The decrease in distribution average selling price for the six months ended June 30, 2009 was driven by a higher mix of lower priced handsets sold compared to the same period in the prior year due to higher demand for these products.
The increase in wireless devices handled through logistic services for the three and six months ended June 30, 2009 was primarily driven by an expanded service offering; the addition of new logistic services customers; and the growth, through increased market share and new market entry, of incumbent customers. Current economic conditions are increasing demand for prepaid and fixed fee wireless subscriptions, which are the primary product offering of certain Brightpoint logistics customers. The increase in average fulfillment fee per unit was driven by a shift in mix between customers and services compared to the same period in the prior year as well as an increase in the volume of ancillary services provided. The decrease in non-handset based logistic services revenue for the three and six months ended June 30, 2009 was driven by the decrease in freight revenue in North America compared to the same period in the prior year.

	Three Months Ended					Six Months Ended
Asia-Pacific	June 30,					June 30,
(Amounts in 000s)		% of		% of			% of		% of
	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change

REVENUE:
Distribution	$188,851	96%	$298,421	96%	(37%)	$363,635	96%	$620,670	97%	(41%)
Logistic services	7,598	4%	12,184	4%	(38%)	15,845	4%	22,387	3%	(29%)

Total	$196,449	100%	$310,605	100%	(37%)	$379,480	100%	$643,057	100%	(41%)

WIRELESS DEVICES HANDLED :
Distribution	1,418	71%	2,762	84%	(49%)	3,028	74%	5,485	86%	(45%)
Logistic services	593	29%	507	16%	17%	1,037	26%	883	14%	17%

Total	2,011	100%	3,269	100%	(38%)	4,065	100%	6,368	100%	(36%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three and six months ended June 30, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended June 30, 2009:
Distribution	(40%)	12%	(5%)	(4%)	(37%)
Logistic services	11%	(8%)	(35%)	(6%)	(38%)
Total	(38%)	11%	(6%)	(4%)	(37%)

Six months ended June 30, 2009:
Distribution	(37%)	4%	(3%)	(5%)	(41%)
Logistic services	11%	(6%)	(27%)	(7%)	(29%)
Total	(36%)	4%	(4%)	(5%)	(41%)
The decrease in wireless devices sold through distribution in our Asia-Pacific division for the three and six months ended June 30, 2009 was driven by a decrease in market demand for lower priced handsets in Singapore as well as overall weaker market conditions. The increase in distribution average selling price for the three and six months ended June 30, 2009 was driven by shift in mix to higher priced devices and better availability for these devices compared to the same period in the prior year. The decrease in non-handset based distribution revenue for the three and six months ended June 30, 2009 was driven by a decline in the sale of non-handset based navigation devices and memory cards in Australia.
The increase in wireless devices handled through logistic services for the three and six months ended June 30, 2009 was primarily driven by an increase in wireless devices handled for our largest customer in Australia and New Zealand. The decrease in average fulfillment fee per unit was due primarily to an unfavorable mix of wireless devices handled compared to the same period in the prior year. The decrease in non-handset based logistic services revenue was primarily due to a decrease in repair services in India compared to the same period in the prior year.

	Three Months Ended					Six Months Ended
EMEA	June 30,					June 30,
(Amounts in 000s)		% of		% of			% of		% of
	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change

REVENUE:
Distribution	$340,295	90%	$621,966	93%	(45%)	$674,770	90%	$1,168,540	92%	(42%)
Logistic services	39,318	10%	47,803	7%	(18%)	73,491	10%	95,976	8%	(23%)

Total	$379,613	100%	$669,769	100%	(43%)	$748,261	100%	$1,264,516	100%	(41%)

WIRELESS DEVICES HANDLED :
Distribution	1,958	56%	2,199	65%	(11%)	3,942	60%	4,166	66%	(5%)
Logistic services	1,545	44%	1,184	35%	30%	2,585	40%	2,118	34%	22%

Total	3,503	100%	3,383	100%	4%	6,527	100%	6,284	100%	4%

The following table presents the percentage changes in revenue for our EMEA division by service line for the three and six months ended June 30, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended June 30, 2009:
Distribution	(1%)	(25%)	(11%)	(8%)	(45%)
Logistic services	10%	(9%)	(17%)	(2%)	(18%)
Total	0%	(24%)	(12%)	(7%)	(43%)

Six months ended June 30, 2009:
Distribution	2%	(26%)	(10%)	(8%)	(42%)
Logistic services	8%	(8%)	(21%)	(2%)	(23%)
Total	2%	(24%)	(11%)	(8%)	(41%)
The decrease in distribution average selling price for the three and six months ended June 30, 2009 was primarily due to overall weaker market conditions in Europe compared to the same period in the prior year. The decrease in non-handset based distribution revenue was primarily due to a decrease in sales of non-handset based navigation devices in Germany.
The increase in wireless devices handled through logistic services and the decrease in average fulfillment fee per unit for the three and six months ended June 30, 2009 was driven by an increase in wireless devices handled with our largest customer in Italy and a fee structure with that customer that is lower than the average for the rest of the region. However, this business will not recur in future periods. Non-handset based logistic services revenue for the three and six months ended June 30, 2009 decreased due to lower revenue from the sale of prepaid airtime in Sweden.
Gross Profit and Gross Margin

	Three Months Ended						Six Months Ended
	June 30,						June 30,
		% of		% of				% of		% of
	2009	Total	2008	Total	Change		2009	Total	2008	Total	Change
	(Amounts in 000s)						(Amounts in 000s)
Distribution	$21,477	35%	$49,317	56%	(56%)		$47,404	38%	$101,230	57%	(53%)
Logistic services	39,903	65%	38,647	44%	3%		76,438	62%	75,381	43%	1%

Gross profit	$61,380	100%	$87,964	100%	(30%)		$123,842	100%	$176,611	100%	(30%)

Distribution	3.4%		4.5%		(1.1	) points	3.8%		4.7%		(0.9	) points
Logistic services	43.5%		37.1%		6.4	points	42.4%		36.0%		6.4	points
Gross margin	8.5%		7.4%		1.1	points	8.6%		7.4%		1.2	points
The 1.1 percentage point increase in gross margin for the three months ended June 30, 2009 was driven by a shift in mix to logistic services as well as a 6.4 percentage point increase in gross margin from our logistic services business, partially offset by a 1.1 percentage point decrease in gross margin from our distribution business. The 1.2 percentage point increase in gross margin for the six months ended June 30, 2009 was driven by a shift in mix to logistic services as well as a 6.4 percentage point increase in gross margin from our logistic services business, partially offset by a 0.9 percentage point decrease in gross margin from our distribution business.
The decrease in gross margin from distribution for the three and six months ended June 30, 2009 was driven by one-time charges in our Spain and Netherlands operations as well as lower volumes of handsets sold which resulted in lower vendor incentive rebates compared to the same period in the prior year.

The increase in gross margin from logistic services for the three and six months ended June 30, 2009 was driven by an improved cost structure resulting from the impact of spending reductions in our North America operations.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Amounts in 000s)			(Amounts in 000s)
SG&A expenses	$51,064	$69,901	(27%)	$103,537	$139,656	(26%)
Percent of revenue	7.1%	5.8%	1.3 points	7.2%	5.9%	1.3 points
The decrease in SG&A expenses for the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to the impact of cost reduction initiatives in 2008 and 2009. Approximately half of this decrease can be attributed to true cost reductions, primarily related to headcount reductions. The other half of the decrease in SG&A expenses is comprised of cost avoidance and the favorable impact of foreign currency fluctuations. Approximately half of our cost avoidance savings relates to the suspension of non-executive staff cash bonuses for the first half of 2009. The remaining cost avoidance primarily relates to a reduction in discretionary spending such as travel. Therefore, the savings related to our cost avoidance initiatives may not recur during the second half of 2009 if we begin accruing non-executive bonuses in the third quarter of 2009 and other discretionary spending returns to historical levels. We expect to implement additional cost reduction initiatives in the second of half of 2009 that will partially offset the impact of accruing non-executive bonuses and other discretionary spending increases.
SG&A expenses included $1.6 million and $3.3 million of non-cash stock based compensation expense for the three and six months ended June 30, 2009 compared to $1.8 million and $3.4 million for the same periods in the prior year.
Amortization Expense
Amortization expense was $3.9 million and $7.7 million for the three and six months ended June 30, 2009 compared to $4.8 million and $9.5 million for the same periods in the prior year. The decrease in amortization expense for the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $3.9 million and $8.9 million for the three and six months ended June 30, 2009. The restructuring charge primarily consists of severance charges in connection with the global workforce reduction implemented as part of our previously announced 2009 Spending and Debt Reduction Plan.
Restructuring charge was $3.0 million for the three months ended June 30, 2008. The restructuring charge primarily consisted of a $1.6 million charge in connection with the sale of certain assets in Colombia and a $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom. The restructuring charge also consisted of $0.3 million of lease termination costs and severance associated with consolidating the legacy Brightpoint and Dangaard Telecom facilities in Sweden and Norway.
Restructuring charge was $6.6 million for the six months ended June 30, 2008. The restructuring charge primarily consisted of the charges discussed above as well as $3.2 million associated with the exit of our redundant warehouse and office facility in Germany as well as $0.4 million of severance costs to terminate employees of our redundant operations in Germany and Norway.

Operating Income from Continuing Operations

	Three Months Ended					Six Months Ended
	June 30,					June 30,
		% of		% of			% of		% of
	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change
		(Amounts in 000s)					(Amounts in 000s)
Americas	$11,697	NM	$9,175	NM	27%	$24,492	NM	$17,433	NM	40%
Asia-Pacific	5,527	NM	6,236	NM	(11%)	8,393	NM	14,005	NM	(40%)
EMEA	(4,495)	NM	3,565	NM	(226%)	(10,436)	NM	6,407	NM	(263%)
Corporate	(10,169)	NM	(8,701)	NM	(17%)	(18,735)	NM	(17,015)	NM	(10%)

Total	$2,560	100%	$10,275	100%	(75%)	$3,714	100%	$20,830	100%	(82%)

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Americas	7.9%	4.3%	3.6 points	8.0%	3.8%	4.2 points
Asia-Pacific	2.8%	2.0%	0.8 points	2.2%	2.2%	0.0 points
EMEA	(1.2%)	0.5%	(1.7) points	(1.4%)	0.5%	(1.9) points
Total	0.4%	0.9%	(0.5) points	0.3%	0.9%	(0.6) points
Operating income in our Americas division increased $2.5 million and $7.1 million for the three months and six months ended June 30, 2009 primarily due to the impact of cost reductions in 2008 and cost avoidance initiatives in 2009. The increase in operating income as a percent of revenue of 3.6 percentage  points and 4.2 percentage points for the three months and six months ended June 30, 2009 was driven by an increase in gross margin due to a shift in mix to logistic services as well as from an improved cost structure resulting from the impact of spending reductions in our North America operations.
Operating income in our Asia-Pacific division decreased $0.7 million for the three months ended June 30, 2009 primarily due to lower profitability from our business in India as well as an unfavorable mix of business in Australia compared to the same period in the prior year. These decreases were partially offset by an increase in profitability from our business in Singapore due to a favorable mix of business compared to the same period in the prior year. The increase in operating income as a percent of revenue of 0.8 percentage points for the three months ended June 30, 2009 was driven by the favorable mix of business in Singapore compared to the same period in the prior year.
Operating income in our Asia-Pacific division decreased $5.6 million the six months ended June 30, 2009 primarily due to lower profitability from our business in India as well as an unfavorable mix of business in Australia compared to the same period in the prior year.
Operating income in our EMEA division decreased $8.1 million and 1.7 percentage points as a percent of revenue for the three months ended June 30, 2009 primarily due to overall weakness in the markets in which we operate as well as $1.7 million of restructuring charges incurred in connection with our 2009 Spending and Debt Reduction Plan as well as one-time charges in our Spain and Netherlands operations.
Operating income in our EMEA division decreased $16.8 million and 1.9 percentage points as a percent of revenue for the six months ended June 30, 2009 primarily due to overall weakness in the markets in which we operate as well as $6.3 million of restructuring charges incurred in connection with our 2009 Spending and Debt Reduction Plan as well as one-time charges in our Spain and Netherlands operations.
Operating loss from our corporate function increased $1.5 million and $1.7 million for the three months and six months ended June 30, 2009 primarily due to a $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.

Interest, net
The components of interest, net are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2008	2007	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$2,708	$7,200	(62%)	$5,803	$15,088	(62)%
Interest income	(209)	(1,270)	(84%)	(540)	(2,495)	(78)%

Interest, net	$2,499	$5,930	(58%)	$5,263	$12,593	(58)%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to lower average daily debt outstanding as well as lower interest rates on our Eurodollar denominated debt compared to the same periods in the prior year.
Average daily debt outstanding for the second quarter of 2009 was $165.9 million compared to average daily debt outstanding of $413.4 million for the second quarter of 2008.
Other (Income) Expense
Other income was $3.9 million and $1.1 million for the three and six months ended June 30, 2009 compared to other expense of $1.5 million and $0.7 million for the same period in the prior year. The increase in other income was primarily due to foreign currency transaction gains. Other expense for the six months ended June 30, 2008 includes a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell these shares.
Income Tax Expense (Benefit)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Amounts in 000s)			(Amounts in 000s)
Income tax expense (benefit)	$1,201	$(1,776)	(168%)	$(171)	$(286)	(40%)
Effective tax rate	30.0%	(61.9%)	91.9 points	38.9%	(3.8%)	42.7 points
Income tax expense for the three months ended June 30, 2009 was $1.2 million resulting in an effective tax rate of 30.0% compared to an effective tax rate of 61.9% for the same period in the prior year. Income tax benefit for the three and six months ended June 30, 2008 includes a $3.0 million benefit from the reversal of a valuation allowance on deferred tax assets resulting from previous net operating losses in Germany.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Poland and Turkey businesses and of our locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our Poland and Turkey businesses in the first quarter of 2009, and we exited the locally branded PC notebook business in the third quarter of 2008. Details of discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$—	$18,991	$1,664	$38,969

Loss from discontinued operations before income taxes	$(210)	$(8,304)	$(1,306)	$(10,951)
Income tax benefit	—	(1,517)	—	(1,898)

Loss from discontinued operations	$(210)	$(6,787)	$(1,306)	$(9,053)
Gain (loss) on disposal from discontinued operations (1)	(2,429)	5	(1,331)	5

Total discontinued operations, net of income taxes	$(2,639)	$(6,782)	$(2,637)	$(9,048)

(1)	Loss on disposal of discontinued operations primarily relates to cumulative currency translation adjustments.
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

	June 30,	December 31,
(Amounts in 000s)	2009	2008	% Change

Unrestricted cash	$76,868	$56,632	36%
Unused borrowing availability	343,702	344,609	0%

Liquidity	$420,570	$401,241	5%

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
As previously disclosed in our Annual Report on Form 10-K for the year December 31, 2008, we had been notified the factoring agreement for our Germany operation will terminate in the middle of 2009. This agreement terminated in July 2009. We are currently reviewing the options for and feasibility of replacing the agreement. At June 30, 2009 we had sold $33.9 million of accounts receivable under this agreement.

Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Six Months Ended
	June 30,
	2009	2008	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$101,881	$259,842	$(157,961)
Investing activities	(9,627)	(17,747)	8,120
Financing activities	(79,072)	(236,125)	157,053
Effect of exchange rate changes on cash and cash equivalents	7,007	(1,396)	8,403

Net increase (decrease) in cash and cash equivalents	$20,189	$4,574	$15,615

Net cash provided by operating activities was $101.9 million for the six months ended June 30, 2009 compared to $259.8 million for the same period in the prior year. This change is primarily due to $157.8 million less cash provided by working capital compared to the same period in the prior year. At the end of 2007, a large customer within our EMEA division experienced IT difficulties resulting in $62.2 million of anticipated payments in the fourth quarter of 2007 being delayed into the first quarter of 2008. Had this payment been received in 2007, net cash provided by operating activities would have been $197.6 million for the six months ended June 30, 2008.
Net cash used for investing activities was $9.6 million for the six months ended June 30, 2009 compared to $17.7 million for the same period in the prior year. The change is primarily due to $6.9 million less cash used related to the acquisitions of CellStar and Dangaard Telecom in 2007 as well as $1.8 million less cash used for capital expenditures.
Net cash used in financing activities was $79.1 million for the six months ended June 30, 2009 compared to $236.1 million for the same period in the prior year. This change is primarily due to $157.7 million of lower repayments of borrowings during the six months ended June 30, 2009 as a result of debt reduction initiatives in 2008.
Cash Conversion Cycle
A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009.

	Three Months Ended
	June 30,	June 30,	March 31,
	2009	2008	2009
Days sales outstanding in accounts receivable	31	32	32
Days inventory on-hand	24	31	29
Days payable outstanding	(44)	(46)	(46)

Cash Conversion Cycle Days	11	17	15

For the three months ended June 30, 2009, the cash conversion cycle decreased to 11 days from 17 days for the same period in the prior year. The decrease in the cash conversion cycle was primarily due to a reduction in aged and total inventory on-hand at June 30, 2009.

It is unlikely that we can sustain a cash conversion cycle of 11 days for an extended period of time. We expect days inventory on hand to increase in the second half of the year due to anticipated product launches and seasonal demands. Increases in the cash conversion cycle would have the effect of consuming our cash, which could cause us to borrow from lenders to fund the related increase in working capital.
Borrowings
The table below summarizes the borrowing capacity that was available to us as of June 30, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$96,249	$96,249	$—	$—
Global Credit Facility	300,000	—	721	299,279
Other	45,000	—	577	44,423

Total	$441,249	$96,249	$1,298	$343,702

We had an immaterial amount of other borrowings outstanding at June 30, 2009 that were not under any of our credit agreements and $2.7 million of letters of credit that do not impact our net availability.
At June 30, 2009 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense.

	Global Credit	Company ratio at
Ratio	Facility covenant	June 30, 2009

Maximum leverage ratio	Not to exceed 3.0:1.0	1.0:1.0

Minimum interest coverage ratio	Not below 4.0:1.0	8.2:1.0
We believe that we will continue to be in compliance with our debt covenants for the next 12 months. However, there continues to be a great deal of uncertainty regarding the current economic downturn and the impact it will have on the wireless device industry during 2009. Due to this uncertainty, there is always the possibility that the economy will decline faster than we can react with spending and debt reductions, which increases the risk of not complying with our debt covenants. We expect the spending reductions and debt reductions we achieved in 2008, combined with our 2009 Spending and Debt Reduction Plan, will allow us to be in compliance with these debt covenants for the next twelve months. However, if we are not able to reduce spending or debt enough to offset a significant unforeseen decline in market conditions, there can be no assurance that we will remain in compliance with our debt covenants for the next twelve months.
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
Item 4. Submission of Matters to a Vote of Security Holders.
On May 5, 2009, the Company held its Annual Meeting of Shareholders at which time the following matters were approved by the Company’s shareholders by the votes indicated:
1)	Election of three Class II Directors to hold office until the Annual Meeting of Shareholders to be held in 2012 and until their successors have been duly elected and qualified:

Director:	Votes Cast “For”	Votes Withheld
Kari-Pekka Wilska	69,737,605	3,388,289
Jorn P. Jensen	48,123,256	25,002,638
Jerre L. Stead	52,461,661	20,664,233
On July 28, 2009, in connection with the recent sale of 16.5 million shares of the Company’s common stock by one of its shareholders, NC Telecom Holding A/S (“NC Holding”), pursuant to an underwritten public offering, and in accordance with the terms of the shareholder agreement entered into by the Company with NC Holding upon the closing of the Company’s acquisition of Dangaard Telecom A/S, the Company requested that NC Holding identify two of the three directors that it proposed for nomination to resign from the Company’s Board of Directors. NC Holding identified Messrs. Jorn P. Jensen and Jan Gesmar-Larsen, who have resigned from the Company’s Board of Directors effective July 28, 2009.
After the elections and resignations set forth above, the Company’s Board of Directors is currently comprised as follows: Class I Directors: Robert J. Laikin and Eliza Hermann; Class II Directors: Thorleif Krarup, Marisa E. Pratt and Richard W. Roedel; Class III Directors: Jerre L. Stead and Kari Pekka Wilska. The Company is in the process of interviewing candidates to fill the vacancies created by the resignation of Messrs. Gesmar-Larsen and Jensen.
2)	Amendment and restatement of Brightpoint’s 2004 Long-Term Incentive Plan to provide for (i) an increase in the number of shares available for issuance thereunder by 7,000,000, (ii) a “double trigger” change of control provision and (iii) prohibition against (x) reducing the exercise price of any stock options, (y) cancelling stock options that are not “in-the-money” and (z) re-granting or exchanging stock options for new stock options or other awards:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”	Broker non-votes
61,458,511	3,322,388	89,689	8,255,306

3)	Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”	Broker non-votes
69,202,110	3,864,233	59,550	0

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Brightpoint, Inc. (1)

3.2	By-Laws of Brightpoint, Inc. as Amended and Restated as of June 3, 2004 and Amended as of December 20, 2007 and July 28, 2009 (2)

10.1	Amended and Restated Employment Agreement dated as of May 6, 2009 between the Company and Anthony Boor (3)

10.2	Agreement for Supplemental Executive Retirement Benefit dated as of May 6, 2009 between the Company and Anthony Boor (3)

10.3	Brightpoint, Inc. Amended and Restated 2004 Long-Term Incentive Plan (as adjusted for 3 for 2 stock splits in September and December 2005 and for a 6 for 5 stock split in May 2006) and as amended by a vote of the shareholders on July 31, 2007, May 13, 2008 and May 5, 2009 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Cautionary Statements (4)

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 21, 2009

(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on July 29, 2009

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May, 8 2009

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: August 6, 2009	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 6, 2009	/s/ Vincent Donargo
Vincent Donargo
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)