Form 10-Q
period 2009-09-30
BRIGHTPOINT INC
filed 2009-11-04
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
1-12845
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
The number of shares of Common Stock outstanding as of November 2, 2009: 78,897,226

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Distribution revenue	$772,815	$1,055,928	$2,005,441	$3,148,827
Logistic services revenue	95,100	110,982	274,232	318,571

Total revenue	867,915	1,166,910	2,279,673	3,467,398

Cost of revenue
Cost of distribution revenue	740,368	1,013,352	1,926,065	3,007,513
Cost of logistic services revenue	55,350	68,529	158,907	202,281

Total cost of revenue	795,718	1,081,881	2,084,972	3,209,794

Gross profit	72,197	85,029	194,701	257,604

Selling, general and administrative expenses	55,747	60,516	156,680	196,153
Impairment of long-lived assets	1,452	—	1,452	—
Amortization expense	4,092	4,647	11,746	14,189
Restructuring charge	1,886	795	10,707	7,378

Operating income from continuing operations	9,020	19,071	14,116	39,884

Interest, net	2,077	3,676	7,237	15,485
Other (income) expense	509	1,317	(1,057)	1,840

Income from continuing operations before income taxes	6,434	14,078	7,936	22,559

Income tax expense (benefit)	(8,230)	5,600	(7,804)	5,591

Income from continuing operations	14,664	8,478	15,740	16,968

Discontinued operations, net of income taxes:
Loss from discontinued operations	(3,872)	(2,956)	(6,523)	(12,674)
Gain (loss) on disposal of discontinued operations	378	(9)	(953)	(5)

Total discontinued operations, net of income taxes	(3,494)	(2,965)	(7,476)	(12,679)

Net income	11,170	5,513	8,264	4,289

Net income attributable to noncontrolling interest	—	(34)	—	(366)

Net income attributable to common shareholders	$11,170	$5,479	$8,264	$3,923

Earnings per share attributable to common shareholders — basic:
Income from continuing operations	$0.18	$0.11	$0.19	$0.22
Discontinued operations, net of income taxes	(0.04)	(0.04)	(0.09)	(0.16)

Net income	$0.14	$0.07	$0.10	$0.06

Earnings per share attributable to common shareholders — diluted:
Income from continuing operations	$0.18	$0.10	$0.19	$0.21
Discontinued operations, net of income taxes	(0.04)	(0.04)	(0.09)	(0.16)

Net income	$0.14	$0.06	$0.10	$0.05

Weighted average common shares outstanding:
Basic	81,215	78,549	81,172	77,968

Diluted	82,048	81,250	81,827	81,545

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$80,259	$57,226
Accounts receivable (less allowance for doubtful accounts of $12,420 in 2009 and $11,217 in 2008)	351,916	499,541
Inventories	183,272	290,243
Other current assets	71,521	61,392

Total current assets	686,968	908,402

Property and equipment, net	58,209	56,463
Goodwill	51,830	51,439
Other intangibles, net	102,506	107,286
Other assets	32,932	22,770

Total assets	$932,445	$1,146,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,303	$534,906
Accrued expenses	103,679	137,957
Current portion of long-term debt	—	—
Lines of credit and other short-term borrowings	1,063	798

Total current liabilities	510,045	673,661

Long-term liabilities:
Lines of credit, long-term	—	1,501
Long-term debt	97,761	174,106
Other long-term liabilities	43,964	46,528

Total long-term liabilities	141,725	222,135

Total liabilities	651,770	895,796

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 89,236 issued in 2009 and 88,730 issued in 2008	892	887
Additional paid-in-capital	629,479	625,415
Treasury stock, at cost, 7,294 shares in 2009 and 7,063 shares in 2008	(61,333)	(59,983)
Retained deficit	(304,383)	(312,647)
Accumulated other comprehensive income (loss)	16,020	(3,108)

Total shareholders’ equity	280,675	250,564

Total liabilities and shareholders’ equity	$932,445	$1,146,360

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income	$8,264	$4,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,540	28,249
Impairment of long-lived assets	1,452	—
Non-cash compensation	4,865	4,991
Restructuring charge	11,353	7,483
Change in deferred taxes	(18,148)	(13,910)
Other non-cash	1,552	(910)

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	174,370	197,999
Inventories	117,523	160,193
Other operating assets	1,244	(7,935)
Accounts payable and accrued expenses	(216,253)	(67,563)

Net cash provided by operating activities	112,762	312,886

Investing activities
Capital expenditures	(14,621)	(16,064)
Acquisitions, net of cash acquired	—	(5,878)
Decrease (increase) in other assets	(1,094)	768

Net cash used in investing activities	(15,715)	(21,174)

Financing Activities
Net repayments on lines of credit	(537)	(213,843)
Repayments on Global Term Loans	(75,752)	(67,076)
Deferred financing costs paid	(392)	(212)
Purchase of treasury stock	(1,349)	(1,288)
Excess (deficient) tax benefit from equity based compensation	(1,035)	118
Proceeds from common stock issuances under employee stock option plans	216	39

Net cash used in financing activities	(78,849)	(282,262)

Effect of exchange rate changes on cash and cash equivalents	4,835	(10,410)

Net (decrease) increase in cash and cash equivalents	23,033	(960)
Cash and cash equivalents at beginning of period	57,226	102,160

Cash and cash equivalents at end of period	$80,259	$101,200

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
The Company has evaluated subsequent events through November 4, 2009, which is the date these financial statements were issued.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income from continuing operations attributable to common shareholders	$14,664	$8,444	$15,740	$16,602
Discontinued operations, net of income taxes	(3,494)	(2,965)	(7,476)	(12,679)

Net income attributable to common shareholders	$11,170	$5,479	$8,264	$3,923

Earnings per share — basic:
Income from continuing operations attributable to common shareholders	$0.18	$0.11	$0.19	$0.22
Discontinued operations, net of income taxes	(0.04)	(0.04)	(0.09)	(0.16)

Net income attributable to common shareholders	$0.14	$0.07	$0.10	$0.06

Earnings per share — diluted:
Income from continuing operations attributable to common shareholders	$0.18	$0.10	$0.19	$0.21
Discontinued operations, net of income taxes	(0.04)	(0.04)	(0.09)	(0.16)

Net income attributable to common shareholders	$0.14	$0.06	$0.10	$0.05

Weighted average shares outstanding for basic earnings per share	81,215	78,549	81,172	77,968
Net effect of dilutive share options, restricted share units, shares held in escrow and restricted share based on the treasury share method using average market price	833	2,701	655	3,577

Weighted average shares outstanding for diluted earnings per share	82,048	81,250	81,827	81,545

Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 165, Subsequent Events, codified in Accounting Standards Codification (ASC) 855, to provide authoritative accounting literature for subsequent events which was previously addressed only in auditing literature. SFAS 165 addresses events that occur after the balance sheet date but before the issuance of the financial statements. It distinguishes between subsequent events that should be recognized in the financial statements and those that should not. Also, it requires disclosure of the date through which subsequent events were evaluated and disclosures for certain non-recognized events. The provisions of SFAS 165 were effective for the Company on June 30, 2009. The adoption of SFAS 165 did not have a material effect on its financial statements.
In December 2007, the FASB issued SFAS 141 (R). This statement amends ASC 805, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) were effective for the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on its financial statements since the provisions of SFAS 141 (R) are applied prospectively.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 updates ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The provisions of SFAS 160 were effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact on its financial statements.
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to common shareholders	$11,170	$5,479	$8,264	$3,923
Unrealized gain on derivative instruments:
Net gain (loss) arising during period	(64)	(124)	604	397
Reclassification adjustment for gains (losses) included in net income	64	—	(65)	—
Unrealized loss on marketable securities:
Net loss arising during period	—	—	—	(2,087)
Reclassification adjustment for losses included in
net income	—	—	—	928
Pension benefit obligation:	—	—	(248)	—
Foreign currency translation:
Net gain (loss) arising during period	9,906	(58,252)	20,278	(17,915)
Reclassification adjustment for gains included in net income	242	—	(1,441)	—

Comprehensive income (loss)	$21,318	$(52,897)	$27,392	$(14,754)

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The volume and impact to the

Consolidated Balance Sheets and Statements of Operations of these contracts is immaterial. The Company holds the following types of derivatives at September 30, 2009 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swap	Cash flows of interest payments on variable rate debt
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At September 30, 2009, a hedging relationship exists related to $54.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from October 1, 2009 through January 31, 2012. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. There was a $0.1 million (net of income taxes) gain due to the ineffective portion of the interest rate swaps included in the results of operations for the three months ended September 30, 2009 and an immaterial loss due to the ineffective portion of the interest rate swaps included in the results of operations for the nine months ended September 30, 2009. The ineffective portion of the interest rate swaps relates to prepayments on the Company’s variable rate debt in the second quarter of 2009. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was immaterial for the three months ended September 30, 2009.
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $3.9 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at September 30, 2009 and December 31, 2008, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at September 30, 2009 and December 31, 2008 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices
	Balance at	in active	Significant other
	September	markets	observable
	30, 2009	(Level 1)	inputs (Level 2)

Financial instruments classified as assets
Forward foreign currency contracts	$162	$—	$162

Financial instruments classified as liabilities
Interest rate swaps	$3,940	$—	$3,940
Forward foreign currency contracts	252	—	252
2. Acquisitions
Effective December 31, 2008, the Company acquired the assets of Bradian Warehousing and Distribution (Pty), Ltd. for $1.4 million. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable for each of the three fiscal years after the acquisition. The total earn out payments will in no event exceed 20.5 million South African Rand (approximately $2.8 million as of September 30, 2009).

On April 28, 2008, the Company acquired the assets of Hugh Symons Group Ltd.’s wireless distribution business for $0.6 million (0.3 million pounds sterling) and the value of inventory at the date of closing. In addition, the Company agreed to contingent cash earn out payments based upon certain operating performance measures which may be payable on the first, second and third anniversary of closing. The total earn out payments shall in no event exceed 3.6 million pounds sterling (approximately $5.7 million as of September 30, 2009).
3. Restructuring
In February 2009, the Company announced that it initiated its 2009 Spending and Debt Reduction Plan. Included in this plan is a global workforce reduction of 220 positions. Through the first nine months of 2009, the Company has reduced its global workforce by approximately 220 positions.
Europe Realignment
The balance of the restructuring reserve at December 31, 2008 relates to the plan to realign the Company’s European operations that was announced on June 30, 2008. Reserve activity for the realignment of the Company’s European operations and for the workforce reduction included in the 2009 Spending and Debt Reduction Plan for the nine months ended September 30, 2009 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total

Balance at December 31, 2008	$3,325	$3,445	$6,770
Restructuring charge	10,012	127	10,139
Foreign currency translation	919	(56)	863

Total activity:	14,256	3,516	17,772

Less:
Cash usage	(8,070)	(3,433)	(11,503)

Balance at September 30, 2009	$6,186	$83	$6,269

Restructuring charge was $10.1 million for the nine months ended September 30, 2009. The restructuring charge consists of the following:
•	$7.8 million of severance charges in connection with the global workforce reduction announced as part of the Company’s 2009 Spending and Debt Reduction Plan. The Company reduced its workforce by approximately 200 positions in its EMEA division through the nine months ended September 30, 2009.

•	A $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.

•	A $0.4 million charge associated with the exit of our headquarters facility in Europe.

•	A $0.8 million benefit associated with the favorable settlement of the operating lease of the Company’s redundant warehouse and office facility in Germany.

•	$0.6 million of other charges associated with our 2009 Spending and Debt Reduction Plan.
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

Reserve activity for the realignment of the Company’s Americas operations for the nine months ended September 30, 2009 is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total

Balance at December 31, 2008	$236	$897	$1,133
Restructuring charge	680	(112)	568

Total activity:	916	785	1,701

Less:
Cash usage	(831)	(437)	(1,268)

Balance at September 30, 2009	$85	$348	$433

In addition, the Company expects to exit certain programs, channels and/or countries that are not expected to meet its profitability targets including return on the Company’s investment. As a result of exiting underperforming programs, channels and/or countries, the Company would expect to incur additional restructuring charges. The Company will provide updates on these activities and related estimated charges, which could be material, as appropriate throughout the year. As discussed in Note 6 below, the Company exited its operation in France during the third quarter of 2009.
The Company continues to evaluate the “right size” of its on-going operations in relation to desired profitability targets. The Company may determine that additional reductions in spending, including further reductions in workforce, are necessary. Additional reductions in workforce and other spending could result in additional restructuring charges.
4. Impairment of Long-Lived Assets
In the third quarter of 2009, the Company lost a significant product distribution business within its Latin America operation. As a result, the Company evaluated the long-lived assets of the Latin America operations for recoverability. The long-lived assets of the Latin America operations consisted primarily of the finite lived intangible asset acquired in conjunction with the acquisition of certain assets of CellStar. The Company estimated the sum of the undiscounted future cash flows attributable to the long-lived assets of the Latin America operation and determined that the carrying value of the long-lived assets was greater than the sum of the undiscounted future cash flows attributable to the long-lived assets. The finite lived intangible asset was adjusted to its fair value, which resulted in a $1.5 million impairment charge which represented 100% of the carrying value of the asset. The impairment will not result in any current or future cash expenditures.
5. Income Taxes
Income tax benefit for the three months ended September 30, 2009 was $8.2 million compared income tax expense of $5.6 million for the same period in the prior year. Income tax benefit for the three and nine months ended September 30, 2009 includes a $7.7 million benefit for the reversal of a valuation allowance on certain foreign tax credit carryforwards. In the fourth quarter of 2008, the Company recorded a valuation allowance on certain foreign tax credit carryforwards as the Company determined based on internal projections and industry forecasts that it was more likely than not that the Company would not be able to utilize these foreign tax credits prior to their expiration. The Company typically evaluates expected utilization of deferred tax assets in the fourth quarter in conjunction with the budgeting process for the following fiscal year. However, while completing the U.S. tax return for the 2008 fiscal year in the third quarter of 2009, management determined that based on improved earnings in the Company’s U.S. operations as a result of spending reductions in its North America operations it was more likely than not that the Company would be able to utilize these foreign tax credits prior to their expiration.
Income tax benefit for the three and nine months ended September 30, 2009 also includes a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained. Income tax benefit for the three and nine months ended September 30, 2009 is partially offset by a $3.3 million charge related to a valuation allowance on deferred tax assets resulting from previous net operating losses in Denmark.

Excluding the above benefits and charge, the effective income tax rate for the three and nine months ended September 30, 2009 was 24.3% and 25.1% respectively. The effective income rate excluding these items is lower than normal due to other smaller discrete items such as income tax return true-ups.
6. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in France, Poland and Turkey to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company exited its France operation in the third quarter of 2009 and its Poland and Turkey operations in the first quarter of 2009. There were no material impairments of tangible or intangible assets related to these discontinued operations. Discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$3,864	$54,125	$26,315	$163,645

Loss from discontinued operations before income taxes	$(2,800)	$(3,028)	$(6,048)	$(14,922)
Income tax expense (benefit)	1,072	(72)	475	(2,248)

Loss from discontinued operations	$(3,872)	$(2,956)	$(6,523)	$(12,674)

Gain (loss) on disposal from discontinued operations (1)	378	(9)	(953)	(5)

Total discontinued operations, net of income taxes	$(3,494)	$(2,965)	$(7,476)	$(12,679)

(1)	Loss on disposal of discontinued operations for the three and nine months ended September 30, 2009 primarily relates to cumulative currency translation adjustments.
7. Borrowings
At September 30, 2009, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of September 30, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$97,761	$97,761	$—	$—
Global Credit Facility	300,000	—	776	299,224
Other	45,000	1,039	20	43,941

Total	$442,761	$98,800	$796	$343,165

The Company had an immaterial amount of other borrowings outstanding at September 30, 2009 that were not under any of the Company’s credit agreements and $2.3 million of guarantees that do not impact the Company’s net availability.

The Company has no required principal payments on its Global Term Loans until September 2011.
The factoring agreement for the Company’s Germany operation terminated in July 2009. At June 30, 2009 the Company had sold $33.9 million of accounts receivable under this agreement. However, the Company successfully renegotiated shorter payment terms with the customer for which the accounts receivable were previously factored under this agreement. These shorter payment terms are currently set to expire after the end of 2009. These terms are as favorable to the Company’s liquidity as the factoring agreement. The Company is in negotiations with its customer to make these terms permanent, however the Company can give no assurances that it will be successful in its efforts.
Additional details on the above available borrowings are discussed in the Company’s Annual Report for the year ended December 31, 2008 included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2009.
8. Guarantees
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
9. Operating Segments
The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.

The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2009 and 2008:

				Corporate and
Three Months Ended September 30, 2009:	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

Distribution revenue	$114,341	$254,030	$404,444	$—	$772,815
Logistic services revenue	47,794	8,016	39,290	—	95,100

Total revenue from external customers	$162,135	$262,046	$443,734	$—	$867,915

Income (loss) from continuing operations before income taxes	$12,929	$8,543	$(6,464)	$(8,574)	$6,434
Depreciation and amortization	3,857	319	5,336	442	9,954
Capital expenditures	1,946	984	2,489	320	5,739

Three Months Ended September 30, 2008:
Distribution revenue	$169,345	$320,807	$565,776	$—	$1,055,928
Logistic services revenue	45,615	13,425	51,942	—	110,982

Total revenue from external customers	$214,960	$334,232	$617,718	$—	$1,166,910

Income (loss) from continuing operations before income taxes	$11,172	$9,424	$(806)	$(5,712)	$14,078
Depreciation and amortization	2,302	471	5,807	247	8,827
Capital expenditures	1,882	842	1,755	882	5,361

Nine Months Ended September 30, 2009:
Distribution revenue	$328,180	$617,665	$1,059,596	$—	$2,005,441
Logistic services revenue	138,759	23,862	111,611	—	274,232

Total revenue from external customers	$466,939	$641,527	$1,171,207	$—	$2,279,673

Income (loss) from continuing operations before income taxes	$37,373	$16,146	$(18,203)	$(27,380)	$7,936
Depreciation and amortization	9,211	1,263	14,981	1,257	26,712
Capital expenditures	4,983	2,493	5,260	1,285	14,021

Nine Months Ended September 30, 2008:
Distribution revenue	$542,007	$941,477	$1,665,343	$—	$3,148,827
Logistic services revenue	136,420	35,811	146,340	—	318,571

Total revenue from external customers	$678,427	$977,288	$1,811,683	$—	$3,467,398

Income (loss) from continuing operations before income taxes	$26,320	$26,011	$(9,240)	$(20,532)	$22,559
Depreciation and amortization	7,490	1,704	17,343	787	27,324
Capital expenditures	3,591	799	9,735	1,477	15,602
Additional segment information is as follows (in thousands):

	September 30,	December 31,
	2009	2008
	(Unaudited)
Total segment assets:
Americas	$218,746	$244,922
Asia-Pacific	164,722	198,779
EMEA	524,238	690,882
Corporate	24,739	11,777

	$932,445	$1,146,360

10. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.5 million as of September 30, 2009). Smartphone disputes this claim and intends to defend this matter vigorously.

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
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of September 30, 2009). Brightpoint Norway has filed its appeal of this determination by the initiation of court proceedings. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
NC Holding Indemnification Claims
In connection with the acquisition of Dangaaard Telecom, initially 3,000,000 shares of common stock issued in connection with the acquisition were placed in escrow with American Stock Transfer & Trust Company to secure NC Telecom Holding A/S’s (“NC Holding”) indemnification obligations under the acquisition agreement. The Company has previously made indemnification claims against NC Holding pursuant to the acquisition agreement which the Company believes are in excess of the value of these 3,000,000 shares. On October 1, 2009, the Company entered into an agreement of settlement with NC Holding which settled, subject to certain limited exceptions set forth therein, the indemnification claims the Company previously made against NC Holding pursuant to the Stock Purchase Agreement dated as of February 19, 2007, as amended.
Sofaer Global Hedge Fund
In September 2009, Sofaer Global Hedge Fund (“Sofaer GHF”) filed a complaint against Brightpoint, Inc. (“Brightpoint”) and Brightpoint’s CEO Robert Laikin (“Laikin”) in the U.S. District Court in Indiana alleging that Laikin made materially false and misleading statements to Michael Sofaer (“Sofaer”), the head of Sofaer GHF. The central allegation is that Sofaer GHF reasonably and detrimentally relied upon Laikin’s statements in making a $10 million loan to a Chinatron Group Holdings Ltd., a company that owed money to Brightpoint and in which John Maclean Arnott is the Managing Director. Sofaer GHF brought the action for damages resulting from Brightpoint’s alleged fraudulent misrepresentations and based upon their alleged detrimental reliance (promissory estoppel) upon these statements, from which Brightpoint is claimed to have benefited. The Company disputes these claims and intends to defend this matter vigorously.

11. Subsequent Events
On October 1, 2009 the Company entered into a settlement agreement with NC Holding, which provided for Brightpoint to purchase 3 million shares of Brightpoint common stock from NC Holding for $15.5 million. These shares were purchased under the previously announced share repurchase program. Under the settlement agreement, the Company’s indemnification claims previously made against NC Holding pursuant to the Dangaard acquisition agreement have been settled. In addition, the settlement agreement provided that NC Holding will no longer have the right to designate any candidate to be considered to serve on the Company’s Board of Directors and that Thorleif Krarup agreed to immediately resign from the Board of Directors. The Company expects to record a non-cash settlement gain of approximately $7.7 million in other income in the fourth quarter of 2009 as a result of the settlement agreement.
On October 16, 2009, the Company entered into an agreement to purchase the Company’s primary North America distribution facility located in Plainfield, Indiana (the “Property”) for $31.0 million plus closing costs and commissions from KPJV 501 Airtech Parkway, LLC (the “Seller”). The Company has been the tenant and the Seller was previously the landlord in an operating lease for the Property. There were ten (10) years remaining on the initial lease term, with five (5) year option renewal periods extending to 2044. The sum of the remaining minimum lease payments for the remaining ten (10) years of the initial lease term was $43.1 million. The purchase was financed using availability on the Company’s Global Credit Facility, and the Company is not currently pursuing any other financing agreement for the Property.

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
Brightpoint, Inc. is a global leader in the distribution of wireless devices and accessories and provision of customized logistic services to the wireless industry. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. We provide customized integrated logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We distribute wireless communication devices and we provide value-added distribution and logistic services for wireless products manufactured by companies such as High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Samsung, Siemens, Sony Ericsson and UTStarcom.
On February 9, 2009, we announced a plan to reduce forecasted spending for the year by approximately $40 to $45 million. This plan is comprised of $12 to $14 million of cost avoidance and $28 to $31 million of spending reductions. The spending reduction measures included, among other things, a workforce reduction of at least 220 positions, or approximately 7% of our workforce.
In the third quarter of 2009, we achieved our global workforce reduction goal. Through the first nine months of 2009, we have reduced our global workforce by approximately 220 positions.
Based on our progress through the nine months ended September 30, 2009, we believe that we are on track to realize the previously stated forecasted spending reduction and cost avoidance targets. For the third quarter of 2009 SG&A expenses were $55.7 million, which represents an increase of $6.0 million (12%) from the second quarter of 2009. SG&A expense for the three months ended September 30, 2009 includes $2.7 million of incremental bad debt expense related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits. Included in the $2.7 million of incremental bad debt expense for the three and nine months ended September 30, 2009 is a $0.7 million charge due to an isolated incident of transactional fraud in Italy. Total charges in the results of operations for the three and nine months ended September 30, 2009 related this fraudulent activity in Italy were $1.2 million, comprised of $0.7 million in SG&A and $0.5 million in other (income) expense. We will continue to pursue collection on these receivables, however we can give no assurances that we will be successful in our efforts. SG&A expense for the three months ended September 30, 2009 also includes $1.6 million of incremental expense for non-executive staff bonuses compared to the second quarter of

2009. Fluctuations in foreign currency negatively impacted SG&A by approximately $1.9 million compared to the second quarter of 2009.
On May 7, 2009 we announced a revised debt reduction target of having less than $100 million of average daily debt outstanding during the fourth quarter of 2009. Average daily debt outstanding for the third quarter of 2009 was $150.7 million compared to average compared to average daily debt outstanding of $165.9 million for the second quarter of 2009 and $333.0 million for the fourth quarter of 2008. However, in October 2009 we entered into a settlement agreement with NC Telecom Holding A/S (“NC Holding”), which provided for us to purchase 3 million Brightpoint shares from NC Holding for $15.5 million under a previously announced share repurchase program. In addition, we entered into an agreement to purchase our primary North America distribution facility for $31.0 million plus closing costs and commissions. These transactions were financed using availability on our Global Credit Facility and will result in an increase of our average daily debt outstanding in the fourth quarter of 2009. Accordingly, we are revising our debt reduction target for the fourth quarter of 2009. We now expect to have average daily debt of $150.0 million to $175.0 million for the fourth quarter of 2009.
We continue to focus on optimizing our European operating and financial structure. We expect to exit certain programs, channels and/or countries that are not expected to meet our profitability targets included return on investment. As a result of exiting underperforming programs, channels and/or countries in our European region, we would expect to incur additional restructuring charges. We continue to evaluate the “right size” of our on-going operations in relation to desired profitability targets. We may determine that additional reductions in spending, including further reductions in workforce, may be necessary. Additional reductions in workforce and other spending could result in additional restructuring charges.
In the third quarter of 2009, we abandoned our operation in France. The consolidated statements of operations reflect the reclassification of the results of operations for this business to discontinued operations for all periods presented in accordance with U.S. generally accounting principles. This business was previously reported in our EMEA reporting segment. The consolidated statements of operations also reflect the reclassification of the results of operations for our Poland and Turkey operations discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. These businesses were previously reported in our EMEA reporting segment.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended September 30,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$114,341	15%	$169,345	16%	(32%)
Asia-Pacific	254,030	33%	320,807	30%	(21%)
EMEA	404,444	52%	565,776	54%	(29%)

Total	$772,815	100%	$1,055,928	100%	(27%)

Logistic services revenue
Americas	$47,794	50%	$45,615	41%	5%
Asia-Pacific	8,016	8%	13,425	12%	(40%)
EMEA	39,290	42%	51,942	47%	(24%)

Total	$95,100	100%	$110,982	100%	(14%)

Total revenue
Americas	$162,135	19%	$214,960	18%	(25%)
Asia-Pacific	262,046	30%	334,232	29%	(22%)
EMEA	443,734	51%	617,718	53%	(28%)

Total	$867,915	100%	$1,166,910	100%	(26%)

	Three Months Ended September 30,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	730	13%	1,360	22%	(46%)
Asia-Pacific	2,021	36%	2,810	45%	(28%)
EMEA	2,876	51%	2,132	33%	35%

Total	5,627	100%	6,302	100%	(11%)

Wireless devices handled through logistic services
Americas	14,059	88%	12,051	87%	17%
Asia-Pacific	726	5%	495	4%	47%
EMEA	1,225	7%	1,230	9%	0%

Total	16,010	100%	13,776	100%	16%

Total wireless devices handled
Americas	14,789	68%	13,411	67%	10%
Asia-Pacific	2,747	13%	3,305	16%	(17%)
EMEA	4,101	19%	3,362	17%	22%

Total	21,637	100%	20,078	100%	8%

	Nine Months Ended September 30,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$328,180	16%	$542,007	17%	(39%)
Asia-Pacific	617,665	31%	941,477	30%	(34%)
EMEA	1,059,596	53%	1,665,343	53%	(36%)

Total	$2,005,441	100%	$3,148,827	100%	(36%)

Logistic services revenue
Americas	$138,759	51%	$136,420	43%	2%
Asia-Pacific	23,862	9%	35,811	11%	(33%)
EMEA	111,611	40%	146,340	46%	(24%)

Total	$274,232	100%	$318,571	100%	(14%)

Total revenue
Americas	$466,939	20%	$678,427	20%	(31%)
Asia-Pacific	641,527	28%	977,288	28%	(34%)
EMEA	1,171,207	52%	1,811,683	52%	(35%)

Total	$2,279,673	100%	$3,467,398	100%	(34%)

	Nine Months Ended September 30,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,235	16%	4,273	23%	(48%)
Asia-Pacific	5,050	36%	8,295	45%	(39%)
EMEA	6,675	48%	5,967	32%	12%

Total	13,960	100%	18,535	100%	(25%)

Wireless devices handled through logistic services
Americas	39,933	88%	37,840	89%	6%
Asia-Pacific	1,764	4%	1,378	3%	28%
EMEA	3,741	8%	3,265	8%	15%

Total	45,438	100%	42,483	100%	7%

Total wireless devices handled
Americas	42,168	71%	42,113	69%	0%
Asia-Pacific	6,814	11%	9,673	16%	(30%)
EMEA	10,416	18%	9,232	15%	13%

Total	59,398	100%	61,018	100%	(3%)

The following table presents the percentage changes in revenue for the three and nine months ended September 30, 2009 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Three months ended September 30, 2009:
Distribution	(14%)	(5%)	(5%)	(3%)	(27%)
Logistic services	6%	(2%)	(17%)	(1%)	(14%)
Total	(12%)	(5%)	(7%)	(2%)	(26%)

Nine months ended September 30, 2009:
Distribution	(19%)	(6%)	(6%)	(5%)	(36%)
Logistic services	4%	(3%)	(14%)	(2%)	(14%)
Total	(16%)	(6%)	(7%)	(5%)	(34%)

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Americas		% of		% of			% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change

REVENUE:
Distribution	$114,341	71%	$169,345	79%	(32%)	$328,180	70%	$542,007	80%	(39%)
Logistic services	47,794	29%	45,615	21%	5%	138,759	30%	136,420	20%	2%

Total	$162,135	100%	$214,960	100%	(25%)	$466,939	100%	$678,427	100%	(31%)

WIRELESS DEVICES HANDLED :
Distribution	730	5%	1,360	10%	(46%)	2,235	5%	4,273	10%	(48%)
Logistic services	14,059	95%	12,051	90%	17%	39,933	95%	37,840	90%	6%

Total	14,789	100%	13,411	100%	10%	42,168	100%	42,113	100%	0%

The following table presents the percentage changes in revenue for our Americas division by service line for the three and nine months ended September 30, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2009:
Distribution	(40%)	6%	2%	0%	(32%)
Logistic services	8%	(2%)	(1%)	0%	5%
Total	(30%)	5%	0%	0%	(25%)

Nine months ended September 30, 2009:
Distribution	(39%)	2%	0%	(2%)	(39%)
Logistic services	3%	2%	(3%)	0%	2%
Total	(30%)	2%	(1%)	(2%)	(31%)
The decrease in wireless devices sold through distribution for the three and nine months ended September 30, 2009 was driven by weaker market conditions in North America and Latin America as well as the loss of key customers in North America due to industry consolidation. The increase in distribution average selling price for the three and nine months ended September 30, 2009 was driven by a shift in mix to smartphones compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the three and nine months ended September 30, 2009 was primarily driven by an expanded service offering; the addition of new logistic services customers; and the growth, through increased market share and new market entry, of incumbent customers. Current economic conditions are increasing demand for prepaid and fixed fee wireless subscriptions, which are the primary product offering of certain Brightpoint logistics customers.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Asia-Pacific		% of		% of			% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change

REVENUE:
Distribution	$254,030	97%	$320,807	96%	(21%)	$617,665	96%	$941,477	96%	(34%)
Logistic services	8,016	3%	13,425	4%	(40%)	23,862	4%	35,811	4%	(33%)

Total	$262,046	100%	$334,232	100%	(22%)	$641,527	100%	$977,288	100%	(34%)

WIRELESS DEVICES HANDLED :
Distribution	2,021	74%	2,810	85%	(28%)	5,050	74%	8,295	86%	(39%)
Logistic services	726	26%	495	15%	47%	1,764	26%	1,378	14%	28%

Total	2,747	100%	3,305	100%	(17%)	6,814	100%	9,673	100%	(30%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three and nine months ended September 30, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2009:
Distribution	(28%)	8%	0%	(1%)	(21%)
Logistic services	21%	(23%)	(36%)	(2%)	(40%)
Total	(26%)	7%	(2%)	(1%)	(22%)

Nine months ended September 30, 2009:
Distribution	(34%)	5%	(2%)	(3%)	(34%)
Logistic services	14%	(12%)	(31%)	(4%)	(33%)
Total	(32%)	5%	(4%)	(3%)	(34%)
The decrease in wireless devices sold through distribution in our Asia-Pacific division for the three and nine months ended September 30, 2009 was driven by a decrease in market demand for lower priced handsets in Singapore as well as overall weaker market conditions. The increase in distribution average selling price for the three and six months ended September 30, 2009 was driven by shift in mix to smartphones and better availability for these devices compared to the same period in the prior year. The decrease in non-handset based distribution revenue for the nine months ended September 30, 2009 was driven by a decline in the sale of non-handset based navigation devices and memory cards in Australia.
The increase in wireless devices handled through logistic services for the three and nine months ended September 30, 2009 was primarily driven by an increase in wireless devices handled for our largest customer in Australia and New Zealand. Our customer in New Zealand was previously served under a distribution agreement. The decrease in average fulfillment fee per unit was primarily due to an unfavorable mix of services provided compared to the same period in the prior year. The decrease in non-handset based logistic services revenue was primarily due to a decrease in repair services in India compared to the same period in the prior year.
Our results of operations for the Asia-Pacific region could be materially impacted in future periods as a result of a recently announced consolidation of network operators in the Asia-Pacific region. However, we are currently unable to quantify at this time what, if any, impact this consolidation would have on our future results of operations.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
EMEA		% of		% of			% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change

REVENUE:
Distribution	$404,444	91%	$565,776	92%	(29%)	$1,059,596	90%	$1,665,343	92%	(36%)
Logistic services	39,290	9%	51,942	8%	(24%)	111,611	10%	146,340	8%	(24%)

Total	$443,734	100%	$617,718	100%	(28%)	$1,171,207	100%	$1,811,683	100%	(35%)

WIRELESS DEVICES HANDLED :
Distribution	2,876	70%	2,132	63%	35%	6,675	64%	5,967	65%	12%
Logistic services	1,225	30%	1,230	37%	0%	3,741	36%	3,265	35%	15%

Total	4,101	100%	3,362	100%	22%	10,416	100%	9,232	100%	13%

The following table presents the percentage changes in revenue for our EMEA division by service line for the three and nine months ended September 30, 2009 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2009:
Distribution	1%	(16%)	(10%)	(4%)	(29%)
Logistic services	1%	0%	(24%)	(1%)	(24%)
Total	1%	(15%)	(10%)	(4%)	(28%)

Nine months ended September 30, 2009:
Distribution	(4%)	(16%)	(10%)	(6%)	(36%)
Logistic services	8%	(8%)	(22%)	(2%)	(24%)
Total	(3%)	(15%)	(11%)	(6%)	(35%)
The increase in wireless devices sold through distribution for the three months ended September 30, 2009 was primarily due to an increase in units sold through our Middle East operation based on an expanded relationship with a device manufacturer. The increase in wireless devices sold through our Middle East operation for the three months ended September 30, 2009 was partially offset by a decrease in the sale of higher end devices in Europe compared to the same period in the prior year. The decrease in sales of higher end devices in Europe was due to overall weaker market conditions compared to the same period in the prior year, the decision in 2009 of a major supplier of higher end devices to sell directly into certain markets in which we operate as well as lower operator subsidies of higher end devices compared to the same period in the prior year. The decrease in average selling price for the three and nine months ended September 30, 2009 was due to the shift in mix of wireless devices sold as described above. The decrease in non-handset based distribution revenue was primarily due to a decrease in sales of non-handset based navigation devices in Germany.
The increase in wireless devices handled through logistic services and the decrease in average fulfillment fee per unit for the nine months ended September 30, 2009 was driven by an increase in wireless devices handled with our largest customer in Italy and a fee structure with that customer that is lower than the average for the rest of the region. However, this business will not recur in future periods. Non-handset based logistic services revenue for the three and nine months ended September 30, 2009 decreased due to lower revenue from the sale of prepaid airtime in Sweden.
Gross Profit and Gross Margin

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change
	(Amounts in 000s)					(Amounts in 000s)
Distribution	$32,447	45%	$42,576	50%	(24%)	$79,376	41%	$141,314	55%	(44%)
Logistic services	39,750	55%	42,453	50%	(6%)	115,325	59%	116,290	45%	(1%)

Gross profit	$72,197	100%	$85,029	100%	(15%)	$194,701	100%	$257,604	100%	(24%)

Distribution	4.2%		4.0%		0.2 points	4.0%		4.5%		(0.5) points
Logistic services	41.8%		38.3%		3.5 points	42.1%		36.5%		5.6 points
Gross margin	8.3%		7.3%		1.0 points	8.5%		7.4%		1.1 points
The 1.0 percentage point increase in gross margin for the three months ended September 30, 2009 was driven by a shift in mix to logistic services as well as a 3.5 percentage point increase in gross margin from our logistic services business and a 0.2 percentage point increase in gross margin from our distribution business. The 1.1 percentage point increase in gross margin for the nine months ended September 30, 2009 was driven by a shift in mix to logistic services as well as a 5.6 percentage point increase in gross margin from our logistic services business, partially offset by a 0.5 percentage point decrease in gross margin from our distribution business.

The increase in gross margin from logistic services for the three months ended September 30, 2009 was driven by a favorable mix of business for our largest customer in Australia and New Zealand compared to the same period in the prior year.
The increase in gross margin from distribution for the three months ended September 30, 2009 was driven by a favorable mix of wireless devices sold through distribution in Singapore compared to the same period in the prior year.
The increase in gross margin from logistic services for the nine months ended September 30, 2009 was driven by an improved cost structure resulting from the impact of spending reductions as well as operating efficiencies in our North America operations.
The decrease in gross margin from distribution for the nine months ended September 30, 2009 was driven by one-time charges in our Spain and Netherlands operations during the second quarter of 2009 as well as lower volumes of handsets sold which resulted in lower vendor incentive rebates compared to the same period in the prior year.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Amounts in 000s)			(Amounts in 000s)
SG&A expenses	$55,747	$60,516	(8%)	$156,680	$196,153	(20%)
Percent of revenue	6.4%	5.2%	1.2 points	6.9%	5.7%	1.2 points
The decrease in SG&A expenses for the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to the impact of cost reduction initiatives in 2008 and 2009.
SG&A expense for the three months ended September 30, 2009 includes $2.7 million of incremental bad debt expense related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits. Included in the $2.7 million of incremental bad debt for the three and nine months ended September 30, 2009 is a $0.7 million charge due to an isolated incident of transactional fraud in Italy. We will continue to pursue collection on these receivables, however we can give no assurances that we will be successful in our efforts. As of September 30, 2009, we had credit insurance on approximately 61% of our total outstanding receivables and approximately 76% of our outstanding receivables in the EMEA region. We consider most of the outstanding receivables that are not covered by credit insurance to be low risk to exposure for uncollectability.
SG&A expenses included $1.6 million and $4.9 million of non-cash stock based compensation expense for the three and nine months ended September 30, 2009 compared to $1.6 million and $5.0 million for the same periods in the prior year.
Impairment of long-lived assets
In the third quarter of 2009, we lost a significant product distribution business within our Latin America operation. As a result, we evaluated the long-lived assets of the Latin America operations for recoverability. We determined that the finite lived intangible asset acquired in conjunction with the acquisition of certain assets of CellStar was impaired. Accordingly, we recognized a $1.5 million impairment charge, which represented the carrying value of the asset. The impairment will not result in any current or future cash expenditures.
Amortization Expense
Amortization expense was $4.1 million and $11.7 million for the three and nine months ended September 30, 2009 compared to $4.6 million and $14.2 million for the same periods in the prior year. The decrease in amortization expense for the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to fluctuations in foreign currencies.

Restructuring Charge
Restructuring charge was $1.9 million and $10.7 million for the three and nine months ended September 30, 2009. The restructuring charge primarily consists of severance charges in connection with the global workforce reduction implemented as part of our previously announced 2009 Spending and Debt Reduction Plan.
Restructuring charge was $0.8 million for the three months ended September 30, 2008. The restructuring charge primarily consists of a $0.2 million charge in connection with the sale of certain assets in Colombia and $0.6 million of charges related to the previously announced realignment of our Europe operations.
Restructuring charge was $7.4 million for the nine months ended September 30, 2008. The restructuring charge primarily consists of a $1.8 million charge in connection with the sale of certain assets in Colombia, a $1.1 million charge to write-off IT projects that were abandoned after terminating Dangaard Telecom’s implementation of SAP, $3.6 million associated with the exit of our redundant warehouse and office facility in Germany as well as $0.9 million of lease abandonment costs and severance costs associated with previously announced realignment of our European operations.
Operating Income from Continuing Operations

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
		% of		% of			% of		% of
	2009	Total	2008	Total	Change	2009	Total	2008	Total	Change
	(Amounts in 000s)					(Amounts in 000s)
Americas	$12,286	136%	$12,553	66%	(2%)	$36,778	NM	$29,986	75%	23%
Asia-Pacific	8,426	93%	6,919	36%	22%	16,819	NM	20,923	52%	(20%)
EMEA	(2,936)	(32%)	7,430	39%	(140%)	(11,988)	NM	13,821	35%	(187%)
Corporate	(8,756)	(97%)	(7,831)	(41%)	(12%)	(27,493)	NM	(24,846)	(62%)	(11%)

Total	$9,020	100%	$19,071	100%	(53%)	$14,116	100%	$39,884	100%	(65%)

NM = not meaningful
Operating Income as a Percent of Revenue by Division:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	Change		2009	2008	Change

Americas	7.6%	5.8%	1.8 points	Americas	7.9%	4.4%	3.5 points
Asia-Pacific	3.2%	2.1%	1.1 points	Asia-Pacific	2.6%	2.1%	0.5 points
EMEA	(0.7%)	1.2%	(1.9)points	EMEA	(1.0%)	0.8%	(1.8) points
Total	1.0%	1.6%	(0.6)points	Total	0.6%	1.2%	(0.6) points
Operating income in our Americas division decreased $0.3 million and increased $6.8 million for the three months and nine months ended September 30, 2009. The decrease in operating income for the three months ended September 30, 2009 was primarily due to a $1.5 million impairment charge related to the finite lived intangible asset in our Latin America operation in acquired in connection with the acquisition of CellStar in 2007. The increase in operating income for the nine months ended September 30, 2009 was primarily due to the impact of cost reductions in 2008 and cost avoidance initiatives in 2009, partially offset by the $1.5 million impairment charge. The increase in operating income as a percent of revenue of 1.8 percentage points and 3.5 percentage points for the three months and nine months ended September 30, 2009 was driven by an increase in gross margin due to a shift in mix to logistic services as well as from an improved cost structure resulting from the impact of spending reductions and operating efficiencies in our North America operations.

Operating income in our Asia-Pacific division increased $1.5 million for the three months ended September 30, 2009 primarily due an increase in profitability from our business in Singapore resulting from a favorable mix of business compared to the same period in the prior year as well as the impact of cost reduction and cost avoidance initiatives in 2009. The increase in operating income as a percent of revenue of 1.1 percentage points for the three months ended September 30, 2009 was driven by the favorable mix of business in Singapore compared to the same period in the prior year.
Operating income in our Asia-Pacific division decreased $4.1 million for the nine months ended September 30, 2009 primarily due to lower profitability from our business in India as well as an unfavorable mix of business in Australia compared to the same period in the prior year. The decrease in operating income due was partially offset by the impact of cost reduction and cost avoidance initiatives in 2009.
Operating income in our EMEA division decreased $10.4 million and 1.9 percentage points as a percent of revenue for the three months ended September 30, 2009 primarily due to lower average selling prices for wireless devices sold as described above as well as $1.9 million of restructuring charges incurred in connection with our 2009 Spending and Debt Reduction Plan and $2.7 million of bad debt expense in our Europe operations primarily related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits.
Operating income in our EMEA division decreased $25.8 million and 1.8 percentage points as a percent of revenue for the nine months ended September 30, 2009 primarily due to lower average selling prices for wireless devices sold as described above, restructuring charges of $8.0 million incurred in connection with our 2009 Spending and Debt Reduction Plan, one-time charges in our Netherlands and Spain operations in the second quarter of 2009 and bad debt expense of $2.7 million in our Europe operations primarily related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits.
Operating loss from our corporate function increased $2.6 million for the nine months ended September 30, 2009 primarily due to a $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.
Interest, net
The components of interest, net are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$2,228	$5,159	(57%)	$7,929	$19,464	(59)%
Interest income	(151)	(1,483)	(90%)	(692)	(3,979)	(83)%

Interest, net	$2,077	$3,676	(43%)	$7,237	$15,485	(53)%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to lower average daily debt outstanding as well as lower interest rates on our Eurodollar denominated debt compared to the same periods in the prior year.
Average daily debt outstanding for the third quarter of 2009 was $150.7 million compared to average daily debt outstanding of $301.0 million for the third quarter of 2008.
Other (Income) Expense
Other expense was $0.5 million for the three months ended September 30, 2009 compared to $1.3 million for the same period in the prior year. The decrease in other expense was primarily due to foreign currency transaction gains.

Other income was $1.1 million for the nine months ended September 30, 2009 compared to other expense of $1.8 million for the same period in the prior year. The increase in other income was primarily due to foreign currency translation gains.
Other expense for the three months ended September 30, 2009 and other income for the three months ended September 30, 2009 includes a $0.5 million charge related to an isolated incident of transactional fraud in Italy.
Other expense for the nine months ended September 30, 2008 includes a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell those shares.
Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	Change		2009	2008	Change

	(Amounts in 000s)				(Amounts in 000s)
Income tax expense (benefit)	$(8,230)	$5,600	(247%)		$(7,804)	$5,591	(240%)
Effective tax rate	(127.9%)	39.8%	(167.7	)points	(98.3%)	24.8%	(123.1	)points
Income tax benefit for the three months ended September 30, 2009 was $8.2 million compared to income tax expense of $5.6 million for the same period in the prior year. Income tax benefit for the three and nine months ended September 30, 2009 includes a $7.7 million benefit for the reversal of a valuation allowance on certain foreign tax credit carryforwards. In the fourth quarter of 2008, we recorded a valuation allowance on certain foreign tax credit carryforwards as we determined based on internal projections and industry forecasts that it was more likely than not that we would not be able to utilize these foreign tax credits prior to their expiration. While completing the U.S. tax return for the 2008 fiscal year, management determined that based on improved earnings in our U.S. operations as a result of spending reductions in our North America operations it was more likely than not that we would be able to utilize these foreign tax credits prior to their expiration.
Income tax benefit for the three and nine months ended September 30, 2009 also includes a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained. Income tax benefit for the three and nine months ended September 30, 2009 is partially offset by a $3.3 million charge related to a valuation allowance on deferred tax assets resulting from previous net operating losses in Denmark. We expect our annual effective tax rate for the year ended December 31, 2009 excluding these items to be between approximately 28%-32%. Our expected annual effective tax rate for the year ended December 31, 2009 is lower than previously estimated due to a higher mix of business in lower tax jurisdictions.
Excluding the above benefits and charge, the effective income tax rate for the three and nine months ended September 30, 2009 was 24.3% and 25.1% respectively. The effective income rate excluding these items is lower than our expected annual effective tax rate due to other smaller discrete items such as income tax return true-ups.
Income tax benefit for the nine months ended September 30, 2008 includes a $3.0 million benefit from the reversal of a valuation allowance on deferred tax assets resulting from previous net operating losses in Germany.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our France, Poland and Turkey businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our France business in the third quarter of 2009 and our Poland and Turkey businesses in the first quarter of 2009. Details of discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$3,864	$54,125	$26,315	$163,645

Loss from discontinued operations before income taxes	$(2,800)	$(3,028)	$(6,048)	$(14,922)
Income tax expense (benefit)	1,072	(72)	475	(2,248)

Loss from discontinued operations	$(3,872)	$(2,956)	$(6,523)	$(12,674)

Gain (loss) on disposal from discontinued operations (1)	378	(9)	(953)	(5)

Total discontinued operations, net of income taxes	$(3,494)	$(2,965)	$(7,476)	$(12,679)

(1)	Loss on disposal of discontinued operations primarily relates to cumulative currency translation adjustments.
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

	September 30,	December 31,
(Amounts in 000s)	2009	2008	% Change

Unrestricted cash	$79,862	$56,632	41%
Unused borrowing availability	343,165	344,609	0%

Liquidity	$423,027	$401,241	5%

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs and investment opportunities for the remainder of 2009. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, the factoring agreement for our Germany operation terminated in July 2009. At June 30, 2009 we had sold $33.9 million of accounts receivable under this agreement. However, we successfully renegotiated shorter payment terms with the customer for which the accounts receivable were previously factored under this agreement. These shorter payment terms are currently set to expire after the end of 2009. These terms are as favorable to our liquidity as the factoring agreement. We are in negotiations with our customer to make these terms permanent, however we can give no assurances that we will be successful in our efforts.
On July 28, 2009 we announced that our board of directors approved the repurchase of up to $50 million of our common shares. Through September 30, 2009 we had repurchased 150,794 Brightpoint shares for an aggregate of approximately $1.0 million. The share repurchase program will expire on July 31, 2011. Repurchases may be made from time to time through open market or privately negotiated transactions or otherwise. This is the only share repurchase program in place currently. We believe that we will have sufficient liquidity to complete the repurchase program.

On October 1, 2009 we announced that we had entered into a settlement agreement with NC Telecom Holding A/S (“NC Holding”), which provides for us to purchase 3 million Brightpoint shares from NC Holding for $15.5 million under the previously announced share repurchase program. Upon the completion of the repurchase from NC Holding under the settlement agreement we had repurchased 3,150,794 of Brightpoint shares for an aggregate of approximately $16.5 million and at an average purchase price of $5.22 per share under the share repurchase program. The repurchase of Brightpoint shares from NC Holding was financed using availability on our Global Credit Facility.
In October 2009 we entered into an agreement to purchase our primary North America distribution facility for $31.0 million plus closing costs and commissions. Previously, we were the tenant in an operating lease for the property. There were 10 years remaining on the initial lease term, with five year option renewal periods extending to 2044. The sum of remaining minimum lease payments was $43.1 million for the initial lease term. The purchase was financed using availability on our Global Credit Facility, and we are not currently pursuing any other financing agreement for the property.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Nine Months Ended
	September 30,
	2009	2008	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$112,762	$312,886	$(200,124)
Investing activities	(15,715)	(21,174)	5,459
Financing activities	(78,849)	(282,262)	203,413
Effect of exchange rate changes on cash and cash equivalents	4,835	(10,410)	15,245

Net increase (decrease) in cash and cash equivalents	$23,033	$(960)	$23,993

Net cash provided by operating activities was $112.8 million for the nine months ended September 30, 2009 compared to $312.9 million for the same period in the prior year. This change is primarily due to $205.8 million less cash provided by working capital compared to the same period in the prior year. In the third quarter of 2009, delays caused by the implementation of a new ERP system in our Germany operation resulted in a delay in invoicing a significant customer of that operation. As a result of the delay in invoicing, $16.3 million of anticipated payments were not received until the fourth quarter of 2009. Had the invoicing not been delayed and the payments been received in the third quarter of 2009, cash from operating activities would have been $129.1 million for the nine months ended September 30, 2009.
At the end of 2007, a large customer within our EMEA division experienced IT difficulties resulting in $62.2 million of anticipated payments in the fourth quarter of 2007 being delayed into the first quarter of 2008. Had this payment been received in 2007, net cash provided by operating activities would have been $250.7 million for the nine months ended September 30, 2008.
Net cash used for investing activities was $15.7 million for the nine months ended September 30, 2009 compared to $21.2 million for the same period in the prior year. The change is primarily due to $5.9 million less cash used related to the acquisitions of CellStar and Dangaard Telecom as well as $1.4 million less cash used for capital expenditures.
Net cash used in financing activities was $78.8 million for the nine months ended September 30, 2009 compared to $282.3 million for the same period in the prior year. This change is primarily due to $204.6 million of lower repayments of borrowings during the nine months ended September 30, 2009 as a result of debt reduction initiatives in 2008.

Substantially all of our debt outstanding at September 30, 2009 is borrowings on our Global Term Loans. We do not have to make any required principal payments on these borrowings until 2011. Because of the favorable terms of these borrowings in relation to current market conditions, we do not anticipate making any additional repayments until the next required payment date.
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

	Three Months Ended
	September 30,	September 30,	June 30,
	2009	2008	2009
Days sales outstanding in accounts receivable	27	29	31
Days inventory on-hand	18	25	24
Days payable outstanding	(35)	(43)	(44)

Cash Conversion Cycle Days	10	11	11

For the three months ended September 30, 2009, the cash conversion cycle decreased to 10 days from 11 days for the same period in the prior year. Days inventory on hand for the three months ended September 30, 2009 decreased 7 days from the same period in the prior year. The decrease in days inventory on hand was primarily due to increased business through our Singapore and Middle East operations compared to the same period in the prior year. These businesses typically have lower working capital requirements than the rest of our operations. Excluding the impact of these businesses, days inventory on hand were 25 days and the cash conversion cycle was 16 days for the three months ended September 30, 2009.
It is unlikely that we can sustain a cash conversion cycle of 10 days for an extended period of time. We expect days inventory on hand to increase in future periods due to anticipated product launches and seasonal demands. Increases in the cash conversion cycle would have the effect of consuming our cash, which could cause us to borrow from lenders to fund the related increase in working capital.
Borrowings
The table below summarizes the borrowing capacity that was available to us as of September 30, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$97,761	$97,761	$—	$—
Global Credit Facility	300,000	—	776	299,224
Other	45,000	1,039	20	43,941

Total	$442,761	$98,800	$796	$343,165

We had an immaterial amount of other borrowings outstanding at September 30, 2009 that were not under any of our credit agreements and $2.3 million of guarantees that do not impact our net availability.

At September 30, 2009 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense.

Global Credit
	Facility	Company ratio at
Ratio	covenant	September 30, 2009
Maximum leverage ratio	Not to exceed 3.0:1.0	1.2:1.0

Minimum interest coverage ratio	Not below 4.0:1.0	8.8:1.0
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
Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Dollar
			Total Number of	Value of Shares
			Shares purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
	Shares Purchased	per Share	or Programs	Programs
July 1, 2009 — July 31, 2009	—	—	—	$50,000,000
August 1, 2009 — August 31, 2009	150,794	$6.31	150,794	$49,049,125
September 1, 2009 — September 30, 2009	—	—	—	$49,049,125
Total	150,794	$6.31	150,794	$49,049,125
On July 28, 2009 we announced that our board of directors approved the repurchase of up to $50 million of our common shares. Through September 30, 2009 we had repurchased 150,794 Brightpoint shares for an aggregate of approximately $1.0 million. The share repurchase program will expire on July 31, 2011. Repurchases may be made from time to time through open market or privately negotiated transactions or otherwise. This is the only share repurchase program in place currently. We believe that we will have sufficient liquidity to complete the repurchase program.
On October 1, 2009 we announced that we entered into a settlement agreement with NC Telecom Holding A/S (“NC Holding”), which provided for us to purchase 3 million Brightpoint shares from NC Holding for $15.5 million. These shares were purchased under the previously announced share repurchase program. Upon the completion of the repurchase from NC Holding under the settlement agreement we repurchased 3,150,794 of Brightpoint shares for an aggregate of approximately $16.5 million and at an average purchase price of $5.22 per share under the share repurchase program.

Item 6. Exhibits.

Exhibit
Number	Description
1.1	Underwriting Agreement, dated July 15, 2009, among Brightpoint, Inc., NC Telecom Holding A/S and Deutsche Bank Securities Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Cautionary Statements (2)

(1)	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: November 4, 2009	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 4, 2009	/s/ Vincent Donargo
Vincent Donargo
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)