Form 10-K
period 2009-12-31
BRIGHTPOINT INC
filed 2010-02-26
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter was $503,165,437.
The number of shares of Common Stock outstanding as of February 22, 2010: 70,161,430
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2010, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
EX-10.7.3
EX-10.7.5
EX-10.36
EX-10.37
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

PART I

Item 1.	Business.
General
Brightpoint, Inc. provides supply chain solutions to leading stakeholders in the global wireless technology industry. In 2009, we handled a total of approximately 83.5 million wireless devices. We handled approximately 64.3 million wireless devices through our logistic services business and approximately 19.2 million through our distribution business. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.
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
Financial Overview and Recent Developments
Revenue and units handled. We saw a 1% increase in total wireless devices handled resulting from increased demand for prepaid and fixed fee wireless subscriptions and expanded service offerings in our Americas region as well as an increase in wireless devices sold through distribution in our EMEA region. However, revenue decreased 28% to $3.2 billion for the year ended December 31, 2009 primarily due to a decrease in both wireless devices sold through distribution because of the loss of key customers as a result of industry consolidation in North America and a decrease in average selling price for wireless devices sold due to a shift in mix to lower priced handsets sold in the Europe, Middle East and Africa (EMEA) region.
Spending and Debt Reduction Plan. In February 2009, we announced a plan to reduce forecasted spending for the year by approximately $40 to $45 million and to reduce average daily debt by approximately $100 million to $150 million. This plan was comprised of $12 to $14 million of cost avoidance and $28 to $31 million of spending reductions. The spending reduction measures included, among other things, a substantial workforce reduction goal of at least 220 positions, or approximately 7% of our workforce. The majority of the foregoing reductions in spending are reflected in our 2009 results of operations as a reduction of selling, general, and administrative expenses (SG&A). SG&A expenses were $212.7 million for the year ended December 31, 2009 which is a decrease of $41.5 million (16%) from 2008. Fluctuations in foreign currencies favorably impacted SG&A expenses for the year ended December 31, 2009 by approximately $6.5 million compared to 2008.

Workforce reduction. In 2009 we exceeded our global workforce reduction goal of 220 positions. We eliminated approximately 280 positions as part of our global workforce reduction. We incurred restructuring charges of $13.5 million for the year ended December 31, 2009 primarily related to this global workforce reduction.
Revised debt reduction. On May 7, 2009 we revised our debt reduction target to have less than $100 million of average daily debt outstanding during the fourth quarter of 2009. Because of our unanticipated share repurchase program and facility purchase discussed below, we further revised our debt reduction target for the fourth quarter of 2009 back up to approximately $150.0 million to $175.0 million of average daily debt outstanding. Average daily debt was $167.7 million for the fourth quarter of 2009, which represents a decrease of approximately $165.3 million from the fourth quarter of 2008. Interest expense was $9.2 million for the year ended December 31, 2009, which is a decrease of approximately $10.2 million from 2008. The significant reduction in interest expense was largely due to the decrease in average daily debt outstanding as well as lower overall interest rates.
European Centers of Excellence. We continue to focus on optimizing our European division operating and financial structure which will result in additional opportunities to improve our financial performance in the EMEA region. A main strategic component of this plan revolves around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline our operations with the goal of becoming a low cost service provider of industry leading logistics services in the EMEA region. We anticipate having one or two centers established in 2010.
EMEA Shared Services Center. We have also made significant progress on our Shared Services model where we have centralized many business support (or back office) functions in EMEA the region. By the end of 2009, we had migrated certain back office functions from seven EMEA operating entities to the Shared Services Center. Most of the remaining EMEA operating entities are planned to be migrated to the Shared Services Center throughout 2010.
Share Repurchase Program. In July 2009, our Board of Directors approved the repurchase of up to $50 million of Brightpoint common stock (the Share Repurchase Program). As of December 31, 2009, we had repurchased 3.2 million shares of Brightpoint common stock for an aggregate value of approximately $16.5 million and at an average purchase price of $5.22 per share under the Share Repurchase Program. In January 2010, our Board of Directors approved the increase of our Share Repurchase Program by $30 million, allowing aggregate share repurchases of up to $80 million. On January 15, 2010 we repurchased 9.2 million shares of Brightpoint common stock from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S (f/k/a Dangaard Holding A/S) for $6.20 per share, for an aggregate of $57.3 million, as part of the program. After this repurchase, Partner Escrow Holding A/S does not own any Brightpoint stock. Funds for most of the above repurchases were provided by borrowings available under our Global Line of Credit. As a result of the above repurchases, we have repurchased a total of 12.4 million shares at a weighted average price of $5.95 per share under the Share Repurchase Program. This represents approximately 14% of our total shares previously outstanding. On February 22, 2010, our Board of Directors approved the increase of our Share Repurchase Program by $25 million, allowing aggregate share repurchases of up to $105 million. After this increase, there is approximately $28.9 million of availability remaining under the Share Repurchase Program, which expires on July 31, 2011.
Americas division headquarters purchase. On October 16, 2009, we entered into an agreement to purchase our Americas division headquarters located in Plainfield, Indiana for $31.0 million plus closing costs and commissions from KPJV 501 Airtech Parkway, LLC. We had been the tenant in an operating lease for the property. There were approximately ten years remaining on the initial lease term, with five year renewal option periods extending to 2044. The sum of the remaining minimum lease payments for the remaining ten years of the initial lease term was $43.1 million. The purchase was financed using availability on our Global Credit Facility, and we are not currently pursuing any other financing agreement for the property.
Global Wireless Industry
The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:
•	Mobile network operators: build and operate wireless networks and provide voice and data access services to subscribers.

•	MVNOs: resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks.

•	Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to host and operate the networks.

•	Component designers and manufacturers: design technology and components that are embedded within a wireless device. Components include semiconductor chip sets, displays, antennae and others.

•	Content providers: develop mobile content for use with wireless devices and provide consumers with content such as ring tones, messaging, music, streaming video and television, games and other applications.

•	Wireless device manufacturers: design, manufacture, and market wireless devices, such as cellular phones, wireless personal digital assistants, smartphones, netbooks and e-readers, which connect subscribers to a wireless network.

•	Supply chain management providers, retailers and resellers: supply chain management providers provide logistic and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retailers, value-added resellers and system integrators provide subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device
Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through mobile operators who utilize digital and analog technological standards, such as:

Generation	Technology Standards
1G Analog	AMPS
2G Digital	TDMA, CDMA, GSM, iDEN
2.5G Digital	GPRS, EDGE, CDMA 1xRTT
3G Digital	W-CDMA/UMTS, CDMA 1xEV-DO, HSDPA
3.5 G Digital	HC-SDMA, E-UTRA, WiMAX
4 G	LTE Advanced
Developments within the global wireless industry have allowed wireless subscribers to talk, send text messages, send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, download applications, browse the Internet, read books and watch television using their wireless devices. Wireless devices and services are also being used for monitoring services, point-of-sale transaction processing, machine-to-machine communications, local area networks, location monitoring, sales force automation and customer relationship management.
From 2008 to 2009, the estimated number of worldwide wireless subscribers increased from approximately 4.0 billion to approximately 4.5 billion. At the end of 2009, wireless penetration was estimated to be approximately 65% of the world’s population. During 2009, shipments of wireless devices in the global wireless industry decreased by approximately 7% to an estimated 1.1 billion wireless devices. The replacement cycle remains the single biggest factor driving global wireless device sell-in demand. Compelling data centric services over fast networks should continue to fuel the future global demand for wireless devices. Ease of use and increased functionality of devices will continue to drive consumer demand for wireless devices and hence the replacement cycle. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection is based on Company and industry analyst estimates.
We believe the following major trends are taking place within the global wireless industry, although there are no assurances that we will benefit from these trends (refer to Item 1A, “Risk Factors”):
Smartphones. We believe that some of the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (3G, 3.5G and 4G) with streaming video and television, and increasing penetration of smartphones. Mobile data (mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. We expect smartphones to be 20%-25% of the total wireless devices shipped in 2010. While the new features, enhanced functionalities, smartphone penetration and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints, network capacity and other factors could negatively impact anticipated wireless device shipments.
Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Increased wireless service availability or lower cost of wireless service compared to conventional fixed line systems and reductions in the cost of wireless devices may result in an increase in subscribers. In particular, markets or regions such as Africa, India, China and Eastern Europe are expected to increase their number of subscribers significantly. The emergence of new wireless technologies and related applications may further increase the number of subscribers in markets that have historically had high penetration rates. More mobile operators may offer services including seamless roaming, increased coverage, improved signal quality and greater and faster data handling capabilities through increased bandwidth, thereby attracting more subscribers to mobile operators which offer such services.
Next Generation Systems. In order to provide a compelling service offering for their current and prospective subscribers, mobile operators continue to expand and enhance their systems by migrating to next generation systems such as 3G, 3.5G and 4G. These systems allow subscribers to send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet, watch television and take advantage of services such as monitoring services, point-of-sale transaction processing, machine-to-machine communications, location monitoring, sales force automation and customer relationship management. In order to realize the full advantage of these services and capabilities, many current subscribers will need to replace their wireless devices. As a result, the continued rollout of next generation systems is expected to be a key driver for replacement sales of wireless devices. However, the ability and timing of mobile operators to rollout these new services and manufacturers to provide devices which utilize these technologies may have a significant impact on consumer adoption and the rate of sale of replacement devices.
New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. In addition, companies such as Google and Microsoft (wireless device operating systems providers) and High Tech Computer Corp. and Apple (wireless device manufacturers) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. Nokia, High Tech Computer Corp., Google, Microsoft, and Apple and their products may heighten competition with other existing manufacturers and provide consumers with more feature-rich products, broader selection and new market channels, which may result in increased wireless device shipments.
Pricing Factors and Average Selling Prices. Industry estimates are that in 2009 the global wireless industry’s average selling price for wireless devices declined from 2008. A number of factors impacted the actual average selling prices including, but not limited to, consumer discretionary spending, geographic mix, changes in the product life cycle, decreasing manufacturing costs due to higher volumes, manufacturing efficiencies, reductions in material costs, consumer demand, manufacturers’ promotional activities, operators’ promotional activity and trends in pricing for service plans, product availability, fluctuations in currency exchange rates, product mix and device functionality. We anticipate that the global wireless industry’s average selling prices for wireless devices may continue to decline despite the fact that manufacturers have been adding enhanced features; however, we are unable to estimate the rate of such decline. The decline in average selling prices could offset any growth in revenue from overall growth in wireless device shipments and have an adverse impact on both the industry’s and our distribution revenues. However, changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are typically fee-based services.
Our Business
Brightpoint, Inc. provides supply chain solutions to leading stakeholders in the global wireless technology industry. Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With approximately 83.5 million wireless devices handled in 2009, we believe we are the largest dedicated provider of customized supply chain solutions to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes distribution channel management, logistic services, activation services and the sale of prepaid airtime. The majority of our business is conducted through product distribution and logistic services. While our activation services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.
Logistic Services. Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of Debitel (Denmark and Germany), Euroset (Finland), Kyocera (United States), MetroPCS (United States), Research in Motion (United States), Sprint (United States), T-Mobile (United States), T-Mobile Slovensko (Slovakia), TracFone (United States), and Vodafone (Australia, New Zealand and Germany).
During 2009, 2008 and 2007 logistic services accounted for approximately 11%, 10% and 9% of our total revenue and accounted for approximately 77%, 71% and 69% of the total wireless devices we handled. In 2009, 2008 and 2007 our logistic services gross margin was 44.1%, 37.3% and 28.4% and accounted for approximately 57%, 48%, and 38% of total gross profit. Cost of revenue for logistic services is primarily composed of costs such as freight, labor and rent expense. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than our distribution business.
Product Distribution. In our product distribution activities, we provide distribution channel management services to leading wireless devices manufacturers through the purchase of a wide variety of wireless voice and data products for delivery to our customers. Distribution channel management is similar to our logistic services, however it requires an investment of working capital due to the fact that in these arrangements we take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 25,000 customers. Product distribution revenue includes the value of the product sold and generates higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products that we believe have the potential for enhanced financial return and significant market penetration. In 2009, 2008 and 2007 approximately 89%, 90%, and 91% of our total revenue was derived from product distribution. In 2009, 2008 and 2007 approximately 23%, 29% and 31%, of our total wireless devices handled were sold through product distribution. In 2009, 2008 and 2007 our gross margin on product distribution revenue was 4.2%, 4.4% and 4.3% and was approximately 43%, 52% and 62% of total gross profit. Cost of revenue for product distribution includes the costs of the products sold and other direct costs such as freight, labor and rent expense.
The wireless devices we distribute include a variety of devices designed to work on various operating platforms and feature brand names such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung, and Sony Ericsson. In 2009, 2008 and 2007 our sales of wireless devices through product distribution totaled 19.2 million, 24.2 million and 25.3 million devices. As the industry’s average selling prices have continued to fluctuate, our average selling prices have also fluctuated due to the mix of wireless devices we sell and the markets in which we operate. In 2009, 2008 and 2007 our average selling price for wireless devices was approximately $135, $149, and $141 per unit.
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
Activation Services. In our activation services business, we provide wireless activation solutions for our clients through retail, enterprise and online channels. We market these services under the Actify brand name in the United States and have activation agreements with AT&T, Sprint, T Mobile, Boost, and Verizon Wireless. We currently have agreements with the key Tier 1 U.S. operators to support the activation of wireless converged, embedded and mobile broadband devices. We establish and manage a network of authorized channel partners that include brick and mortar retailers, online retailers, corporate enterprise, value added resellers and OEMs. We provide our channel partners with access to authorized products and support them through commissions management, e-commerce procurement solutions, sales and marketing programs, merchandising programs, training programs, incentive programs and cooperative advertising. As our channel partners activate or upgrade subscribers through our agency agreements, they earn commissions. Through these agreements, we manage commissions from the mobile operators and pay the channel partners their pro-rata portion of the commissions after deducting our fees. For the mobile operators, we provide them with incremental points of sale and alternative distribution under a variable-cost model subscribers acquisition and retention. We provide additional managed services to serve corporate enterprise and OEM consumer and business channels, specializing in wireless procurement, ecommerce activations and account management services. Sales of wireless devices and related accessories to our network of channel partners are included in product distribution revenues and fees earned from commissions management services are included in logistic services revenues.

Prepaid Airtime. Through our prepaid airtime business model, we participate in the ongoing revenue stream generated by prepaid subscribers. We earn a fee from purchasing electronic activation codes from mobile operators and MVNOs and distributing them to retail channels. Much of our activity in the prepaid airtime business model is in our Europe and Americas Divisions. Sales of electronic activation codes to retail customers are included in logistic services revenues. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) based on a change in the prepaid airtime business model. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. We distribute prepaid airtime in many of our operations on behalf of mobile operators and MVNOs such as: Virgin Mobile (United States), Sonofon (Denmark), Tele2 (Sweden) and TeliaSonera (Sweden).
Our Strategy
Our strategy is to continue to grow as a leader in providing supply chain solutions to the global wireless industry. Our objectives are to increase our earnings and market share, improve our return on invested capital within certain debt-to-total-capital parameters and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.
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
A main strategic component of this plan will revolve around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline our operations with the goal of becoming a low cost service provider of industry leading supply chain solutions in the European region. By the fourth quarter of 2009 we had made progress on establishing our first Center Of Excellence in the Nordic region. We have requested proposals from potential service providers and anticipate having one or two Tier 1 centers established in 2010. No assurances can be given on the success of the implementation of our Centers of Excellence. See Item 1A, “Risk Factors” — “OUR IMPLEMENTATION OF EUROPEAN CENTERS OF EXCELLENCE MAY NOT BE SUCCESSFUL.”
Expand into New Geographic Markets. We estimate that the global wireless industry shipped approximately 1.1 billion wireless devices in 2009. We believe that the wireless devices shipped in the geographic markets where we currently operate (our addressable market) were less than one-third of the global industry shipments of devices in 2009. We believe we are in a position to enter into new markets, thereby expanding our addressable market. In 2010, we believe that there may be additional expansion opportunities primarily in Africa and Asia.

Customers
We provide our products and services to a customer base of approximately 25,000 consisting of mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2009, customers in each of our primary sales channels included the following:
Mobile Operators and MVNOs: Cellular South (United States), MetroPCS (United States), Sprint (United States), T-Mobile (United States), TracFone (United States), Verizon Wireless (United States), America Movil (Guatemala and El Salvador), SingTel (Australia), Vodafone (Australia, New Zealand and Germany), Reliance Infocomm (India), Tata TeleServices (India), Debitel AG (Europe), Netcom (Norway), Tele2 (Sweden), Telefonica (Spain) and T-Mobile Slovensko (Slovakia)
Dealers and Agents: Cellular Sales (United States), Russell Cellular (United States), Pro Cellular (United States), Telechoice (Australia), First Mobile Group (Australia and New Zealand), Dialect (Sweden) and Klartsvar (Sweden)
Mass Retailers: Best Buy (United States), Office Depot (United States) Radio Shack (United States), Harvey Norman (Australia), Coles Group (Australia), Woolworth’s Group (Australia), Metro Group (Europe) and Pressbyran (Sweden)
Other Distributors: Wireless Channels (United States), Generation Next Group (formerly Computech) (Hong Kong and Singapore), Raduga Pte. Ltd (Singapore) and Excel International Limited (Hong Kong)
For 2009, 2008 and 2007 aggregate revenues generated from our five largest customers accounted for approximately 22%, 19% and 23% of our total revenue. No customer accounted for 10% or more of our revenue in 2009 or 2008. In 2009, 2008 and 2007, Generation Next Group, a customer of our Singapore operations accounted for approximately 9%, 7% and 10% of our total revenue and 31%, 29% and 29% of the Asia-Pacific division’s revenue. See Item 1A, “Risk Factors” — “THE LOSS OR REDUCTION IN ORDERS FROM PRINCIPAL CUSTOMERS OR A REDUCTION IN PRICES WE ARE ABLE TO CHARGE THESE CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.”
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
Purchasing and Suppliers
We have established key relationships with leading manufacturers of wireless voice and data equipment such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung and Sony Ericsson. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers.
Nokia products (our largest supplier of wireless devices and accessories) represented approximately 20%, 26% and 30% of total units handled in 2009, 2008 and 2007. Motorola products represented 19%, 21%, 29% of total units handled in 2009, 2008 and 2007. Samsung products represented approximately 16% and 15% of total units handled in 2009 and 2008 and less than 10% in 2007. Kyocera products represented approximately 11% of total units handled in 2009. None of the products we sold from our other suppliers accounted for 10% or more of our total units handled in 2009, 2008 and 2007. Loss of the applicable contracts with Nokia, Motorola, Samsung, Kyocera or other suppliers, or failure by Nokia, Motorola, Samsung, Kyocera or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, may have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See — “Competition.”
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
Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistic services including our activation services and prepaid airtime business models. Including support and retail outlet personnel, we had 493 employees involved in sales and marketing at December 31, 2009, of which 146 are in our Americas division, 209 in our EMEA division, and 138 in our Asia-Pacific division.
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
The distribution of wireless devices and the provision of logistic services within the global wireless industry have, in the past, been characterized by relatively low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors effecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.
The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services, to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offering and introducing products with enhanced functionality that competes with other consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete to a certain extent with single function digital cameras, wireless devices with MP3 capabilities that compete with single function handheld audio players, and wireless devices with embedded navigation capabilities that compete with single function handheld navigation devices. These single function consumer electronic products are distributed through other distributors who may become our competitors as the wireless industry continues to introduce wireless devices with enhanced functionality. In addition, products that reach the market outside of normal distribution channels, such as gray market resellers, may also have an adverse impact on our operations.
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
For product distribution, specific competitors and the divisions in which they generally compete with us include BrightStar Corporation (all divisions), Tessco Technologies (Americas), D&H Distributing (Americas), Parktel (Americas), Cellnet Group Ltd. (Asia-Pacific), Axcom (EMEA), 20:20 Logistics (EMEA) and Ingram Micro (all divisions).
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
For logistic services, specific competitors and the division in which they generally compete with us include ATC Technology Corporation (Americas), BrightStar Corporation (all divisions), CAT Logistics (Americas), Tessco Technologies (Americas), New Breed Logistics (Americas), UPS Logistics (Americas), Arvato Logistics Services (EMEA), CEVA Logistics (EMEA) and Kuehne + Nagel (EMEA).
Activation Services. Our activation services business competes with other specialists who establish and manage independent authorized retailers and value-added resellers and with mobile operators who have the infrastructure necessary to manage their indirect channels.
For activation services, specific competitors and the division in which they generally compete with us include American Wireless (Americas), Ingram Micro (Americas), LetsTalk (Americas), Simplexity (Americas), QDI (Americas), Wireless Channels (Americas) and Avenir S.A. (EMEA).

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
Information Systems
The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have implemented, and continue to implement, business applications that enable us to provide supply chain solutions for our customers and suppliers. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); credit scoring, collection services, web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management and reporting. During 2009, 2008 and 2007, we invested approximately $8.3 million, $10.7 million and $8.6 million, in our information systems with the focus of increasing the functionality and flexibility of our systems. In 2008 we began implementing a global ERP system. Implementation of this system throughout all of our operating entities will continue throughout 2010 and into 2011. In 2010, we will also implement a global warehouse management and transportation management system. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all of our divisions. At December 31, 2009, there were approximately 228 employees in our information technology departments worldwide.
Employees
As of December 31, 2009, we had 2,705 employees; 1,135 in our Americas division, 529 in our Asia-Pacific division, 937 in our EMEA division, and 104 in our Corporate division. Of these employees, nine were in executive officer positions, 1,492 were engaged in service operations, 493 were in sales and marketing and 711 were in finance and administration (including 228 information technology employees). Our distribution activities and logistic services are labor-intensive and we utilize temporary laborers, particularly in our Americas division, due to the seasonal demands of our business. At December 31, 2009, we had 983 temporary laborers; 711 in our Americas division, 133 in our Asia-Pacific division and 139 in our Europe division. Of these temporary laborers, approximately 861 were engaged in service operations, 63 were in sales and marketing and 59 were in finance and administration. Worldwide, none of our employees are covered by a collective bargaining agreement, except for national collective labor agreements in Finland. We believe that our relations with our employees are good. See Item 1A, “Risk Factors” — “WE ARE SUBJECT TO CERTAIN PERSONNEL RELATED ISSUES.”
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
General risks related to our operations
The loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows. Many of our customers in the markets we serve have experienced severe price competition or have been acquired and, for these and other reasons, may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or our inability to maintain current terms, including prices, with these or other customers could cause our revenues to decline and impair our cash flows. Although we have entered into contracts with certain of our largest logistic services customers, we previously have experienced losses of certain of these customers through expiration or cancellation of our contracts with them, and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.
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
Our business could be harmed by consolidation of mobile operators. The past several years have witnessed a consolidation within the mobile operator community, and this trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenditures, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistic services. We could also lose business or face price pressures if mobile operators that are our customers are acquired by other mobile operators that are not our customers.
The current global economic downturn could cause a severe disruption in our operations. Our business has been negatively impacted by the current global economic downturn. If this downturn is prolonged, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified below including, but not limited to, the following:
•	Counterparty risk:
o	Our customers, vendors and their suppliers (e.g. component manufacturers) may become insolvent and file for bankruptcy, which could negatively impact our results of operations.
•	Liquidity:
o	The global economic downturn and the associated credit crisis could continue and reduce liquidity and this could have a negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us, our customers and our creditors.

o	Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage.

o	Our suppliers could tighten trade credit which could negatively impact our liquidity.

o	We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. In addition, we may not be able to retain our current accounts receivable factoring arrangement in Spain or secure new accounts receivable factoring agreements.
•	Demand:
o	The global recession has resulted in severe job losses and lower consumer confidence, which could cause a decrease in demand for our products and services.

o	The global recession has also shifted consumer demand for wireless devices. In particular, demand in countries in Europe has shifted toward wireless devices that carry lower average selling price, which has adversely impacted our revenue and gross profit.

•	Prices:
o	Certain markets have experienced and may continue to experience deflation, which could negatively impact our average selling price and revenue.
Our operations could be harmed by fluctuations in regional demand patterns and economic factors. In particular, our EMEA division has been adversely impacted and our results have been negatively impacted. The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. Additionally, average selling prices have declined in our EMEA division as consumer demand has shifted to lower average selling price devices. We believe that the enhanced functionality of wireless devices and the roll-out of next generation systems has had and will continue to have a favorable effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by mobile operators may lower consumer demand, lengthen the replacement cycle and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. A prolonged economic slow-down in the United States or any other region in which we have significant operations could negatively impact our results of operations and financial position.
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
A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in many countries exposes us to several additional risks, including, but not limited to:
•	potentially significant increases in wireless product prices

•	increased credit risks, customs duties, import quotas and other trade restrictions;

•	potentially greater inflationary pressures;

•	shipping delays;

•	the risk of failure or material interruption of wireless systems and services; and

•	possible wireless product supply interruption.
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
We make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions. We have made significant investments in information systems technology and have focused on the application of this technology to provide customized distribution channel management and logistic services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems. Further, certain of our contractual arrangements to provide services contain performance measures and criteria that if not met could result in early termination of the agreement and claims for damages. In connection with the implementation of this technology we have incurred significant costs and have experienced significant business interruptions. Business interruptions can cause us to fall below acceptable performance levels pursuant to our customers’ requirements and could result in the loss of the related business relationship or could result in incurring penalties for not meeting minimum performance levels. We may experience additional costs and periodic business interruptions related to our information systems as we implement new information systems in our various operations. Our sales and marketing efforts, a large part of which are telemarketing based, are highly dependent on computer and telephone equipment. We anticipate that we will need to continue to invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistic services. Our property and business interruption insurance may not compensate us adequately, or at all, for losses that we may incur if we lose our equipment or systems either temporarily or permanently. In addition, a significant increase in the costs of additional technology or telephone services that are not recoverable through an increase in the price of our services could negatively impact our results of operations.
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
Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future. We provide functions such as distribution channel management, inventory management, fulfillment, customized packaging, prepaid and e-commerce solutions, activation management and other outsourced services for many wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistic services such as the services we provide. Any significant change in the market for our outsourced services could harm our business. Our outsourced services are generally provided under multi-year renewable contractual arrangements. Service periods under certain of our contractual arrangements are expiring or will expire in the near future. The failure to obtain renewals or otherwise maintain these agreements on terms, including price, consistent with our current terms could cause a reduction in our revenues and cash flows.
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
We may not be able to grow at our historical or current rates or effectively manage future growth. Although we experienced a revenue decline in 2009, in prior years we have experienced domestic and international growth. There can be no assurances as to our ability to achieve future growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could materially harm our operations. Our inability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could cause our future earnings to decline. In addition, our growth prospects could be harmed by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.
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
Our implementation of European Centers of Excellence may not be successful. The success of our strategy to optimize our European operational and financial structure relies in large part on launching and effectively operating our Centers of Excellence (supply chain delivery centers). The creation and launch of these Centers of Excellence requires substantial capital expenditure and requires significant time and attention from our management and operational personnel. In the event we are unsuccessful at launching or operating these Centers of Excellence or in the event the Centers of Excellence fail to yield the anticipated operational efficiencies then our European strategy could be negatively impacted.
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
     Our business is labor-intensive, and we experience high personnel turnover. In addition, we are from time to time subject to shortages in the available labor force in certain geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in units, requires us to recruit and train personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. Our inability to do so, or an increase in hourly costs, employee benefit costs, employment taxes or commission rates, could cause our operating results to decline. In addition, if the turnover rate among our labor force increases further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.
We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights. Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold one patent relating to certain of our business methods.
     With respect to other business methods and software, we rely on trade secret and copyright laws to protect our proprietary knowledge. We also regularly enter into non-disclosure agreements with our key employees and limit access to and distribution of our trade secrets and other proprietary information. These measures may not prove adequate to prevent misappropriation of our technology. Our competitors could also independently develop technologies that are substantially equivalent or superior to our technology, thereby eliminating one of our competitive advantages. We also have offices and conduct our operations in a wide variety of countries outside the United States. The laws of some other countries do not protect our proprietary rights to the same extent as the laws in the United States. In addition, although we believe that our business methods and proprietary software have been developed independently and do not infringe upon the rights of others, third parties might assert infringement claims against us in the future or our business methods and software may be found to infringe upon the proprietary rights of others.
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
There are amounts of our securities issuable pursuant to our Amended and Restated 2004 Long-Term Incentive Plan that, if issued, could result in dilution to existing shareholders, reduce earnings and earnings per share in future periods and reduce the market price of our common stock. We have reserved a significant number of shares of common stock that may be issuable pursuant to our Amended and Restated 2004 Long-Term Incentive Plan. Grants made under this plan could result in dilution to existing shareholders.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We provide our supply chain solutions from our sales and operations centers located in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, the United Kingdom, and the United States. All of these facilities are occupied pursuant to operating leases except for our primary North America distribution facility, which we purchased in the fourth quarter of 2009. The table below summarizes information about our sales and operations centers by operating division.

	Number of	Aggregate
	Locations(1)	Square Footage
Americas	8	1,094,330
Asia-Pacific	9	152,560
Europe, Middle East and Africa	15	474,956

	32	1,721,846

(1)	Refers to facilities operated by the Company that are greater than 1,000 square feet.
We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.

Item 3.	Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. For more information on legal proceedings, see Note 11 Legal Proceedings, in the Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.
During the fourth quarter of 2009, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NASDAQ Global Select Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for our Common Stock as reported by the NASDAQ Stock Market.

2009	High	Low
First Quarter	$5.44	$3.06
Second Quarter	6.83	4.14
Third Quarter	9.29	5.14
Fourth Quarter	9.03	6.91

2008	High	Low
First Quarter	$15.32	$8.02
Second Quarter	10.35	6.89
Third Quarter	8.75	6.21
Fourth Quarter	7.23	3.10
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
At February 24, 2010, there were 324 shareholders of record.
We have not paid cash dividends on our Common Stock other than S corporation distributions made to shareholders during periods prior to the rescissions of S corporation elections. In addition, certain of our bank agreements require consent from the lender group prior to declaring or paying cash dividends, making capital distributions or other payments to shareholders. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of the business and does not expect to declare or pay any cash dividends in the foreseeable future.
The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2009 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Dollar
			Shares purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average Price Paid	Announced Plans or	Purchased Under the
	of Shares Purchased	per Share	Programs	Plans or Programs
October 1, 2009 — October 31, 2009	3,000,000	$5.17	3,000,000	$33,549,125

November 1, 2009 — November 30, 2009	—	—	—	$33,549,125

December 1, 2009 — December 31, 2009	14,767	7.17	—	$33,549,125

Total	3,014,767	$5.18	3,000,000	$33,549,125
On July 28, 2009 our Board of Directors approved the repurchase of up to $50 million of our common shares under a share repurchase program with an expiration date of July 31, 2011. On October 1, 2009 we announced that we entered into a settlement agreement with NC Telecom Holding A/S (“NC Holding”), which provided for us to purchase 3 million Brightpoint shares from NC Holding for $15.5 million. These shares were purchased under the previously announced Share Repurchase Program.

The following line graph compares, from January 1, 2005 through December 31, 2009, the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the stocks comprising the S&P SmallCap 600 Index, NASDAQ Market Value Index and the Hemscott Group Index (Electronics Wholesale). The comparison assumes $100 was invested on January 1, 2005 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of all cash dividends, if any, paid on such securities. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon share price appreciation and not upon reinvestment of cash dividends. Historical share price is not necessarily indicative of future stock price performance.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG BRIGHTPOINT, INC., NASDAQ
MARKET INDEX, S&P SMALLCAP 600 INDEX AND HEMSCOTT GROUP INDEX
Assumes $100 invested on January 1, 2005
Assumes dividends reinvested
Fiscal Year Ended December 31, 2009

	2004	2005	2006	2007	2008	2009

Brightpoint, Inc.	$100.00	$212.86	$185.84	$212.23	$60.10	$101.55
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
S&P SmallCap 600 TR	$100.00	$107.68	$123.96	$123.59	$85.19	$106.97
Hemscott Group Index	$100.00	$119.14	$129.23	$144.10	$90.25	$141.96

Item 6.	Selected Financial Data.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2009(1)	2008(1)	2007(1)	2006(1)	2005(1)

Revenue	$3,185,283	$4,428,745	$4,126,083	$2,397,193	$2,106,509
Gross profit	275,819	333,404	261,874	150,867	131,633
Operating income (loss) from continuing operations	32,303	(278,466)	63,201	49,670	45,107
Income (loss) from continuing operations	35,055	(326,391)	46,364	37,777	33,255
Total gain (loss) from discontinued operations, net of income taxes	(8,499)	(15,362)	1,375	(2,167)	(22,815)
Net income attributable to common shareholders	26,556	(342,114)	47,393	35,610	10,440

Earnings per share — basic:(2)
Income (loss) from continuing operations	$0.44	$(4.17)	$0.76	$0.77	$0.69
Discontinued operations	(0.11)	(0.20)	0.02	(0.04)	(0.48)

Net income (loss)	$0.33	$(4.37)	$0.78	$0.73	$0.21

Earnings per share — diluted:(2)
Income (loss) from continuing operations	$0.43	$(4.17)	$0.73	$0.75	$0.67
Discontinued operations	(0.10)	(0.20)	0.02	(0.04)	(0.46)

Net income (loss)	$0.33	$(4.37)	$0.75	$0.71	$0.21

	2009	2008	2007	2006	2005

Working capital	$148,452	$234,741	$525,778	$159,760	$121,336
Total assets	1,013,991	1,146,360	1,972,361	778,353	487,824
Long-term obligations	97,017	175,607	441,521	3,750	—
Total liabilities	737,064	895,796	1,370,778	583,525	338,782
Shareholders’ equity	276,927	250,564	600,765	194,828	149,042

(1)	The consolidated statements of operations reflect the reclassification of the results of operations of our France, Poland, Philippines, Turkey and locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Operating data includes certain items that were recorded in the years presented as follows: restructuring charges in 2009, 2008, 2007, 2006 and 2005; $7.7 million non-cash gain on settlement of an indemnification claim in 2009; $16.3 million of tax benefits in 2009; $325.9 million goodwill impairment charge in 2008; $18 million of charges related to valuation allowances on certain tax assets that are no longer expected to be utilized in 2008; and $16.1 million of tax benefits in 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition.”

(2)	Per share amounts for all periods have been adjusted to reflect the 6 for 5 Common Stock split (paid in the form of a stock dividend) effected on May 31, 2006, and the 3 for 2 common stock splits (paid in the form of stock dividends) effected on December 30, 2005 and September 15, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
Brightpoint, Inc. is a global leader in providing supply chain solutions to the wireless industry. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, Germany, Guatemala, El Salvador, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, and the United States.
We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, and liquidity. We also use return on invested capital (ROIC) and return on tangible capital (ROTC) to measure the effectiveness of the use of invested capital and tangible capital.
We manage our business based on two distinct service lines which include product distribution and logistic services. During 2009, wireless devices sold through distribution declined by 21%, and wireless devices handled through logistic services increased by 10%. Our distribution gross margin decreased by 0.2 percentage points to 4.2%, and our logistic services gross margin increased by 6.7 percentage points to 44.1%. We are focused on increasing the total volume of wireless devices handled as opposed to increasing volume in one specific service line as we believe that both service lines provide a reasonable return in relation to the capital invested and the risk assumed.
Significant developments and events in 2009 include:
Spending and Debt Reduction Plan. In February 2009, we announced a plan to reduce forecasted spending for the year by approximately $40 to $45 million and to reduce average daily debt by approximately $100 million to $150 million. This plan was comprised of $12 to $14 million of cost avoidance and $28 to $31 million of spending reductions. The spending reduction measures included, among other things, a substantial workforce reduction goal of at least 220 positions, or approximately 7% of the Company’s workforce. The majority of the foregoing reductions in spending are reflected in the Company’s 2009 results of operations as a reduction of selling, general, and administrative expenses (SG&A). We believe that we realized the previously stated forecasted spending reduction and cost avoidance targets in 2009. SG&A expenses were $212.7 million for the year ended December 31, 2009 which is a decrease of $41.5 million (16%) from 2008. Fluctuations in foreign currencies favorably impacted SG&A expenses for the year ended December 31, 2009 by approximately $6.5 million compared to 2008.
Workforce reduction. In 2009 we exceeded our global workforce reduction goal of 220 positions. We eliminated approximately 280 positions as part of our global workforce reduction. We incurred restructuring charges of $13.5 million for the year ended December 31, 2009 primarily related to this global workforce reduction.
Revised debt reduction. On May 7, 2009 we announced a revised debt reduction target of having less than $100 million of average daily debt outstanding during the fourth quarter of 2009. Because of our unanticipated share repurchase program and facility purchase discussed below, we announced a further revised debt reduction target for the fourth quarter of 2009 back up to approximately $150.0 million to $175.0 million of average daily debt outstanding. Average daily debt was $167.7 million for the fourth quarter of 2009, which represents a decrease of approximately $165.3 million from the fourth quarter of 2008. Interest expense was $9.2 million for the year ended December 31, 2009, which is a decrease of approximately $10.2 million from 2008. The significant reduction in interest expense was largely due to the decrease in average daily debt outstanding as well as lower overall interest rates.
Share Repurchase Program. In July 2009, our Board of Directors approved the repurchase of up to $50 million of Brightpoint common shares (the Share Repurchase Program). As of December 31, 2009, we had repurchased 3.2 million shares of Brightpoint common stock for an aggregate of approximately $16.5 million and at an average purchase price of $5.22 per share under the share repurchase program. The Share Repurchase Program will expire on July 31, 2011. In January

2010, our Board of Directors approved the increase of the Share Repurchase Program by $30 million, allowing aggregate share repurchases of up to $80 million. On January 15, 2010 we repurchased 9.2 million shares of Brightpoint stock from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S (f/k/a Dangaard Holding A/S) for $6.20 per share as part of the program. Funds for most of the above repurchases were provided by borrowings from availability under our Global Line of Credit. After this repurchase, Partner Escrow Holding A/S does not own any Brightpoint stock. As a result of the above repurchases, we have repurchased a total of 12.4 million shares at a weighted average price of $5.95 per share under the Share Repurchase Program. This represents approximately 14% of our total shares previously outstanding. On February 22, 2010, our Board of Directors approved the increase of our Share Repurchase Program by $25 million, allowing aggregate share repurchases of up to $105 million.
Americas division headquarters purchase. On October 16, 2009, we entered into an agreement to purchase our Americas division headquarters located in Plainfield, Indiana for $31.0 million plus closing costs and commissions from KPJV 501 Airtech Parkway, LLC. We had been the tenant in an operating lease for the Property. There were ten years remaining on the initial lease term, with five year option renewal periods extending to 2044. The sum of the remaining minimum lease payments for the remaining ten years of the initial lease term was $43.1 million. The purchase was financed using availability on our Global Credit Facility, and we are not currently pursuing any other financing agreement for the Property.
The consolidated statements of operations reflect the reclassification of the results of operations of our France, Poland and Turkey businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our France business in the third quarter of 2009 and our Poland and Turkey businesses in the first quarter of 2009.
In the fourth quarter of 2009 we began reporting the revenue associated with certain prepaid airtime agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) based on a change in our prepaid airtime business model. The revenue under these agreements was previously reported on a gross basis within logistic services revenue and cost of revenue. Had the revenue from these agreements been reported on a net basis for all of 2009, total revenue would have been approximately $3.1 billion and total gross margin would have been 8.8%. Logistic services revenue would have been $296.8 million and logistic services gross margin would have been 53.1% for 2009. See footnote 12 in the Notes to the Consolidated Financial Statements for the impact of this change to the revenue reported for the first three quarters of 2009.

2009 RESULTS OF OPERATIONS
Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$448,086	16%	$705,229	18%	(36%)
Asia-Pacific	834,906	30%	1,143,293	28%	(27%)
Europe, Middle East and Africa	1,544,509	54%	2,155,876	54%	(28%)

Total	$2,827,501	100%	$4,004,398	100%	(29%)

Logistic services revenue
Americas	$192,276	54%	$184,188	43%	4%
Asia-Pacific	33,631	9%	47,924	11%	(30%)
Europe, Middle East and Africa	131,875	37%	192,235	46%	(31%)

Total	$357,782	100%	$424,347	100%	(16%)

Total revenue
Americas	$640,362	20%	$889,417	20%	(28%)
Asia-Pacific	868,537	27%	1,191,217	27%	(27%)
Europe, Middle East and Africa	1,676,384	53%	2,348,111	53%	(29%)

Total	$3,185,283	100%	$4,428,745	100%	(28%)

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,988	16%	5,397	22%	(45%)
Asia-Pacific	6,420	33%	10,185	42%	(37%)
Europe, Middle East and Africa	9,766	51%	8,649	36%	13%

Total	19,174	100%	24,231	100%	(21%)

Wireless devices handled through logistic services
Americas	55,995	87%	51,577	88%	9%
Asia-Pacific	2,686	4%	2,014	3%	33%
Europe, Middle East and Africa	5,625	9%	4,710	9%	19%

Total	64,306	100%	58,301	100%	10%

Total wireless devices handled
Americas	58,983	71%	56,974	69%	4%
Asia-Pacific	9,106	11%	12,199	15%	(25%)
Europe, Middle East and Africa	15,391	18%	13,359	16%	15%

Total	83,480	100%	82,532	100%	1%

The following table presents the percentage changes in revenue for the year ended December 31, 2009 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and acquisitions.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Year ended December 31, 2009:
Distribution	(17%)	(4%)	(5%)	(3%)	(29%)
Logistic services	3%	(3%)	(16%)	0%	(16%)
Total	(15%)	(4%)	(7%)	(2%)	(28%)

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Year Ended December 31,
Americas		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$448,086	70%	$705,229	79%	(36%)
Logistic services	192,276	30%	184,188	21%	4%

Total	$640,362	100%	$889,417	100%	(28%)

WIRELESS DEVICES HANDLED :
Distribution	2,988	5%	5,397	9%	(45%)
Logistic services	55,995	95%	51,577	91%	9%

Total	58,983	100%	56,974	100%	4%

The following table presents the percentage changes in revenue for our Americas division by service line for the year ended December 31, 2009 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2009:
Distribution	(37%)	2%	0%	(1%)	(36%)
Logistic services	3%	1%	0%	0%	4%
Total	(29%)	2%	0%	(1%)	(28%)
The decrease in wireless devices sold through distribution for the year ended December 31, 2009 was driven by weaker market conditions in North America and Latin America, the loss of key customers in North America due to industry consolidation and the loss of supplier relationships in Latin America. The increase in distribution average selling price for the year ended December 31, 2009 was driven by a shift in mix to smartphones compared to the prior year.
The increase in wireless devices handled through logistic services for the year ended December 31, 2009 was primarily driven by an expanded service offering and the growth, through increased market share and new market entry, of incumbent customers. Current economic conditions are increasing demand for prepaid and fixed fee wireless subscriptions, which are the primary product offering of certain Brightpoint logistics customers.
Asia-Pacific

	Year Ended December 31,
		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$834,906	96%	$1,143,293	96%	(27%)
Logistic services	33,631	4%	47,924	4%	(30%)

Total	$868,537	100%	$1,191,217	100%	(27%)

WIRELESS DEVICES HANDLED :
Distribution	6,420	71%	10,185	83%	(37%)
Logistic services	2,686	29%	2,014	17%	33%

Total	9,106	100%	12,199	100%	(25%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the year ended December 31, 2009 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2009:
Distribution	(31%)	6%	0%	(2%)	(27%)
Logistic services	22%	(24%)	(27%)	(1%)	(30%)
Total	(29%)	5%	(2%)	(1%)	(27%)

The decrease in wireless devices sold through distribution in our Asia-Pacific division for the year ended December 31, 2009 was driven by a decrease in market demand for lower priced handsets in Singapore as well as overall weaker market conditions. The increase in distribution average selling price for the year ended December 31, 2009 was driven by shift in mix to smartphones and better availability for these devices compared to the prior year.
The increase in wireless devices handled through logistic services for the year ended December 31, 2009 was primarily driven by an increase in wireless devices handled for our largest customer in each of Australia and New Zealand. Our customer in New Zealand was previously served under a distribution agreement. The decrease in average fulfillment fee per unit was primarily due to an unfavorable mix of services provided compared to the the prior year. The decrease in non-handset based logistic services revenue was primarily due to a decrease in repair services in India compared to the prior year.
Our results of operations for the Asia-Pacific region could be materially impacted in future periods as a result of a recently announced consolidation of network operators in the Asia-Pacific region. However, we are currently unable to quantify at this time what, if any, impact this consolidation would have on our future results of operations.
Europe, Middle East and Africa

	Year Ended December 31,
		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$1,544,509	92%	$2,155,876	92%	(28%)
Logistic services	131,875	8%	192,235	8%	(31%)

Total	$1,676,384	100%	$2,348,111	100%	(29%)

WIRELESS DEVICES HANDLED :
Distribution	9,766	63%	8,649	65%	13%
Logistic services	5,625	37%	4,710	35%	19%

Total	15,391	100%	13,359	100%	15%

The following table presents the percentage changes in revenue for the year ended December 31, 2009 by service line for our EMEA division compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2009:
Distribution	(4%)	(11%)	(9%)	(4%)	(28%)
Logistic services	(1%)	(2%)	(28%)	0%	(31%)
Total	(3%)	(10%)	(12%)	(4%)	(29%)
The decrease in distribution revenue attributable to the volume of wireless devices sold and average selling price for the year ended December 31, 2009 was primarily due to a decrease in the sale of higher end devices in Europe compared to the prior year. The decrease in sales of higher end devices in Europe was due to overall weaker market conditions compared to the prior year, the decision in 2009 of a major supplier of higher end devices to sell directly into certain markets in which we operate as well as lower operator subsidies of higher end devices compared to the prior year. The decrease in revenue attributable to wireless devices sold was partially offset by an increase in wireless devices sold through our Middle East business as a result of an expanded relationship with a major wireless device manufacturer. The decrease in non-handset based distribution revenue was primarily due to a decrease in sales of non-handset based navigation devices in Germany.
Non-handset based logistic services revenue for the year ended December 31, 2009 decreased due to lower revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) based on a change in our prepaid airtime business model. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the revenue from these agreements been reported on a gross basis for all of 2009, logistic services revenue for the EMEA region would have been $153.4 million and non-handset based logistic services revenue for the EMEA region would have decreased by 17% from 2008.
Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
		(Amounts in 000s)
Distribution	$118,107	43%	$174,971	52%	(32%)
Logistic services	157,712	57%	158,433	48%	0%

Gross profit	$275,819	100%	$333,404	100%	(17%)

Distribution	4.2%		4.4%		(0.2)	points
Logistic services	44.1%		37.3%		6.8	points
Gross margin	8.7%		7.5%		1.2	points
The 1.2 percentage point increase in gross margin for the year ended December 31, 2009 was driven by a shift in mix to logistic services as well as a 6.8 percentage point increase in gross margin from our logistic services business, partially offset by a 0.2 percentage point decrease in gross margin from our distribution business.
The increase in gross margin from logistic services for the year ended December 31, 2009 was driven by an improved cost structure resulting from the impact of cost avoidance and spending reductions, operating efficiencies in our North America and EMEA operations and the change in reporting of revenue from certain prepaid airtime agreements discussed below.
The decrease in gross margin from distribution for the year ended December 31, 2009 was driven by non-recurring charges in our Spain and Netherlands operations during the second quarter of 2009 as well as lower volumes of handsets sold which resulted in lower vendor incentive rebates compared to the prior year.
In the fourth quarter of 2009 we began reporting the revenue associated with certain prepaid airtime agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) based on a change in the prepaid airtime business model that mitigates our general inventory risk. The revenue under these agreements was previously reported on a gross basis within logistic services revenue and cost of revenue. Had the revenue from these agreements been reported on a net basis for all of 2009, total gross margin would have been 8.8% and logistic services gross margin would have been 53.1%. Had revenue from these agreements been reported on a gross basis for the fourth quarter of 2009, total gross margin for 2009 would have been 8.6% and logistic services gross margin for 2009 would have been 41.6%.
Selling General and Administrative (SG&A) Expenses

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
SG&A expenses	$212,741	$254,239	(16%)
Percent of revenue	6.7%	5.7%	1.0	points
The decrease in SG&A expenses for the year ended December 31, 2009 compared to the prior year was primarily due to the impact of cost reduction initiatives in 2008 and 2009.

SG&A expense for the year ended December 31, 2009 includes $2.7 million of incremental bad debt expense related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits. Included in the $2.7 million of incremental bad debt for the year ended December 31, 2009 is a $0.7 million charge due to an isolated incident of transactional fraud in Italy. We will continue to pursue collection on these receivables, however we can give no assurances that we will be successful in our efforts. As of December 31, 2009, we had credit insurance on approximately 64% of our total outstanding receivables and over 80% of our outstanding receivables in the EMEA region. We consider most of the outstanding receivables that are not covered by credit insurance to be low risk to exposure for uncollectability.
SG&A expenses for the year ended December 31, 2009 included $6.4 million of non-cash stock based compensation expense compared to $6.6 million for the prior year. Fluctuations in foreign currencies favorably impacted SG&A expenses for the year ended December 31, 2009 by approximately $6.5 million compared to 2008.
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
Amortization Expense
Amortization expense was $15.9 million for the year ended December 31, 2009 compared to $18.2 million for the prior year. The decrease in amortization expense year for the year ended December 31, 2009 was primarily due to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $13.5 million for the year ended December 31, 2009. The restructuring charge primarily consists of severance charges in connection with the global workforce reduction implemented as part of our previously announced 2009 Spending and Debt Reduction Plan.
Operating Income (Loss) from Continuing Operations

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Americas	$51,832	NM	$38,669	NM	34%
Asia-Pacific	24,775	NM	24,992	NM	(1%)
Europe, Middle East and Africa	(7,897)	NM	(309,074)	NM	(97%)
Corporate	(36,407)	NM	(33,053)	NM	(10%)

Total	$32,303	100%	$(278,466)	100%	(112%)

NM = Not meaningful
Operating Income as a Percent of Revenue by Division:

	Year Ended December 31,
	2009	2008	Change

Americas	8.1%	4.3%	3.8	points
Asia-Pacific	2.9%	2.1%	0.8	points
Europe, Middle East and Africa	(0.5%)	(13.2)%	12.7	points
Total	1.0%	(6.3)%	7.3	points

Operating income in our Americas division increased $13.2 million for the year ended December 31, 2009. The increase in operating income for the year ended December 31, 2009 was primarily due to the impact of cost reductions and cost avoidance initiatives in 2009 as well as operating efficiencies in our North America operations, partially offset by the $1.5 million impairment charge. The increase in operating income as a percent of revenue of 3.8 percentage points for the year ended December 31, 2009 was driven by an increase in gross margin due to a shift in mix to logistic services as well as from an improved cost structure resulting from the impact of spending reductions and operating efficiencies in our North America operations.
Operating income in our Asia-Pacific division decreased $0.2 million for the year ended December 31, 2009 primarily due to lower profitability from our business in India as well as an unfavorable mix of business in Australia compared to the prior year. The decrease in operating income due was partially offset by the impact of cost reduction and cost avoidance initiatives in 2009.
Operating loss in our EMEA division decreased $301.2 million and 12.7 percentage points as a percent of revenue for the year ended December 31, 2009 primarily due to the impact of the $325.9 million goodwill impairment charge recorded in the fourth quarter of 2008. Excluding the impact of this charge, operating income for the year ended December 31, 2008 was $16.9 million. The decrease in operating income compared to the prior year was primarily due to lower average selling prices for wireless devices sold as described above, one-time charges in our Netherlands and Spain operations in the second quarter of 2009 and bad debt expense of $2.7 million in our Europe operations primarily related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits.
Operating loss from our corporate function increased $3.4 million for the year ended December 31, 2009 primarily due to a $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.
Interest, net

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
Interest expense	$9,963	$24,032	(59%)
Interest income	(780)	(4,693)	(83%)

Interest, net	$9,183	$19,339	(53%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the year ended December 31, 2009 compared to the prior year was primarily due to lower average daily debt outstanding as well as lower interest rates on our Eurodollar denominated debt compared to the prior year.
Gain on indemnification settlement
On October 1, 2009 we entered into a settlement agreement with NC Holding, which provided the purchase of 3 million shares of Brightpoint common stock from NC Holding for $15.5 million. These shares were purchased under the previously announced share repurchase program. Under the settlement agreement, our indemnification claims previously made against NC Holding pursuant to the Dangaard acquisition agreement were settled. We recorded a non-cash, non-taxable settlement gain of approximately $7.7 million as a result of the settlement agreement, which represented the difference between the price paid for the 3 million shares and the market value for the shares.
Other (Income) Expense

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
Other income (expense)	$545	$3,478	(84%)

The decrease in other expense for the year ended December 31, 2009 was primarily due to a decrease in foreign currency translation losses compared to the prior year. Other expense for the year ended December 31, 2009 includes a $0.5 million charge related to an isolated incident of transactional fraud in Italy.
Other expense for the year ended December 31, 2008 includes a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell those shares.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
Income tax expense (benefit)	$(4,780)	$25,108	(119%)
Effective tax rate	NM	NM	NM

NM	=	not meaningful
Income tax benefit was $4.8 million for the year ended December 31, 2009 compared to income tax expense of $25.1 million for the prior year.
In the fourth quarter of 2008, we recorded a valuation allowance on certain foreign tax credit carryforwards as we determined based on internal projections and industry forecasts that it was more likely than not that we would not be able to utilize these foreign tax credits prior to their expiration. While completing our U.S. tax return for the 2008 fiscal year, management determined that based on improved earnings in our U.S. operations as a result of spending reductions in our North America operations it was more likely than not that we would be able to utilize these foreign tax credits prior to their expiration. Income tax benefit for the year ended December 31, 2009 includes a $10.9 million benefit for the reversal of the valuation allowance on these foreign tax credit carryforwards.
Income tax benefit for the year ended December 31, 2009 also includes a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained, as well as $2.0 million of discrete items such as income tax return true-ups and other changes in estimates of certain tax positions. The income tax benefit for the year ended December 31, 2009 is partially offset by $7.2 million in charges related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer more likely than not to be utilized.
The effective tax rate excluding these items as well as the non-taxable $7.7 million non-cash gain on the settlement of an indemnification claim with NC Telecom Holding A/S was 28.0% for 2009, which was lower than our anticipated income tax rate for 2009 primarily due to a favorable mix of income between taxing jurisdictions.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our France, Poland and Turkey businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our Poland and Turkey operations in the first quarter of 2009 and our France operation in the third quarter of 2009. Details of discontinued operations for the year ended December 31, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Revenue	$26,239	$229,303

Loss from discontinued operations before income taxes	$(7,842)	$(16,597)
Income tax expense (benefit	135	(651)

Loss from discontinued operations	$(7,977)	$(15,946)

Gain (loss) on disposal from discontinued operations (1)	(522)	584

Total discontinued operations, net of income taxes	$(8,499)	$(15,362)

(1)  Gain on disposal of discontinued operations for the year ended December 31, 2008 includes an $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia.
We are evaluating alternatives for our operation in Italy. If we determine that we will exit this business, we will record appropriate charges related to the liquidation of this business at that time. Any charge related to the liquidation of this business will be classified within loss from discontinued operations in the period of abandonment.

2008 RESULTS OF OPERATIONS
Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change
		(Amounts in 000s)
Distribution revenue
Americas	$705,229	18%	$960,405	25%	(27%)
Asia-Pacific	1,143,293	28%	1,495,125	40%	(24%)
Europe, Middle East and Africa	2,155,876	54%	1,316,169	35%	64%

Total	$4,004,398	100%	$3,771,699	100%	6%

Logistic services revenue
Americas	$184,188	43%	$195,028	55%	(6%)
Asia-Pacific	47,924	11%	35,290	10%	36%
Europe, Middle East and Africa	192,235	46%	124,066	35%	55%

Total	$424,347	100%	$354,384	100%	20%

Total revenue
Americas	$889,417	20%	$1,155,433	28%	(23%)
Asia-Pacific	1,191,217	27%	1,530,415	37%	(22%)
Europe, Middle East and Africa	2,348,111	53%	1,440,235	35%	63%

Total	$4,428,745	100%	$4,126,083	100%	7%

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	5,397	22%	7,117	28%	(24%)
Asia-Pacific	10,185	42%	13,064	52%	(22%)
Europe, Middle East and Africa	8,649	36%	5,079	20%	70%

Total	24,231	100%	25,260	100%	(4%)

Wireless devices handled through logistic services
Americas	51,577	88%	52,492	92%	(2%)
Asia-Pacific	2,014	3%	1,756	3%	15%
Europe, Middle East and Africa	4,710	9%	2,665	5%	77%

Total	58,301	100%	56,913	100%	2%

Total wireless devices handled
Americas	56,974	69%	59,609	73%	(4%)
Asia-Pacific	12,199	15%	14,820	18%	(18%)
Europe, Middle East and Africa	13,359	16%	7,744	9%	73%

Total	82,532	100%	82,173	100%	0%

The following table presents the percentage changes in revenue for the year ended December 31, 2008 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and acquisitions.

	2008 Percentage Change in Revenue vs. 2007
			Non-				Total
	Wireless	Average	handset				Percentage
	devices	Selling	based	Foreign			Change in
	handled (1)	Price (2)	revenue (3)	Currency	Subtotal (4)	Acquisitions	Revenue

Distribution	(20%)	(6%)	1%	(1%)	(26%)	32%	6%
Logistic services	0%	(4%)	8%	3%	7%	13%	20%
Total	(18%)	(6%)	2%	(1%)	(23%)	30%	7%

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled.

Changes in non-handset based revenue does not include changes in reported wireless devices.

(4)	The subtotal represents the percent change in distribution revenue and logistic services revenue excluding the impact the acquisitions of the North America and Latin America operations of CellStar on March 31, 2007 and the acquisition of Dangaard Telecom on July 31, 2007.
Revenue and wireless devices handled by division:
Americas

	Year Ended December 31,
		% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change

REVENUE:
Distribution	$705,229	79%	$960,405	83%	(27%)
Logistic services	184,188	21%	195,028	17%	(6%)

Total	$889,417	100%	$1,155,433	100%	(23%)

WIRELESS DEVICES HANDLED :
Distribution	5,397	9%	7,117	12%	(24%)
Logistic services	51,577	91%	52,492	88%	(2%)

Total	56,974	100%	59,609	100%	(4%)

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
Asia-Pacific

	Year Ended December 31,
		% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change

REVENUE:
Distribution	$1,143,293	96%	$1,495,125	98%	(24%)
Logistic services	47,924	4%	35,290	2%	36%

Total	$1,191,217	100%	$1,530,415	100%	(22%)

WIRELESS DEVICES HANDLED :
Distribution	10,185	83%	13,064	88%	(22%)
Logistic services	2,014	17%	1,756	12%	15%

Total	12,199	100%	14,820	100%	(18%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the year ended December 31, 2008 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, and foreign currency.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Wireless	Average	handset
	devices	Selling	based	Foreign
	handled	Price	revenue	Currency	Total

Distribution	(21%)	(2%)	0%	(1%)	(24%)
Logistic services	4%	6%	26%	0%	36%
Total	(20%)	(2%)	1%	(1%)	(22%)
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
Europe, Middle East and Africa

	Year Ended December 31,
		% of		% of
(Amounts in 000s)	2008	Total	2007	Total	Change

REVENUE:
Distribution	$2,155,876	92%	$1,316,169	91%	64%
Logistic services	192,235	8%	124,066	9%	55%

Total	$2,348,111	100%	$1,440,235	100%	63%

WIRELESS DEVICES HANDLED :
Distribution	8,649	65%	5,079	66%	70%
Logistic services	4,710	35%	2,665	34%	77%

Total	13,359	100%	7,744	100%	73%

The following table presents the percentage changes in revenue for the year ended December 31, 2008 by service line for our EMEA division compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, foreign currency, and the Dangaard Telecom acquisition.

	2008 Percentage Change in Revenue vs. 2007
			Non-
	Wireless	Average	handset			Dangaard
	devices	Selling	based	Foreign		Telecom
	handled	Price	revenue	Currency	Subtotal	Acquisition	Total

Distribution	(2%)	(19%)	5%	(3%)	(19%)	83%	64%
Logistic services	0%	(8%)	20%	7%	19%	36%	55%
Total	(2%)	(18%)	6%	(2%)	(16%)	79%	63%
The increase in distribution revenue for the year ended December 31, 2008 was due to the July 2007 acquisition of Dangaard Telecom. Excluding the Dangaard Telecom operations, distribution revenue in our Europe division was estimated to have decreased 19% when assuming that revenue from legacy Brightpoint operations in overlapping countries (Germany, Norway, and Sweden) remained constant from the year ended December 31, 2007. The decrease in average selling price was due to a shift in demand to lower priced handsets in Europe compared to the prior year.
The increase in logistic services revenue for the year ended December 31, 2008 was primarily due to the acquisition of Dangaard Telecom. In order to conform to Brightpoint accounting policies and US GAAP, Dangaard Telecom changed its revenue recognition for arrangements where Dangaard Telecom serves as the “agent” in the transaction. The revenue from these arrangements is included in logistic services revenue. Excluding the Dangaard Telecom operations, logistic services revenue in our Europe division increased 19% due to an increase in revenue from the sale of prepaid airtime in Sweden as well as an increase in revenue from non-handset based logistic services agreements from the re-launch of our Middle East based business in which we resumed operations in August 2007.
Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change
		(Amounts in 000s)
Distribution	$174,971	52%	$161,217	62%	9%
Logistic services	158,433	48%	100,657	38%	57%

Gross profit	$333,404	100%	$261,874	100%	27%

Distribution	4.4%		4.3%		0.1 points
Logistic services	37.3%		28.4%		8.9 points
Gross margin	7.5%		6.3%		1.2 points
The 1.2 percentage point increase in gross margin for the year ended December 31, 2008 was driven by both a 0.1 percentage point increase in gross margin from our distribution business and an 8.9 percentage point increase in gross margin from our logistic services business. The increases in gross profit and gross margin from logistic services were driven by incremental logistic services gross profit and gross margin from the Dangaard Telecom operations as well the impact of conforming Dangaard Telecom to Brightpoint accounting policies. In addition, gross margin from logistic services was positively impacted by an improved cost structure resulting from the impact of spending reductions in our North America operations. The increases in distribution gross profit and gross margin were primarily driven by a shift in mix toward higher margin distribution business in Europe resulting from the acquisition of Dangaard Telecom.

Selling General and Administrative (SG&A) Expenses

	Year Ended December 31,
	2008	2007	Change
	(Amounts in 000s)
SG&A expenses	$254,239	$179,484	42%
Percent of revenue	5.7%	4.3%	1.4	points
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
Restructuring Charge
Restructuring charge was $13.4 million for year ended December 31, 2008, compared to $8.7 million in the prior year. The restructuring charge for 2008 consists of $1.8 million in charges in connection with the previously announced sale of certain assets in Colombia, a $1.1 million charge to write-off IT projects that were abandoned after the acquisition of Dangaard Telecom, a $3.6 million charge in connection with consolidating the Brightpoint and Dangaard operations in Germany during the first quarter of 2008, a $3.3 million charge related to the termination of the operating lease for our European headquarters in the fourth quarter of 2008, $1.7 million of charges associated with the closure of our Reno, Nevada distribution facility in the fourth quarter of 2008, $0.6 million of severance costs for other employees of our North America operations in the fourth quarter of 2008, and $1.3 million of other charges in connection with the previously announced realignment of our European operations.

Operating Income (Loss) from Continuing Operations

	Year Ended December 31,
		% of		% of
	2008	Total	2007	Total	Change
		(Amounts in 000s)
Americas	$38,669	NM	$43,709	69%	(12%)
Asia-Pacific	24,992	NM	33,114	52%	(25%)
Europe Middle East and Africa	(309,074)	NM	15,126	24%	(2143%)
Corporate	(33,053)	NM	(28,748)	(45%)	(15%)

Total	$(278,466)	100%	$63,201	100%	(541%)

NM =   Not Meaningful
Operating Income (Loss) as a Percent of Revenue by Division:

	Year Ended December31,
	2008	2007	Change

Americas	4.3%	3.8%	0.5	points
Asia-Pacific	2.1%	2.2%	(0.1	) points
Europe Middle East and Africa	(13.2%)	1.1%	(14.3	) points
Total	(6.3%)	1.5%	(7.8	) points
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
Operating income in our Asia-Pacific division decreased $8.1 million for the year ended December 31, 2008 primarily due to lower profitability from devices sold to customers served by our Singapore business. This decrease was partially offset by higher gross profit from our logistic services business in Australia compared to the prior year.
Operating income in our EMEA division decreased $324.2 million and 14.3 percentage points as a percent of revenue for the year ended December 31, 2008 primarily due to the $325.9 million goodwill impairment charge for the goodwill allocated to the EMEA reporting unit. Excluding the impact of the goodwill impairment charge, operating income for the year ended December 31, 2008 was relatively flat compared to the prior year despite the acquisition of Dangaard Telecom (which was only included in our operating results for the last five months of 2007) primarily due to lower than expected gross profit resulting from impact of selling through aged product at lower margins in an effort to improve overall aging of our inventory as well as overall weakness in the markets in which we operate. Excluding the impact of the goodwill impairment charge, operating income as a percent of revenue decreased 0.4 percentage points for the year ended December 31, 2008 primarily due to an increase in SG&A expenses for the year ended December 31, 2008 associated with the acquisition of Dangaard Telecom.
The increased operating loss from our corporate function for the year ended December 31, 2008 was due to an increase in professional fees and travel primarily due to our expanded global operations.

Interest
The components of interest, net are as follows:

	Year Ended December 31,
	2008	2007	Change
	(Amounts in 000s)
Interest expense	$24,032	$17,793	35%
Interest income	(4,693)	(2,052)	129%

Interest, net	$19,339	$15,741	23%

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
Other Expense

	Year Ended December 31,
	2008	2007	Change
	(Amounts in 000s)
Other income (expense)	$3,478	$848	310%
The increase in other expense was primarily due to foreign currency transaction losses. Other expense for the year ended December 31, 2008 also includes a $0.9 million loss from the sale of shares of Tessco Technologies common stock resulting from a privately negotiated transaction with Tessco Technologies to sell these shares.
Income Tax Expense

	Year Ended December 31,
	2008	2007
	(Amounts in 000s)
Income tax expense	$25,108	$248
Effective tax rate	NM	NM

NM =	Not meaningful
Income tax expense for the year ended December 31, 2008 includes $18 million of charges related to valuation allowances on certain tax assets that are no longer expected to be utilized. Excluding these charges and the goodwill impairment charge, which is not deductible for tax purposes, our effective tax rate was 29% for the year ended December 31, 2008, primarily due to a shift in mix of income between jurisdictions.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our locally branded PC notebook business in Slovakia and our operations in France, Poland and Turkey to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our locally branded PC notebook business in the third quarter of 2008. We exited our Poland and Turkey operations in the first quarter of 2009 and our France operation in the third quarter of 2009. There were no material impairments of tangible or intangible assets related to these discontinued operations.
Details of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Revenue	$229,303	$174,193

Loss from discontinued operations before income taxes	$(16,597)	$851
Income tax expense (benefit)	(651)	218

Loss from discontinued operations	$(15,946)	$633

Gain (loss) on disposal from discontinued operations (1)	584	742

Total discontinued operations, net of income taxes	$(15,362)	$1,375

(1)	Loss on disposal of discontinued operations for the year ended December 31, 2008 includes $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$163,814	$272,806	$(108,992)
Investing activities	(50,362)	(25,511)	(24,851)
Financing activities	(97,975)	(281,013)	183,038
Effect of exchange rate changes on cash and cash equivalents	8,347	(11,216)	19,563

Net increase (decrease) in cash and cash equivalents	$23,824	$(44,934)	$68,758

Net cash provided by operating activities was $163.8 million in 2009, a decrease of $109.0 million compared to prior year primarily due to $125.6 million less cash provided by working capital in 2009 compared to the prior year. Cash provided by working capital was $229.6 million for year ended December 31, 2008. A large customer within our EMEA division experienced IT difficulties at the end of December 2007, resulting in $62.2 million of anticipated payments being delayed into the first quarter of 2008. Had this payment been received in 2007, cash provided by working capital in 2008 would have been $167.4 million.
The decrease in cash provided by working capital compared to the prior year was partially offset by $16.6 million more cash used in operating activities before changes in operating assets and liabilities in 2009 compared to the prior year.
Net cash used for investing activities was $50.4 million for 2009, an increase of $24.9 million compared to prior year primarily due to the purchase of our primary North American distribution facility for $31.0 million plus closing costs and commissions in October 2009. Excluding the impact of the purchase, net cash used for investing activities for the year ended December 31, 2009 was flat compared to the prior year.
Net cash used in financing activities was $98.0 million, a decrease of $183.0 million compared to prior year primarily due to $199.8 million less cash used for repayments of long-term debt compared the prior year. The decrease in cash used for repayments of long-term debt is partially offset by $15.7 million more cash used for repurchases of treasury stock during the year, primarily as part of our Share Repurchase Program.
Cash Conversion Cycle

	Year Ended December 31,
	2009	2008
Days sales outstanding in accounts receivable	29	27
Days inventory on-hand	24	24
Days payable outstanding	(46)	(36)

Cash Conversion Cycle Days	7	15

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
During 2009, the cash conversion cycle decreased to 7 days from 15 days in 2008. Days payable outstanding for the year ended December 31, 2009 increased 10 days from the prior year. The increase in days payable outstanding was primarily due to the timing of payments due to certain vendors compared to the prior year.
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

	Year Ended December 31,
(Dollar amounts in thousands)	2009	2008
Days sales outstanding in accounts receivable:
Continuing operations revenue	$3,185,283	$4,428,745
Value-added taxes invoiced for continuing operations	183,406	260,514

Total continuing operations revenue and value-added taxes	$3,368,689	$4,689,259
Daily sales including value-added taxes	9,357	13,026
Continuing operations ending accounts receivable	$380,586	$467,678
Agency accounts receivable (1)	(112,158)	(114,440)

Accounts receivable excluding agency receivables	$268,428	$353,238
Days sales outstanding in accounts receivable(A)	29	27

Days inventory on-hand:
Continuing operations cost of revenue	$2,909,464	$4,095,341
Indirect product and service costs	(167,031)	(196,172)

Total continuing operations cost of products sold	$2,742,433	$3,899,169
Daily cost of products sold	7,618	10,831
Continuing operations ending inventory	$212,911	$283,275
Agency inventory (1)	(27,090)	(26,726)

Inventory excluding agency inventory	$185,821	$256,549
Days inventory on-hand(B)	24	24

Days payables outstanding in accounts payable:
Daily cost of products sold	$7,618	$10,831
Continuing operations ending accounts payable	$485,579	$515,376
Agency accounts payable (1)	(137,010)	(117,688)

Accounts payable excluding agency payables	$348,569	$397,688
Days payable outstanding(C)	46	36

Cash conversion cycle days (A+B-C)	7	15

(1)	Agency accounts receivable, inventory and accounts payable represent amounts on our balance sheet that include the full value of the product for which the revenue associated with these transactions is recorded under the net method (excluding the value of the product sold).
Borrowings
The table below summarizes borrowing capacity that was available to us as of December 31, 2009 (in thousands):

			Letters of
	Gross		Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Term Loans	$97,017	$97,017	$—	$—
Global Credit Facility	300,000	—	797	299,203
Other	46,500	—	38	46,462

Total	$443,517	$97,017	$835	$345,665

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

	December 31,
	2009	2008	% Change
	(Amounts in 000s)
Unrestricted cash	$80,536	$56,632	42%
Unused borrowing availability	345,665	344,609	0%

Liquidity	$426,201	$401,241	6%

At December 31, 2009 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense.

	Global Credit Facility	Company ratio at
Ratio	covenant	December 31, 2009
Maximum leverage ratio	Not to exceed 3.0:1.0	1.0:1.0

Minimum interest coverage ratio	Not below 4.0:1.0	12.4:1.0
We believe that we will continue to be in compliance with our debt covenants for the next 12 months.
Capital expenditures were $49.2 million, $21.6 million and $20.2 million for 2009, 2008 and 2007. Capital expenditures for 2009 include the purchase of our primary North American distribution facility for $31.0 million plus closing costs and commissions in October 2009. The remaining capital expenditures for 2009 and for 2008 and 2007 were primarily related to investments in our information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities.
Expenditures for capital resources historically have been composed of information systems, leasehold improvements and warehouse equipment. We expect this pattern to continue in future periods. We expect our level of capital expenditures to be affected by our geographic expansion activity, the anticipated implementation of a new transportation and warehouse management system throughout Europe and the implementation of our Centers of Excellence and related consolidation of existing facilities in EMEA.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have an agreement with an unrelated third-party for the factoring of specific accounts receivable in Spain in order to reduce the amount of working capital required to fund such receivables. Our Credit Agreement permits the factoring of up to $250 million of receivables in our operations outside of the U.S. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.

Net funds received reduced accounts receivable outstanding while increasing cash. We are the collection agent on behalf of the third parties for these arrangements and have no significant retained interests or servicing liabilities related to the accounts receivable that we have sold.
At December 31, 2009, we had sold $5.0 million of accounts receivable under this factoring arrangement in Spain, which represents the face amount of total outstanding receivables at that date. Fees paid under these programs were $0.8 million for the year ended December 31, 2009.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, the factoring agreement for our Germany operation terminated in July 2009. At December 31, 2008 we had sold $50.6 million of accounts receivable under this agreement. We successfully renegotiated shorter payment terms with the customer for which the accounts receivable were previously factored under this agreement.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2009.

	Payments due by Period
		Less than	1 to 3	3 to 5
	Total	1 Year	Years	Years	Thereafter
	(Amounts in 000s)
Operating leases	$44,201	$12,180	$16,821	$8,875	6,325
Total borrowings	97,017	—	97,017	—	—
Interest on third party debt and lines of credit (1)	7,271	3,794	3,477	—	—
Purchase obligations(2)	—	—	—	—	—
Pension obligation	4,168	—	246	245	3,677
Letters of credit	3,610	3,610	—	—	—

Total	$156,267	$19,584	$117,561	$9,120	$10,002

(1)	Interest on third party debt is calculated based on the interest rate as of December 31, 2009 and repayments of outstanding debt in accordance with our credit agreement. Interest does not include the effects of any prepayments of borrowings permitted under the credit agreement. Prepayments could significantly decrease interest obligations in future years.

(2)	Purchase obligations exclude agreements that are cancelable without penalty.
In addition to the amounts shown in the table above, $1.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.
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
Deferred Taxes and Effective Tax Rates
We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with ASC 740. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more or less taxes than originally recorded. We utilize internal and external skilled resources in the various tax jurisdictions to evaluate our position and to assist in our calculation of tax expense and related liabilities.
For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim period’s effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at the expected realizable value. At December 31, 2009, total deferred tax assets were $53.1 million, net of $22.5 million of valuation allowances.
Goodwill and Long-lived Asset Impairment
We assess goodwill for impairment annually, or more frequently if indicators of impairment are present. We perform our annual impairment analysis during the fourth quarter. In our impairment analysis we estimate the fair value of an enterprise based on the present value of anticipated future cash flows. Based on the impairment analysis for the Americas and Asia-Pacific reporting units in the fourth quarter of 2009, we determined that there was no impairment of the goodwill allocated to those reporting units. A 10% change in the anticipated future cash flows for either reporting unit would not have resulted in any impairment.
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
We continue to evaluate lower profitability programs that do not currently meet our requirements for returns on invested capital. Exiting these programs might result in future impairment charges for the related long-lived assets.

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

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2009	23%	24%	26%	27%
2008	24%	25%	25%	26%
2007	23%	23%	25%	29%
The industry data above is based on Company and industry analyst estimates.
The seasonal patterns for wireless devices handled by us have been as follows:

Year	1st Quarter	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (1)

2009	22%	23%	26%	29%
2008	26%	24%	24%	26%
2007	18%	24%	26%	32%

(1)	Our calculation of seasonality for the year ended December 31, 2007 has not been adjusted to include pro-forma results of operations for the U.S. operations and the Miami-based Latin America business of CellStar Corporation and pro-forma results of operations for Dangaard Telecom.
FORWARD LOOKING AND CAUTIONARY STATEMENTS
Certain information in this Form 10-K may contain forward-looking statements regarding future events or the future performance of the Company. These risk factors include, without limitation, uncertainties relating to customer plans and commitments, including, without limitation, (i) the loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows; (ii) we buy a significant amount of our products from a limited number of suppliers, and they may not provide us with competitive products at reasonable prices when we need them in the future; (iii) our business could be harmed by consolidation of mobile operators; (iv) the current economic downturn could cause a severe disruption in our operations; (v) fluctuations in regional demand patterns and economic factors could harm our operations; (vi) our debt facilities could prevent us from borrowing additional funds, if needed; (vii) collections of our accounts receivable; (viii) our reliance on suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases; (ix) a significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks; (x) the impact that seasonality may have on our business and results; (xi) we make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions; (xii) our future operating results will depend on our ability to maintain volumes and margins; (xiii) our ability to expand and implement our future growth strategy, including acquisitions; (xiv) uncertainty regarding whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xv) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures; our ability to retain existing logistic services customers at acceptable returns upon expiration of existing agreements; (xvi) rapid technological changes in the wireless industry could render our services or the products we handle obsolete or less marketable; (xvii) effect of natural disasters, epidemics, hostilities or terrorist attacks on our operations; (xviii) intense industry competition; (xix) our ability to manage and sustain future growth at our historical or current rates; (xx) our ability to continue to enter into relationships and financing that may provide us with minimal returns or losses on our investments; (xxi) our implementation of European Centers of Excellence may not be successful; (xxii) our ability to attract and retain qualified management and other personnel, the cost of complying with labor agreements and high rate of personnel turnover; (xxiii) protecting our proprietary information; (xxiv) our dependence on our computer and communications systems; (xxvi) uncertainty regarding future volatility in our Common Stock price; (xxvii) potential dilution to existing shareholders from the issuance of securities under our long-term incentive plans (xxviii) the existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. The words “believe,” “expect,” “anticipate,” “estimate” “intend,” “likely”, “will”, “should” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date that such statement was made. We undertake no obligation to update any forward-looking statement.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash investments primarily in AAA rated money market mutual funds and overnight repurchase agreements, which have minimal credit risk. We use high credit-quality financial institutions when purchasing forward currency contracts in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral to secure accounts receivable. In many circumstances, we have obtained credit insurance to mitigate our credit risk.
Exchange Rate Risk Management
A substantial portion of our revenue and expenses are transacted in markets worldwide and may be denominated in currencies other than the U.S. dollar. Accordingly, our future results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures.
Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through the purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would not have had a material impact on our results of operations for 2009 or 2008. At December 31, 2009, we had no cash flow or net investment hedges open. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.
Interest Rate Risk Management
We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include short-term marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. To mitigate interest rate risks, we utilize interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates.
We are exposed to interest rate risk associated with our borrowing arrangements. Our risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. We use interest rate swaps to manage interest rate exposure. At December 31, 2009, swaps with a total notional amount of $50 million were outstanding. These swaps have maturity dates ranging from 2010-2012. These derivative instruments are designated as hedges under ASC 815, Derivatives & Hedging. Changes in market value, when effective, are recorded in “Accumulated other comprehensive income” in our Consolidated Balance Sheet. Amounts are recorded to interest expense as settled. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. The fair value liability associated with those swaps was $3.4 million at December 31, 2009.

Item 8. Financial Statements and Supplementary Data.

Brightpoint, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2009	2008	2007
Revenue
Distribution revenue	$2,827,501	$4,004,398	$3,771,699
Logistic services revenue	357,782	424,347	354,384

Total revenue	3,185,283	4,428,745	4,126,083

Cost of revenue
Cost of distribution revenue	2,709,394	3,829,427	3,610,482
Cost of logistic services revenue	200,070	265,914	253,727

Total cost of revenue	2,909,464	4,095,341	3,864,209

Gross profit	275,819	333,404	261,874

Selling, general and administrative expenses	212,741	254,239	179,484
Impairment of long-lived assets	1,452	—	—
Amortization expense	15,862	18,246	10,528
Goodwill impairment charge	—	325,947	—
Restructuring charge	13,461	13,438	8,661

Operating income (loss) from continuing operations	32,303	(278,466)	63,201

Interest, net	9,183	19,339	15,741
Other expense	545	3,478	848
Gain on indemnification settlement	(7,700)	—	—

Income (loss) from continuing operations before income taxes	30,275	(301,283)	46,612

Income tax expense (benefit)	(4,780)	25,108	248

Income (loss) from continuing operations	35,055	(326,391)	46,364

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(7,977)	(15,946)	633
Gain (loss) on disposal of discontinued operations	(522)	584	742

Total discontinued operations, net of income taxes	(8,499)	(15,362)	1,375

Net income (loss)	26,556	(341,753)	47,739

Net income (loss)attributable to noncontrolling interest	—	(361)	(346)

Net income(loss) attributable to common shareholders	$26,556	$(342,114)	$47,393

Earnings (loss) per share attributable to common shareholders — basic:
Income (loss)from continuing operations	$0.44	$(4.17)	$0.76
Discontinued operations, net of income taxes	(0.11)	(0.20)	0.02

Net income(loss)	$0.33	$(4.37)	$0.78

Earnings (loss) per share attributable to common shareholders — diluted:
Income (loss) from continuing operations	$0.43	$(4.17)	$0.73
Discontinued operations, net of income taxes	(0.10)	(0.20)	0.02

Net income(loss)	$0.33	$(4.37)	$0.75

Weighted average common shares outstanding:
Basic	80,422	78,202	61,174

Diluted	81,247	78,202	63,571

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$81,050	$57,226
Accounts receivable (less allowance for doubtful accounts of $12,205 in 2009 and $11,217 in 2008)	382,973	499,541
Inventories	212,909	290,243
Other current assets	76,656	61,392

Total current assets	753,588	908,402

Property and equipment, net	82,328	56,463
Goodwill	51,877	51,439
Other intangibles, net	98,136	107,286
Other assets	28,062	22,770

Total assets	$1,013,991	$1,146,360

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities:
Accounts payable	$486,584	$534,906
Accrued expenses	118,552	137,957
Lines of credit and other short-term borrowings	—	798

Total current liabilities	605,136	673,661

Long-term liabilities:
Lines of credit, long-term	—	1,501
Long-term debt	97,017	174,106
Other long-term liabilities	34,911	46,528

Total long-term liabilities	131,928	222,135

Total liabilities	737,064	895,796

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 89,293 issued in 2009 and 88,730 issued in 2008	893	887
Additional paid-in-capital	631,027	625,415
Treasury stock, at cost, 10,309 shares in 2009 and 7,063 shares in 2008	(84,639)	(59,983)
Retained deficit	(286,092)	(312,647)
Accumulated other comprehensive income (loss)	15,738	(3,108)

Total shareholders’ equity	276,927	250,564

Total liabilities and shareholders’ equity	$1,013,991	$1,146,360

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Operating activities
Net income (loss)	$26,556	$(341,753)	$47,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,171	36,734	24,747
Impairment of long-lived assets	1,452	—	—
Non-cash compensation	6,484	6,557	6,104
Restructuring charge	15,523	13,904	8,661
Goodwill impairment charge	—	325,947	—
Gain on indemnification settlement	(7,700)	—	—
Change in deferred taxes	(18,773)	1,874	(25,624)
Other non-cash	1,096	(54)	6,460

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	152,024	200,042	(123,195)
Inventories	90,172	161,573	160,596
Other operating assets	(1,343)	(9,929)	(7,156)
Accounts payable and accrued expenses	(136,848)	(122,089)	(24,654)

Net cash provided by operating activities	163,814	272,806	73,678

Investing activities
Capital expenditures	(49,178)	(21,642)	(20,247)
Acquisitions, net of cash acquired	—	(5,877)	(68,902)
Decrease (increase) in other assets	(1,184)	2,008	(9,885)

Net cash used in investing activities	(50,362)	(25,511)	(99,034)

Financing Activities
Repayments on lines of credit	(1,578)	(205,894)	168,493
Repayments on debt assumed from Dangaard Telecom	—	—	(348,736)
Proceeds from Global Term Loans	—	—	250,000
Repayments on Global Term Loans	(78,159)	(73,616)	(4,726)
Deferred financing costs paid	(392)	(330)	(4,597)
Purchase of treasury stock	(16,955)	(1,288)	(400)
Excess (deficient) tax benefit from equity based compensation	(1,116)	76	1,602
Proceeds from common stock issuances under employee stock option plans	225	39	4,129

Net cash provided by (used in) financing activities	(97,975)	(281,013)	65,765

Effect of exchange rate changes on cash and cash equivalents	8,347	(11,216)	7,420

Net increase(decrease) in cash and cash equivalents	23,824	(44,934)	47,829
Cash and cash equivalents at beginning of period	57,226	102,160	54,331

Cash and cash equivalents at end of period	$81,050	$57,226	$102,160

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Shareholders’ Equity

	Year ended December 31,
(Amounts in thousands)	2009		2008		2007
Common stock:
Balance at beginning of year	$887		$884		$575

Issued in connection with employee stock plans and related income tax benefit	6		3		9

Issued for purchase of Dangaard Telecom	—		—		300

Balance at end of year	893		887		884

Additional paid-in capital:
Balance at beginning of year	625,415		584,806		266,756
Issued in connection with employee stock plans and related income tax benefit	5,612		6,859		14,600
Issued for purchase of Dangaard Telecom	—		33,750		303,450

Balance at end of year	631,027		625,415		584,806

Retained earnings (deficit):
Balance at beginning of year	(312,647)		29,467		(17,917)
Net income (loss) attributable to common shareholders	26,556	$26,556	(342,114)	$(342,114)	47,393	$47,393
Adjustment to adopt FASB Interpretation 48, net of tax	—		—		(9)

Balance at end of year	(286,092)		(312,647)		29,467

Noncontrolling interest
Balance at beginning of year	—		817		—
Noncontrolling interest acquired in purchase of Dangaard Telecom	—		—		427
Net income attributable to noncontrolling interest	—	—	361	361	346	346

Currency translation of foreign investments	—		—		44
Acquisition of noncontrolling interest	—		(1,178)		—

Balance at end of year	—		—		817

Accumulated other comprehensive income (loss):
Balance at beginning of year	(3,108)		44,303		3,710
Currency translation of foreign investments		18,293		(44,901)		41,001
Unrealized gain on marketable securities classified as available for sale, net of tax:
Net gain (loss) arising during the period		—		(2,087)		1,159
Reclassification adjustment for losses included in net income		—		928
Unrealized gain (loss) on derivative instruments, net of tax:
Net gain (loss) arising during the period		818		(1,219)		(1,598)
Reclassification adjustment for losses included in net income		(65)		—		—
Pension benefit obligation		(200)		(132)		31

Other comprehensive income (loss)	18,846	18,846	(47,411)	(47,411)	40,593	40,593

Total Comprehensive income (loss)		$45,402		$(389,164)		$88,332

Balance at end of year	15,738		(3,108)		44,303

Treasury stock:
Balance at beginning of year	(59,983)		(58,695)		(58,295)
Purchase of treasury stock	(24,656)		(1,288)		(400)

Balance at end of year	(84,639)		(59,983)		(58,695)

Total shareholders’ equity	$276,927		$250,564		$601,583

See accompanying notes

1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Brightpoint, Inc. (the Company) provides supply chain solutions to leading stakeholders in the global wireless technology industry. The Company provides customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. The Company’s customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. The Company provides value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, Finland, Germany, Guatemala, El Salvador, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, and the United States.
The Company is incorporated under the laws of the State of Indiana.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation. During 2008 the Company acquired the remaining 24% non-controlling interest of the Moobi Norway A/S subsidiary for approximately $2.9 million.
The Company has evaluated subsequent events through February 26, 2010, which is the date these financial statements were issued.
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
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 605-10-S99 (formerly SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The amount of revenue is determined based on either the gross method or the net method. The amount under the gross method includes the value of the product sold while the amount under the net method does not include the value of the product sold.
For distribution revenue, which is recorded using the gross method, the criteria of FASB ASC 605-10-S99 are generally met upon shipment to customers, including title transfer; and therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery; and therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance with the provisions of FASB ASC 605-10-S99. Sales are recorded net of discounts, rebates, returns and allowances. The Company does not have any material post-shipment obligations (e.g. customer acceptance) or other arrangements.

For logistic services revenue, the criteria of FASB ASC 605-10-S99 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. In general, logistic services are fee-based services. The Company has certain arrangements for which it records receivables, inventory and payables based on the gross amount of the transactions; however, the Company records revenue for these logistic services at the amount of net margin because it is acting as an agent for mobile operators as defined by FASB ASC 605-45 (formerly Emerging Issues Task Force (EITF) Issue No. 99-19), Reporting Revenue Gross as a Principal versus Net as an Agent).
The Company also records revenue from the sale of prepaid airtime within logistic services. In the fourth quarter of 2009, the Company began recognizing revenue for the sales of certain prepaid airtime using the net method as general inventory risk has been mitigated. Prior to the fourth quarter of 2009, the Company recognized revenue for the sales of prepaid airtime under these agreements using the gross method (based on the full sales price of the airtime to its customers). If these prepaid airtime transactions were recorded using the net method, logistic services revenue would have been lower by $61.3 million, $102.0 million and $90.2 million for 2009, 2008 and 2007.
In other logistic services arrangements, the Company performs certain services on behalf of its independent dealer/agents as the independent dealer/agents acquire subscribers on behalf of mobile operators. The Company receives a fee from the mobile operator for these services. In the event activation occurs through an independent dealer/agent, a portion of the fee is passed on to the dealer/agent. These arrangements may contain provisions for residual commissions based on subscriber usage. These agreements may also provide for the reduction or elimination of commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation services upon activation of the subscriber’s service and residual commissions when earned. An allowance is established for estimated wireless service deactivations as a reduction of accounts receivable and revenues. In circumstances where the Company is acting as an agent for mobile operators as defined by FASB ASC 605-45, the Company recognizes the revenue using the net method. Performance penalty clauses may be included in certain contracts whereby the Company provides logistic services. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.
Gross Profit
The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs and other costs such as freight, labor and rent expense.
Vendor Programs
The Company has three major types of incentive arrangements with various suppliers: price protection, volume incentive rebates, and marketing, training and promotional funds. The Company follows FASB ASC 605-50 (formerly EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and formerly EITF 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers), in accounting for vendor programs. To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier.
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

structure for increasing volumes, the rate of the rebate accrual is determined based on the actual volumes purchased plus reasonable, predictable estimates of future volumes within the incentive period. In the event the future volumes are not reasonably estimable, the Company records the incentive at the conclusion of the rebate period or at the point in time when the volumes are reasonably estimable. Upon expiration of the rebate period an adjustment is recognized through inventory or cost of sales for devices already sold if there is any variance between estimated rebate receivable and actual rebate earned. To the extent that the Company passes-through rebates to its customers, the amount is recognized as a liability in the period that it is probable and reasonably estimable

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
Concentrations of Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to mobile operators, agents, resellers, dealers and retailers in the global wireless industry and are dispersed throughout the world, including Africa, North America, Latin America, Asia, the Middle East, the Pacific Rim and Europe. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. However, consistent with industry practice, the Company does not generally require collateral from its customers to secure trade accounts receivable.
No customer accounted for 10% or more of the Company’s revenue in 2009 or 2008. In 2007, Generation Next Group (formerly Computech), a customer of the Company’s Singapore operations accounted for approximately 10% of the Company’s total revenue and 29% of the Asia-Pacific division’s revenue. The loss or a significant reduction in business activities by the Company’s customers could have a material adverse affect on the Company’s revenue and results of operations.
The Company is primarily dependent upon wireless equipment manufacturers for its supply of wireless voice and data equipment. Nokia products represented approximately 20%, 26% and 30% of total units handled in 2009, 2008 and 2007. Motorola products represented 19%, 21%, 29% of total units handled in 2009, 2008 and 2007. Samsung products represented approximately 16% and 15% of total units handled in 2009 and 2008 and less than 10% in 2007. Kyocera products represented approximately 11% of total units handled in 2009. For its distribution business, the Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of its subsidiaries in support of their vendor credit facilities. The payment terms received from the Company’s suppliers is dependent on several factors, including, but not limited to, the Company’s payment history with the supplier, the supplier’s credit granting policies, contractual provisions, the Company’s overall credit rating as determined by various credit rating agencies, the Company’s recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company’s control, could have a material adverse effect on the Company’s operations. The Company believes that its relationships with its suppliers are satisfactory; however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.

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
Inventories
Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. In-bound freight expense is capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing, price protection or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market. The Company had no individually significant inventory valuation adjustments during year ended December 31, 2009. During the year ended December 31, 2008, the Company had $8.8 million of inventory valuation adjustments related to its locally branded PC notebook business in Slovakia. The Company has abandoned that business, and the results of operations for this business have been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles as further discussed in footnote 5.
Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The volume and impact to the Consolidated Balance Sheets and Statements of Operations of these contracts is immaterial. The Company holds the following types of derivatives at December 31, 2009 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swap	Cash flows of interest payments on variable rate debt
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At December 31, 2009, a hedging relationship exists related to $50.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from January 1, 2010 through January 31, 2012. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. There was an immaterial loss due to the ineffective portion of the interest rate swaps included in the results of operations for the year ended December 31, 2009. The ineffective portion of the interest rate swaps relates to prepayments on the Company’s variable rate debt in the second quarter of 2009. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was approximately $0.8 million for the year ended December 31, 2009. Approximately $0.4 million of unrealized losses are expected to be reclassified into earnings during the year ended December 31, 2010.
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $3.4 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Fair Value of Financial Instruments
The carrying amounts at December 31, 2009 and 2008, of cash and cash equivalents, pledged cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at December 31, 2009 and 2008 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at	Quoted prices in	Significant other observable
	December 31,	active markets	inputs
	2009	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$499	$—	$499

Financial instruments classified as liabilities
Interest rate swaps	$3,417	$—	$3,417
Forward foreign currency contracts	469	—	469

	Balance at	Quoted prices in	Significant other observable
	December 31,	active markets	inputs
	2008	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$63	$—	$63

Financial instruments classified as liabilities
Interest rate swaps	$4,657	$—	$4,657
Forward foreign currency contracts	1,051	—	1,051
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
Long-Lived Tangible and Finite-Lived Intangible Assets

The Company follows the principles of FASB ASC 360 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2009 and 2008, the finite-lived intangible assets total $98.1 million and $107.3 million, net of accumulated amortization of $44.6 million and $27.8 million and are currently being amortized over three to thirteen years. Fluctuations in foreign currencies increased intangible assets by approximately $7.3 million in 2009 compared to 2008. The following sets forth amortization expense for finite-lived intangible assets the Company expects to recognize over the next five years (in thousands):

2010	15,692
2011	14,809
2012	11,955
2013	9,916
2014	8,297
In the third quarter of 2009, the Company lost a significant product distribution customer within its Latin America operation. As a result, the Company evaluated the long-lived assets of the Latin America operations for recoverability. The Company determined that the finite lived intangible asset acquired in conjunction with the acquisition of certain assets of CellStar was impaired. Accordingly, the Company recognized a $1.5 million impairment charge, which represented the carrying value of the asset. The impairment will not result in any current or future cash expenditures. For the years ended December 31, 2008 and 2007, the Company incurred no impairment charges for long-lived tangible and finite-lived intangible assets.
Goodwill
The Company follows the principles of FASB ASC 350-20 (formerly SFAS 142, Goodwill and Other Intangible Assets). Goodwill is not amortized but rather tested annually for impairment. The Company’s reporting units are its three geographic segments, the Americas, EMEA, and Asia-Pacific.
In the fourth quarter of 2009 and 2007, the Company performed the required annual impairment test on its goodwill and incurred no impairment charges. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of the Company’s annual goodwill impairment test was that the carrying amount of the net assets allocated to the Europe, Middle East, and Africa (EMEA) reporting unit exceeded the fair market value. The Company calculated fair value for the EMEA reporting unit based on the market price of similar groups of net assets and the expected investment returns on the group of net assets. The entire amount of goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The goodwill allocated to the EMEA reporting unit was primarily related to the acquisition of Dangaard Telecom in July 2007. The impairment charge resulted from factors impacted by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which the Company operates.

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2009 and 2008 are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total

Balance at December 31, 2007	$49,133	$298,538	$1,975	$349,646
Goodwill from acquisitions	765	44,219	—	44,984
Goodwill impairment charge	—	(325,947)	—	(325,947)
Effects of foreign currency fluctuation	—	(16,810)	(434)	(17,244)

Balance at December 31, 2008	49,898	—	1,541	51,439

Balance at December 31, 2008	49,898	—	1,541	51,439
Effects of foreign currency fluctuation	—	—	438	438

Balance at December 31, 2009	$49,898	$—	$1,979	$51,877

Foreign Currency Translation
The functional currency for most of the Company’s foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the period, and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as a component of “Other (income) expenses.” Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity.
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

	Year December 31,
	2009	2008	2007

Income (loss) from continuing operations attributable to common shareholders	$35,055	$(326,752)	$46,018
Discontinued operations, net of income taxes	(8,499)	(15,362)	1,375

Net income (loss) attributable to common shareholders	$26,556	$(342,114)	$47,393

Earnings (loss) per share — basic:
Income (loss) from continuing operations attributable to common shareholders	$0.44	$(4.17)	$0.76
Discontinued operations, net of income taxes	(0.11)	(0.20)	0.02

Net income (loss) attributable to common shareholders	$0.33	$(4.37)	$0.78

Earnings (loss) per share — diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.43	$(4.17)	$0.73
Discontinued operations, net of income taxes	(0.10)	(0.20)	0.02

Net income (loss) attributable to common shareholders	$0.33	$(4.37)	$0.75

Weighted average shares outstanding for basic earnings per share	80,422	78,202	61,174
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	825	—	2,397

Weighted average shares outstanding for diluted earnings per share	81,247	78,202	63,571

At December 31, 2009, 2008 and 2007, approximately 0.6 million, 4.1 million and 0.2 million stock options and restricted stock units were excluded from the computation of dilutive earnings per share because the effect of including these shares would have been anti-dilutive to diluted earnings per share.
Recently Issued Accounting Pronouncements
In May 2009, the FASB issued SFAS 165, Subsequent Events, codified in Accounting Standards Codification (ASC) 855, to provide authoritative accounting literature for subsequent events which was previously addressed only in auditing literature. SFAS 165 addresses events that occur after the balance sheet date but before the issuance of the financial statements. It distinguishes between subsequent events that should be recognized in the financial statements and those that should not. Also, it requires disclosure of the date through which subsequent events were evaluated and disclosures for certain non-recognized events. The provisions of SFAS 165 were effective for the Company on June 30, 2009. The adoption of SFAS 165 did not have a material effect on its financial statements.
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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51. SFAS 160 updates ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The provisions of SFAS 160 were effective for the Company on January 1, 2009 and have been applied retrospectively. The adoption of SFAS 160 did not have a material impact on its financial statements.

Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, France, Germany, Guatemala, India, Italy, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe, the Middle East, and Africa (EMEA). The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes. A summary of the Company’s operations by segment is presented below (in thousands) for 2009, 2008 and 2007:

				Corporate
			Europe	and
			Middle East	Reconciling
	Americas	Asia-Pacific	and Africa	Items	Total

2009:
Distribution revenue	$448,086	$834,906	$1,544,509	$—	$2,827,501
Logistic services revenue	192,276	33,631	131,875	—	357,782

Total revenue from external customers	$640,362	$868,537	$1,676,384	$—	$3,185,283

Income (loss) from continuing operations before income taxes	$51,200	$24,001	$(16,231)	$(28,695)	$30,275
Depreciation and amortization	11,650	1,956	20,413	2,604	36,623
Capital expenditures	38,331	3,218	5,767	1,862	49,178
Total segment assets	244,103	199,357	546,748	23,783	1,013,991

2008:
Distribution revenue	$705,229	$1,143,293	$2,155,876	$—	$4,004,398
Logistic services revenue	184,188	47,924	192,235	—	424,347

Total revenue from external customers	$889,417	$1,191,217	$2,348,111	$—	$4,428,745

Income (loss) from continuing operations before income taxes	$34,571	$30,203	$(337,961)	$(28,096)	$(301,283)
Depreciation and amortization	9,950	2,143	22,532	2,109	36,734
Goodwill impairment charge	—	—	325,947	—	325,947
Capital expenditures	4,476	1,778	10,155	5,233	21,642
Total segment assets	244,922	198,779	690,882	11,777	1,146,360

2007:
Distribution revenue	$960,405	$1,495,125	$1,316,169	$—	$3,771,699
Logistic services revenue	195,028	35,290	124,066	—	354,384

Total revenue from external customers	$1,155,433	$1,530,415	$1,440,235	$—	$4,126,083

Income (loss) from continuing operations before income taxes	$37,936	$32,095	$3,391	$(26,810)	$46,612
Depreciation and amortization	10,236	2,524	10,878	1,109	24,747
Capital expenditures	10,937	2,006	5,757	1,547	20,247
Total segment assets	354,910	218,953	1,339,679	58,819	1,972,361

Information about Geographic Areas:

	2009	2008	2007
|	| | | |
		Total Revenue (1)
|	| | | |
Americas
United States	$589,564	$829,280	$1,114,040
Other (2)	50,798	60,137	41,393

Total Americas	$640,362	$889,417	$1,155,433

Asia-Pacific
Singapore	571,676	732,647	939,450
Other (2)	296,861	458,570	590,965

Total Asia-Pacific	$868,537	$1,191,217	$1,530,415

Europe, Middle East and Africa
Germany	305,756	453,623	298,375
Other (2)	1,370,628	1,894,488	1,141,860

Total Europe, Middle East and Africa	$1,676,384	$2,348,111	$1,440,235

Total	$3,185,283	$4,428,745	$4,126,083

(1)	Revenues are attributable to country based on selling location.

(2)	“Other” represents geographic areas that are individually less than 10% of the total revenue for all operating segments.

	2009	2008

	Long-Lived Assets (1)
United States	$57,632	$34,765
Other	24,696	21,698

	$82,328	$56,463

(1)	Consists of property and equipment, net of accumulated depreciation.
2. Stock Based Compensation
The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.
Amended 2004 Long-Term Incentive Plan
During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 2.0 million shares of common stock in the aggregate. In 2009, the Company’s shareholders voted to amend the LTI Plan to increase the shares eligible for issuance by 7.0 million shares. There are 13.2 million common shares reserved for issuance under the LTI Plan, of which approximately 11.1 million and 4.6 million were authorized but unissued at December 31, 2009 and 2008. Under this LTI Plan, 8.9 million shares remained available for grant as of December 31, 2009.
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
Stock Options
The exercise price of stock options granted under the LTI Plan may not be less than the fair market value of a share of common stock on the date of the grant. Options generally become exercisable in periods ranging from one to three years after the date of the grant. The Company did not grant stock options under its equity compensation plans during 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Options	Price	Life	December 31

Outstanding at January 1	477,264	$7.73
Granted	—	—
Exercised	(31,314)	7.19
Forfeited	(9,750)	10.74
Expired	(87,151)	7.23

Outstanding at December 31	349,049	$7.82	0.42	$106,186

Exercisable at December 31	297,434	$7.15	0.16	$106,186
The following table summarizes information about the fixed price stock options outstanding at December 31, 2009:

				Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Outstanding at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2009	Life	Price	2009	Price

$6.78 — $7.07	184,804	0.13 years	$6.78	184,804	$6.78
$7.08 — $13.43	164,245	0.74 years	8.99	112,630	7.75
	349,049		$7.82	297,434	$7.15
Restricted Stock Units
During 2009, the Company granted 1,382,273 shares of restricted stock units with a weighted average grant date fair value of $4.85 per share:

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value as of
	Units	Price	Life	December 31

Outstanding at January 1	1,349,804	$—
Granted	1,382,273	—
Released	(491,360)	—
Forfeited	(327,445)	—

Outstanding at December 31	1,913,272	$—	1.2	$14,062,549

Restricted Stock Awards
During 2009, the Company granted 39,816 restricted stock awards with a weighted average grant date fair value of $5.94 per share:

		Weighted	Weighted
		Average	Average
	Restricted	Grant	Remaining
	Stock	Date	Contractual
	Awards	Fair Value	Life

Outstanding at January 1	747,007	$9.70
Granted	39,816	5.94
Released	(30,007)	18.62
Forfeited	—	—

Outstanding at December 31	756,816	$9.15	3.3
The weighted average fair value of restricted stock units granted during 2008 and 2007 was $10.89 and $10.99 per share. The Company did not grant any restricted stock awards during 2008. The weighted average fair value of restricted stock awards granted during 2007 was $13.73 per share.
The Company typically grants performance based equity awards during the first quarter of the fiscal year. A portion of the restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture typically vest in three equal annual installments beginning with the first anniversary of the grant.
The total intrinsic value of options exercised and restricted stock released (vested) during 2009, 2008 and 2007 was $3.0 million, $6.6 million and $7.5 million. As of December 31, 2009, total compensation cost related to non-vested awards not yet recognized was $10.6 million of which approximately one-third will be recognized in each of the next three fiscal years. In addition, the Company will recognize compensation expense for any new awards granted subsequent to December 31, 2009.
3. Income Tax Expense
For financial reporting purposes, income from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Year ended December 31,
	2009	2008	2007

United States	$23,147	$(3,349)	$11,944
Foreign	7,128	(297,934)	34,668

	$30,275	$(301,283)	$46,612

The reconciliation for 2009, 2008 and 2007 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2009	2008	2007

Tax at U.S. Federal statutory rate	35.0%	34.0%	35.0%
State and local income taxes, net of U.S. Federal benefit	1.5	(0.2)	1.8
Net benefit of tax on foreign operations	(6.4)	(37.3)	(9.1)
Release of valuation allowance	(35.9)	(3.5)	(29.4)
Other (1)	(10.0)	(1.3)	2.5

Effective income tax rate	(15.8%)	(8.3%)	0.8%

(1)	Other is primarily comprised of the impact of permanent differences between income before income tax and taxable income.
Income tax benefit for the year ended December 31, 2009 includes a $10.9 million benefit for the reversal of a valuation allowance on certain foreign tax credit carryforwards in addition to a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained.
Income tax benefit for the year ended December 31, 2009 is partially offset by $7.2 million in charges related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer more likely than not to be utilized.
Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007

Current:
Federal	$3,022	$166	$5,692
State	240	330	1,643
Foreign	11,388	23,055	16,284

	$14,650	$23,551	$23,619

Deferred:
Federal	(7,418)	13,472	(14,664)
State	(1,175)	173	(315)
Foreign	(10,837)	(12,088)	(8,392)

	(19,430)	1,557	(23,371)

	$(4,780)	$25,108	$248

During 2009, 2008 and 2007 there was an income tax expense (benefit) recorded in discontinued operations of $0.1 million, ($0.7) million, and $0.2 million.

Components of the Company’s net deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2009	2008

Deferred tax assets:
Current:
Allowance for doubtful accounts	$2,061	$1,440
Accrued liabilities and other	16,660	6,882
Unrealized losses in Other Comprehensive Income	—	2,210
Net operating losses and other carryforwards	4,370	3,231
Valuation allowance	(2,018)	—
Noncurrent:
Depreciation and other long-term assets	11,424	2,302
Unrealized losses in Other Comprehensive Income	1,681	—
Net operating losses and other carryforwards	41,470	37,627
Valuation allowance	(22,530)	(26,142)

Total deferred tax assets	53,118	27,550
Deferred tax liabilities:
Current:
Other current liabilities	(1,461)	(127)
Noncurrent:
Depreciation	(11,830)	(2,221)
Intangibles and long-term liabilities	(18,731)	(22,063)

Total deferred tax liabilities	(32,022)	(24,411)

Net deferred assets	$21,096	$3,139

Income tax payments for continuing operations were $14.2 million, $25.7 million and $14.7 million in 2009, 2008 and 2007 respectively.
At December 31, 2009, the Company had foreign net operating loss carryforwards of approximately $169.5 million, of which approximately $41.3 million expire between 2009 and 2024 and $128.2 million have no expiration date. The Company also has U.S. foreign tax credits of $8.0 million of which $5.4 million expire during 2012 and $2.6 million expire between 2013 and 2019. The Company determined that a portion of the deferred tax asset related to net operating loss carryforwards is not likely to be realized, and a valuation allowance has been established against that asset to record it at its expected realizable value. United States income taxes have not been provided on accumulated but undistributed earnings of its non-U.S. subsidiaries as these earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities of its hypothetical calculation.
The Company’s unrecognized tax benefits for the period ending December 31, 2009, were $2.0 million ($0.1 in interest and penalties and $1.9 million of tax positions), which if recognized, would impact the effective tax rate. Interest and penalties related to income taxes are classified as tax expense. Accrued interest was $0.1 million at December 31, 2009 and 2008. Interest recognized in the statement of operations for December 31, 2009 was $0.1 million. The Company’s accrued penalties were immaterial. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

	2009	2008	2007

Beginning balance	$1,671	$2,231	$2,173
Additions based on tax positions related to the current year	759	200	659
Additions for tax positions of prior years	5,029	399	—
Reductions for tax positions of prior years	(504)	(1,096)	(510)
Lapse of statute of limitations	(213)	(63)	—
Settlements	(5,387)	—	(91)
Translation and Other	511	—	—

Ending balance	$1,866	$1,671	$2,231
The Company and its subsidiaries file in the U.S. Federal, various state and various foreign jurisdictions. The Company remains subject to examination within U.S. Federal and major state jurisdictions for years after 2005 and significant foreign tax jurisdictions for years after 2000. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.
4. Restructuring
In February 2009, the Company announced that it initiated its 2009 Spending and Debt Reduction Plan. Included in this plan was a global workforce reduction of 220 positions.
Europe Realignment
The balance of the restructuring reserve at December 31, 2008 related to the plan to realign the Company’s European operations that was announced on June 30, 2008. Reserve activity for the realignment of the Company’s European operations and for the workforce reduction included in the 2009 Spending and Debt Reduction Plan for the year ended December 31, 2009 is as follows (in thousands):

	Employee	Lease Termination
	Terminations	Costs	Total
Balance at December 31, 2008	$3,325	$3,445	$6,770
Restructuring charge	12,910	127	13,037
Foreign currency translation	751	(60)	691

Total activity:	16,986	3,512	20,498

Less:
Cash usage	(11,352)	(3,512)	(14,864)
Non-cash usage	—	—	—

Balance at December 31, 2009	$5,634	$—	$5,634

Restructuring charge was $13.0 million for the year ended December 31, 2009. The restructuring charge consists of the following:
•	$10.7 million of severance charges in connection with the global workforce reduction announced as part of the Company’s 2009 Spending and Debt Reduction Plan. The Company reduced its workforce by approximately 260 positions in its EMEA division in 2009 as part of this plan.

•	A $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.

•	A $0.4 million charge associated with the exit of our headquarters facility in Europe.

•	A $0.8 million benefit associated with the favorable settlement of the operating lease of the Company’s redundant warehouse and office facility in Germany.

•	$0.6 million of other charges associated with our 2009 Spending and Debt Reduction Plan.

Americas Realignment
In addition to the realignment of the Company’s European operations discussed above, the Company also began initiatives to better leverage its cost structure in the Americas region. The Americas realignment includes severance for employees in our Americas operations ($0.7 million) as well as a benefit related to the closure of the Company’s distribution facility in Reno, Nevada ($0.3 million). The Company reduced its workforce by approximately 20 positions in its Americas division in 2009.
Reserve activity for the realignment of the Company’s Americas operations for the year ended December 31, 2009 is as follows (in thousands):

	Employee	Lease Termination
	Terminations	Costs	Total
Balance at December 31, 2008	$236	$897	$1,133
Restructuring charge	689	(265)	424

Total activity:	925	632	1,557

Less:
Cash usage	(852)	(632)	(1,484)

Balance at December 31, 2009	$73	$—	$73

The Company continues to evaluate the “right size” of its on-going operations in relation to desired profitability targets. The Company may determine that additional reductions in spending, including further reductions in workforce, are necessary. Additional reductions in workforce and other spending could result in additional restructuring charges.
5. Divestitures and Discontinued Operations
The Company records the results of operations and related disposal costs, gains and losses for significant components that the Company has abandoned or sold in discontinued operations for all periods presented. The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s locally branded PC notebook business in Slovakia and the Company’s operations in France, Poland and Turkey to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company exited its locally branded PC notebook business in the third quarter of 2008. The Company exited its Poland and Turkey operations in the first quarter of 2009 and its France operation in the third quarter of 2009. There were no material impairments of tangible or intangible assets related to these discontinued operations.

Details of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue	$26,239	$229,303	$174,193

Income (loss) from discontinued operations before income taxes	$(7,842)	$(16,597)	$851
Income tax expense (benefit)	135	(651)	218

Income (loss) from discontinued operations	$(7,977)	$(15,946)	$633

Gain (loss) on disposal from discontinued operations (1)	(522)	584	742

Total discontinued operations, net of income taxes	$(8,499)	$(15,362)	$1,375

(1)	Loss on disposal of discontinued operations for the year ended December 31, 2008 includes $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia. There were no impairments of any tangible or intangible assets related to this business.
The Company is evaluating alternatives for its operation in Italy. If the Company determines that it will exit this business, the Company will record appropriate charges related to the liquidation of this business at that time. Any charge related to the liquidation of this business will be classified within loss from discontinued operations in the period of abandonment.
6. Property and Equipment
The components of property and equipment are as follows (in thousands):

	December 31,
	2009	2008
Information systems equipment and software	$115,135	$107,911
Furniture and equipment	39,813	35,161
Leasehold & building improvements	18,225	14,521
Land & buildings	25,608	—

	198,781	157,593
Less accumulated depreciation	(116,453)	(101,130)

	$82,328	$56,463

Depreciation expense charged to continuing operations was $18.4 million, $17.5 million and $14.1 million in 2009, 2008 and 2007.
On October 16, 2009, the Company purchased its Americas division headquarters located in Plainfield, Indiana for $31.0 million plus closing costs and commissions from KPJV 501 Airtech Parkway, LLC. The Company had been the tenant in an operating lease for the property. There were ten years remaining on the initial lease term, with five year renewal option periods extending to 2044. The sum of the remaining minimum lease payments for the remaining ten years of the initial lease term was $43.1 million. The purchase was financed using availability on the Company’s Global Credit Facility. The Company is not currently pursuing any other financing agreement for the property.
7. Lease Arrangements
The Company leases its office and warehouse space as well as certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $16.7 million, $19.6 million and $14.8 million for 2009, 2008 and 2007. As discussed in Note 6 above, in October 2009 the Company purchased its Americas division headquarters. The Company had been the tenant in an operating lease for the property. Rent expense associated with the Company’s Americas division headquarters was approximately $2.6 million for 2009 and $3.2 million for 2008 and 2007.
The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending December 31,
2010	$12,180
2011	10,184
2012	6,637
2013	5,418
2014	3,457
Thereafter	6,325

$44,201

8. Borrowings
The table below summarizes the borrowings that were available to the Company as of December 31, 2009 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability
Global Term Loans	$97,017	$97,017	$—	$—
Global Credit Facility	300,000	—	797	299,203
Other	46,500	—	38	46,462

Total	$443,517	$97,017	$835	$345,665

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
The Global Credit Facility and the Global Term Loans bear interest at a base rate plus an adjustment based on the Company’s consolidated leverage ratio. The base rate for borrowings under the Global Credit Facility is LIBOR plus the applicable rate. The weighted average interest rate at December 31, 2009 including the effect of interest rate swaps was approximately 3.6%.
At December 31, 2009, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. For the years ended December 31, 2009, 2008 and 2007, interest expense, which approximates cash payments of interest, was $10.0 million, $24.0 million and $17.8 million. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Principal payments on the debt discussed above, excluding the effects of permitted prepayments which may be made under the Credit Agreement, for the next five years are expected to be as follows (in thousands):

Year ending December 31,
2010	$—
2011	39,146
2012	57,871
2013	—
2014	—

$97,017

9. Guarantees
Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2009, the Company has issued $3.6 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of December 31, 2009 the maximum future payments under these letters of credit are $3.6 million.
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
10. Shareholder’s Equity
The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.
Treasury Stock
As of December 31, 2009 the Company has repurchased a total of 10.3 million shares of its common stock at a weighted average price of $8.21 totaling $84.6 million.
On July 28, 2009 the Company announced that its board of directors approved the repurchase of up to $50 million of Brightpoint common shares (the Share Repurchase Program). The share repurchase program will expire on July 31, 2011. On October 1, 2009 the Company entered into a settlement agreement with NC Telecom Holding A/S (NC Holding), which provided for Brightpoint to purchase 3 million shares of Brightpoint common stock from NC Holding for $15.5 million. These shares were purchased under the Share Repurchase Program. Under the settlement agreement, the Company’s indemnification claims previously made against NC Holding pursuant to the 2007 Dangaard Telecom acquisition agreement have been settled. The Company recorded a non-cash settlement gain of approximately $7.7 million as a result of the settlement agreement, which represented the difference between the price paid for the 3 million shares and the fair value of the shares.
Through December 31, 2009 the Company had repurchased 3.2 million Brightpoint shares worth an aggregate of approximately $24.2 million for approximately $16.5 million in cash and at an average purchase price of $5.22 per share under the Share Repurchase Program.
In January 2010, the Company’s board of directors approved the increase of its previously announced share repurchase plan by $30 million, allowing aggregate share repurchases of up to $80 million. On January 15, 2010 the Company repurchased

9.2 million shares of Brightpoint stock from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S (f/k/a Dangaard Holding A/S) for $6.20 per share as part of the program. Funds for the repurchases were provided by borrowings from availability under the Company’s Global Line of Credit. In February 2010, the Company repurchased an additional 334,304 shares for an aggregate purchase price of $2.4 million through open market transactions. On February 22, 2010, the Company’s Board of Directors approved the increase of the Share Repurchase Program by $25 million, allowing aggregate share repurchases of up to $105 million.
As a result of these transactions, the Company has repurchased a total of 12,732,364 shares at a weighted average price of $5.98 per share under the share repurchase program. This represents approximately 14% of the Company’s total shares outstanding.
Repurchases may be made from time to time through open market or privately negotiated transactions or otherwise. This is the only share repurchase program currently in place. After the above repurchases and the $25 million increase approved in February, the Company has approximately $28.9 million available under the Share Repurchase Program. The Company believes that it will have sufficient liquidity to complete the Share Repurchase Program.
11. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.5 million as of December 31, 2009). Smartphone disputes this claim and intends to vigorously defend this matter.
Fleggaard group of companies
The former headquarters of Dangaard Telecom was located in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggaard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and has claimed $1.4 million in damages. Dangaard Telecom continues to dispute this claim and intends to vigorously defend this matter.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of December 31, 2009). Brightpoint Norway has filed its appeal of this determination by the initiation of court proceedings. On February 19, 2010, the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway is currently analyzing the ruling and determining whether it will appeal the ruling to a higher authority. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
Sofaer Global Hedge Fund

In September 2009, Sofaer Global Hedge Fund (“Sofaer GHF”) filed a complaint against Brightpoint, Inc. and Brightpoint’s CEO Robert Laikin (“Laikin”) in the U.S. District Court in Indiana alleging that Laikin made materially false and misleading statements to Michael Sofaer (“Sofaer”), the head of Sofaer GHF. The central allegation is that Sofaer GHF reasonably and detrimentally relied upon Laikin’s statements in making a $10 million loan to Chinatron Group Holdings Ltd., a company that owed money to Brightpoint and in which John Maclean Arnott is the Managing Director. Sofaer GHF brought the action for damages resulting from Brightpoint’s alleged fraudulent misrepresentations and based upon their alleged detrimental reliance (promissory estoppel) upon these statements, from which Brightpoint is claimed to have benefited. The Company disputes these claims and intends to vigorously defend this matter.
Drillisch
On January 29, 2010, Drillisch AG (“Drillisch”) commenced litigation against Brightpoint Germany GmbH (“Brightpoint Germany”) with the Krefeld District Court seeking approximately EUR 1.8 million (approximately $2.6 million as of December 31, 2009) in damages. Drillisch claims Brightpoint Germany failed to provide Drillisch credits for Brightpoint Germany's alleged failure to achieve certain outbound shipping service levels it claims Brightpoint Germany owed to it and several of its affiliates in connection with Brightpoint Germany's performance of logistics services. Brightpoint Germany disputes this claim and intends to vigorously defend this matter.
12. Quarterly Results of Operations (Unaudited)

2009	First	Second	Third	Fourth

Revenue	$696,444	$715,314	$867,915	$905,610
Gross profit	61,413	61,091	72,197	81,119
Income (loss) from continuing operations	(2,708)	3,784	14,664	19,315
Net income (loss)	(3,073)	167	11,170	18,292
Net income (loss) attributable to common shareholders	(3,073)	167	11,170	18,292
Earnings per share-basic:
Income (loss) from continuing operations	$(0.03)	$0.05	$0.18	$0.25
Net income (loss)	$(0.03)	$—	$0.14	$0.24
Earnings per share-diluted:
Income (loss) from continuing operations	$(0.03)	$0.05	$0.18	$0.24
Net income (loss)	$(0.03)	$0.01	$0.14	$0.23

2008	First	Second	Third	Fourth

Revenue	$1,142,074	$1,158,415	$1,166,910	$961,347
Gross profit	86,798	85,779	85,029	75,799
Income (loss) from continuing operations	3,675	4,815	8,478	(343,359)
Net income (loss)	914	(2,138)	5,513	(346,041)
Net income (loss) attributable to common shareholders	775	(2,331)	5,479	(346,037)
Earnings per share-basic:
Income (loss) from continuing operations	$0.05	$0.06	$0.11	$(4.35)
Net income (loss)	$0.01	$(0.03)	$0.07	$(4.38)
Earnings per share-diluted:
Income (loss) from continuing operations	$0.05	$0.06	$0.10	$(4.35)
Net income (loss)	$0.02	$(0.03)	$0.06	$(4.38)
Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The 2009 information presented above reflects:
•	the restructuring charges as more fully described in Note 4 to the Consolidated Financial Statements;

•	a $7.7 million non-cash, non-taxable gain on the settlement of an indemnification claim with Nordic Capital in the fourth quarter of 2009 as more fully described in Note 10 to the Consolidated Financial Statements;

•	a $3.2 million income tax benefit for the reversal of a valuation allowance on certain foreign tax credit carryforwards that are more likely than not be able to utilized prior to their expiration;

•	and $7.2 million income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries.

Prior to the fourth quarter of 2009, the Company reported revenue for the sales of prepaid airtime under certain agreements using the gross method (based on the full sales price of the airtime to its customers). This change only impacts the reporting of revenue and cost of revenue and does not impact gross profit. Below summarizes the Company’s revenue for the first three quarters of 2009 had the revenue from these agreements been reported on a net basis for each period:

2009	First	Second	Third

Revenue	$679,700	$695,707	$846,005
Gross profit	61,413	61,091	72,197
13. Accounts Receivable Factoring
The Company has an agreement with an unrelated third-party for the factoring of specific accounts receivable in Spain in order to reduce the amount of working capital required to fund such receivables. The Company’s Credit Agreement permits the factoring of up to $250 million of receivables in operations outside of the U.S. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third party for the arrangement and has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, the factoring agreement for the Germany operation terminated in July 2009. As of December 31, 2008 the Company had sold $50.6 million of accounts receivable under this agreement.
At December 31, 2009 and 2008, the Company had sold $5.0 million and $59.8 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. Fees paid pursuant to these agreements were $0.8 million and $3.1 million for the years ended December 31, 2009 and 2008.
14. Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	2009	2008	2007
Currency translation of foreign investments	$18,562	$269	$45,170
Unrealized gain on marketable securities classified as available for sale, net of tax:	—	—	1,159
Unrealized loss on derivative instruments, net of tax:	(2,064)	(2,817)	(1,598)
Pension benefit obligation, net of tax:	(760)	(560)	(428)

Total accumulated other comprehensive income (loss):	$15,738	$(3,108)	$44,303

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2009. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
Indianapolis, Indiana
February 26, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2009 and 2008 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2009 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.
Indianapolis, Indiana
February 26, 2010

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
Changes in Internal Control Over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2010, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2009 fiscal year.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2010, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2009 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2010, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2009 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2010, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2009 fiscal year.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2010, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2009 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The consolidated financial statements of Brightpoint, Inc. are filed as part of this report under Item 8.
(a) (2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit
Number	Description
2.1	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(11)

2.2	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(13)

2.3	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(24)

2.4	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006(25)**

2.5	Asset Purchase Agreement dated December 18, 2006 by and among 2601 Metropolis Corp., CellStar Corporation, National Auto Center, Inc., CellStar Ltd. and CellStar Fulfillment Ltd.(27)

2.6	Stock Purchase Agreement dated February 19, 2007 as amended on April 19, 2007, May 17, 2007 and June 15, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only), consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited and First, Second and Third Amendments thereto. (31)

3.1	Amended and Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(16)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. as amended (formerly Brightpoint Indiana Corp.)(34)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee dated as of March 11, 1998 (2)

4.2	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended(25)

4.1	Shareholder Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

4.3	Registration Rights Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

10.1	Rights Agreement, dated as of February 20, 1997, between Brightpoint, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement by and between Brightpoint, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(15)

10.1.3	Amendment Number 3 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of February 3, 2009 (38)

10.2	1996 Stock Option Plan, as amended(8)*

10.3	Employee Stock Purchase Plan(5)

10.4	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(9)

10.5	First Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(9)

10.6	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(10)

10.7	Brightpoint, Inc. Amended and Restated 2004 Long-Term Incentive Plan (as adjusted for 3 for 2 stock splits in September and December 2005 and for a 6 for 5 stock split in May 2006 and as amended by a vote of the shareholders on July 31, 2007,

Exhibit
Number	Description
May 13, 2008 and May 5, 2009) (35)*

10.7.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(12)*

10.7.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(12)*

10.7.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(41)*

10.7.4	Form of Executive Stock Option Agreement with Forfeiture Provision(19)*

10.7.5	Form of Executive Restricted Stock Unit Award Agreement with Forfeiture Provision(41)*

10.8	Amended and Restated Independent Director Stock Compensation Plan(14)*

10.8.1	Summary Sheet of 2007 Director Fees and Named Executive Officer Compensation(30)*

10.9	Form of Indemnification Agreement between the Company and Officers(12)

10.9.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(11)

10.10	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.10.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(7)*

10.10.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(10)*

10.10.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(11)*

10.10.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(20)*

10.10.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(37)*

10.11	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.11.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(7)*

10.11.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.11.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (11)*

10.11.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(20)*

10.11.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(37)*

10.12	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.12.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(7)*

10.12.2	Amendment No. 2 dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(9)*

10.12.3	Amendment No. 3 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(10)*

10.12.4	Amendment No. 4 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.12.5	Amendment No. 5 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(20)*

10.12.6	Amendment No. 6 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(37)*

10.13	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.14	Lease Agreement between Wireless Fulfillment Services, LLC and Harbour Properties, LLC, dated April 25, 2000(7)

10.15	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(17)

10.16	Lease Agreement between Wireless Fulfillment Services, LLC and Perpetual Trustee Company Limited, dated November 10, 2004(18)

10.17	Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto(28)*

10.17.1	Commitment Increase Agreement dated as of March 30, 2007 among Brightpoint, Inc. (and certain of its subsidiaries identified therein), the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as administrative agent(30)

Exhibit
Number	Description
10.17.2	First Amendment dated July 31, 2007 to Credit Agreement dated February 16, 2007 by and among the Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto. (32)

10.17.3	Third Amendment, dated March 12, 2009 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (39)

10.18	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Robert J. Laikin and Brightpoint, Inc.(22)*

10.19	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between J. Mark Howell and Brightpoint, Inc.(22)*

10.20	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Steven E. Fivel and Brightpoint, Inc.(22)*

10.21	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin(20)*

10.22	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell(20)*

10.23	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel(20)*

10.24	Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated as of November 9, 2006(29)*

10.24.1	Amendment No. 1 dated December 30, 2008 to Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated November 6, 2006(37)*

10.25	Amended and Restated Employment Agreement dated as of May 6, 2009 between the Company and Anthony Boor (21)*

10.25.1	Agreement for Supplemental Executive Retirement Benefit dated as of May 6, 2009 between the Company and Anthony Boor (21)*

10.26	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006(23)

10.27	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC(26)

10.28	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie(25)*

10.29	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie(25)*

10.30	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004(25)

10.31	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2003, as amended(25)

10.32	Escrow Agreement dated as of July 31, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S and American Stock Transfer and Trust Company, as escrow agent(32)

10.33	Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.33.1	Amendment No. 1 dated December 30, 2008 to Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (37)

10.34	Relocation Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.35	Employment Agreement dated November 1, 2008 between Brightpoint Australia Pty Ltd and Raymond Bruce Thomlinson (36)*

10.36	Settlement Agreement, dated as of October 1, 2009, by and among Brightpoint, Inc., NC Telecom Holding A/S, Nordic Wholesale Services S.a.r.l., the beneficial owner of NC Holding, and Nordic Capital Fund VI (consisting of Nordic Capital VI Alpha, L.P., Nordic Capital VI Beta, L.P., Nordic Capital VI Limited, NC VI Limited and Nordic Industries Limited) (41)

10.37	Purchase Agreement, dated as of October 16, 2009, by and among Airtech Parkway, LLC a wholly-owned subsidiary of Brightpoint, Inc. and KPJV 501 Airtech Parkway, LLC (41)

21	Subsidiaries(41)

23	Consent of Independent Registered Public Accounting Firm(41)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(41)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(41)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002(41)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(41)

Exhibit
Number	Description
99.1	Cautionary Statements(37)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.

(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(13)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(14)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(15)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report of Form 8-K filed May 21, 2009

(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005

(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005

(21)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 8, 2009

(22)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 20, 2006

(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 15, 2006

(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2006

(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 21, 2007

(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 23, 2007

(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 5, 2007

(31)	Incorporated by reference to the applicable exhibit filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated June 20, 2007

(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 2, 2007

(33)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2007

(34)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on July 29, 2009

(35)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009

(36)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 21, 2008

(37)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 25, 2008

(38)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 9, 2009

(39)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on March 31, 2009

(40)	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009

(41)	Filed herewith

*	Denotes management compensation plan or arrangement.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.
By:	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer

Date: February 26, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert J. Laikin	Chairman of the Board	February 26, 2010
Robert J. Laikin	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony W. Boor	Executive Vice President,	February 26, 2010
Anthony W. Boor	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent Donargo	Senior Vice President, Corporate	February 26, 2010
Vincent Donargo	Controller, Chief Accounting Officer (Principal Accounting Officer)

/s/ Eliza Hermann	Director	February 26, 2010
Eliza Hermann

/s/ Cynthina L. Lucchese	Director	February 26, 2010
Cynthia L. Lucchese

/s/ Marisa E. Pratt	Director	February 26, 2010
Marisa E. Pratt

/s/ Thomas J. Ridge	Director	February 26, 2010
Thomas J. Ridge

/s/ Richard W. Roedel	Director	February 26, 2010
Richard W. Roedel

/s/ Jerre L. Stead	Director	February 26, 2010
Jerre L. Stead

/s/ K.P. Wilska	Director	February 26, 2010
K.P. Wilska

BRIGHTPOINT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C	Col. D	Col. E

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts (1)	Deductions	of Period

	(Amounts in thousands)
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$11,217	$6,816	$—	$(5,828)	$12,205
Included with liability accounts:
Restructuring reserves	$8,193	15,523	—	(17,684)	6,032

Total	$19,410	$22,339	$—	$(23,512)	$18,237

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$17,157	$2,793	$—	$(8,733)	$11,217
Included with liability accounts:
Restructuring reserves	$4,064	13,904	16,033	(25,808)	8,193

Total	$21,221	$16,697	$16,033	$(34,541)	$19,410

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,926	$2,992	$9,424	$(185)	$17,157
Included with liability accounts:
Restructuring reserves	—	8,661	19,361	(23,958)	4,064

Total	$4,926	$11,653	$28,785	$(24,143)	$21,221

(1)	Includes allowance for doubtful accounts assumed in the acquisition of Dangaard Telecom in 2007 and additional liabilities recognized as liabilities assumed in the business combination and included in the allocation of the acquisition costs (formerly in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination).