Form 10-Q
period 2010-03-31
BRIGHTPOINT INC
filed 2010-05-05
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
1-12845
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
The number of shares of Common Stock outstanding as of May 3, 2010: 70,445,137

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue
Distribution revenue	$714,369	$601,945
Logistic services revenue	80,918	86,788

Total revenue	795,287	688,733

Cost of revenue
Cost of distribution revenue	680,739	576,479
Cost of logistic services revenue	42,369	51,889

Total cost of revenue	723,108	628,368

Gross profit	72,179	60,365

Selling, general and administrative expenses	56,656	50,313
Amortization expense	3,894	3,748
Restructuring charge	1,130	5,086

Operating income from continuing operations	10,499	1,218

Interest, net	1,790	2,306
Other (income) expense	(239)	2,316

Income from continuing operations before income taxes	8,948	(3,404)

Income tax expense (benefit)	4,222	(1,278)

Income (loss) from continuing operations	4,726	(2,126)

Discontinued operations, net of income taxes:
Loss from discontinued operations	(3,342)	(2,045)
Gain on disposal of discontinued operations	65	1,098

Total discontinued operations, net of income taxes	(3,277)	(947)

Net income (loss) attributable to common shareholders	$1,449	$(3,073)

Earnings per share attributable to common shareholders — basic:
Income (loss) from continuing operations	$0.07	$(0.03)
Discontinued operations, net of income taxes	(0.05)	(0.01)

Net income (loss)	$0.02	$(0.04)

Earnings per share attributable to common shareholders — diluted:
Income (loss) from continuing operations	$0.07	$(0.03)
Discontinued operations, net of income taxes	(0.05)	(0.01)

Net income (loss)	$0.02	$(0.04)

Weighted average common shares outstanding:
Basic	70,680	79,064

Diluted	71,641	79,064

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,081	$81,050
Accounts receivable (less allowance for doubtful accounts of $9,905 in 2010 and $12,205 in 2009)	327,835	382,973
Inventories	186,177	212,909
Other current assets	71,439	76,656

Total current assets	609,532	753,588

Property and equipment, net	80,403	82,328
Goodwill	51,916	51,877
Other intangibles, net	89,413	98,136
Other assets	19,883	28,062

Total assets	$851,147	$1,013,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,909	$486,584
Accrued expenses	98,256	118,552
Lines of credit and other short-term borrowings	2,948	—

Total current liabilities	481,113	605,136

Long-term liabilities:
Lines of credit, long-term	27,332	—
Long-term debt	94,242	97,017
Other long-term liabilities	30,742	34,911

Total long-term liabilities	152,316	131,928

Total liabilities	633,429	737,064

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 90,358 issued in 2010 and 89,293 issued in 2009	904	893
Additional paid-in-capital	635,027	631,027
Treasury stock, at cost, 20,141 shares in 2010 and 10,309 shares in 2009	(145,971)	(84,639)
Retained deficit	(284,643)	(286,092)
Accumulated other comprehensive income	12,401	15,738

Total shareholders’ equity	217,718	276,927

Total liabilities and shareholders’ equity	$851,147	$1,013,991

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating activities
Net income (loss)	$1,449	$(3,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,565	8,322
Non-cash compensation	3,210	1,685
Restructuring charge	1,130	5,086
Change in deferred taxes	2,814	(40)
Other non-cash	1,741	31

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	47,476	130,397
Inventories	20,677	69,199
Other operating assets	4,853	(2,698)
Accounts payable and accrued expenses	(116,081)	(173,097)

Net cash provided by (used in) operating activities	(23,166)	35,812

Investing activities
Capital expenditures	(4,442)	(4,292)
Decrease (increase) in other assets	1,391	(745)

Net cash used in investing activities	(3,051)	(5,037)

Financing Activities
Net proceeds from lines of credit	30,190	1,997
Repayments on Global Term Loans	—	(33,751)
Deferred financing costs paid	—	(394)
Purchase of treasury stock	(61,331)	(308)
Deficient tax benefit from equity based compensation	(523)	(920)
Proceeds from common stock issuances under employee stock option plans	1,254	—

Net cash used in financing activities	(30,410)	(33,376)

Effect of exchange rate changes on cash and cash equivalents	(342)	(744)

Net decrease in cash and cash equivalents	(56,969)	(3,345)
Cash and cash equivalents at beginning of period	81,050	57,226

Cash and cash equivalents at end of period	$24,081	$53,881

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
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2009. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
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

	Three Months Ended
	March 31,
	2010	2009

Income (loss) from continuing operations attributable to common shareholders	$4,726	$(2,126)
Discontinued operations, net of income taxes	(3,277)	(947)

Net income (loss) attributable to common shareholders	$1,449	$(3,073)

Earnings per share — basic:
Income (loss) from continuing operations attributable to common shareholders	$0.07	$(0.03)
Discontinued operations, net of income taxes	(0.05)	(0.01)

Net income (loss) attributable to common shareholders	$0.02	$(0.04)

Earnings per share — diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.07	$(0.03)
Discontinued operations, net of income taxes	(0.05)	(0.01)

Net income (loss) attributable to common shareholders	$0.02	$(0.04)

Weighted average shares outstanding for basic earnings per share	70,680	79,064
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	961	—

Weighted average shares outstanding for diluted earnings per share	71,641	79,064

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASC update No. 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of the adoption of ASC Update No. 2009-13 on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which was codified under ASC update No. 2009-16, Transfers and Servicing, (“ASC Update No. 2009-16”). The update amended ASC Topic 860 to improve the disclosures that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This update is effective January 1, 2010 and must be applied to transfers occurring on or after the effective date. The pronouncement had no effect on the financial statements for the three months ended March 31, 2010.
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are as follows (in thousands, net of tax):

	Three Months Ended
	March 31,
	2010	2009

Net income (loss) attributable to common shareholders	$1,449	$(3,073)
Unrealized gain on derivative instruments:
Net gain (loss) arising during period	594	(24)
Foreign currency translation:
Net loss arising during period	(5,122)	(9,157)
Reclassification adjustment for gains included in net income	1,192	—

Comprehensive income (loss)	$(1,887)	$(12,254)

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company holds the following types of derivatives at March 31, 2010 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At March 31, 2010, a hedging relationship exists related to $50.0 million of the Company’s variable rate debt. The swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from April 1, 2010 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was immaterial for the three months ended March 31, 2010.
The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized gain associated with the effective portion of these contracts included in other comprehensive income was approximately $0.5 million for the three months ended March 31, 2010, all of which is expected to be reclassified into earnings within the next 12 months.
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $3.3 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $2.0 million and is included in “Other current assets” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at March 31, 2010 and December 31, 2009, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at March 31, 2010 and December 31, 2009 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of March 31, 2010 and December 31, 2009, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at	Quoted prices in	Significant other
	March 31,	active markets	observable inputs
	2010	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,122	$—	$2,122

Financial instruments classified as liabilities
Interest rate swaps	$3,280	$—	$3,280
Forward foreign currency contracts	303	—	303

	Balance at	Quoted prices in	Significant other
	December 31,	active markets	observable inputs
	2009	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$499	$—	$499

Financial instruments classified as liabilities
Interest rate swaps	$3,417	$—	$3,417
Forward foreign currency contracts	469	—	469
2. Restructuring
The restructuring reserve balance as of December 31, 2009 was $6.0 million, which related to severance payments to be made as part of the global workforce reduction initiative as included in the 2009 Spending and Debt Reduction Plan. The most significant reductions were made in the Europe, Middle East and Africa (EMEA) division due to the Company’s centralization and consolidation of services for the entities in that region. Reserve activity for the three months ended March 31, 2010 for continuing operations is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total
Balance at December 31, 2009	$5,634	$—	$5,634

Restructuring charge	1,008	122	1,130
Cash usage	(2,180)	(122)	(2,302)
Foreign currency translation	(234)	—	(234)

Balance at March 31, 2010	$4,228	$—	$4,228

Restructuring charge was $1.1 million for the three months ended March 31, 2010. The restructuring charge consists of the following:
•	$1.0 million of severance charges in connection with additional workforce reduction that was included as part of the Company’s previously announced 2009 Spending and Debt Reduction Plan.

•	$0.1 million of charges for the termination of an operating lease for our facility in Austria.
The Company continues to focus on optimizing the operating and financial structure of its European division, which will result in additional opportunities to improve financial performance in the EMEA region. A main strategic component of this plan revolves around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA region into a Shared Services Center. Both of these initiatives could result in future reductions in workforce that would result in additional restructuring charges.
3. Income Taxes
Income tax expense for the three months ended March 31, 2010 was $4.2 million compared to income tax benefit of $1.3 million for the same period in the prior year.

Income tax expense for the three months ended March 31, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized as well as $0.9 million of other income tax expense related to income tax return to provision adjustments.
Excluding these charges, the effective income tax rate for the three months ended March 31, 2010 was 28.5%.
4. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Discontinued operations for the three months ended March 31, 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenue	$782	$22,020

Loss from discontinued operations before income taxes	$(3,342)	$(2,138)
Income tax expense (benefit)	—	(93)

Loss from discontinued operations	$(3,342)	$(2,045)

Gain on disposal from discontinued operations (1)	65	1,098

Total discontinued operations, net of income taxes	$(3,277)	$(947)

(1)	Gain on disposal of discontinued operations for the three months ended March 31, 2010 primarily relates to cumulative currency translation adjustments.
5. Borrowings
At March 31, 2010, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of March 31, 2010 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$94,242	$94,242	$—	$—
Global Credit Facility	300,000	25,748	820	273,432
Other	46,500	4,532	2,214	41,968

Total	$440,742	$124,522	$3,034	$315,400

The Company had $2.2 million of guarantees that do not impact the Company’s net availability.
The Company has no required principal payments on its Global Term Loans until September 2011.

Additional details on the above available borrowings are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
6. Guarantees
Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries and affiliates with regard to lines of credit. The nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company has entered into indemnification agreements with its officers and directors, to the extent permitted by law, pursuant to which the Company has agreed to reimburse its officers and directors for legal expenses in the event of certain litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. The Company has a directors and officers insurance policy that may, in certain instances, mitigate the potential liability and payments.
7. Operating Segments
The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three months ended March 31, 2010 and 2009:

				Corporate and
	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

2010:
Distribution revenue	$99,906	$231,780	$382,683	$—	$714,369
Logistic services revenue	55,788	7,801	17,329	—	80,918

Total revenue from external customers	$155,694	$239,581	$400,012	$—	$795,287

Income (loss) from continuing operations before income taxes	$12,607	$5,105	$777	$(9,541)	$8,948
Depreciation and amortization	2,752	555	5,816	442	9,565
Capital expenditures	1,392	90	2,554	406	4,442

2009:
Distribution revenue	$111,303	$174,784	$315,858	$—	$601,945
Logistic services revenue	46,096	8,248	32,444	—	86,788

Total revenue from external customers	$157,399	$183,032	$348,302	$—	$688,733

Income (loss) from continuing operations before income taxes	$9,934	$2,255	$(7,649)	$(7,944)	$(3,404)
Depreciation and amortization	2,932	406	4,597	387	8,322
Capital expenditures	1,563	193	1,881	655	4,292
Additional segment information is as follows (in thousands):

	March 31, 2010	December 31, 2009
Total segment assets:	(Unaudited)
Americas	$216,376	$244,103
Asia-Pacific	177,751	199,357
EMEA	441,795	550,258
Corporate	15,225	20,273

	$851,147	$1,013,991

8. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.3 million as of March 31, 2010). Smartphone disputes this claim and intends to vigorously defend this matter.
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
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, The Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of March 31, 2010). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway has filed its appeal of this determination by the initiation of court proceedings to a higher authority. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
Drillisch
On January 29, 2010, Drillisch AG (“Drillisch”) commenced litigation against Brightpoint Germany GmbH (“Brightpoint Germany”) with the Krefeld District Court seeking approximately EUR 1.8 million (approximately $2.4 million as of March 31, 2010) in damages. Drillisch claims Brightpoint Germany failed to provide Drillisch credits for Brightpoint Germany’s alleged failure to achieve certain outbound shipping service levels it claims Brightpoint Germany owed to it and several of its affiliates in connection with Brightpoint Germany’s performance of logistics services. Brightpoint Germany disputes this claim and intends to vigorously defend this matter.
DiBardi/Bardi/Fortis
In July 2009, Fortis Commercial Finance, SPA (“Fortis”) commenced proceedings against Brightpoint Italy, Srl (“Brightpoint Italy”) in the Courts of Milan, Italy. Fortis sought a declaration of debt and an injunction decree requiring precautionary payment by Brightpoint Italy Srl in the amount of EUR 840,000 (approximately $1.1 million as of March 31, 2010). Fortis claims that Brightpoint Italy failed to pay amounts owed under a supply agreement with Di Bardi, Srl (“DiBardi”) and that this debt claim was then assigned by DeBardi to Fortis. In April 2010 the Courts of Milan ruled in favor of Fortis on its claim for precautionary payment ahead of a hearing on the merits. At the current time, Fortis’ claim for precautionary payment is fully enforceable against Brightpoint Italy but has not been paid. A hearing on the merits of the claim is scheduled for December 2010 and Brightpoint Italy intends to vigorously defend this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting estimates, the estimates we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2009, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2009.
Brightpoint, Inc. is a global leader in providing supply chain solutions to the wireless industry. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, and the United States.
Consolidated revenue increased 15% to $795.3 million for the three months ended March 31, 2010 compared to the same period in the prior year. The increase in revenue was primarily driven by a 21% increase in wireless devices handled. Revenue also increased in our EMEA and Asia-Pacific divisions resulting from the ramp-up of expanded relationships with major wireless device manufacturers.
We continued our global workforce reduction that was included as part of the 2009 Spending and Debt Reduction plan. During the first quarter of 2010, we incurred $1.1 million of restructuring costs which were primarily related to the global workforce reduction plan. A $6.3 million increase in SG&A expenses for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to unfavorable fluctuations in foreign currencies of $4.4 million. The remainder of the increase is mainly due to the reinstatement of previously avoided costs that were part of the 2009 Spending and Debt Reduction Plan. In 2009, the Company suspended first half staff bonuses, full year merit increases, executive cash bonuses, and temporarily held down spending on other expenses such as travel and marketing.
In the first quarter of 2010, we abandoned our operation in Italy. The consolidated statements of operations reflect the reclassification of the results of operations for this business to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. This business was previously reported in our EMEA reporting segment.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended March 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$99,906	14%	$111,303	18%	(10%)
Asia-Pacific	231,780	32%	174,784	29%	33%
EMEA	382,683	54%	315,858	53%	21%

Total	$714,369	100%	$601,945	100%	19%

Logistic services revenue
Americas	$55,788	69%	$46,096	53%	21%
Asia-Pacific	7,801	10%	8,248	10%	(5%)
EMEA	17,329	21%	32,444	37%	(47%)

Total	$80,918	100%	$86,788	100%	(7%)

Total revenue
Americas	$155,694	20%	$157,399	23%	(1%)
Asia-Pacific	239,581	30%	183,032	27%	31%
EMEA	400,012	50%	348,302	50%	15%

Total	$795,287	100%	$688,733	100%	15%

	Three Months Ended March 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	636	14%	795	19%	(20%)
Asia-Pacific	1,475	33%	1,610	38%	(8%)
EMEA	2,394	53%	1,875	43%	28%

Total	4,505	100%	4,280	100%	5%

Wireless devices handled through logistic services
Americas	15,638	87%	12,868	90%	22%
Asia-Pacific	686	4%	445	3%	54%
EMEA	1,675	9%	985	7%	70%

Total	17,999	100%	14,298	100%	26%

Total wireless devices handled
Americas	16,274	72%	13,663	74%	19%
Asia-Pacific	2,161	10%	2,055	11%	5%
EMEA	4,069	18%	2,860	15%	42%

Total	22,504	100%	18,578	100%	21%

The following table presents the percentage changes in revenue for the three months ended March 31, 2010 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
	Wireless devices	Average Selling	Non-handset based		Total Percentage
	handled (1)	Price (2)	revenue (3)	Foreign Currency	Change in Revenue

Three months ended March 31, 2010:
Distribution	7%	9%	(3%)	6%	19%
Logistic services	10%	(8%)	(13%)	4%	(7%)
Total	7%	6%	(4%)	6%	15%

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Three Months Ended March 31,
Americas		% of		% of
(Amounts in 000s)	2010	Total	2009	Total	Change

REVENUE:
Distribution	$99,906	64%	$111,303	71%	(10%)
Logistic services	55,788	36%	46,096	29%	21%

Total	$155,694	100%	$157,399	100%	(1%)

WIRELESS DEVICES HANDLED :
Distribution	636	4%	795	6%	(20%)
Logistic services	15,638	96%	12,868	94%	22%

Total	16,274	100%	13,663	100%	19%

The following table presents the percentage changes in revenue for our Americas division by service line for the three months ended March 31, 2010 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
	Wireless devices	Average Selling	Non-handset based		Total Percentage
	handled	Price	revenue	Foreign Currency	Change in Revenue

Three months ended March 31, 2010:
Distribution	(18%)	10%	(2%)	0%	(10%)
Logistic services	10%	(2%)	13%	0%	21%
Total	(10%)	7%	2%	0%	(1%)
The decrease in wireless devices sold through distribution for the three months ended March 31, 2010 was driven by the loss of a significant customer in Colombia during the third quarter of 2009. The increase in distribution average selling price for the three months ended March 31, 2010 was driven by a shift in mix to smartphones compared to the same period in the prior year.
The increase in wireless devices handled through logistic services for the three months ended March 31, 2010 was primarily driven by increased demand for prepaid and fixed-fee wireless subscriptions (the primary product offering of certain Brightpoint logistics services customers), new market entry of incumbent customers, expanded service offerings, and the addition of new logistics services customers. The increase in non-handset based logistic services revenue for the three months ended March 31, 2010 was primarily due to an increase in services billed compared to the same period in the prior year.

	Three Months Ended March 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2010	Total	2009	Total	Change

REVENUE:
Distribution	$231,780	97%	$174,784	95%	33%
Logistic services	7,801	3%	8,248	5%	(5%)

Total	$239,581	100%	$183,032	100%	31%

WIRELESS DEVICES HANDLED :
Distribution	1,475	68%	1,610	78%	(8%)
Logistic services	686	32%	445	22%	54%

Total	2,161	100%	2,055	100%	5%

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three months ended March 31, 2010 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
	Wireless devices	Average Selling	Non-handset based		Total Percentage
	handled	Price	revenue	Foreign Currency	Change in Revenue

Three months ended March 31, 2010:
Distribution	(8%)	34%	2%	5%	33%
Logistic services	26%	(32%)	(6%)	7%	(5%)
Total	(7%)	31%	2%	5%	31%
The decrease in wireless devices sold through distribution in our Asia-Pacific division for the three months ended March 31, 2010 was primarily driven by decreased volume of devices sold to customers served by our Singapore business as a result of lack of availability of certain high-demand devices. The decrease in revenue from the decrease in wireless devices sold was more than offset by an increase in average selling price, which was driven by shift in mix to smartphones due to higher demand and availability of these devices compared to the same period in the prior year as well as an expanded relationship in the region with a wireless device manufacturer. We can give no assurances that the revenue generated as a result of this expanded relationship in the region will continue in future periods at the same level as in the first quarter of 2010.
The increase in wireless devices handled through logistic services for the three months ended March 31, 2010 was primarily driven by an increase in wireless devices handled for our largest customer in Australia and New Zealand. Until the second quarter of 2009, our customer in New Zealand was previously served under a distribution agreement. The decrease in average fulfillment fee per unit was primarily due to an unfavorable mix of services provided compared to the same period in the prior year. The decrease in non-handset based logistic services revenue was primarily due to a decrease in repair services in India compared to the same period in the prior year.

	Three Months Ended March 31,
EMEA		% of		% of
(Amounts in 000s)	2010	Total	2009	Total	Change

REVENUE:
Distribution	$382,683	96%	$315,858	91%	21%
Logistic services	17,329	4%	32,444	9%	(47%)

Total	$400,012	100%	$348,302	100%	15%

WIRELESS DEVICES HANDLED :
Distribution	2,394	59%	1,875	66%	28%
Logistic services	1,675	41%	985	34%	70%

Total	4,069	100%	2,860	100%	42%

The following table presents the percentage changes in revenue for our EMEA division by service line for the three months ended March 31, 2010 compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
	Wireless devices	Average Selling	Non-handset based		Total Percentage
	handled	Price	revenue	Foreign Currency	Change in Revenue

Three months ended March 31, 2010:
Distribution	23%	(6%)	(5%)	9%	21%
Logistic services	6%	(11%)	(50%)	8%	(47%)
Total	22%	(7%)	(9%)	9%	15%
The increase in wireless devices sold through distribution for the three months ended March 31, 2010 was primarily due to an increase in units sold through our Middle East operation due to an expanded relationship with a device manufacturer and an increase in units sold at our Great Britain entity due to a new distribution agreement with a device manufacturer. We can give no assurances that the revenue generated as a result of this new distribution agreement in Great Britain will continue in future periods at the same level as in the first quarter of 2010. The decrease in average selling price for the three months ended March 31, 2010 was due to a shift in mix of wireless devices sold. The decrease in non-handset based distribution revenue was primarily due to a decrease in sales of non-handset based navigation devices in Germany.
The increase in wireless devices handled through logistic services and the decrease in average fulfillment fee per unit for the three months ended March 31, 2010 was driven by expanded services at our South Africa entity that have a lower fee structure than other services in the region. Non-handset based logistic services revenue for the three months ended March 31, 2010 decreased due to the change in the reporting of revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) as general inventory risk has been mitigated. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the first quarter 2009 revenue from these agreements been reported on a net basis, logistic services revenue for the EMEA division would have been approximately $15.7 million.
Gross Profit and Gross Margin

	Three Months Ended March 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Distribution	$33,630	47%	$25,466	42%	32%
Logistic services	38,549	53%	34,899	58%	10%

Gross profit	$72,179	100%	$60,365	100%	20%

Distribution	4.7%		4.2%		0.5	points
Logistic services	47.6%		40.2%		7.4	points
Gross margin	9.1%		8.8%		0.3	points

The 0.3 percentage point increase in gross margin for the three months ended March 31, 2010 was driven by a 7.4 percentage point increase in gross margin from our logistic services business and a 0.5 percentage point increase in gross margin from our distribution business.
The increase in gross profit and gross margin from distribution for the three months ended March 31, 2010 was driven by a favorable mix of wireless devices sold compared to the same period in the prior year.
The increase in gross profit from logistic services was primarily due to the increase in logistic services revenue in our North America operation discussed above. The increase in gross margin from logistic services for the three months ended March 31, 2010 was driven by the change in reporting of revenue from the sale of prepaid airtime in Sweden discussed above. Had the revenue from these agreements been reported on a net basis for the three months ended March 31, 2009, total gross margin would have been 9.0% and logistic services margin would have been 49.8%.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended
	March 31,
	2010	2009	Change
	(Amounts in 000s)
SG&A expenses	$56,656	$50,313	13%
The increase in SG&A expenses for the three months ended March 31, 2010 compared to the same periods in the prior year was primarily due to fluctuations in foreign currencies of $4.4 million. SG&A expenses for the first quarter of 2010 also include a $3.8 million expense related to the reinstatement of cash bonuses for staff and executives. Cash bonuses were suspended in the first half of 2009 for staff and for all of 2009 for executives as part of the 2009 Spending and Debt Reduction Plan. In 2009, we also suspended full year merit increases to base salaries and temporarily held down spending on other expenses such as travel and marketing.
SG&A expenses included $3.2 million of non-cash stock based compensation expense for the three months ended March 31, 2010 compared to $1.7 million for the same period in the prior year. The increase in non-cash stock based compensation for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due an incremental $1.5 million of additional stock based compensation expense as a result of discretionary awards of restricted stock units granted by our Board of Directors in February 2010. These awards vested on the grant date.
Amortization Expense
Amortization expense was $3.9 million for the three months ended March 31, 2010 compared to $3.7 million and for the same period in the prior year. The increase in amortization expense for the three months ended March 31, 2010 compared to the same period primarily relates to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $1.1 million for the three months ended March 31, 2010. The restructuring charge primarily consists of severance charges in connection with continued global entity consolidation and rationalization.
Restructuring charge was $5.1 million for the three months ended March 31, 2009. The restructuring charge primarily consisted of severance charges in connection with the global workforce reduction announced as part of the 2009 Spending and Debt Reduction Plan. We reduced our global workforce by approximately 150 positions during the first quarter of 2009.

Operating Income from Continuing Operations

	Three Months Ended March 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Americas	$13,218	126%	$12,795	NM	3%
Asia-Pacific	5,669	54%	2,866	NM	98%
EMEA	2,180	21%	(5,879)	NM	(137%)
Corporate	(10,568)	(101%)	(8,564)	NM	(23%)

Total	$10,499	100%	$1,218	100%	762%

NM = not meaningful
Operating Income as a Percent of Revenue by Division:

	Three Months Ended
	March 31,
	2010	2009	Change

Americas	8.5%	8.1%	0.4	points
Asia-Pacific	2.4%	1.6%	0.8	points
EMEA	0.5%	(1.7%)	2.2	points
Total	1.3%	0.2%	1.1	points
Operating income in our Americas division increased $0.4 million and 0.4 percentage points as a percent of revenue for the three months ended March 31, 2010 primarily due to increased operating profitability in our North America operations compared to the same period in the prior year.
Operating income in our Asia-Pacific division increased $2.8 million and 0.8 percentage points as a percent of revenue for the three months ended March 31, 2010 primarily due to improved profitability from a favorable mix of wireless devices sold to customers served by our Singapore business as well as incremental operating income from our expanded relationship in the region with a wireless device manufacturer.
Operating income in our EMEA division increased $8.1 million and 2.2 percentage points as a percent of revenue for the three months ended March 31, 2010 primarily due to incremental gross profit from the ramp-up of distribution agreements with major wireless device manufacturers in the Middle East and Great Britain, improved market conditions, as well as a reduction of restructuring charges compared to the same period in the prior year.
Operating loss from our corporate function increased $2.0 million for the three months ended March 31, 2010 primarily due to an incremental $1.5 million of additional stock based compensation expense as a result of discretionary awards of restricted stock units granted by our Board of Directors in February 2010 as well as the reinstatement of cash bonuses for staff and executives that were previously avoided as part of the 2009 Spending and Debt Reduction Plan.

Interest, net
The components of interest, net are as follows:

	Three Months Ended
	March 31,
	2010	2009	Change
	(Amounts in 000s)
Interest expense	$2,162	$2,630	(18%)
Interest income	(372)	(324)	15%

Interest, net	$1,790	$2,306	(22%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to lower interest rates on our Eurodollar denominated debt compared to the same period in the prior year. The average Euro-based LIBOR rate in the first quarter of 2010 was 0.4% compared to 1.7% for the same period in prior year.
Other (Income) Expense
Other income was $0.2 million for the three months ended March 31, 2010 compared to other expense of $2.3 million for the same period in the prior year. The fluctuation was primarily due to a significant reduction in foreign currency losses.
Income Tax Expense (Benefit)

	Three Months Ended
	March 31,
	2010	2009	Change
	(Amounts in 000s)
Income tax expense (benefit)	$4,222	$(1,278)	(430%)
Effective tax rate	47.2%	37.6%	9.6	points
Income tax expense for the three months ended March 31, 2010 was $4.2 million compared to income tax benefit of $1.3 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized as well as $0.9 million of other income tax expense related to income tax return to provision adjustments.
Excluding these charges, the effective income tax rate for the three months ended March 31, 2010 was 28.5%.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy business to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Italy business in the first quarter of 2010. Details of discontinued operations for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenue	$782	$22,020

Loss from discontinued operations before income taxes	$(3,342)	$(2,138)
Income tax expense (benefit)	—	(93)

Loss from discontinued operations	$(3,342)	$(2,045)

Gain on disposal from discontinued operations (1)	65	1,098

Total discontinued operations, net of income taxes	$(3,277)	$(947)

(1)	Gain on disposal of discontinued operations for the three months ended March 31, 2010 primarily relates to cumulative currency translation adjustments.
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

	March 31,	December 31,
(Amounts in 000s)	2010	2009	% Change

Unrestricted cash	$23,519	$80,536	(71%)
Unused borrowing availability	315,400	345,665	(9%)

Liquidity	$338,919	$426,201	(21%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $28.9 million remaining for potential share repurchases under our previously announced $105 million share repurchase program and investment opportunities for the remainder of 2010. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.
Total liquidity decreased by $87.3 million during the three month ended March 31, 2010. The primary cause of the decrease of liquidity was the use of $61.3 million to repurchase shares of common stock primarily under our previously announced $105 million share repurchase program, the use of approximately $30 million due to the expiration of more favorable temporary payment terms effective in late 2009 for some key vendors in our EMEA division, and the use of approximately $6 million for working capital requirements as a result of increased distribution business in India.

Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Three Months Ended
	March 31,
	2010	2009	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(23,166)	$35,812	$(58,978)
Investing activities	(3,051)	(5,037)	1,986
Financing activities	(30,410)	(33,376)	2,966
Effect of exchange rate changes on cash and cash equivalents	(342)	(744)	402

Net increase (decrease) in cash and cash equivalents	$(56,969)	$(3,345)	$(53,624)

Net cash used by operating activities was $23.2 million for the three months ended March 31, 2010 compared to net cash provided of $35.8 million for the same period in the prior year. This change is primarily due to $66.9 million less cash provided by working capital compared to the same period in the prior year as a result of increased working capital needs for new distribution business in the Asia-Pacific region as well as the expiration of more favorable temporary payment terms effective in late 2009 for some key vendors in our EMEA division.
Net cash used for investing activities was $3.1 million for the three months ended March 31, 2010 compared to $5.0 million for the same period in the prior year. Cash used for investing activities primarily relates to capital expenditures.
Net cash used in financing activities was $30.4 million for the three months ended March 31, 2010 compared to $33.4 million for the same period in the prior year. Financing activities for the three months ended March 31, 2010 include $61.3 million of cash used for the purchase of treasury stock, which was partially offset by $30.2 million of borrowings from our revolving Global Credit Facility primarily to fund the repurchases. During the same period in the prior year, we repaid $33.8 million on term loans as a result of debt reduction initiatives in 2009.
Approximately $94.2 million of our debt outstanding at March 31, 2010 is borrowings on our Global Term Loans. We do not have to make any required principal payments on these borrowings until September 2011.
Cash Conversion Cycle
A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

	Three Months Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
Days sales outstanding in accounts receivable	25	33	25
Days inventory on-hand	23	30	22
Days payable outstanding	(37)	(48)	(41)

Cash Conversion Cycle Days	11	15	6

For the three months ended March 31, 2010, the cash conversion cycle decreased to 11 days from 15 days for the same period in the prior year. Days inventory on hand for the three months ended March 31, 2010 decreased 7 days and days sales outstanding in accounts receivables decreased 8 days from the same period in the prior year. These decreases were partially offset by a decrease in days payable outstanding of 11 days. The decrease in days inventory on hand was primarily due to increased business through our Singapore and Hong Kong operations compared to the same period in the prior year as well as a reduction in inventory on hand as a result of the loss of a significant customer of our Colombia operation. Our Singapore and Hong Kong businesses have lower working capital requirements than the rest of our operations. The decrease in days sales outstanding was primarily due to an improvement in payment terms from customers in our EMEA division. The decrease in days payable outstanding was primarily due to a decrease in our Americas division as a result of lower inventory purchases as compared to the same period in the prior year. The lower inventory purchases are caused by the loss of a significant customer in Colombia.
Borrowings
The table below summarizes the borrowing capacity that was available to us as of March 31, 2010 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$94,242	$94,242	$—	$—
Global Credit Facility	300,000	25,748	820	273,432
Other	46,500	4,532	2,214	41,968

Total	$440,742	$124,522	$3,034	$315,400

We had $2.2 million of guarantees that do not impact our net availability.
At March 31, 2010 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense.

	Global Credit	Company ratio at
Ratio	Facility covenant	March 31, 2010

Maximum leverage ratio	Not to exceed 3.0:1.0	1.2:1.0

Minimum interest coverage ratio	Not below 4.0:1.0	15.7:1.0
We believe that we will continue to be in compliance with our debt covenants for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Dollar
			Total Number of	Value of Shares
			Shares purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
	Shares Purchased	per Share	or Programs	Programs
January 1, 2010 — January 31, 2010	9,247,266	$6.20	9,247,266	$31,216,324
February 1, 2010 — February 28, 2010	335,938	$6.94	334,304	$28,896,928
March 1, 2010 — March 31, 2010	—	—	—	$28,896,928
Total	9,583,204	$6.23	9,581,570	$28,896,928
On July 28, 2009 our Board of Directors approved the repurchase of up to $50 million of our common shares under a share repurchase program with an expiration date of July 31, 2011. On January 11, 2010 we announced that the Board of Directors approved the increase of the previously announced share repurchase plan by $30 million, allowing aggregate share repurchases of up to $80 million. On February 22, 2010, the Company’s Board of Directors approved the increase of the share repurchase program by $25 million, allowing aggregate share repurchases of up to $105 million.
As of March 31, 2010, the Company has repurchased 12,732,364 shares at a weighted average price of $5.98 per share under the share repurchase program.

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Amendment No. 1 dated as of January 4, 2010 to the Employment Agreement between Brightpoint Australia Pty Ltd. And Raymond Bruce Thomlinson (1)

10.2	Employment Agreement dated as of January 4, 2010 between the Company and Anurag Gupta (1)

10.3	Relocation Agreement dated as of January 4, 2010 between the Company and Anurag Gupta (1)

10.4	Agreement of Purchase and Sale, dated as of January 11, 2010 by and among Brightpoint, Inc. and Partner Escrow Holding A/S. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Cautionary Statements (2)

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 8, 2010

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: May 5, 2010	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 5, 2010	/s/ Vincent Donargo
Vincent Donargo
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)