Form 10-Q
period 2010-06-30
BRIGHTPOINT INC
filed 2010-08-04
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
1-12845
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
The number of shares of Common Stock outstanding as of August 2, 2010: 69,913,518

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue
Distribution revenue	$713,079	$616,700	$1,427,448	$1,218,645
Logistic services revenue	75,541	90,961	156,458	177,749

Total revenue	788,620	707,661	1,583,906	1,396,394

Cost of revenue
Cost of distribution revenue	679,235	596,077	1,359,974	1,172,556
Cost of logistic services revenue	38,385	51,530	80,754	103,419

Total cost of revenue	717,620	647,607	1,440,728	1,275,975

Gross profit	71,000	60,054	143,178	120,419

Selling, general and administrative expenses	53,697	48,738	110,353	99,052
Amortization expense	3,631	3,905	7,524	7,653
Restructuring charge	704	3,735	1,834	8,821

Operating income from continuing operations	12,968	3,676	23,467	4,893

Interest, net	1,906	2,416	3,696	4,722
Other income	(137)	(3,623)	(376)	(1,308)

Income from continuing operations before income taxes	11,199	4,883	20,147	1,479

Income tax expense	3,930	1,737	8,152	459

Income from continuing operations	7,269	3,146	11,995	1,020

Discontinued operations, net of income taxes:
Loss from discontinued operations	(5,112)	(550)	(8,455)	(2,595)
Gain (loss) on disposal of discontinued operations	835	(2,429)	900	(1,331)

Total discontinued operations, net of income taxes	(4,277)	(2,979)	(7,555)	(3,926)

Net income (loss) attributable to common shareholders	$2,992	$167	$4,440	$(2,906)

Earnings per share attributable to common shareholders — basic:
Income from continuing operations	$0.10	$0.04	$0.17	$0.01
Discontinued operations, net of income taxes	(0.06)	(0.04)	(0.11)	(0.05)

Net income (loss)	$0.04	$0.00	$0.06	$(0.04)

Earnings per share attributable to common shareholders — diluted:
Income from continuing operations	$0.10	$0.04	$0.17	$0.01
Discontinued operations, net of income taxes	(0.06)	(0.04)	(0.11)	(0.05)

Net income (loss)	$0.04	$0.00	$0.06	$(0.04)

Weighted average common shares outstanding:
Basic	69,662	79,235	70,168	79,150

Diluted	70,432	81,730	71,159	81,591

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,885	$81,050
Accounts receivable (less allowance for doubtful accounts of $11,195 in 2010 and $12,205 in 2009)	310,378	382,973
Inventories	177,387	212,909
Other current assets	64,258	76,656

Total current assets	569,908	753,588

Property and equipment, net	79,763	82,328
Goodwill	51,779	51,877
Other intangibles, net	78,609	98,136
Other assets	28,238	28,062

Total assets	$808,297	$1,013,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,151	$486,584
Accrued expenses	109,261	118,552

Total current liabilities	449,412	605,136

Long-term liabilities:
Lines of credit, long-term	30,949	—
Long-term debt	90,564	97,017
Other long-term liabilities	30,482	34,911

Total long-term liabilities	151,995	131,928

Total liabilities	601,407	737,064

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 90,345 issued in 2010 and 89,293 issued in 2009	903	893
Additional paid-in-capital	637,453	631,027
Treasury stock, at cost, 20,343 shares in 2010 and 10,309 shares in 2009	(148,126)	(84,639)
Retained deficit	(281,652)	(286,092)
Accumulated other comprehensive income (loss)	(1,688)	15,738

Total shareholders’ equity	206,890	276,927

Total liabilities and shareholders’ equity	$808,297	$1,013,991

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating activities
Net income (loss)	$4,440	$(2,906)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,491	16,998
Non-cash compensation	5,577	3,334
Restructuring charge	1,834	9,607
Change in deferred taxes	2,670	(2,820)
Other non-cash	1,114	288

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	45,778	154,183
Inventories	18,313	99,826
Other operating assets	1,590	1,837
Accounts payable and accrued expenses	(117,487)	(178,466)

Net cash provided by (used in) operating activities	(18,680)	101,881

Investing activities
Capital expenditures	(9,686)	(8,882)
Decrease (increase) in other assets	292	(745)

Net cash used in investing activities	(9,394)	(9,627)

Financing Activities
Net proceeds from (repayments on) lines of credit	32,535	(1,536)
Repayments on Global Term Loans	—	(75,752)
Deferred financing costs paid	—	(392)
Purchase of treasury stock	(63,487)	(399)
Deficient tax benefit from equity based compensation	(518)	(993)
Proceeds from common stock issuances under employee stock option plans	1,291	—

Net cash used in financing activities	(30,179)	(79,072)

Effect of exchange rate changes on cash and cash equivalents	(4,912)	7,007

Net increase (decrease) in cash and cash equivalents	(63,165)	20,189
Cash and cash equivalents at beginning of period	81,050	57,226

Cash and cash equivalents at end of period	$17,885	$77,415

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income from continuing operations attributable to common shareholders	$7,269	$3,146	$11,995	$1,020

Discontinued operations, net of income taxes	(4,277)	(2,979)	(7,555)	(3,926)

Net income (loss) attributable to common shareholders	$2,992	$167	$4,440	$(2,906)

Earnings per share — basic:
Income from continuing operations attributable to common shareholders	$0.10	$0.04	$0.17	$0.01

Discontinued operations, net of income taxes	(0.06)	(0.04)	(0.11)	(0.05)

Net income (loss) attributable to common shareholders	$0.04	$0.00	$0.06	$(0.04)

Earnings per share — diluted:
Income from continuing operations attributable to common shareholders	$0.10	$0.04	$0.17	$0.01

Discontinued operations, net of income taxes	(0.06)	(0.04)	(0.11)	(0.05)

Net income (loss) attributable to common shareholders	$0.04	$0.00	$0.06	$(0.04)

Weighted average shares outstanding for basic earnings per share	69,662	79,235	70,168	79,150
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	770	2,495	991	2,441

Weighted average shares outstanding for diluted earnings per share	70,432	81,730	71,159	81,591

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASC update No. 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC Update No. 2009-13 is not expected to have any impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which was codified under ASC update No. 2009-16, Transfers and Servicing, (“ASC Update No. 2009-16”). The update amended ASC Topic 860 to improve the disclosures that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This update is effective January 1, 2010 and must be applied to transfers occurring on or after the effective date. The pronouncement had no effect on the Company’s consolidated financial statements.
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands, net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	$2,992	$167	$4,440	$(2,906)
Unrealized gain on derivative instruments:
Net gain (loss) arising during period	(700)	691	(107)	668
Reclassification adjustment for losses included in net income	—	(128)	—	(128)
Pension benefit obligation	—	(248)	—	(248)
Foreign currency translation:
Net loss arising during period	(14,214)	18,584	(19,335)	10,371
Reclassification adjustment for gains included in net income	824	(739)	2,016	(1,683)

Comprehensive income (loss)	$(11,098)	$18,327	$(12,986)	$6,074

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company holds the following types of derivatives at June 30, 2010 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At June 30, 2010, a hedging relationship exists related to $50.0 million of the Company’s variable rate debt. These swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from July 1, 2010 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $0.2 million and $0.3 million for the three and six months ended June 30, 2010.
The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized loss associated with the effective portion of these contracts included in other comprehensive income was approximately $0.9 million and $0.4 million for the three and six months ended June 30, 2010, all of which is expected to be reclassified into earnings within the next 12 months.
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $2.9 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $0.9 million included in “Other current assets” in the Consolidated Balance Sheets as well as a liability of $1.6 million included in “Accrued expenses” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at June 30, 2010 and December 31, 2009, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at June 30, 2010 and December 31, 2009 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of June 30, 2010 and December 31, 2009, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	June 30, 2010	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$925	$—	$925

Financial instruments classified as liabilities
Interest rate swaps	$2,886	$—	$2,886
Forward foreign currency contracts	1,619	—	1,619

	Balance at	Quoted prices in	Significant other
	December 31,	active markets	observable inputs
	2009	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$499	$—	$499

Financial instruments classified as liabilities
Interest rate swaps	$3,417	$—	$3,417
Forward foreign currency contracts	469	—	469
2. Restructuring
The restructuring reserve balance as of December 31, 2009 was $6.0 million, which related to severance payments to be made as part of the global workforce reduction initiative included in the 2009 Spending and Debt Reduction Plan. The most significant reductions in the reserve were made in the Europe, Middle East and Africa (EMEA) division due to payments made related to the Company’s centralization and consolidation of services for the entities in that region. Reserve activity for the six months ended June 30, 2010 for continuing operations is as follows (in thousands):

		Lease
	Employee	Termination
	Terminations	Costs	Total
Balance at December 31, 2009	$5,634	$—	$5,634

Restructuring charge	1,733	101	1,834
Cash usage	(3,584)	(101)	(3,685)
Foreign currency translation	(380)	—	(380)

Balance at June 30, 2010	$3,403	$—	$3,403

Restructuring charge was $1.8 million for the six months ended June 30, 2010. The restructuring charge consists of the following:
•	$1.7 million of severance charges in connection with additional workforce reduction that was included as part of the Company’s previously announced 2009 Spending and Debt Reduction Plan.

•	$0.1 million of charges for the termination of an operating lease for our facility in Austria.
The Company continues to focus on optimizing the operating and financial structure of its EMEA division, which will result in additional opportunities to improve financial performance in this region. A main strategic component of this plan revolves around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA region into a Shared Services Center. Both of these initiatives could result in future reductions in workforce that would result in additional restructuring charges.
3. Income Taxes
Income tax expense was $3.9 million and $8.2 million for the three and six months ended June 30, 2010 compared to income tax expense of $1.7 million and $0.5 million for the same periods in the prior year.
Income tax expense for the three months ended June 30, 2010 included $0.3 million of income tax expense related to discrete income tax expenses.
Income tax expense for the six months ended June 30, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized as well as $1.1 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses.
Excluding these charges, the effective income tax rate for the three and six months ended June 30, 2010 was 32.7% and 30.9%.
4. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy and France to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010 and its France operation in the third quarter of 2009. There were no material impairments of tangible or intangible assets related to these discontinued operations. Discontinued operations for the three and six months ended June 30, 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$—	$15,794	$798	$37,814

Loss from discontinued operations before income taxes	$(5,147)	$(14)	$(8,490)	$(1,966)

Income tax expense (benefit)	35	(536)	35	(629)

Loss from discontinued operations	$(5,112)	$(550)	$(8,455)	$(2,595)

Gain (loss) on disposal from discontinued operations (1)	835	(2,429)	900	(1,331)

Total discontinued operations, net of income taxes	$(4,277)	$(2,979)	$(7,555)	$(3,926)

(1)	Gain (loss) on disposal of discontinued operations for the three and six months ended June 30, 2010 primarily relates to cumulative currency translation adjustments.

5. Borrowings
At June 30, 2010, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of June 30, 2010 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$90,564	$90,564	$—	$—
Global Credit Facility	300,000	17,040	757	282,203
Other	46,500	13,909	2,096	32,591

Total	$437,064	$121,513	$2,853	$314,794

The Company had $2.1 million of guarantees that do not impact the Company’s net availability.
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
7. Operating Segments
The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the provision of logistic services and/or the distribution of wireless devices and accessories. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and six months ended June 30, 2010 and 2009:

				Corporate and
	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

Three Months Ended June 30, 2010:
Distribution revenue	$96,824	$193,246	$423,009	$—	$713,079
Logistic services revenue	51,326	7,402	16,813	—	75,541

Total revenue from external customers	$148,150	$200,648	$439,822	$—	$788,620

Income (loss) from continuing operations before income taxes	$11,638	$5,310	$4,977	$(10,726)	$11,199
Depreciation and amortization	2,599	467	4,990	479	8,535
Capital expenditures	1,581	326	2,655	682	5,244

Three Months Ended June 30, 2009:
Distribution revenue	$102,537	$188,851	$325,312	$—	$616,700
Logistic services revenue	44,869	7,598	38,494	—	90,961

Total revenue from external customers	$147,406	$196,449	$363,806	$—	$707,661

Income (loss) from continuing operations before income taxes	$14,510	$5,348	$(4,113)	$(10,862)	$4,883
Depreciation and amortization	2,422	537	5,097	429	8,485
Capital expenditures	1,474	1,316	940	774	4,504

Six Months Ended June, 30 2010:
Distribution revenue	$196,730	$425,026	$805,692	$—	$1,427,448
Logistic services revenue	107,114	15,203	34,141	—	156,458

Total revenue from external customers	$303,844	$440,229	$839,833	$—	$1,583,906

Income (loss) from continuing operations before income taxes	$24,245	$10,416	$5,754	$(20,268)	$20,147
Depreciation and amortization	5,352	1,023	9,997	920	17,292
Capital expenditures	2,973	416	4,422	1,875	9,686

Six Months Ended June 30, 2009:
Distribution revenue	$213,839	$363,635	$641,171	$—	$1,218,645
Logistic services revenue	90,965	15,845	70,939	—	177,749

Total revenue from external customers	$304,804	$379,480	$712,110	$—	$1,396,394

Income (loss) from continuing operations before income taxes	$24,445	$7,602	$(11,763)	$(18,805)	$1,479
Depreciation and amortization	5,354	944	9,628	814	16,740
Capital expenditures	3,037	1,509	2,740	1,596	8,882
Additional segment information is as follows (in thousands):

	June 30, 2010	December 31, 2009
	(Unaudited)
Total segment assets:
Americas	$213,322	$244,103
Asia-Pacific	138,125	199,357
EMEA	438,146	550,258
Corporate	18,704	20,273

	$808,297	$1,013,991

8. Legal Proceedings and Contingencies
LN Eurocom
On June 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.1 million as of June 30, 2010). Smartphone disputes this claim and intends to vigorously defend this matter.
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
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.2 million as of June 30, 2010). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway has filed its appeal of this determination by the initiation of court proceedings to a higher authority. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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
Drillisch
On January 29, 2010, Drillisch AG (“Drillisch”) commenced litigation against Brightpoint Germany GmbH (“Brightpoint Germany”) with the Krefeld District Court seeking approximately EUR 1.8 million (approximately

$2.2 million as of June 30, 2010) in damages. Drillisch claims Brightpoint Germany failed to provide Drillisch credits for Brightpoint Germany’s alleged failure to achieve certain outbound shipping service levels it claims Brightpoint Germany owed to it and several of its affiliates in connection with Brightpoint Germany’s performance of logistics services. Brightpoint Germany disputes this claim and intends to vigorously defend this matter.
DiBardi/Bardi/Fortis
In July 2009, Fortis Commercial Finance, SPA (“Fortis”) commenced proceedings against Brightpoint Italy, Srl (“Brightpoint Italy”) in the Courts of Milan, Italy. Fortis sought a declaration of debt and an injunction decree requiring precautionary payment by Brightpoint Italy Srl in the amount of EUR 840,000 (approximately $1.0 million as of June 30, 2010). Fortis claims that Brightpoint Italy failed to pay amounts owed under a supply agreement with Di Bardi, Srl (“DiBardi”) and that this debt claim was then assigned by DeBardi to Fortis. In April 2010 the Courts of Milan ruled in favor of Fortis on its claim for precautionary payment ahead of a hearing on the merits. At the current time, Fortis’ claim for precautionary payment is fully enforceable against Brightpoint Italy but has not been paid. A hearing on the merits of the claim is scheduled for December 2010 and Brightpoint Italy intends to vigorously defend this matter.

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
Consolidated revenue for the three and six months ended June 30, 2010 increased 11% and 13% compared to the same periods in the prior year. Consolidated revenue was $788.6 million and $1.6 billion for the three and six months ended June 30, 2010. The increase was primarily driven by an 18% and 20% increase in wireless devices handled. Revenue increased in our EMEA and Asia-Pacific divisions as a result of expanded distribution relationships with wireless device manufacturers.
During the second quarter of 2010, we incurred $0.7 million of restructuring costs which were primarily related to the global workforce reduction plan that was included as part of the 2009 Spending and Debt Reduction Plan.
SG&A expenses totaled $53.7 million and $110.4 million for the three and six months ended June 30, 2010, which is an increase of $5.0 million and $11.3 million from the same periods in the prior year. The primary reason for the increase in SG&A expenses is due to the reinstatement of previously avoided expenses that had been temporarily suspended as part of our 2009 Spending and Debt Reduction Plan. In 2009, the Company suspended first half staff bonuses, full year merit increases, executive cash bonuses, and temporarily held down spending on other expenses such as travel and marketing. SG&A expenses were also higher by $0.6 million and $5.0 million for the three and six months ended June 30, 2010 compared to the same periods in the prior year due to fluctuations in foreign currencies.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended June 30,
		% of		% of
	2010	Total	2009	Total	Change

	(Amounts in 000s)
Distribution revenue
Americas	$96,824	14%	$102,537	17%	(6)%
Asia-Pacific	193,246	27%	188,851	31%	2%
EMEA	423,009	59%	325,312	52%	30%

Total	$713,079	100%	$616,700	100%	16%

Logistic services revenue
Americas	$51,326	68%	$44,869	49%	14%
Asia-Pacific	7,402	10%	7,598	8%	(3)%
EMEA	16,813	22%	38,494	43%	(56)%

Total	$75,541	100%	$90,961	100%	(17)%

Total revenue
Americas	$148,150	19%	$147,406	21%	1%
Asia-Pacific	200,648	25%	196,449	28%	2%
EMEA	439,822	56%	363,806	51%	21%

Total	$788,620	100%	$707,661	100%	11%

	Three Months Ended June 30,
		% of		% of
	2010	Total	2009	Total	Change

	(Amounts in 000s)
Wireless devices sold through distribution
Americas	635	14%	710	18%	(11)%
Asia-Pacific	1,322	29%	1,418	36%	(7)%
EMEA	2,565	57%	1,843	46%	39%

Total	4,522	100%	3,971	100%	14%

Wireless devices handled through logistic services
Americas	15,597	88%	13,005	88%	20%
Asia-Pacific	609	3%	593	4%	3%
EMEA	1,566	9%	1,258	8%	25%

Total	17,772	100%	14,856	100%	20%

Total wireless devices handled
Americas	16,232	73%	13,715	73%	18%
Asia-Pacific	1,931	9%	2,011	11%	(4)%
EMEA	4,131	18%	3,101	16%	33%

Total	22,294	100%	18,827	100%	18%

	Six Months Ended June 30,
		% of		% of
	2010	Total	2009	Total	Change

	(Amounts in 000s)
Distribution revenue
Americas	$196,730	14%	$213,839	18%	(8)%
Asia-Pacific	425,026	30%	363,635	30%	17%
EMEA	805,692	56%	641,171	52%	26%

Total	$1,427,448	100%	$1,218,645	100%	17%

Logistic services revenue
Americas	$107,114	68%	$90,965	51%	18%
Asia-Pacific	15,203	10%	15,845	9%	(4)%
EMEA	34,141	22%	70,939	40%	(52)%

Total	$156,458	100%	$177,749	100%	(12)%

Total revenue
Americas	$303,844	19%	$304,804	22%	0%
Asia-Pacific	440,229	28%	379,480	27%	16%
EMEA	839,833	53%	712,110	51%	18%

Total	$1,583,906	100%	$1,396,394	100%	13%

	Six Months Ended June 30,
		% of		% of
	2010	Total	2009	Total	Change

	(Amounts in 000s)
Wireless devices sold through distribution
Americas	1,271	14%	1,505	18%	(16)%
Asia-Pacific	2,796	31%	3,028	37%	(8)%
EMEA	4,961	55%	3,718	45%	34%

Total	9,028	100%	8,251	100%	9%

Wireless devices handled through logistic services
Americas	31,236	87%	25,874	89%	21%
Asia-Pacific	1,295	4%	1,037	4%	25%
EMEA	3,240	9%	2,243	7%	44%

Total	35,771	100%	29,154	100%	23%

Total wireless devices handled
Americas	32,507	73%	27,379	73%	19%
Asia-Pacific	4,091	9%	4,065	11%	1%
EMEA	8,201	18%	5,961	16%	38%

Total	44,799	100%	37,405	100%	20%

The following table presents the percentage changes in revenue for the three and six months ended June 30, 2010 by service line compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
					Non-			Total
	Wireless		Average		handset			Percentage
	devices		Selling		based		Foreign	Change in
	handled	(1)	Price	(2)	revenue	(3)	Currency	Revenue

Three months ended June 30, 2010:
Distribution	17%		3%		(3)%		(1)%	16%
Logistic services	6%		(5)%		(18)%		0%	(17)%
Total	15%		2%		(5)%		(1)%	11%

Six months ended June 30, 2010:
Distribution	12%		6%		(3)%		2%	17%
Logistic services	6%		(4)%		(15)%		1%	(12)%
Total	11%		4%		(4)%		2%	13%

(1)	Handset-based volume represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Three Months Ended June 30,					Six Months Ended June 30,
Americas		% of		% of			% of		% of
(Amounts in 000’s)	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change

REVENUE:
Distribution	$96,824	65%	$102,537	70%	(6)%	$196,730	65%	$213,839	70%	(8)%
Logistic services	51,326	35%	44,869	30%	14%	107,114	35%	90,965	30%	18%

Total	$148,150	100%	$147,406	100%	1%	$303,844	100%	$304,804	100%	0%

WIRELESS DEVICES HANDLED :
Distribution	635	4%	710	5%	(11)%	1,271	4%	1,505	5%	(16)%
Logistic services	15,597	96%	13,005	95%	20%	31,236	96%	25,874	95%	21%

Total	16,232	100%	13,715	100%	18%	32,507	100%	27,379	100%	19%

The following table presents the percentage changes in revenue for our Americas division by service line for the three and six months ended June 30, 2010 compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended June 30, 2010:
Distribution	(10)%	5%	(1)%	0%	(6)%
Logistic services	10%	(3)%	7%	0%	14%
Total	(4)%	3%	2%	0%	1%

Six months ended June 30, 2010:
Distribution	(14)%	8%	(2)%	0%	(8)%
Logistic services	9%	(1)%	10%	0%	18%
Total	(7)%	5%	2%	0%	0%
The decrease in wireless devices sold through distribution for the three and six months ended June 30, 2010 was driven by the loss of a significant customer in Colombia during the third quarter of 2009. The increase in distribution average selling price for the three and six months ended June 30, 2010 was driven by a shift in mix to smartphones compared to the same periods in the prior year.
The increase in wireless devices handled through logistic services for the three and six months ended June 30, 2010 was primarily driven by increased demand for prepaid and fixed-fee wireless subscriptions (the primary product offering of certain Brightpoint logistics services customers), new market entry of incumbent customers, expanded service offerings, and the addition of new logistics services customers. The increase in non-handset based logistic services revenue for the three and six months ended June 30, 2010 was primarily due to an increase in services billed compared to the same periods in the prior year.

	Three Months Ended June 30,					Six Months Ended June 30,
Asia-Pacific		% of		% of			% of		% of
(Amounts in 000’s)	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change

REVENUE:
Distribution	$193,246	96%	$188,851	96%	2%	$425,026	97%	$363,635	96%	17%
Logistic services	7,402	4%	7,598	4%	(3)%	15,203	3%	15,845	4%	(4)%

Total	$200,648	100%	$196,449	100%	2%	$440,229	100%	$379,480	100%	16%

WIRELESS DEVICES HANDLED :
Distribution	1,322	68%	1,418	71%	(7)%	2,796	68%	3,028	74%	(8)%
Logistic services	609	32%	593	29%	3%	1,295	32%	1,037	26%	25%

Total	1,931	100%	2,011	100%	(4)%	4,091	100%	4,065	100%	1%

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three and six months ended June 30, 2010 compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended June 30, 2010:
Distribution	(14)%	12%	2%	2%	2%
Logistic services	(2)%	(17)%	13%	3%	(3)%
Total	(14)%	11%	2%	3%	2%

Six months ended June 30, 2010:
Distribution	(11)%	22%	2%	4%	17%
Logistic services	6%	(17)%	3%	4%	(4)%
Total	(11)%	21%	2%	4%	16%
The decrease in wireless devices sold through distribution in our Asia-Pacific division for the three and six months ended June 30, 2010 was primarily driven by decreased volume of devices sold to customers served by our Singapore business as a result of a reduction of purchases from a significant supplier. The reduction in sales was due to many factors including: foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and the supplier has experienced management and organizational changes, resulting in de-emphasizing distribution from our Singapore operations and lowering, or eventually eliminating, its allocation of saleable products to us.
Revenue from sales of wireless devices handled in Singapore for this supplier were approximately $70.0 million and 747,000 for the second quarter of 2010 compared to approximately $125.0 million and 1.1 million for the second quarter of 2009. Sales and wireless devices handled in Singapore for this supplier were approximately $175.4 million and 1.6 million for the first six months of 2010 compared to approximately $228.4 million and 2.4 million for the first six months of 2009. Revenue from sales of devices in Singapore for this supplier was approximately $24 million for July 2010. We can give no assurances revenue and wireless devices handled for this wireless device supplier in Singapore will return to historical levels in future periods. In 2009, we began expanding relationships with other manufacturers and we continue to diversify our business within the Asia-Pacific region in an attempt to mitigate the risk in future periods of excess concentration of business with a limited number of suppliers. There is no certainty we will be successful in replacing the declining sales of devices from our primary supplier in our Singapore operation. Other Brightpoint operations have not experienced similar declines in revenue and wireless devices handled for this supplier.
The decrease in revenue from the decrease in wireless devices sold was offset by an increase in average selling price, which was driven by a shift in mix to smartphones due to higher demand and availability of these devices compared to the same period in the prior year as well as an expanded relationship in the region with a wireless device manufacturer. We can give no assurances that the revenue generated as a result of this expanded relationship in the region will continue in future periods at the same level as in the first half of 2010.
The increase in wireless devices handled through logistic services for the six months ended June 30, 2010 was primarily driven by an increase in wireless devices handled for our largest customer in Australia and New Zealand. Until the second quarter of 2009, our customer in New Zealand was previously served under a distribution agreement. The decrease in average fulfillment fee per unit for the three and six months ended June 30, 2010 was primarily due to an unfavorable mix of services provided compared to the same periods in the prior year. The increase in non-handset based logistic services revenue was primarily due to an increase in services billed compared to the same period in the prior year.

	Three Months Ended June 30,					Six Months Ended June 30,
EMEA		% of		% of			% of		% of
(Amounts in 000’s)	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change

REVENUE:
Distribution	$423,009	96%	$325,312	89%	30%	$805,692	96%	$641,171	90%	26%
Logistic services	16,813	4%	38,494	11%	(56)%	34,141	4%	70,939	10%	(52)%

Total	$439,822	100%	$363,806	100%	21%	$839,833	100%	$712,110	100%	18%

WIRELESS DEVICES HANDLED :
Distribution	2,565	62%	1,843	59%	39%	4,961	61%	3,718	62%	34%
Logistic services	1,566	38%	1,258	41%	25%	3,240	39%	2,243	38%	44%

Total	4,131	100%	3,101	100%	33%	8,201	100%	5,961	100%	38%

The following table presents the percentage changes in revenue for our EMEA division by service line for the three and six months ended June 30, 2010 compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended June 30, 2010:
Distribution	43%	(3)%	(6)%	(4)%	30%
Logistic services	2%	(4)%	(54)%	0%	(56)%
Total	39%	(3)%	(11)%	(4)%	21%

Six months ended June 30, 2010:
Distribution	34%	(5)%	(5)%	2%	26%
Logistic services	4%	(5)%	(52)%	1%	(52)%
Total	31%	(5)%	(10)%	2%	18%
The increase in wireless devices sold through distribution for the three and six months ended June 30, 2010 was primarily due to an increase in units sold through our Middle East operation due to an expanded relationship with a device manufacturer and an increase in units sold at our Great Britain entity due to a new distribution agreement with a device manufacturer that began in the third quarter of 2009. We can give no assurances that the revenue generated as a result of this new distribution agreement in Great Britain will continue in future periods at the same level as in the first half of 2010. The decrease in average selling price for the three and six months ended June 30, 2010 was due to a shift in mix of wireless devices sold. The decrease in non-handset based distribution revenue was primarily due to a decrease in sales of non-handset based navigation devices compared to the same periods in the prior year.
The increase in wireless devices handled through logistic services and the decrease in average fulfillment fee per unit for the three and six months ended June 30, 2010 was driven by expanded services at our South Africa entity that have a lower fee structure than other services in the region. Non-handset based logistic services revenue for the three and six months ended June 30, 2010 decreased due to the change in the reporting of revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) as general inventory risk has been mitigated. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the revenue from these agreements been reported on a net basis, logistic services revenue for the EMEA division would have been approximately $18.9 million and $34.6 million for the three and six months ended June 30, 2009.
Gross Profit and Gross Margin

	Three Months Ended June 30,					Six Months Ended June 30,
		% of		% of			% of		% of
	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change
	(Amounts in 000s)					(Amounts in 000s)
Distribution	$33,844	48%	$20,623	34%	64%	$67,474	47%	$46,089	38%	46%
Logistic services	37,156	52%	39,431	66%	(6%)	75,704	53%	74,330	62%	2%

Gross Profit	$71,000	100%	$60,054	100%	18%	$143,178	100%	$120,419	100%	19%

Distribution	4.7%		3.3%		1.4 points	4.7%		3.8%		0.9 points
Logistic services	49.2%		43.3%		5.9 points	48.4%		41.8%		6.6 points
Gross Margin	9.0%		8.5%		0.5 points	9.0%		8.6%		0.4 points
The 0.5 percentage point increase in gross margin for the three months ended June 30, 2010 compared to the same period in the prior year was driven by a 5.9 percentage point increase in gross margin from our logistic services business and a 1.4 percentage point increase in gross margin from our distribution business. The 0.4 percentage point increase in gross margin for the six months ended June 30, 2010 compared to the same period in the prior year was driven by a 6.6 percentage point increase in gross margin from our logistic services business and a 0.9 percentage point increase in gross margin from our distribution business. The increase in total gross margin is partially offset by a shift in mix of gross margin to distribution, which lowers total gross margin.
The increase in gross profit and gross margin from distribution for the three and six months ended June 30, 2010 was driven by a favorable mix of wireless devices sold compared to the same periods in the prior year as well as one-time charges in Spain and the Netherlands recorded in the second quarter of 2009 that did not recur.
The decrease in gross profit from logistic services for the three months ended June 30, 2010 was primarily due to a reduction in average fees received per wireless device handled in North America driven by a change in sales mix. The increase in gross margin from logistic services for the three months ended June 30, 2010 was driven by the change in reporting of revenue from the sale of prepaid airtime in Sweden discussed above. Had the revenue from these agreements been reported on a net basis for the three months ended June 30, 2009, total gross margin would have been 8.7% and logistic services margin would have been 55.3%. This decline in gross margin is primarily due to due to an unfavorable shift in the mix of services provided in our Americas and EMEA divisions.
The increase in gross profit from logistic services for the six months ended June 30, 2010 was primarily due to an increase in services provided in EMEA. The increase in gross margin from logistic services for the six months ended June 30, 2010 was driven by the change in reporting of revenue from the sale of prepaid airtime in Sweden discussed above. Had the revenue from these agreements been reported on a net basis for the six months ended June 30, 2009, total gross margin would have been 8.9% and logistic services margin would have been 52.6%.

Selling General and Administrative (SG&A) Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in 000s)			(Amounts in 000s)
SG&A expenses	$53,697	$48,738	(10%)	$110,353	$99,052	(11%)
The increase in SG&A expenses for the three and six months ended June 30, 2010 compared to the same periods in the prior year was primarily due to the reinstatement of cash bonuses for staff and executives. SG&A expenses for cash bonuses were $3.8 million and $7.6 million for the three and six months ended June 30, 2010. Cash bonuses were suspended in the first half of 2009 for staff and for all of 2009 for executives as part of the 2009 Spending and Debt Reduction Plan. In 2009, we also suspended full year merit increases to base salaries and temporarily held down spending on other expenses such as travel and marketing. SG&A expenses were also higher by $0.6 million and $5.0 million for the three and six months ended June 30, 2010 compared to the same period in the prior year due to fluctuations in foreign currencies.
SG&A expenses included $2.4 million and $5.6 million of non-cash stock based compensation expense for the three and six months ended June 30, 2010 compared to $1.6 million and $3.3 million for the same periods in the prior year. The increase in non-cash stock based compensation compared to the same periods in the prior year was primarily due to an incremental $1.5 million of additional stock based compensation expense resulting from discretionary awards of restricted stock units granted by our Board of Directors in February 2010. These awards vested on the grant date.
Amortization Expense
Amortization expense was $3.6 million and $7.5 million for the three and six months ended June 30, 2010 compared to $3.9 million and $7.7 million for the same periods in the prior year. The decrease in amortization expense for the three and six months ended June 30, 2010 compared to the same periods in the prior year is primarily due to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $0.7 million and $1.8 million for the three and six months ended June 30, 2010. The restructuring charge primarily consists of severance charges in connection with continued global entity consolidation and rationalization.
Restructuring charge was $3.7 million and $8.8 million for the three and six months ended June 30, 2009. The restructuring charge primarily consisted of severance charges in connection with the global workforce reduction announced as part of the 2009 Spending and Debt Reduction Plan.

Operating Income from Continuing Operations

	Three Months Ended June 30,					Six Months Ended June 30,
		% of		% of			% of		% of
	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change
	(Amounts in 000’s)					(Amounts in 000’s)
Americas	$12,360	95%	$11,697	NM	6%	$25,578	109%	$24,492	NM	4%
Asia-Pacific	5,029	39%	5,527	NM	(9%)	10,697	46%	8,393	NM	27%
EMEA	5,818	45%	(3,379)	NM	272%	7,997	34%	(9,257)	NM	186%
Corporate	(10,239)	(79%)	(10,169)	NM	1%	(20,805)	(89%)	(18,735)	NM	11%

Total	$12,968	100%	$3,676	100%	253%	$23,467	100%	$4,893	100%	380%

NM	=	not meaningful
Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Americas	8.3%	7.9%	0.4 points	8.4%	8.0%	0.4 points
Asia-Pacific	2.5%	2.8%	(0.3) points	2.4%	2.2%	0.2 points
EMEA	1.3%	(0.9%)	2.2 points	1.0%	(1.3%)	2.3 points
Total	1.6%	0.5%	1.1 points	1.5%	0.4%	1.1 points
Operating income in our Americas division increased $0.7 million and $1.1 million for the three and six months ended June 30, 2010 primarily due to increased operating profitability and a reduction in restructuring charges. The increase in operating income as a percent of revenue of 0.4 percentage points for the three and six months ended June 30, 2010 was driven by a shift in the mix of revenue due to an increase in logistic services revenue as well as a decrease in distribution revenue.
Operating income in our Asia-Pacific division decreased $0.5 million and 0.3 percentage points as a percent of revenue for the three months ended June 30, 2010 primarily driven by a reduction of sales in Singapore related to the reduction in purchases from a significant vendor discussed above. Operating income decreased $2.4 million due to the reduction of units purchased from this vendor. This decrease was partially offset by incremental operating income from our expanded relationship in the region with other wireless device manufacturers.
Operating income in our Asia-Pacific division increased $2.3 million and 0.2 percentage points as a percent of revenue for the six months ended June 30, 2010 primarily due to incremental operating income from our expanded relationships in the region with certain wireless device manufacturers, partially offset by a reduction of sales in Singapore related to the reduction in purchases from a significant vendor discussed above. The reduction in operating income related to the decrease in purchases from this vendor was $2.1 million for the six months ended June 30, 2010.
Operating income in our EMEA division increased $9.2 million and 2.2 percentage points as a percent of revenue for the three months ended June 30, 2010, and operating income increased $17.3 million and 2.3 percentage points as a percent of revenue for the six months ended June 30, 2010. The increases are primarily due to incremental gross profit in Great Britain and the Middle East related to new distribution agreements with wireless device manufacturers, increased profitability due to a favorable shift in wireless devices sold, improved market conditions, as well as a reduction of restructuring charges compared to the same periods in the prior year.
Operating loss from our corporate function increased $0.1 million for the three months ended June 30, 2010 due an increase in expenses in the second quarter of 2010 for costs that were previously avoided as part of the 2009 Spending and Debt Reduction Plan, such as the reinstatement of cash bonuses for staff and executives and travel, partially offset by a $2.1 million severance charge in the second quarter of 2009 for the departure of the Company’s President of the EMEA region.
Operating loss from our corporate function increased $2.1 million for the six months ended June 30, 2010 primarily due to an incremental $1.5 million of additional stock based compensation expense as a result of discretionary awards of restricted stock units granted by our Board of Directors in February 2010 and costs that were previously avoided as part of the 2009 Spending and Debt Reduction Plan, such as the reinstatement of cash bonuses for staff and executives and travel. These increases were partially offset by a $2.1 million severance charge in the second quarter of 2009 for the departure of the Company’s former President of the EMEA region.
Interest, net
The components of interest, net are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$2,127	$2,628	19%	$4,289	$5,258	18%

Interest income	(221)	(212)	(4%)	(593)	(536)	(11%)

Interest, net	$1,906	$2,416	21%	$3,696	$4,722	22%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the three and six months ended June 30, 2010 compared to the same periods in the prior year was primarily due to lower interest rates on our Eurodollar denominated debt compared to the same period in the prior year. The average Euro-based LIBOR rate in the first half of 2010 was 0.4% compared to 1.3% for the same period in prior year.
Other Income
Other income was $0.1 million and $0.4 million for the three and six months ended June 30, 2010 compared to $3.6 million and $1.3 million for the same periods in the prior year. The reduction in other income was primarily due to a reduction in foreign currency gains.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	2009	Change		2010	2009	Change
	(Amounts in 000s)				(Amounts in 000s)
Income tax expense	$3,930	$1,737	126%		$8,152	$459	NM
Effective tax rate	35.1%	35.6%	(0.5	) points	40.5%	31.0%	9.5 points

NM	=	not meaningful
Income tax expense was $3.9 million and $8.2 million for the three and six months ended June 30, 2010 compared to income tax expense of $1.7 million and $0.5 million for the same period in the prior year. Income tax expense for the three months ended June 30, 2010 included $0.3 million of other income tax expense related to discrete income tax expenses.

Income tax expense for the six months ended June 30, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized as well as $1.1 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses.
Excluding these charges, the effective income tax rate for the three and six months ended June 30, 2010 was 32.7% and 30.9%.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy and France businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Italy business in the first quarter of 2010 and our France business in the third quarter of 2009. Details of discontinued operations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$—	$15,794	$798	$37,814

Loss from discontinued operations before income taxes	$(5,147)	$(14)	$(8,490)	$(1,966)

Income tax expense (benefit)	35	(536)	35	(629)

Loss from discontinued operations	$(5,112)	$(550)	$(8,455)	$(2,595)

Gain (loss) on disposal from discontinued operations (1)	835	(2,429)	900	(1,331)

Total discontinued operations, net of income taxes	$(4,277)	$(2,979)	$(7,555)	$(3,926)

(1)	Gain (loss) on disposal of discontinued operations for the three and six months ended June 30, 2010 primarily relates to cumulative currency translation adjustments.
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

	June 30,	December 31,
(Amounts in 000s)	2010	2009	% Change
Unrestricted cash	$17,503	$80,536	(78%)
Unused borrowing availability	314,794	345,665	(9%)

Liquidity	$332,297	$426,201	(22%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $27.7 million remaining for potential share repurchases under our previously announced $105 million share repurchase program and investment opportunities for the remainder of 2010. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.
Total liquidity decreased by $93.9 million during the six months ended June 30, 2010. The primary cause of the decrease of liquidity was the use of $63.5 million to repurchase shares of common stock primarily under our previously announced $105 million share repurchase program, the use of approximately $30 million due to a change in payment terms with some key vendors in our EMEA division, and the use of approximately $6 million for working capital requirements as a result of increased distribution business in India.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Six Months Ended
	June 30,
	2010	2009	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(18,680)	$101,881	$(120,561)
Investing activities	(9,394)	(9,627)	233
Financing activities	(30,179)	(79,072)	48,893
Effect of exchange rate changes on cash and cash equivalents	(4,912)	7,007	(11,919)

Net increase (decrease) in cash and cash equivalents	$(63,165)	$20,189	$(83,354)

Net cash used by operating activities was $18.7 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $101.9 million for the same period in the prior year. This change is primarily due to $129.2 million less cash provided by working capital compared to the same period in the prior year as a result of improvements to working capital management in the prior year as well as a change in payment terms with some key vendors in our EMEA division resulting in the decrease of approximately $30 million compared to the same period in prior year.
Net cash used for investing activities was $9.4 million for the six months ended June 30, 2010 compared to $9.6 million for the same period in the prior year. Cash used for investing activities primarily relates to capital expenditures.
Net cash used in financing activities was $30.2 million for the six months ended June 30, 2010 compared to $79.1 million for the same period in the prior year. Financing activities for the six months ended June 30, 2010 include $63.5 million of cash used for the purchase of treasury stock, which was partially offset by $32.5 million of borrowings from our revolving Global Credit Facility primarily to fund the repurchases. During the same period in the prior year, we repaid $75.8 million on term loans as a result of debt reduction initiatives in 2009.
Approximately $90.6 million of our debt outstanding at June 30, 2010 is borrowings on our Global Term Loans. We do not have to make any required principal payments on these borrowings until September 2011.

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

	Three Months Ended
	June 30,	June 30,	March 31
	2010	2009	2010
Days sales outstanding in accounts receivable	25	31	25
Days inventory on-hand	21	24	23
Days payable outstanding	(34)	(44)	(37)

Cash Conversion Cycle Days	12	11	11

For the three months ended June 30, 2010, the cash conversion cycle increased to 12 days from 11 days for the same period in the prior year. Days payable outstanding for the three months ended June 30, 2010 decreased 10 days. This decrease was partially offset by decreases in days outstanding in accounts receivable and days inventory on hand by 6 and 3 days. The decrease in days payable outstanding was primarily due to the timing of payments to suppliers and a decrease in our Americas division as a result of lower inventory purchases as compared to the same period in the prior year. The lower inventory purchases were caused by the loss of a significant customer in Colombia during the third quarter of 2009. The decrease in days inventory on hand was primarily due to increased business through our Hong Kong operations compared to the same period in the prior year as well as a reduction in inventory on hand as a result of the loss of a significant customer of our Colombia operation. Our Hong Kong business operates on a much lower, single digit, cash conversion cycle as purchases from customers are primarily prepaid, resulting in lower days sales outstanding, and inventory is often committed for sale prior to receipt, resulting in lower inventory on-hand. The decrease in days sales outstanding was also due to an improvement in payment patterns from customers in our EMEA division.
Borrowings
The table below summarizes the borrowing capacity that was available to us as of June 30, 2010 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$90,564	$90,564	$—	$—
Global Credit Facility	300,000	17,040	757	282,203
Other	46,500	13,909	2,096	32,591

Total	$437,064	$121,513	$2,853	$314,794

We had $2.1 million of guarantees that do not impact our net availability.
At June 30, 2010 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense.

	Global Credit Facility	Company ratio at
Ratio	covenant	June 30, 2010
Maximum leverage ratio	Not to exceed 3.0:1.0	1.1:1.0

Minimum interest coverage ratio	Not below 4.0:1.0	17.5:1.0
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material developments with respect to the pending litigation disclosed in our most recent Quarterly Report on Form 10-Q in Note 8 Legal Proceedings and Contingencies, in the Notes to Consolidated Financial Statements and no new material developments or litigation have arisen since those disclosures were made.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Dollar
			Total Number of	Value of Shares
			Shares purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
	Shares Purchased	per Share	or Programs	Programs
April 1, 2010 — April 30, 2010	124,178	$7.80	—	$28,896,928
May 1, 2010 — May 31, 2010	78,101	$7.11	78,101	$28,341,847
June 1, 2010 — June 30, 2010	88,300	$7.15	88,300	$27,710,418
Total	290,579	$7.13	166,401	$27,710,418
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
As of June 30, 2010, the Company has repurchased 12,898,765 shares at a weighted average price of $5.99 per share under the share repurchase program. This includes the repurchase of 3 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S, for $57.3 million in January 2010.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Cautionary Statements (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc.
(Registrant)

Date: August 4, 2010	/s/ Robert J. Laikin Robert J. Laikin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	/s/ Anthony W. Boor Anthony W. Boor
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date: August 4, 2010	/s/ Vincent Donargo Vincent Donargo
Senior Vice President, Corporate Controller, Chief
Accounting Officer
(Principal Accounting Officer)