Form 10-Q
period 2010-09-30
BRIGHTPOINT INC
filed 2010-11-03
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
1-12845
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock outstanding as of November 1, 2010: 67,437,303

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Distribution revenue	$808,937	$770,617	$2,236,385	$1,989,262
Logistic services revenue	80,092	95,050	236,550	272,799

Total revenue	889,029	865,667	2,472,935	2,262,061

Cost of revenue
Cost of distribution revenue	773,676	737,240	2,133,649	1,909,796
Cost of logistic services revenue	38,867	55,349	119,622	158,767

Total cost of revenue	812,543	792,589	2,253,271	2,068,563

Gross profit	76,486	73,078	219,664	193,498

Selling, general and administrative expenses	57,407	53,057	167,760	152,108
Impairment of long-lived assets	—	1,452	—	1,452
Amortization expense	3,666	4,092	11,190	11,746
Restructuring charge	940	1,886	2,774	10,707

Operating income from continuing operations	14,473	12,591	37,940	17,485

Interest, net	1,667	2,043	5,363	6,765
Loss on legal settlement	852	—	852	—
Other income	(1,081)	(94)	(1,457)	(1,401)

Income from continuing operations before income taxes	13,035	10,642	33,182	12,121

Income tax expense (benefit)	1,598	(7,777)	9,750	(7,318)

Income from continuing operations	11,437	18,419	23,432	19,439

Discontinued operations, net of income taxes:
Loss from discontinued operations	(609)	(7,627)	(9,064)	(10,222)
Gain (loss) on disposal of discontinued operations	(1,023)	378	(123)	(953)

Total discontinued operations, net of income taxes	(1,632)	(7,249)	(9,187)	(11,175)

Net income attributable to common shareholders	$9,805	$11,170	$14,245	$8,264

Earnings per share attributable to common shareholders — basic:
Income from continuing operations	$0.16	$0.23	$0.33	$0.24
Discontinued operations, net of income taxes	(0.02)	(0.09)	(0.13)	(0.14)

Net income	$0.14	$0.14	$0.20	$0.10

Earnings per share attributable to common shareholders - diluted:
Income from continuing operations	$0.16	$0.22	$0.33	$0.24
Discontinued operations, net of income taxes	(0.02)	(0.09)	(0.13)	(0.14)

Net income	$0.14	$0.13	$0.20	$0.10

Weighted average common shares outstanding:
Basic	68,724	81,215	69,674	81,172

Diluted	69,425	82,048	70,716	81,827

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,721	$81,050
Accounts receivable (less allowance for doubtful accounts of $10,954 in 2010 and $12,205 in 2009)	413,728	382,973
Inventories	195,743	212,909
Other current assets	56,458	76,656

Total current assets	693,650	753,588

Property and equipment, net	83,903	82,328
Goodwill	54,092	51,877
Other intangibles, net	83,367	98,136
Other assets	17,019	28,062

Total assets	$932,031	$1,013,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454,017	$486,584
Accrued expenses	113,661	118,552
Current portion of long-term debt	7,125	—
Lines of credit and other short-term borrowings	3,059	—

Total current liabilities	577,862	605,136

Long-term liabilities:
Lines of credit, long-term	14,340	—
Long-term debt	87,777	97,017
Other long-term liabilities	26,608	34,911

Total long-term liabilities	128,725	131,928

Total liabilities	706,587	737,064

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 90,351 issued in 2010 and 89,293 issued in 2009	904	893
Additional paid-in-capital	639,461	631,027
Treasury stock, at cost, 22,915 shares in 2010 and 10,309 shares in 2009	(164,233)	(84,639)
Retained deficit	(271,847)	(286,092)
Accumulated other comprehensive income	21,159	15,738

Total shareholders’ equity	225,444	276,927

Total liabilities and shareholders’ equity	$932,031	$1,013,991

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities
Net income	$14,245	$8,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,700	26,540
Impairment of long-lived assets	—	1,452
Non-cash compensation	7,916	4,865
Restructuring charge	2,774	11,353
Change in deferred taxes	5,464	(18,148)
Other non-cash	2,709	1,552

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(27,012)	174,370
Inventories	14,068	117,523
Other operating assets	18,803	1,244
Accounts payable and accrued expenses	(41,297)	(216,253)

Net cash provided by operating activities	23,370	112,762

Investing activities
Capital expenditures	(16,148)	(14,621)
Acquisitions, net of cash acquired	(2,065)	—
Decrease (increase) in other assets	576	(1,094)

Net cash used in investing activities	(17,637)	(15,715)

Financing Activities
Net proceeds from (repayments on) lines of credit	16,476	(537)
Repayments on Global Term Loans	—	(75,752)
Proceeds from short-term financing	815	—
Deferred financing costs paid	(16)	(392)
Purchase of treasury stock	(79,594)	(1,349)
Deficient tax benefit from equity based compensation	(848)	(1,035)
Proceeds from common stock issuances under employee stock option plans	1,291	216

Net cash used in financing activities	(61,876)	(78,849)

Effect of exchange rate changes on cash and cash equivalents	2,814	4,835

Net increase (decrease) in cash and cash equivalents	(53,329)	23,033
Cash and cash equivalents at beginning of period	81,050	57,226

Cash and cash equivalents at end of period	$27,721	$80,259

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income from continuing operations attributable to common shareholders	$11,437	$18,419	$23,432	$19,439

Discontinued operations, net of income taxes	(1,632)	(7,249)	(9,187)	(11,175)

Net income attributable to common shareholders	$9,805	$11,170	$14,245	$8,264

Earnings per share — basic:
Income from continuing operations attributable to common shareholders	$0.16	$0.23	$0.33	$0.24

Discontinued operations, net of income taxes	(0.02)	(0.09)	(0.13)	(0.14)

Net income attributable to common shareholders	$0.14	$0.14	$0.20	$0.10

Earnings per share — diluted:
Income from continuing operations attributable to common shareholders	$0.16	$0.22	$0.33	$0.24

Discontinued operations, net of income taxes	(0.02)	(0.09)	(0.13)	(0.14)

Net income attributable to common shareholders	$0.14	$0.13	$0.20	$0.10

Weighted average shares outstanding for basic earnings per share	68,724	81,215	69,674	81,172
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	701	833	1,042	655

Weighted average shares outstanding for diluted earnings per share	69,425	82,048	70,716	81,827

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASC update No. 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC Update No. 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements.
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
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands, net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to common shareholders	$9,805	$11,170	$14,245	$8,264
Unrealized gain on derivative instruments:
Net gain (loss) arising during period	2,084	(64)	1,977	604
Reclassification adjustment for losses included in net income	—	64	—	(65)
Pension benefit obligation	—	—	—	(248)
Foreign currency translation:
Net gain arising during period	21,787	9,906	2,450	20,278
Reclassification adjustment for gains included in net income	(1,022)	242	994	(1,441)

Comprehensive income	$32,654	$21,318	$19,666	$27,392

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company holds the following types of derivatives at September 30, 2010 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At September 30, 2010, a hedging relationship exists related to $50.0 million of the Company’s variable rate debt. These swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from October 1, 2010 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $0.2 million and $0.5 million for the three and nine months ended September 30, 2010.
The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized gain associated with the effective portion of these contracts included in other comprehensive income was approximately $1.9 million and $1.5 million for the three and nine months ended September 30, 2010, all of which is expected to be reclassified into earnings within the next 12 months.
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $2.6 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $2.6 million included in “Other current assets” in the Consolidated Balance Sheets as well as a liability of $1.1 million included in “Accrued expenses” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at September 30, 2010 and December 31, 2009, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at September 30, 2010 and December 31, 2009 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of September 30, 2010 and December 31, 2009, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at	Quoted prices in	Significant other
	September 30,	active markets	observable inputs
	2010	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,565	$—	$2,565

Financial instruments classified as liabilities
Interest rate swaps	$2,563	$—	$2,563
Forward foreign currency contracts	1,115	—	1,115

	Balance at	Quoted prices in	Significant other
	December 31,	active markets	observable inputs
	2009	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$499	$—	$499

Financial instruments classified as liabilities
Interest rate swaps	$3,417	$—	$3,417
Forward foreign currency contracts	469	—	469
2. Restructuring
The restructuring reserve balance as of December 31, 2009 was $6.0 million, which related to severance payments to be made as part of the global workforce reduction initiative included in the 2009 Spending and Debt Reduction Plan. The most significant reductions in the reserve were made in the Europe, Middle East and Africa (EMEA) division due to payments made related to the Company’s centralization and consolidation of services for the entities in that region. Reserve activity for the nine months ended September 30, 2010 for continuing operations is as follows (in thousands):

		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Total
Balance at December 31, 2009	$5,634	$—	$—	$5,634

Restructuring charge	2,019	508	247	2,774
Cash usage	(4,041)	(98)	(247)	(4,386)
Foreign currency translation	(249)	20	—	(229)

Balance at September 30, 2010	$3,363	$430	$—	$3,793

Restructuring charge was $2.8 million for the nine months ended September 30, 2010. The restructuring charge consists of the following:

•	$2.0 million of severance charges in connection with additional workforce reduction that was included as part of the Company’s previously announced 2009 Spending and Debt Reduction Plan.
•	$0.8 million of charges related to the termination of operating leases and the impairment of equipment related to the consolidation of warehouse facilities in the EMEA division.
The Company continues to focus on optimizing the operating and financial structure of its EMEA division, which will result in additional opportunities to improve financial performance in this region. A main strategic component of this plan revolves around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA region into a Shared Services Center. Both of these initiatives could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.
3. Income Taxes
Income tax expense was $1.6 million and $9.8 million for the three and nine months ended September 30, 2010 compared to income tax benefit of $7.8 million and $7.3 million for the same periods in the prior year.
Income tax expense for the three months ended September 30, 2010 included $0.9 million of income tax benefit related to income tax return to provision adjustments and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that are now expected to be utilized.
Income tax expense for the nine months ended September 30, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized, $0.2 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses, and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that are now expected to be utilized.
Excluding these benefits, the effective income tax rate for the three and nine months ended September 30, 2010 was 23.4% and 27.9%. The decrease in the effective income tax rate for the three months as compared to the nine months ended September 30, 2010 was caused by an adjustment to the expected tax rate for the full year. Our expected annual effective tax rate for 2010 is lower than previously estimated due to a higher mix of business in lower tax jurisdictions. Weighted average income tax rates for 2010 are approximately 20% for the EMEA region and approximately 21% for the Asia-Pacific region. Additionally, taxable income generated in the United States is reduced by deductible expenses from our Corporate headquarters.

4. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy and France to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010 and its France operation in the third quarter of 2009. There were no material impairments of tangible or intangible assets related to these discontinued operations. Discontinued operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$243	$6,113	$1,041	$43,927

Loss from discontinued operations before income taxes	$(609)	$(7,008)	$(9,029)	$(10,232)
Income tax expense (benefit)	—	619	35	(10)

Loss from discontinued operations	$(609)	$(7,627)	$(9,064)	$(10,222)

Gain (loss) on disposal from discontinued operations (1)	(1,023)	378	(123)	(953)

Total discontinued operations, net of income taxes	$(1,632)	$(7,249)	$(9,187)	$(11,175)

(1)	Gain (loss) on disposal of discontinued operations for the three and nine months ended September 30, 2010 primarily relates to cumulative currency translation adjustments.
5. Borrowings
At September 30, 2010, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of September 30, 2010 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$94,902	$94,902	$—	$—
Global Credit Facility	300,000	13,816	862	285,322
Other	46,500	3,583	—	42,917

Total	$441,402	$112,301	$862	$328,239

The Company had $2.3 million of guarantees that do not impact the Company’s net availability.
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
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2010 and 2009:

				Corporate and
Three Months Ended September 30, 2010:	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

Distribution revenue	$102,816	$257,456	$448,665	$—	$808,937
Logistic services revenue	52,137	11,418	16,537	—	80,092

Total revenue from external customers	$154,953	$268,874	$465,202	$—	$889,029

Income (loss) from continuing operations before income taxes	$11,893	$8,420	$4,371	$(11,649)	$13,035
Depreciation and amortization	2,584	296	4,863	464	8,207
Capital expenditures	2,915	129	2,300	1,116	6,460

Three Months Ended September 30, 2009:
Distribution revenue	$114,341	$254,030	$402,246	$—	$770,617
Logistic services revenue	47,794	8,016	39,240	—	95,050

Total revenue from external customers	$162,135	$262,046	$441,486	$—	$865,667

Income (loss) from continuing operations before income taxes	$12,929	$8,543	$(2,256)	$(8,574)	$10,642
Depreciation and amortization	3,857	319	5,326	443	9,945
Capital expenditures	1,946	984	2,476	334	5,740

Nine Months Ended September, 30 2010:
Distribution revenue	$299,545	$682,482	$1,254,358	$—	$2,236,385
Logistic services revenue	159,252	26,621	50,677	—	236,550

Total revenue from external customers	$458,797	$709,103	$1,305,035	$—	$2,472,935

Income (loss) from continuing operations before income taxes	$36,138	$18,836	$10,124	$(31,916)	$33,182
Depreciation and amortization	7,936	1,319	14,860	1,384	25,499
Capital expenditures	5,888	544	6,721	2,995	16,148

Nine Months Ended September 30, 2009:
Distribution revenue	$328,180	$617,665	$1,043,417	$—	$1,989,262
Logistic services revenue	138,759	23,862	110,178	—	272,799

Total revenue from external customers	$466,939	$641,527	$1,153,595	$—	$2,262,061

Income (loss) from continuing operations before income taxes	$37,373	$16,146	$(14,019)	$(27,379)	$12,121
Depreciation and amortization	9,211	1,263	14,954	1,257	26,685
Capital expenditures	4,983	2,493	5,216	1,929	14,621
Additional segment information is as follows (in thousands):

	September 30,
Total segment assets:	2010	December 31, 2009
	(Unaudited)
Americas	$222,761	$244,103
Asia-Pacific	170,116	199,357
EMEA	523,852	550,258
Corporate	15,302	20,273

	$932,031	$1,013,991

8. Legal Proceedings and Contingencies
LN Eurocom
On September 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.4 million as of September 30, 2010). Smartphone disputes this claim and intends to vigorously defend this matter.
Fleggaard group of companies
The former headquarters of Dangaard Telecom was located in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggaard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and claimed $1.4 million in damages. On August 20, 2010, the trial court ruled that Fleggaard took measures to renovate the building within a reasonable time period, that Fleggaard was not in material breach of the lease and that Dangaard Telecom’s termination of the lease was not valid. Following the trial court’s ruling, the parties agreed to settle the lawsuit for the payment of approximately $0.9 million to Fleggaard.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of September 30, 2010). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway has filed its appeal of this determination by the initiation of court proceedings to a higher authority. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on our behalf if such transfer or assignment is not permitted).
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

Drillisch
On January 29, 2010, Drillisch AG (“Drillisch”) commenced litigation against Brightpoint Germany GmbH (“Brightpoint Germany”) with the Krefeld District Court seeking approximately EUR 1.8 million (approximately $2.5 million as of September 30, 2010) in damages. Drillisch claims Brightpoint Germany failed to provide Drillisch credits for Brightpoint Germany’s alleged failure to achieve certain outbound shipping service levels it claims Brightpoint Germany owed to it and several of its affiliates in connection with Brightpoint Germany’s performance of logistic services.
DiBardi/Bardi/Fortis
In July 2009, Fortis Commercial Finance, SPA (“Fortis”) commenced proceedings against Brightpoint Italy, Srl (“Brightpoint Italy”) in the Courts of Milan, Italy. Fortis sought a declaration of debt and an injunction decree requiring precautionary payment by Brightpoint Italy Srl in the amount of EUR 840,000 (approximately $1.1 million as of September 30, 2010). Fortis claims that Brightpoint Italy failed to pay amounts owed under a supply agreement with Di Bardi, Srl (“DiBardi”) and that this debt claim was then assigned by DeBardi to Fortis. In April 2010 the Courts of Milan ruled in favor of Fortis on its claim for precautionary payment ahead of a hearing on the merits. At the current time, Fortis’ claim for precautionary payment is fully enforceable against Brightpoint Italy but has not been paid. A hearing on the merits of the claim is scheduled for December 2010 and Brightpoint Italy intends to vigorously defend this matter.

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
Brightpoint, Inc. is a global leader in providing supply chain solutions to leading stakeholders in the wireless industry. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services and receivables management, call center and activation services, website hosting, e-fulfillment solutions, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, High Tech Computer Corp., Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, and the United States.
Consolidated revenue for the three and nine months ended September 30, 2010 increased 3% and 9% compared to the same periods in the prior year. Consolidated revenue was $889.0 million and $2.5 billion for the three and nine months ended September 30, 2010. The increase was primarily driven by a 14% and 18% increase in wireless devices handled. Revenue also increased as a result of expanded distribution relationships with wireless device manufacturers in our EMEA and Asia-Pacific divisions. Foreign currency fluctuations had an unfavorable impact on revenue of $23.4 million for the three months ended September 30, 2010 and a favorable impact of $4.9 million for the nine months ended September 30, 2010 compared to the same periods in the prior year.
During the third quarter of 2010, we incurred $0.9 million of restructuring costs of which $0.6 were related to lease termination and asset impairment charges incurred due to the consolidation of warehouses in the EMEA division. The remaining $0.3 million of restructuring costs were related to the global workforce reduction plan that was included as part of the 2009 Spending and Debt Reduction Plan.
SG&A expenses totaled $57.4 million and $167.8 million for the three and nine months ended September 30, 2010, which is an increase of $4.4 million and $15.7 million from the same periods in the prior year. The primary reason for the increase in SG&A expenses is due to the reinstatement of previously avoided expenses that had been temporarily suspended as part of our 2009 Spending and Debt Reduction Plan. In 2009, the Company suspended first half staff bonuses, full year merit increases, executive cash bonuses, and temporarily held down spending on other expenses such as travel and marketing. SG&A expenses for accrued cash bonuses were $6.8 million and $14.4 million for the three and nine months ended September 30, 2010 compared to $2.4 million and $2.8 million in the same periods in the prior year. The increase in SG&A expenses is offset by $1.6 million of one-time bad debt charges in Europe recorded in the third quarter of 2009 that did not recur. SG&A expenses were reduced by $0.8 million and increased by $4.2 million for the three and nine months ended September 30, 2010 compared to the same periods in the prior year due to fluctuations in foreign currencies.
RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended September 30,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$102,816	13%	$114,341	15%	(10%)
Asia-Pacific	257,456	32%	254,030	33%	1%
EMEA	448,665	55%	402,246	52%	12%

Total	$808,937	100%	$770,617	100%	5%

Logistic services revenue
Americas	$52,137	65%	$47,794	50%	9%
Asia-Pacific	11,418	14%	8,016	8%	42%
EMEA	16,537	21%	39,240	42%	(58%)

Total	$80,092	100%	$95,050	100%	(16%)

Total revenue
Americas	$154,953	17%	$162,135	19%	(4%)
Asia-Pacific	268,874	30%	262,046	30%	3%
EMEA	465,202	53%	441,486	51%	5%

Total	$889,029	100%	$865,667	100%	3%

	Three Months Ended September 30,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	682	13%	724	13%	(6%)
Asia-Pacific	1,468	29%	2,021	36%	(27%)
EMEA	2,919	58%	2,855	51%	2%

Total	5,069	100%	5,600	100%	(9%)

Wireless devices handled through logistic services
Americas	16,647	84%	14,060	87%	18%
Asia-Pacific	1,007	5%	726	4%	39%
EMEA	2,184	11%	1,406	9%	55%

Total	19,838	100%	16,192	100%	23%

Total wireless devices handled
Americas	17,329	70%	14,784	68%	17%
Asia-Pacific	2,475	10%	2,747	13%	(10%)
EMEA	5,103	20%	4,261	19%	20%

Total	24,907	100%	21,792	100%	14%

	Nine Months Ended September 30,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$299,545	13%	$328,180	16%	(9%)
Asia-Pacific	682,482	31%	617,665	31%	10%
EMEA	1,254,358	56%	1,043,417	53%	20%

Total	$2,236,385	100%	$1,989,262	100%	12%

Logistic services revenue
Americas	$159,252	67%	$138,759	51%	15%
Asia-Pacific	26,621	11%	23,862	9%	12%
EMEA	50,677	22%	110,178	40%	(54%)

Total	$236,550	100%	$272,799	100%	(13%)

Total revenue
Americas	$458,797	19%	$466,939	21%	(2%)
Asia-Pacific	709,103	28%	641,527	28%	11%
EMEA	1,305,035	53%	1,153,595	51%	13%

Total	$2,472,935	100%	$2,262,061	100%	9%

	Nine Months Ended September 30,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	1,952	14%	2,229	16%	(12%)
Asia-Pacific	4,264	30%	5,050	36%	(16%)
EMEA	7,879	56%	6,572	48%	20%

Total	14,095	100%	13,851	100%	2%

Wireless devices handled through logistic services
Americas	47,883	86%	39,933	88%	20%
Asia-Pacific	2,302	4%	1,764	4%	30%
EMEA	5,425	10%	3,648	8%	49%

Total	55,610	100%	45,345	100%	23%

Total wireless devices handled
Americas	49,835	71%	42,162	71%	18%
Asia-Pacific	6,566	9%	6,814	12%	(4%)
EMEA	13,304	20%	10,220	17%	30%

Total	69,705	100%	59,196	100%	18%

The following table presents the percentage changes in revenue for the three and nine months ended September 30, 2010 by service line compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Three months ended September 30, 2010:
Distribution	(7%)	18%	(3%)	(3%)	5%
Logistic services	7%	(4%)	(19%)	0%	(16%)
Total	(6%)	16%	(4%)	(3%)	3%

Nine months ended September 30, 2010:
Distribution	3%	12%	(3%)	0%	12%
Logistic services	6%	(4%)	(16%)	1%	(13%)
Total	4%	10%	(5%)	0%	9%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

Americas	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
(Amounts in 000’s)	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change

REVENUE:
Distribution	$102,816	66%	$114,341	71%	(10%)	$299,545	65%	$328,180	70%	(9%)
Logistic services	52,137	34%	47,794	29%	9%	159,252	35%	138,759	30%	15%

Total	$154,953	100%	$162,135	100%	(4%)	$458,797	100%	$466,939	100%	(2%)

WIRELESS DEVICES HANDLED:
Distribution	682	4%	724	5%	(6%)	1,952	4%	2,229	5%	(12%)
Logistic services	16,647	96%	14,060	95%	18%	47,883	96%	39,933	95%	20%

Total	17,329	100%	14,784	100%	17%	49,835	100%	42,162	100%	18%

The following table presents the percentage changes in revenue for our Americas division by service line for the three and nine months ended September 30, 2010 compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2010:
Distribution	(8%)	2%	(4%)	0%	(10%)
Logistic services	9%	(3%)	3%	0%	9%
Total	(2%)	0%	(2%)	0%	(4%)

Nine months ended September 30, 2010:
Distribution	(11%)	5%	(3%)	0%	(9%)
Logistic services	8%	(1%)	8%	0%	15%
Total	(6%)	3%	1%	0%	(2%)
The decrease in wireless devices sold through distribution for the three months ended September 30, 2010 was driven by the impact of industry consolidation, allocation challenges driven by OEM shortages of various handset components, and increased competition in certain markets. The decrease in wireless devices sold through distribution for the nine months ended September 30, 2010 was driven by the loss of a significant customer in Colombia during the third quarter of 2009. The decrease in revenue resulting from the decrease of wireless devices sold was partially offset by an increase in average selling prices at our North America operation caused by a favorable shift in the mix of devices sold. The decrease in non-handset based distribution revenue for the three and nine months ended September 30, 2010 was driven by the decline in wireless device accessory sales.
The increase in wireless devices handled through logistic services for the three and nine months ended September 30, 2010 was primarily driven by increased demand for prepaid and fixed-fee wireless subscriptions (the primary product offering of certain Brightpoint logistic services customers) and increased service offerings to existing customers. The increase in non-handset based logistic services revenue for the three and nine months ended September 30, 2010 was primarily due to an increase in services billed compared to the same periods in the prior year.

Asia-Pacific	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
(Amounts in 000’s)	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change

REVENUE:
Distribution	$257,456	96%	$254,030	97%	1%	$682,482	96%	$617,665	96%	10%
Logistic services	11,418	4%	8,016	3%	42%	26,621	4%	23,862	4%	12%

Total	$268,874	100%	$262,046	100%	3%	$709,103	100%	$641,527	100%	11%

WIRELESS DEVICES HANDLED:
Distribution	1,468	59%	2,021	74%	(27%)	4,264	65%	5,050	74%	(16%)
Logistic services	1,007	41%	726	26%	39%	2,302	35%	1,764	26%	30%

Total	2,475	100%	2,747	100%	(10%)	6,566	100%	6,814	100%	(4%)

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the three and nine months ended September 30, 2010 compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2010:
Distribution	(39%)	41%	(2%)	1%	1%
Logistic services	13%	(13%)	39%	3%	42%
Total	(38%)	40%	0%	1%	3%

Nine months ended September 30, 2010:
Distribution	(23%)	30%	0%	3%	10%
Logistic services	8%	(16%)	15%	5%	12%
Total	(21%)	28%	1%	3%	11%
The decrease in wireless devices sold through distribution in our Asia-Pacific division for the three and nine months ended September 30, 2010 was primarily driven by decreased volume of devices sold to customers served by our Singapore business as a result of a reduction of purchases from our primary supplier. The reduction in sales was due to many factors including: inventory shortages from vendors driven by component supply shortages, foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and a change in supplier’s strategy in the market, resulting in its de-emphasizing distribution from our Singapore operations and eventually eliminating its allocation of saleable products to us in this market.
Revenue in Singapore from devices purchased from this supplier was approximately $55.5 million for the third quarter of 2010 compared to approximately $179.5 million for the third quarter of 2009 and approximately $231.0 million for the first nine months of 2010 compared to approximately $407.9 million for the first nine months of 2009. In 2009, we began expanding relationships with other manufacturers and we continue to diversify our business within the Asia-Pacific region in an attempt to mitigate the risk in future periods of excess concentration of business with a limited number of suppliers. The increase in revenue for these expanded relationships in the Asia-Pacific region more than offset the decline in revenue from sales of devices from our primary wireless device supplier in Singapore for the three and nine months ended September 30, 2010 compared to the same periods in the prior year.
The decrease in revenue from the decrease in wireless devices sold was more than offset by an increase in average selling price, which was driven by a shift in mix to smartphones due to higher demand and availability of these devices compared to the same period in the prior year as well as expanded relationships in the region with wireless device manufacturers. We can give no assurances that the revenue generated as a result of these expanded relationships will continue in future periods at the same level as in the first three quarters of 2010.
The increase in wireless devices handled through logistic services for the three and nine months ended September 30, 2010 was primarily driven by an increase in wireless devices handled for our largest customer in Australia and New Zealand. The decrease in average fulfillment fee per unit for the three and nine months ended September 30, 2010 was primarily due to an unfavorable mix of services provided compared to the same periods in the prior year. The increase in non-handset based logistic services revenue was primarily due to an increase in services billed compared to the same periods in the prior year.

	Three Months Ended September 30,					Nine Months Ended September 30,
EMEA		% of		% of			% of		% of
(Amounts in 000’s)	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change

REVENUE:
Distribution	$448,665	96%	$402,246	91%	12%	$1,254,358	96%	$1,043,417	90%	20%
Logistic services	16,537	4%	39,240	9%	(58%)	50,677	4%	110,178	10%	(54%)

Total	$465,202	100%	$441,486	100%	5%	$1,305,035	100%	$1,153,595	100%	13%

WIRELESS DEVICES HANDLED:
Distribution	2,919	57%	2,855	67%	2%	7,879	59%	6,572	64%	20%
Logistic services	2,184	43%	1,406	33%	55%	5,425	41%	3,648	36%	49%

Total	5,103	100%	4,261	100%	20%	13,304	100%	10,220	100%	30%

The following table presents the percentage changes in revenue for our EMEA division by service line for the three and nine months ended September 30, 2010 compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Three months ended September 30, 2010:
Distribution	12%	9%	(3%)	(6%)	12%
Logistic services	3%	(3%)	(57%)	(1%)	(58%)
Total	11%	8%	(8%)	(6%)	5%

Nine months ended September 30, 2010:
Distribution	23%	3%	(5%)	(1%)	20%
Logistic services	4%	(5%)	(54%)	1%	(54%)
Total	21%	2%	(9%)	(1%)	13%
The increase in wireless devices sold through distribution for the three months and nine months ended September 30, 2010 was primarily due to an increase in units sold at our Great Britain operation due to a new distribution agreement with a device manufacturer that began in the third quarter of 2009 and an increase in wireless devices sold in Europe due to stronger market conditions and the availability of higher-end devices. We can give no assurances that the revenue generated as a result of this new distribution agreement in Great Britain will continue in future periods at the same level as in the first three quarters of 2010. The increase in wireless devices sold through distribution for the nine months ended September 30, 2010 was also due to an increase in units sold through our Middle East operation due to an expanded relationship with a device manufacturer. The increase in average selling price for the three and nine months ended September 30, 2010 was due to a shift in mix of wireless devices sold. The decrease in non-handset based distribution revenue was primarily due to a shift in mix of wireless device accessories sold and a decrease in sales of non-handset based navigation devices compared to the same periods in the prior year.

The increase in wireless devices handled through logistic services and the decrease in average fulfillment fee per unit for the three and nine months ended September 30, 2010 was driven by expanded services at our South Africa entity that have a lower fee structure than other services in the region. Non-handset based logistic services revenue for the three and nine months ended September 30, 2010 decreased due to the change in the reporting of revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) as general inventory risk has been mitigated. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the revenue from these agreements been reported on a net basis, logistic services revenue for the EMEA division would have been approximately $17.3 million and $51.9 million for the three and nine months ended September 30, 2009.
Gross Profit and Gross Margin

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change
	(Amounts in 000s)					(Amounts in 000s)

Distribution	$35,261	46%	$33,377	46%	6%	$102,736	47%	$79,466	41%	29%
Logistic services	41,225	54%	39,701	54%	4%	116,928	53%	114,032	59%	3%

Gross Profit	$76,486	100%	$73,078	100%	5%	$219,664	100%	$193,498	100%	14%

Distribution	4.4%		4.3%		0.1 points	4.6%		4.0%		0.6 points
Logistic services	51.5%		41.8%		9.7 points	49.4%		41.8%		7.6 points
Gross Margin	8.6%		8.4%		0.2 points	8.9%		8.6%		0.3 points
The 0.2 percentage point increase in gross margin for the three months ended September 30, 2010 compared to the same period in the prior year was driven by a 9.7 percentage point increase in gross margin from our logistic services business and a 0.1 percentage point increase in gross margin from our distribution business. The 0.3 percentage point increase in gross margin for the nine months ended September 30, 2010 compared to the same period in the prior year was driven by a 7.6 percentage point increase in gross margin from our logistic services business and a 0.6 percentage point increase in gross margin from our distribution business. The increase in total gross margin for the nine months ended September 30, 2010 is partially offset by a higher mix of distribution revenue compared to the same period in the prior year, which lowers total gross margin.
The increase in gross profit and gross margin from distribution for the three months ended September 30, 2010 was driven by a favorable mix of wireless devices sold compared to the same period in the prior year.
The increase in gross profit and gross margin from distribution for the nine months ended September 30, 2010 was driven by a favorable mix of wireless devices sold compared to the same period in the prior year as well as one-time charges in Spain and the Netherlands recorded in the second quarter of 2009 that did not recur.
The increase in gross profit from logistic services for the three and nine months ended September 30, 2010 was primarily due to an increase in services provided in the EMEA and Asia-Pacific divisions. The increase in gross margin from logistic services for the three and nine months ended September 30, 2010 was driven by the change in reporting of revenue from the sale of prepaid airtime in Sweden discussed above. Had the revenue from these agreements been reported on a net basis for the three months ended September 30, 2009, total gross margin would have been 8.7% and logistic services margin would have been 54.3%. Had the revenue from these agreements been reported on a net basis for the nine months ended September 30, 2009, total gross margin would have been 8.8% and logistic services margin would have been 53.2%. The decline in logistic services gross margin for the three and nine months ended September 30, 2010 is primarily due to a shift in the mix of services provided in our Americas division as well as the impact of renegotiated prices with key logistic services customers.

Selling General and Administrative (SG&A) Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in 000s)			(Amounts in 000s)
SG&A expenses	$57,407	$53,057	(8%)	$167,760	$152,108	(10%)
The increase in SG&A expenses for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was primarily due to the reinstatement of accrued cash bonuses for staff and executives. SG&A expenses for accrued cash bonuses were $6.8 million and $14.4 million for the three and nine months ended September 30, 2010 compared to $2.4 million and $2.8 million in the same periods in the prior year. Cash bonuses were suspended in the first half of 2009 for staff and for all of 2009 for executives as part of the 2009 Spending and Debt Reduction Plan. Staff bonuses were reinstated during the third quarter of 2009. In 2009, we also suspended full year merit increases to base salaries and temporarily held down spending on other expenses such as travel and marketing. The increase in SG&A expense is partially offset by $1.6 million of one-time bad debt charges in Europe recorded in the third quarter of 2009 that did not recur.
SG&A expenses were decreased by $0.8 million for the three months ended September 30, 2010 and increased by $4.2 million for the nine months ended September 30, 2010 compared to the same periods in the prior year due to fluctuations in foreign currencies.
SG&A expenses included $2.3 million and $7.9 million of non-cash stock based compensation expense for the three and nine months ended September 30, 2010 compared to $1.6 million and $4.9 million for the same periods in the prior year. The increase in non-cash stock based compensation compared to the same periods in the prior year was primarily due to an incremental $1.5 million of additional stock based compensation expense resulting from discretionary awards of restricted stock units granted by our Board of Directors in February 2010. These awards vested on the grant date.
Amortization Expense
Amortization expense was $3.7 million and $11.2 million for the three and nine months ended September 30, 2010 compared to $4.1 million and $11.7 million for the same periods in the prior year. The decrease in amortization expense for the three and nine months ended September 30, 2010 compared to the same periods in the prior year is primarily due to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $0.9 million and $2.8 million for the three and nine months ended September 30, 2010. The restructuring charge primarily consists of severance and lease termination charges in connection with continued global entity consolidation and rationalization.
Restructuring charge was $1.9 million and $10.7 million for the three and nine months ended September 30, 2009. The restructuring charge primarily consisted of severance charges in connection with the global workforce reduction announced as part of the 2009 Spending and Debt Reduction Plan.

Operating Income from Continuing Operations

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
	2010	Total	2009	Total	Change	2010	Total	2009	Total	Change
	(Amounts in 000’s)					(Amounts in 000’s)

Americas	$12,216	84%	$12,286	98%	(1%)	$37,795	100%	$36,779	210%	3%
Asia-Pacific	8,018	55%	8,427	67%	(5%)	18,715	49%	16,818	96%	11%
EMEA	5,593	39%	636	5%	779%	13,590	36%	(8,620)	(49%)	258%
Corporate	(11,354)	(78%)	(8,758)	(70%)	30%	(32,160)	(85%)	(27,492)	(157%)	17%

Total	$14,473	100%	$12,591	100%	15%	$37,940	100%	$17,485	100%	117%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Americas	7.9%	7.6%	0.3 points	8.2%	7.9%	0.3 points
Asia-Pacific	3.0%	3.2%	(0.2) points	2.6%	2.6%	0.0 points
EMEA	1.2%	0.1%	1.1 points	1.0%	(0.7%)	1.7 points
Total	1.6%	1.5%	0.1 points	1.5%	0.8%	0.7 points
Operating income in our Americas division decreased $0.1 million for the three months ended September 30, 2010 and increased $1.0 million for the nine months ended September 30, 2010. Operating income for our Americas division for the three months and nine months ended September 30, 2009 includes a $1.5 million impairment charge for in our Latin America operation. The decrease in operating income in our Americas division for the three and nine months ended September 30, 2010 is due to the increase in SG&A expense due to the reinstatement of cash bonuses and merit increases during 2010 and a decrease in gross profit due to renegotiated prices for key logistic services customers and industry consolidation, partially offset by a reduction in restructuring charges. The increase in operating income as a percent of revenue of 0.3 percentage points for the three and nine months ended September 30, 2010 was driven by a shift in the mix of revenue due to an increase in logistic services revenue as well as a decrease in distribution revenue.
Operating income in our Asia-Pacific division decreased $0.4 million and 0.2 percentage points as a percent of revenue for the three months ended September 30, 2010 primarily due to a reduction of sales in Singapore related to the reduction in purchases from our principal vendor discussed previously. Operating income decreased $3.6 million due to the reduction in purchases from this vendor. This decrease was partially offset by incremental operating income from our expanded relationships in the region with other wireless device manufacturers.
Operating income in our Asia-Pacific division increased $1.9 million for the nine months ended September 30, 2010 primarily due to incremental operating income from our expanded relationships in the region with certain wireless device manufacturers, partially offset by a reduction of sales in Singapore related to the reduction in purchases from our principal vendor discussed previously. Operating income decreased $5.5 million due to the reduction in purchases from this vendor.
Operating income in our EMEA division increased $5.0 million and 1.1 percentage points as a percent of revenue for the three months ended September 30, 2010. The increase is primarily due to incremental gross profit in Great Britain and the Middle East related to new distribution agreements with wireless device manufacturers entered into during the third quarter of 2009, increased profitability due to a favorable shift in wireless devices sold, improved market conditions, as well as a reduction of restructuring charges compared to the same period in the prior year.

Operating income in our EMEA division increased $22.2 million and 1.7 percentage points as a percent of revenue for the nine months ended September 30, 2010. The increase is primarily due to incremental gross profit in Great Britain and the Middle East related to new distribution agreements with wireless device manufacturers entered into during the third quarter of 2009, increased profitability due to a favorable shift in wireless devices sold, improved market conditions, as well as a reduction of restructuring charges compared to the same period in the prior year.
Operating loss from our corporate function increased $2.6 million for the three months ended September 30, 2010 due to the reinstatement of cash bonuses that were suspended as part of the 2009 Spending and Debt Reduction Plan.
Operating loss from our corporate function increased $4.7 million for the nine months ended September 30, 2010 primarily due to an incremental $1.5 million of additional stock based compensation expense as a result of discretionary awards of restricted stock units granted by our Board of Directors in February 2010 and costs that were previously avoided as part of the 2009 Spending and Debt Reduction Plan, such as the reinstatement of cash bonuses for staff and executives and travel. These increases were partially offset by a $2.1 million severance charge in the second quarter of 2009 for the departure of the Company’s former President of the EMEA region.
Interest, net
The components of interest, net are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$2,095	$2,194	5%	$6,385	$7,453	14%
Interest income	(428)	(151)	183%	(1,022)	(688)	49%

Interest, net	$1,667	$2,043	18%	$5,363	$6,765	21%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was primarily due to lower interest rates on our Eurodollar denominated debt. The average Euro-based LIBOR rate in the first three quarters of 2010 was 0.5% compared to 1.0% for the same period in the prior year.
Legal Settlement
During the third quarter of 2010, the Company incurred a charge of $0.9 million related to the settlement of a legal dispute with the landlord of the former headquarters of Dangaard Telecom in Denmark. This contingency was acquired with the 2007 acquisition of Dangaard Telecom. In 2006 Dangaard Telecom had terminated the lease of its headquarters after a fire caused by another tenant destroyed the building, and the landlord failed to renovate the property. The landlord disputed the lease termination and claimed damages.
Other Income
Other income was $1.1 million and $1.5 million for the three and nine months ended September 30, 2010 compared to $0.1 million and $1.4 million for the same periods in the prior year. The increase in other income for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was due to an increase in foreign currency gains.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in 000s)			(Amounts in 000s)
Income tax expense (benefit)	$1,598	$(7,777)	121%	$9,750	$(7,318)	233%
Effective tax rate	12.3%	(73.1%)	85.4 points	29.4%	(60.4%)	89.8 points
Income tax expense was $1.6 million and $9.8 million for the three and nine months ended September 30, 2010 compared to an income tax benefit of $7.8 million and $7.3 million for the same period in the prior year. Income tax expense for the three months ended September 30, 2010 included $0.9 million of income tax benefit related to income tax return to provision adjustments and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that are now expected to be utilized.
Income tax expense for the nine months ended September 30, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized, $0.2 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses, and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that are now expected to be utilized.
Excluding these benefits, the effective income tax rate for the three and nine months ended September 30, 2010 was 23.4% and 27.9%. The decrease in the effective income tax rate for the three months as compared to the nine months ended September 30, 2010 was caused by an adjustment to decrease the expected tax rate for the full year. Our expected annual effective tax rate for 2010 is lower than previously estimated due to a higher mix of business in lower tax jurisdictions. Weighted average income tax rates for 2010 are approximately 20% for the EMEA region and approximately 21% for the Asia-Pacific region. Additionally, taxable income generated in the United States is reduced by deductible expenses from our Corporate headquarters.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy and France businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Italy business in the first quarter of 2010 and our France business in the third quarter of 2009. Details of discontinued operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$243	$6,113	$1,041	$43,927

Loss from discontinued operations before income taxes	$(609)	$(7,008)	$(9,029)	$(10,232)
Income tax expense (benefit)	—	619	35	(10)

Loss from discontinued operations	$(609)	$(7,627)	$(9,064)	$(10,222)

Gain (loss) on disposal from discontinued operations (1)	(1,023)	378	(123)	(953)

Total discontinued operations, net of income taxes	$(1,632)	$(7,249)	$(9,187)	$(11,175)

(1)	Gain (loss) on disposal of discontinued operations for the three and nine months ended September 30, 2010 primarily relates to cumulative currency translation adjustments.

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

	September 30,	December 31,
(Amounts in 000s)	2010	2009	% Change
Unrestricted cash	$27,293	$80,536	(66%)
Unused borrowing availability	328,239	345,665	(5%)

Liquidity	$355,532	$426,201	(17%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $11.6 million remaining for potential share repurchases under our previously announced $105 million share repurchase program and investment opportunities for the remainder of 2010. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.
Total liquidity decreased by $70.7 million during the nine months ended September 30, 2010. The primary cause of the decrease of liquidity was the use of $79.6 million to repurchase shares of common stock primarily under our previously announced $105 million share repurchase program.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of the Company’s cash flows.

	Nine Months Ended
	September 30,
	2010	2009	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$23,370	$112,762	$(89,392)
Investing activities	(17,637)	(15,715)	(1,922)
Financing activities	(61,876)	(78,849)	16,973
Effect of exchange rate changes on cash and cash equivalents	2,814	4,835	(2,021)

Net increase (decrease) in cash and cash equivalents	$(53,329)	$23,033	$(76,362)

Net cash provided by operating activities was $23.4 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $112.8 million for the same period in the prior year. This change is primarily due to $112.3 million less cash provided by working capital compared to the same period in the prior year as a result of improvements to working capital management implemented in 2009, an increase in working capital requirements to support volume increases in our distribution business compared to the same period in the prior year, as well as changes in payment terms with some key vendors in our EMEA division that resulted in a decrease in cash provided by operating activities of approximately $30 million compared to the same period in prior year.
Net cash used for investing activities was $17.6 million for the nine months ended September 30, 2010 compared to $15.7 million for the same period in the prior year. Cash used for investing activities primarily relates to capital expenditures of $16.1 million as well as a $2.1 million contingent earn-out payment related to the 2008 acquisition of Hugh Symons Group Ltd.’s wireless distribution business.
Net cash used in financing activities was $61.9 million for the nine months ended September 30, 2010 compared to $78.8 million for the same period in the prior year. Financing activities for the nine months ended September 30, 2010 include $79.6 million of cash used for the purchase of treasury stock, which was partially offset by $16.5 million of net borrowings from our revolving Global Credit Facility. During the same period in the prior year, we repaid $75.8 million on term loans as a result of debt reduction initiatives in 2009.
Approximately $94.9 million of our debt outstanding at September 30, 2010 is borrowings on our Global Term Loans. We are not required to make any principal payments on these borrowings until September 2011.
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

	Three Months Ended
	September 30,	September 30,	June 30,
	2010	2009	2010
Days sales outstanding in accounts receivable	30	27	25
Days inventory on-hand	20	18	21
Days payable outstanding	(41)	(36)	(34)

Cash Conversion Cycle Days	9	9	12

For the three months ended September 30, 2010, the cash conversion cycle remained constant at 9 days compared to the same period in the prior year. Days payable outstanding for the three months ended September 30, 2010 increased 5 days. This increase was offset by increases in days sales outstanding in accounts receivable by 3 days and days inventory on-hand by 2 days. The increase in days payable outstanding was primarily due to higher purchases from vendors with favorable payment terms. The increase in days sales outstanding was primarily due to the reduction of sales to customers that prepay for product. The increase in days inventory on-hand is primarily due to a reduction of inventory purchases that are committed for sale prior to receipt. The increase in days sales outstanding is also due to the timing of payments received from customers in the EMEA region.

Borrowings
The table below summarizes the borrowing capacity that was available to us as of September 30, 2010 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Term Loans	$94,902	$94,902	$—	$—
Global Credit Facility	300,000	13,816	862	285,322
Other	46,500	3,583	—	42,917

Total	$441,402	$112,301	$862	$328,239

We had $2.3 million of guarantees that do not impact our net availability.
At September 30, 2010 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The interest coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month bank adjusted EBITDA divided by trailing twelve month net cash interest expense.

	Global Credit Facility	Company ratio at
Ratio	covenant	September 30, 2010
Maximum leverage ratio	Not to exceed 3.0:1.0	1.1:1.0

Minimum interest coverage ratio	Not below 4.0:1.0	17.3:1.0
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

				Maximum Dollar
			Total Number of	Value of Shares
			Shares purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
	Shares Purchased	per Share	or Programs	Programs
July 1, 2010 — July 31, 2010	—	—	—	$27,710,418
August 1, 2010 — August 31, 2010	1,068,237	$6.49	1,068,237	$20,774,200
September 1, 2010 — September 30, 2010	1,415,940	$6.48	1,415,162	$11,608,398

Total	2,484,177	$6.48	2,483,399	$11,608,398

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
As of September 30, 2010, the Company has repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S, for $57.3 million in January 2010.

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

Brightpoint, Inc. (Registrant)
Date: November 3, 2010	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 3, 2010	/s/ Vincent Donargo
Vincent Donargo
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)