Form 10-K
period 2010-12-31
BRIGHTPOINT INC
filed 2011-02-25
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter was $481,727,344.
The number of shares of Common Stock outstanding as of February 23, 2011: 67,972,936
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2011, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I
Item 1. Business.
General
Brightpoint, Inc. provides end-to-end supply chain solutions to leading stakeholders in the global wireless technology industry. In 2010, we handled a total of approximately 98.8 million wireless devices. We handled approximately 79.4 million wireless devices through our logistic services business and approximately 19.4 million through our distribution business. We provide customized logistic services, including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair and remanufacture services, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries, including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.
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
Financial Overview and Recent Developments
Touchstone Wireless Acquisition. On December 23, 2010 we completed the acquisition of the U.S. based company Touchstone Wireless Repair and Logistics, L.P. (Touchstone) for $75.7 million, net of cash acquired, funded from our Global Credit Facility and cash generated from operations. We incurred $2.9 million of acquisition expenses in conjunction with the purchase. Touchstone is a leading provider of repair, remanufacture, and reverse logistics services to the wireless industry. The acquisition of Touchstone expands the breadth of repair and reverse logistics services available through our existing North America operations. Results of operations related to the acquisition are included in our consolidated results of operations beginning on December 24, 2010.
Revenue and units handled. Total wireless devices handled increased 19% to 98.8 million units and revenue increased 13% to $3.6 billion for the year ended December 31, 2010. The increases were primarily due to expanded relationships with wireless device manufacturers in the EMEA and Asia-Pacific regions, as well as increased demand for prepaid and fixed fee wireless subscriptions in the Americas region. Revenue in the Asia-Pacific region increased 14% to $992.0 million despite total wireless devices handled remaining flat compared to the prior year. During the course of the year, our Singapore business experienced a reduction of purchases from a primary wireless device supplier that eventually ceased supplying our Singapore business during the fourth quarter. The reduction in purchases from this supplier was due to many factors including: (i) inventory shortages from this supplier driven by component supply shortages; (ii) foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and, (iii) a change in the supplier’s strategy in the market, resulting in its de-emphasizing distribution from our Singapore business. Other Brightpoint operations did not experience similar declines in revenue and wireless devices handled for this supplier. Revenue in Singapore from devices purchased from this supplier was approximately $234.0 million for the year ended December 31, 2010 compared to $516.4 million for the year ended December 31, 2009. Wireless devices handled in Singapore from devices purchased from this supplier was 2.3 million for the year ended December 31, 2010 compared to 5.0 million for the year ended December 31, 2009. The decline in revenue from the sales of devices purchased from our primary wireless device supplier in Singapore was more than offset by an increase in revenue from expanded relationships with other manufacturers in the Southeast Asia region, which generated $335.0 million of revenue during 2010. Gross profit in the Asia-Pacific region increased 16.3% for the year ended December 31, 2010 compared to prior year.
European Centers of Excellence. We continue to focus on optimizing our European division’s operating and financial structure, which will result in additional opportunities to improve our financial performance in the Europe, Middle East, and Africa (EMEA) region. A main purpose of this plan is to consolidate our current warehouse facilities and create strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline our operations with the goal of becoming a low cost provider of industry leading logistic services in the EMEA region. Our first Center of Excellence, which will be in the Nordic region, is scheduled to be operational during the first quarter of 2011 and running at full capacity by the third quarter of 2011. We have preliminarily selected a second facility to be located in Slovakia, and we will retro-fit the existing facility.
Americas Centers of Excellence. In January 2011 we announced the addition of three new Centers of Excellence to enhance our supply chain network in the United States. The addition of these facilities is expected to help meet demand, expand our portfolio of products and services, improve long-term operating efficiencies through the elimination of capacity constraints, mitigate the risk of business interruption by providing geographically dispersed operations, and provide an improved supply chain network for freight management services. In October 2010, we entered into a lease agreement for a 200,000 square foot Center of Excellence facility in Plainfield, Indiana. In December 2010, we purchased a 533,000 square foot Center of Excellence located in Plainfield, Indiana for $18.4 million including closing costs. Additionally, we have entered into an agreement to purchase a 264,000 square foot Center of Excellence in Reno, Nevada for approximately $11.5 million during the first quarter of 2011. We expect this facility to be operational in the second quarter of 2011. We will vacate a current facility in Plainfield, Indiana upon the termination of its lease in July 2011, and its operations will be transferred to the new Centers of Excellence. The addition of these Centers of Excellence and the transfer of the current Plainfield facility operations to the new facilities will increase our physical operational facilities in the United States by approximately 700,000 square feet.
EMEA Shared Services Center. We have also made progress on our Shared Services model to centralize many business support (or back office) functions in the EMEA region. During 2010 we continued to migrate certain back office functions from EMEA operating entities to the Shared Services Center, with two remaining European entities to be migrated. These entities are planned to be migrated to the Shared Services Center by the end of the second quarter of 2011. Our Middle East and South Africa entities are planned to be migrated to the Shared Services Center in 2012.
Amendment to Global Credit Facility. On November 23, 2010 we entered into the Fourth Amendment to our Credit Agreement dated as of February 16, 2007, and amended on July 31, 2007, November 20, 2007, and March 12, 2009. The Fourth Amendment, among other things, resulted in: (i) increasing the total borrowing capacity to $450 million from the prior capacity of approximately $394 million that was comprised of $94 million in term loan and $300 million in revolver capacity; (ii) our prepaying and eliminating the existing term debt component of approximately $94 million and increasing the total capacity under the revolver from $300 million to $450 million; (iii)  extending the maturity date until November 2015; (iv) a new interest rate of 2.75% over LIBOR, or approximately 3.00%, as of December 31, 2010, an interest rate that is approximately 1.50% higher than under the previous credit facility; and, (v) replacing the covenants requiring a current ratio above 1.1 and an interest coverage ratio above 4.0 with a covenant requiring us to maintain a fixed charge ratio above 2.0. Consistent with the prior Credit Agreement, the amended agreement contains a covenant requiring a maximum leverage ratio below 3.0. The increase in the borrowing capacity is in response to our strategy to grow our business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions.
Share Repurchase Program. In July 2009, our Board of Directors approved the repurchase of up to $50 million of Brightpoint common stock (the Share Repurchase Program). In January 2010, our Board of Directors approved an increase of our Share Repurchase Program by $30 million, allowing aggregate share repurchases of up to $80 million. On January 15, 2010 we repurchased 9.2 million shares of Brightpoint common stock from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S (f/k/a Dangaard Holding A/S) for $6.20 per share, for an aggregate of $57.3 million, as part of the program. After this repurchase, Partner Escrow Holding A/S does not own any Brightpoint stock. On February 22, 2010, our

Board of Directors approved an increase of our Share Repurchase Program by $25 million, allowing aggregate share repurchases of up to $105 million. On November 9, 2010, the Board of Directors approved an increase of the share repurchase program by an additional $25 million, allowing aggregate share repurchases of up to $130 million. As of December 31, 2010, there is approximately $36.6 million of availability remaining under the Share Repurchase Program, which expires on December 31, 2012. During 2009 and 2010 we repurchased 3.2 million shares and 12.2 million shares at an average weighted price of $5.22 per share and $6.29 per share under the Share Repurchase Program for a total of 15.4 million shares at a weighted average price of $6.07 per share. Funds for the repurchases were provided by funds available under our Global Credit Facility and cash generated from operations.
Global Wireless Industry
The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. To enable this capability for the subscriber, the global wireless industry is generally organized as follows:
•	Mobile network operators: build and operate wireless networks and provide voice and data access services to subscribers.

•	MVNOs: resell voice and data access services, or airtime, from other mobile operators and do not directly build and operate their own wireless networks.

•	Infrastructure designers, manufacturers, builders, and operators: companies who operate in this segment provide mobile operators with technology, equipment, and cell sites to host and operate the networks.

•	Component designers and manufacturers: design technology and components that are embedded within a wireless device. Components include circuit boards, displays, antennae and others.

•	Content providers: develop mobile content for use with wireless devices and provide consumers with content such as ring tones, messaging, music, streaming video and television, games and other applications.

•	Wireless device manufacturers: design, manufacture, and market wireless devices, such as cellular phones, wireless personal digital assistants, smartphones, tablets, netbooks and e-readers, which connect subscribers to a wireless network.

•	Supply chain management providers, retailers and resellers: supply chain management providers provide logistic and distribution services to physically move wireless devices and related products from manufacturers or mobile operators closer to, or directly into, the hands of mobile subscribers; retailers, value-added resellers and system integrators provide subscribers and potential subscribers with an access point, either physical or on-line, to purchase a subscription and/or a wireless device. Certain supply chain management providers provide repair and remanufacture services for wireless devices and related products as well as the disposal of end-of-life products.
Wireless voice and data services are available to consumers and businesses over regional, national and multi-national networks through mobile operators that use digital and analog technological standards, such as:

Generation	Technology Standards
2G Digital	TDMA, CDMA, GSM, iDEN
2.5G Digital	GPRS, EDGE, CDMA 1xRTT
3G Digital	W-CDMA/UMTS, CDMA 1xEV-DO, HSDPA
3.5G Digital	HC-SDMA, E-UTRA, WiMAX
4G	LTE Advanced, HSPA/HSPA+
Developments within the global wireless industry have allowed wireless subscribers to talk, send text messages, send and receive e-mail, capture and transmit digital images and video recordings (multimedia messages), play games, download applications, browse the Internet, read books and watch television using their wireless devices. Wireless devices and services are also used for monitoring services, point-of-sale transaction processing, machine-to-machine communications, local area networks, location monitoring, sales force automation and customer relationship management.

From 2009 to 2010, the estimated number of worldwide wireless subscribers increased from approximately 4.5 billion to approximately 4.6 billion. At the end of 2010, wireless penetration was estimated to be approximately 70% of the world’s population. During 2010, shipments of wireless devices in the global wireless industry increased by approximately 13% to an estimated 1.4 billion wireless devices. The replacement cycle remains the single biggest factor driving global wireless device sell-in demand. Compelling data centric services over fast networks should continue to fuel the future global demand for wireless devices. Ease of use and increased functionality of devices will continue to drive consumer demand for wireless devices and hence the replacement cycle. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection is based on Company and industry analyst estimates.
We believe the following major trends are taking place within the global wireless industry, although there are no assurances we will benefit from these trends:
Smartphones. We believe that some of the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (3G, 3.5G and 4G) with full Internet capabilities, compelling display technologies and touch screen enhancements, which should result in increasing penetration of smartphones. Mobile data (mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. We estimate that smartphones were approximately 20% of total wireless devices shipped in 2010, and we expect smartphones to be approximately 25% of the total wireless devices shipped in 2011. While the new features, enhanced functionalities, smartphone penetration and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints, network capacity and other factors could negatively impact anticipated wireless device shipments.
Increasing Subscribers. We expect the number of subscribers worldwide to continue to increase. Increased wireless service availability or lower cost of wireless service compared to conventional fixed line systems and reductions in the cost of wireless devices may result in an increase in subscribers. In particular, markets or regions such as Africa, India, China and Eastern Europe are expected to significantly increase their number of subscribers. The emergence of new wireless technologies, related applications, and increasing penetration of machine-to-machine appliances might further increase the number of subscribers in markets that have historically had high penetration rates. More mobile operators may offer services including seamless roaming, increased coverage, improved signal quality and greater and faster data handling capabilities through increased bandwidth, thereby attracting more subscribers to mobile operators that offer such services.
Next Generation Systems. In order to provide a compelling service offering for their current and prospective subscribers, mobile operators continue to expand and enhance their systems by migrating to next generation systems such as 3G, 3.5G and 4G. These systems allow subscribers to send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet, watch television and take advantage of services such as monitoring services, point-of-sale transaction processing, machine-to-machine communications, location monitoring, sales force automation and customer relationship management. In order to realize the full advantage of these services and capabilities, many current subscribers will need to replace their wireless devices. As a result, the continued rollout of next generation systems is expected to be a key driver for replacement sales of wireless devices. The first 4G networks began rolling out in the United States during 2010 and will expand in upcoming years. The ability and timing of mobile operators to rollout these new services and manufacturers to provide devices, which use these technologies, might have a significant impact on consumer adoption and the rate of sale of replacement devices.
New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. In addition, companies such as Google and Microsoft (wireless device operating systems providers) and HTC, Research in Motion, Nokia, and Apple (wireless device manufacturers) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. Nokia, HTC, Google, Microsoft, Research in Motion, and Apple, as well as main legacy personal computer providers such as Hewlett-Packard, Dell, and Acer, continue to heighten competition with other existing manufacturers by providing consumers with more feature-rich products, broader selection and new market channels, which could result in increased wireless device shipments.

Tablets. There was a significant ramp up in sales of tablets during 2010 and we expect this market to exhibit strong growth during 2011. Industry estimates are that approximately 20 million tablets were sold in 2010, and industry estimates are that approximately 50 million tablets will be sold during 2011. Tablets feature large touchscreens, wireless connectivity, virtual keyboards, application availability, and always-on functionality in a portable device, which has heightened consumer interest. Various personal computer vendors and wireless device manufacturers have introduced tablets into the market, and it is expected that the roll out of upgraded versions of existing tablets and new entrants into the tablet market will increase in upcoming years.
Pricing Factors and Average Selling Prices. Industry estimates suggest the global wireless industry’s average selling price for wireless devices increased slightly in 2010 from 2009. The primary factor for the increase in average selling price the increased percentage of smartphone devices shipped compared to the prior year. The increase in average selling prices of wireless devices could have a positive impact on our distribution revenue. However, changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are typically fee-based services.
Our Business
Brightpoint, Inc. provides end-to-end supply chain solutions to leading stakeholders in the global wireless technology industry. Our primary business is moving wireless devices closer to, or directly into, the hands of mobile subscribers. With approximately 98.8 million wireless devices handled in 2010, we believe we are the largest dedicated provider of customized supply chain solutions to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. Our business includes distribution channel management, logistic services, activation services and the sale of prepaid airtime. The majority of our business is conducted through product distribution and logistic services. While our activation services and prepaid airtime businesses are important to us, they are less significant than our other businesses in terms of revenue and units handled.
Logistic Services (which we sometimes refer to as “Supply Chain Solutions”). Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair and remanufacture services, reverse logistics, transportation management, sale of prepaid airtime, and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of Debitel (Denmark and Germany), Euroset (Finland), Kyocera (United States), MetroPCS (United States), Research in Motion (United States), Sprint (United States), T-Mobile (United States), T-Mobile Slovensko (Slovakia), TracFone (United States), and Vodafone (Australia, New Zealand and Germany).
During 2010, 2009 and 2008 logistic services accounted for approximately 9%, 11% and 10% of our total revenue and accounted for approximately 80%, 77% and 71% of the total wireless devices we handled. In 2010, 2009 and 2008 our logistic services gross margin was 49.0%, 43.9% and 36.7% and accounted for approximately 52%, 57%, and 48% of total gross profit. Cost of revenue for logistic services is primarily composed of costs such as freight, labor and rent expense. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than for our distribution business.
Repair and Remanufacture Services. In our repair and remanufacture services business, we test, identify, and prepare wireless devices and accessories for resale, as well as remanufacture and repackage wireless devices and accessories to customers’ required specifications. We also provide responsible end-of-life disposition of wireless devices, chargers and batteries. These services are primarily part of the Touchstone business acquired in December 2010. We have contracts with various mobile operators and wireless equipment manufacturers to provide repair and remanufacture services, including, but not limited to, T-Mobile and Alltel.
The cost of revenue for repair and remanufacture services includes the cost of spare parts and other direct and indirect costs such as freight, labor and rent expense. We expect this business to be dilutive to our logistic services gross margins due to the fact the margins on the sale of spare parts associated with providing these services are not as high as certain other logistic services we provide, but this business is expected to increase overall gross margin.
Activation Services. In our activation services business, we provide wireless activation solutions for our clients through retail, enterprise and online channels. We market these services under the Actify brand name in the United States and have activation agreements with AT&T, Sprint, T-Mobile, Boost, and Verizon Wireless to support the activation of wireless converged, embedded and mobile broadband devices. We establish and manage a network of authorized channel partners that include brick and mortar retailers, online retailers, corporate enterprise, value added resellers and OEMs. We provide our channel partners with access to authorized products and support them through commissions management, e-commerce procurement solutions, sales and marketing programs, merchandising programs, training programs, incentive programs and cooperative advertising. As our channel partners activate or upgrade subscribers through our agency agreements, they earn commissions. Through these agreements, we manage commissions from the mobile operators and pay the channel partners their pro-rata portion of the commissions after deducting our fees. For the mobile operators, we provide them with incremental points of sale and alternative distribution under a variable-cost model subscribers acquisition and retention. We provide additional managed services to serve corporate enterprise and OEM consumer and business channels, specializing in wireless procurement, e-commerce activations and account management services. Sales of wireless devices and related accessories to our network of channel partners are included in product distribution revenues and fees earned from commissions management services are included in logistic services revenues.
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
Product Distribution (which we sometimes refer to as “Channel Sales and Services”). In our product distribution activities, we provide distribution channel management services to leading wireless device manufacturers through the purchase of a wide variety of wireless voice and data products for delivery to our customers. Distribution channel management is similar to our logistic services; however it requires an investment of working capital due to the fact that in these arrangements we take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 25,000 B2B customers. Product distribution revenue includes the value of the product sold and typically generates significantly higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products that we believe have the potential for enhanced financial return and significant market penetration. In 2010, 2009 and 2008 approximately 91%, 89%, and 90% of our total revenue was derived from product distribution. In 2010, 2009 and 2008 approximately 20%, 23% and 29%, of our total wireless devices handled were sold through product distribution. In 2010, 2009 and 2008 our gross margin on product distribution revenue was 4.6%, 4.2% and 4.3% and product distribution accounted for approximately 48%, 43% and 52% of total gross profit. Cost of revenue for product distribution includes the costs of the products sold and other direct and indirect costs such as freight, labor and rent expense.
The wireless devices we distribute include a variety of devices designed to operate on various operating platforms and feature brand names such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung, and Sony Ericsson. In 2010, 2009 and 2008 our sales of wireless devices through product distribution totaled 19.4 million, 19.1 million and 24.0 million devices. As the industry’s average selling prices have continued to fluctuate, our average selling prices have also fluctuated due to the mix of wireless devices we sell and the markets in which we operate. In 2010, 2009 and 2008 our average selling price for wireless devices was approximately $159, $135, and $149 per unit. In 2010 approximately 28% of our total wireless devices handled were smartphones, which typically have a higher average selling price.
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
Our Strategy
Our strategy is to continue to grow as a leader in providing supply chain solutions to the global wireless industry. Our objectives are to increase our earnings and market share, improve our return on invested capital and to enhance customer satisfaction by increasing the value we offer relative to other service alternatives and service offerings by our competitors.
Our strategy incorporates industry trends such as increasing sales of replacement devices, increasing subscribers, the migration to next generation systems and new or expanding industry participants as described in detail in the section entitled

“Global Wireless Industry.” We will endeavor to grow our business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions. In evaluating opportunities for growth, key components of our decision making process include anticipated long-term rates of return, short-term returns on invested capital and risk profiles as compared to the potential returns. No assurances can be given on the success of our strategy.
Key elements of our strategy include:
Expanding. Our plan includes the transfer of our industry know-how, relationships, and capabilities from one market to another in an effort to expand our product and service offerings within our current markets. This is intended to enhance the service offerings and product lines of some of our operations, which have relatively limited product lines and service offerings as compared to the collective product and service offerings of the entire Company. Opportunities in expanding our product lines include wireless handsets, including smartphones, data devices, such as tablets and netbooks, memory cards, SIM-cards and accessories. Opportunities in expanding our service offerings include product fulfillment, electronic prepaid recharge services, reverse logistics management, repair and refurbishment services, and online activation services.
Adding new products and services to our portfolio as one of our key strategic initiatives helps enable us to focus on diversifying our vendor and customer base on a global basis. With our business focused on the wireless industry, we strive to be the most valuable partner to our vendors and customers by offering them a comprehensive suite of wireless supply chain services at the most competitive prices. We also believe we are in a position to enter into new geographic markets, thereby expanding our addressable market.
Optimizing. We believe we have the opportunity to significantly increase the value of our company by optimizing and leveraging our existing operations. We are committed to focusing on leveraging our infrastructure, market share, and cost structure to increase the value we offer relative to other service alternatives and service offerings by our competitors. Our global platform and services allow us to be a low cost service provider to the global wireless industry.
A main strategic component of this plan will revolve around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline our operations and provide unique, value-added services to the wireless industry. We have made progress on establishing our first European Center Of Excellence in the Nordic region, and it is expected to be operational during the first quarter of 2011 and running at full capacity by the third quarter of 2011. An additional Center of Excellence in Europe has been selected and we also have made investments and progress towards establishing three new Centers of Excellence in North America during 2011. No assurances can be given on the success of the implementation of our Centers of Excellence.
Differentiating. Our people, our technology, and our innovation will drive our growth in the supply chain solutions capabilities we provide to the global wireless industry. We believe further investments in each of these important areas will ensure our continued supply chain leadership position. The need for these investments is underscored by the growing complexity of the wireless device industry as well as the convergence of numerous technologies into the wireless space. Maintaining our focus on the wireless industry while making these investments with a skilled and committed workforce, the effective use of technology and efficient and flexible customer-centric solutions will solidify our points of competitive differentiation.
Strategic planning is an ongoing discipline. We refresh and adapt our strategy to reflect our increasing supply chain solutions capability and changing market complexities and opportunities. Previous strategic initiatives have positioned us for success and enabled us to grow faster than the mobile phone industry. We anticipate continuing this growth trend through expanding, optimizing and differentiating our business offerings.
Customers
We provide our products and services to a base of approximately 25,000 B2B customers consisting of mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors. During 2010, customers in each of our primary sales channels included the following:
Mobile Operators and MVNOs: Cellular South (United States), MetroPCS (United States), Sprint (United States), T-Mobile (United States), TracFone (United States), Verizon Wireless (United States), America Movil (Guatemala and El Salvador), SingTel (Australia), Vodafone (Australia, New Zealand and Germany), Reliance Infocomm (India), Tata TeleServices (India), Debitel AG (Europe), KPN (Benelux), Netcom (Norway), Tele2 (Sweden), Telefonica (Spain) and T-Mobile Slovensko (Slovakia)

Dealers and Agents: Cellular Sales (United States), Russell Cellular (United States), Pro Cellular (United States), Telechoice (Australia), First Mobile Group (Australia and New Zealand), Dialect (Sweden) and Klartsvar (Sweden)
Mass Retailers: Radio Shack (United States), Harvey Norman (Australia), Coles Group (Australia), Woolworth’s Group (Australia), Media Group (Europe) and Pressbyran (Sweden)
Other Distributors: Ralco (United States), Skywire (United States), Generation Next Group (formerly Computech) (Hong Kong and Singapore), Multi Trade International (Hong Kong and Singapore) Raduga Pte. Ltd (Singapore) PT Comtech Cellular (Indonesia), PT Teletama Artha Mandiri (Indonesia), PT Selular Media Infotama (Indonesia), and Excel International Limited (Hong Kong)
In 2010, 2009 and 2008 aggregate revenues generated from our five largest customers accounted for approximately 16%, 22% and 19% of our total revenue. No customer accounted for 10% or more of our total revenue in 2010, 2009 or 2008. Aggregate revenues from our three largest customers in the Asia-Pacific region accounted for 10% of our total revenue and 34% of the Asia-Pacific division’s revenue during 2010.
We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are accepted from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Backlog is generally not material to our business because orders are generally filled shortly after acceptance. Our logistic services are typically provided pursuant to agreements with terms between one and three years which generally may be terminated by either party subject to a short notice period.
Purchasing and Suppliers
We have established key relationships with leading manufacturers of wireless voice and data equipment such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung and Sony Ericsson. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, features, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including trade credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers.
Samsung products represented approximately 23%, 16% and 15% of total units handled in 2010, 2009 and 2008. Nokia products represented 18%, 20%, 26% of total units handled in 2010, 2009 and 2008. LG Electronics products represented approximately 13% of total units handled in 2010 and less than 10% in 2009 and 2008. Kyocera products represented approximately 11% of total units handled in 2010 and 2009 and less than 10% in 2008. Motorola accounted for less than 10% of total units handled in 2010 and 19% and 21% in 2009 and 2008. None of the products we sold from our other suppliers accounted for 10% or more of our total units handled in 2010, 2009 and 2008. Loss of the applicable contracts with Samsung, Nokia, LG Electronics, Kyocera, Motorola or other suppliers, or failure by Samsung, Nokia, LG Electronics, Kyocera, Motorola or other suppliers to supply competitive products on a timely basis, at competitive prices and on favorable terms, or at all, may have a material adverse effect on our revenue and operating margins and our ability to obtain and deliver products on a timely and competitive basis. See — “Competition.”
We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Our agreements may be subject to certain conditions and exceptions, including the retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain other competing manufacturers and to certain mobile operators. Typically our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy purchase requirements based upon forecasts provided by us, in which a portion of these forecasts might be binding. Our supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common freight carriers. We believe that our relationships with our suppliers are generally good. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our significant suppliers, or if any supplier imposes substantial price increases or eliminates favorable terms provided to us and alternative sources of supply are not readily available, it may have a material adverse effect on our results of operations.

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
Our sales and marketing efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have dedicated a sales force to manage most of our mobile operator relationships and to promote our logistic services including our activation services and prepaid airtime business models. Including support and retail outlet personnel, we had 628 employees involved in sales and marketing at December 31, 2010, of which 141 are in our Americas division, 215 in our EMEA division, and 272 in our Asia-Pacific division.
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
The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services, to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offerings and introducing products with enhanced functionality that compete with other consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete to a certain extent with single function digital cameras, wireless devices with MP3 capabilities that compete with single function handheld audio players, and wireless devices with embedded navigation capabilities that compete with single function handheld navigation devices. These single function consumer electronic products are distributed through other distributors who may become our competitors as the wireless industry continues to introduce wireless devices with enhanced functionality. In addition, products that reach the market outside of normal distribution channels, such as gray market resellers, may also have an adverse impact on our operations.
Our current competition and specific competitors varies by service line and division as follows:
Logistic Services. Our logistic services business competes with general logistic services companies who provide logistic services to multiple industries and specialize more in the warehousing and transportation of finished goods. Manufacturers can also offer fulfillment services to our customers. Certain mobile operators have their own distribution and logistics infrastructure that competes with our outsource solutions.
For logistic services, specific competitors and the division in which they generally compete with us include Brightstar Corporation (all divisions), CAT Logistics (Americas), GENCO-ATC (Americas), Tessco Technologies (Americas), New Breed Logistics (Americas), UPS Logistics (Americas), Arvato Logistics Services (EMEA), CEVA Logistics (EMEA) and Kuehne + Nagel (EMEA).
Repair and Remanufacture Services. Our repair and remanufacture services business competes with companies that specialize in repair and remanufacture services for wireless devices as well as general logistic services companies that provide repair and remanufacture services as part of their service offerings.
For repair and remanufacture services, specific competitors and the division in which they generally compete with us include First Wireless Group (Americas), Fox Conn (Americas), GENCO-ATC (Americas), Moduslink-PTS (Americas), New Breed Logistics (Americas), and Valutech Outsourcing (Americas).
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
For prepaid airtime, specific competitors and the division in which they generally compete with us include American Wireless (Americas), InComm (Americas), Vincent Huang & Associates (Americas), Alphyra (EMEA) and Euronet (EMEA).
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
For product distribution, specific competitors and the divisions in which they generally compete with us include Brightstar Corporation (all divisions), Tessco Technologies (Americas), Superior Communications (Americas), CDW (Americas), Reliance (Americas), PCD (Americas), Parktel (Americas), Cellnet Group Ltd. (Asia-Pacific), Axcom (EMEA), 20:20 Logistics (EMEA) and Ingram Micro (all divisions).
Information Systems
The success of our operations is largely dependent on the functionality, architecture, performance and utilization of our information systems. We have implemented, and continue to implement, business applications that enable us to provide supply chain solutions for our customers and suppliers. These solutions include, but are not limited to, e-commerce; electronic data interchange (EDI); credit scoring, collection services, web-based order entry, account management, supply chain management; warehouse management, serialized inventory tracking, inventory management and reporting. During 2010, 2009 and 2008, we invested approximately $15.8 million, $8.3 million and $10.7 million, in our information systems with the focus of increasing the functionality and flexibility of our systems. In 2008 we began implementing a global ERP system. Implementation of this system throughout all of our operating entities will continue throughout 2011. In 2010, we began to implement a global warehouse management and transportation management system. Implementation of this system throughout all of our major operating locations will continue throughout 2011 and into 2012. In the future, we intend to invest to further develop those solutions and integrate our internal information systems throughout all of our divisions. At December 31, 2010, there were approximately 299 employees in our information technology departments worldwide.
Employees
As of December 31, 2010, we had 3,909 employees; 2,130 in our Americas division, 682 in our Asia-Pacific division, 984 in our EMEA division, and 113 in our Corporate division. The America’s division includes 951 employees who came over in connection with our acquisition of Touchstone. Of total employees, nine were in executive officer positions, 2,451 were engaged in service operations (including 872 from Touchstone), 628 were in sales and marketing and 821 were in finance and administration (including 299 information technology employees). Our distribution activities and logistic services are labor-intensive and we utilize temporary laborers due to the seasonal demands of our business. At December 31, 2010, we had 2,244 temporary laborers; 2,014 in our Americas division (including 1,036 from Touchstone), 111 in our Asia-Pacific division and 119 in our EMEA division. Of these temporary laborers, approximately 2,167 were engaged in service operations, 24 were in sales and marketing and 53 were in finance and administration. Worldwide, none of our employees are covered by a collective bargaining agreement, except for national collective labor agreements in Finland. We believe that our relations with our employees are good.
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
General risks related to our operations
Our operations could be harmed by fluctuations in regional demand patterns and economic factors. In prior years, the demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. Economic slow-downs in regions served by us or changes in promotional programs offered by mobile operators may lower consumer demand, lengthen the replacement cycle and create higher levels of inventories in our distribution channels which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. A prolonged economic slow-down in the United States or any other region in which we have significant operations could negatively impact our results of operations and financial position.
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
     During 2010, the reduction of product supply from and the eventual elimination of supply from a key supplier caused a significant decrease in revenue in Singapore compared to the prior year. The reduction in purchases from this supplier was due to many factors including: inventory shortages from this supplier driven by component supply shortages; foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and the supplier experienced management and organizational changes, which resulted in reducing and eventually eliminating its allocation of saleable products to us. The decrease in revenue from the decrease in purchases from this key supplier was subsequently more than offset by expanded relationships in the Asia-Pacific region with other wireless device manufacturers which resulted in an increase in average selling price.
We depend on our computer and communications systems. As a multi-national corporation, we rely on our computer and communication network to operate in an efficient and secure manner. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could negatively impact our business and operations. Additionally, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage and face penalties for not complying with information security standards, which could materially harm our business and operations.

The market price of our common stock may continue to be volatile. The market price of our common stock has fluctuated significantly from time to time. The trading price of our common stock could experience significant fluctuations in the future due to a variety of factors, including but not limited to:
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
Our business growth strategy includes acquisitions. We have acquired businesses in the past and plan to continue to do so in the future based on our global business strategy. Prior or future acquisitions may not meet the expectations that we had at the time of purchase, which could adversely affect our operations causing operating losses and subsequent write-downs due to asset impairments.
     In December 2010 we completed the acquisition of Touchstone for $75.7 million in cash. Touchstone is a leading provider of repair, remanufacture, and reverse logistics to the wireless industry. We can give no assurances that the purchase of Touchstone will have a positive impact on our future earnings.
We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights. Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold one patent relating to certain of our business methods.
     With respect to other business methods and software, we rely on trade secret and copyright laws to protect our proprietary knowledge. We regularly enter into non-disclosure agreements with our key customers and suppliers and employees. We also limit access to and distribution of our trade secrets and other proprietary information. These measures may not prove adequate to prevent misappropriation of our technology. Our competitors could also independently develop technologies that are substantially equivalent or superior to our technology, thereby eliminating one of our competitive advantages. We also have offices and conduct our operations in a wide variety of countries outside the United States. The laws of some other countries do not protect our proprietary rights to the same extent as the laws in the United States. In addition, although we believe that our business methods and proprietary software have been developed independently and do not infringe upon the rights of others, third parties may assert infringement claims against us in the future or our business methods and software might be found to infringe upon the proprietary rights of others.
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

The global wireless industry is intensely competitive and we may not be able to continue to compete successfully in this industry. We compete for sales of wireless voice and data equipment, and expect that we will continue to compete, with numerous well-established mobile operators, distributors and manufacturers, including our own suppliers. As a provider of logistic services, we also compete with other distributors, logistic services companies and electronic manufacturing services companies. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. The global wireless industry has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating or responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products that might be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face might change and grow more intense.
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
Our business could be harmed by consolidation of mobile operators. The past several years have witnessed a consolidation within the mobile operator community, and this trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenditures, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistic services. We could also lose business or face price pressures if mobile operators that are our customers are acquired by other mobile operators that are our customers or not our customers.
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
A global economic downturn could cause a severe disruption in our operations. Our business was negatively impacted by the global economic downturn during the past couple of years. If another downturn occurs, there could be several severely negative implications to our business that may exacerbate many risk factors including, but not limited to, the following:
•	Counterparty risk:
o	Our customers, vendors and their suppliers (e.g., component manufacturers) may become insolvent and file for bankruptcy, which could negatively impact our results of operations.
•	Liquidity:
o	Liquidity could be reduced and this could have a negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us, our customers and our creditors.

o	Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage.

o	Our suppliers could tighten trade credit which could negatively impact our liquidity.

o	We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. In addition, we may not be able to retain our current accounts receivable factoring arrangements in Spain and Germany or secure new accounts receivable factoring agreements.

•	Demand:
o	A global recession could result in severe job losses and lower consumer confidence, which could cause a decrease in demand for our products and services.
•	Prices:
o	Certain markets could experience deflation, which could negatively impact our average selling price and revenue.
Our implementation of European and North American Centers of Excellence may not be successful. The success of our strategy to optimize our European and North American operational and financial structure relies in large part on launching and effectively operating our Centers of Excellence (supply chain delivery centers). The creation and launch of these Centers of Excellence requires substantial capital expenditures and requires significant time and attention from our management and operational personnel. In the event we are unsuccessful at launching or operating these Centers of Excellence or in the event the Centers of Excellence fail to yield the anticipated operational efficiencies then our strategy and operating results could be negatively impacted.
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
We may not be able to grow at our historical or current rates or effectively manage future growth. In recent years, except for 2009, we experienced domestic and international growth. There can be no assurances as to our ability to achieve future growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could materially harm our operations. Our inability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could cause our future earnings to decline. In addition, our growth prospects could be harmed by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.
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
     Our business is labor-intensive, and we periodically experience high personnel turnover in certain functional areas. In addition, we are from time to time subject to shortages in the available labor force in certain geographical areas where we operate. A significant portion of our labor force is contracted through temporary agencies and a significant portion of our costs consists of wages to hourly workers. Growth in our business, together with seasonal increases in units, requires that from time to time we must recruit and train personnel at an accelerated rate. We may not be able to continue to hire, train and retain a significant labor force of qualified individuals when needed, or at all. Our inability to do so, or an increase in hourly costs, employee benefit costs, employment taxes or commission rates, could cause our operating results to decline. In addition, if the turnover rate among our labor force increases further, we could be required to increase our recruiting and training efforts and costs, and our operating efficiencies and productivity could decrease.
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
We have debt facilities that could prevent us from borrowing additional funds, if needed. Our global credit facility is secured by primarily all of our domestic assets and certain other foreign assets and stock pledges. Our borrowing availability is based primarily on a leverage ratio test, measured quarterly as total funded indebtedness over EBITDA adjusted as defined in the credit agreement. Consequently, any significant decrease in adjusted EBITDA could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our global credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of our common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States or assets of any other named borrower. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our indebtedness under the credit agreement would become immediately due and payable, and the banks could foreclose on their security.
We rely on our suppliers to provide trade credit and terms to adequately fund our on-going operations and product purchases. Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to increase the efficiency of our capital usage. The payment terms we receive from our suppliers is dependent on several factors, including, but not limited to:
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
A significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks. We maintain operations centers and sales offices in territories and countries outside of the United States. The fact that our business operations are conducted in many countries exposes us to several additional risks, including, but not limited to:
•	potentially significant changes in wireless product prices;

•	increased credit risks, customs duties, import quotas and other trade restrictions;

•	potentially greater inflationary pressures;

•	shipping delays;

•	the risk of failure or material interruption of wireless systems and services; and

•	possible wireless product supply interruption.
     In addition, changes to our detriment may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we entered into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our local management has limited prior experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future, decide to divest certain existing foreign operations, which could result in our incurring significant additional losses.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We provide our supply chain solutions from our sales and operations centers located in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of these facilities are occupied pursuant to operating leases except for two North American operations facilities that were purchased in 2009 and 2010. The table below summarizes information about our sales and operations centers by operating division.

	Number of	Aggregate
	Locations(1)	Square Footage
Americas	15	2,282,955
Asia-Pacific	7	132,788
Europe, Middle East and Africa	16	584,332

	38	3,000,075

(1)	Refers to facilities operated by the Company that are greater than 1,000 square feet.
We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.
Item 3. Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. For more information on legal proceedings, see Note 12 Legal Proceedings and Contingencies, in the Notes to Consolidated Financial Statements.
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NASDAQ Global Select Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for our Common Stock as reported by the NASDAQ Stock Market.

2010	High	Low
First Quarter	$8.00	$5.71
Second Quarter	8.45	6.98
Third Quarter	8.17	5.85
Fourth Quarter	9.42	6.83

2009	High	Low
First Quarter	$5.44	$3.06
Second Quarter	6.83	4.14
Third Quarter	9.29	5.14
Fourth Quarter	9.03	6.91
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
At February 24, 2011, there were 299 shareholders of record.
We did not pay cash dividends during 2010 or 2009. Certain of our bank agreements require consent from the lender group prior to declaring or paying cash dividends, making capital distributions or other payments to shareholders. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of the business and does not expect to declare or pay any cash dividends in the foreseeable future.
The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 11, 2010, the Board of Directors approved the increase of the previously announced share repurchase plan by $30 million, allowing aggregate share repurchases of up to $80 million. On February 22, 2010, the Board of Directors approved the increase of the share repurchase program by $25 million, allowing aggregate share repurchases of up to $105 million. On November 9, 2010, the Board of Directors approved an increase of the share repurchase program by an additional $25 million, allowing aggregate share repurchases of up to $130 million. As of December 31, 2010, there is approximately $36.6 million of availability remaining under the Share Repurchase Program, which expires on December 31, 2012.
We did not repurchase any shares of common stock during the fourth quarter of 2010. As of December 31, 2010, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010. We also repurchased throughout 2010 an additional 3.0 million shares at an average rate of $6.57 per share.

The following line graph compares, from January 1, 2006 through December 31, 2010, the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the stocks comprising the S&P SmallCap 600 Index, NASDAQ Market Value Index, the Morningstar Group Index (Electronics Distribution) and the Hemscott Group Index (Electronics Wholesale). Morningstar is the owner of Hemscott and the Morningstar Group Index will replace the Hemscott Group Index in future filings. Both indices are included for comparative purposes. The comparison assumes $100 was invested on January 1, 2006 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of all cash dividends, if any, paid on such securities. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon share price appreciation and not upon reinvestment of cash dividends. Historical share price is not necessarily indicative of future stock price performance.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG BRIGHTPOINT, INC., NASDAQ
MARKET INDEX, S&P SMALLCAP 600 INDEX,
MORNINGSTAR GROUP INDEX, AND HEMSCOTT GROUP INDEX
Assumes $100 invested on January 1, 2006
Assumes dividends reinvested
Fiscal Year Ended December 31, 2010

	2005	2006	2007	2008	2009	2010

Brightpoint, Inc.	$100.00	$87.30	$99.70	$28.24	$47.71	$56.67
NASDAQ Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36
S&P SmallCap 600	$100.00	$115.12	$114.78	$79.11	$99.34	$125.48
Morningstar Group Index	$100.00	$103.30	$104.41	$55.11	$86.12	$109.65
Hemscott Group Index	$100.00	$108.47	$120.95	$75.75	$119.15	$132.06

Item 6. Selected Financial Data.
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)

Revenue	$3,593,239	$3,166,579	$4,331,252	$4,089,625	$2,397,193
Gross profit	314,623	274,527	323,883	259,255	150,867
Operating income (loss) from continuing operations	60,409	36,633	(282,124)	62,428	49,669
Income (loss) from continuing operations	38,845	40,825	(325,450)	46,158	37,777
Total gain (loss) from discontinued operations, net of income taxes	(8,727)	(14,269)	(16,303)	1,582	(2,167)
Net income (loss) attributable to common shareholders	30,118	26,556	(342,114)	47,394	35,610

Earnings (loss) per share — basic:(2)
Income (loss) from continuing operations	$0.56	$0.51	$(4.16)	$0.75	$0.77
Discontinued operations	(0.12)	(0.18)	(0.21)	0.03	(0.04)

Net income (loss)	$0.44	$0.33	$(4.37)	$0.78	$0.73

Earnings (loss) per share — diluted:(2)
Income (loss) from continuing operations	$0.55	$0.50	$(4.16)	$0.73	$0.75
Discontinued operations	(0.12)	(0.17)	(0.21)	0.02	(0.05)

Net income (loss)	$0.43	$0.33	$(4.37)	$0.75	$0.70

	2010	2009	2008	2007	2006

Working capital	$30,312	$148,452	$234,741	$525,778	$159,760
Total assets	1,247,841	1,013,991	1,146,360	1,972,361	778,353
Long-term obligations	90,000	97,017	175,607	441,521	3,750
Total liabilities	1,003,488	737,064	895,796	1,370,778	583,525
Shareholders’ equity	244,353	276,927	250,564	600,765	194,828

(1)	The consolidated statements of operations reflect the reclassification of the results of operations of our Italy, France, Poland, Philippines, Turkey and locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Operating data includes certain items that were recorded in the years presented as follows: restructuring charges in 2010, 2009, 2008, 2007, and 2006; $7.7 million non-cash gain on settlement of an indemnification claim in 2009; $16.3 million of tax benefits in 2009; $325.9 million goodwill impairment charge in 2008; $18 million of charges related to valuation allowances on certain tax assets that are no longer expected to be utilized in 2008; $16.1 million of tax benefits in 2007; and the results of operations of the acquired CellStar and Dangaard operations in 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition.”

(2)	Per share amounts for all periods have been adjusted to reflect the 6 for 5 Common Stock split (paid in the form of a stock dividend) effective on May 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
Brightpoint, Inc. is a global leader in providing end-to-end supply chain solutions to leading stakeholders in the wireless industry. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair and remanufacture services, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.
We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, and liquidity. We also use return on invested capital (ROIC) and return on tangible capital (ROTC) to measure the effectiveness of the use of invested capital and tangible capital.
We manage our business based on two distinct service lines which include product distribution and logistic services. During 2010, wireless devices sold through distribution increased by 2%, and wireless devices handled through logistic services increased by 24%. Our distribution gross margin increased by 0.4 percentage points to 4.6%, and our logistic services gross margin increased by 5.1 percentage points to 49.0%. We are focused on increasing the total volume of wireless devices handled as opposed to increasing volume in one specific service line, as we believe that both service lines provide a reasonable return in relation to the capital invested and the risk assumed.
Significant developments and events in 2010 include:
Touchstone Wireless Acquisition. On December 23, 2010 we completed the acquisition of the U.S. based company Touchstone Wireless Repair and Logistics, L.P. (Touchstone) for $75.7 million, net of cash acquired, funded from our Global Credit Facility and cash generated from operations. We incurred $2.9 million of acquisition expenses in conjunction with the purchase. Touchstone is a leading provider of repair, remanufacture, and reverse logistics to the wireless industry. The acquisition of Touchstone expands the breadth of repair and reverse logistics services available through our existing North America operations. Results of operations related to the acquisition are included in our consolidated results of operations beginning on December 24, 2010.
Revenue and units handled. Total wireless devices handled increased 19% to 98.8 million units and revenue increased 13% to $3.6 billion for the year ended December 31, 2010. The increases were primarily due to expanded relationships with wireless device manufacturers in the EMEA and Asia-Pacific regions, as well as increased demand for prepaid and fixed fee wireless subscriptions in the Americas region. Revenue in the Asia-Pacific region increased 14% to $992.0 million despite total wireless devices handled remaining flat compared to the prior year. During the course of the year, our Singapore business experienced a reduction of purchases from a primary wireless device supplier that eventually ceased supplying our Singapore business during the fourth quarter. The reduction in purchases from this supplier was due to many factors including: (i) inventory shortages from this vendor driven by component supply shortages; (ii) foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and, (iii) a change in the supplier’s strategy in the market, resulting in its de-emphasizing distribution from our Singapore business. Other Brightpoint operations did not experience similar declines in revenue and wireless devices handled for this supplier. Revenue in Singapore from devices purchased from this supplier was approximately $234.0 million for the year ended December 31, 2010 compared to $516.4 million for the year ended December 31, 2009. Wireless devices handled in Singapore from devices purchased from this supplier was 2.3 million for the year ended December 31, 2010 compared to 5.0 million for the year ended December 31, 2009. The decline in revenue from the sales of devices purchased from our primary wireless device supplier in Singapore was more than offset by an increase in revenue from expanded relationships with other manufacturers in the Southeast Asia region, which generated $335.0 million of revenue during 2010. Gross profit in the Asia-Pacific region increased 16.3% for the year ended December 31, 2010 compared to prior year.

Amendment to Global Credit Facility. On November 23, 2010 we entered into the Fourth Amendment to our Credit Agreement dated as of February 16, 2007, and amended on July 31, 2007, November 20, 2007, and March 12, 2009. The Fourth Amendment, among other things, resulted in: (i) increasing the total borrowing capacity to $450 million from the prior capacity of approximately $394 million that was comprised of $94 million in term loan and $300 million in revolver capacity; (ii) our prepaying and eliminating existing term debt component of approximately $94 million and increasing the total capacity under the revolver from $300 million to $450 million; (iii)  extending the maturity date until November 2015; (iv) a new interest rate of 2.75% over LIBOR, or approximately 3.00%, as of December 31, 2010, which is approximately 1.50% higher than under the previous credit facility; and, (v) replacing the covenants requiring a current ratio above 1.1 and an interest coverage ratio above 4.0 with a covenant requiring us to maintain a fixed charge ratio above 2.0. Consistent with the prior Credit Agreement, the amended agreement contains a covenant requiring a maximum leverage ratio below 3.0. The increase in the borrowing capacity is in response to our strategy to grow our business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions.
Share Repurchase Program. In July 2009, our Board of Directors approved the repurchase of up to $50 million of Brightpoint common stock (the Share Repurchase Program). In January 2010, our Board of Directors approved an increase of our Share Repurchase Program by $30 million, allowing aggregate share repurchases of up to $80 million. On January 15, 2010 we repurchased 9.2 million shares of Brightpoint common stock from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S (f/k/a Dangaard Holding A/S) for $6.20 per share, for an aggregate of $57.3 million, as part of the program. After this repurchase, Partner Escrow Holding A/S does not own any Brightpoint stock. On February 22, 2010, our Board of Directors approved an increase of our Share Repurchase Program by $25 million, allowing aggregate share repurchases of up to $105 million. On November 9, 2010, the Board of Directors approved an increase of the share repurchase program by an additional $25 million, allowing aggregate share repurchases of up to $130 million. As of December 31, 2010, there is approximately $36.6 million of availability remaining under the Share Repurchase Program, which expires on December 31, 2012. During 2009 and 2010 we repurchased 3.2 million shares and 12.2 million shares at an average weighted price of $5.22 per share and $6.29 per share under the Share Repurchase Program for a total of 15.4 million shares at a weighted average price of $6.07 per share. Funds for the repurchases were provided by borrowings available under our Global Credit Facility and cash generated from operations.
Americas Centers of Excellence. In January 2011 we announced the addition of three new Centers of Excellence to enhance our supply chain network in the United States. The addition of these facilities is expected to help meet demand, expand our portfolio of products and services, improve long-term operating efficiencies through the elimination of capacity constraints, mitigate the risk of business interruption by providing geographically dispersed operations, and provide an improved supply chain network for freight management services. In October 2010, we entered into a lease agreement for a 200,000 square foot Center of Excellence facility in Plainfield, Indiana. In December 2010, we purchased a 533,000 square foot Center of Excellence located in Plainfield, Indiana for $18.4 million including closing costs. Additionally, we have entered into an agreement to purchase a 264,000 square foot Center of Excellence in Reno, Nevada for approximately $11.5 million during the first quarter of 2011. We expect this facility to be operational in the second quarter of 2011. We will vacate a current facility in Plainfield, Indiana upon the termination of its lease in July 2011, and its operations will be transferred to the new Centers of Excellence. The addition of these Centers of Excellence and the transfer of the current Plainfield facility operations to the new facilities will increase our physical operational facilities in the United States by approximately 700,000 square feet.
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy business to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our Italy business in the first quarter of 2010. This business was previously reported in our EMEA reporting segment.

2010 RESULTS OF OPERATIONS
Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$433,367	13%	$448,086	16%	(3%)
Asia-Pacific	953,535	29%	834,906	30%	14%
Europe, Middle East and Africa	1,871,572	58%	1,527,362	54%	23%

Total	$3,258,474	100%	$2,810,354	100%	16%

Logistic services revenue
Americas	$222,178	66%	$192,276	54%	16%
Asia-Pacific	38,430	12%	33,631	9%	14%
Europe, Middle East and Africa	74,157	22%	130,318	37%	(43%)

Total	$334,765	100%	$356,225	100%	(6%)

Total revenue
Americas	$655,545	18%	$640,362	20%	2%
Asia-Pacific	991,965	28%	868,537	28%	14%
Europe, Middle East and Africa	1,945,729	54%	1,657,680	52%	17%

Total	$3,593,239	100%	$3,166,579	100%	13%

	Year Ended December 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,683	14%	2,974	15%	(10%)
Asia-Pacific	5,423	28%	6,420	34%	(16%)
Europe, Middle East and Africa	11,296	58%	9,659	51%	17%

Total	19,402	100%	19,053	100%	2%

Wireless devices handled through logistic services
Americas	67,337	85%	55,995	87%	20%
Asia-Pacific	3,662	5%	2,686	4%	36%
Europe, Middle East and Africa	8,401	10%	5,532	9%	52%

Total	79,400	100%	64,213	100%	24%

Total wireless devices handled
Americas	70,020	71%	58,969	71%	19%
Asia-Pacific	9,085	9%	9,106	11%	0%
Europe, Middle East and Africa	19,697	20%	15,191	18%	30%

Total	98,802	100%	83,266	100%	19%

The following table presents the percentage changes in revenue for the year ended December 31, 2010 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency. The acquisition of Touchstone did not have a significant impact on total revenue for the year ended December 31, 2010.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Year ended December 31, 2010:
Distribution	3%	17%	(3%)	(1%)	16%
Logistic services	7%	(3%)	(11%)	1%	(6%)
Total	3%	14%	(4%)	0%	13%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Year Ended December 31,
Americas		% of		% of
(Amounts in 000s)	2010	Total	2009	Total	Change

REVENUE:
Distribution	$433,367	66%	$448,086	70%	(3%)
Logistic services	222,178	34%	192,276	30%	16%

Total	$655,545	100%	$640,362	100%	2%

WIRELESS DEVICES HANDLED :
Distribution	2,683	4%	2,974	5%	(10%)
Logistic services	67,337	96%	55,995	95%	20%

Total	70,020	100%	58,969	100%	19%

The following table presents the percentage changes in revenue for our Americas division by service line for the year ended December 31, 2010 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency. The acquisition of Touchstone did not have a significant impact on revenue for our Americas division for the year ended December 31, 2010.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2010:
Distribution	(9%)	8%	(2%)	0%	(3%)
Logistic services	8%	0%	8%	0%	16%
Total	(4%)	5%	1%	0%	2%
The decrease in wireless devices sold through distribution for the year ended December 31, 2010 was driven by the loss of a significant customer in Colombia during the third quarter of 2009. The decrease in revenue resulting from the decrease of wireless devices sold was partially offset by an increase in average selling prices at our North America operation caused by a favorable shift in the mix of devices sold.
The increase in wireless devices handled through logistic services for the year ended December 31, 2010 was primarily driven by increased demand for prepaid and fixed-fee wireless subscriptions (the primary product offering of certain Brightpoint logistic services customers) and increased service offerings to existing customers. The increase in non-handset based logistic services revenue for the year ended December 31, 2010 was primarily due to an increase in freight billed due to increased volumes compared to the same period in the prior year.

	Year Ended December 31,
Asia-Pacific		% of		% of
(Amounts in 000s)	2010	Total	2009	Total	Change

REVENUE:
Distribution	$953,535	96%	$834,906	96%	14%
Logistic services	38,430	4%	33,631	4%	14%

Total	$991,965	100%	$868,537	100%	14%

WIRELESS DEVICES HANDLED :
Distribution	5,423	60%	6,420	71%	(16%)
Logistic services	3,662	40%	2,686	29%	36%

Total	9,085	100%	9,106	100%	0%

The following table presents the percentage changes in revenue for our Asia-Pacific division by service line for the year ended December 31, 2010 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2010:
Distribution	(28%)	40%	(1%)	3%	14%
Logistic services	11%	(15%)	13%	5%	14%
Total	(26%)	38%	(1%)	3%	14%
The decrease in wireless devices sold through distribution in our Asia-Pacific division for the year ended December 31, 2010 was primarily driven by decreased volume of devices sold to customers served by our Singapore business as a result of a reduction of purchases from our primary supplier. The reduction in sales was due to many factors including: inventory shortages from this supplier driven by component supply shortages, foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and a change in the supplier’s strategy in the market, resulting in its de-emphasizing distribution from our Singapore operations which led to eliminating its allocation of saleable products to us in this market during the fourth quarter of 2010.
The decrease in revenue resulting from the decrease in wireless devices sold was more than offset by an increase in average selling price, which was driven by a shift in mix to smartphones due to higher demand and better availability of these devices compared to the same period in the prior year as well as expanded relationships in the region with wireless device manufacturers. We can give no assurances that the revenue generated as a result of these expanded relationships will continue in future periods at the same level as in 2010.
The increase in wireless devices handled through logistic services for the year ended December 31, 2010 was primarily driven by an increase in wireless devices handled for our largest customer in Australia and New Zealand. The decrease in average fulfillment fee per unit for the year ended December 31, 2010 was primarily due to an unfavorable mix of services provided compared to the same periods in the prior year. The increase in non-handset based logistic services revenue was primarily due to an increase in services invoiced compared to the same periods in the prior year.

	Year Ended December 31,
Europe, Middle East and Africa		% of		% of
(Amounts in 000s)	2010	Total	2009	Total	Change

REVENUE:
Distribution	$1,871,572	96%	$1,527,362	92%	23%
Logistic services	74,157	4%	130,318	8%	(43%)

Total	$1,945,729	100%	$1,657,680	100%	17%

WIRELESS DEVICES HANDLED :
Distribution	11,296	57%	9,659	64%	17%
Logistic services	8,401	43%	5,532	36%	52%

Total	19,697	100%	15,191	100%	30%

The following table presents the percentage changes in revenue for the year ended December 31, 2010 by service line for our EMEA division compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency.

	2010 Percentage Change in Revenue vs. 2009
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2010:
Distribution	23%	6%	(3%)	(3%)	23%
Logistic services	4%	(4%)	(44%)	1%	(43%)
Total	21%	5%	(7%)	(2%)	17%
The increase in wireless devices sold through distribution for the year ended December 31, 2010 was primarily due to an increase in units sold at our Great Britain operation due to a new distribution agreement with a device manufacturer that began in the third quarter of 2009, an increase in units sold through our Middle East operation due to an expanded relationship with a device manufacturer, and an increase in wireless devices sold in Europe due to stronger market conditions and the availability of higher-end devices. We can give no assurances that the revenue generated as a result of this new distribution agreement in Great Britain will continue in future periods at the same level as in 2010. The increase in average selling price for the year ended December 31, 2010 was due to a larger percentage of smartphones sold compared to total wireless devices handled. The decrease in non-handset based distribution revenue was primarily due to a shift in mix of wireless device accessories sold and a decrease in sales of non-handset based navigation devices compared to the same period in the prior year.
The increase in wireless devices handled through logistic services and the decrease in average fulfillment fee per unit for the year ended December 31, 2010 was driven by expanded services at our South Africa entity that have a lower fee structure than other services in the region. Non-handset based logistic services revenue for the year ended December 31, 2010 decreased due to the change in the reporting of revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) as general inventory risk has been mitigated. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the revenue from these agreements been reported on a net basis, logistic services revenue for the EMEA division would have been approximately $69.3 million for the year ended December 31, 2009.
Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Distribution	$150,613	48%	$118,193	43%	27%
Logistic services	164,010	52%	156,334	57%	5%

Gross profit	$314,623	100%	$274,527	100%	15%

Distribution	4.6%		4.2%		0.4	points
Logistic services	49.0%		43.9%		5.1	points
Gross margin	8.8%		8.7%		0.1	points
The 0.1 percentage point increase in gross margin for the year ended December 31, 2010 compared to the same period in the prior year was driven by a 5.1 percentage point increase in gross margin from our logistic services business and a 0.4 percentage point increase in gross margin from our distribution business. The increase in total gross margin for the year ended December 31, 2010 is partially offset by a higher mix of distribution revenue compared to the same period in the prior year, which lowers total gross margin.
The increase in gross profit and gross margin from distribution for the year ended December 31, 2010 was driven by a favorable mix of wireless devices sold compared to the same period in the prior year as well as one-time charges in Spain and the Netherlands recorded in 2009 that did not recur.

The increase in gross profit from logistic services for the year ended December 31, 2010 was primarily due to an increase in services provided to existing customers and the launch of new logistic services programs with network operators in the EMEA division. The increase in gross margin from logistic services for the year ended December 31, 2010 was driven by the change in reporting of revenue from the sale of prepaid airtime in Sweden discussed above. Had the revenue from these agreements been reported on a net basis for the year ended December 31, 2009, total gross margin would have been 8.8% and logistic services margin would have been 52.9%. Excluding the impact from the change in reporting of revenue discussed above, logistic services gross margin for the year ended December 31, 2010 declined 3.9 percentage points primarily due to a shift in the mix of services provided in our Americas division as well as the impact of renegotiated prices with key logistic services customers.
Selling General and Administrative (SG&A) Expenses

	Year Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
SG&A expenses	$230,034	$207,167	(11.0%)
The increase in SG&A expenses for the year ended December 31, 2010 compared to the prior year was primarily due to the reinstatement of accrued cash bonuses for staff and executives, an increase in non-cash stock based compensation expense, and fluctuations in foreign currencies. SG&A expenses for accrued cash bonuses were $18.0 million for the year ended December 31, 2010 compared to $5.8 million in the same period in prior year. Cash bonuses were reinstated during the third quarter of 2009. In 2009, we also suspended full year merit increases to base salaries and temporarily held down spending on other expenses such as travel and marketing.
SG&A expenses for the year ended December 31, 2010 included $10.3 million of non-cash stock based compensation expense compared to $6.4 million for the prior year. The increase in non-cash stock based compensation compared to the same period in the prior year was primarily due to an incremental $1.5 million of additional stock based compensation expense resulting from discretionary awards of restricted stock units granted by our Board of Directors in February 2010. These awards vested on the grant date. We expect to incur incremental non-cash stock based compensation expense of approximately $0.8 million during the first quarter of 2011 in relation to the resignation of an executive that is effective March 1, 2011.
Fluctuations in foreign currencies negatively impacted SG&A expenses for the year ended December 31, 2010 by approximately $3.6 million compared to 2009.
Amortization Expense
Amortization expense was $15.0 million for the year ended December 31, 2010 compared to $15.9 million for the prior year. The decrease in amortization expense year for the year ended December 31, 2010 was primarily due to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $6.2 million for the year ended December 31, 2010. The restructuring charge primarily consists of lease termination and severance charges in connection with continued global entity consolidation and rationalization.
Restructuring charge was $13.4 million for the year ended December 31, 2009. The restructuring charge primarily consists of severance charges in connection with the global workforce reduction implemented as part of our previously announced 2009 Spending and Debt Reduction Plan.

Operating Income (Loss) from Continuing Operations

	Year Ended December 31,
		% of		% of
	2010	Total	2009	Total	Change
	(Amounts in 000s)
Americas	$52,226	87%	$51,832	141%	1%
Asia-Pacific	26,640	44%	24,775	68%	8%
Europe, Middle East and Africa	26,210	43%	(3,567)	(10%)	NM
Corporate	(44,667)	(74%)	(36,407)	(99%)	(23%)

Total	$60,409	100%	$36,633	100%	65%

NM = Not meaningful
Operating Income as a Percent of Revenue by Division:

	Year Ended December 31,
	2010	2009	Change

Americas	8.0%	8.1%	(0.1	) points
Asia-Pacific	2.7%	2.9%	(0.2	) points
Europe, Middle East and Africa	1.3%	(0.2%)	1.5	points
Total	1.7%	1.2%	0.5	points
Operating income in our Americas division increased $0.4 million for the year ended December 31, 2010. Operating income for our Americas division for the year ended December 31, 2010 included $2.9 million of acquisition expenses incurred as part of the purchase of Touchstone. Operating income for our Americas division for the year ended December 31, 2009 also includes a $1.5 million impairment charge for our Latin America operation. Excluding the acquisition expenses and the impairment charge, operating income increased $1.8 million and operating income as a percent of revenue increased 0.1 percentage points for the year ended December 31, 2010 primarily driven by the 16% increase in logistic services revenue as partially offset by an increase in SG&A expense due to the reinstatement of merit increases and accrued bonuses.
Operating income in our Asia-Pacific division increased $1.9 million for the year ended December 31, 2010 primarily due to incremental operating income from an expanded relationship in the region with a wireless device manufacturer and an increase in operating income from our India operations due to expanded service offerings. The decrease in operating income as a percent of revenue of 0.2 percentage points for the year ended December 31, 2010 was driven by the shift of the mix of products sold in the Asia-Pacific region due to the significant reduction of revenue in our Singapore business as a result of a reduction of purchases from our primary supplier as well as an increase in sales of higher end devices as a result of an expanded relationship with a wireless device manufacturer in the region.
Operating income in our EMEA division increased $29.8 million and 1.5 percentage points as a percent of revenue for the year ended December 31, 2010. The increase is primarily due to incremental gross profit in Great Britain and the Middle East related to new distribution agreements with wireless device manufacturers entered into during the third quarter of 2009, increased profitability due to a larger mix of smartphones sold, improved market conditions, as well as a reduction of restructuring charges compared to the prior year.
Operating loss from our corporate function increased $8.3 million for the year ended December 31, 2010 primarily due to $4.2 million of additional bonus expense as a result of the reinstatement of cash bonuses for staff and executives, $3.9 million of additional stock based compensation expense, including an incremental $1.5 million of expense as a result of discretionary awards of restricted stock units granted by our Board of Directors in February 2010 and costs that were previously avoided as part of the 2009 Spending and Debt Reduction Plan, such as salary merit increases and travel. These increases were partially offset by a $2.1 million severance charge in the second quarter of 2009 for the departure of the Company’s President of the Europe, Middle East and Africa region.

Interest, net

	Year Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Interest expense	$9,166	$9,453	3%
Interest income	(1,400)	(776)	80%

Interest, net	$7,766	$8,677	11%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The decrease in interest expense for the year ended December 31, 2010 compared to the prior year was due to lower interest rates on our Eurodollar denominated debt compared to the same period in the prior year. Had the terms of the amended Senior Credit Facility been in place since the beginning of 2010, interest expense would have been approximately $4.0 million higher.
Legal settlement
During the third quarter of 2010, the Company incurred a charge of $0.9 million related to the settlement of a legal dispute with the landlord of the former headquarters of Dangaard Telecom in Denmark. This contingency was acquired with the 2007 acquisition of Dangaard Telecom.
Other (Income) Expense

	Year Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Other (income) expense	$(51)	$265	119%
The decrease in other expense for the year ended December 31, 2010 was primarily due to an increase in foreign currency gains compared to the prior year.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Income tax expense (benefit)	$12,997	$(5,434)	NM
Effective tax rate	25.1%	NM	NM

NM = not meaningful
Income tax expense was $13.0 million for the year ended December 31, 2010 compared to income tax benefit of $5.4 million for the prior year.
Income tax expense for the year ended December 31, 2010 included $3.1 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized, $1.4 million of tax expense related to valuation allowances on foreign tax credits that are no longer expected to be utilized in the United States for 2011 and future years due to tax law changes that removed the ability to claim foreign source income from our previous tax planning strategy, and $0.8 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses. Income tax expense for the year ended December 31, 2010 also included $3.8 million of tax benefit related to the reversal of valuation allowances on deferred tax assets that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $1.0 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that are expected to be utilized in Denmark.
Excluding these charges, the effective income tax rate for the year ended December 31, 2010 was 24.2%. Our annual effective tax rate for 2010 is lower than the United States statutory rate due to a higher mix of business in lower tax jurisdictions.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy and France businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our Italy operation in the first quarter of 2010, our France operation in the third quarter of 2009, and our Poland and Turkey operations in the first quarter of 2009. Details of discontinued operations for the year ended December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2010	2009

Revenue	$1,044	$44,942

Loss from discontinued operations before income taxes	$(8,646)	$(12,617)
Income tax expense	35	1,129

Loss from discontinued operations	$(8,681)	$(13,746)

Loss on disposal from discontinued operations (1)	(46)	(523)

Total discontinued operations, net of income taxes	$(8,727)	$(14,269)

(1)	Loss on disposal of discontinued operations for the years ended December 31, 2010 and 2009 primarily relate to cumulative currency translation adjustments.

2009 RESULTS OF OPERATIONS
Revenue and units handled by division and service line

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$448,086	16%	$705,229	18%	(36%)
Asia-Pacific	834,906	30%	1,143,293	29%	(27%)
Europe, Middle East and Africa	1,527,362	54%	2,062,820	53%	(26%)

Total	$2,810,354	100%	$3,911,342	100%	(28%)

Logistic services revenue
Americas	$192,276	54%	$184,188	44%	4%
Asia-Pacific	33,631	9%	47,924	11%	(30%)
Europe, Middle East and Africa	130,318	37%	187,798	45%	(31%)

Total	$356,225	100%	$419,910	100%	(15%)

Total revenue
Americas	$640,362	20%	$889,417	21%	(28%)
Asia-Pacific	868,537	28%	1,191,217	27%	(27%)
Europe, Middle East and Africa	1,657,680	52%	2,250,618	52%	(26%)

Total	$3,166,579	100%	$4,331,252	100%	(27%)

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,974	15%	5,397	23%	(45%)
Asia-Pacific	6,420	34%	10,185	42%	(37%)
Europe, Middle East and Africa	9,659	51%	8,373	35%	15%

Total	19,053	100%	23,955	100%	(20%)

Wireless devices handled through logistic services
Americas	55,995	87%	51,577	89%	9%
Asia-Pacific	2,686	4%	2,014	3%	33%
Europe, Middle East and Africa	5,532	9%	4,566	8%	21%

Total	64,213	100%	58,157	100%	10%

Total wireless devices handled
Americas	58,969	71%	56,974	69%	4%
Asia-Pacific	9,106	11%	12,199	15%	(25%)
Europe, Middle East and Africa	15,191	18%	12,939	16%	17%

Total	83,266	100%	82,112	100%	1%

The following table presents the percentage changes in revenue for the year ended December 31, 2009 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled (1)	Price (2)	revenue (3)	Currency	Revenue

Year ended December 31, 2009:
Distribution	(17%)	(4%)	(4%)	(3%)	(28%)
Logistic services	4%	(3%)	(16%)	0%	(15%)
Total	(15%)	(4%)	(5%)	(3%)	(27%)

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
Revenue and wireless devices handled by division:

	Year Ended December 31,
Americas		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$448,086	70%	$705,229	79%	(36%)
Logistic services	192,276	30%	184,188	21%	4%

Total	$640,362	100%	$889,417	100%	(28%)

WIRELESS DEVICES HANDLED :
Distribution	2,974	5%	5,397	9%	(45%)
Logistic services	55,995	95%	51,577	91%	9%

Total	58,969	100%	56,974	100%	4%

The following table presents the percentage changes in revenue for our Americas division by service line for the year ended December 31, 2009 compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2009:
Distribution	(37%)	2%	0%	(1%)	(36%)
Logistic services	4%	0%	0%	0%	4%
Total	(29%)	2%	0%	(1%)	(28%)
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
The increase in wireless devices handled through logistic services for the year ended December 31, 2009 was primarily driven by an expanded service offering and the growth, through increased market share and new market entry of incumbent customers. There was increased demand for prepaid and fixed fee wireless subscriptions, which are the primary product offering of certain Brightpoint logistic services customers.

	Year Ended December 31,
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

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2009:
Distribution	(31%)	7%	(1%)	(2%)	(27%)
Logistic services	22%	(24%)	(27%)	(1%)	(30%)
Total	(29%)	5%	(2%)	(1%)	(27%)
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
The increase in wireless devices handled through logistic services for the year ended December 31, 2009 was primarily driven by an increase in wireless devices handled for our largest customer in each of Australia and New Zealand. Our customer in New Zealand was previously served under a distribution agreement. The decrease in average fulfillment fee per unit was primarily due to an unfavorable mix of services provided compared to the prior year. The decrease in non-handset based logistic services revenue was primarily due to a decrease in repair services in India compared to the prior year.

	Year Ended December 31,
Europe, Middle East and Africa		% of		% of
(Amounts in 000s)	2009	Total	2008	Total	Change

REVENUE:
Distribution	$1,527,362	92%	$2,062,820	92%	(26%)
Logistic services	130,318	8%	187,798	8%	(31%)

Total	$1,657,680	100%	$2,250,618	100%	(26%)

WIRELESS DEVICES HANDLED :
Distribution	9,659	64%	8,373	65%	15%
Logistic services	5,532	36%	4,566	35%	21%

Total	15,191	100%	12,939	100%	17%

The following table presents the percentage changes in revenue for the year ended December 31, 2009 by service line for our EMEA division compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, and foreign currency.

	2009 Percentage Change in Revenue vs. 2008
			Non-		Total
	Wireless	Average	handset		Percentage
	devices	Selling	based	Foreign	Change in
	handled	Price	revenue	Currency	Revenue

Year ended December 31, 2009:
Distribution	(3%)	(11%)	(8%)	(4%)	(26%)
Logistic services	0%	(2%)	(29%)	0%	(31%)
Total	(3%)	(10%)	(9%)	(4%)	(26%)
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
Non-handset based logistic services revenue for the year ended December 31, 2009 decreased due to lower revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) based on a change in our prepaid airtime business model. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the revenue from these agreements been reported on a gross basis for all of 2009, logistic services revenue for the EMEA region would have been $151.9 million and non-handset based logistic services revenue for the EMEA region would have decreased by 25% from 2008.
Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Distribution	$118,193	43%	$169,611	52%	(30%)
Logistic services	156,334	57%	154,272	48%	1%

Gross profit	$274,527	100%	$323,883	100%	(15%)

Distribution	4.2%		4.3%		(0.1	) points
Logistic services	43.9%		36.7%		7.2	points
Gross margin	8.7%		7.5%		1.2	points
The 1.2 percentage point increase in gross margin for the year ended December 31, 2009 was driven by a shift in mix to logistic services as well as a 7.2 percentage point increase in gross margin from our logistic services business, partially offset by a 0.1 percentage point decrease in gross margin from our distribution business.
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
In the fourth quarter of 2009 we began reporting the revenue associated with certain prepaid airtime agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) based on a change in the prepaid airtime business model that mitigates our general inventory risk. The revenue under these agreements was previously reported on a gross basis within logistic services revenue and cost of revenue. Had the revenue from these agreements been reported on a net basis for all of 2009, total gross margin would have been 8.8% and logistic services gross margin would have been 52.9%. Had revenue from these agreements been reported on a gross basis for the fourth quarter of 2009, total gross margin for 2009 would have been 8.6% and logistic services gross margin for 2009 would have been 41.4%.
Selling General and Administrative (SG&A) Expenses

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
SG&A expenses	$207,167	$248,376	17%
The decrease in SG&A expenses for the year ended December 31, 2009 compared to the prior year was primarily due to the impact of cost reduction initiatives in 2008 and 2009.
SG&A expense for the year ended December 31, 2009 includes $1.6 million of incremental bad debt expense related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits. As of December 31, 2009, we had credit insurance on approximately 64% of our total outstanding receivables and over 80% of our outstanding receivables in the EMEA region. We consider most of the outstanding receivables that are not covered by credit insurance to be low risk to exposure for uncollectibility.
SG&A expenses for the year ended December 31, 2009 included $6.4 million of non-cash stock based compensation expense compared to $6.6 million for the prior year. Fluctuations in foreign currencies favorably impacted SG&A expenses for the year ended December 31, 2009 by approximately $6.1 million compared to 2008.
Impairment of Long-Lived Assets
In the third quarter of 2009, we lost a significant product distribution customer within our Latin America operation. As a result, we evaluated the long-lived assets of the Latin America operations for recoverability. We determined that the finite lived intangible asset acquired in conjunction with the acquisition of certain assets of CellStar was impaired. Accordingly, we recognized a $1.5 million impairment charge, which represented the carrying value of the asset. The impairment will not result in any current or future cash expenditures.
Amortization Expense
Amortization expense was $15.9 million for the year ended December 31, 2009 compared to $18.2 million for the prior year. The decrease in amortization expense year for the year ended December 31, 2009 was primarily due to fluctuations in foreign currencies.
Restructuring Charge
Restructuring charge was $13.4 million for the year ended December 31, 2009. The restructuring charge primarily consists of severance charges in connection with the global workforce reduction implemented as part of our previously announced 2009 Spending and Debt Reduction Plan.

Operating Income (Loss) from Continuing Operations

	Year Ended December 31,
		% of		% of
	2009	Total	2008	Total	Change
	(Amounts in 000s)
Americas	$51,832	141%	$38,669	(14%)	34%
Asia-Pacific	24,775	68%	24,992	(9%)	(1%)
Europe Middle East and Africa	(3,567)	(10%)	(312,732)	111%	99%
Corporate	(36,407)	(99%)	(33,053)	12%	(10%)

Total	$36,633	100%	$(282,124)	100%	113%

NM = Not meaningful
Operating Income (Loss) as a Percent of Revenue by Division:

	Year Ended December 31,
	2009	2008	Change

Americas	8.1%	4.3%	3.8	points
Asia-Pacific	2.9%	2.1%	0.8	points
Europe Middle East and Africa	(0.2%)	(13.9%)	13.7	points
Total	1.2%	(6.5%)	7.7	points
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
Operating income in our Asia-Pacific division decreased $0.2 million for the year ended December 31, 2009 primarily due to lower profitability from our business in India as well as an unfavorable mix of business in Australia compared to the prior year. The decrease in operating income was partially offset by the impact of cost reduction and cost avoidance initiatives in 2009.
Operating loss in our EMEA division decreased $309.2 million and improved 13.7 percentage points as a percent of revenue for the year ended December 31, 2009 primarily due to the impact of the $325.9 million goodwill impairment charge recorded in the fourth quarter of 2008. Excluding the impact of this charge, operating income for the year ended December 31, 2008 was $13.2 million. The decrease in operating income compared to the prior year was primarily due to lower average selling prices for wireless devices sold as described above, one-time charges in our Netherlands and Spain operations in the second quarter of 2009 and bad debt expense of $1.6 million in our Europe operations primarily related to various issues in Europe including losses from uncollectible customer accounts and disputed accounts in excess of insured credit limits.
Operating loss from our corporate function increased $3.4 million for the year ended December 31, 2009 primarily due to a $2.1 million severance charge in connection with the departure of the Company’s President of the Europe, Middle East and Africa region.

Interest, net
The components of interest, net are as follows:

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
Interest expense	$9,453	$21,680	56%
Interest income	(776)	(4,301)	(82%)

Interest, net	$8,677	$17,379	50%

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
Other Expense

	Year Ended December 31,
	2009	2008	Change
	(Amounts in 000s)
Other expense	$265	$2,532	90%
The decrease in other expense for the year ended December 31, 2009 was primarily due to a decrease in foreign currency translation losses compared to the prior year.
Other expense for the year ended December 31, 2008 includes a $0.9 million loss from the sale of shares of Tessco, Inc. common stock resulting from a privately negotiated transaction with Tessco, Inc. to sell those shares.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2009	2008
	(Amounts in 000s)
Income tax expense (benefit)	$(5,434)	$23,415
Effective tax rate	NM	NM

NM=Not meaningful
Income tax benefit was $5.4 million for the year ended December 31, 2009 compared to income tax expense of $23.4 million for the prior year.

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
Income tax benefit for the year ended December 31, 2009 also includes a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained, as well as $2.0 million of discrete items such as income tax return true-ups and other changes in estimates of certain tax positions. The income tax benefit for the year ended December 31, 2009 is partially offset by $4.9 million in charges related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer more likely than not to be utilized.
The effective tax rate excluding these items as well as the non-taxable $7.7 million non-cash gain on the settlement of an indemnification claim with NC Telecom Holding A/S was 28.9% for 2009, which was lower than our anticipated income tax rate for 2009 primarily due to a favorable mix of income between taxing jurisdictions.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy, France, Poland and Turkey businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our Italy operation in the first quarter of 2010, our France operation in the third quarter of 2009, and our Poland and Turkey operations in the first quarter of 2009. Details of discontinued operations for the year ended December 31, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2009	2008

Revenue	$44,942	$326,797

Loss from discontinued operations before income taxes	$(12,617)	$(15,845)
Income tax expense	1,129	1,042

Loss from discontinued operations (1)	$(13,746)	$(16,887)

Gain (loss) on disposal from discontinued operations (2)	(523)	584

Total discontinued operations, net of income taxes	$(14,269)	$(16,303)

(1)	Loss from discontinued operations for the year ended December 31, 2008 includes $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia.

(2)	Gain (loss) on disposal of discontinued operations for the years ended December 31, 2009 and 2008 primarily relate to cumulative currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Year Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$160,446	$163,814	$(3,368)
Investing activities	(119,274)	(50,362)	(68,912)
Financing activities	(85,988)	(97,975)	11,987
Effect of exchange rate changes on cash and cash equivalents	5,424	8,347	(2,923)

Net increase (decrease) in cash and cash equivalents	$(39,392)	$23,824	$(63,216)

Net cash provided by operating activities was $160.4 million in 2010, a decrease of $3.4 million compared to prior year. During the fourth quarter, one of our key global vendors experienced invoicing issues which caused an unusually high accounts payable balance. Operating cash flow would have been approximately $53.0 million lower had these invoicing issues not have occurred. Excluding the impact of the invoicing issues noted above, net cash provided by operating activities decreased $56.4 million compared to the prior year primarily due to $86.6 million less cash provided by working capital compared to the prior year. The decrease in cash provided by working capital is primarily a result of improvements to working capital management implemented in 2009, an increase in working capital requirements to support volume increases in our distribution business compared to the prior year, as well as changes in payment terms with some key vendors in our EMEA division that resulted in a decrease in cash provided by operating activities of approximately $30.0 million compared to the prior year. This decrease is partially offset by $23.4 million of cash provided from a new factoring arrangement for specific accounts receivable in Germany that began during December 2010.
Net cash used for investing activities was $119.3 million for 2010, an increase of $68.9 million compared to prior year primarily due to the purchase of Touchstone for $75.7 million in December 2010. Net cash used for investing activities for 2010 also includes the purchase of a Center of Excellence facility in the United States for $18.4 million including closing costs. In the prior year we purchased our primary North American distribution facility for $31.0 million plus closing costs and commissions in October 2009. Excluding the impact of these significant transactions, net cash used for investing activities for the year ended December 31, 2010 increased $5.8 million primarily due to an increase in capital expenditures.
Net cash used in financing activities was $86.0 million, a decrease of $12.0 million compared to prior year primarily due to a $75.8 million reduction in total debt repayments netted with an increase of $62.6 million in cash used for repurchases of treasury stock during the year, primarily as part of our Share Repurchase Program.
Cash Conversion Cycle

	Year Ended December 31,
	2010	2009
Days sales outstanding in accounts receivable	36	29
Days inventory on-hand	34	25
Days payable outstanding	(72)	(47)

Cash Conversion Cycle Days	(2)	7

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. The cash conversion cycle is measured by the number of days it takes to effect the cycle of investing in inventory, selling the inventory, paying suppliers and collecting cash from customers. The components in the cash conversion cycle are days sales outstanding in accounts receivable, days inventory on hand, and days payables outstanding. The cash conversion cycle, as we measure it, is the netting of days sales outstanding in accounts receivable and days inventory on hand with the days of payables outstanding. Circumstances when the cash conversion cycle decreases generally generate cash for the Company. Conversely, circumstances when the cash conversion cycle increases generally consume cash in the form of additional investment in working capital.
During 2010, the cash conversion cycle decreased to negative 2 days from 7 days in 2009. The negative cash conversion cycle for the year ended December 31, 2010 is a result of invoicing issues with one of our key global vendors which caused an unusually high accounts payable balance as well as high days payable outstanding at year end. The cash conversion cycle would have been 6 days higher for the year ended 2010 had these invoicing issues not occurred. Additionally, the cash conversion cycle was favorably impacted by the distribution business model in certain Asia-Pacific markets where limited or no sales terms are given. We do not believe this negative cash conversion cycle will continue in future periods.
The detailed calculation of the components of the cash conversion cycle is as follows:
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

	Year Ended December 31,
(Dollar amounts in thousands)	2010	2009
Days sales outstanding in accounts receivable:
Continuing operations revenue	$3,593,239	$3,166,579
Value-added taxes invoiced for continuing operations	185,115	183,407

Total continuing operations revenue and value-added taxes	$3,778,354	$3,349,986
Daily sales including value-added taxes	10,352	9,178
Continuing operations ending accounts receivable	$486,757	$380,304
Agency accounts receivable (1)	(109,569)	(112,158)

Accounts receivable excluding agency receivables	$377,188	$268,146
Days sales outstanding in accounts receivable(A)	36	29

Days inventory on-hand:
Continuing operations cost of revenue	$3,278,616	$2,892,052
Indirect product and service costs	(195,451)	(166,686)

Total continuing operations cost of products sold	$3,083,165	$2,725,366
Daily cost of products sold	8,447	7,467
Continuing operations ending inventory	$311,857	$212,825
Agency inventory (1)	(29,055)	(27,090)

Inventory excluding agency inventory	$282,802	$185,735
Days inventory on-hand(B)	34	25

Days payables outstanding in accounts payable:
Daily cost of products sold	$8,447	$7,467
Continuing operations ending accounts payable	743,916	484,463
Agency accounts payable (1)	(136,657)	(137,010)

Accounts payable excluding agency payables	$607,259	$347,453
Days payable outstanding(C)	72	47

Cash conversion cycle days (A+B-C)	(2)	7

(1)	Agency accounts receivable, inventory and accounts payable represent amounts on our balance sheet that include the full value of the product for which the revenue associated with these transactions is recorded under the net method (excluding the value of the product sold).
Borrowings
The table below summarizes borrowing capacity that was available to us as of December 31, 2010 (in thousands):

			Letters of
	Gross		Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Credit Facility	450,000	90,000	912	359,088
Other	46,500	—	—	46,500

Total	$496,500	$90,000	$912	$405,588

The Company had $2.4 million of guarantees that do not impact the Company’s net availability. Average daily debt outstanding was approximately $192.8 million in the fourth quarter of 2010.

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

	December 31,
	2010	2009	% Change
	(Amounts in 000s)
Unrestricted cash	$41,103	$80,536	(49%)
Unused borrowing availability	405,588	345,665	17%

Liquidity	$446,691	$426,201	5%

At December 31, 2010 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month consolidated cash flow divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

	Global Credit Facility	Company ratio at
Ratio	covenant	December 31, 2010

Maximum leverage ratio	Not to exceed 3.0:1.0	0.7:1.0

Fixed charge coverage ratio	Not below 2.0:1.0	4.4:1.0
We believe that we will continue to be in compliance with our debt covenants for the next 12 months.
Capital expenditures were $42.1 million, $49.2 million and $21.6 million for 2010, 2009 and 2008. Capital expenditures for 2010 include the purchase of a new Center of Excellence facility in the United States for $18.4 million plus closing costs in December 2010. Capital expenditures for 2009 include the purchase of our primary North American distribution facility for $31.0 million plus closing costs and commissions in October 2009. The remaining capital expenditures for 2010, 2009 and 2008 were primarily related to investments in our information technology infrastructure and software upgrades as well as equipment and leasehold improvements for new facilities.
Expenditures for capital resources historically have been composed of information systems, leasehold improvements and warehouse equipment. We have also purchased two facilities in the United States during 2009 and 2010, and we are contracted to purchase an additional facility in the United States during the first quarter of 2011. We expect our level of capital expenditures to be affected by our geographic expansion activity, the continued implementation of a new transportation and warehouse management system and the implementation of our Centers of Excellence in Europe and North America and related consolidation of existing facilities in Europe. We will assess opportunities to invest in additional facilities based on our capacity, customer demand, market conditions, and liquidity.
We believe that existing capital resources and cash flows provided by future operations will enable us to maintain our current level of operations and our planned operations including capital expenditures for the foreseeable future. We believe that our existing balances, our anticipated cash flows from operations and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $36.6 million remaining for potential share repurchases under our previously announced $130 million share repurchase program, and investment opportunities for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS
We have agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain in order to reduce the amount of working capital required to fund such receivables. Our Credit Agreement permits the factoring of up to $150 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. We are the collection agent on behalf of the third party for the arrangements and have no significant retained interests or servicing liabilities related to the accounts receivable that have been sold. We have obtained credit insurance on the majority of the factored accounts receivable to mitigate credit risk. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.
A previous factoring agreement in Germany terminated in July 2009. A new factoring agreement in Germany was signed in July 2010 allowing up to approximately $30 million in factored receivables. We began factoring receivables under this agreement in December 2010.
At December 31, 2010, we had sold $28.4 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At December 31, 2009, we had sold $5.0 million of accounts receivable under the factoring agreement in Spain. Fees paid pursuant to these agreements were $0.1 million and $0.8 million for the years ended December 31, 2010 and 2009.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2010.

	Payments due by Period
		Less than	1 to 3	3 to 5
	Total	1 Year	Years	Years	Thereafter
		(Amounts in 000s)
Operating leases	$36,908	$13,207	$14,936	$5,806	2,959
Total borrowings	90,408	408	—	90,000	—
Interest on third party debt and lines of credit (1)	13,163	2,700	5,400	5,063	—
Purchase obligations(2)	14,175	14,141	34	—	—
Pension obligation	5,031	—	250	497	4,284
Letters of credit	3,289	3,289	—	—	—
Total	$162,974	$33,745	$20,620	$101,366	$7,243

(1)	Interest on third party debt is calculated based on the interest rate as of December 31, 2010 and repayments of outstanding debt in accordance with our credit agreement. Interest does not include the effects of any prepayments of borrowings permitted under the credit agreement. Prepayments could significantly decrease interest obligations in future years.

(2)	Purchase obligations exclude agreements that are cancelable without penalty. $11.3 million of purchase obligations relates to an agreement to purchase a facility in the United States during the first quarter of 2011.
In addition to the amounts shown in the table above, $2.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

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
For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim period’s effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at the expected realizable value. At December 31, 2010, total deferred tax assets were $44.5 million, net of $28.6 million of valuation allowances.
Goodwill and Long-lived Asset Impairment
We assess goodwill for impairment annually, or more frequently if indicators of impairment are present. We perform our annual impairment analysis during the fourth quarter. In our impairment analysis we estimate the fair value of an enterprise based on the present value of anticipated future cash flows. Based on the impairment analysis for the Americas, Asia-Pacific, and EMEA reporting units in the fourth quarter of 2010, we determined that there was no impairment of the goodwill allocated to those reporting units. A 10% change in the anticipated future cash flows for either reporting unit would not have resulted in any impairment.
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

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010	22%	24%	26%	28%
2009	23%	24%	26%	27%
2008	24%	25%	25%	26%
The industry data above is based on Company and industry analyst estimates.
The seasonal patterns for wireless devices handled by us have been as follows:

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010	23%	23%	25%	29%
2009	22%	23%	26%	29%
2008	26%	24%	24%	26%
FORWARD LOOKING AND CAUTIONARY STATEMENTS
Certain information in this Form 10-K may contain forward-looking statements regarding future events or the future performance of the Company. These risk factors include, without limitation, uncertainties relating to customer plans and commitments, including, without limitation (i) fluctuations in regional demand patterns and economic factors could harm our operations; (ii) we buy a significant amount of our products from a limited number of suppliers, and they may not provide us with competitive products at reasonable prices when we need them in the future; (iii) our dependence on our computer and communications systems; (iv) uncertainty regarding future volatility in our Common Stock price; (v) our ability to expand and implement our future growth strategy, including acquisitions; (vi) protecting our proprietary information; (vii) rapid technological changes in the wireless industry could render our services or the products we handle obsolete or less marketable; (viii) intense industry competition; (ix) the loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows; (x) our ability to retain existing logistic services customers at acceptable returns upon expiration or termination of existing agreements; (xi) our business could be harmed by consolidation of mobile operators; (xii) we make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions; (xiii) our future operating results will depend on our ability to maintain volumes and margins; (xiv) the effect of natural disasters, epidemics, hostilities or terrorist attacks on our operations; (xv) uncertainty regarding whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xvi) the current economic downturn could cause a severe disruption in our operations; (xvii) our implementation of Centers of Excellence may not be successful; (xviii) our ability to continue to enter into relationships and financing that may provide us with minimal returns or losses on our investments; (xix) collections of our accounts receivable; (xx) our ability to manage and sustain future growth at our historical or current rates; (xxi) our ability to attract and retain qualified management and other personnel and the cost of complying with labor agreements and high rate of personnel turnover; (xxii) our reliance upon third parties to manufacture products which we distribute and reliance upon their quality control procedures; (xxiii) our debt facilities could prevent us from borrowing additional funds, if needed; (xxiv) our reliance on suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases; (xxv) a significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks; (xxvi) the impact that seasonality may have on our business and results; (xxvii) potential dilution to existing shareholders from the issuance of securities under our long-term incentive plans; and (xxviii) the existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. The words “believe,” “expect,” “anticipate,” “estimate” “intend,” “likely”, “will”, “should” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date that such statement was made. We undertake no obligation to update any forward-looking statement.

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
Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through the purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would not have had a material impact on our results of operations for 2010 or 2009. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $2.9 million as well as a liability of $1.7 million. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.
Interest Rate Risk Management
We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include short-term marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. To mitigate interest rate risks, we utilize interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates.
We are exposed to interest rate risk associated with our borrowing arrangements. Our risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. From time to time we use interest rate derivatives, including interest rate swaps, to manage interest rate exposure. At December 31, 2010, swaps with a total notional amount of $40.0 million were outstanding. These swaps have maturity dates ranging from 2011-2012. These derivative instruments are designated as hedges under ASC 815, Derivatives & Hedging. Changes in market value, when effective, are recorded in “Accumulated other comprehensive income” in our Consolidated Balance Sheet. Amounts are recorded to interest expense as settled. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. The fair value liability associated with those swaps was $2.0 million at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

Brightpoint, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2010	2009	2008

Revenue
Distribution revenue	$3,258,474	$2,810,354	$3,911,342
Logistic services revenue	334,765	356,225	419,910

Total revenue	3,593,239	3,166,579	4,331,252

Cost of revenue
Cost of distribution revenue	3,107,861	2,692,161	3,741,731
Cost of logistic services revenue	170,755	199,891	265,638

Total cost of revenue	3,278,616	2,892,052	4,007,369

Gross profit	314,623	274,527	323,883

Selling, general and administrative expenses	230,034	207,167	248,376
Touchstone acquisition expenses	2,931	—	—
Impairment of long-lived assets	—	1,452	—
Amortization expense	15,024	15,862	18,246
Goodwill impairment charge	—	—	325,947
Restructuring charge	6,225	13,413	13,438

Operating income (loss) from continuing operations	60,409	36,633	(282,124)

Interest, net	7,766	8,677	17,379
Loss on legal settlement	852	—	—
Gain on indemnification settlement	—	(7,700)	—
Other expense (income)	(51)	265	2,532

Income (loss) from continuing operations before income taxes	51,842	35,391	(302,035)

Income tax expense (benefit)	12,997	(5,434)	23,415

Income (loss) from continuing operations	38,845	40,825	(325,450)

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(8,681)	(13,746)	(16,887)
Gain (loss) on disposal of discontinued operations	(46)	(523)	584

Total discontinued operations, net of income taxes	(8,727)	(14,269)	(16,303)

Net income (loss)	30,118	26,556	(341,753)

Net income (loss)attributable to noncontrolling interest	—	—	(361)

Net income (loss) attributable to common shareholders	$30,118	$26,556	$(342,114)

Earnings (loss) per share attributable to common shareholders — basic:
Income (loss)from continuing operations	$0.56	$0.51	$(4.16)
Discontinued operations, net of income taxes	(0.12)	(0.18)	(0.21)

Net income (loss)	$0.44	$0.33	$(4.37)

Earnings (loss) per share attributable to common shareholders — diluted:
Income (loss) from continuing operations	$0.55	$0.50	$(4.16)
Discontinued operations, net of income taxes	(0.12)	(0.17)	(0.21)

Net income (loss)	$0.43	$0.33	$(4.37)

Weighted average common shares outstanding:
Basic	69,004	80,422	78,202

Diluted	70,194	81,247	78,202

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$41,658	$81,050
Accounts receivable (less allowance for doubtful accounts of $9,892 in 2010 and $12,205 in 2009)	487,376	382,973
Inventories	311,804	212,909
Other current assets	75,068	76,656

Total current assets	915,906	753,588

Property and equipment, net	111,107	82,328
Goodwill	78,821	51,877
Other intangibles, net	122,122	98,136
Other assets	19,885	28,062

Total assets	$1,247,841	$1,013,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744,995	$486,584
Accrued expenses	140,191	118,552
Short-term borrowings	408	—

Total current liabilities	885,594	605,136

Long-term liabilities:
Lines of credit, long-term	90,000	—
Long-term debt	—	97,017
Other long-term liabilities	27,894	34,911

Total long-term liabilities	117,894	131,928

Total liabilities	1,003,488	737,064

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 90,354 issued in 2010 and 89,293 issued in 2009	904	893
Additional paid-in-capital	641,895	631,027
Treasury stock, at cost, 22,917 shares in 2010 and 10,309 shares in 2009	(164,242)	(84,639)
Retained deficit	(255,974)	(286,092)
Accumulated other comprehensive income	21,770	15,738

Total shareholders’ equity	244,353	276,927

Total liabilities and shareholders’ equity	$1,247,841	$1,013,991

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Operating activities
Net income (loss)	$30,118	$26,556	$(341,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,676	35,171	36,734
Impairment of long-lived assets	—	1,452	—
Non-cash compensation	10,343	6,484	6,557
Restructuring charge	6,225	15,523	13,904
Goodwill impairment charge	—	—	325,947
Gain on indemnification settlement	—	(7,700)	—
Change in deferred taxes	7,736	(18,773)	1,874
Other non-cash	926	1,096	(54)

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(80,220)	152,024	200,042
Inventories	(93,846)	90,172	161,573
Other operating assets	447	(1,343)	(9,929)
Accounts payable and accrued expenses	244,041	(136,848)	(122,089)

Net cash provided by operating activities	160,446	163,814	272,806

Investing activities
Capital expenditures	(42,108)	(49,178)	(21,642)
Acquisitions, net of cash acquired	(76,075)	—	(5,877)
Decrease (increase) in other assets	(1,091)	(1,184)	2,008

Net cash used in investing activities	(119,274)	(50,362)	(25,511)

Financing Activities
Repayments on lines of credit	—	(1,578)	(205,894)
Proceeds from lines of credit	90,000	—	—
Repayments on Global Term Loans	(93,939)	(78,159)	(73,616)
Net proceeds from short-term financing	408	—	—
Deferred financing costs paid	(3,283)	(392)	(330)
Purchase of treasury stock	(79,603)	(16,955)	(1,288)
Excess (deficient) tax benefit from equity based compensation	(862)	(1,116)	76
Proceeds from common stock issuances under employee stock option plans	1,291	225	39

Net cash used in financing activities	(85,988)	(97,975)	(281,013)

Effect of exchange rate changes on cash and cash equivalents	5,424	8,347	(11,216)

Net increase (decrease) in cash and cash equivalents	(39,392)	23,824	(44,934)
Cash and cash equivalents at beginning of period	81,050	57,226	102,160

Cash and cash equivalents at end of period	$41,658	$81,050	$57,226

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Shareholders’ Equity

	Year ended December 31,
(Amounts in thousands)	2010		2009		2008
Common stock:
Balance at beginning of year	$893		$887		$884
Issued in connection with employee stock plans and related income tax benefit	11		6		3

Balance at end of year	904		893		887

Additional paid-in capital:
Balance at beginning of year	631,027		625,415		584,806
Issued in connection with employee stock plans and related income tax benefit	10,868		5,612		6,859
Issued for purchase of Dangaard Telecom	—		—		33,750

Balance at end of year	641,895		631,027		625,415

Retained earnings (deficit):
Balance at beginning of year	(286,092)		(312,647)		29,467
Net income (loss) attributable to common shareholders	30,118	$30,118	26,556	$26,556	(342,114)	$(342,114)

Balance at end of year	(255,974)		(286,092)		(312,647)

Noncontrolling interest
Balance at beginning of year	—		—		817
Net income attributable to noncontrolling interest	—	—	—	—	361	361
Acquisition of noncontrolling interest	—		—		(1,178)

Balance at end of year	—		—		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	15,738		(3,108)		44,303
Currency translation of foreign investments		5,337		18,293		(44,901)
Unrealized gain on marketable securities classified as available for sale, net of tax:
Net gain (loss) arising during the period		—		—		(2,087)
Reclassification adjustment for losses included in net income		—		—		928
Unrealized gain (loss) on derivative instruments, net of tax:
Net gain (loss) arising during the period		755		818		(1,219)
Reclassification adjustment for losses included in net income				(65)
Pension benefit obligation		(60)		(200)		(132)

Other comprehensive income (loss)	6,032	6,032	18,846	18,846	(47,411)	(47,411)

Total Comprehensive income (loss)		$36,150		$45,402		$(389,164)

Balance at end of year	21,770		15,738		(3,108)

Treasury stock:
Balance at beginning of year	(84,639)		(59,983)		(58,695)
Purchase of treasury stock	(79,603)		(24,656)		(1,288)

Balance at end of year	(164,242)		(84,639)		(59,983)

Total shareholders’ equity	$244,353		$276,927		$250,564

See accompanying notes

Brightpoint, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Brightpoint, Inc. (the Company) provides end-to-end supply chain solutions to leading stakeholders in the global wireless technology industry. The Company provides customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair and remanufacture services, reverse logistics, transportation management and other services within the global wireless industry. The Company’s customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. The Company provides value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.
The Company is incorporated under the laws of the State of Indiana.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. During 2008 the Company acquired the remaining 24% non-controlling interest of the Moobi Norway A/S subsidiary for approximately $2.9 million. On December 23, 2010 the Company completed its acquisition of Touchstone Wireless Repair and Logistics, L.P. (Touchstone). Results of operations related to this acquisition are included in the Company’s Consolidated Statement of Operations beginning on December 24, 2010. See Note 3 for further details regarding this acquisition. Significant intercompany accounts and transactions have been eliminated in consolidation.
The Company has evaluated subsequent events through the date these financial statements were issued.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
For logistic services revenue, the criteria of FASB ASC 605-10-S99 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. In general, logistic services are fee-based services. The Company has certain arrangements for which it records receivables, inventory and payables based on the gross amount of the transactions; however, the Company records revenue for these logistic services at the amount of net margin because it is acting as an agent for mobile operators as defined by FASB ASC 605-45 (formerly Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent).
The Company also records revenue from the sale of prepaid airtime within logistic services. In the fourth quarter of 2009, the Company began recognizing revenue for the sales of certain prepaid airtime using the net method as general inventory risk has been mitigated. Prior to the fourth quarter of 2009, the Company recognized revenue for the sales of prepaid airtime under these agreements using the gross method (based on the full sales price of the airtime to its customers). If these prepaid airtime transactions were recorded using the net method, logistic services revenue would have been lower by $61.3 million and $102.0 million for 2009 and 2008.
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
Gross Profit
The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs and other costs such as freight, warehouse labor and rent expense.
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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
No customer accounted for 10% or more of the Company’s total revenue in 2010, 2009 or 2008. Aggregate revenues from the three largest customers in the Asia-Pacific region accounted for 10% of total revenue and 34% of the Asia-Pacific division’s revenue during 2010. The loss or a significant reduction in business activities by the Company’s customers could have a material adverse effect on the Company’s revenue and results of operations.
Samsung products represented approximately 23%, 16% and 15% of total units handled in 2010, 2009 and 2008. Nokia products represented 18%, 20%, 26% of total units handled in 2010, 2009 and 2008. LG Electronics products represented approximately 13% of total units handled in 2010 and less than 10% in 2009 and 2008. Kyocera products represented approximately 11% of total units handled in 2010 and 2009 and less than 10% in 2008. Motorola accounted for less than 10% of total units handled in 2010 and 19% and 21% in 2009 and 2008. For its distribution business, the Company is dependent on the ability of its suppliers to provide an adequate supply of products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company also relies on its suppliers to provide trade credit facilities and favorable payment terms to adequately fund its on-going operations and product purchases. In certain circumstances, the Company has issued cash-secured letters of credit on behalf of certain of its subsidiaries in support of their vendor credit facilities. The payment terms received from the Company’s suppliers is dependent on several factors, including, but not limited to, the Company’s payment history with the supplier, the supplier’s credit granting policies, contractual provisions, the Company’s overall credit rating as determined by various credit rating agencies, the Company’s recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that the Company owes them. Adverse changes in any of these factors, certain of which may not be wholly in the Company’s control, could have a material adverse effect on the Company’s operations. The Company believes that its relationships with its suppliers are satisfactory; however, it has periodically experienced inadequate supply of certain models from certain wireless device manufacturers.

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
Inventories
Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. In-bound freight expense is capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing, price protection or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market. The Company had no individually significant inventory valuation adjustments during the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, the Company had $8.8 million of inventory valuation adjustments related to its locally branded PC notebook business in Slovakia. The Company has abandoned that business, and the results of operations for this business have been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles as further discussed in footnote 6.
Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The volume and impact to the Consolidated Balance Sheets and Statements of Operations of these contracts is immaterial. The Company holds the following types of derivatives at December 31, 2010 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At December 31, 2010, a hedging relationship exists related to $40.0 million of the Company’s variable rate debt. These swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from January 1, 2011 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $0.8 million for the year ended December 31, 2010.
The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized loss associated with the effective portion of these contracts included in other comprehensive income was approximately $0.1 million for the year ended December 31, 2010, all of which is expected to be reclassified into earnings during the year ended December 31, 2011.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $2.0 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of the interest rate swap maturing after one year is included in “Other long-term liabilities” in the Consolidated Balance Sheets. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $2.9 million included in “Other current assets” in the Consolidated Balance Sheets as well as a liability of $1.7 million included in “Accrued expenses” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at December 31, 2010 and 2009, of cash and cash equivalents, pledged cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at December 31, 2010 and 2009 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	December 31, 2010	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,893	$—	$2,893

Financial instruments classified as liabilities
Interest rate swaps	$2,046	$—	$2,046
Forward foreign currency contracts	1,702	—	1,702

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	December 31, 2009	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$499	$—	$499

Financial instruments classified as liabilities
Interest rate swaps	$3,417	$—	$3,417
Forward foreign currency contracts	469	—	469

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Property and Equipment
Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 to 40 years, and other property and equipment are generally depreciated over three to seven years. Leasehold improvements are stated at cost and depreciated ratably over the shorter of the lease term of the associated property or the estimated life of the leasehold improvement. Maintenance and repairs are charged to expense as incurred.
Long-Lived Tangible and Finite-Lived Intangible Assets
The Company follows the principles of FASB ASC 360 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2010 and 2009, the finite-lived intangible assets total $122.1 million and $98.1 million, net of accumulated amortization of $58.1 million and $44.6 million and are currently being amortized over three to thirteen years. Fluctuations in foreign currencies decreased intangible assets by approximately $4.3 million in 2010 compared to 2009. See Note 3 for further discussion regarding the finite-lived intangible assets acquired during 2010. The following sets forth amortization expense for finite-lived intangible assets the Company expects to recognize over the next five years (in thousands):

2011	$21,598
2012	20,270
2013	17,031
2014	14,110
2015	12,348
For the years ended December 31, 2010 and 2008, the Company incurred no impairment charges for long-lived tangible and finite-lived intangible assets. In the third quarter of 2009, the Company lost a significant product distribution customer within its Latin America operation. As a result, the Company evaluated the long-lived assets of the Latin America operations for recoverability. The Company determined that the finite-lived intangible asset acquired in conjunction with the acquisition of certain assets of CellStar was impaired. Accordingly, the Company recognized a $1.5 million impairment charge, which represented the carrying value of the asset. The impairment will not result in any current or future cash expenditures.
Goodwill
The Company follows the principles of FASB ASC 350-20 (formerly SFAS 142, Goodwill and Other Intangible Assets). Goodwill is not amortized but rather tested annually for impairment. The Company’s reporting units are its three geographic segments, the Americas, EMEA, and Asia-Pacific. The Company acquired $24.2 million of goodwill in the acquisition of Touchstone. See Note 3 for more information regarding this acquisition. The company acquired $2.1 million of goodwill during 2010 from the contingent earn-out payment related to the 2008 acquisition of Hugh Symons Group Ltd.’s wireless distribution business and $0.4 million of goodwill from an acquisition in the Americas.
In the fourth quarter of 2010 and 2009, the Company performed the required annual impairment test on goodwill for each of its reporting segments, noting there were no changes or events that occurred that would more likely than not reduce the fair value of a reporting unit below its carrying cost. The annual test resulted in no impairment of goodwill during 2010 or 2009. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and on the outlook for the wireless industry, both of which contributed to a significant decline in Brightpoint’s stock price and corresponding market capitalization. The result of the Company’s annual goodwill impairment test was that the carrying amount of the net assets allocated to the EMEA reporting unit exceeded the fair market value. The Company calculated fair value for the EMEA reporting unit based on the market price of similar groups of net assets and the expected investment returns on the group of net assets. The entire amount of

Brightpoint, Inc.
Notes to Consolidated Financial Statements
goodwill allocated to that reporting unit was impaired, which resulted in an impairment charge of $325.9 million. The goodwill allocated to the EMEA reporting unit was primarily related to the acquisition of Dangaard Telecom in July 2007. The impairment charge resulted from factors impacted by current market conditions including: 1) lower market valuation multiples for similar assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the EMEA markets in which the Company operates.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2010 and 2009 are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total

Balance at December 31, 2008:
Aggregate goodwill acquired	$49,898	$325,947	$1,541	$377,386
Accumulated impairment losses	—	(325,947)	—	(325,947)

Net goodwill at December 31, 2008	49,898	—	1,541	51,439

Changes in goodwill during 2009:
Effects of foreign currency fluctuation	—	—	438	438

Balance at December 31, 2009:
Aggregate goodwill acquired	49,898	325,947	1,979	377,824
Accumulated impairment losses	—	(325,947)	—	(325,947)

Net goodwill at December 31, 2009	49,898	—	1,979	51,877

Changes in goodwill during 2010:
Goodwill from acquisitions	24,618	2,079	—	26,697
Effects of foreign currency fluctuation	—	(14)	261	247

Balance at December 31, 2010:
Aggregate goodwill acquired	74,516	328,012	2,240	404,768
Accumulated impairment losses	—	(325,947)	—	(325,947)

Net goodwill at December 31, 2010	$74,516	$2,065	$2,240	$78,821

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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
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

	Year December 31,
	2010	2009	2008
Income (loss) from continuing operations attributable to common shareholders	$38,845	$40,825	$(325,811)
Discontinued operations, net of income taxes	(8,727)	(14,269)	(16,303)

Net income (loss) attributable to common shareholders	$30,118	$26,556	$(342,114)

Earnings (loss) per share — basic:
Income (loss) from continuing operations attributable to common shareholders	$0.56	$0.51	$(4.16)
Discontinued operations, net of income taxes	(0.12)	(0.18)	(0.21)

Net income (loss) attributable to common shareholders	$0.44	$0.33	$(4.37)

Earnings (loss) per share — diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.55	$0.50	$(4.16)
Discontinued operations, net of income taxes	(0.12)	(0.17)	(0.21)

Net income (loss) attributable to common shareholders	$0.43	$0.33	$(4.37)

Weighted average shares outstanding for basic earnings per share	69,004	80,422	78,202
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	1,190	825	—

Weighted average shares outstanding for diluted earnings per share	70,194	81,247	78,202

At December 31, 2010, 2009 and 2008, approximately 0.1 million, 0.6 million and 4.1 million stock options and restricted stock units were excluded from the computation of dilutive earnings per share because the effect of including these shares would have been anti-dilutive.
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
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which was codified under ASC update No. 2009-16, Transfers and Servicing, (“ASC Update No. 2009-16”). The update amended ASC Topic 860 to improve the disclosures that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This update was effective January 1, 2010 and must be applied to transfers occurring on or after the effective date. The pronouncement did not have a material effect on the Company’s consolidated financial statements.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Operating Segments
The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Colombia, Denmark, El Salvador, Finland, Germany, Guatemala, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe, the Middle East, and Africa (EMEA). The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes. A summary of the Company’s operations by segment is presented below (in thousands) for 2010, 2009 and 2008:

				Corporate
			Europe	and
			Middle East	Reconciling
	Americas	Asia-Pacific	and Africa	Items	Total

2010:
Distribution revenue	$433,367	$953,535	$1,871,572	$—	$3,258,474
Logistic services revenue	222,178	38,430	74,157	—	334,765

Total revenue from external customers	$655,545	$991,965	$1,945,729	$—	$3,593,239

Income (loss) from continuing operations before income taxes	$49,805	$27,298	$20,203	$(45,464)	$51,842
Depreciation and amortization	10,518	2,036	19,973	2,149	34,676
Capital expenditures	26,930	947	10,503	3,728	42,108
Total segment assets	369,345	239,454	623,309	15,733	1,247,841

2009:
Distribution revenue	$448,086	$834,906	$1,527,362	$—	$2,810,354
Logistic services revenue	192,276	33,631	130,318	—	356,225

Total revenue from external customers	$640,362	$868,537	$1,657,680	$—	$3,166,579

Income (loss) from continuing operations before income taxes	$51,199	$24,001	$(11,115)	$(28,694)	$35,391
Depreciation and amortization	11,650	1,956	20,340	2,677	36,623
Capital expenditures	38,331	3,218	5,543	2,086	49,178
Total segment assets	244,103	199,357	546,748	23,783	1,013,991

2008:
Distribution revenue	$705,229	$1,143,293	$2,062,820	$—	$3,911,342
Logistic services revenue	184,188	47,924	187,798	—	419,910

Total revenue from external customers	$889,417	$1,191,217	$2,250,618	$—	$4,331,252

Income (loss) from continuing operations before income taxes	$34,571	$30,203	$(331,670)	$(35,139)	$(302,035)
Depreciation and amortization	9,950	2,143	14,779	9,862	36,734
Goodwill impairment charge	—	—	325,947	—	325,947
Capital expenditures	4,476	1,778	10,070	5,318	21,642
Total segment assets	244,922	198,779	690,882	11,777	1,146,360

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Information about Geographic Areas:

	2010	2009	2008
	Total Revenue (1)
	(Amounts in 000s)
Americas
United States	$647,634	$589,564	$829,280
Other (2)	7,911	50,798	60,137

Total Americas	$655,545	$640,362	$889,417

Asia-Pacific
Singapore	325,812	571,676	732,647
Other (2)	666,153	296,861	458,570

Total Asia-Pacific	$991,965	$868,537	$1,191,217

Europe, Middle East and Africa
Germany	347,315	305,756	453,623
Other (2)	1,598,414	1,351,924	1,796,995

Total Europe, Middle East and Africa	$1,945,729	$1,657,680	$2,250,618

Total	$3,593,239	$3,166,579	$4,331,252

(1)	Revenues are attributable to country based on selling location.

(2)	“Other” represents geographic areas that are individually less than 10% of the total revenue for all operating segments.

	2010	2009
	Long-Lived Assets (1)
United States	$85,189	$57,632
Other	25,918	24,696

	$111,107	$82,328

(1)	Consists of property and equipment, net of accumulated depreciation.
2. Stock Based Compensation
The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.
Amended 2004 Long-Term Incentive Plan
During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 2.0 million shares of common stock in the aggregate. In 2009, the Company’s shareholders voted to amend the LTI Plan to increase the shares eligible for issuance by 7.0 million shares. There are 13.2 million common shares reserved for issuance under the LTI Plan, of which approximately 10.0 million and 11.1 million were authorized but unissued at December 31, 2010 and 2009. Under this LTI Plan, 6.4 million shares remained available for grant as of December 31, 2010.
For the above plans, the Compensation and Human Resources Committee of the Board of Directors determines the time(s) at which the grants will be awarded, selects the officers or other recipients of awards and determines the number of shares

Brightpoint, Inc.
Notes to Consolidated Financial Statements
covered by each grant, as well as, the purchase price, time of exercise of options (not to exceed ten years from the date of the grant) and other terms and conditions. The Board of Directors has delegated authority to the Company’s Chief Executive Officer to grant up to approximately 0.6 million of awards to non-officer employees per calendar year.
Stock Options
The exercise price of stock options granted under the LTI Plan may not be less than the fair market value of a share of common stock on the date of the grant. Options generally become exercisable in periods ranging from one to three years after the date of the grant. The Company did not grant stock options under its equity compensation plans during 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Options	Price	Life	December 31, 2010
Outstanding at January 1	349,049	$7.82
Granted	—	—
Exercised	(190,054)	6.79
Forfeited	—	—
Expired	(113,250)	7.94

Outstanding at December 31	45,745	$11.82	1.23	$—

Exercisable at December 31	45,745	$11.82	1.23	$—
The following table summarizes information about the fixed price stock options outstanding at December 31, 2010:

		Weighted		Exercisable
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Outstanding at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2010	Life	Price	2010	Price

$10.74 – $11.87	12,745	1.11 years	$10.74	12,745	$10.74
$11.88 – $13.42	25,500	1.26 years	11.88	25,500	11.88
$13.43 – $13.43	7,500	1.36 years	13.43	7,500	13.43

	45,745		$11.82	45,745	$11.82
Restricted Stock Units
During 2010, the Company granted 2,581,524 restricted stock units with a weighted average grant date fair value of $7.29 per share:

		Weighted		Weighted
		Average	Weighted	Average	Aggregate
	Restricted	Grant	Average	Remaining	Intrinsic
	Stock	Date	Exercise	Contractual	Value as of
	Units	Fair Value	Price	Life	December 31, 2010
Outstanding at January 1	1,913,272	$6.77	$—
Granted	2,581,524	7.29	—
Released	(871,854)	7.07	—
Forfeited	(121,991)	6.28	—

Outstanding at December 31	3,500,951	$8.83	$—	1.8	$30,563,302

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Awards
During 2010, the Company did not grant any restricted stock awards:

		Weighted	Weighted
		Average	Average
	Restricted	Grant	Remaining
	Stock	Date	Contractual
	Awards	Fair Value	Life
Outstanding at January 1	756,816	$9.15
Granted	—	—
Released	(334,000)	8.29
Forfeited	—	—

Outstanding at December 31	422,816	$9.83	2.3
The weighted average fair value of restricted stock units granted during 2009 and 2008 was $4.85 and $10.89 per share. The weighted average fair value of restricted stock awards granted during 2009 was $5.94 per share. The Company did not grant any restricted stock awards during 2008.
The Company typically grants performance based equity awards during the first quarter of the fiscal year in the form of restricted stock units. All or a portion of these restricted stock units granted are subject to forfeiture if certain performance goals are not achieved. Those restricted stock units no longer subject to forfeiture typically vest in three equal annual installments beginning with the first anniversary of the grant.
The total intrinsic value of options exercised and restricted stock released (vested) during 2010, 2009 and 2008 was $9.8 million, $3.0 million and $6.6 million. As of December 31, 2010, total compensation cost related to non-vested awards not yet recognized was $16.3 million of which approximately one-third will be recognized in each of the next three fiscal years. In addition, the Company will recognize compensation expense for any new awards granted subsequent to December 31, 2010.
3. Acquisitions
On December 23, 2010 the Company completed the acquisition of the U.S. based company Touchstone for $75.7 million, net of cash acquired, funded from the Global Credit Facility. The Company incurred $2.9 of acquisition expenses in conjunction with the purchase. Touchstone is a leading provider of repair, remanufacture, and reverse logistics to the wireless industry. The acquisition of Touchstone expands the breadth of repair and reverse logistics services available through the Company’s existing North America operations. Touchstone signed a repair services agreement with a significant customer in the fourth quarter of 2010. Results of operations related to the acquisition are included in the consolidated results of operations, within the Americas segment, beginning on December 24, 2010. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuation of certain assets and liabilities primarily related to the determination of working capital adjustments. The Company will finalize the purchase price allocation once it has finished its assessment but generally no later than one year from the acquisition date.
The Touchstone assets acquired included $42.4 million of finite-lived intangible assets assigned to customer relationships, original equipment manufacturer (OEM) certifications, and internally developed software. The preparation of the valuation of finite-lived intangible assets required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of the acquisition. These estimates were based on assumptions that the Company believed to be reasonable as of the date of acquisition; however, actual results may differ from these estimates. The finite-lived intangible assets assigned to OEM certifications and software have useful lives of five years and three years and are being amortized on a straight-line basis. The finite-lived intangible assets assigned to customer relationships have useful lives of thirteen years and are being amortized over the period that the assets are expected to contribute to the future cash flows of the Company. The finite-lived intangible assets assigned to customer relationships are being amortized on an accelerated method based on the projected cash flows used for valuation purposes. As a result of applying this accelerated method of amortization, approximately 74% of the original value assigned to these assets will be amortized within the first five years after the acquisition date. The Company believes that these cash flows are most reflective

Brightpoint, Inc.
Notes to Consolidated Financial Statements
of the pattern in which the economic benefit of the finite-lived intangible assets assigned to customer relationships will be consumed.
The following balance sheets set forth the major assets acquired and liabilities assumed in connection with the Touchstone transaction discussed above (in thousands):

ASSETS
Current Assets:
Cash and cash equivalents	$2,616
Accounts receivable (less allowance for doubtful accounts of $413)	13,674
Inventory	5,554
Other current assets	1,083

Total current assets	22,927

Property and equipment, net	5,560
Goodwill	24,157
Other intangibles, net	42,350

Total assets acquired	$94,994

LIABILITIES
Accounts payable	$3,053
Accrued expenses	15,363
Debt	112
Total long-term liabilities	804

Total liabilities assumed	$19,332

Net assets acquired	$75,662

Various factors contributed to the goodwill recorded in connection with the Touchstone acquisition, including the value of assembled workforces of the respective business at the acquisition dates; the future revenue growth from increased services offerings; and expected synergies. The goodwill acquired in connection with the Touchstone transaction is deductible for tax purposes. The Touchstone goodwill has been assigned to the Americas reportable segment.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming the acquisition discussed above took place at the beginning of each period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

	Year Ended
	December 31,
	2010	2009

Revenue	$3,670,947	$3,285,399
Income from continuing operations	31,188	31,883
Net Income	22,461	17,614
Income from continuing operations per share — diluted	$0.44	$0.39

	Touchstone	Note	Brightpoint	Adjustments	Note	Consolidated

December 31, 2010
Revenue	$125,548	(1)	$3,593,239	$(47,840)	(2)	$3,670,947
Income from continuing operations	(2,846)	(1)	38,845	(4,812)	(3)	31,188
Net income (loss)	(2,846)	(1)	30,118	(4,812)	(3)	22,461

Weighted average shares outstanding — diluted			70,194			70,194

Income from continuing operations per share — diluted			$0.55			$0.44

December 31, 2009
Revenue	$134,068		$3,166,579	$(15,248)	(2)	$3,285,399
Income from continuing operations	(3,103)		40,825	(5,839)	(3)	31,883
Net income (loss)	(3,103)		26,556	(5,839)	(3)	17,614

Weighted average shares outstanding — diluted			81,247			81,247

Income from continuing operations per share — diluted			$0.50			$0.39
Pro-forma adjustments

(1)	Results for Touchstone are included in the financial results of Brightpoint for the period December 24, 2010 — December 31, 2010, which consists of $2.0 million of revenue and an immaterial amount of income from continuing operations and net income.

(2)	To reclassify the cost of revenue that was historically presented by Touchstone on a gross basis to a net basis to conform to Accounting Standards Codification 605-45, Revenue Recognition Principal Agent Consideration and Brightpoint accounting policy.

(3)	To record the following:
•	amortization of the finite-lived intangible assets recorded as a result of the acquisition of Touchstone,

•	reversal of $2.9 million of acquisition expenses in 2010

•	interest expense on borrowings used to finance the Touchstone acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
4. Income Tax Expense
For financial reporting purposes, income from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Year ended December 31,
	2010	2009	2008

United States	$5,911	$23,147	$(3,349)
Foreign	45,931	12,245	(298,686)

	$51,842	$35,392	$(302,035)

The reconciliation for 2010, 2009 and 2008 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2010	2009	2008

Tax at U.S. Federal statutory rate	35.0%	35.0%	34.0%
State and local income taxes, net of U.S. Federal benefit	(1.4)	1.2	(0.2)
Net benefit of tax on foreign operations	(10.7)	(16.5)	(34.7)
Release of valuation allowance	(0.4)	(26.6)	(5.7)
Other (1)	2.6	(8.4)	(1.1)

Effective income tax rate	25.1%	(15.3%)	(7.7%)

(1)	Other is primarily comprised of the impact of permanent differences between income before income tax and taxable income.
Income tax expense for the year ended December 31, 2010 includes a $4.8 million benefit for the reversal of a valuation allowance on deferred tax assets that are now expected to be utilized. This benefit is offset by $3.1 million of tax expense related to valuation allowances on deferred tax assets resulting from net operating losses in certain countries that are no longer more likely than not to be utilized and $1.4 million of tax expense related to valuation allowances on foreign tax credits that are no longer expected to be utilized in the U.S.
Income tax benefit for the year ended December 31, 2009 includes a $10.9 million benefit for the reversal of a valuation allowance on certain foreign tax credit carryforwards in addition to a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained. Income tax benefit for the year ended December 31, 2009 is partially offset by $4.9 million in charges related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer more likely than not to be utilized.
Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008

Current:
Federal	$(3,000)	$3,022	$166
State	(654)	240	330
Foreign	8,970	10,825	21,218

	$5,316	$14,087	$21,714

Deferred:
Federal	6,897	(7,418)	13,472
State	985	(1,175)	173
Foreign	(201)	(10,928)	(11,944)

	7,681	(19,521)	1,701

	$12,997	$(5,434)	$23,415

Brightpoint, Inc.
Notes to Consolidated Financial Statements
There was an immaterial amount of income tax expense recorded in discontinued operations in 2010. During 2009 and 2008 there was an income tax expense recorded in discontinued operations of $1.1 million, and $1.0 million.
Components of the Company’s net deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2010	2009

Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,429	$1,596
Accrued liabilities and other	13,505	16,162
Net operating losses and other carryforwards	4,104	4,370
Valuation allowance	(91)	(1,055)
Noncurrent:
Depreciation and other long-term assets	10,630	11,424
Unrealized losses in Other Comprehensive Income	1,098	1,681
Net operating losses and other carryforwards	42,418	40,572
Valuation allowance	(28,562)	(21,632)

Total deferred tax assets	44,531	53,118

Deferred tax liabilities:
Current:
Other current liabilities	(3,166)	(1,461)
Noncurrent:
Depreciation	(326)	(427)
Other noncurrent liabilities	(804)	(927)
Intangibles and long-term liabilities	(26,432)	(29,207)

Total deferred tax liabilities	(30,728)	(32,022)

Net deferred assets	$13,803	$21,096

Net operating loss and other carryforwards includes an asset of $7.2 million of additional foreign tax credit created during the year. This asset is completely offset by a valuation allowance. Income tax payments for continuing operations were $16.1 million, $13.1 million and $24.6 million in 2010, 2009 and 2008 respectively.
At December 31, 2010, the Company had foreign net operating loss carryforwards of approximately $136.9 million, of which approximately $36.7 million expire between 2010 and 2025 and $100.2 million have no expiration date. The Company also has U.S. foreign tax credits of $8.7 million of which $5.2 million expire during 2012 and $3.5 million expire between 2013 and 2020. The Company determined that a portion of the deferred tax asset related to net operating loss carryforwards and the entire deferred tax asset related to foreign tax credits are not likely to be realized, and a valuation allowance has been established against those assets to record it at its expected realizable value. United States income taxes have not been provided on accumulated but undistributed earnings of its non-U.S. subsidiaries as these earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities of its hypothetical calculation.
The Company’s unrecognized tax benefits for the period ending December 31, 2010, were $2.2 million ($0.2 in interest and penalties and $2.0 million of tax positions), which if recognized, would impact the effective tax rate. Interest and penalties related to income taxes are classified as tax expense. Accrued interest was $0.2 million and $0.1 million at December 31, 2010 and 2009. Interest recognized in the statement of operations for December 31, 2010 was $0.1 million. The Company’s accrued penalties were immaterial. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Brightpoint, Inc.
Notes to Consolidated Financial Statements

	2010	2009	2008

Beginning balance	$1,866	$1,671	$2,231
Additions based on tax positions related to the current year	13	759	200
Additions for tax positions of prior years	973	5,029	399
Reductions for tax positions of prior years	—	(504)	(1,096)
Lapse of statute of limitations	(251)	(213)	(63)
Settlements	(620)	(5,387)	—
Translation and Other	—	511	—

Ending balance	$1,981	$1,866	$1,671
The Company and its subsidiaries file in the U.S. on a federal basis, and various state and foreign jurisdictions. The Company remains subject to examination within U.S. Federal and major state jurisdictions for years after 2006 and significant foreign tax jurisdictions for years after 2001. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.
5. Restructuring
The restructuring reserve balance as of December 31, 2009 was $6.0 million, which related to severance payments to be made as part of the global workforce reduction initiative included in the 2009 Spending and Debt Reduction Plan. The most significant reductions in the reserve were made in the Europe, Middle East and Africa (EMEA) division due to payments made related to the Company’s centralization and consolidation of services for the entities in that region. Reserve activity for the year ended December 31, 2010 for continuing operations is as follows (in thousands):

		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Total
Balance at December 31, 2009	$5,634	$—	$—	$5,634

Restructuring charge	3,000	2,667	558	6,225
Cash usage	(4,888)	(121)	(565)	(5,574)
Foreign currency translation	(252)	44	7	(201)

Balance at December 31, 2010	$3,494	$2,590	$—	$6,084

Restructuring charge was $6.2 million for the year ended December 31, 2010. The restructuring charge consists of the following:
•	$3.2 million of charges related to the termination of operating leases and the impairment of equipment related to the consolidation of warehouse facilities in the EMEA division.

•	$3.0 million of severance charges in connection with additional workforce reduction that was included as part of the Company’s previously announced 2009 Spending and Debt Reduction Plan.
The Company continues to focus on optimizing the operating and financial structure of its EMEA division, which will result in additional opportunities to improve financial performance in this region. A main strategic component of this plan revolves around consolidating the Company’s current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The first Center of Excellence is scheduled to be operational by the second quarter of 2011. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA region into a Shared Services Center. Both of these initiatives could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
6. Divestitures and Discontinued Operations
The Company records the results of operations and related disposal costs, gains and losses for significant components that the Company has abandoned or sold in discontinued operations for all periods presented. The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s locally branded PC notebook business in Slovakia and the Company’s operations in Italy, France, Poland and Turkey to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company exited its locally branded PC notebook business in the third quarter of 2008. The Company exited its Poland and Turkey operations in the first quarter of 2009, its France operation in the third quarter of 2009, and its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to these discontinued operations, except for an $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia.
Details of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$1,044	$44,942	$326,797

Income (loss) from discontinued operations before income taxes	$(8,646)	$(12,617)	$(15,845)
Income tax expense (benefit)	35	1,129	1,042

Income (loss) from discontinued operations (1)	$(8,681)	$(13,746)	$(16,887)

Gain (loss) on disposal from discontinued operations (2)	(46)	(523)	584

Total discontinued operations, net of income taxes	$(8,727)	$(14,269)	$(16,303)

(1)	Loss from discontinued operations for the year ended December 31, 2008 includes $8.8 million write-down of inventory related to the locally branded PC notebook business in Slovakia. There were no other impairments of any tangible or intangible assets related to this business.

(2)	Gain (loss) on disposal of discontinued operations for the years ended December 31, 2010, 2009 and 2008 primarily relate to cumulative currency translation adjustments.
7. Property and Equipment
The components of property and equipment are as follows (in thousands):

	December 31,
	2010	2009
Information systems equipment and software	$132,568	$115,135
Furniture and equipment	40,373	39,813
Leasehold & building improvements	18,298	18,225
Buildings	37,886	22,282
Land	6,438	3,326

	235,563	198,781
Less accumulated depreciation	(124,456)	(116,453)

	$111,107	$82,328

Depreciation expense charged to continuing operations was $19.4 million, $18.3 million and $17.4 million in 2010, 2009 and 2008.
On December 15, 2010, the Company purchased a 533,000 square foot Center of Excellence facility located in Plainfield, Indiana for $18.4 million plus closing costs. The purchase was financed using availability on the Company’s Global Credit Facility.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
On October 16, 2009, the Company purchased its Americas division headquarters located in Plainfield, Indiana for $31.0 million plus closing costs and commissions from KPJV 501 Airtech Parkway, LLC. The Company had been the tenant in an operating lease for the property. The purchase was financed using availability on the Company’s Global Credit Facility.
8. Lease Arrangements
The Company leases certain of its offices and warehouse spaces as well as certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $14.2 million, $16.5 million and $19.4 million for 2010, 2009 and 2008. As discussed in Note 7 above, in October 2009 the Company purchased its Americas division headquarters. The Company had been the tenant in an operating lease for the property. Rent expense associated with the Company’s Americas division headquarters was approximately $2.6 million for 2009 and $3.2 million for 2008.
The aggregate future minimum payments on the above leases are as follows (in thousands):

Year ending December 31,
2011	$13,207
2012	9,435
2013	5,501
2014	3,867
2015	1,939
Thereafter	2,959

$36,908

9. Borrowings
The table below summarizes the borrowings that were available to the Company as of December 31, 2010 (in thousands):

			Letters of
	Gross		Credit &	Net
	Availability	Outstanding	Guarantees	Availability

Global Credit Facility	450,000	90,000	912	359,088
Other	46,500	—	—	46,500

Total	$496,500	$90,000	$912	$405,588

The Company had $2.4 million of guarantees that do not impact the Company’s net availability.
On November 23, 2010, the Company entered into the Fourth Amendment to its Credit Agreement dated as of February 16, 2007 and amended on July 31, 2007, November 20, 2007 and March 12, 2009. The Fourth Amendment, among other things, (i) increased the total borrowing capacity to $450 million from the prior capacity of approximately $394 million that was comprised of $94 million in term loan and $300 million in revolver capacity, (ii) resulted in the prepayment and elimination of all prior existing term debt component of approximately $94 million and increased the total capacity under the revolver from $300 million to $450 million, (iii) extended the maturity date until November 2015, (iv) provided for an interest rate of 2.75% over LIBOR and (v) replaced the covenants requiring a current ratio above 1.1 and an interest coverage ratio above 4.0 with a covenant requiring the Company to maintain a fixed charge ratio above 2.0. Consistent with the prior Credit Agreement, the amended agreement contains a covenant requiring a maximum leverage ratio below 3.0. As a result of the prepayment of existing term debt, the Company recorded a $0.6 million loss for the write off of unamortized deferred financing fees.
The Global Credit Facility bears interest at a base rate plus an adjustment based on the Company’s consolidated leverage ratio. The base rate for borrowings is LIBOR plus the applicable rate. The weighted average interest rate at December 31, 2010 including the effect of interest rate swaps was approximately 4.4%.
At December 31, 2010, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. For the years ended December 31, 2010, 2009 and 2008, interest expense, which approximates cash payments of interest, was $9.2 million, $9.5 million and $21.7 million. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
The amended Senior Global Credit Facility expires in November 2015, at which all outstanding amounts will be due.
10. Guarantees
Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
In some circumstances, the Company purchases inventory with payment terms requiring letters of credit. As of December 31, 2010, the Company has issued $3.3 million in standby letters of credit. These standby letters of credit are generally issued for a one-year term. The underlying obligations for which these letters of credit have been issued are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the standby letter of credit issued for them. As of December 31, 2010 the maximum future payments under these letters of credit are $3.3 million.
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
Treasury Stock
As of December 31, 2010 the Company has repurchased a total of 22.9 million shares of its common stock at a weighted average price of $7.17 totaling $164.2 million.
On July 28, 2009 the Company announced that its Board of Directors approved the repurchase of up to $50 million of Brightpoint common shares (the Share Repurchase Program). On October 1, 2009 the Company entered into a settlement agreement with NC Telecom Holding A/S (NC Holding), which provided for Brightpoint to purchase 3 million shares of Brightpoint common stock from NC Holding for $15.5 million. These shares were purchased under the Share Repurchase Program. Under the settlement agreement, the Company’s indemnification claims previously made against NC Holding pursuant to the 2007 Dangaard Telecom acquisition agreement were settled. The Company recorded a non-cash settlement gain of approximately $7.7 million as a result of the settlement agreement, which represented the difference between the price paid for the 3 million shares and the fair value of the shares.
In January 2010, the Board of Directors approved the increase of the Company’s Share Repurchase Program by $30 million, allowing aggregate share repurchases of up to $80 million. On January 15, 2010 the Company repurchased 9.2 million shares of Brightpoint common stock from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S (f/k/a Dangaard Holding A/S) for $6.20 per share, for an aggregate of $57.3 million, as part of the program. After this repurchase, Partner Escrow Holding A/S does not own any Brightpoint stock. On February 22, 2010, the Board of Directors approved the increase of the Share Repurchase Program by $25 million, allowing aggregate share repurchases of up to $105 million. On November 9, 2010, the Board of Directors approved an increase of the share repurchase program by an additional $25 million, allowing aggregate share repurchases of up to $130 million and extended the expiration date of the program to December 31, 2012.
Through December 31, 2010 the Company had repurchased 15.4 million Brightpoint shares worth an aggregate of approximately $101.1 million for approximately $93.4 million in cash and at an average purchase price of $6.07 per share under the Share Repurchase Program.
Repurchases may be made from time to time through open market, by block purchase, negotiated transactions, or other transactions managed by broker-dealers. This is the only share repurchase program currently in place. After the above repurchases and increases in the allowance for repurchases, the Company has approximately $36.6 million available under

Brightpoint, Inc.
Notes to Consolidated Financial Statements
the Share Repurchase Program. The Company believes that it will have sufficient liquidity to complete the Share Repurchase Program.
12. Legal Proceedings and Contingencies
LN Eurocom
On September 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.3 million as of December 31, 2010). Smartphone disputes this claim and intends to vigorously defend this matter.
Fleggaard group of companies
The former headquarters of Dangaard Telecom was located in premises rented from a member of the Fleggaard group of companies, which was a former shareholder of Dangaard Telecom. A fire in March 2006 caused by another tenant in the building destroyed the headquarters and Dangaard Telecom had to leave the building while awaiting renovation of its space. Because of Fleggaard’s failure to renovate the space, Dangaard Telecom terminated the lease. Fleggaard has disputed the lease termination and claimed $1.4 million in damages. On August 20, 2010, the trial court ruled that Fleggaard took measures to renovate the building within a reasonable time period, that Fleggaard was not in material breach of the lease and that Dangaard Telecom’s termination of the lease was not valid. Following the trial court’s ruling, the parties agreed to settle the lawsuit for the payment of approximately $0.9 million to Fleggaard. This loss was recorded in a separate line item in the consolidated statements of operations.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of December 31, 2010). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway has filed its appeal of this determination by the initiation of court proceedings to a higher authority. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted).
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

Brightpoint, Inc.
Notes to Consolidated Financial Statements
Drillisch
On January 29, 2010, Drillisch AG (“Drillisch”) commenced litigation against Brightpoint Germany GmbH (“Brightpoint Germany”) with the Krefeld District Court seeking approximately EUR 1.8 million in damages. Drillisch claimed Brightpoint Germany failed to provide Drillisch credits for Brightpoint Germany’s alleged failure to achieve certain outbound shipping service levels it claims Brightpoint Germany owed to it and several of its affiliates in connection with Brightpoint Germany’s performance of logistic services. In November 2010, the parties entered into a settlement agreement resolving all of the claims.
DiBardi/Bardi/Fortis
In July 2009, Fortis Commercial Finance, SPA (“Fortis”) commenced proceedings against Brightpoint Italy, Srl (“Brightpoint Italy”) in the Courts of Milan, Italy. Fortis sought a declaration of debt and an injunction decree requiring precautionary payment by Brightpoint Italy Srl in the amount of EUR 840,000 (approximately $1.1 million as of December 31, 2010). Fortis claims that Brightpoint Italy failed to pay amounts owed under a supply agreement with Di Bardi, Srl (“DiBardi”) and that this debt claim was then assigned by DiBardi to Fortis. In April 2010 the Courts of Milan ruled in favor of Fortis on its claim for precautionary payment ahead of a hearing on the merits. At the current time, Fortis’ claim for precautionary payment is fully enforceable against Brightpoint Italy but has not been paid. A hearing on the merits of the claim was held in December 2010. DiBardi failed to appear. The Courts of Milan took note of the absence and decreed deadlines for lodging a plea amending parties’ requests/exceptions, lodging a plea replying to parties’ request/exceptions and requesting all evidence, and lodging a plea replying to evidence requested by the other party. The next hearing is scheduled to occur on June 21, 2011 for discussion of the evidence. Brightpoint Italy intends to vigorously defend this matter.

Brightpoint, Inc.
Notes to Consolidated Financial Statements
13. Quarterly Results of Operations (Unaudited)

2010	First	Second	Third	Fourth

Revenue	$795,287	$788,620	$889,029	$1,120,305
Gross profit	72,179	71,000	76,486	94,960
Income from continuing operations	4,726	7,269	11,437	15,413
Net income	1,449	2,992	9,805	15,873
Net income attributable to common shareholders	1,449	2,992	9,805	15,873
Earnings per share-basic:
Income from continuing operations	$0.07	$0.10	$0.16	$0.23
Net income	$0.02	$0.04	$0.14	$0.24
Earnings per share-diluted:
Income from continuing operations	$0.07	$0.10	$0.16	$0.22
Net income	$0.02	$0.04	$0.14	$0.23

2009	First	Second	Third	Fourth

Revenue	$688,733	$707,661	$865,667	$904,518
Gross profit	60,365	60,054	73,078	81,029
Income (loss) from continuing operations	(2,126)	3,146	18,419	21,385
Net income (loss)	(3,073)	167	11,170	18,292
Net income (loss) attributable to common shareholders	(3,073)	167	11,170	18,292
Earnings per share-basic:
Income (loss) from continuing operations	$(0.03)	$0.04	$0.23	$0.27
Net income (loss)	$(0.04)	$—	$0.14	$0.23
Earnings per share-diluted:
Income (loss) from continuing operations	$(0.03)	$0.04	$0.22	$0.27
Net income (loss)	$(0.04)	$—	$0.13	$0.23
The quarterly consolidated results of operations reflect the reclassification of the results of operations of the Company’s Italy and France businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company exited its Italy operations in the first quarter of 2010 and its France operation in the third quarter of 2009.
Note: Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The 2010 information presented above reflects:
•	the restructuring charges as more fully described in Note 5 to the Consolidated Financial Statements;

•	$2.9 million of acquisition expenses related to the purchase of Touchstone;

•	$3.1 million income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in Colombia, Denmark, and Belgium that are no longer expected to be utilized and $1.4 million of income tax expense related to valuation allowances on foreign tax credits that are no longer expected to be utilized in the U.S.;

•	and a $4.8 million income tax benefit for the reversal of valuation allowances on deferred tax assets that are now expected to be utilized.
The 2009 information presented above includes a $7.7 million non-cash, non-taxable gain on the settlement of an indemnification claim with Nordic Capital in the fourth quarter.
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

2009	First	Second	Third

Revenue	$671,989	$688,054	$843,757
Gross profit	60,365	60,054	73,078

Brightpoint, Inc.
Notes to Consolidated Financial Statements
14. Accounts Receivable Factoring
The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain in order to reduce the amount of working capital required to fund such receivables. The Company’s Credit Agreement permits the factoring of up to $150 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements are accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, are accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third party for the arrangement and has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold. The Company has obtained credit insurance on the majority of the factored accounts receivable to mitigate credit risk. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.
A previous factoring agreement in Germany terminated in July 2009. A new factoring agreement in Germany was signed in December 2010 allowing up to approximately $30.0 million in factored receivables.
At December 31, 2010, the Company had sold $28.4 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At December 31, 2009, the Company had sold $5.0 million of accounts receivable under the factoring agreement in Spain. Fees paid pursuant to these agreements were $0.1 million and $0.8 million for the years ended December 31, 2010 and 2009.
15. Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	2010	2009	2008
Currency translation of foreign investments	$23,899	$18,562	$269
Unrealized loss on derivative instruments, net of tax	(1,309)	(2,064)	(2,817)
Pension benefit obligation, net of tax	(820)	(760)	(560)

Total accumulated other comprehensive income (loss):	$21,770	$15,738	$(3,108)

16. Subsequent Events
On February 17, 2011, the Company entered into an agreement to purchase a 264,000 square foot Center of Excellence in Reno, Nevada for $11.7 million plus closing costs. The purchase was financed using availability on the Company’s Global Credit Facility.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2010. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
Indianapolis, Indiana
February 25, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Brightpoint, Inc.
We have audited Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2010 and 2009 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2010 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.
Indianapolis, Indiana
February 25, 2011

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
Changes in Internal Control Over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
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
The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2011, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2011, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2011, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2011, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2011, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The consolidated financial statements of Brightpoint, Inc. are filed as part of this report under Item 8.
(a) (2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit
Number	Description
2.1	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(11)

2.2	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(13)

2.3	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(24)

2.4	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006(25)

2.5	Asset Purchase Agreement dated December 18, 2006 by and among 2601 Metropolis Corp., CellStar Corporation, National Auto Center, Inc., CellStar Ltd. and CellStar Fulfillment Ltd.(27)

2.6	Stock Purchase Agreement dated February 19, 2007 as amended on April 19, 2007, May 17, 2007 and June 15, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only), consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited and First, Second and Third Amendments thereto. (31)

3.1	Amended and Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(16)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. as amended (formerly Brightpoint Indiana Corp.)(34)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee dated as of March 11, 1998 (2)

4.2	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended(25)

4.1	Shareholder Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

4.3	Registration Rights Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

10.1	Rights Agreement, dated as of February 20, 1997, between Brightpoint, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement by and between Brightpoint, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(15)

10.1.3	Amendment Number 3 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of February 3, 2009 (38)

10.2	1996 Stock Option Plan, as amended(8)*

10.3	Employee Stock Purchase Plan(5)

10.4	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(9)

10.5	First Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(9)

10.6	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(10)

10.7	Brightpoint, Inc. Amended and Restated 2004 Long-Term Incentive Plan (as adjusted for 3 for 2 stock splits in September and December 2005 and for a 6 for 5 stock split in May 2006 and as amended by a vote of the shareholders on July 31, 2007, May 13, 2008 and May 5, 2009) (35)*

10.7.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(12)*

10.7.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(12)*

Exhibit
Number	Description
10.7.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(41)*

10.7.4	Form of Executive Stock Option Agreement with Forfeiture Provision(19)*

10.7.5	Form of Executive Restricted Stock Unit Award Agreement with Forfeiture Provision(41)*

10.8	Amended and Restated Independent Director Stock Compensation Plan(14)*

10.9	Form of Indemnification Agreement between the Company and Officers(12)

10.9.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(11)

10.10	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.10.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(7)*

10.10.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(10)*

10.10.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(11)*

10.10.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(20)*

10.10.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(37)*

10.11	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.11.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(7)*

10.11.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.11.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (11)*

10.11.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(20)*

10.11.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(37)*

10.12	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.12.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(7)*

10.12.2	Amendment No. 2 dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(9)*

10.12.3	Amendment No. 3 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(10)*

10.12.4	Amendment No. 4 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.12.5	Amendment No. 5 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(20)*

10.12.6	Amendment No. 6 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(37)*

10.13	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.14	Lease Agreement between Wireless Fulfillment Services, LLC and Harbour Properties, LLC, dated April 25, 2000(7)

10.15	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(17)

10.16	Lease Agreement between Wireless Fulfillment Services, LLC and Perpetual Trustee Company Limited, dated November 10, 2004(18)

10.17	Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto(28)*

10.17.1	Commitment Increase Agreement dated as of March 30, 2007 among Brightpoint, Inc. (and certain of its subsidiaries identified therein), the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as administrative agent(30)

10.17.2	First Amendment dated July 31, 2007 to Credit Agreement dated February 16, 2007 by and among the Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto. (32)

10.17.3	Third Amendment, dated March 12, 2009 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (39)

Exhibit
Number	Description
10.17.4	Fourth Amendment, dated November 23, 2010 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (45)

10.18	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Robert J. Laikin and Brightpoint, Inc.(22)*

10.19	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between J. Mark Howell and Brightpoint, Inc.(22)*

10.20	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Steven E. Fivel and Brightpoint, Inc.(22)*

10.21	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin(20)*

10.22	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell(20)*

10.23	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel(20)*

10.24	Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated as of November 9, 2006(29)*

10.24.1	Amendment No. 1 dated December 30, 2008 to Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated November 6, 2006(37)*

10.25	Amended and Restated Employment Agreement dated as of May 6, 2009 between the Company and Anthony Boor (21)*

10.25.1	Agreement for Supplemental Executive Retirement Benefit dated as of May 6, 2009 between the Company and Anthony Boor (21)*

10.26	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006(23)

10.27	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC(26)

10.28	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie(25)*

10.29	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie(25)*

10.30	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004(25)

10.31	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2003, as amended(25)

10.32	Escrow Agreement dated as of July 31, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S and American Stock Transfer and Trust Company, as escrow agent(32)

10.33	Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.33.1	Amendment No. 1 dated December 30, 2008 to Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (37)

10.34	Relocation Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.35	Employment Agreement dated November 1, 2008 between Brightpoint Australia Pty Ltd and Raymond Bruce Thomlinson (36)*

10.35.1	Amendment No. 1 dated as of January 4, 2010 to the Employment Agreement between Brightpoint Australia Pty Ltd. And Raymond Bruce Thomlinson (42)

10.36	Settlement Agreement, dated as of October 1, 2009, by and among Brightpoint, Inc., NC Telecom Holding A/S, Nordic Wholesale Services S.a.r.l., the beneficial owner of NC Holding, and Nordic Capital Fund VI (consisting of Nordic Capital VI Alpha, L.P., Nordic Capital VI Beta, L.P., Nordic Capital VI Limited, NC VI Limited and Nordic Industries Limited) (41)

10.37	Purchase Agreement, dated as of October 16, 2009, by and among Airtech Parkway, LLC a wholly-owned subsidiary of Brightpoint, Inc. and KPJV 501 Airtech Parkway, LLC (41)

10.38	Employment Agreement dated as of January 4, 2010 between the Company and Anurag Gupta (42)

10.39	Relocation Agreement dated as of January 4, 2010 between the Company and Anurag Gupta (42)

10.40	Agreement of Purchase and Sale, dated as of January 11, 2010 by and among Brightpoint, Inc. and Partner Escrow Holding A/S (43)

10.41	Partnership Interest Purchase Agreement dated December 10, 2010 by and among Brightpoint North America L.P., Touchstone Acquisition, LLC, Touchstone Wireless Repair and Logistics, LP, Touchstone Wireless Investment Partners, LLC, Image 1 Wireless, Inc., Striker Partners I, L.P., John Cowles, EW Investment, LP, David Lundberg, Jason Potter, David Edwards, Chris Hawk, Michael Ball, Keith Clark and David Hunter (44)

21	Subsidiaries(45)

23	Consent of Independent Registered Public Accounting Firm(45)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(45)

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002(45)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002(45)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(45)

99.1	Cautionary Statements(45)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.

(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.

(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.

(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(13)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(14)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004

(15)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004

(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed May 21, 2009

(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004

(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005

(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005

(21)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 8, 2009

(22)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 20, 2006

(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 15, 2006

(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2006

(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 21, 2007

(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 23, 2007

(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 5, 2007

(31)	Incorporated by reference to the applicable exhibit filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated June 20, 2007

(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 2, 2007

(33)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2007

(34)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on July 29, 2009

(35)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(36)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 21, 2008

(37)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 25, 2009

(38)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 9, 2009

(39)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on March 13, 2009

(40)	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009

(41)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 26, 2010

(42)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 8, 2010

(43)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

(44)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 13, 2010

(45)	Filed herewith

*	Denotes management compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.
By:	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer

Date: February 25, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Laikin Robert J. Laikin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Anthony W. Boor Anthony W. Boor	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2011

/s/ Vincent Donargo Vincent Donargo	Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ Eliza Hermann Eliza Hermann	Director	February 25, 2011

/s/ John F. Levy John F. Levy	Director	February 25, 2011

/s/ Cynthia L. Lucchese Cynthia L. Lucchese	Director	February 25, 2011

/s/ Marisa E. Pratt Marisa E. Pratt	Director	February 25, 2011

/s/ Thomas J. Ridge Thomas J. Ridge	Director	February 25, 2011

/s/ Richard W. Roedel Richard W. Roedel	Director	February 25, 2011

/s/ Jerre L. Stead Jerre L. Stead	Director	February 25, 2011

/s/ Kari- Pekka Wilska Kari-Pekka Wilska	Director	February 25, 2011

BRIGHTPOINT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C		Col. D	Col. E
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Description	of Period	Expenses	Accounts		Deductions	of Period
	(Amounts in thousands)
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$12,205	$1,851	$413	(1)	$(4,577)	$9,892
Included with liability accounts:
Restructuring reserves	6,032	7,367	—		(7,206)	6,193

Total	$18,237	$9,218	$413		$(11,783)	$16,085

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$11,217	$6,816	$—		$(5,828)	$12,205
Included with liability accounts:
Restructuring reserves	$8,193	15,523	—		(17,684)	6,032

Total	$19,410	$22,339	$—		$(23,512)	$18,237

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$17,157	$2,793	$—		$(8,733)	$11,217
Included with liability accounts:
Restructuring reserves	$4,064	13,904	16,033	(2)	(25,808)	8,193

Total	$21,221	$16,697	$16,033		$(34,541)	$19,410

(1)	Includes allowance for doubtful accounts assumed in the business combination of Touchstone and included in the allocation of the acquisition costs in accordance with Accounting Standards Codification (ASC) Section 805-20.

(2)	Includes additional liabilities recognized as liabilities assumed in the business combination of Dangaard Telecom in 2007 and included in the allocation of the acquisition costs (formerly in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination).