Form 10-Q
period 2011-03-31
BRIGHTPOINT INC
filed 2011-04-28
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
1-12845
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
The number of shares of Common Stock outstanding as of April 25, 2011: 68,194,235

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue
Distribution revenue	$984,653	$714,369
Logistic services revenue	130,227	80,918

Total revenue	1,114,880	795,287

Cost of revenue
Cost of distribution revenue	950,629	680,739
Cost of logistic services revenue	77,722	42,369

Total cost of revenue	1,028,351	723,108

Gross profit
Distribution gross profit	34,024	33,630
Logistic services gross profit	52,505	38,549

Total gross profit	86,529	72,179

Selling, general and administrative expenses	65,646	56,656
Amortization expense	5,792	3,894
Restructuring charge	385	1,130

Operating income from continuing operations	14,706	10,499

Interest, net	2,965	1,790
Other expense (income)	1,175	(239)

Income from continuing operations before income taxes	10,566	8,948

Income tax expense	2,559	4,222

Income from continuing operations	8,007	4,726

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	1,830	(3,342)
Gain (loss) on disposal of discontinued operations	(541)	65

Total discontinued operations, net of income taxes	1,289	(3,277)

Net income attributable to common shareholders	$9,296	$1,449

Earnings per share attributable to common shareholders — basic:
Income from continuing operations	$0.12	$0.07
Discontinued operations, net of income taxes	0.02	(0.05)

Net income	$0.14	$0.02

Earnings per share attributable to common shareholders — diluted:
Income from continuing operations	$0.11	$0.07
Discontinued operations, net of income taxes	0.02	(0.05)

Net income	$0.13	$0.02

Weighted average common shares outstanding:
Basic	67,453	70,680

Diluted	68,917	71,641

See accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,996	$41,658
Accounts receivable (less allowance for doubtful accounts of $9,501 in 2011 and $9,892 in 2010)	420,407	487,376
Inventories	374,896	311,804
Other current assets	59,864	75,068

Total current assets	882,163	915,906

Property and equipment, net	129,633	111,107
Goodwill	78,146	78,821
Other intangibles, net	121,164	122,122
Other assets	21,235	19,885

Total assets	$1,232,341	$1,247,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622,029	$744,995
Accrued expenses	121,943	140,191
Short-term borrowings	—	408

Total current liabilities	743,972	885,594

Long-term liabilities:
Lines of credit, long-term	196,441	90,000
Other long-term liabilities	25,649	27,894

Total long-term liabilities	222,090	117,894

Total liabilities	966,062	1,003,488

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 91,459 issued in 2011 and 90,354 issued in 2010	915	904
Additional paid-in-capital	647,944	641,895
Treasury stock, at cost, 23,222 shares in 2011 and 22,917 shares in 2010	(168,027)	(164,242)
Retained deficit	(246,678)	(255,974)
Accumulated other comprehensive income	32,125	21,770

Total shareholders’ equity	266,279	244,353

Total liabilities and shareholders’ equity	$1,232,341	$1,247,841

See accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities
Net income	$9,296	$1,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,280	9,565
Non-cash compensation	3,702	3,210
Restructuring charge	385	1,130
Change in deferred taxes	4,361	2,814
Other non-cash	752	1,741

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	77,537	47,476
Inventories	(53,655)	20,677
Other operating assets	11,016	4,853
Accounts payable and accrued expenses	(162,059)	(116,081)

Net cash used in operating activities	(97,385)	(23,166)

Investing activities
Capital expenditures	(22,830)	(4,442)
Acquisitions, net of cash acquired	(111)	—
Decrease in other assets	590	1,391

Net cash used in investing activities	(22,351)	(3,051)

Financing Activities
Net proceeds from lines of credit	105,369	30,190
Repayments on short-term financing	(407)	—
Deferred financing costs paid	(281)	—
Purchase of treasury stock	(3,778)	(61,331)
Excess (deficient) tax benefit from equity based compensation	1,983	(523)
Proceeds from common stock issuances under employee stock option plans	394	1,254

Net cash provided by (used in) financing activities	103,280	(30,410)

Effect of exchange rate changes on cash and cash equivalents	1,794	(342)

Net decrease in cash and cash equivalents	(14,662)	(56,969)
Cash and cash equivalents at beginning of period	41,658	81,050

Cash and cash equivalents at end of period	$26,996	$24,081

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
For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2010. As used herein, the terms “Brightpoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.
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

	Three Months Ended
	March 31,
	2011	2010

Income from continuing operations attributable to common shareholders	$8,007	$4,726

Discontinued operations, net of income taxes	1,289	(3,277)

Net income attributable to common shareholders	$9,296	$1,449

Earnings per share — basic:
Income from continuing operations attributable to common shareholders	$0.12	$0.07
Discontinued operations, net of income taxes	0.02	(0.05)

Net income attributable to common shareholders	$0.14	$0.02

Earnings per share — diluted:
Income from continuing operations attributable to common shareholders	$0.11	$0.07
Discontinued operations, net of income taxes	0.02	(0.05)

Net income attributable to common shareholders	$0.13	$0.02

Weighted average shares outstanding for basic earnings per share	67,453	70,680
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	1,464	961

Weighted average shares outstanding for diluted earnings per share	68,917	71,641

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASC update No. 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company). The adoption of ASC Update No. 2009-13 did not have a material impact on the Company’s consolidated financial statements.
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three months ended March 31, 2011 and 2010 are as follows (in thousands, net of tax):

	Three Months Ended
	March 31,
	2011	2010

Net income attributable to common shareholders	$9,296	$1,449
Unrealized gain on derivative instruments:
Net gain arising during period	852	594
Foreign currency translation:
Net gain (loss) arising during period	9,440	(5,122)
Reclassification adjustment for gains included in net income	63	1,192

Comprehensive income (loss)	$19,651	$(1,887)

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company held the following types of derivatives at March 31, 2011 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At March 31, 2011, a hedging relationship existed related to $40.0 million of the Company’s variable rate debt. These swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from April 1, 2011 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $0.3 million for the three months ended March 31, 2011.
The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized gain associated with the effective portion of these contracts included in other comprehensive income was approximately $0.6 million for the three months ended March 31, 2011, all of which is expected to be reclassified into earnings within the next 12 months.
The fair value of interest rate swaps in the Consolidated Balance Sheets is a liability of $1.6 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheets. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $2.1 million included in “Other current assets” in the Consolidated Balance Sheets as well as a liability of $0.5 million included in “Accrued expenses” in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts at March 31, 2011 and December 31, 2010, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at March 31, 2011 and December 31, 2010 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of March 31, 2011 and December 31, 2010, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	March 31, 2011	(Level 1)	(Level 2)

Financial instruments classified as assets
Forward foreign currency contracts	$2,122	$—	$2,122

Financial instruments classified as liabilities
Interest rate swaps	$1,607	$—	$1,607
Forward foreign currency contracts	467	—	467

	Balance at	Quoted prices in	Significant other
	December 31,	active markets	observable inputs
	2010	(Level 1)	(Level 2)

Financial instruments classified as assets
Forward foreign currency contracts	$2,893	$—	$2,893

Financial instruments classified as liabilities
Interest rate swaps	$2,046	$—	$2,046
Forward foreign currency contracts	1,702	—	1,702
2. Restructuring
The restructuring reserve balance for continuing operations as of December 31, 2010 was $6.1 million, primarily made up of lease termination and severance charges related to the Company’s centralization and consolidation of services in its Europe, Middle East and Africa (EMEA) division. Reserve activity for the three months ended March 31, 2011 for continuing operations is as follows (in thousands):

		Lease	Asset
	Employee	Termination	Impairment
	Terminations	Costs	Charges	Total

Balance at December 31, 2010	$3,494	$2,590	$—	$6,084

Restructuring charge	183	116	86	385
Cash usage	(895)	(2,188)	(86)	(3,169)
Foreign currency translation	157	50	—	207

Balance at March 31, 2011	$2,939	$568	$—	$3,507

Restructuring charge was $0.4 million for the three months ended March 31, 2011. The restructuring charge consists of the following:
•	$0.4 million of severance charges for workforce reduction in connection to continued global entity consolidation and rationalization.

•	$0.2 million of charges related to the termination of operating leases and the impairment of equipment related to the consolidation of warehouse facilities in the EMEA division.

•	$0.2 million reversal of severance charges related to the settlement of a dispute with a former employee in EMEA.
The Company continues its efforts to optimize the operating and financial structure of its EMEA division that it expects will result in additional opportunities to improve financial performance in this region. A main strategic component of this plan revolves around consolidating our current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The first Center of Excellence, located in the Nordic region, began operations during the first quarter of 2011. A second facility has been selected in Slovakia and the existing facility will be retrofitted. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA region into a Shared Services Center. Both of these initiatives could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.

3. Acquisitions
On December 23, 2010 the Company completed the acquisition of the U.S. based company Touchstone Wireless Repair and Logistics, L.P. (Touchstone) for $75.7 million, net of cash acquired, funded from the Global Credit Facility. Results of operations related to the acquisition are included in the consolidated results of operations, within the Company’s Americas operating segment, beginning on December 24, 2010. The allocation of the purchase price was based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming the acquisition discussed above took place at the beginning of each period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

	Three months ended
	March 31,
	2011	2010

Revenue	$1,114,880	$819,948
Income from continuing operations	8,007	3,449
Net income	9,296	172
Income from continuing operations per share — diluted	$0.11	$0.05

March 31, 2010	Touchstone	Brightpoint	Adjustments	Note	Consolidated
Revenue	$26,192	$795,287	$(1,531)	(1)	$819,948
Income from continuing operations	277	4,726	(1,554)	(2)	3,449
Net income	277	1,449	(1,554)	(2)	172

Weighted average shares outstanding — diluted		71,641			71,641

Income from continuing operations per share — diluted		$0.07			$0.05
Pro-forma adjustments
(1)	To reclassify the cost of revenue that was historically presented by Touchstone on a gross basis to a net basis to conform to Accounting Standards Codification 605-45, Revenue Recognition Principal Agent Consideration and Brightpoint accounting policy.

(2)	To record the following:
•	amortization of the finite-lived intangible assets recorded as a result of the acquisition of Touchstone,

•	interest expense on borrowings used to finance the Touchstone acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.
During the first quarter of 2011 the Company made adjustments that decreased the purchase price by $0.7 million, due to net working capital adjustments of $1.6 million offset by a $0.5 million reduction in the valuation of the finite-lived intangibles that were assigned to customer relationships, original equipment manufacturer (OEM) certifications, and internally developed software, and a $0.4 million reduction in the valuation of fixed assets. The Company has finalized its purchase price allocation and does not anticipate additional significant adjustments to the purchase price allocation.

On March 20, 2011, AT&T announced that it intends to acquire T-Mobile USA, Inc. (T-Mobile). T-Mobile is a significant reverse logistics and repair services customer of Touchstone. This acquisition is subject to regulatory approval, which could take 12 months or longer to complete. Should this acquisition be completed, the finite-lived intangible asset assigned to the $26.7 million of customer relationships obtained and the $23.4 million of goodwill acquired with the purchase of Touchstone might be subject to accelerated amortization (intangible assets) and evaluation for impairment (intangible asset and goodwill), which could negatively impact the Company’s operating results.
On March 23, 2011, the Company completed the acquisition of C2O Mobile Pte. Ltd. and C2O Corporation Pte. Ltd. (C2O) for $0.5 million plus the value of inventory and certain fixed assets as of the closing date. In addition the Company agreed to contingent cash earn-out payments based upon certain operating performance measures which may be payable on the first, second, and third anniversary of closing. The total earn out payments, including the $0.5 million initial payment, shall in no event exceed $1.7 million.
4. Income Taxes
Income tax expense was $2.6 million for the three months ended March 31, 2011 compared to $4.2 million for the same period in the prior year.
Income tax expense for the three months ended March 31, 2011 included $0.4 million of income tax benefit related to the reversal of valuation allowances on certain tax assets and foreign tax credits that are expected to be utilized in the U.S.
Excluding these benefits, the effective income tax rate for the three months ended March 31, 2011 was 28.2%.
5. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Discontinued operations for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Gain (loss) from discontinued operations before income taxes (1)	$1,830	$(3,342)
Income tax expense (benefit)	—	—

Gain (loss) from discontinued operations	$1,830	$(3,342)
Gain (loss) on disposal from discontinued operations (2)	(541)	65

Total discontinued operations, net of income taxes	$1,289	$(3,277)

(1)	Gain from discontinued operations before income taxes for the three months ended March 31, 2011 primarily relates to the liquidation of the Company’s discontinued France operation. The Company abandoned its France operation in the third quarter of 2009.

(2)	Gain (loss) on disposal of discontinued operations for the three months ended March 31, 2011 and 2010 primarily relates to cumulative currency translation adjustments.

6. Borrowings
At March 31, 2011, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of March 31, 2011 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Credit Facility	450,000	159,725	1,246	289,029
Other	46,500	36,716	—	9,784

Total	$496,500	$196,441	$1,246	$298,813

The Company had $2.8 million of guarantees that do not impact the Company’s net availability.
Additional details on the above available borrowings are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
7. Guarantees
Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.
The Company has issued certain guarantees on behalf of its subsidiaries and affiliates with regard to lines of credit. The nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Company has entered into indemnification agreements with its officers and directors, to the extent permitted by law, pursuant to which the Company has agreed to reimburse its officers and directors for legal expenses in the event of certain litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. The Company has a directors and officers insurance policy that might, in certain instances, mitigate the potential liability and payments.
8. Operating Segments
The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the provision of logistic services and/or the distribution of wireless devices and accessories. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three months ended March 31, 2011 and 2010:

				Corporate and
	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

2011:
Distribution revenue	$128,467	$370,906	$485,280	$—	$984,653
Logistic services revenue	95,615	11,363	23,249	—	130,227

Total revenue from external customers	$224,082	$382,269	$508,529	$—	$1,114,880

Income (loss) from continuing operations before income taxes	$16,571	$4,655	$(879)	$(9,781)	$10,566
Depreciation and amortization	5,378	607	4,838	457	11,280
Capital expenditures	15,778	284	4,328	2,440	22,830

2010:
Distribution revenue	$99,906	$231,780	$382,683	$—	$714,369
Logistic services revenue	55,788	7,801	17,329	—	80,918

Total revenue from external customers	$155,694	$239,581	$400,012	$—	$795,287

Income (loss) from continuing operations before income taxes	$12,607	$5,105	$777	$(9,541)	$8,948
Depreciation and amortization	2,752	555	5,816	442	9,565
Capital expenditures	1,392	90	2,554	406	4,442
Additional segment information is as follows (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Total segment assets:
Americas	$372,604	$369,345
Asia-Pacific	271,145	239,454
EMEA	577,693	623,309
Corporate	10,899	15,733

	$1,232,341	$1,247,841

9. Accounts Receivable Factoring
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
A new factoring agreement in Germany was signed in December 2010 allowing up to approximately $30.0 million in factored receivables, which is subject to the $150 million factoring allowance in the Company’s Credit Agreement noted above.
At March 31, 2011, the Company had sold $40.5 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At March 31, 2010, the Company had sold

$0.1 million of accounts receivable under the factoring agreement in Spain. Fees paid pursuant to these agreements were immaterial for the three months ended March 31, 2011 and 2010.
10. Legal Proceedings and Contingencies
LN Eurocom
On September 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.5 million as of March 31, 2011). Smartphone disputes this claim and intends to vigorously defend this matter.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities have claimed $2.7 million. Dangaard Telecom Norway AS Group has disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.5 million as of March 31, 2011). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway appealed the decision and on March 4, 2011, the appeal court ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway has filed another appeal of this determination by the initiation of court proceedings to a higher authority. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted).
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
11. Subsequent Events
On April 19, 2011, the Company completed its investment in the U.S.-based company Intcomex, Inc. (Intcomex). Intcomex is a leading IT distributor focused solely on Latin America and the Caribbean. Under this agreement, the Company invested $15.0 million, subject to working capital adjustments, and contributed its Colombia and Guatemala operations and certain of its Latin America operations excluding certain legacy business in Puerto Rico, for an approximate 23% share of the outstanding common stock of Intcomex. The Company also holds a seat on the Intcomex Board of Directors. The investment is an equity method investment and the Company’s future share of earnings (losses) in Intcomex will be recorded below operating income in the consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND RECENT DEVELOPMENTS
This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting estimates, the estimates we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2010, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2010.
Brightpoint, Inc. is a global leader in providing supply chain solutions to leading stakeholders in the wireless industry. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, reverse logistics and repair services, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.
Consolidated revenue was $1.1 billion and wireless devices handed were 27.2 million for the three months ended March 31, 2011, an increase of 40% and 21% compared to the same period in prior year. The increase was primarily driven by growth in our distribution business due to the increased demand for smartphones, the increase in revenue generated from sales of devices with higher average selling prices, and general increased availability of product compared to what was experienced in the prior year. Total revenue increased 4% compared to the same period in prior year as a result of the revenue generated by Touchstone. Foreign currency fluctuations had a favorable impact on revenue of $13.2 million for the three months ended March 31, 2011 compared to the same period in prior year.
On February 17, 2011, we completed the purchase of a 264,000 square foot facility in Reno, Nevada for $11.7 million plus closing costs. The purchase was financed using availability on our Global Credit Facility.
On March 20, 2011, AT&T announced that it intends to acquire T-Mobile USA, Inc. (T-Mobile). T-Mobile is a significant logistic services customer of our North America operations and is a significant reverse logistics and repair services customer of Touchstone. This acquisition is subject to regulatory approval, which could take 12 months or longer to complete. Should this acquisition be completed, our operating results might be negatively impacted. Additionally, the finite-lived intangible asset assigned to the $26.7 million of customer relationships obtained and the $23.4 million of goodwill acquired with the purchase of Touchstone might be subject to accelerated amortization of intangible assets and evaluation for impairment of intangible assets and goodwill, which could also negatively impact our operating results.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended March 31,
		% of		% of
	2011	Total	2010	Total	Change
		(Amounts in 000s)
Distribution revenue
Americas	$128,467	13%	$99,906	14%	29%
Asia-Pacific	370,906	38%	231,780	32%	60%
EMEA	485,280	49%	382,683	54%	27%

Total	$984,653	100%	$714,369	100%	38%

Logistic services revenue
Americas	$95,615	73%	$55,788	69%	71%
Asia-Pacific	11,363	9%	7,801	10%	46%
EMEA	23,249	18%	17,329	21%	34%

Total	$130,227	100%	$80,918	100%	61%

Total revenue
Americas	$224,082	20%	$155,694	20%	44%
Asia-Pacific	382,269	34%	239,581	30%	60%
EMEA	508,529	46%	400,012	50%	27%

Total	$1,114,880	100%	$795,287	100%	40%

	Three Months Ended March 31,
		% of		% of
	2011	Total	2010	Total	Change
		(Amounts in 000s)
Wireless devices sold through distribution
Americas	709	15%	636	14%	11%
Asia-Pacific	1,360	28%	1,475	33%	(8%)
EMEA	2,742	57%	2,394	53%	15%

Total	4,811	100%	4,505	100%	7%

Wireless devices handled through logistic services
Americas	18,778	84%	15,638	87%	20%
Asia-Pacific	1,164	5%	686	4%	70%
EMEA	2,490	11%	1,675	9%	49%

Total	22,432	100%	17,999	100%	25%

Total wireless devices handled
Americas	19,487	72%	16,274	72%	20%
Asia-Pacific	2,524	9%	2,161	10%	17%
EMEA	5,232	19%	4,069	18%	29%

Total	27,243	100%	22,504	100%	21%

The following table presents the percentage changes in revenue for the three months ended March 31, 2011 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, foreign currency, and acquisitions.

	2011 Percentage Change in Revenue vs. 2010
			Non-
	Wireless		handset			Total
	devices	Average	based			Percentage
	handled	Selling	revenue	Foreign	Acquisitions	Change in
	(1)	Price (2)	(3)	Currency	(4)	Revenue

Three months ended March 31, 2011:
Distribution	10%	27%	(1%)	2%	0%	38%
Logistic services	11%	(1%)	13%	1%	37%	61%
Total	10%	24%	1%	1%	4%	40%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.

(4)	Acquisitions represents the percentage change in revenue from the incremental revenue generated from the acquisition of Touchstone on December 23, 2010.
The increase in wireless devices sold through distribution for the three months ended March 31, 2011 was primarily driven by an increase in wireless devices sold in EMEA due to improved availability of higher-end devices compared to the prior year, partially offset by a decline in wireless devices sold in the Asia-Pacific region due to a shift in business model and key supplier relationships. The increase in distribution average selling price was due to a higher mix of smartphones sold in all three regions. The mix of smartphones sold through distribution increased from 34% of the total wireless devices sold for the three months ended March 31, 2010 to 54% of the total wireless devices sold for the three months ended March 31, 2011.
Logistic services revenue increased 37% for the three months ended March 31, 2011 compared to the same period in the prior year due to the revenue generated from Touchstone. Excluding the impact of Touchstone, logistic services revenue increased approximately 24% primarily due to the increase in wireless devices handled and an increase in non-handset based revenue.
The increase in wireless devices handled through logistic services for the three months ended March 31, 2011 was primarily driven by increased services provided to existing customers and the addition of new customers in our North America operation, expanded services at our Sweden operation, and an increase in units handled in Australia as a result of the consolidation of our primary customer and another mobile operator.
The increase in non-handset based logistic services revenue for the three months ended March 31, 2011 was primarily due to increased volumes for non-handset based logistic services performed in our North America operation compared to the same period in prior year as well as the ramp up of a new accessories fulfillment program for a wireless device manufacturer in EMEA.
Gross Profit and Gross Margin

	Three Months Ended March 31,
		% of		% of
	2011	Total	2010	Total	Change
		(Amounts in 000s)
Distribution	$34,024	39%	$33,630	47%	1%
Logistic services	52,505	61%	38,549	53%	36%

Gross profit	$86,529	100%	$72,179	100%	20%

Distribution	3.5%		4.7%		(1.2) points
Logistic services	40.3%		47.6%		(7.3) points
Gross margin	7.8%		9.1%		(1.3) points
The 1.3 percentage point decrease in gross margin for the three months ended March 31, 2011 compared to the same period in the prior year was driven by a 7.3 percentage point decrease in gross margin from our logistic services business and a 1.2 percentage point decrease in gross margin from our distribution business. The decrease in total gross margin was partially offset by a higher mix of logistics revenue compared to the same period in prior year, which increases total gross margin.
The increase in gross profit and the decrease in gross margin from logistic services for the three months ended March 31, 2011 were primarily due to Touchstone, which has a lower gross margin profile primarily due to a lower gross margin earned on spare parts used in repair services. Excluding the impact of Touchstone, logistic services gross margin was 45.0%. The decrease in logistic services gross margin excluding Touchstone was due to higher costs related to the implementation of a new accessories fulfillment program in EMEA and an increase in labor intensive services for our largest customer in Australia.
The decrease in gross margin from distribution for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to a decrease in distribution gross margin in the EMEA region, a change in business model in our Southeast Asia operation as well as a higher mix of business from this lower margin operation. The decrease in distribution gross margin in EMEA was due to a proactive decision to sell inventory at lower gross margins for a variety of reasons, including lowering inventory levels of particular handset models in anticipation of program launches in the second quarter, competing in an over-stocked marketplace, and anticipating new pricing in the second quarter from certain manufacturers. As a result of this decision, we were able to gain additional market share in EMEA as shown by the 29% unit growth compared to the first quarter of 2010 in the region.
Our Southeast Asia business model has shifted from selling lower priced handsets with slightly higher gross margin to higher priced smartphones with lower gross margins. This shift in business model as well as a higher mix of business from this operation compared to the same period in the prior year represented 0.6 percentage points of the decrease of distribution gross margin from prior year. However, this new business model generated a higher gross profit per unit for the three months ended March 31, 2011 compared to the same period in the prior year and continues to generate a higher return on invested capital (ROIC) and a lower cash conversion cycle than our distribution business in other regions. We expect the shift in the Southeast Asia business model to continue to generate a lower distribution gross margin, higher gross profit per device and a higher ROIC in the future than our other operations.

Selling General and Administrative (SG&A) Expenses

	Three Months Ended
	March 31,
	2011	2010	Change
	(Amounts in 000s)
SG&A expenses	$65,646	$56,656	(16%)
The increase in SG&A expenses for the three months ended March 31, 2011 compared to the same period in the prior year was partially attributed to incremental SG&A expense of Touchstone, which represented $3.0 million of the increase. The remaining increase was due to $1.2 million of foreign currency fluctuations as well as an increase in personnel expense, professional fees and other costs to support certain global initiatives. SG&A expenses for the three months ended March 31, 2011 included the recovery of $0.9 million of costs related to the settlement of a previously impaired asset from a vendor.
SG&A expenses included $3.7 million of non-cash stock based compensation expense for the three months ended March 31, 2011 compared to $3.2 million for the same period in the prior year. In the first quarter of the prior year, we incurred an incremental $1.5 million of additional stock based compensation expense as a result of discretionary awards of restricted stock units granted by our Board of Directors during the first quarter of 2010. The first tranche of these awards vested on the grant date. The increase in non-cash stock based compensation compared to the same period in the prior year was primarily due to the vesting of the additional discretionary awards awarded in the prior year as well as an incremental $0.8 million of additional stock based compensation expense related to the resignation of an executive that was effective March 1, 2011.
Amortization Expense
Amortization expense was $5.8 million for the three months ended March 31, 2011 compared to $3.9 million for the same period in the prior year. The increase in amortization expense for the three months ended March 31, 2011 compared to the same period in the prior year is primarily due to the amortization of finite-lived intangible assets acquired in the purchase of Touchstone in December 2010.
Restructuring Charge
Restructuring charge was $0.4 million for the three months ended March 31, 2011. The restructuring charge primarily consists of $0.6 million of severance and lease termination charges in connection with continued global entity consolidation and rationalization related to the implementation of Centers of Excellence and a Shared Services Center in the EMEA region, netted against $0.2 million reversal of severance charges related to the settlement of a dispute with a former employee. The continued optimization of our facilities might result in future restructuring charges.
Restructuring charge was $1.1 million for the three months ended March 31, 2010. The restructuring charge primarily consists of severance charges in connection with continued global entity consolidation and rationalization.

Operating Income from Continuing Operations

	Three Months Ended March 31,
		% of		% of
	2011	Total	2010	Total	Change
		(Amounts in 000s)
Americas	$17,748	121%	$13,218	126%	34%
Asia-Pacific	5,809	40%	5,669	54%	2%
EMEA	3,726	25%	2,180	21%	71%
Corporate	(12,577)	(86%)	(10,568)	(101%)	19%

Total	$14,706	100%	$10,499	100%	40%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended
	March 31,
	2011	2010	Change

Americas	7.9%	8.5%	(0.6) points
Asia-Pacific	1.5%	2.4%	(0.9) points
EMEA	0.7%	0.5%	0.2 points
Total	1.3%	1.3%	—
Operating income in our Americas division increased $4.5 million for the three months ended March 31, 2011, partially attributed to the incremental operating income from Touchstone as well as increased logistic services gross profit. The decrease in operating income as a percent of revenue of 0.6 percentage points for the three months ended March 31, 2011 was driven by a decrease in gross margin due to a shift in mix of devices sold through the distribution business.
Operating income in our Asia-Pacific division increased $0.1 million for the three months ended March 31, 2011 due to increased business with our largest customer at our Australia and New Zealand entities. This increase was partially offset by a decrease in gross margin at our Southeast Asia operations due to a higher mix of lower margin business as a result of a change in the business model in those operations. Operating income decreased 0.9 percentage points as a percent of revenue for the three months ended March 31, 2011 due to the change in the business model in Southeast Asia to a higher mix of devices with higher average selling prices, higher gross profit per device and lower gross margins.
Operating income in our EMEA division increased $1.5 million and 0.2 percentage points as a percent of revenue for the three months ended March 31, 2011. The increase is primarily due to incremental gross profit for a new accessories fulfillment program as well as a reduction of restructuring charges compared to the same period in the prior year.
Operating loss from our corporate function increased $2.0 million for the three months ended March 31, 2011 due to an increase in professional fees and an increase in stock compensation expense for the acceleration of equity compensation expense related to the resignation of an executive that was effective March 1, 2011. These increases were partially offset by the recovery of $0.9 million of costs related to the settlement for a previously impaired asset.

Interest, net
The components of interest, net are as follows:

	Three Months Ended
	March 31,
	2011	2010	Change
	(Amounts in 000s)
Interest expense	$3,310	$2,162	(53%)

Interest income	(345)	(372)	(7%)

Interest, net	$2,965	$1,790	(66%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The increase in interest expense for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to an increase of borrowings on our Global Credit Facility and an increase in the interest rate on the credit facility of approximately 1.5% as a result of the amendment to the Global Credit Facility completed in the fourth quarter of 2010. Average daily debt was $325.1 million for the three months ended March 31, 2011 compared to $218.6 million for the same period in prior year. Average daily debt for the three months ended March 31, 2011 includes the impact of the purchase of Touchstone for $75.7 million, net of cash acquired, in December 2010, the purchase of a facility in Plainfield, Indiana for $18.4 million in December 2010, the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an increase in capital expenditures compared to the first quarter of prior year as well as increased working capital requirements for the increased volume in our distribution business.
Other Expense
Other expense was $1.2 million for the three months ended March 31, 2011 compared to other income of $0.2 million for the same period in the prior year. The increase in other expense for the three months ended March 31, 2011 compared to the same period in the prior year was due to an increase in foreign currency losses.
Income Tax Expense

	Three Months Ended
	March 31,
	2011	2010	Change
	(Amounts in 000s)
Income tax expense	$2,559	$4,222	39%
Effective tax rate	24.2%	47.2%	23.0 points
Income tax expense was $2.6 million for the three months ended March 31, 2011 compared to $4.2 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2011 included $0.4 million of income tax benefit related to the reversal of valuation allowances on certain tax assets and foreign tax credits that are expected to be utilized in the U.S. Income tax expense for the three months ended March 31, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer expected to be utilized as well as $0.9 million of other income tax expense related to income tax return to provision adjustments.

Excluding these benefits and charges, the effective income tax rate for the three months ended March 31, 2011 and 2010 was 28.2% and 28.5%.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of our Italy business to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Italy business in the first quarter of 2010. Details of discontinued operations for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Gain (loss) from discontinued operations before income taxes (1)	$1,830	$(3,342)
Income tax expense (benefit)	—	—

Gain (loss) from discontinued operations	$1,830	$(3,342)

Gain (loss) on disposal from discontinued operations (2)	(541)	65

Total discontinued operations, net of income taxes	$1,289	$(3,277)

(1)	Gain from discontinued operations before income taxes for the three months ended March 31, 2011 primarily relates to the liquidation of our discontinued France operation. We abandoned our France operation in the third quarter of 2009.

(2)	Gain (loss) on disposal of discontinued operations for the three months ended March 31, 2011 and 2010 primarily relates to cumulative currency translation adjustments.
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

	March 31,	December 31,
(Amounts in 000s)	2011	2010	% Change

Unrestricted cash	$26,276	$41,103	(36%)
Unused borrowing availability	298,813	405,588	(26%)

Liquidity	$325,089	$446,691	(27%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $36.6 million remaining for potential share repurchases under our previously announced $130 million share repurchase program and investment opportunities for the remainder of 2011. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.

Total liquidity decreased by $121.6 million during the three months ended March 31, 2011, partially due to a high accounts payable balance at year end as one of our key global vendors experienced invoicing issues during the fourth quarter of 2010. Liquidity would have been $53.0 million lower at December 31, 2010 had these invoicing issues not occurred. The remainder of the decrease in liquidity was due to an increase in working capital requirements for the increased volume in our distribution business and to support an increase in inventory caused by an increase in product availability during the first quarter of 2011.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Three Months Ended
	March 31,
	2011	2010	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(97,385)	$(23,166)	$(74,219)
Investing activities	(22,351)	(3,051)	(19,300)
Financing activities	103,280	(30,410)	133,690
Effect of exchange rate changes on cash and cash equivalents	1,794	(342)	2,136

Net increase (decrease) in cash and cash equivalents	$(14,662)	$(56,969)	$42,307

Net cash used in operating activities was $97.4 million for the three months ended March 31, 2011 compared to net cash used in operating activities of $23.2 million for the same period in the prior year. During the fourth quarter of 2010, one of our key global vendors experienced invoicing issues, which caused an unusually high accounts payable balance at year end. These invoices were paid in January 2011. Net cash used in operating activities would have been approximately $53.0 million lower for the three months ended March 31, 2011 had these invoicing issues not have occurred. Excluding the impact of the invoicing issues noted above, net cash used in operating activities would have increased $21.2 million compared to the prior year primarily due to a $31.1 million increase in working capital requirements to support volume increases in our distribution business compared to the same period in the prior year.
Net cash used for investing activities was $22.4 million for the three months ended March 31, 2011 compared to $3.1 million for the same period in the prior year. Net cash used for investing activities for the three months ended March 31, 2011 includes the purchase of a facility in Reno, Nevada for $11.7 million plus closing costs. The remaining portion of net cash used for investing activities primarily relates to other capital expenditures.
Net cash provided by financing activities was $103.3 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $30.4 million for the same period in the prior year. The change is primarily due to an increase in net debt borrowings of $74.8 million as well as a decrease in treasury stock repurchases of $57.6 million compared to the same period in prior year.
Cash Conversion Cycle
A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

	Three Months Ended
	March 31,	March 31,	December 31,
	2011	2010	2010

Days sales outstanding in accounts receivable	25	25	29
Days inventory on-hand	32	23	26
Days payable outstanding	(48)	(37)	(57)

Cash Conversion Cycle Days	9	11	(2)

For the three months ended March 31, 2011, the cash conversion cycle decreased 2 days compared to the same period in the prior year. Days payable outstanding for the three months ended March 31, 2011 increased 11 days. This increase was partially offset by an increase in days inventory on-hand by 9 days. The increase in days inventory on-hand was primarily due to a large quantity of inventory received during the first quarter from a key vendor in Southeast Asia in preparation for second quarter promotional activity and the receipt of inventory that had previously been delayed due to supply constraints. The increase in days payable outstanding compared to the first quarter of 2011 was primarily due to temporary extended payment terms on the above mentioned inventory received during the first quarter.
Borrowings
The table below summarizes the borrowing capacity that was available to us as of March 31, 2011 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Credit Facility	450,000	159,725	1,246	289,029
Other	46,500	36,716	—	9,784

Total	$496,500	$196,441	$1,246	$298,813

We had $2.8 million of guarantees that do not impact our net availability. Average daily debt outstanding was approximately $325.1 million for the three months ended March 31, 2011, which includes the impact of the purchase of Touchstone Wireless in December 2010 for $75.7 million, net of cash acquired, the purchase of a facility in Plainfield, Indiana for $18.4 million in December 2010, the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an increase in capital expenditures as well as increased working capital requirements for the increased volume in our distribution business.
At March 31, 2011 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month consolidated cash flow divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

	Global Credit Facility	Company ratio at
Ratio	covenant	March 31, 2011

Maximum leverage ratio	Not to exceed 3.0:1.0	1.5:1.0

Fixed charge coverage ratio	Not below 2.0:1.0	4.3:1.0
We believe that we will continue to be in compliance with our debt covenants for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. For more information on legal proceedings, see Note 10 Legal Proceedings and Contingencies, in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Dollar
			Total Number of	Value of Shares
			Shares purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs
January 1, 2011 — January 31, 2011	—	—	—	$36,608,398
February 1, 2011 — February 28, 2011	1,634 (1)	$12.61	—	$36,608,398
March 1, 2011 — March 31, 2011	—	—	—	$36,608,398
Total	1,634	$12.61	—	$36,608,398

(1)	Represents shares surrendered to the Company to pay withholding taxes due upon vesting of restricted stock awards.
As of March 31, 2011, there is approximately $36.6 million of availability remaining under the previously announced share repurchase program that allows for share repurchases of up to $130 million. The share repurchase program expires on December 31, 2012.
We did not repurchase any shares of common stock under the share repurchase program during the first quarter of 2011. As of March 31, 2011, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010.

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Separation and General Release Agreement between the Company and Steven E. Fivel effective February 28, 2011. (1)

10.2	Consulting Agreement between the Company and Steven E. Fivel effective February 28, 2011. (1)

10.3	Employment Agreement dated January 17, 2011 between the Company and Craig M. Carpenter. (1)

10.4	Purchase Agreement by and among Intcomex, Inc., Intcomex Colombia LTDA., Intcomex de Guatemala, S.A., Brightpoint, Inc., Brightpoint Latin America, Inc. and Brightpoint International Ltd. dated March 16, 2011. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Cautionary Statements (2)

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 19, 2011.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: April 28, 2011	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2011	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 28, 2011	/s/ Vincent Donargo
Vincent Donargo
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)