Form 10-Q
period 2011-06-30
BRIGHTPOINT INC
filed 2011-07-28
CIK 918946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
1-12845
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock outstanding as of July 25, 2011: 68,194,235

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Brightpoint, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue
Distribution revenue	$1,091,985	$713,079	$2,076,638	$1,427,448
Logistic services revenue	142,929	75,541	273,156	156,458

Total revenue	1,234,914	788,620	2,349,794	1,583,906

Cost of revenue
Cost of distribution revenue	1,050,405	679,235	2,001,034	1,359,974
Cost of logistic services revenue	91,382	38,385	169,104	80,754

Total cost of revenue	1,141,787	717,620	2,170,138	1,440,728

Gross profit
Distribution gross profit	41,580	33,844	75,604	67,474
Logistic services gross profit	51,547	37,156	104,052	75,704

Total gross profit	93,127	71,000	179,656	143,178

Selling, general and administrative expenses	69,462	53,697	135,109	110,353
Amortization expense	6,040	3,631	11,832	7,524
Restructuring charge	3,784	704	4,169	1,834

Operating income from continuing operations	13,841	12,968	28,546	23,467

Interest, net	4,360	1,906	7,325	3,696
Gain on investment in Intcomex, Inc.	(3,038)	—	(3,038)	—
Other expense (income)	220	(137)	1,394	(376)

Income from continuing operations before income taxes	12,299	11,199	22,865	20,147

Income tax expense	533	3,930	3,092	8,152

Income from continuing operations	11,766	7,269	19,773	11,995

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(860)	(5,112)	970	(8,455)
Gain (loss) on disposal of discontinued operations	(232)	835	(773)	900

Total discontinued operations, net of income taxes	(1,092)	(4,277)	197	(7,555)

Net income attributable to common shareholders	$10,674	$2,992	$19,970	$4,440

Earnings per share attributable to common shareholders — basic:
Income from continuing operations	$0.18	$0.10	$0.30	$0.17
Discontinued operations, net of income taxes	(0.02)	(0.06)	—	(0.11)

Net income	$0.16	$0.04	$0.30	$0.06

Earnings per share attributable to common shareholders - diluted:
Income from continuing operations	$0.18	$0.10	$0.29	$0.17
Discontinued operations, net of income taxes	(0.02)	(0.06)	—	(0.11)

Net income	$0.16	$0.04	$0.29	$0.06

Weighted average common shares outstanding:
Basic	67,833	69,662	67,644	70,168

Diluted	68,682	70,432	68,952	71,159

see accompanying notes

Brightpoint, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,816	$41,658
Accounts receivable (less allowance for doubtful accounts of $9,460 in 2011 and $9,892 in 2010)	457,299	487,376
Inventories	344,958	311,804
Other current assets	58,378	75,068

Total current assets	884,451	915,906

Property and equipment, net	138,508	111,107
Goodwill	77,546	78,821
Other intangibles, net	117,252	122,122
Other assets	40,688	19,885

Total assets	$1,258,445	$1,247,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$655,656	$744,995
Accrued expenses	149,283	140,191
Lines of credit and other short-term borrowings	3,747	408

Total current liabilities	808,686	885,594

Long-term liabilities:
Lines of credit, long-term	141,460	90,000
Other long-term liabilities	25,549	27,894

Total long-term liabilities	167,009	117,894

Total liabilities	975,695	1,003,488

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 91,459 issued in 2011 and 90,354 issued in 2010	915	904
Additional paid-in-capital	650,687	641,895
Treasury stock, at cost, 23,222 shares in 2011 and 22,917 shares in 2010	(168,020)	(164,242)
Retained deficit	(236,004)	(255,974)
Accumulated other comprehensive income	35,172	21,770

Total shareholders’ equity	282,750	244,353

Total liabilities and shareholders’ equity	$1,258,445	$1,247,841

see accompanying notes

Brightpoint, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$19,970	$4,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,789	17,491
Non-cash compensation	6,416	5,577
Restructuring charge	4,169	1,834
Change in deferred taxes	3,410	2,670
Gain on investment in Intcomex, Inc.	(3,038)	—
Other non-cash	616	1,114

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	47,874	45,778
Inventories	(25,414)	18,313
Other operating assets	15,411	1,590
Accounts payable and accrued expenses	(111,249)	(117,487)

Net cash used in operating activities	(19,046)	(18,680)

Investing activities
Capital expenditures	(37,725)	(9,686)
Acquisitions, net of cash acquired	(16,420)	—
Decrease (increase) in other assets	(518)	292

Net cash used in investing activities	(54,663)	(9,394)

Financing Activities
Net proceeds from lines of credit	55,019	32,535
Repayments on short-term financing	(407)	—
Deferred financing costs paid	(297)	—
Purchase of treasury stock	(3,778)	(63,487)
Excess (deficient) tax benefit from equity based compensation	1,992	(518)
Proceeds from common stock issuances under employee stock option plans	394	1,291

Net cash provided by (used in) financing activities	52,923	(30,179)

Effect of exchange rate changes on cash and cash equivalents	2,944	(4,912)

Net decrease in cash and cash equivalents	(17,842)	(63,165)
Cash and cash equivalents at beginning of period	41,658	81,050

Cash and cash equivalents at end of period	$23,816	$17,885

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income from continuing operations attributable to common shareholders	$11,766	$7,269	$19,773	$11,995

Discontinued operations, net of income taxes	(1,092)	(4,277)	197	(7,555)

Net income attributable to common shareholders	$10,674	$2,992	$19,970	$4,440

Earnings per share — basic:
Income from continuing operations attributable to common shareholders	$0.18	$0.10	$0.30	$0.17

Discontinued operations, net of income taxes	(0.02)	(0.06)	—	(0.11)

Net income attributable to common shareholders	$0.16	$0.04	$0.30	$0.06

Earnings per share — diluted:
Income from continuing operations attributable to common shareholders	$0.18	$0.10	$0.29	$0.17

Discontinued operations, net of income taxes	(0.02)	(0.06)	—	(0.11)

Net income attributable to common shareholders	$0.16	$0.04	$0.29	$0.06

Weighted average shares outstanding for basic earnings per share	67,833	69,662	67,644	70,168
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	849	770	1,308	991

Weighted average shares outstanding for diluted earnings per share	68,682	70,432	68,952	71,159

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASC update No. 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company). The adoption of ASC Update No. 2009-13 did not have a material impact on the Company’s consolidated financial statements.
Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands, net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$10,674	$2,992	$19,970	$4,440
Unrealized gain on derivative instruments:
Net gain (loss) arising during period	(55)	(700)	797	(107)
Pension benefit obligation:
Net gain arising during period	53	—	53	—
Reclassification adjustment for gains included in net income	204	—	204	—
Foreign currency translation:
Net gain (loss) arising during period	5,776	(14,214)	15,216	(19,335)
Reclassification adjustment for gains included in net income	(2,931)	824	(2,868)	2,016

Comprehensive income (loss)	$13,721	$(11,098)	$33,372	$(12,986)

Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company held the following types of derivatives at June 30, 2011 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency
Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At June 30, 2011, a hedging relationship existed related to

$40.0 million of the Company’s variable rate debt. These swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from July 1, 2011 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $0.2 million and $0.5 million for the three and six months ended June 30, 2011.
The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized loss associated with the effective portion of these contracts included in other comprehensive income was approximately $0.3 million for the three months ended June 30, 2011 and the unrealized gain was $0.3 million for the six months ended June 30, 2011, all of which is expected to be reclassified into earnings within the next 12 months.
The fair value of interest rate swaps in the Consolidated Balance Sheet as of June 30, 2011 is a liability of $1.2 million. The fair value of the interest rate swap maturing within one year is included in “Accrued expenses” in the Consolidated Balance Sheet. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency as of June 30, 2011 is an asset of $1.1 million included in “Other current assets” in the Consolidated Balance Sheet as well as a liability of $0.4 million included in “Accrued expenses” in the Consolidated Balance Sheet.
Fair Value of Financial Instruments
The carrying amounts at June 30, 2011 and December 31, 2010, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at June 30, 2011 and December 31, 2010 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.
The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of June 30, 2011 and December 31, 2010, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	June 30, 2011	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$1,080	$—	$1,080

Financial instruments classified as liabilities
Interest rate swaps	$1,204	$—	$1,204
Forward foreign currency contracts	402	—	402

		Quoted prices in	Significant other
	Balance at	active markets	observable inputs
	December 31, 2010	(Level 1)	(Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,893	$—	$2,893

Financial instruments classified as liabilities
Interest rate swaps	$2,046	$—	$2,046
Forward foreign currency contracts	1,702	—	1,702
2. Restructuring
The restructuring reserve balance for continuing operations as of December 31, 2010 was $6.1 million, primarily made up of lease termination and severance charges related to the Company’s centralization and consolidation of services in its Europe, Middle East and Africa (EMEA) division. During the second quarter of 2011, the Company announced a restructuring plan that included the relocation of the former Touchstone Wireless operations in Bristol, Tennessee to its existing facilities in Forth Worth, Texas and Plainfield, Indiana.
EMEA Activity
The Company continues its efforts to optimize the operating and financial structure of its EMEA division. A main strategic component of this plan revolves around consolidating current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The first Center of Excellence, located in the Nordic region, began operations during the first quarter of 2011. A second facility has been selected in Slovakia and the existing facility will be retrofitted. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA division into a Shared Services Center. Reserve activity in the EMEA division for the six months ended June 30, 2011 for continuing operations is as follows (in thousands):

	Employee	Lease Termination	Asset Impairment
	Terminations	Costs	Charges	Total
Balance at December 31, 2010	$3,494	$2,590	$—	$6,084
Restructuring charge	976	581	236	1,793
Cash usage	(3,511)	(3,282)	—	(6,793)
Non-cash usage	—	—	(236)	(236)
Foreign currency translation	290	142	—	432

Balance at June 30, 2011	$1,249	$31	$—	$1,280

Restructuring charge for the EMEA division was $1.8 million for the six months ended June 30, 2011. The restructuring charge consists of the following:
•	$1.2 million of severance charges for workforce reduction in connection with continued global entity consolidation and rationalization.

•	$0.8 million of charges for the termination of operating leases and the impairment of equipment related to the consolidation of warehouse facilities in the EMEA division.

•	$0.2 million reversal of severance charges for the settlement of a dispute with a former employee in EMEA.

Total restructuring costs for the Company’s centralization and consolidation of services in its EMEA division that began in 2009 were $4.6 million as of June 30, 2011. The Company will continue to incur restructuring charges in the future for these activities in EMEA.
Americas Activity
On May 17, 2011 the Company announced its plan to relocate its Touchstone Wireless Repair and Logistics, L.P. (Touchstone Wireless) operations from Bristol, Tennessee and consolidate the operations into its existing facilities in Forth Worth, Texas and Plainfield, Indiana. The relocation of operations should be substantially complete by July 31, 2011, with any remaining tasks and transition activities expected to be completed by September 30, 2011. This relocation will eliminate approximately 350 full-time and approximately 250 part-time positions at the Bristol location and the Company expects to add more than 200 jobs in Fort Worth and more than 100 jobs in Plainfield.
During the second quarter of 2011, the Company completed an investment in Intcomex, Inc. (Intcomex), to which certain of the Company’s Latin American operations were contributed and $13.0 million, subject to working capital adjustments, in return for an approximate 23% share of the outstanding common stock of Intcomex. The Company incurred restructuring costs for the impairment of assets and severance charges to optimize the Latin America operations that remain part of the Company.
Reserve activity for the Americas division for the six months ended June 30, 2011 is as follows (in thousands):

	Employee	Lease Termination	Asset Impairment
	Terminations	Costs	Charges	Total
Balance at December 31, 2010	$—	$—	$—	$—
Restructuring charge	1,987	69	72	2,128
Cash usage	(383)	(69)	—	(452)
Non-cash usage	—	—	(72)	(72)
Balance at June 30, 2011	$1,604	$—	$—	$1,604

Restructuring charge for the Americas division was $2.1 million for the six months ended June 30, 2011. The restructuring charge consists of the following:
•	$1.9 million of severance charges for the elimination of employee positions upon the relocation of the Touchstone Wireless operations in Bristol, Tennessee.
•	$0.1 million of lease termination and asset impairment related to the relocation of the Touchstone Wireless operations in Bristol, Tennessee.
•	$0.1 million of severance and asset impairment charges for the optimization of the remaining Latin America operations subsequent to the contribution of certain Latin America operations for the investment in Intcomex.
The Company expects to incur approximately $1.5 million to $2.0 million in lease termination, asset impairment and relocation charges in the third quarter of 2011 to complete the shut-down and the relocation of the Touchstone Wireless operations in Bristol, Tennessee.
Asia-Pacific Activity
The Asia-Pacific division incurred $0.2 million of restructuring charge during the second quarter of 2011 in relation to a headcount reduction.
Corporate Activity
The Corporate division incurred $0.1 million of restructuring charge during the second quarter of 2011 related to the elimination of a position.

Continued global initiatives to centralize and consolidate operations could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.
3. Acquisitions
On December 23, 2010 the Company completed the acquisition of the U.S. based company Touchstone Wireless for $75.7 million, net of cash acquired, funded from the Global Credit Facility. Results of operations related to the acquisition are included in the consolidated results of operations, within the Company’s Americas operating segment, beginning on December 24, 2010. The allocation of the purchase price was initially based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.
During the first quarter of 2011 the Company made adjustments that decreased the purchase price by $0.7 million, due to net working capital adjustments of $1.6 million offset by a $0.5 million reduction in the valuation of the finite-lived intangibles that were assigned to customer relationships, original equipment manufacturer (OEM) certifications, and internally developed software, and a $0.4 million reduction in the valuation of fixed assets. During the second quarter of 2011 the Company made adjustments that increased the purchase price by $0.1 million for net working capital adjustments. The Company has finalized its purchase price allocation and does not anticipate additional significant adjustments to the purchase price allocation.
The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming the acquisition discussed above took place at the beginning of each period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$1,234,914	$808,416	$2,349,794	$1,628,362
Income from continuing operations	11,766	4,701	19,773	8,150
Net income attributable to common shareholders	10,674	424	19,970	595
Income from continuing operations per share — diluted	$0.18	$0.07	$0.29	$0.11
Three months ended:

June 30, 2010	Touchstone	Brightpoint	Adjustments	Note	Consolidated

Revenue	$21,291	$788,620	$(1,495)	(1)	$808,416
Income (loss) from continuing operations	(1,027)	7,269	(1,541)	(2)	4,701
Net income (loss)	(1,027)	2,992	(1,541)	(2)	424

Weighted average shares outstanding-diluted		70,432			70,432

Income from continuing operations per share — diluted		$0.10			$0.07
Six months ended:

June 30, 2010	Touchstone	Brightpoint	Adjustments	Note	Consolidated

Revenue	$47,483	$1,583,906	$(3,027)	(1)	$1,628,362
Income (loss) from continuing operations	(751)	11,995	(3,094)	(2)	8,150

Net income (loss)	(751)	4,440	(3,094)	(2)	595

Weighted average shares outstanding — diluted		71,159			71,159

Income from continuing operations per share — diluted		$0.17			$0.11

Pro-forma adjustments
(1)	To reclassify the cost of revenue that was historically presented by Touchstone Wireless on a gross basis to a net basis to conform to Accounting Standards Codification 605-45, Revenue Recognition Principal Agent Consideration and Brightpoint accounting policy.

(2)	To record the following:
•	amortization of the finite-lived intangible assets recorded as a result of the acquisition of Touchstone Wireless,

•	interest expense on borrowings used to finance the Touchstone Wireless acquisition, and

•	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.
On March 20, 2011, AT&T announced that it intends to acquire T-Mobile USA, Inc. (T-Mobile). T-Mobile is a significant reverse logistics and repair services customer of Touchstone Wireless. This proposed acquisition is subject to regulatory approval, which could take 12 months or longer to complete. Should this acquisition be completed, the finite-lived intangible asset assigned to the remaining $25.6 million of customer relationships obtained and the remaining $23.5 million of goodwill acquired with the purchase of Touchstone Wireless might be subject to accelerated amortization (intangible assets) and evaluation for impairment (intangible asset and goodwill), which could negatively impact the Company’s operating results.
On March 23, 2011, the Company completed the acquisition of C2O Mobile Pte. Ltd. and C2O Corporation Pte. Ltd. (C2O) for $0.5 million plus the value of inventory and certain fixed assets as of the closing date. In addition, the Company agreed to contingent cash earn-out payments based upon certain operating performance measures which may be payable on the first, second, and third anniversary of closing. The total earn out payments, including the $0.5 million initial payment, should not exceed $1.7 million and an appropriate amount has been included in the purchase price allocation.
On April 19, 2011, the Company completed an investment in the U.S. based company Intcomex, Inc. Intcomex is a leading IT distributor focused solely on the Latin America and the Caribbean markets. Under this agreement, the Company invested $13.0 million, subject to working capital adjustments, and contributed its Colombia and Guatemala operations and certain of its other Latin America operations, excluding certain legacy business in Puerto Rico, for an approximate 23% share of the outstanding common stock of Intcomex. The Company also holds a seat on the Intcomex Board of Directors. The investment is an equity method investment, and the Company’s share of earnings (losses) in Intcomex will be recorded below operating income in the consolidated statement of operations three months in arrears in order to meet the Company’s reporting deadlines. The Company recorded a $3.0 million non-cash, non-taxable gain on investment for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed.
4. Income Taxes
Income tax expense was $0.5 million and $3.1 million for the three and six months ended June 30, 2011 compared to $3.9 million and $8.2 million for the same periods in the prior year.
Income tax expense for the three months ended June 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $0.8 million of income tax benefit related to the reversal of valuation allowances on certain foreign net operating loss tax assets that are expected to be utilized.
Income tax expense for the six months ended June 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $1.2 million of income tax benefit related to the reversal of valuation allowances on certain foreign net operating loss tax assets that are expected to be utilized.

Excluding these benefits, the effective income tax rate for the three and six months ended June 30, 2011 was 26.8% and 27.4%.
5. Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gain (loss) from discontinued operations before income taxes	$(860)	$(5,147)	$970	$(8,490)
Income tax benefit	—	35	—	35

Gain (loss) from discontinued operations	$(860)	$(5,112)	$970	$(8,455)
Gain (loss) on disposal from discontinued operations	(232)	835	(773)	900

Total discontinued operations, net of income taxes	$(1,092)	$(4,277)	$197	$(7,555)

6. Borrowings
At June 30, 2011, the Company and its subsidiaries were in compliance with the covenants in each of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The table below summarizes the borrowing capacity that was available to the Company as of June 30, 2011 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Credit Facility	450,000	133,087	1,285	315,628
Other	46,500	12,120	—	34,380

Total	$496,500	$145,207	$1,285	$350,008

The Company granted $2.9 million of guarantees that do not impact the Company’s net availability.
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
The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and six months ended June 30, 2011 and 2010:

				Corporate and
	Americas	Asia-Pacific	EMEA	Reconciling Items	Total

Three Months Ended June 30, 2011:
Distribution revenue	$159,824	$427,089	$505,072	$—	$1,091,985
Logistic services revenue	101,117	10,672	31,140	—	142,929

Total revenue from external customers	$260,941	$437,761	$536,212	$—	$1,234,914

Income (loss) from continuing operations before income taxes	$17,141	$8,938	$3,115	$(16,895)	$12,299
Depreciation and amortization	5,119	670	5,274	447	11,510
Capital expenditures	8,412	668	5,129	686	14,895

Three Months Ended June 30, 2010:
Distribution revenue	$96,824	$193,246	$423,009	$—	$713,079
Logistic services revenue	51,326	7,402	16,813	—	75,541

Total revenue from external customers	$148,150	$200,648	$439,822	$—	$788,620

Income (loss) from continuing operations before income taxes	$11,638	$5,310	$4,977	$(10,726)	$11,199
Depreciation and amortization	2,599	467	4,990	479	8,535
Capital expenditures	1,581	326	2,655	682	5,244

Six Months Ended June, 30 2011:
Distribution revenue	$288,290	$797,994	$990,354	$—	$2,076,638
Logistic services revenue	196,732	22,034	54,390	—	273,156

Total revenue from external customers	$485,022	$820,028	$1,044,744	$—	$2,349,794

Income (loss) from continuing operations before income taxes	$33,712	$13,593	$2,236	$(26,676)	$22,865
Depreciation and amortization	10,497	1,277	10,112	903	22,789
Capital expenditures	24,190	952	9,457	3,126	37,725

Six Months Ended June 30, 2010:
Distribution revenue	$196,730	$425,026	$805,692	$—	$1,427,448
Logistic services revenue	107,114	15,203	34,141	—	156,458

Total revenue from external customers	$303,844	$440,229	$839,833	$—	$1,583,906

Income (loss) from continuing operations before income taxes	$24,245	$10,416	$5,754	$(20,268)	$20,147
Depreciation and amortization	5,352	1,023	9,997	920	17,292
Capital expenditures	2,973	416	4,422	1,875	9,686

Additional segment information is as follows (in thousands):

Total segment assets:	June 30, 2011	December 31, 2010

	(Unaudited)
Americas	$389,999	$369,345
Asia-Pacific	237,533	239,454
EMEA	615,572	623,309
Corporate	15,341	15,733

	$1,258,445	$1,247,841

9. Accounts Receivable Factoring
The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain to reduce the amount of working capital required to fund such receivables. The Company’s Credit Agreement permits the factoring of up to $150 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements are accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, are accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.
Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third party for the arrangement in Spain but not in Germany. However, the Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in either Germany or Spain. The Company has obtained credit insurance from a third party on the majority of the factored accounts receivable to mitigate credit risk. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.
A new factoring agreement in Germany was signed in December 2010 allowing up to approximately $30.0 million in factored receivables, which is subject to the $150 million factoring allowance in the Company’s Credit Agreement. During the second quarter of 2011 this factoring agreement was modified to allow up to approximately $75.0 million in factored receivables.
At June 30, 2011, the Company had sold $45.6 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At June 30, 2010, the Company had sold $9.9 million of accounts receivable under the factoring agreement in Spain. Fees paid pursuant to these agreements were $0.3 million and $0.5 million for the three and six months ended June 30, 2011 and were $0.1 million for both the three and six months ended June 30, 2010.
10. Legal Proceedings and Contingencies
LN Eurocom
On September 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. The total amount now claimed is approximately 13 million DKK (approximately $2.5 million as of June 30, 2011). Smartphone disputes this claim and intends to vigorously defend this matter.
Norwegian tax authorities
Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities claimed $2.7 million, which was paid by Dangaard Telecom Norway AS Group. Dangaard Telecom Norway AS Group disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of

8.1 million NOK (approximately $1.5 million as of June 30, 2011). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway appealed the decision and on March 4, 2011, the appeal court ruled in favor of the Norwegian Tax Authorities. On April 4, 2011 Brightpoint Norway filed a request with the appeal court for the case to be heard by the Norway Supreme Court. On May 11, 2011 the request was denied and therefore, the decision by the appeal court on March 4, 2011 is final. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted). The Company intends to seek recovery for any amounts it may be entitled under indemnity rights with respect to this claim.
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
Sofaer Global Hedge Fund
In September 2009, Sofaer Global Hedge Fund (“Sofaer GHF”) filed a complaint against Brightpoint, Inc. and Brightpoint’s CEO, Robert Laikin (“Laikin”), in the U.S. District Court for the Southern District of Indiana. The central allegation was that Sofaer GHF reasonably and detrimentally relied upon statements by Laikin regarding Brightpoint’s probable purchase of a subsidiary of Chinatron Group Holdings Ltd. (“Chinatron”) in making a $10 million loan to Chinatron, a company that owed money to Brightpoint and in which John Maclean Arnott is the Managing Director. Sofaer GHF brought the action for damages resulting from Brightpoint’s alleged misrepresentations and based upon its alleged detrimental reliance (promissory estoppel) upon these statements, from which Brightpoint was claimed to have benefited. Brightpoint filed for and was granted summary judgment in this matter, and judgment was entered in its favor. The parties agreed to waive any rights of appeal and to collect legal fees from the other party.

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
Consolidated revenue was $1.2 billion and $2.3 billion for the three and six months ended June 30, 2011, an increase of 57% and 48% compared to the same periods in prior year. The increase was primarily driven by growth in our distribution business due to the increased demand for smartphones, which have higher average selling prices, a general increased product supply compared to what was experienced in the prior year, and the launch of tablet distribution programs during the second quarter. Foreign currency fluctuations had a favorable impact on revenue of $59.3 million and $75.6 million for the three and six months ended June 30, 2011 compared to the same periods in prior year. Total revenue increased 4% for both the three and six months ended June 30, 2011 compared to the same periods in prior year as a result of the revenue generated by Touchstone Wireless Repair and Logistics, L.P. (Touchstone Wireless).
On April 19, 2011, we completed our investment in the U.S. based company Intcomex, Inc. (Intcomex). Intcomex is a leading IT distributor focused solely on the Latin America and the Caribbean markets. Under this agreement, we invested $13.0 million, subject to working capital adjustments, and contributed our Colombia and Guatemala operations and certain of our other Latin America operations, excluding certain legacy business in Puerto Rico, for an approximate 23% share of the outstanding common stock of Intcomex. We also hold a seat on the Intcomex Board of Directors. The investment is an equity method investment and our share of earnings (losses) in Intcomex will be recorded below operating income in the consolidated statement of operations three months in arrears in order to meet our reporting deadlines. We recorded a $3.0 million non-cash, non-taxable gain on investment for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed.
On May 17, 2011 we announced our plan to relocate the Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into our existing facilities in Forth Worth, Texas and Plainfield, Indiana. The

relocation of operations is scheduled for substantial completion by July 31, 2011, with any remaining tasks and transition activities expected to be completed by September 30, 2011. This relocation will eliminate approximately 350 full-time and approximately 250 part-time positions at the Bristol location and we expect to add more than 200 jobs in Fort Worth and more than 100 jobs in Plainfield. During the second quarter of 2011, we recorded $2.0 million of restructuring charges related to the relocation of the Bristol facility for severance, lease termination, and asset impairment.

RESULTS OF OPERATIONS
Revenue and wireless devices handled by division and service line

	Three Months Ended June 30,
		% of		% of
	2011	Total	2010	Total	Change

		(Amounts in 000s)
Distribution revenue
Americas	$159,824	15%	$96,824	14%	65%
Asia-Pacific	427,089	39%	193,246	27%	121%
EMEA	505,072	46%	423,009	59%	19%

Total	$1,091,985	100%	$713,079	100%	53%

Logistic services revenue
Americas	$101,117	71%	$51,326	68%	97%
Asia-Pacific	10,672	7%	7,402	10%	44%
EMEA	31,140	22%	16,813	22%	85%

Total	$142,929	100%	$75,541	100%	89%

Total revenue
Americas	$260,941	21%	$148,150	19%	76%
Asia-Pacific	437,761	35%	200,648	25%	118%
EMEA	536,212	44%	439,822	56%	22%

Total	$1,234,914	100%	$788,620	100%	57%

	Three Months Ended June 30,
		% of		% of
	2011	Total	2010	Total	Change

		(Amounts in 000s)
Wireless devices sold through distribution
Americas	741	14%	635	14%	17%
Asia-Pacific	1,616	31%	1,322	29%	22%
EMEA	2,873	55%	2,565	57%	12%

Total	5,230	100%	4,522	100%	16%

Wireless devices handled through logistic services
Americas	18,071	83%	15,597	88%	16%
Asia-Pacific	899	4%	609	3%	48%
EMEA	2,730	13%	1,566	9%	74%

Total	21,700	100%	17,772	100%	22%

Total wireless devices handled
Americas	18,812	70%	16,232	73%	16%
Asia-Pacific	2,515	9%	1,931	9%	30%
EMEA	5,603	21%	4,131	18%	36%

Total	26,930	100%	22,294	100%	21%

	Six Months Ended June 30,
		% of		% of
	2011	Total	2010	Total	Change

		(Amounts in 000s)
Distribution revenue
Americas	$288,290	14%	$196,730	14%	47%
Asia-Pacific	797,994	38%	425,026	30%	88%
EMEA	990,354	48%	805,692	56%	23%

Total	$2,076,638	100%	$1,427,448	100%	45%

Logistic services revenue
Americas	$196,732	72%	$107,114	68%	84%
Asia-Pacific	22,034	8%	15,203	10%	45%
EMEA	54,390	20%	34,141	22%	59%

Total	$273,156	100%	$156,458	100%	75%

Total revenue
Americas	$485,022	21%	$303,844	19%	60%
Asia-Pacific	820,028	35%	440,229	28%	86%
EMEA	1,044,744	44%	839,833	53%	24%

Total	$2,349,794	100%	$1,583,906	100%	48%

	Six Months Ended June 30,
		% of		% of
	2011	Total	2010	Total	Change

		(Amounts in 000s)
Wireless devices sold through distribution
Americas	1,450	14%	1,271	14%	14%
Asia-Pacific	2,976	30%	2,796	31%	6%
EMEA	5,614	56%	4,961	55%	13%

Total	10,040	100%	9,028	100%	11%

Wireless devices handled through logistic services
Americas	36,849	83%	31,236	87%	18%
Asia-Pacific	2,064	5%	1,295	4%	59%
EMEA	5,218	12%	3,240	9%	61%

Total	44,131	100%	35,771	100%	23%

Total wireless devices handled
Americas	38,299	71%	32,507	73%	18%
Asia-Pacific	5,040	9%	4,091	9%	23%
EMEA	10,832	20%	8,201	18%	32%

Total	54,171	100%	44,799	100%	21%

The following table presents the percentage changes in revenue for the three and six months ended June 30, 2011 by service line compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, foreign currency, and acquisitions.

	2011 Percentage Change in Revenue vs. 2010
			Non-
	Wireless	Average	handset			Total
	devices	Selling	based			Percentage
	handled	Price	revenue	Foreign	Acquisitions	Change in
	(1)	(2)	(3)	Currency	(4)	Revenue

Three months ended June 30, 2011:
Distribution	10%	34%	1%	8%	0%	53%
Logistic services	11%	2%	29%	2%	45%	89%
Total	10%	31%	4%	8%	4%	57%

Six months ended June 30, 2011:
Distribution	7%	33%	0%	5%	0%	45%
Logistic services	11%	1%	20%	2%	41%	75%
Total	7%	30%	2%	5%	4%	48%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of handsets and tablets sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.

(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of handsets and tablets sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.

(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.

(4)	Acquisitions represents the percentage change in revenue from the incremental revenue generated from the acquisition of Touchstone Wireless on December 23, 2010.
The increase in wireless devices sold through distribution for the three and six months ended June 30, 2011 was primarily driven by an increase in wireless devices sold in EMEA due to improved availability of higher-end devices compared to the prior year, an increase in wireless devices sold at our India operations due to an expanded relationship with a wireless device manufacturer that began in the fourth quarter of 2010, and the launch of tablet distribution programs in all three divisions during the second quarter of 2011. We generated $54.9 million of revenue from tablets sales in the second quarter of 2011.
The increase in distribution average selling price for the three and six months ended June 30, 2011 was due to a higher mix of smartphones and tablets sold in all three divisions. The mix of smartphones sold through distribution increased from 37% of the total handsets sold for the six months ended June 30, 2010 to 55% of the total handsets sold for the six months ended June 30, 2011.
Logistic services revenue increased 89% and 75% for the three and six months ended June 30, 2011 compared to the same periods in the prior year, of which 45% and 41% was due to the revenue generated from Touchstone Wireless.

Excluding the impact of Touchstone Wireless, logistic services revenue increased approximately 44% and 34% for the three and six months ended June 30, 2011 primarily due to the increase in wireless devices handled and an increase in non-handset based revenue.
The increase in wireless devices handled through logistic services for the three and six months ended June 30, 2011 was primarily driven by the addition of new customers during the first quarter and increased services provided to existing customers in our North America operation, expanded services at our Sweden operation, new logistic services provided for tablets, an increase in units handled in Australia as a result of the consolidation of our primary customer and another mobile operator, and an increase in units handled in our Middle East and Africa operations. This increase is offset by a decrease in wireless devices handled through logistic services for our Latin America operations that were contributed to Intcomex in April 2011. Wireless devices handled through logistic services for these operations were 0.4 million and 0.9 million for the three and six months ended June 30, 2010 and 0.7 million for the first quarter of 2011.
The increase in non-handset based logistic services revenue for the three and six months ended June 30, 2011 was primarily due to increased volumes for non-handset based logistic services performed in our North America operation compared to the same periods in prior year as well as increased revenue from non-handset fulfillment programs for a wireless device manufacturer in EMEA.
Gross Profit and Gross Margin

	Three Months Ended June 30,					Six Months Ended June 30,
	2011	% of Total	2010	% of Total	Change	2011	% of Total	2010	% of Total	Change

		(Amounts in 000s)					(Amounts in 000s)
Distribution	$41,580	45%	$33,844	48%	23%	$75,604	42%	$67,474	47%	12%
Logistic services	51,547	55%	37,156	52%	39%	104,052	58%	75,704	53%	37%

Gross Profit	$93,127	100%	$71,000	100%	31%	$179,656	100%	$143,178	100%	25%

Distribution	3.8%		4.7%		(0.9) points	3.6%		4.7%		(1.1) points
Logistic services	36.1%		49.2%		(13.1) points	38.1%		48.4%		(10.3) points
Gross Margin	7.5%		9.0%		(1.5) points	7.6%		9.0%		(1.4) points
The increase in distribution gross profit for the three and six months ended June, 30, 2011 was primarily due to an increase in gross profit generated in the Asia-Pacific region as a result of a change in the business model in our Southeast Asia operation. The gross profit per wireless device sold by our Southeast Asia operation during the second quarter of 2011 was higher than for the same period in 2010. The increase in logistic services gross profit for the three and six months ended June, 30, 2011 was primarily due to incremental gross profit generated from the acquired Touchstone Wireless operations and increased gross profit from non-handset fulfillment programs in EMEA.
The 1.5 percentage point decrease in gross margin for the three months ended June 30, 2011 compared to the same period in the prior year was driven by a 13.1 percentage point decrease in gross margin from our logistic services business and a 0.9 percentage point decrease in gross margin from our distribution business. The 1.4 percentage point decrease in gross margin for the six months ended June 30, 2011 compared to the same period in the prior year was driven by a 10.3 percentage point decrease in gross margin from our logistic services business and a 1.1 percentage point decrease in gross margin from our distribution business. The decrease in total gross margin was partially offset by a higher mix of logistics revenue compared to the same periods in prior year, which increases total gross margin.
The decrease in gross margin from logistic services for the three and six months ended June 30, 2011 was partially due to the Touchstone Wireless business, which has a lower gross margin profile primarily due to a lower gross margin earned on spare parts used in repair services. Excluding the impact of Touchstone Wireless, logistic services gross margin was 39.3% and 42.1% for the three and six months ended June 30, 2011. The decrease in logistic services gross margin excluding Touchstone Wireless was due to additional logistic services provided to existing customers in our North America operation that include the sale of packaging and kitting supplies that are sold at a lower margin and costs related to a new accessories fulfillment program in EMEA that generates lower margins than our other logistic services.
The decrease in gross margin from distribution for the three and six months ended June 30, 2011 compared to the same period in the prior year was primarily due to a change in the business model in our Southeast Asia operation and a higher mix of business from this lower margin operation. Our Southeast Asia business model has shifted from selling lower priced handsets with slightly higher gross margin to higher priced smartphones with lower gross margins. This shift in business model as well as a higher mix of business from this operation represented 0.5 and 0.4 percentage points of the decrease of distribution gross margin compared to the three and six months end June 30, 2010. However, this new business model generated a higher gross profit per unit for the three and six months ended June 30, 2011 compared to the same periods in the prior year and continues to generate a higher return on invested capital (ROIC) and a lower cash conversion cycle than our distribution business in other divisions. We expect the shift in the Southeast Asia business model to continue to generate a lower distribution gross margin, higher gross profit per device and a higher ROIC in the future than our other operations.
The decrease in gross margin for the three and six months ended June 30, 2011 was also partially due to a decrease in distribution gross margin in the EMEA division. During the first quarter of 2011, we made a proactive decision to sell inventory at lower gross margins for a variety of reasons, including lowering inventory levels of particular handset models in anticipation of program launches in the second quarter, competing in an over-stocked marketplace, and anticipating new pricing in the second quarter from certain manufacturers. These decisions were made to gain additional market share in EMEA, which is shown by a 36% and 32% increase in unit growth for the three and six months ended June 30, 2011 compared to the same periods in prior year. Distribution gross margins in EMEA increased during the second quarter compared to the first quarter, but were lower than prior year due to increased competition in fulfillment and distribution of smartphones.
Selling General and Administrative (SG&A) Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

	(Amounts in 000s)			(Amounts in 000s)
SG&A expenses	$69,462	$53,697	(29%)	$135,109	$110,353	(22%)
The increase in SG&A expenses for the three and six months ended June 30, 2011 compared to the same periods in the prior year was partially attributed to incremental SG&A expense of Touchstone Wireless. SG&A expense for Touchstone Wireless was $2.6 million and $5.6 million for the three and six months ended June 30, 2011. Fluctuations in foreign currencies increased SG&A expense by $5.0 million and $6.2 million for the three and six months ended June 30, 2011 compared to the same periods in prior year. The remainder of the increase for both periods is due to $3.1 million of separation expense for our former CFO as well as an increase in personnel expense, professional fees and other costs to support certain global initiatives.
SG&A expenses included $2.7 million and $6.4 million of non-cash stock based compensation expense for the three and six months ended June 30, 2011 compared to $2.4 million and $5.6 million for the same periods in the prior year. In the first quarter of the prior year, we incurred an incremental $1.5 million of additional stock based compensation expense as a result of discretionary awards of restricted stock units granted by our Board of Directors during the first quarter of 2010. The first tranche of these awards vested on the grant date. The increase in non-cash stock based compensation compared to the same periods in the prior year was primarily due to the vesting of the additional discretionary awards awarded in the prior year, offset by the reversal of $0.6 million of expense for unvested awards previously granted to the former CFO. Non-cash stock based compensation for the six months ended June 30, 2011 includes an incremental $0.8 million of stock based compensation expense related to the resignation of an executive that was effective March 1, 2011.

Amortization Expense
Amortization expense was $6.0 million and $11.8 million for the three and six months ended June 30, 2011 compared to $3.6 million and $7.5 million for the same periods in the prior year. The increase in amortization expense for the three and six months ended June 30, 2011 compared to the same periods in the prior year is primarily due to the amortization of finite-lived intangible assets acquired in the purchase of Touchstone Wireless in December 2010.
Restructuring Charge
Restructuring charge was $3.8 million and $4.2 million for the three and six months ended June 30, 2011. During the second quarter of 2011, we announced a plan to relocate our Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into our existing facilities in Forth Worth, Texas and Plainfield, Indiana. We recorded $2.0 million of severance, lease termination and asset impairment charges in relation to this plan during the second quarter of 2011.
Severance, lease termination and asset impairment charges of $1.4 million and $2.0 million were recorded for the three and six months ended June 30, 2011 in connection with continued global entity consolidation and rationalization related to the implementation of Centers of Excellence and a Shared Services Center in the EMEA division. During the second quarter of 2011, we also recorded $0.3 million of severance charges for headcount reduction in our Asia-Pacific and Americas divisions and $0.1 million for asset impairment as a result of the Intcomex transaction. The charge for the six months ended June 30, 2011 is offset by a $0.2 million reversal of severance charges related to the settlement of a dispute with a former employee. The continued optimization of our facilities may result in future restructuring charges.
Restructuring charge was $0.7 million and $1.8 million for the three and six months ended June 30, 2010. The restructuring charge primarily consists of severance charges in connection with continued global entity consolidation and rationalization.
Operating Income from Continuing Operations

	Three Months Ended June 30,					Six Months Ended June 30,
	2011	% of Total	2010	% of Total	Change	2011	% of Total	2010	% of Total	Change

		(Amounts in 000’s)					(Amounts in 000’s)
Americas	$14,853	107%	$12,360	95%	20%	$32,600	114%	$25,578	109%	27%
Asia-Pacific	8,240	60%	5,029	39%	64%	14,049	49%	10,697	46%	31%
EMEA	6,473	47%	5,818	45%	11%	10,200	36%	7,997	34%	28%
Corporate	(15,725)	(114%)	(10,239)	(79%)	54%	(28,303)	(99%)	(20,805)	(89%)	36%

Total	$13,841	100%	$12,968	100%	7%	$28,546	100%	$23,467	100%	22%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Americas	5.7%	8.3%	(2.6) points	6.7%	8.4%	(1.7) points
Asia-Pacific	1.9%	2.5%	(0.6) points	1.7%	2.4%	(0.7) points
EMEA	1.2%	1.3%	(0.1) points	1.0%	1.0%	0.0 points
Total	1.1%	1.6%	(0.5) points	1.2%	1.5%	(0.3) points

Operating income in our Americas division increased $2.5 million and $7.0 million for the three and six months ended June 30, 2011, partially attributed to the incremental operating income from Touchstone Wireless as well as increased distribution gross profit, partially offset by $2.0 million of restructuring charges for the relocation of the Touchstone Wireless operations in Bristol, Tennessee. The decrease in operating income as a percent of revenue of 2.6 and 1.7 percentage points for the three and six months ended June 30, 2011 was due to a shift in the mix of services provided through our logistic services line of business, the incremental Touchstone Wireless business that has lower margins than our other logistic services and the impact of the restructuring charge discussed above.
Operating income in our Asia-Pacific division increased $3.2 million and $3.4 million for the three and six months ended June 30, 2011 due to increased business in our Southeast Asia operations, partially offset by a decrease in gross margin due to a higher mix of lower margin business as a result of a change in the business model in those operations. Operating income decreased 0.6 and 0.7 percentage points as a percent of revenue for the three and six months ended June 30, 2011 due to the change in the business model in Southeast Asia to a higher mix of devices with higher average selling prices, higher gross profit per device and lower gross margins.
Operating income in our EMEA division increased $0.7 million and $2.2 million for the three and six months ended June 30, 2011 due to increased gross profit from non-handset fulfillment programs and increased distribution gross profit as a result of increased sales of smartphones and tablets, partially offset by an increase in SG&A expense primarily due to fluctuations in foreign currencies as well as incremental SG&A expense related to our Center of Excellence in Sweden and the start up of our operation in Poland.
Operating loss from our corporate function increased $5.5 million and $7.5 million for the three and six months ended June 30, 2011 due to $3.1 million of separation expense for the former CFO and increases in professional fees related to legal matters, personnel expense, and stock compensation expense compared to the same periods in the prior year.
Interest, net
The components of interest, net are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$4,545	$2,127	(114%)	$7,854	$4,289	(83%)
Interest income	(185)	(221)	(16%)	(529)	(593)	(11%)

Interest, net	$4,360	$1,906	(129%)	$7,325	$3,696	(98%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.
The increase in interest expense for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to an increase of borrowings on our Global Credit Facility and an increase in the interest rate on the credit facility of approximately 1.5% as a result of the amendment to the Global Credit Facility completed in the fourth quarter of 2010. Average daily debt was $365.9 million for the three months ended June 30, 2011 compared to $291.6 million for the same period in prior year. Average daily debt for the three months ended June 30, 2011 includes the impact of the purchase of Touchstone Wireless for $75.7 million, net of cash acquired, in December 2010, the purchase of a facility in Plainfield, Indiana for $18.4 million in December 2010, the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an investment in Intcomex for $13.0 million in April 2011, an increase in capital expenditures compared to the first half of the prior year as well as increased working capital requirements for the increased volume in our distribution business.

Gain on investment in Intcomex, Inc.
On April 19, 2011, we completed our investment in the U.S. based company Intcomex, Inc. Under this agreement, we invested $13.0 million, subject to working capital adjustments, and contributed our Colombia and Guatemala operations and certain of our other Latin America operations, excluding certain legacy business in Puerto Rico, for an approximate 23% share of the outstanding common stock of Intcomex. We also hold a seat on the Intcomex Board of Directors. The investment is an equity method investment and our share of earnings (losses) in Intcomex will be recorded below operating income in the consolidated statement of operations three months in arrears in order to meet our reporting deadlines. We recorded a $3.0 million non-cash, non taxable gain on investment for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed.
Other Expense
Other expense was $0.2 million and $1.4 million for the three and six months ended June 30, 2011 compared to other income of $0.1 million and $0.4 million for the same periods in the prior year. The increase in other expense for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to an increase in foreign currency losses.
Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in 000s)				(Amounts in 000s)
Income tax expense	$533	$3,930	86%	$3,092	$8,152	62%
Effective tax rate	4.3%	35.1%	30.8 points	13.5%	40.5%	27.0 points
Income tax expense was $0.5 million and $3.1 million for the three and six months ended June 30, 2011 compared to $3.9 million and $8.2 million for the same periods in the prior year. Income tax expense for the three months ended June 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $0.8 million of income tax benefit related to the reversal of valuation allowances on certain foreign net operating loss tax assets that are expected to be utilized.
Income tax expense for the six months ended June 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $1.2 million of income tax benefit related to the reversal of valuation allowances on certain foreign net operating loss tax assets that are expected to be utilized.
Excluding these benefits, the effective income tax rate for the three and six months ended June 30, 2011 was 26.8% and 27.4%. The decrease in the effective income tax rate for the three and six months ended June 30, 2011 compared to the same periods in prior year was due to a shift in the mix of global income.
Discontinued Operations
The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gain (loss) from discontinued operations before income taxes	$(860)	$(5,147)	$970	$(8,490)
Income tax benefit	—	35	—	35

Gain (loss) from discontinued operations	$(860)	$(5,112)	$970	$(8,455)
Gain (loss) on disposal from discontinued operations	(232)	835	(773)	900

Total discontinued operations, net of income taxes	$(1,092)	$(4,277)	$197	$(7,555)

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

	June 30,	December 31,
(Amounts in 000s)	2011	2010	% Change

Unrestricted cash	$21,702	$41,103	(47%)
Unused borrowing availability	350,008	405,588	(14%)

Liquidity	$371,710	$446,691	(17%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $36.6 million remaining for potential share repurchases under our previously announced $130 million share repurchase program and investment opportunities for the remainder of 2011. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities. As of June 30, 2011 we had $23.2 million of cash and cash equivalents held by foreign subsidiaries. We consider any cash and cash equivalents held by foreign subsidiaries to be permanently reinvested to meet non-US liquidity needs.
Total liquidity decreased by $75.0 million during the six months ended June 30, 2011, partially due to a high accounts payable balance at year end as one of our key global vendors experienced invoicing issues during the fourth quarter of 2010. Liquidity would have been $53.0 million lower at December 31, 2010 had these invoicing issues not occurred. The remainder of the decrease in liquidity was due to the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an investment in Intcomex of $13.0 million in April 2011, and an increase in working capital requirements for the increased volume in our distribution business.
Consolidated Statement of Cash Flows
We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Six Months Ended
	June 30,
	2011	2010	Change

	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(19,046)	$(18,680)	$(366)
Investing activities	(54,663)	(9,394)	(45,269)
Financing activities	52,923	(30,179)	83,102
Effect of exchange rate changes on cash and cash equivalents	2,944	(4,912)	7,856

Net increase (decrease) in cash and cash equivalents	$(17,842)	$(63,165)	$45,323

Net cash used in operating activities was $19.0 million for the six months ended June 30, 2011 compared to $18.7 million for the same period in the prior year. During the fourth quarter of 2010, one of our key global vendors experienced invoicing issues, which caused an unusually high accounts payable balance at year end. These invoices for approximately $53.0 million were paid in January 2011. Net cash provided by operating activities would have been approximately $34.0 million for the six months ended June 30, 2011 had these invoicing issues not have occurred. Excluding the impact of these invoicing issues, cash provided by operating activities increased by $52.6 million compared to the prior year primarily due to a decrease in cash used by working capital requirements. The decrease in cash used by working capital requirements was attributed to a shift of primary vendors in our Southeast Asia operation.
Net cash used in investing activities was $54.7 million for the six months ended June 30, 2011 compared to $9.4 million for the same period in the prior year. Net cash used for investing activities for the six months ended June 30, 2011 includes an investment in Intcomex of $13.0 million and the purchase of a facility in Reno, Nevada for $11.7 million plus closing costs. The remaining portion of net cash used for investing activities primarily relates the build out of facilities purchased in 2010 and 2011 and other capital expenditures.
Net cash provided by financing activities was $52.9 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $30.2 million for the same period in the prior year. The change is primarily due to a decrease in treasury stock repurchases of $59.7 million as well as an increase in net debt borrowings of $22.1 million compared to the same period in prior year to fund the investing activities discussed above.
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

	Three Months Ended
	June 30,	June 30,	March 31,
	2011	2010	2011
Days sales outstanding in accounts receivable	27	25	25
Days inventory on-hand	26	21	32
Days payable outstanding	(48)	(34)	(48)

Cash Conversion Cycle Days	5	12	9

For the three months ended June 30, 2011, the cash conversion cycle decreased 7 days compared to the same period in the prior year. Days payable outstanding for the three months ended June 30, 2011 increased 14 days. This increase was partially offset by increases in days inventory on-hand and days sales outstanding by 5 and 2 days. Days payable outstanding increased primarily due to extended payment terms from our primary vendor in our

Southeast Asia operations and extended payment terms in Great Britain for presold inventory that experienced a delayed shipment schedule due to a late vendor product launch. The increase in days inventory on-hand was primarily due to higher inventory levels in EMEA due to supply constraints that were experienced during the prior year that did not recur in the current year as well as incremental tablet inventory. The increase in days sales outstanding is primarily due to an increase in average payment terms for customers in EMEA.
Borrowings
The table below summarizes the borrowing capacity that was available to us as of June 30, 2011 (in thousands):

			Letters of Credit &	Net
	Gross Availability	Outstanding	Guarantees	Availability

Global Credit Facility	450,000	133,087	1,285	315,628
Other	46,500	12,120	—	34,380

Total	$496,500	$145,207	$1,285	$350,008

We granted $2.9 million of guarantees that do not impact our net availability. Average daily debt outstanding was approximately $365.9 million for the three months ended June 30, 2011, which includes the impact of the purchase of Touchstone Wireless in December 2010 for $75.7 million, net of cash acquired, the purchase of a facility in Plainfield, Indiana for $18.4 million in December 2010, the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an investment in Intcomex for $13.0 million, an increase in capital expenditures as well as increased working capital requirements for the increased volume in our distribution business.
At June 30, 2011 we were in compliance with the covenants in each of our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month consolidated cash flow divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

	Global Credit	Company ratio at
Ratio	Facility covenant	June 30, 2011

Maximum leverage ratio	Not to exceed 3.0:1.0	1.1:1.0

Fixed charge coverage ratio	Not below 2.0:1.0	4.0:1.0
We believe that we will continue to be in compliance with our debt covenants for the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of June 30, 2011, there is approximately $36.6 million of availability remaining under the previously announced share repurchase program that allows for share repurchases of up to $130 million. The share repurchase program expires on December 31, 2012.
We did not repurchase any shares of common stock under the share repurchase program during the second quarter of 2011. As of June 30, 2011, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010.

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Separation Agreement between the Company and Anthony W. Boor dated May 10, 2011. (1)

10.2	Employment Agreement between the Company and Vincent Donargo dated May 10, 2011. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Cautionary Statements (2)

101	The following material from Brightpoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements. (2)

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 10, 2011.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)
Date: July 28, 2011	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)