Form 10-Q
period 2011-09-30
BRIGHTPOINT INC
filed 2011-10-27
CIK 918946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock outstanding as of October 24, 2011: 68,198,181

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Brightpoint, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Distribution revenue	$1,207,996	$808,937	$3,284,634	$2,236,385
Logistic services revenue	130,149	80,092	403,306	236,550

Total revenue	1,338,145	889,029	3,687,940	2,472,935
Cost of revenue
Cost of distribution revenue	1,162,934	773,676	3,163,968	2,133,649
Cost of logistic services revenue	80,956	38,867	250,060	119,622

Total cost of revenue	1,243,890	812,543	3,414,028	2,253,271

Gross profit
Distribution gross profit	45,062	35,261	120,666	102,736
Logistic services gross profit	49,193	41,225	153,246	116,928

Total gross profit	94,255	76,486	273,912	219,664

Selling, general and administrative expenses	65,071	57,407	200,180	167,760
Amortization expense	5,987	3,666	17,819	11,190
Restructuring charge	3,138	940	7,307	2,774

Operating income from continuing operations	20,059	14,473	48,606	37,940
Interest, net	3,899	1,667	11,224	5,363
Gain on investment in Intcomex, Inc.	—	—	(3,038)	—
Loss on legal settlement	—	852	—	852
Other expense (income)	960	(1,081)	2,356	(1,457)

Income from continuing operations before income taxes	15,200	13,035	38,064	33,182
Income tax expense	2,080	1,598	5,172	9,750

Income from continuing operations	13,120	11,437	32,892	23,432
Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(62)	(609)	908	(9,064)
Gain (loss) on disposal of discontinued operations	739	(1,023)	(33)	(123)

Total discontinued operations, net of income taxes	677	(1,632)	875	(9,187)
Net income attributable to common shareholders	$13,797	$9,805	$33,767	$14,245

Earnings per share attributable to common shareholders—basic:
Income from continuing operations	$0.19	$0.16	$0.49	$0.33
Discontinued operations, net of income taxes	0.01	(0.02)	0.01	(0.13)

Net income	$0.20	$0.14	$0.50	$0.20

Earnings per share attributable to commonshareholders—diluted:
Income from continuing operations	$0.19	$0.16	$0.48	$0.33
Discontinued operations, net of income taxes	0.01	(0.02)	0.01	(0.13)

Net income	$0.20	$0.14	$0.49	$0.20

Weighted average common shares outstanding:
Basic	67,833	68,724	67,708	69,674

Diluted	68,853	69,425	68,990	70,716

See accompanying notes

Brightpoint, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,827	$41,658
Accounts receivable (less allowance for doubtful accounts of $8,688 in 2011 and $9,892 in 2010)	423,649	487,376
Inventories	389,015	311,804
Other current assets	56,860	75,068

Total current assets	895,351	915,906
Property, plant and equipment	146,574	111,107
Goodwill	79,446	78,821
Other intangibles, net	105,435	122,122
Other assets	41,980	19,885

Total assets	$1,268,786	$1,247,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$647,400	$744,995
Accrued expenses	143,448	140,191
Other short-term borrowings	1,025	408

Total current liabilities	791,873	885,594

Long-term liabilities:
Lines of credit, long term	170,523	90,000
Other long-term liabilities	27,399	27,894

Total long-term liabilities	197,922	117,894

Total liabilities	989,795	1,003,488
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 91,461 issued in 2011 and 90,354 issued in 2010	915	904
Additional paid-in-capital	653,731	641,895
Treasury stock, at cost, 23,223 shares in 2011 and 22,917 shares in 2010	(168,027)	(164,242)
Accumulated deficit	(222,206)	(255,974)
Accumulated other comprehensive income	14,578	21,770

Total shareholders’ equity	278,991	244,353

Total liabilities and shareholders’ equity	$1,268,786	$1,247,841

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net Income	$33,767	$14,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,927	25,700
Non-cash compensation	9,586	7,916
Restructuring charge	7,307	2,774
Change in deferred taxes	5,384	5,464
Gain on investment in Intcomex, Inc.	(3,038)	—
Other non-cash	469	2,709

Changes in operating assets and liabilities,net of effects from acquisitions and divestitures:
Accounts receivable	56,795	(27,012)
Inventories	(88,395)	14,068
Other operating assets	14,903	18,803
Accounts payable and accrued expenses	(93,158)	(41,297)

Net cash provided by (used in) operating activities	(21,453)	23,370

Investing activities
Capital expenditures	(54,559)	(16,148)
Acquisitions, net of cash acquired	(18,843)	(2,065)
Decrease (increase) in other assets	(415)	576

Net cash used in investing activities	(73,817)	(17,637)

Financing activities
Net proceeds from lines of credit	81,365	16,476
Proceeds from short-term financing	617	815
Deferred financing costs paid	(1,634)	(16)
Purchase of treasury stock	(3,785)	(79,594)
Excess (deficient) tax benefit from equity based compensation	1,992	(848)
Proceeds from common stock issuances under employee stock option plans	394	1,291

Net cash provided by (used in) financing activities	78,949	(61,876)
Effect of exchange rate changes on cash and cash equivalents	490	2,814

Net decrease in cash and cash equivalents	(15,831)	(53,329)
Cash and cash equivalents at beginning of period	41,658	81,050

Cash and cash equivalents at end of period	$25,827	$27,721

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations attributable to common shareholders	$13,120	$11,437	$32,892	$23,432
Discontinued operations, net of income taxes	677	(1,632)	875	(9,187)

Net income attributable to common shareholders	$13,797	$9,805	$33,767	$14,245

Earnings per share – basic:
Income from continuing operations attributable to common shareholders	$0.19	$0.16	$0.49	$0.33

Discontinued operations, net of income taxes	0.01	(0.02)	0.01	(0.13)

Net income attributable to common shareholders	$0.20	$0.14	$0.50	$0.20

Earnings per share – diluted:
Income from continuing operations attributable to common shareholders	$0.19	$0.16	$0.48	$0.33

Discontinued operations, net of income taxes	0.01	(0.02)	0.01	(0.13)

Net income attributable to common shareholders	$0.20	$0.14	$0.49	$0.20

Weighted average shares outstanding for basic earnings per share	67,833	68,724	67,708	69,674
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	1,020	701	1,282	1,042

Weighted average shares outstanding for diluted earnings per share	68,853	69,425	68,990	70,716

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

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). ASC Update No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt this pronouncement for the fiscal year beginning January 1, 2012.

In September 2011, the FASB issued ASC update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASC Update No. 2011-08”). ASC update No. 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt this pronouncement for the fiscal year beginning January 1, 2012. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$13,797	$9,805	$33,767	$14,245
Unrealized gain on derivative instruments:
Net gain arising during period	18	2,084	815	1,977
Pension benefit obligation:
Net gain arising during period	—	—	53	—
Reclassification adjustment for gains included in net income	—	—	204	—
Foreign currency translation:
Net gain (loss) arising during period	(21,347)	21,787	(6,131)	2,450
Reclassification adjustment for gains (losses) included in net income	736	(1,022)	(2,132)	994

Comprehensive income (loss)	$(6,796)	$32,654	$26,576	$19,666

Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order to manage cash flow variability associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company held the following types of derivatives at September 30, 2011 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At September 30, 2011, a hedging relationship existed related to $40.0 million of the Company’s variable rate debt. Interest rate swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments that are expected to be made from October 1, 2011 through January 31, 2012. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2011. The amount of gain (loss) associated with the ineffective portion of the interest rate swaps was immaterial for the three and nine months ended September 30, 2011.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized loss associated with the effective portion of these contracts included in other comprehensive income was approximately $0.3 million for the three months ended September 30, 2011 and the unrealized gain was immaterial for the nine months ended September 30, 2011, all of which is expected to be reclassified into earnings within the next 12 months. The amount of gain (loss) associated with the ineffective portion of these contracts was immaterial for the three and nine months ended September 30, 2011. Certain of the foreign currency forward contracts are not designated as hedges under U.S. GAAP. The objective of these contracts is to offset the gain or loss from remeasurement with the gain or loss from the fair value market valuation of the forward contracts.

The fair value of interest rate swaps in the Consolidated Balance Sheet as of September 30, 2011 is a liability of $0.7 million. The fair value of the interest rate swap maturing within one year is included in “accrued expenses” in the Consolidated Balance Sheet. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency as of September 30, 2011 is an asset of $2.5 million included in “other current assets” in the Consolidated Balance Sheet as well as a liability of $0.8 million included in “accrued expenses” in the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The carrying amounts at September 30, 2011 and December 31, 2010, of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at September 30, 2011 and December 31, 2010 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.

The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of September 30, 2011 and December 31, 2010, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,456	$—	$2,456

Financial instruments classified as liabilities
Interest rate swaps	$746	$—	$746
Forward foreign currency contracts	773	—	773

	Balance at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,893	$—	$2,893

Financial instruments classified as liabilities
Interest rate swaps	$2,046	$—	$2,046
Forward foreign currency contracts	1,702	—	1,702

2. Restructuring

The restructuring reserve balance for continuing operations as of December 31, 2010 was $6.1 million, consisting primarily of lease termination and severance charges related to the Company’s centralization and consolidation of services in its Europe, Middle East and Africa (EMEA) division. During the second quarter of 2011, the Company announced a restructuring plan that included the relocation of the former Touchstone Wireless operations in Bristol, Tennessee to its existing facilities in Fort Worth, Texas and Plainfield, Indiana. The Company is also closing an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. Current restructuring reserve liabilities are included in “accrued expenses” in the Consolidated Balance Sheet.

EMEA Activity

The Company continues its efforts to optimize the operating and financial structure of its EMEA division. A main strategic component of this plan revolves around consolidating current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The EMEA region has four Centers of Excellence located in Sweden, Slovakia, Germany and South Africa. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA division into a Shared Services Center. As of the third quarter of 2011, all Europe entities have been migrated and the Company plans on incorporating the Middle East and South Africa in 2012. Reserve activity in the EMEA division for the nine months ended September 30, 2011 for continuing operations is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Asset Impairment Charges	Other	Total
Balance at December 31, 2010	$3,494	$2,590	$—	$—	$6,084
Restructuring charge	1,831	732	393	149	3,105
Cash usage	(4,266)	(3,386)	—	(149)	(7,801)
Non-cash usage	—	—	(393)	—	(393)
Foreign currency translation	84	73	—	—	157

Balance at September 30, 2011	$1,143	$9	$—	$—	$1,152

Restructuring charge for the EMEA division was $3.1 million for the nine months ended September 30, 2011. The restructuring charge consists of the following:

–	$2.0 million of severance charges for workforce reduction in connection with continued global entity consolidation and rationalization.

–	$1.3 million of charges for the termination of operating leases, impairment of equipment, and other charges related to the consolidation of warehouse facilities in the EMEA division.

–	$0.2 million reversal of severance charges for the settlement of a dispute with a former employee in EMEA.

Total restructuring costs for the Company’s centralization and consolidation of services in its EMEA division that began in 2009 were $5.9 million as of September 30, 2011. The Company will continue to incur restructuring charges in the future for these activities in EMEA.

Americas Activity

On May 17, 2011 the Company announced its plan to relocate its Touchstone Wireless Repair and Logistics, L.P. (Touchstone Wireless) operations from Bristol, Tennessee and consolidate the operations into its existing facilities in Fort Worth, Texas and Plainfield, Indiana. The relocation of operations occurred during the third quarter and the final activities to shut down the facility will be completed during the fourth quarter of 2011 and final retention bonuses will be paid during the first half of 2012. The Company is also closing an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. The Company has accrued severance and retention bonuses related to the closing.

During the second quarter of 2011, the Company completed an investment in Intcomex, Inc. (Intcomex), pursuant to which certain of the Company’s Latin American operations along with cash of $13.0 million were contributed in return for approximately 23% of the outstanding common stock of Intcomex. The Company incurred restructuring costs for the impairment of assets and severance charges to optimize the Latin America operations that remain part of the Company.

Reserve activity for the Americas division for the nine months ended September 30, 2011 is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Asset Impairment Charges	Other	Total
Balance at December 31, 2010	$—	$—	$—	$—	$—
Restructuring charge	2,641	128	100	1,031	3,900
Cash usage	(1,944)	(128)	—	(429)	(2,501)
Non-cash usage	—	—	(100)	—	(100)

Balance at September 30, 2011	$697	$—	$—	$602	$1,299

Restructuring charge for the Americas division was $3.9 million for the nine months ended September 30, 2011. The restructuring charge consists of the following:

–	$2.6 million of severance charges for the elimination of employee positions upon the relocation of the Touchstone Wireless operations in Bristol, Tennessee and the closing of the office in Hatfield, Pennsylvania.

–	$1.2 million of lease termination, asset impairment and other expenses related to the relocation of the Touchstone Wireless operations in Bristol, Tennessee.

–	$0.1 million of severance and asset impairment charges for the optimization of the remaining Latin America operations subsequent to the contribution of certain Latin America operations for the investment in Intcomex.

The Company expects to incur approximately $1.0 million to $1.5 million in lease termination and asset impairment charges and retention bonuses in the fourth quarter of 2011 and approximately $0.2 million for retention bonuses in the first half of 2012 to complete the shut-down activities for the Touchstone Wireless operations in Bristol, Tennessee and Hatfield, Pennsylvania.

Asia-Pacific Activity

The Asia-Pacific division incurred a $0.2 million restructuring charge during the second quarter of 2011 in relation to a headcount reduction.

Corporate Activity

The Corporate division incurred $0.1 million and $0.2 million of restructuring charges during the three and nine months ended September 30, 2011 related to the elimination of six positions.

Continued global initiatives to centralize and consolidate operations could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.

3. Acquisitions

On December 23, 2010 the Company completed the acquisition of the U.S. based company Touchstone Wireless for $75.7 million, net of cash acquired, funded from the Company’s global credit facility. Results of operations related to the acquisition are included in the consolidated results of operations, within the Company’s Americas operating segment, beginning on December 24, 2010. The allocation of the purchase price was initially based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.

During the first quarter of 2011 the Company made adjustments that decreased the purchase price by $0.7 million, due to net working capital adjustments of $1.6 million offset by a $0.5 million reduction in the valuation of the finite-lived intangibles that were assigned to customer relationships, original equipment manufacturer (OEM) certifications, and internally developed software, and a $0.4 million reduction in the valuation of fixed assets. During the second quarter of 2011 the Company made adjustments that increased the purchase price by $0.1 million for net working capital adjustments. During the third quarter of 2011 the Company made adjustments that decreased the purchase price by $0.4 million made up of $0.1 million of net working capital adjustments and a $0.3 million tax credit adjustment that was earned as of the purchase date. The Company has finalized its purchase price allocation and does not anticipate additional significant adjustments.

The following sets forth unaudited pro forma financial information in accordance with accounting principles generally accepted in the United States assuming the acquisition discussed above took place at the beginning of each period presented. The unaudited pro forma results include certain adjustments as described in the notes below (in thousands, except per share data):

	Three months ended September 30,
			Nine months ended
			September 30,
	2011	2010	2011	2010
Revenue	$1,338,145	$911,886	$3,687,940	$2,540,249
Income from continuing operations	13,120	10,059	32,892	18,210
Net income attributable to common shareholders	13,797	8,427	33,767	9,023
Income from continuing operations per share – diluted	$0.19	$0.14	$0.48	$0.26

Three months ended:

September 30, 2010	Touchstone	Brightpoint	Adjustments	Note	Consolidated
Revenue	$24,405	$889,029	$(1,548)	(1)	$911,886
Income from continuing operations	154	11,437	(1,532)	(2)	10,059
Net income	154	9,805	(1,532)	(2)	8,427
Weighted average shares outstanding-diluted		69,425			69,425
Income from continuing operations per share – diluted		$0.16			$0.14

Nine months ended:

September 30, 2010	Touchstone	Brightpoint	Adjustments	Note	Consolidated
Revenue	$71,888	$2,472,935	$(4,574)	(1)	$2,540,249
Income (loss) from continuing operations	(596)	23,432	(4,626)	(2)	18,210
Net income (loss)	(596)	14,245	(4,626)	(2)	9,023
Weighted average shares outstanding – diluted		70,716			70,716
Income from continuing operations per share – diluted		$0.33			$0.26

Pro-forma adjustments

(1) To reclassify the cost of revenue that was historically presented by Touchstone Wireless on a gross basis to a net basis to conform to Accounting Standards Codification 605-45, Revenue Recognition Principal Agent Consideration and Brightpoint accounting policy.

(2) To record the following:

–	amortization of the finite-lived intangible assets recorded as a result of the acquisition of Touchstone Wireless,

–	interest expense on borrowings used to finance the Touchstone Wireless acquisition, and

–	income tax provision for the effect of the pro forma adjustments above based on statutory tax rates.

On March 20, 2011, AT&T announced its intent to acquire T-Mobile USA, Inc. (T-Mobile). T-Mobile is a significant reverse logistics and repair services customer of Touchstone Wireless. On August 31, 2011, the U.S. Department of Justice (DOJ) filed an antitrust lawsuit against AT&T seeking to block its merger with T-Mobile, based on the DOJ’s claim that the merger would have a negative impact on consumers and competition in the wireless industry. However, AT&T has stated its intentions to work toward a solution (through divestitures of certain markets) that would be acceptable to the DOJ. The trial is scheduled to begin February 13, 2012. Should this acquisition be completed, the finite-lived intangible asset assigned to the remaining $24.5 million of customer relationships obtained and the remaining $23.1 million of goodwill acquired with the purchase of Touchstone Wireless might be subject to accelerated amortization (intangible assets) and evaluation for impairment (intangible assets and goodwill), which could negatively impact the Company’s operating results.

On March 23, 2011, the Company completed the acquisition of C2O Mobile Pte. Ltd. and C2O Corporation Pte. Ltd. (C2O) for $0.5 million plus the value of inventory and certain fixed assets as of the closing date. In addition, the Company agreed to contingent cash earn-out payments based upon certain operating performance measures which may be payable on the first, second, and third anniversary of closing. The total earn out payments, including the $0.5 million initial payment, cannot exceed $1.7 million and an appropriate amount has been included in the purchase price allocation.

On April 19, 2011, the Company completed an investment in the U.S. based company Intcomex. Intcomex is a leading IT distributor focused solely on the Latin America and the Caribbean markets. Under this agreement, the Company invested cash of $13.0 million and contributed its Colombia and Guatemala operations and certain of its other Latin America operations, excluding certain legacy business in Puerto Rico, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. The Company also holds a seat on the Intcomex Board of Directors. The investment is an equity method investment, and the Company’s share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of operations three months in arrears in order to meet the Company’s reporting deadlines. An immaterial amount of income is included in earnings for the three months ended September 30, 2011. The investment is included in “Other assets” in the Consolidated Balance Sheet. The Company recorded a $3.0 million non-cash, non-taxable gain on investment in the second quarter of 2011 for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed. The carrying value of the Company’s investment in Intcomex is greater than 23% of the book value of Intcomex’s equity. This difference is allocated to an unrecorded intangible asset to reflect the unique customers and geographic footprint of the Intcomex operations. The difference will be amortized over seven years and will offset the Company’s share of the income reported by Intcomex.

4. Income Taxes

Income tax expense was $2.1 million and $5.2 million for the three and nine months ended September 30, 2011 compared to $1.6 million and $9.8 million for the same periods in the prior year.

Income tax expense for the three months ended September 30, 2011 included $0.9 million of income tax benefit related to the reversal of valuation allowances on certain U.S. foreign tax credits and foreign net operating loss tax assets that are expected to be utilized and $0.6 million of tax benefit related to the expiration of the statute of limitations on certain tax positions.

Income tax expense for the nine months ended September 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries, $2.1 million of income tax benefit related to the reversal of valuation allowances on certain U.S. foreign tax credits and foreign net operating loss tax assets that are expected to be utilized, and $0.6 million of tax benefit related to the expiration of the statute of limitations on certain tax positions.

Income tax expense for the three months ended September 30, 2010 included $0.9 million of income tax benefit related to income tax return to provision adjustments and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that were expected to be utilized.

Income tax expense for the nine months ended September 30, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that were no longer expected to be utilized, $0.2 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses, and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that were expected to be utilized.

Excluding these income tax benefits, the effective income tax rate for the three and nine months ended September 30, 2011 was 23.4% and 25.8% compared to 23.4% and 27.9% for the three and nine months ended September 30, 2010. The decrease in the effective income tax rate for the nine months ended September 30, 2011 was primarily due to a shift in mix of income among markets in which we operate.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world. In addition, certain state, federal and foreign tax returns are under examination by various regulatory authorities.

5. Discontinued Operations

The consolidated statements of operations reflect the reclassification of the results of operations of the Company’s operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company abandoned its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Discontinued operations for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss) from discontinued operations before income taxes	$(62)	$(609)	$908	$(9,029)
Income tax expense	—	—	—	35

Gain (loss) from discontinued operations	$(62)	$(609)	$908	$(9,064)
Gain (loss) on disposal from discontinued operations	739	(1,023)	(33)	(123)

Total discontinued operations, net of income taxes	$677	$(1,632)	$875	$(9,187)

6. Borrowings

On September 28, 2011 the Company entered into the Fifth Amendment to its Credit Agreement dated as of February 16, 2007, and amended on July 31, 2007, November 20, 2007, March 12, 2009, and November 23, 2010. The Fifth Amendment: (i) increases the total borrowing capacity to $500 million from the prior capacity of approximately $450 million; (ii) extends the maturity date until September 2016; (iii) allows investments in majority-owned joint ventures up to $30 million in the aggregate; (iv) reduces the interest rate to 2.25% over LIBOR, or approximately 2.50%, as of September 30, 2011, which is approximately 50 basis points lower than under the previous credit facility; and (v) increases the allowance for factored receivables in operations outside of the U.S. to $250 million from the prior allowance of $150 million. Consistent with the prior Credit Agreement, the amended agreement contains covenants requiring a maximum leverage ratio below 3.0 and a fixed charge ratio above 2.0. The increase in the borrowing capacity is in response to the Company’s strategy to grow its business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions.

At September 30, 2011, the Company and its subsidiaries were in compliance with the covenants of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The table below summarizes the borrowing capacity that was available to the Company as of September 30, 2011 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability
Global Credit Facility	500,000	158,012	1,165	340,823
Other	46,500	12,511	—	33,989

Total	$546,500	$170,523	$1,165	$374,812

The Company has $3.6 million of guarantees and $1.0 million of short-term borrowings that do not impact the Company’s net availability.

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

8. Operating Segments

The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the provision of logistic services and/or the distribution of wireless devices and accessories. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.

The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and nine months ended September 30, 2011 and 2010:

	Americas	Asia-Pacific	EMEA	Corporate and Reconciling Items	Total
Three Months Ended September 30, 2011:
Distribution revenue	$152,269	$509,188	$546,539	$—	$1,207,996
Logistic services revenue	92,035	11,215	26,899	—	130,149

Total revenue from external customers	$244,304	$520,403	$573,438	$—	$1,338,145

Income from continuing operations before income taxes	$11,859	$12,122	$3,539	$(12,320)	$15,200
Depreciation and amortization	5,528	692	5,478	440	12,138
Capital expenditures	11,083	2,122	2,462	1,168	16,835

Three Months Ended September 30, 2010:
Distribution revenue	$102,816	$257,456	$448,665	$—	$808,937
Logistic services revenue	52,137	11,418	16,537	—	80,092

Total revenue from external customers	$154,953	$268,874	$465,202	$—	$889,029

Income from continuing operations before income taxes	$11,893	$8,420	$4,371	$(11,649)	$13,035
Depreciation and amortization	2,584	296	4,863	464	8,207
Capital expenditures	2,915	129	2,300	1,116	6,460

Nine Months Ended September, 30 2011:
Distribution revenue	$440,560	$1,307,183	$1,536,891	$—	$3,284,634
Logistic services revenue	288,768	33,249	81,289	—	403,306

Total revenue from external customers	$729,328	$1,340,432	$1,618,180	$—	$3,687,940

Income from continuing operations before income taxes	$45,572	$25,715	$5,776	$(38,999)	$38,064
Depreciation and amortization	16,025	1,969	15,590	1,343	34,927
Capital expenditures	35,273	3,074	11,919	4,293	54,559

Nine Months Ended September 30, 2010:
Distribution revenue	$299,545	$682,482	$1,254,358	$—	$2,236,385
Logistic services revenue	159,252	26,621	50,677	—	236,550

Total revenue from external customers	$458,797	$709,103	$1,305,035	$—	$2,472,935

Income from continuing operations before income taxes	$36,138	$18,836	$10,124	$(31,916)	$33,182
Depreciation and amortization	7,936	1,319	14,860	1,384	25,499
Capital expenditures	5,888	544	6,721	2,995	16,148

Additional segment information is as follows (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Total segment assets:
Americas	$412,817	$369,345
Asia-Pacific	249,799	239,454
EMEA	590,504	623,309
Corporate	15,666	15,733

	$1,268,786	$1,247,841

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

Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third party for the arrangements in Spain and Germany. However, the Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in either Germany or Spain. The Company has obtained credit insurance from a third party on the majority of the factored accounts receivable to mitigate credit risk and the credit insurance has been assigned to the factor. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.

A new factoring agreement in Germany was signed in December 2010 (amended in April 2011) allowing up to approximately $75.0 million in factored receivables, which is subject to the $250 million factoring allowance in the Company’s Credit Agreement.

At September 30, 2011, the Company had sold $52.6 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At September 30, 2010, the Company had sold $1.8 million of accounts receivable under the factoring agreement in Spain. Fees paid pursuant to these agreements were $0.7 million and $1.2 million for the three and nine months ended September 30, 2011 and were immaterial and $0.1 million for the three and nine months ended September 30, 2010.

10. Legal Proceedings and Contingencies

LN Eurocom

On September 11, 2008 LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LN. The total amount now claimed is approximately 13 million DKK (approximately $2.3 million as of September 30, 2011). Smartphone disputes this claim and intends to vigorously defend this matter. Final pleadings in the matter were entered and legal proceedings concluded in September 2011; the court is expected to issue a ruling in November 2011.

Norwegian tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities claimed $2.7 million, which was paid by Dangaard Telecom Norway AS Group. Dangaard Telecom Norway AS Group disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, that Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of September 30, 2011). On February 19, 2010 the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway appealed the decision and on March 4, 2011, the appeal court ruled in favor of the Norwegian Tax Authorities. On April 4, 2011 Brightpoint Norway filed a request with the appeal court for the case to be heard by the Norway Supreme Court. On May 11, 2011 the request was denied and therefore, the decision by the appeal court on March 4, 2011 is final. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted). The Company is currently seeking recovery for any amounts it may be entitled under indemnity rights with respect to this claim.

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

Brightpoint, Inc. is a global leader in providing supply chain solutions to leading stakeholders in the wireless industry. We provide customized logistic services including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, reverse logistics and repair services, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung and Sony Ericsson. We have operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.

Consolidated revenue was $1.3 billion and $3.7 billion for the three and nine months ended September 30, 2011, an increase of 51% and 49% compared to the same periods in prior year. The increase was primarily driven by growth in our distribution business due to the increased demand for smartphones, increased product supply compared to what was experienced in the prior year, and increased wireless devices sold in our North America operations due to a new distribution agreement with a group of exclusive dealers of a major network operator. Foreign currency fluctuations had a favorable impact on revenue of $45.5 million and $120.5 million for the three and nine months ended September 30, 2011 compared to the same periods in prior year. Total revenue increased 4% for both the three and nine months ended September 30, 2011 compared to the same periods in prior year as a result of the revenue generated by Touchstone Wireless Repair and Logistics, L.P. (Touchstone Wireless).

On September 28, 2011 we entered into the Fifth Amendment to our Credit Agreement dated as of February 16, 2007, and amended on July 31, 2007, November 20, 2007, March 12, 2009, and November 23, 2010. The Fifth Amendment: (i) increases the total borrowing capacity to $500 million from the prior capacity of approximately $450 million; (ii) extends the maturity date until September 2016; (iii) allows investments for joint ventures up to $30 million in the aggregate; (iv) reduces the interest rate to 2.25% over LIBOR, or approximately 2.50%, as of September 30, 2011, which is approximately 50 basis points lower than under the previous credit facility; and (v) increases the allowance for factored receivables to $250 million in operations outside of the U.S. from the prior allowance of $150 million. Consistent with the prior Credit Agreement, the amended agreement contains covenants requiring a maximum leverage ratio below 3.0 and a fixed charge ratio above 2.0. The increase in the borrowing capacity is in response to our strategy to grow our business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions.

RESULTS OF OPERATIONS

Revenue and wireless devices handled by division and service line

	Three Months Ended September 30,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$152,269	13%	$102,816	13%	48%
Asia-Pacific	509,188	42%	257,456	32%	98%
EMEA	546,539	45%	448,665	55%	22%

Total	$1,207,996	100%	$808,937	100%	49%

Logistic services revenue
Americas	$92,035	71%	$52,137	65%	77%
Asia-Pacific	11,215	9%	11,418	14%	(2%)
EMEA	26,899	20%	16,537	21%	63%

Total	$130,149	100%	$80,092	100%	62%

Total revenue
Americas	$244,304	18%	$154,953	17%	58%
Asia-Pacific	520,403	39%	268,874	30%	94%
EMEA	573,438	43%	465,202	53%	23%

Total	$1,338,145	100%	$889,029	100%	51%

	Three Months Ended September 30,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	771	12%	682	13%	13%
Asia-Pacific	1,895	31%	1,468	29%	29%
EMEA	3,513	57%	2,919	58%	20%

Total	6,179	100%	5,069	100%	22%

Wireless devices handled through logistic services
Americas	17,290	82%	16,647	84%	4%
Asia-Pacific	846	4%	1,007	5%	(16%)
EMEA	2,957	14%	2,184	11%	35%

Total	21,093	100%	19,838	100%	6%

Total wireless devices handled
Americas	18,061	66%	17,329	70%	4%
Asia-Pacific	2,741	10%	2,475	10%	11%
EMEA	6,470	24%	5,103	20%	27%

Total	27,272	100%	24,907	100%	9%

	Nine Months Ended September 30,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$440,560	13%	$299,545	13%	47%
Asia-Pacific	1,307,183	40%	682,482	31%	92%
EMEA	1,536,891	47%	1,254,358	56%	23%

Total	$3,284,634	100%	$2,236,385	100%	47%

Logistic services revenue
Americas	$288,768	72%	$159,252	67%	81%
Asia-Pacific	33,249	8%	26,621	11%	25%
EMEA	81,289	20%	50,677	22%	60%

Total	$403,306	100%	$236,550	100%	70%

Total revenue
Americas	$729,328	20%	$458,797	19%	59%
Asia-Pacific	1,340,432	36%	709,103	28%	89%
EMEA	1,618,180	44%	1,305,035	53%	24%

Total	$3,687,940	100%	$2,472,935	100%	49%

	Nine Months Ended September 30,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,221	14%	1,952	14%	14%
Asia-Pacific	4,870	30%	4,264	30%	14%
EMEA	9,128	56%	7,879	56%	16%

Total	16,219	100%	14,095	100%	15%

Wireless devices handled through logistic services
Americas	54,139	83%	47,883	86%	13%
Asia-Pacific	2,910	4%	2,302	4%	26%
EMEA	8,175	13%	5,425	10%	51%

Total	65,224	100%	55,610	100%	17%

Total wireless devices handled
Americas	56,360	69%	49,835	71%	13%
Asia-Pacific	7,780	10%	6,566	9%	18%
EMEA	17,303	21%	13,304	20%	30%

Total	81,443	100%	69,705	100%	17%

The following table presents the percentage changes in revenue for the three and nine months ended September 30, 2011 by service line compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, foreign currency, and acquisitions.

	2011 Percentage Change in Revenue vs. 2010
	Wireless devices handled (1)	Average Selling Price (2)	Non-handset based revenue (3)	Foreign Currency	Acquisitions (4)	Total Percentage Change in Revenue
Three months ended September 30, 2011:
Distribution	16%	27%	1%	5%	0%	49%
Logistic services	1%	1%	15%	2%	43%	62%
Total	15%	25%	2%	5%	4%	51%

Nine months ended September 30, 2011:
Distribution	9%	32%	1%	5%	0%	47%
Logistic services	7%	1%	18%	2%	42%	70%
Total	9%	29%	2%	5%	4%	49%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of handsets and tablets sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.
(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of handsets and tablets sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.
(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
(4)	Acquisitions represents the percentage change in revenue from the incremental revenue generated from the acquisition of Touchstone Wireless on December 23, 2010.

The increase in wireless devices sold through distribution for the three and nine months ended September 30, 2011 was primarily driven by an increase in wireless devices sold in our Europe, Middle East, and Africa (EMEA) division due to improved availability of higher-end devices compared to the prior year, the ramp-up of a distribution agreement to sell wireless devices to a group of dealers of a major network operator in North America, an increase in wireless devices sold at our India operations due to an expanded relationship with a wireless device manufacturer that began in the fourth quarter of 2010, and an increase in wireless devices sold in our Southeast Asia operations due to a shift in the mix of wireless devices sold during the second half of the prior year. During the third quarter of 2010 there was a reduction of purchases from our primary supplier in Southeast Asia that caused an initial decrease in wireless devices sold. We mitigated this reduction with expanded relationships with other wireless device manufacturers in the region. We experienced growth during 2011 with increases of 26% and 7% in wireless devices sold in Southeast Asia for the three and nine months ended September 30, 2011 compared to the same periods in prior year. The launch of tablet programs during the second quarter of 2011 also contributed to the increase in wireless devices sold through distribution, generating $27.4 million and $82.3 million in revenue for the three and nine months ended September 30, 2011.

The increase in distribution average selling price for the three and nine months ended September 30, 2011 was due to a higher mix of smartphones and tablets sold in all three divisions. The mix of smartphones sold through distribution increased from 39% of the total handsets sold for the nine months ended September 30, 2010 to 56% of the total handsets sold for the nine months ended September 30, 2011.

The increase in logistic services revenue for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to the revenue generated from Touchstone Wireless. Excluding the impact of Touchstone Wireless, logistic services revenue increased approximately 19% for the three months ended September 30, 2011 primarily due to the increase in non-handset based revenue and 28% for the nine months ended September 30, 2011, primarily due to the increase in non-handset based revenue and an increase in wireless devices handled.

The increase in non-handset based logistic services revenue for the three and nine months ended September 30, 2011 was primarily due to increased revenue from non-handset fulfillment programs for a wireless device manufacturer in EMEA as well as increased volumes for non-handset based logistic services performed in our North America operation compared to the same periods in prior year.

The increase in wireless devices handled through logistic services for the nine months ended September 30, 2011 was primarily driven by the addition of new customers during the first quarter and increased services provided to existing customers in our North America operation, expanded services at our Sweden operation, new logistic services provided for tablets, an increase in units handled in Australia as a result of the consolidation of our primary customer and another mobile operator, and an increase in units handled in our Middle East and Africa operations.

Gross Profit and Gross Margin

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011	% of Total	2010	% of Total	Change		2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)						(Amounts in 000s)
Distribution	$45,062	48%	$35,261	46%	28%		$120,666	44%	$102,736	47%	17%
Logistic services	49,193	52%	41,225	54%	19%		153,246	56%	116,928	53%	31%

Gross Profit	$94,255	100%	$76,486	100%	23%		$273,912	100%	$219,664	100%	25%

Distribution	3.7%		4.4%		(0.7	) points	3.7%		4.6%		(0.9	) points
Logistic services	37.8%		51.5%		(13.7	) points	38.0%		49.4%		(11.4	) points
Gross Margin	7.0%		8.6%		(1.6	) points	7.4%		8.9%		(1.5	) points

The increase in logistic services gross profit for the three months ended September 30, 2011 was due to incremental gross profit generated from the acquired Touchstone Wireless operations and increased gross profit from non-handset fulfillment programs in EMEA. The increase in gross profit for the three months ended September 30, 2011 was offset by a decrease in gross profit in our Americas division due to an increase in operating expenses associated with expanding operational capacities and the impact of contributing a portion of our Latin America operations to Intcomex. The increase in distribution gross profit for the three and nine months ended September, 30, 2011 was primarily due to an increase in gross profit generated in the Asia-Pacific region as a result of a shift in the mix of wireless devices sold from feature phones to smartphones in our Southeast Asia operation. The gross profit per wireless device sold by our Southeast Asia operation during the nine months ended September 30, 2011 was higher than the same period in 2010.

The decrease in gross margin from logistic services for the three and nine months ended September 30, 2011 was partially due to the Touchstone Wireless business, which has a lower gross margin profile primarily due to a lower gross margin earned on spare parts used in repair services. Excluding the impact of Touchstone Wireless, logistic services gross margin was 41.4% and 41.9% for the three and nine months ended September 30, 2011. The decrease in logistic services gross margin excluding Touchstone Wireless was due to a shift in the mix of logistic services to lower margin non-handset based services provided in our EMEA division and an increase in operating costs associated with expanding operational capacities in our Americas division.

The decrease in gross margin from distribution for the three and nine months ended September 30, 2011 compared to the same period in the prior year was partially due to a shift in the mix of wireless devices sold in our Southeast Asia operation and a higher mix of business from this lower margin operation. This shift in the mix of wireless devices sold as well as a higher mix of business from this operation represented 0.1 and 0.4 percentage points of the decrease of distribution gross margin compared to the three and nine months end September 30, 2010. However, this operation generated a higher gross profit per unit for the three and nine months ended September 30, 2011 compared to the same periods in the prior year and continues to generate a higher return on invested capital (ROIC) and a lower cash conversion cycle than our distribution business in other divisions. We expect the shift in the Southeast Asia operations to continue to generate a lower distribution gross margin, higher gross profit per device and a higher ROIC in the future as compared to our other operations.

The decrease in distribution gross margin for the three and nine months ended September 30, 2011 was also partially due to a decrease in margins in the Americas and EMEA divisions. The reduction in distribution gross margin in the Americas division was primarily due to increased competition in the marketplace. The decrease in distribution gross margin in EMEA for the three and nine months ended September 30, 2011 was due to increased competition in the distribution of smartphones and tablets. In addition to the previous factors mentioned, the decrease in distribution gross margin in EMEA for the nine months ended September 30, 2011 was partially due to the decision to sell product at lower margins earlier in the year in an effort to gain market share. The gain in market share resulted in an increase in distribution wireless devices sold in our EMEA division of 20% and 16% for the three and nine months ended September 30, 2011.

Selling General and Administrative (SG&A) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in 000s)			(Amounts in 000s)
SG&A expenses	$65,071	$57,407	13%	$200,180	$167,760	19%

The increase in SG&A expenses for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was partially attributed to incremental SG&A expenses of Touchstone Wireless. SG&A expenses for Touchstone Wireless were $2.1 million and $7.8 million for the three and nine months ended September 30, 2011. Fluctuations in foreign currencies increased SG&A expenses by $3.5 million and $9.6 million for the three and nine months ended September 30, 2011 compared to the same periods in prior year. The remainder of the increase for the nine months ended September 30, 2011 is due to $3.1 million of separation expense for our former CFO that was incurred during the second quarter as well as an increase in personnel expense, professional fees and other costs to support certain global initiatives.

SG&A expenses included $3.2 million and $9.6 million of non-cash stock based compensation expense for the three and nine months ended September 30, 2011 compared to $2.3 million and $7.9 million for the same periods in the prior year. The increase in non-cash stock based compensation compared to the same periods in the prior year was primarily due to the vesting of additional discretionary awards awarded in the prior year.

Amortization Expense

Amortization expense was $6.0 million and $17.8 million for the three and nine months ended September 30, 2011 compared to $3.7 million and $11.2 million for the same periods in the prior year. The increase in amortization expense for the three and nine months ended September 30, 2011 compared to the same periods in the prior year is primarily due to the amortization of finite-lived intangible assets acquired in the purchase of Touchstone Wireless in December 2010.

Restructuring Charge

Restructuring charge was $3.1 million and $7.3 million for the three and nine months ended September 30, 2011. During the second quarter of 2011, we announced a plan to relocate our Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into our existing facilities in Fort Worth, Texas and Plainfield,

Indiana. The Company is also closing an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. We recorded $1.7 million and $3.8 million of severance, lease termination, asset impairment, and other charges in relation to this plan during the three and nine months ended September 30, 2011.

Severance, lease termination and asset impairment charges of $1.3 million and $3.3 million were recorded for the three and nine months ended September 30, 2011 in connection with continued global entity consolidation and rationalization related to the implementation of Centers of Excellence and a Shared Services Center in the EMEA division. The charge for the nine months ended September 30, 2011 is offset by a $0.2 million reversal of severance charges related to the settlement of a dispute with a former employee. We recorded $0.1 million and $0.4 million of severance charges for headcount reduction in our Asia-Pacific and Americas divisions for the three and nine months ended September 30, 2011. The continued optimization of our facilities might result in future restructuring charges.

Restructuring charge was $0.9 million and $2.8 million for the three and nine months ended September 30, 2010. The restructuring charge primarily consists of severance and lease termination charges in connection with continued global entity consolidation and rationalization.

Operating Income from Continuing Operations

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011	% of Total	2010	% of Total	Change	2011	% of Total	2010	% of Total	Change
	(Amounts in 000’s)					(Amounts in 000’s)
Americas	$13,261	66%	$12,216	84%	9%	$45,862	94%	$37,795	100%	21%
Asia-Pacific	11,746	59%	8,018	55%	46%	25,795	53%	18,715	49%	38%
EMEA	8,307	41%	5,593	39%	48%	18,507	38%	13,590	36%	36%
Corporate	(13,255)	(66%)	(11,354)	(78%)	17%	(41,558)	(85%)	(32,160)	(85%)	29%

Total	$20,059	100%	$14,473	100%	39%	$48,606	100%	$37,940	100%	28%

Operating Income as a Percent of Revenue by Division:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Americas	5.4%	7.9%	(2.5) points	6.3%	8.2%	(1.9) points
Asia-Pacific	2.3%	3.0%	(0.7) points	1.9%	2.6%	(0.7) points
EMEA	1.4%	1.2%	0.2 points	1.1%	1.0%	0.1 points
Total	1.5%	1.6%	(0.1) points	1.3%	1.5%	(0.2) points

The increase in operating income for the three and nine months ended September 30, 2011 was primarily due to increased business in our Southeast Asia operations, incremental operating income from the acquired Touchstone Wireless operations, increased gross profit generated by our EMEA division related to a new accessories fulfillment program that began in the third quarter of 2010 and increased distribution business due to a reduction in product supply constraints that were experienced in the prior year. These increases were partially offset by increases in SG&A expenses, amortization and restructuring costs, as previously discussed.

Operating income as a percentage of revenue decreased 0.1 percentage point and 0.2 percentage points for the three and nine months ended September 30, 2011. The decline for the three and nine months ended September 30, 2011 was primarily due to a decrease in distribution gross margin in the Americas division, an increase in operating expenses in our Americas division associated with expanding operational capacities, the shift in the mix of wireless devices sold in our Southeast Asia operations to a higher mix of devices with higher average selling prices, higher gross profit, and lower gross margins, as well as increases in SG&A expenses, amortization and restructuring costs, as previously discussed.

Interest, net

The components of interest, net are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in 000s)			(Amounts in 000s)
Interest expense	$4,102	$2,095	96%	$11,956	$6,385	87%
Interest income	(203)	(428)	(53%)	(732)	(1,022)	(28%)

Interest, net	$3,899	$1,667	134%	$11,224	$5,363	109%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The increase in interest expense for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to an increase of borrowings on our Global Credit Facility and an increase in the interest rate on the credit facility of approximately 150 basis points as a result of the amendment to the Global Credit Facility completed in the fourth quarter of 2010. We entered into an amendment to our existing credit agreement on September 28, 2011 that reduces the interest rate by approximately 50 basis points. Average daily debt was $314.9 million for the three months ended September 30, 2011 compared to $220.0 million for the same period in prior year.

Gain on investment in Intcomex, Inc.

On April 19, 2011, we completed our investment in the U.S. based company Intcomex, Inc. Under this agreement, we invested cash of $13.0 million and contributed our Colombia and Guatemala operations and certain of our other Latin America operations, excluding certain legacy business in Puerto Rico, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. We also hold a seat on the Intcomex Board of Directors. The investment is an equity method investment and our share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of operations three months in arrears in order to meet our reporting deadlines. An immaterial amount of income is included in earnings for the three months ended September 30, 2011. The investment is included in “Other assets” in the Consolidated Balance Sheet. We recorded a $3.0 million non-cash, non taxable gain on investment for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed. The carrying value of the Company’s investment in Intcomex is greater than 23% of the book value of Intcomex’s equity. This difference is allocated to an unrecorded intangible asset to reflect the unique customers and geographic footprint of the Intcomex operations. The difference will be amortized over seven years and will offset the Company’s share of the income reported by Intcomex.

Legal Settlement

During the third quarter of 2010, we incurred a charge of $0.9 million related to the settlement of a legal dispute with the landlord of the former headquarters of Dangaard Telecom in Denmark. This contingency was acquired with the 2007 acquisition of Dangaard Telecom. In 2006 Dangaard Telecom had terminated the lease of its headquarters after a fire caused by another tenant destroyed the building, and the landlord failed to renovate the property. The landlord disputed the lease termination and claimed damages.

Other Expense (Income)

Other expense was $1.0 million and $2.4 million for the three and nine months ended September 30, 2011 compared to other income of $1.1 million and $1.5 million for the same periods in the prior year. The increase in other expense for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to an increase in foreign currency losses. Our share of earnings in Intcomex is included in “other expense (income),” which was immaterial for the three and nine months ended September 30, 2011.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(Amounts in 000s)				(Amounts in 000s)
Income tax expense	$2,080	$1,598	30%		$5,172	$9,750	(47%)
Effective tax rate	13.7%	12.3%	1.4	points	13.6%	29.4%	(15.8	) points

Income tax expense for the three months ended September 30, 2011 included $0.9 million of income tax benefit related to the reversal of valuation allowances on certain U.S. foreign tax credits and foreign net operating loss tax assets that are expected to be utilized and $0.6 million of tax benefit related to the expiration of the statute of limitations on certain tax positions.

Income tax expense for the nine months ended September 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that are expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries, $2.1 million of income tax benefit related to the reversal of valuation allowances on certain U.S. foreign tax credits and foreign net operating loss tax assets that are expected to be utilized, and $0.6 million of tax benefit related to the expiration of the statute of limitations on certain tax positions.

Income tax expense for the three months ended September 30, 2010 included $0.9 million of income tax benefit related to income tax return to provision adjustments and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that were expected to be utilized.

Income tax expense for the nine months ended September 30, 2010 included $0.8 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that were no longer expected to be utilized, $0.2 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses, and $0.6 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that were expected to be utilized.

Excluding these income tax benefits, the effective income tax rate for the three and nine months ended September 30, 2011 was 23.4% and 25.8% compared to 23.4% and 27.9% for the three and nine months ended September 30, 2010. The decrease in the effective income tax rate for the nine months ended September 30, 2011 was primarily due to a shift in mix of income among markets in which we operate.

Discontinued Operations

The consolidated statements of operations reflect the reclassification of the results of operations of our operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Income from discontinued operations, net of income taxes, was $0.7 million and $0.9 million for the three and nine months ended September 30, 2011, compared to a loss of $1.6 million and $9.2 million for the three and nine months ended September 30, 2010 primarily due to fluctuations in foreign currencies.

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

The table below shows our liquidity calculation.

(Amounts in 000s)	September 30, 2011	December 31, 2010	% Change
Unrestricted cash	$25,148	$41,103	(39%)
Unused borrowing availability	374,812	405,588	(8%)

Liquidity	$399,960	$446,691	(10%)

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. However, we may not have access to all of the unused borrowing availability because of covenant restrictions in our credit agreements. We believe funds generated from the expected results of operations, available unrestricted cash and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $36.6 million remaining for potential share repurchases under our previously announced $130 million share repurchase program and investment opportunities for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities. As of September 30, 2011, we had $22.7 million of cash and cash equivalents held by foreign subsidiaries. We consider any cash and cash equivalents held by foreign subsidiaries to be permanently reinvested to meet non-US liquidity needs.

Total liquidity decreased by $46.7 million during the nine months ended September 30, 2011, partially due to a high accounts payable balance at year end as one of our key global vendors experienced invoicing issues during the fourth quarter of 2010. Liquidity would have been $53.0 million lower at December 31, 2010 had these invoicing issues not occurred. The decrease in liquidity was also due to the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an investment in Intcomex of $13.0 million in April 2011, an increase in capital expenditures to build out the facilities purchased and an increase in working capital requirements for the increased volume in our distribution business.

Consolidated Statement of Cash Flows

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Nine Months Ended September 30,
	2011	2010	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(21,453)	$23,370	$(44,823)
Investing activities	(73,817)	(17,637)	(56,180)
Financing activities	78,949	(61,876)	140,825
Effect of exchange rate changes on cash and cash equivalents	490	2,814	(2,324)

Net increase (decrease) in cash and cash equivalents	$(15,831)	$(53,329)	$37,498

Net cash used in operating activities was $21.5 million for the nine months ended September 30, 2011 compared to cash provided by operating activities of $23.4 million for the same period in the prior year. During the fourth quarter of 2010, one of our key global vendors experienced invoicing issues, which caused an unusually high accounts payable balance at year end. These invoices for approximately $53.0 million were paid in January 2011. Net cash provided by operating activities would have been approximately $31.5 million for the nine months ended September 30, 2011 had these invoicing issues not occurred. Excluding the impact of these invoicing issues, cash provided by operating activities increased by $8.1 million compared to the prior year primarily due to a decrease in cash used by working capital requirements. The decrease in cash used by working capital requirements was due to longer payment terms offered by suppliers in our Southeast Asia operation.

Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2011 compared to $17.6 million for the same period in the prior year. Net cash used for investing activities for the nine months ended September 30, 2011 includes an investment in Intcomex of $13.0 million, the purchase of a facility in Reno, Nevada for $11.7 million plus closing costs as well as a $2.6 million contingent earn-out payment related to the 2008 acquisition of Hugh Symons Group Ltd.’s wireless distribution business. The remaining portion of net cash used for investing activities primarily relates to the build out of facilities purchased in 2010 and 2011 and other capital expenditures.

Net cash provided by financing activities was $78.9 million for the nine months ended September 30, 2011 compared to net cash used in financing activities of $61.9 million for the same period in the prior year. The change is primarily due to a decrease in treasury stock repurchases under a previously announced share repurchase program of $75.8 million as well as an increase in net debt borrowings of $64.7 million compared to the same period in prior year to fund the investing activities discussed above.

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

	Three Months Ended
	September 30, 2011	September 30, 2010	June 30, 2011
Days sales outstanding in accounts receivable	23	30	27
Days inventory on-hand	28	20	26
Days payable outstanding	(44)	(41)	(48)

Cash Conversion Cycle Days	7	9	5

For the three months ended September 30, 2011, the cash conversion cycle decreased 2 days compared to the same period in the prior year. Days sales outstanding decreased by 7 days and days payable outstanding increased 3 days. These fluctuations were partially offset by an increase in days inventory on-hand by 8 days. Days sales outstanding decreased due to a higher percentage of overall revenue from the Southeast Asia operation compared to prior year. The Southeast Asia operations have a short days sales outstanding metric due to shorter payment terms offered to their customers. Days payable outstanding increased mainly due extended payment terms from our primary supplier in Southeast Asia. The increase in days inventory on-hand was primarily due to higher inventory levels in EMEA due to supply constraints that were experienced during the prior year that did not recur in the current year.

Borrowings

The table below summarizes the borrowing capacity that was available to us as of September 30, 2011 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability
Global Credit Facility	500,000	158,012	1,165	340,823
Other	46,500	12,511	—	33,989

Total	$546,500	$170,523	$1,165	$374,812

We have $3.6 million of guarantees and $1.0 million of short-term borrowings that do not impact our net availability. Average daily debt outstanding was approximately $314.9 million for the three months ended September 30, 2011, which includes the impact of the purchase of Touchstone Wireless in December 2010 for $75.7 million, net of cash acquired, the purchase of a facility in Plainfield, Indiana for $18.4 million in December 2010, the purchase of a facility in Reno, Nevada for $11.7 million in February 2011, an investment in Intcomex for $13.0 million, an increase in capital expenditures as well as increased working capital requirements for the increased volume in our distribution business. At September 30, 2011 we were in compliance with the covenants in our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month consolidated cash flow divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

Ratio	Global Credit Facility covenant	Company ratio at September 30, 2011
Maximum leverage ratio	Not to exceed 3.0:1.0	1.2:1.0
Fixed charge coverage ratio	Not below 2.0:1.0	4.3:1.0

We believe that we will continue to be in compliance with our debt covenants for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on their evaluation, as of September 30, 2011, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of September 30, 2011, there is approximately $36.6 million of availability remaining under the previously announced share repurchase program that allows for share repurchases of up to $130 million. The share repurchase program expires on December 31, 2012.

We did not repurchase any shares of common stock under the share repurchase program during the third quarter of 2011. As of September 30, 2011, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Agreement for Supplemental Executive Retirement Benefit between the Company and Robert Laikin dated August 16, 2011. (1)

10.2	Amended and Restated Agreement for Supplemental Executive Retirement Benefit between the Company and J. Mark Howell dated August 16, 2011. (1)

10.3	Employment Agreement between Brighpoint, Inc. and Robert L. Colin, effective August 29, 2011. (2)

10.4	Fifth Amendment, dated September 28, 2011 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Cautionary Statements (3)

101	The following material from Brightpoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements. (3)

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 19, 2011.
(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 30, 2011.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc. (Registrant)

Date: October 27, 2011	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2011	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 27, 2011	/s/ Robert L. Colin
Robert L. Colin
Senior Vice President, Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)