Form 10-K
period 2011-12-31
BRIGHTPOINT INC
filed 2012-02-29
CIK 918946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

1-12845

(Commission File no.)

Brightpoint, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1778566
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2011 which was the last business day of the registrant’s most recently completed second fiscal quarter was $541,465,740.

The number of shares of Common Stock outstanding as of February 24, 2012: 68,952,837

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2012, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1. Business.

General

Brightpoint, Inc. is a global leader in providing device lifecycle services to the wireless industry. We provide customized logistic services, including demand planning, procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management and other services within the global wireless industry. In 2011, we handled approximately 112.2 million wireless devices, including tablets. We handled approximately 89.1 million wireless devices through our logistic services business and approximately 23.0 million wireless devices through our distribution business.

Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Sony Ericsson and ZTE.

We have operations centers and/or sales offices in various countries, including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. We also have a presence in several Latin America countries through our investment in Intcomex, Inc. (Intcomex), a leading distributor of information technology and wireless products and services focused solely on serving Latin America and the Caribbean.

We were incorporated under the laws of the State of Indiana in August 1989 under the name Wholesale Cellular USA, Inc. and reincorporated under the laws of the State of Delaware in March 1994. In September 1995, we changed our name to Brightpoint, Inc. In June 2004, we reincorporated under the laws of the State of Indiana under the name of Brightpoint, Inc.

Our website is www.BrightPoint.com. We make available, free of charge, at this website our Code of Business Conduct, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC). The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Brightpoint, Inc., 7635 Interactive Way, Suite 200, Indianapolis, Indiana 46278, telephone number: (877) 447-2355.

Unless the context otherwise requires, the terms “BrightPoint,” “Company,” “we,” “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.

2011 Significant Developments

Intcomex. On April 19, 2011, we completed an investment in the U.S. based company Intcomex. Intcomex is a leading distributor of information technology and wireless products and services focused solely on the Latin America and the Caribbean markets. We invested cash of $13.0 million and contributed our Colombia and Guatemala operations and certain of our other Latin America operations, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. We also hold a seat on the Intcomex Board of Directors. The investment is an equity method investment.

Touchstone Wireless Operations Relocation. On May 17, 2011, we announced a plan to relocate our Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into our existing facilities in Fort Worth, Texas and Plainfield, Indiana. The relocation of operations and shut-down activities occurred during the second half of 2011. We also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. We incurred $5.2 million of restructuring costs during 2011 in relation to the aforementioned activities. Touchstone Wireless was acquired in December 2010 to expand our breadth of repair and reverse logistics services available through our existing North America operations.

Our Business

We believe that we are the largest dedicated provider of customized supply chain solutions to mobile operators, MVNOs, resellers, retailers and wireless equipment manufacturers. We have three reportable segments based on management responsibility of our geographic divisions: the Americas, Asia-Pacific and Europe, the Middle East, and Africa (EMEA). Each segment generates revenue from two primary product lines: product distribution and logistic services. Financial information about our operating segments, including geographic information, is included in Note 1 of the Notes to Consolidated Financial Statements.

Product Distribution (which we sometimes refer to as “Channel Sales and Services”). In our product distribution activities, we provide distribution services to leading wireless device manufacturers through the purchase of a wide variety of wireless voice and data products for delivery to our customers. Product distribution requires an investment of working capital due to the fact that in these arrangements we take ownership of the products and receive them in our facilities or have them drop-shipped directly to our customers. We actively market and sell these products to our worldwide customer base of approximately 25,000 business-to-business (B2B) customers. Product distribution revenue includes the value of the product sold and typically generates significantly higher revenue per unit, as compared to our logistic services revenue, which does not include the value of the product. We frequently review and evaluate wireless voice and data products in determining the mix of products purchased for distribution and attempt to acquire distribution rights for those products that we believe have the potential for enhanced financial return and significant market penetration. Cost of revenue for product distribution includes the costs of the products sold and other direct and indirect costs such as freight, labor and rent expense.

The wireless devices we distribute include a variety of devices designed to operate on various operating platforms and feature brand names such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung, Sony Ericsson and ZTE. We also distribute accessories used in connection with wireless devices, such as batteries, chargers, memory cards, car-kits, cases and “hands-free” products. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide mobile operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of those customers.

Product Distribution Overview

	2011	2010	2009
% of Total revenue	90%	91%	89%
% of Wireless devices handled	21%	20%	23%
% of Gross profit	46%	48%	43%
Gross margin	3.7%	4.6%	4.2%
Wireless devices sold (millions)	23.0	19.4	19.1
Handset average selling price	$192	$159	$135
Smartphone % to total handsets sold	57%	41%	n/a

Logistic Services (which we sometimes refer to as “Supply Chain Solutions”). Our logistic services include procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management, sale of prepaid airtime, and other services. Generally, logistic services are fee-based services. In many of our markets, we have contracts with mobile operators and wireless equipment manufacturers to which we provide our logistic services. These customers include, but are not limited to, operating companies or subsidiaries of Debitel (Denmark and Germany), MetroPCS (United States), MTN (Africa), Research in Motion (United States and Slovakia), Sprint (United States), Tele2 (Sweden), T-Mobile USA (United States), T-Mobile Slovensko (Slovakia), TracFone (United States), and Vodafone (Australia, New Zealand and Germany). Cost of revenue for logistic services is primarily composed of costs such as freight, labor and rent expense. Since we generally do not take ownership of the inventory in our logistic services arrangements and the accounts receivable are lower due to the fee-based nature of these services, the invested capital requirements and the risks assumed in providing logistic services generally are significantly lower than for our distribution business.

Repair, Refurbish and Recycle Services. In our repair, refurbish and recycle services business, we test, identify, and prepare wireless devices and accessories for resale, as well as repair, refurbish and repackage wireless devices and accessories to customers’ required specifications. We have contracts with various mobile operators and wireless equipment manufacturers to provide these services, which primarily include T-Mobile and Alltel Wireless.

Fees earned from repair, refurbish and recycle services are included in logistic services revenue. The cost of revenue for repair, refurbish and recycle services includes the cost of spare parts and other direct and indirect costs such as freight, labor and rent expense. Wireless devices handled through our repair, refurbish and recycle services are not included in our reported wireless devices handled as this business primarily handles used devices.

Activation Services. In our activation services business, we provide wireless activation solutions for our clients through retail, enterprise and online channels. We market these services under the Actify brand name in the United States and have activation agreements with AT&T, Sprint, T-Mobile, Sprint Prepaid (under the Boost and Virgin Mobile brands), and Verizon Wireless to support the activation of wireless converged, embedded and mobile broadband devices. We establish and manage a network of authorized channel partners that include retailers, corporate enterprises, value added resellers and OEMs. We provide our channel partners with access to authorized products and support them through commissions management, e-commerce procurement solutions, sales and marketing programs, merchandising programs, training programs, incentive programs and cooperative advertising. As our channel partners activate or upgrade subscribers through our agency agreements, they earn commissions. Through these agreements, we manage commissions from the mobile operators and pay the channel partners their pro-rata portion of the commissions after deducting our fees. For the mobile operators, we provide them with incremental points of sale and alternative distribution under a variable-cost model subscribers acquisition and retention. Sales of wireless devices and related accessories to our network of channel partners are included in product distribution revenues and fees earned from commissions management services are included in logistic services revenue.

Prepaid Airtime. Through our prepaid airtime business model, we participate in the ongoing revenue stream generated by prepaid subscribers. We earn a commission from purchasing electronic activation codes from mobile operators and MVNOs and distributing them to retail channels. Much of our activity in the prepaid airtime business model is in our EMEA and Americas divisions. Sales of electronic activation codes to retail customers are included in logistic services revenue. We distribute prepaid airtime in many of our operations on behalf of mobile operators and MVNOs such as: Boost (United States), Virgin Mobile (United States), Sonofon (Denmark), Tele2 (Sweden) and TeliaSonera (Sweden).

Logistic Services Overview

	2011	2010	2009
% of Total revenue	10%	9%	11%
% of Wireless devices handled	79%	80%	77%
% of Gross profit	54%	52%	57%
Gross margin	37.4%	49.0%	43.9%
Wireless devices handled (millions)	89.1	79.4	64.2

Global Wireless Industry

The global wireless industry’s primary purpose is to provide mobile voice and data connectivity to subscribers. From 2010 to 2011, the estimated number of worldwide wireless subscribers increased from approximately 4.6 billion to approximately 4.9 billion. At the end of 2011, wireless penetration was estimated to be approximately 70% of the world’s population. During 2011, shipments of wireless handsets in the global wireless industry increased by approximately 11% to an estimated 1.6 billion wireless handsets. The replacement cycle remains the single biggest factor driving global wireless device sell-in demand. Compelling data centric services over fast networks should continue to fuel the future global demand for wireless devices. Ease of use and increased functionality of devices will continue to drive consumer demand for wireless devices and hence the replacement cycle. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. The industry data contained in this paragraph and elsewhere in this subsection is based on Company and industry analyst estimates.

We believe the following major trends are taking place within the global wireless industry. We plan to participate in these trends, although there are no assurances we will benefit from them:

Smartphones. We believe that some of the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (3G, 3.5G and 4G) with full Internet capabilities, compelling display technologies and touch screen enhancements, which should result in increasing penetration of smartphones. Mobile data

(mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. We estimate that smartphones were approximately 30% of total wireless handsets shipped in 2011, and we expect smartphones to be approximately 40% of the total wireless handsets shipped in 2012. While the new features, enhanced functionalities, smartphone penetration and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints, network capacity and other factors could negatively impact anticipated wireless device shipments.

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

Next Generation Systems. In order to provide a compelling service offering for their current and prospective subscribers, mobile operators continue to expand and enhance their systems by migrating to next generation systems such as 3G, 3.5G and 4G. These systems allow subscribers to send and receive email, capture and transmit digital images and video recordings (multimedia messages), play games, browse the Internet, watch television and take advantage of services such as monitoring services, point-of-sale transaction processing, machine-to-machine communications, location monitoring, sales force automation and customer relationship management. In order to realize the full advantage of these services and capabilities, many current subscribers will need to replace their wireless devices. As a result, the continued rollout of next generation systems is expected to be a key driver for replacement sales of wireless devices. 4G networks began rolling out in the United States during 2010 and expanded both in the United States and to other countries during 2011. The ability and timing of mobile operators to rollout these new services and manufacturers to provide devices, which use these technologies, might have a significant impact on consumer adoption and the rate of sale of replacement devices.

New or Expanding Industry Participants. With the opportunities presented by enhanced voice and data capabilities and an expanding market for wireless devices, many companies are entering or expanding their presence in the global wireless industry. In addition, companies such as Google and Microsoft (wireless device operating systems providers) and HTC, Research in Motion, and Apple (wireless device manufacturers) are bringing feature-rich operating systems or wireless devices to market in order to provide subscribers with capabilities that emulate their desktop computer. HTC, Google, Microsoft, Research in Motion and Apple continue to heighten competition with other existing manufacturers by providing consumers with more feature-rich products, broader selection and new market channels, which could result in increased wireless device shipments.

Pricing Factors and Average Selling Prices. Industry estimates suggest the global wireless industry’s average selling price for wireless devices increased in 2011 from 2010. The primary factor for the increase in average selling price was the increased percentage of smartphone devices shipped compared to the prior year. The increase in average selling prices of wireless devices could have a positive impact on our distribution revenue and gross profit. Changes in average selling prices of wireless devices have little to no impact on our revenue from logistic services, which are typically fee-based services.

Customers

We provide our products and services to a base of approximately 25,000 B2B customers consisting of mobile operators, MVNOs, manufacturers, independent agents and dealers, retailers, and other distributors.

In 2011, 2010 and 2009, aggregate revenues generated from our five largest customers accounted for approximately 29%, 16% and 22% of our total revenue. No customer accounted for 10% or more of our total revenue in 2011, 2010 or 2009. Aggregate revenues from our three largest customers in the Asia-Pacific region accounted for 16% of our total revenue and 46% of the Asia-Pacific division’s revenue during 2011.

We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are accepted from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Backlog is generally not material to our business because orders are generally filled shortly after acceptance. Our logistic services are typically provided pursuant to agreements with terms between one and three years and generally may be terminated by either party subject to a short notice period.

Purchasing and Suppliers

We have established key relationships with leading manufacturers of wireless voice and data equipment such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research In Motion, Samsung, Sony Ericsson and ZTE. We generally negotiate directly with manufacturers and suppliers in order to obtain inventories of brand name products. Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, features, and quality. Certain of our suppliers may provide favorable purchasing terms to us, including trade credit, price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers.

Total Distribution Wireless Devices Handled by Supplier

	2011	2010	2009
Nokia	27%	44%	57%
Research in Motion	20%	<10%	<10%
Samsung	19%	15%	11%
HTC	15%	10%	<10%

None of the products we sold from other suppliers accounted for 10% or more of our total distribution units handled in 2011, 2010 and 2009. Wireless devices handled by our logistic services product line is not impacted by supplier concentration as our logistic services customers have contracts directly with the suppliers.

We maintain agreements with certain of our significant suppliers, all of which relate to specific geographic areas. Certain agreements are subject to retention by manufacturers of certain direct accounts and restrictions regarding our sale of products supplied by certain other competing manufacturers and to certain mobile operators. Typically our agreements with suppliers are non-exclusive. Our supply agreements may require us to satisfy purchase requirements based upon forecasts provided by us, in which a portion of these forecasts might be binding. Our supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, subject to product availability, and shipped to our designated warehouses by common freight carriers.

Sales and Marketing

We promote our product lines and our capabilities through five service offerings: plan, market, customize, move and recover. We advertise in trade publications and attend various international, national and regional trade shows, as well as use direct mail solicitation, media advertising and telemarketing activities. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including Internet, print, television, and radio advertising.

During 2011 we hired a Chief Marketing Officer and expanded our professional marketing staff to undertake a number of key marketing initiatives and emphasize our diverse services offerings. Our sales efforts are coordinated in each of our three regional divisions by key personnel responsible for that particular division. Divisional management devotes a substantial amount of their time to developing and maintaining relationships with our customers and suppliers. In addition to managing the overall operations of the divisions, each division’s sales and operations centers are managed by either general or country managers who report to the appropriate member of divisional management and are responsible for the daily sales and operations of their particular location. Each country has sales associates who specialize in or focus on sales of our products and services to a specific customer or customer category (e.g., mobile operator, MVNOs, dealers and agents, reseller, retailer, subscriber, etc.). In addition, in many markets we have a dedicated sales force to manage most of our mobile operator relationships and to promote our logistic services, including our activation services and prepaid airtime business models.

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

Competition

We operate in a highly competitive industry and market and believe that such competition may intensify in the future. The markets for wireless voice and data products are characterized by intense price competition and significant price erosion over the lives of products. We compete principally on the basis of value in terms of price, capability, time, product knowledge, reliability, customer service and product availability. Our competitors may possess substantially greater financial, marketing, personnel and other resources than we do, which may enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns.

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

The markets for wireless communications products and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services to satisfy evolving industry and customer requirements. The wireless device industry is increasingly segmenting its product offerings and introducing products with enhanced functionality that compete with other consumer electronic products. In addition, products that reach the market outside of normal distribution channels, such as gray market resellers, may also have an adverse impact on our operations.

Our current competition varies by service line and division as follows:

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

For logistic services, specific competitors and the division in which they generally compete with us include Brightstar Corporation (all divisions), GENCO-ATC (Americas), New Breed Logistics (Americas), UPS Logistics (Americas), Arvato Logistics Services (EMEA), CEVA Logistics (EMEA) and Kuehne + Nagel (EMEA).

Repair, Refurbish and Recycle Services. Our repair, refurbish and recycle services business competes with companies that specialize in these services as well as general logistic services companies that provide repair, refurbish and recycle services as part of their service offerings.

For repair, refurbish and recycle services, specific competitors and the division in which they generally compete with us include Foxconn (Americas), GENCO-ATC (Americas), Moduslink-PTS (Americas), New Breed Logistics (Americas), and Valutech Outsourcing (Americas).

Activation Services. Our activation services business competes with other specialists who establish and manage independent authorized retailers and value-added resellers and with mobile operators who have the infrastructure necessary to manage their indirect channels.

For activation services, specific competitors and the division in which they generally compete with us include Vincent Huang & Associates (Americas), VIP Wireless (Americas), Ingram Micro (Americas), QDI (Americas), Wireless Advocates (Americas), Wireless Channels (Americas) and Avenir S.A. (EMEA).

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

For prepaid airtime, specific competitors and the division in which they generally compete with us include InComm (Americas), Vincent Huang & Associates (Americas), Alphyra (EMEA) and Euronet (EMEA).

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

For product distribution, specific competitors and the divisions that they generally compete with us include Brightstar Corporation (all divisions), Aerovoice (Americas), Tessco Technologies (Americas), Superior Communications (Americas), Reliance (Americas), PCD (Americas), Cellnet Group Ltd. (Asia-Pacific), Axcom (EMEA), 20:20 Logistics (EMEA) and Ingram Micro (all divisions).

Employees

As of December 31, 2011, we had 4,008 full-time employees and 2,168 temporary laborers. Details of employees and temporary laborers by division are as follows:

	Full-time Employees	Temporary Employees
Americas	2,168	1,733
Asia-Pacific	691	185
EMEA	1,018	250
Corporate	131	—

Total	4,008	2,168

Worldwide, our employees are not covered by a single collective bargaining agreement, although our employees are covered by collective bargaining agreements of various scopes and levels (industry, company, regional and/or national) in the following countries: Australia, Austria, Finland, Germany, New Zealand, Spain, Sweden and Switzerland.

Segment and Geographic Financial Information

Financial information concerning our segments and other geographic financial information is included in Note 1 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

There are many important factors that have affected, and in the future could affect our business, including the factors discussed below, which should be reviewed carefully, in conjunction with the other information contained in this Form 10-K. Some of these factors are beyond our control and future trends are difficult to predict. In addition, various statements, discussions and analyses throughout this Form 10-K are not based on historical fact and contain forward-looking statements. These statements are also subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by us. Readers are cautioned not to place undue reliance on any forward-looking statement contained in this Form 10-K and should also be aware that we undertake no obligation to update any forward-looking information contained herein to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

General risks related to our operations

Our operations could be harmed by fluctuations in regional demand patterns and economic factors. In prior years, the demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. Economic slow-downs in regions served by us, changes in promotional programs offered by mobile operators, or the reduction or elimination of subsidies on wireless devices sold by mobile operators may lower consumer demand, lengthen the replacement cycle and create higher levels of inventories in our distribution channels, which results in lower than anticipated demand for the products and services that we offer and can decrease our gross and operating margins. A prolonged economic slow-down in the United States or any other region in which we have significant operations could have severe negative implications to our business that may exacerbate many risk factors including, but not limited to, the following:

•	Counterparty risk:

•	Our customers, vendors and their suppliers (e.g., component manufacturers) may become insolvent and file for bankruptcy, which could negatively impact our results of operations.

•	Liquidity:

•

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

•	Demand:

•	A global or regional recession could result in severe job losses and lower consumer confidence, which could cause a decrease in demand for our products and services.

•	Prices:

•	Certain markets could experience deflation, which could negatively impact our average selling price and revenue.

We buy a significant amount of our products from a limited number of suppliers, and they may not provide us with competitive products at reasonable prices when we need them in the future. We purchase wireless devices, accessories, and spare parts that we sell from wireless communications equipment manufacturers, network operators and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our suppliers are generally non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry.

We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not offer us competitive products on favorable terms. From time to time we have been unable to obtain sufficient product supplies from manufacturers in many markets in which we operate. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, this may result in a loss of customers and cause a decline in our results of operations.

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

On April 19, 2011, we completed an investment in the U.S. based company Intcomex. Intcomex is a leading distributor of information technology and wireless products and services focused solely on the Latin America and the Caribbean markets. The investment is an equity method investment and our share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of income three months in arrears in order to meet our reporting deadlines. We can give no assurances that the investment in Intcomex will have a positive impact on our future earnings.

We rely to a great extent on trade secret and copyright laws and agreements with our key employees and other third parties to protect our proprietary rights. Our business success is substantially dependent upon our proprietary business methods and software applications relating to our information systems. We currently hold six patents relating to certain of our business methods.

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

We face potential risks associated with loss, theft or damage of our property or property of our customers.

For some customers, we house consigned inventory that is under their ownership. We face financial exposure to those customers if such inventory is lost, damaged or stolen. Although we take precautions against loss, theft or damage of our property and our customers’ property and we may insure against a portion of these risks, such insurance is expensive, may not be applicable to every loss we may experience and, even if applicable, may not be sufficient to cover every loss. Further, deductibles for such insurance may be substantial and may adversely affect our operations if we were to experience a loss, even if insured.

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

Our future operating results will depend on our ability to continue to increase volumes and maintain margins. A large percentage of our total revenues is derived from sales of wireless devices, a part of our business that operates on a high-volume, low-margin basis. Our ability to generate these sales is based upon demand for wireless voice and data products and our having adequate supply of these products. The gross margins that we realize on sales of wireless devices could be reduced due to increased competition or a growing industry emphasis on cost containment. However, a sales mix shift to fee-based logistic services may place negative pressure on our revenue growth while having a positive impact on our gross margins. Therefore, our future profitability will depend on our ability to maintain our margins or to increase our sales. We may not be able to maintain existing margins for products or services offered by us or increase our sales. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

Natural disasters, epidemics, hostilities and terrorist acts could disrupt our operations. Although we have implemented policies and procedures and have obtained insurance to minimize the effects of natural disasters, epidemics, outbreak of hostilities or terrorist attacks in markets served by us or on our facilities, the actual effect of any such events on our operations cannot be determined at this time. However, we believe any of these events could disrupt our operations and negatively impact our business.

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

Our implementation and continuing operation of European and North American Centers of Excellence may not be successful. The success of our strategy to optimize our European and North American operational and financial structure relies in large part on continuing the implementation and effectively operating our Centers of Excellence (supply chain delivery centers). The implementation of these Centers of Excellence requires substantial capital expenditures and requires significant time and attention from our management and operational personnel. In the event we are unsuccessful at the implementation or operating these Centers of Excellence or in the event the Centers of Excellence fail to yield the anticipated operational efficiencies then our strategy and operating results could be negatively impacted.

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

Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable, which could impair our cash flows and our financial position and cause a reduction in our results of operations. To mitigate credit risk we have obtained credit insurance on the majority of our receivables and in certain jurisdictions, we have entered into agreements with third-parties to factor certain accounts receivables.

We may not be able to grow at our historical or current rates or effectively manage future growth. During 2010 and 2011, we experienced domestic and international growth. There can be no assurances as to our ability to achieve future growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, it could materially harm our operations. Our inability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities and the execution of our strategy could cause our future earnings to decline. In addition, our growth prospects could be harmed by a decline in the global wireless industry generally or in one of our regional divisions, either of which could result in a reduction or deferral of expenditures by prospective customers.

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

We have debt facilities that could prevent us from borrowing additional funds, if needed. Our Global Credit Facility (credit facility) is secured by primarily all of our domestic assets and certain other foreign assets and stock pledges. Our borrowing availability is based primarily on a leverage ratio test, measured quarterly as total funded indebtedness over adjusted EBITDA, as defined in the credit facility agreement. Consequently, any significant decrease in adjusted EBITDA could limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our global credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness, sell certain assets and make certain payments, including but not limited to, dividends, repurchases of our common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets in the United States or assets of any other named borrower. If we violate any of these loan covenants, default on these obligations or become subject to a change of control, our indebtedness under the credit facility agreement would become immediately due and payable, and the banks could foreclose on their security.

We rely on our suppliers to provide trade credit and terms to adequately fund our on-going operations and product purchases. Our business is dependent on our ability to obtain adequate supplies of currently popular product at favorable pricing and on other favorable terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to increase the efficiency of our capital usage. The payment terms we receive from our suppliers are dependent on several factors, including, but not limited to:

•	pledged cash requirements;

•	our payment history with the supplier;

•	the supplier’s credit granting policies and contractual provisions;

•	our overall credit rating as determined by various credit rating agencies;

•	industry conditions;

•	our recent operating results, financial position and cash flows; and

•	the supplier’s ability to obtain credit insurance on amounts that we owe them.

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

In addition, changes to our detriment may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on our business and operations. We purchase and sell products and services in a number of foreign currencies, many of which have experienced fluctuations in currency exchange rates. In the past, we entered into forward exchange swaps, futures or options contracts as a means of hedging our currency transaction and balance sheet translation exposures. However, our local management has limited experience in engaging in these types of transactions. Even if done well, hedging may not effectively limit our exposure to a decline in operating results due to foreign currency translation. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We have ceased operations or divested several of our foreign operations because they were not performing to acceptable levels. These actions resulted in significant losses to us. We may in the future decide to divest certain existing foreign operations, which could result in our incurring significant additional losses.

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

The market price of our common stock may be volatile. The market price of our common stock has fluctuated significantly from time to time. The trading price of our common stock could experience significant fluctuations in the future due to a variety of factors, including but not limited to:

•	actual or anticipated variations in our quarterly operating results or financial position;

•	repurchases of common stock;

•	commencement of litigation;

•	the introduction of new services, products or technologies by us, our suppliers or our competitors;

•	changes in other conditions or trends in the wireless voice and data industry;

•	changes in governmental regulation and the enforcement of such regulation;

•	changes in the assessment of our credit rating as determined by various credit rating agencies;

•	changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general; and

•	consolidation of mobile operators.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We provide our wireless device lifecycle services from our sales and operations centers located in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of these facilities are occupied pursuant to operating leases except for three North American operations facilities that we own. The table below summarizes information about our sales and operations centers by operating division.

	Number of Locations(1)	Aggregate Square Footage
Americas	10	2,365,406
Asia-Pacific	8	197,788
Europe, Middle East and Africa	18	545,440

	36	3,108,634

(1)	Refers to facilities operated by the Company that are greater than 1,000 square feet.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol CELL. The following tables set forth, for the periods indicated, the high and low sale prices for our common stock as reported by the NASDAQ Stock Market.

2011	High	Low
First Quarter	$13.22	$8.77
Second Quarter	11.20	7.40
Third Quarter	10.54	7.37
Fourth Quarter	11.33	8.76

2010	High	Low
First Quarter	$8.00	$5.71
Second Quarter	8.45	6.98
Third Quarter	8.17	5.85
Fourth Quarter	9.42	6.83

At February 24, 2012, there were 287 shareholders of record.

We did not pay cash dividends during 2011 or 2010. Our credit facility agreement requires that we meet various compliance requirements prior to declaring or paying cash dividends, making capital contributions or other payments to shareholders. The Board of Directors intends to continue a policy of retaining earnings to finance the growth and development of the business and does not expect to declare or pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of December 31, 2011, there was approximately $36.6 million of availability remaining under the previously announced share repurchase program that allows for share repurchases of up to $130 million. The share repurchase program expires on December 31, 2012.

We did not repurchase any shares of common stock under the share repurchase program during the fourth quarter of 2011. As of December 31, 2011, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint, Inc. shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint, Inc. shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010.

The following line graph compares, from January 1, 2007 through December 31, 2011, the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the stocks comprising the S&P SmallCap 600 Index, NASDAQ Market Value Index, and the Morningstar Group Index (Electronics Distribution). The comparison assumes $100 was invested on January 1, 2007 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of all cash dividends, if any, paid on such securities. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon share price appreciation and not upon reinvestment of cash dividends. Historical share price is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG BRIGHTPOINT, INC., NASDAQ

MARKET INDEX, S&P SMALLCAP 600 INDEX AND MORNINGSTAR GROUP INDEX

Assumes $100 invested on January 1, 2007

Assumes dividends reinvested

Fiscal Years Ended December 31

	2006	2007	2008	2009	2010	2011
Brightpoint, Inc.	$100.00	$114.21	$32.34	$54.64	$64.90	$79.99
NASDAQ Market Index	$100.00	$110.65	$66.41	$96.54	$114.06	$113.16
S&P SmallCap 600	$100.00	$99.70	$68.72	$86.29	$108.98	$110.09
Morningstar Group Index	$100.00	$109.05	$56.36	$87.45	$112.36	$104.53

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
Revenue	$5,244,383	$3,593,239	$3,166,579	$4,331,252	$4,089,625
Gross profit	375,833	314,623	274,527	323,883	259,255
Operating income (loss) from continuing operations	72,688	60,409	36,633	(282,124)	62,428
Income (loss) from continuing operations	47,891	38,845	40,825	(325,450)	46,158
Total gain (loss) from discontinued operations, net of income taxes	941	(8,727)	(14,269)	(16,303)	1,582
Net income (loss) attributable to common shareholders	48,832	30,118	26,556	(342,114)	47,394

Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.71	$0.56	$0.51	$(4.16)	$0.75
Discontinued operations	0.01	(0.12)	(0.18)	(0.21)	0.03

Net income (loss)	$0.72	$0.44	$0.33	$(4.37)	$0.78

Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.70	$0.55	$0.50	$(4.16)	$0.73
Discontinued operations	0.01	(0.12)	(0.17)	(0.21)	0.02

Net income (loss)	$0.71	$0.43	$0.33	$(4.37)	$0.75

	2011	2010	2009	2008	2007
Working capital	$200,367	$30,312	$148,452	$234,741	$525,778
Total assets	1,506,911	1,247,841	1,013,991	1,146,360	1,972,361
Long-term obligations	246,542	90,000	97,017	175,607	441,521
Total liabilities	1,215,746	1,003,488	737,064	895,796	1,370,778
Shareholders’ equity	291,165	244,353	276,927	250,564	600,765

(1)	The consolidated statements of operations reflect the reclassification of the results of operations of our Italy, France, Poland, Philippines, Turkey and locally branded PC notebook business in Slovakia to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Operating data includes certain items that were recorded in the years presented as follows: restructuring charges in 2011, 2010, 2009, 2008 and 2007; the results of operations of the acquired Touchstone Wireless business in 2011; $3.0 million charge in 2011 related to a contingency from a contract that was acquired with the purchase of Dangaard Telecom in 2007; $3.1 million of expense in accordance with a mutual separation agreement between the Company and its former Chief Financial Officer in 2011; $3.0 million of non-taxable, non-cash gain related to the investment in Intcomex in 2011; $7.7 million non-cash gain on settlement of an indemnification claim in 2009; $16.3 million of tax benefits in 2009; $325.9 million goodwill impairment charge in 2008; $18 million of charges related to valuation allowances on certain tax assets that are no longer expected to be utilized in 2008; and $16.1 million of tax benefits in 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND RECENT DEVELOPMENTS

BrightPoint is a global leader in providing device lifecycle services to the wireless industry. We provide customized logistic services including demand planning, procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Sony Ericsson, and ZTE. We have operations centers and/or sales offices in 24 countries and a presence in 13 Latin American countries through our investment in Intcomex.

We measure our performance by focusing on certain key performance indicators such as the number of wireless devices handled, gross margin by service line, operating income, cash flow, cash conversion cycle, and liquidity. We also use return on invested capital (ROIC) and return on tangible capital (ROTC) to measure the effectiveness of the use of invested capital and tangible capital.

Significant developments and events in 2011 include:

Revenue and units handled. Revenue increased 46% to $5.2 billion and total wireless devices handled, including tablets, increased 14% to 112.2 million units for the year ended December 31, 2011. The increases were primarily driven by:

•	increased demand for higher average selling priced smartphones,

•	increased product supply compared to what was experienced in the prior year,

•	the launch of tablet programs during 2011, and

•	favorable foreign currency fluctuations of $106.6 million.

Intcomex. On April 19, 2011, we completed an investment in the U.S.-based company Intcomex. Intcomex is a leading distributor of information technology and wireless products and services focused solely on the Latin America and the Caribbean markets. We invested cash of $13.0 million and contributed our Colombia and Guatemala operations and certain of our other Latin America operations, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. We also hold a seat on the Intcomex Board of Directors. The investment is an equity method investment, and our share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of income three months in arrears in order to meet our reporting deadlines. Our share of Intcomex losses was immaterial for the year ended December 31, 2011. We recorded a $3.0 million non-cash, non taxable gain on investment for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets we contributed.

Touchstone Wireless Operations Relocation. On May 17, 2011 we announced a plan to relocate our Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into our existing facilities in Fort Worth, Texas and Plainfield, Indiana. The relocation of operations and shut-down activities occurred during the second half of 2011. We also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. We incurred $5.2 million of restructuring costs during 2011 in relation to the aforementioned activities.

Amendment to Global Credit Facility. On September 28, 2011 we entered into the fifth amendment to our credit facility agreement. The fifth amendment:

•	increased the total borrowing capacity to $500 million from the prior capacity of approximately $450 million,

•	extended the maturity date until September 2016,

•	allowed investments for joint ventures up to $30 million in the aggregate,

•	reduced the interest rate to 2.25% over LIBOR, or approximately 2.50%, as of December 31, 2011, which is approximately 50 basis points lower than under the previous credit facility agreement, and

•	increased the allowance for factored receivables to $250 million in operations outside of the U.S. from the prior allowance of $150 million.

Developments in 2012:

Customer Transition. In February 2012, we announced that our North America operation was notified that one of its logistic services customers will begin transitioning to a different service provider in April, 2012. We handled 6.8 million wireless devices in 2011 and 6.4 million wireless devices in 2010 on behalf of this customer, which represented 8% of total logistic services wireless devices handled in both 2011 and 2010. The transition of this customer is not expected to have a material impact on revenue but may have an adverse impact on gross profit, operating income, and net income.

We expect a higher than normal seasonal decline in industry units in the first quarter of 2012, with units expected to be down 15% to 20% compared to the fourth quarter of 2011.

2011 RESULTS OF OPERATIONS

Revenue and units handled by division and service line

	Years Ended December 31,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$609,642	13%	$433,367	13%	41%
Asia-Pacific	1,814,853	39%	953,535	29%	90%
Europe, Middle East and Africa	2,275,963	48%	1,871,572	58%	22%

Total	$4,700,458	100%	$3,258,474	100%	44%

Logistic services revenue
Americas	$389,866	72%	$222,178	66%	75%
Asia-Pacific	46,074	8%	38,430	12%	20%
Europe, Middle East and Africa	107,985	20%	74,157	22%	46%

Total	$543,925	100%	$334,765	100%	62%

Total revenue
Americas	$999,508	19%	$655,545	18%	52%
Asia-Pacific	1,860,927	35%	991,965	28%	88%
Europe, Middle East and Africa	2,383,948	46%	1,945,729	54%	23%

Total	$5,244,383	100%	$3,593,239	100%	46%

	Years Ended December 31,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,969	13%	2,683	14%	11%
Asia-Pacific	6,698	29%	5,423	28%	24%
Europe, Middle East and Africa	13,341	58%	11,296	58%	18%

Total	23,008	100%	19,402	100%	19%

Wireless devices handled through logistic services
Americas	73,380	82%	67,337	85%	9%
Asia-Pacific	4,123	5%	3,662	5%	13%
Europe, Middle East and Africa	11,642	13%	8,401	10%	39%

Total	89,145	100%	79,400	100%	12%

Total wireless devices handled
Americas	76,349	68%	70,020	71%	9%
Asia-Pacific	10,821	10%	9,085	9%	19%
Europe, Middle East and Africa	24,983	22%	19,697	20%	27%

Total	112,153	100%	98,802	100%	14%

The following table presents the percentage changes in revenue for the year ended December 31, 2011 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, foreign currency and acquisitions.

	2011 Percentage Change in Revenue vs. 2010
	Wireless devices handled (1)	Average Selling Price (2)	Non-handset based revenue (3)	Foreign Currency	Acquisitions (4)	Total Percentage Change in Revenue

Year ended December 31, 2011:
Distribution	13%	27%	1%	3%	0%	44%
Logistic services	5%	0%	15%	1%	41%	62%
Total	12%	25%	2%	3%	4%	46%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of handsets and tablets sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.
(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of handsets and tablets sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.
(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
(4)	Acquisitions represent the percentage change in revenue from the incremental revenue generated from the acquisition of Touchstone Wireless that closed on December 23, 2010.

The increase in wireless devices sold through distribution for the year ended December 31, 2011 was primarily driven by an increase in wireless devices sold in our EMEA division due to improved availability of higher-end devices compared to the prior year, the ramp-up of a distribution agreement to sell wireless devices to a group of dealers of a major network operator in North America, an increase in wireless devices sold at our India operations due to an expanded relationship with a wireless device manufacturer that began in the fourth quarter of 2010, and a 25% increase in wireless devices sold in our Southeast Asia operations compared to the prior year. The launch of tablets by wireless device manufacturers during 2011 also contributed to the increase in wireless devices sold through distribution, generating $142.3 million in revenue for the year ended December 31, 2011.

The increase in distribution average selling price for the year ended December 31, 2011 was due to a higher mix of smartphones and tablets sold in all three divisions. The mix of smartphones sold through distribution increased from 41% of the total handsets sold for the year ended December 31, 2010 to 57% of the total handsets sold for the year ended December 31, 2011.

The increase in logistic services revenue for the year ended December 31, 2011 compared to prior year was partially due to the revenue generated from Touchstone Wireless. Excluding the impact of Touchstone Wireless, logistic services revenue increased approximately 21% primarily due to the increase in non-handset based revenue and an increase in wireless devices handled.

The increase in non-handset based logistic services revenue for the year ended December 31, 2011 was primarily due to increased revenue from non-handset fulfillment programs for a wireless device manufacturer in EMEA as well as increased volumes for non-handset based logistic services performed in our North America operation compared to prior year. The increase in wireless devices handled through logistic services for the year ended December 31, 2011 was primarily driven by increased services provided to existing customers in our North America operation, expanded services at our Sweden operation and new logistic services provided for tablets.

Gross Profit and Gross Margin

	Years Ended December 31,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Distribution	$172,650	46%	$150,613	48%	14%
Logistic services	203,183	54%	164,010	52%	24%

Gross profit	$375,833	100%	$314,623	100%	19%

Distribution	3.7%		4.6%		(0.9) points
Logistic services	37.4%		49.0%		(11.6) points
Gross margin	7.2%		8.8%		(1.6) points

The increase in distribution gross profit for the year ended December 31, 2011 was primarily due to an increase in gross profit generated in the Asia-Pacific region as a result of a shift in the mix of wireless devices sold from feature phones to smartphones in our Southeast Asia operations and an increase in smartphones sold in our EMEA division as a result of improved product availability compared to the prior year. The increase in logistic services gross profit for the year ended December 31, 2011 was due to incremental gross profit generated from the acquired Touchstone Wireless operations and increased gross profit from non-handset fulfillment programs in EMEA.

The decrease in distribution gross margin for the year ended December 31, 2011 compared to the prior year was partially due to a shift in the mix of wireless devices sold in our Southeast Asia operations and a higher mix of business from these lower margin operations. This shift in the mix of wireless devices sold, as well as a higher mix of business from these operations, represented 0.1 percentage points of the decrease of distribution gross margin compared to the prior year. However, these operations generated a higher gross profit per unit in 2011 compared to the prior year and continues to generate a higher return on invested capital (ROIC) and a shorter cash conversion cycle than our distribution business in other divisions. In the future, we expect the shift in the Southeast Asia operations to continue to generate a lower distribution gross margin, higher gross profit per device and a higher ROIC as compared to our other operations but there can be no assurances that our expectations will be realized.

The decrease in distribution gross margin for the year ended December 31, 2011 was also partially due to a decrease in margins in the Americas and EMEA divisions. The reduction in distribution gross margin in the Americas division was primarily due to increased competition in the marketplace. The decrease in distribution gross margin in EMEA was due to increased competition in the distribution of smartphones and tablets and the decision to sell product at lower margins earlier in the year in an effort to gain market share. The gain in market share resulted in an increase in distribution wireless devices sold in our EMEA division of 18% for the year ended December 31, 2011 compared to the prior year.

The decrease in logistic services gross margin for the year ended December 31, 2011 was partially due to the Touchstone Wireless business that has a lower gross margin profile primarily due to a lower gross margin earned on spare parts used in repair services. Excluding the impact of Touchstone Wireless, logistic services gross margin was 42.6% for the year ended December 31, 2011. The decrease in logistic services gross margin excluding Touchstone Wireless was due to an increase in operating costs associated with expanding operational capacities in our Americas division and a shift in the mix of logistic services to lower margin non-handset based services provided in our EMEA division.

Selling, General and Administrative (SG&A) Expenses

	Years Ended December 31,
	2011	2010	Change
	(Amounts in 000s)
SG&A expenses	$269,662	$230,034	17%

The increase in SG&A expenses for the year ended December 31, 2011 compared to the prior year was partially attributed to an incremental $10.5 million of SG&A expense for Touchstone Wireless, fluctuations in foreign currency that increased SG&A expense by $9.3 million, $3.1 million of separation expense for our former CFO, and a $3.0 million charge related to a contingency from a contract that was acquired with the purchase of Dangaard Telcom in 2007. The remainder of the increase is due to an increase in personnel expense and other costs to support certain global initiatives.

SG&A expenses for the year ended December 31, 2011 included $12.4 million of non-cash stock based compensation expense compared to $10.3 million for the prior year. The increase in non-cash stock based compensation compared to the prior year was primarily due to the expense from additional discretionary awards granted during the prior year.

Amortization Expense

Amortization expense was $23.6 million for the year ended December 31, 2011 compared to $15.0 million for the prior year. The increase in amortization expense for the year ended December 31, 2011 was primarily due to the amortization of finite-lived intangible assets acquired in the purchase of Touchstone Wireless in December 2010.

Restructuring Charge

Restructuring charges were $9.4 million for the year ended December 31, 2011. During the second quarter of 2011, we announced a plan to relocate our Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into our existing facilities in Fort Worth, Texas and Plainfield, Indiana. We also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. We recorded $5.2 million of severance, lease termination, asset impairment and other charges in relation to this plan during the year ended December 31, 2011.

Severance, lease termination and asset impairment charges of $3.8 million were recorded for the year ended December 31, 2011 in connection with continued global entity consolidation and rationalization related to the implementation of Centers of Excellence and a Shared Services Center in the EMEA division. We recorded $0.6 million of severance charges for headcount reduction in our Asia-Pacific, Americas and Corporate divisions during 2011, as well as restructuring costs for the impairment of assets and severance charges to optimize the Latin America operations subsequent to the completion of the Intcomex investment. The continued optimization of our facilities may result in future restructuring charges.

Restructuring charges were $6.2 million for the year ended December 31, 2010. Restructuring charges primarily consist of lease termination and severance charges in connection with continued global entity consolidation and rationalization.

Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2011	% of Total	2010	% of Total	Change
	(Amounts in 000s)
Americas	$59,074	81%	$52,226	87%	14%
Asia-Pacific	35,015	48%	26,640	44%	31%
Europe, Middle East and Africa	32,528	45%	26,210	43%	24%
Corporate	(53,929)	(74%)	(44,667)	(74%)	21%

Total	$72,688	100%	$60,409	100%	20%

Operating income as a percent of revenue by division:

	Years Ended December 31,
	2011	2010	Change
Americas	5.9%	8.0%	(2.1) points
Asia-Pacific	1.9%	2.7%	(0.8) points
Europe, Middle East and Africa	1.4%	1.3%	0.1 points
Total	1.4%	1.7%	(0.3) points

The increase in operating income for the year ended December 31, 2011 was primarily due to increased business in our Southeast Asia operations, incremental operating income from the acquired Touchstone Wireless operations, increased gross profit generated by our EMEA division related to a new accessories fulfillment program that began in the third quarter of 2010 and increased distribution business due to a reduction in product supply constraints that were experienced in the prior year. These increases were partially offset by increases in SG&A expenses as described above.

Operating income as a percentage of revenue decreased 0.3 percentage points for the year ended December 31, 2011. The decline was primarily due to the shift in the mix of wireless devices sold in our Southeast Asia operations to a higher mix of devices with higher average selling prices, higher gross profit and lower gross margins, a decrease in distribution gross margin in the Americas division, and an increase in operating expenses in our Americas division associated with expanding operational capacities.

Interest, net

	Years Ended December 31,
	2011	2010	Change
	(Amounts in 000s)
Interest expense	$15,983	$9,166	74%
Interest income	(950)	(1,400)	(32%)

Interest, net	$15,033	$7,766	94%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The increase in interest expense for the year ended December 31, 2011 compared to the same period in the prior year was primarily due to an increase of borrowings on our credit facility and an increase in the interest rate on the credit facility of approximately 150 basis points as a result of the amendment to the credit facility agreement completed in the fourth quarter of 2010. On September 28, 2011, we entered into another amendment to our existing credit facility agreement that reduced the interest rate by approximately 50 basis points. Average daily debt was $340.3 million for the year ended December 31, 2011 compared to $230.7 million in the prior year. Average daily debt for the year ended December 31, 2011 includes the impact of the purchase of Touchstone Wireless in December 2010 for $75.7 million, the purchase of a facility in Plainfield, Indiana for $18.4 million in December 2010, the purchase of a facility in Reno, Nevada for $11.7 million in February 2011 and cash invested in Intcomex of $13.0 million in April 2011.

Gain on investment in Intcomex, Inc.

On April 19, 2011, we completed our investment in the U.S. based company Intcomex, Inc. Under this agreement, we invested cash of $13.0 million and contributed our Colombia and Guatemala operations and certain of our other Latin America operations, excluding certain legacy business in Puerto Rico, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. We also hold a seat on the Intcomex Board of Directors. The investment is an equity method investment and our share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of income three months in arrears in order to meet our reporting deadlines. An immaterial amount of loss is included in earnings for the year ended December 31, 2011. The investment is included in “other assets” in the consolidated balance sheet. We recorded a $3.0 million non-cash, non taxable gain on investment for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed. The carrying value of our investment in Intcomex is greater than 23% of the book value of Intcomex’s equity. This difference is attributable to an unrecorded intangible asset to reflect the unique customers and geographic footprint of the Intcomex operations. The difference is being amortized over seven years and offsets our share of the income reported by Intcomex.

Other (Income) Expense

Other expense was $3.5 million for the year ended December 31, 2011 compared to other income of $0.1 million in the prior year. The increase in other expense for the year ended December 31, 2011 compared to the prior year was primarily due to an increase in foreign currency transaction losses and our portion of losses for equity method investees.

Income Tax Expense

	Years Ended December 31,
	2011	2010	Change
	(Amounts in 000s)
Income tax expense	$9,293	$12,997	(28%)
Effective tax rate	16.3%	25.1%	(8.8) points

Income tax expense for the year ended December 31, 2011 included $4.3 million of income tax benefit for the reversal of valuation allowances on foreign tax credits that are expected to be utilized in the United States, $0.6 million of income tax benefit related to the expiration of the statute of limitations on certain tax positions and $0.5 million of income tax benefit for the reversal of a valuation allowance on net operating losses in certain countries that are now expected to be realized.

Excluding these charges, the effective income tax rate for the year ended December 31, 2011 was 25.6%. Our annual effective tax rate for 2011 was lower than the United States statutory rate due to a higher mix of business in lower tax jurisdictions.

Discontinued Operations

The consolidated statements of income reflect the reclassification of the results of our operations in Italy to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We abandoned our Italian operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to this discontinued operation. Income from discontinued operations, net of income taxes, was $0.9 million for the year ended December 31, 2011, compared to a loss of $8.7 million for the year ended December 31, 2010.

2010 RESULTS OF OPERATIONS

Revenue and units handled by division and service line

	Years Ended December 31,
	2010	% of Total	2009	% of Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$433,367	13%	$448,086	16%	(3%)
Asia-Pacific	953,535	29%	834,906	30%	14%
Europe, Middle East and Africa	1,871,572	58%	1,527,362	54%	23%

Total	$3,258,474	100%	$2,810,354	100%	16%

Logistic services revenue
Americas	$222,178	66%	$192,276	54%	16%
Asia-Pacific	38,430	12%	33,631	9%	14%
Europe, Middle East and Africa	74,157	22%	130,318	37%	(43%)

Total	$334,765	100%	$356,225	100%	(6%)

Total revenue
Americas	$655,545	18%	$640,362	20%	2%
Asia-Pacific	991,965	28%	868,537	28%	14%
Europe, Middle East and Africa	1,945,729	54%	1,657,680	52%	17%

Total	$3,593,239	100%	$3,166,579	100%	13%

	Years Ended December 31,
	2010	% of Total	2009	% of Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	2,683	14%	2,974	15%	(10%)
Asia-Pacific	5,423	28%	6,420	34%	(16%)
Europe, Middle East and Africa	11,296	58%	9,659	51%	17%

Total	19,402	100%	19,053	100%	2%

Wireless devices handled through logistic services
Americas	67,337	85%	55,995	87%	20%
Asia-Pacific	3,662	5%	2,686	4%	36%
Europe, Middle East and Africa	8,401	10%	5,532	9%	52%

Total	79,400	100%	64,213	100%	24%

Total wireless devices handled
Americas	70,020	71%	58,969	71%	19%
Asia-Pacific	9,085	9%	9,106	11%	0%
Europe, Middle East and Africa	19,697	20%	15,191	18%	30%

Total	98,802	100%	83,266	100%	19%

The following table presents the percentage changes in revenue for the year ended December 31, 2010 by service line compared to the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue and foreign currency. The acquisition of Touchstone Wireless did not have a significant impact on total revenue for the year ended December 31, 2010.

	2010 Percentage Change in Revenue vs. 2009
	Wireless devices handled (1)	Average Selling Price (2)	Non-handset based revenue (3)	Foreign Currency	Total Percentage Change in Revenue

Year ended December 31, 2010:
Distribution	3%	17%	(3%)	(1%)	16%
Logistic services	7%	(3%)	(11%)	1%	(6%)
Total	3%	14%	(4%)	0%	13%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of handsets sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.
(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of handsets sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.
(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.

The increase in wireless devices sold through distribution for the year ended December 31, 2010 was due to an increase in units sold in our EMEA division, offset by decreases in our Asia-Pacific and Americas divisions. The increase in EMEA was primarily driven by the Great Britain operation due to a new distribution agreement with a device manufacturer that began in the third quarter of 2009, an increase in units sold through our Middle East operation due to an expanded relationship with a device manufacturer, and an increase in wireless devices sold in Europe due to stronger market conditions and the availability of higher-end devices. The decrease in wireless devices sold through distribution in our Asia-Pacific division for the year ended December 31, 2010 was primarily driven by decreased volume of devices sold to customers served by our Singapore business as a result of a reduction of purchases from our primary supplier. The reduction in sales was due to many factors including: inventory shortages from this supplier driven by component supply shortages, foreign currency fluctuations that allowed traders from other regions to sell wireless devices into markets served by our Singapore business at lower prices than those available to us directly from this supplier; and a change in the supplier’s strategy in the market, resulting in its de-emphasizing distribution from our Singapore operations, which led to eliminating its allocation of saleable products to us in this market during the fourth quarter of 2010. The decrease in wireless devices sold through distribution was also impacted by the loss of a significant customer in Colombia during the third quarter of 2009.

The decrease in revenue resulting from the decrease in wireless devices sold was more than offset by an increase in average selling price, which was driven by a shift in mix to smartphones due to higher demand and better availability of these devices compared to the same period in the prior year as well as expanded relationships with certain wireless device manufacturers.

The increase in wireless devices handled through logistic services for the year ended December 31, 2010 was primarily driven by increased demand for prepaid and fixed-fee wireless subscriptions (the primary product offering of certain BrightPoint logistic services customers) and increased service offerings to existing customers in our Americas division. Non-handset based logistic services revenue for the year ended December 31, 2010 decreased due to the change in the reporting of revenue from the sale of prepaid airtime in Sweden. In the fourth quarter of 2009 we began reporting the revenue associated with these agreements on a net basis as defined by Accounting Standards Codification (ASC) Section 605-45 (formerly Emerging Issues Task Force Issue No. 99-19) as general inventory risk has been mitigated. The revenue under these agreements was previously reported on a gross basis within logistic services revenue. Had the revenue from these agreements been reported on a net basis, total logistic services revenue would have been approximately $295.3 million for the year ended December 31, 2009.

Gross Profit and Gross Margin

	Years Ended December 31,
	2010	% of Total	2009	% of Total	Change
	(Amounts in 000s)
Distribution	$150,613	48%	$118,193	43%	27%
Logistic services	164,010	52%	156,334	57%	5%

Gross profit	$314,623	100%	$274,527	100%	15%

Distribution	4.6%		4.2%		0.4 points
Logistic services	49.0%		43.9%		5.1 points
Gross margin	8.8%		8.7%		0.1 points

The increase in gross profit and gross margin from distribution for the year ended December 31, 2010 was driven by a favorable mix of wireless devices sold compared to the prior year as well as one-time charges in Spain and the Netherlands recorded in 2009 that did not recur.

The increase in gross profit from logistic services for the year ended December 31, 2010 was primarily due to an increase in services provided to existing customers and the launch of new logistic services programs with network operators in the EMEA division. The increase in gross margin from logistic services for the year ended December 31, 2010 was driven by the change in reporting of revenue from the sale of prepaid airtime in Sweden described above. Had the revenue from these agreements been reported on a net basis for the year ended December 31, 2009, total gross margin would have been 8.8% and logistic services margin would have been 52.9%. Excluding the impact from the change in reporting of revenue described above, logistic services gross margin for the year ended December 31, 2010 declined 3.9 percentage points primarily due to a shift in the mix of services provided in our Americas division as well as the impact of renegotiated prices with key logistic services customers.

Selling, General and Administrative (SG&A) Expenses

	Years Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
SG&A expenses	$230,034	$207,167	11.0%

The increase in SG&A expenses for the year ended December 31, 2010 compared to the prior year was primarily due to the reinstatement of accrued cash bonuses for staff and executives, an increase in non-cash stock based compensation expense, and fluctuations in foreign currencies. SG&A expenses for accrued cash bonuses were $18.0 million for the year ended December 31, 2010 compared to $5.8 million in the prior year. Cash bonuses were reinstated during the third quarter of 2009. In 2009, we also suspended full year merit increases to base salaries and temporarily held down spending on other expenses such as travel and marketing.

SG&A expenses for the year ended December 31, 2010 included $10.3 million of non-cash stock based compensation expense compared to $6.4 million for the prior year. The increase in non-cash stock based compensation compared to the prior year was primarily due to an incremental $1.5 million of additional stock based compensation expense resulting from discretionary awards of restricted stock units granted by our Board of Directors in February 2010. These awards vested on the grant date.

Fluctuations in foreign currencies negatively impacted SG&A expenses for the year ended December 31, 2010 by approximately $3.6 million compared to 2009.

Amortization Expense

Amortization expense was $15.0 million for the year ended December 31, 2010 compared to $15.9 million for the prior year. The decrease in amortization expense was primarily due to fluctuations in foreign currencies.

Restructuring Charge

Restructuring charge was $6.2 million for the year ended December 31, 2010. The restructuring charge primarily consisted of lease termination and severance charges in connection with continued global entity consolidation and rationalization.

Restructuring charge was $13.4 million for the year ended December 31, 2009. The restructuring charge primarily consisted of severance charges in connection with the global workforce reduction implemented as part of our previously announced 2009 Spending and Debt Reduction Plan.

Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2010	% of Total	2009	% of Total	Change
	(Amounts in 000s)
Americas	$52,226	87%	$51,832	141%	1%
Asia-Pacific	26,640	44%	24,775	68%	8%
Europe, Middle East and Africa	26,210	43%	(3,567)	(10%)	NM
Corporate	(44,667)	(74%)	(36,407)	(99%)	(23%)

Total	$60,409	100%	$36,633	100%	65%

NM = Not meaningful

Operating Income as a Percent of Revenue by Division:

	Years Ended December 31,
	2010	2009	Change
Americas	8.0%	8.1%	(0.1) points
Asia-Pacific	2.7%	2.9%	(0.2) points
Europe, Middle East and Africa	1.3%	(0.2%)	1.5 points
Total	1.7%	1.2%	0.5 points

The increase in operating income and operating income as a percentage of revenue for the year ended December 31, 2010 was driven by an increase in operating income in the EMEA division due to incremental gross profit in Great Britain and the Middle East related to new distribution agreements with wireless device manufacturers entered into during the third quarter of 2009, increased profitability due to a larger mix of smartphones sold, improved market conditions, as well as a reduction of restructuring charges compared to the prior year. These changes were partially offset by increases in SG&A expenses as previously discussed.

Interest, net

	Years Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Interest expense	$9,166	$9,453	(3%)
Interest income	(1,400)	(776)	80%

Interest, net	$7,766	$8,677	(11%)

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The decrease in interest expense for the year ended December 31, 2010 compared to the prior year was due to lower interest rates on our Eurodollar denominated debt compared to the same period in the prior year. Had the terms of the fourth amendment of the credit facility agreement (entered into in November 2010) been in place since the beginning of 2010, interest expense would have been approximately $4.0 million higher. The fourth amendment increased the interest rate by 1.50% compared to the third amendment of the credit facility.

Legal settlement

During the third quarter of 2010, we incurred a charge of $0.9 million related to the settlement of a legal dispute with the landlord of the former headquarters of Dangaard Telecom in Denmark. This contingency was acquired with the 2007 acquisition of Dangaard Telecom.

Other Expense (Income)

	Years Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Other expense (income)	$(51)	$265	119%

The decrease in other expense for the year ended December 31, 2010 was primarily due to an increase in foreign currency gains compared to the prior year.

Income Tax Expense (Benefit)

	Years Ended December 31,
	2010	2009	Change
	(Amounts in 000s)
Income tax expense (benefit)	$12,997	$(5,434)	NM
Effective tax rate	25.1%	NM	NM

NM = not meaningful

Income tax expense was $13.0 million for the year ended December 31, 2010 compared to income tax benefit of $5.4 million for the prior year.

Income tax expense for the year ended December 31, 2010 included $3.1 million of income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that were no longer expected to be utilized, $1.4 million of tax expense related to valuation allowances on foreign tax credits that were no longer expected to be utilized in the United States in 2011 and future years due to tax law changes that removed the ability to claim foreign source income from our previous tax planning strategy, and $0.8 million of other income tax expense related to income tax return to provision adjustments and other discrete income tax expenses. Income tax expense for the year ended December 31, 2010 also included $3.8 million of tax benefit related to the reversal of valuation allowances on deferred tax assets that were expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $1.0 million of tax benefit related to the reversal of a valuation allowance on deferred tax assets that were expected to be utilized in Denmark.

Excluding these charges, the effective income tax rate for the year ended December 31, 2010 was 24.2%. Our annual effective tax rate for 2010 was lower than the United States statutory rate due to a higher mix of business in lower tax jurisdictions.

Discontinued Operations

The consolidated statements of income reflect the reclassification of the results of operations of our Italy and France businesses to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. We exited our Italy operation in the first quarter of 2010, our France operation in the third quarter of 2009, and our Poland and Turkey operations in the first quarter of 2009. Loss from discontinued operations, net of income taxes, was $8.7 million and $14.3 million for the years ended December 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity analysis

We measure liquidity as the total of unrestricted cash and unused borrowing availability and we use this measurement as an indicator of our access to cash to either grow the business through investment in new markets, acquisitions or through expansion of existing service or product lines, or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, material uncollectible accounts receivable or material inventory write-downs. The table below shows our liquidity calculation.

	December 31,
	2011	2010	% Change
	(Amounts in 000s)
Unrestricted cash	$40,041	$41,103	(3%)
Unused borrowing availability	292,774	405,588	(28%)

Liquidity	$332,815	$446,691	(26%)

Capital expenditures were $60.3 million, $42.1 million and $49.2 million for 2011, 2010 and 2009. Included in capital expenditures are the following: the purchase of a new Center of Excellence facility for $11.7 million in 2011, the purchase of a new Center of Excellence facility for $18.4 million in 2010, and the purchase of our primary North American distribution facility for $31.0 million in 2009. The remaining capital expenditures for 2011, 2010 and 2009 were primarily related to investments in our information technology infrastructure and software upgrades, as well as equipment and leasehold improvements for new facilities.

Expenditures for capital resources historically have been composed of information systems, leasehold improvements and warehouse equipment. We have also purchased the three aforementioned facilities in the years noted. We expect our level of capital expenditures to be affected by our geographic expansion activity, the continued implementation of a new transportation and warehouse management system and the implementation of our Centers of Excellence in Europe and North America and related consolidation of existing facilities in Europe. We will assess opportunities to invest in additional facilities based on our capacity utilization, customer demand, market conditions and liquidity.

We believe that existing capital resources and cash flows provided by future operations will enable us to maintain our current level of operations and our planned operations including capital expenditures for the foreseeable future. We believe that our existing balances, our anticipated cash flows from operations and our unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $36.6 million remaining for potential share repurchases under our previously announced $130 million share repurchase program, and investment opportunities for the next twelve months. As of December 31, 2011, we had $39.5 million of cash and cash equivalents held by foreign subsidiaries. We consider any cash and cash equivalents held by foreign subsidiaries to be permanently reinvested to meet non-US liquidity needs. We would accrue and pay taxes on any repatriated funds.

Consolidated Statement of Cash Flows

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Years Ended December 31,
	2011	2010	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(80,971)	$160,446	$(241,417)
Investing activities	(82,217)	(119,274)	37,057
Financing activities	162,051	(85,988)	248,039
Effect of exchange rate changes on cash and cash equivalents	321	5,424	(5,103)

Net increase (decrease) in cash and cash equivalents	$(816)	$(39,392)	$38,576

Net cash used in operating activities was $81.0 million in 2011, an increase of $241.4 million compared to prior year. During the fourth quarter of 2010, one of our key global vendors experienced invoicing issues that caused an unusually high accounts payable balance. Operating cash flow would have been approximately $53.0 million lower in 2010 and cash used in operations in 2011 would have been lower by approximately $53.0 million had these invoicing issues not have occurred. Excluding the impact of the invoicing issues noted above, net cash used in operating activities increased $135.4 million compared to the prior year due to the timing of payments to vendors and an increase in accounts receivables due to the expansion of distribution business in our Americas and EMEA divisions.

Net cash used in investing activities was $82.2 million in 2011, a decrease of $37.1 million compared to prior year. Net cash used for investing activities for the year ended December 31, 2011 includes an investment in Intcomex of $13.0 million, the purchase of a facility in Reno, Nevada for $11.7 million plus closing costs as well as a $2.6 million contingent earn-out payment related to the 2008 acquisition of Hugh Symons Group Ltd.’s wireless distribution business. The remaining portion of net cash used for investing activities primarily relates to the build out of facilities purchased in 2010 and 2011, investments in global information systems to replace legacy local systems, and other capital expenditures. Prior year investing activities included the purchase of Touchstone Wireless for $75.7 million in December 2010 and the purchase of a Center of Excellence facility in the United States for $18.4 million.

Net cash provided by financing activities was $162.1 million, an increase of $248.0 million compared to prior year primarily due to an increase in net debt borrowings of $168.9 million compared to the prior year to fund an increase in fourth quarter vendor payments and inventory purchases as well as the investing activities discussed above. The increase from prior year is also attributed to a decrease in treasury stock repurchases under a previously announced share repurchase program of $75.8 million.

Cash Conversion Cycle

	Years Ended December 31,
	2011	2010

Days sales outstanding in accounts receivable	32	36
Days inventory on-hand	34	34
Days payable outstanding	(52)	(72)

Cash Conversion Cycle Days	14	(2)

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. The cash conversion cycle is measured by the number of days it takes to effect the cycle of investing in inventory, selling the inventory, paying suppliers and collecting cash from customers. The components in the cash conversion cycle are days sales outstanding in accounts receivable, days inventory on hand, and days payables outstanding. The cash conversion cycle, as we measure it, is the netting of days sales outstanding in accounts receivable and days inventory on hand with the days of payables outstanding. Circumstances when the cash conversion cycle decreases generally generate cash for us. Conversely, circumstances when the cash conversion cycle increases generally consume cash in the form of additional investment in working capital.

During 2011, the cash conversion cycle increased to 14 days from negative 2 days in 2010. The negative cash conversion cycle for the year ended December 31, 2010 was a result of invoicing issues with one of our key global vendors that caused an unusually high accounts payable balance as well as high days payable outstanding at December 31, 2010. The remainder of the decrease is due to the timing of payments to vendors.

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

(Dollar amounts in thousands)	Years Ended December 31,
	2011	2010
Days sales outstanding in accounts receivable:
Continuing operations revenue	$5,244,383	$3,593,239
Value-added taxes invoiced for continuing operations	203,023	185,115

Total continuing operations revenue and value-added taxes	$5,447,406	$3,778,354
Average daily revenue including value-added taxes	15,132	10,352
Continuing operations ending accounts receivable	$566,724	$486,757
Agency accounts receivable (1)	(87,704)	(109,569)

Accounts receivable excluding agency receivables	$479,020	$377,188
Days sales outstanding in accounts receivable(A)	32	36

Days inventory on-hand:
Continuing operations cost of revenue	$4,868,550	$3,278,616
Indirect product and service costs	(314,853)	(195,451)

Total continuing operations cost of products sold	$4,553,697	$3,083,165
Average daily cost of revenue	12,649	8,447
Continuing operations ending inventory	$468,937	$311,857
Agency inventory (1)	(31,372)	(29,055)

Inventory excluding agency inventory	$437,565	$282,802
Days inventory on-hand(B)	34	34

Days payables outstanding in accounts payable:
Average daily cost of revenue	$12,649	$8,447
Continuing operations ending accounts payable	767,047	743,916
Agency accounts payable (1)	(103,525)	(136,657)

Accounts payable excluding agency payables	$663,522	$607,259
Days payable outstanding(C)	52	72

Cash conversion cycle days (A+B-C)	14	(2)

(1)	Agency accounts receivable, inventory and accounts payable represent amounts on our balance sheet that include the full value of the product for which the revenue associated with these transactions is recorded under the net method (excluding the value of the product sold).

Borrowings

The table below summarizes borrowing capacity that was available to us as of December 31, 2011 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability

Global Credit Facility	$500,000	$247,067	$1,226	$251,707
Other	46,500	5,433	—	41,067

Total	$546,500	$252,500	$1,226	$292,774

We had $3.5 million of guarantees and $0.5 million of short-term borrowings that did not impact our net availability as of December 31, 2011. Average daily debt outstanding was approximately $340.3 million for the year ended December 31, 2011.

At December 31, 2011 we were in compliance with the covenants in our credit agreements. Our credit facility agreement contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve month consolidated cash flow divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

Ratio	Global Credit Facility covenant	Company ratio at December 31, 2011
Maximum leverage ratio	Not to exceed 3.0:1.0	1.8:1.0

Fixed charge coverage ratio	Not below 2.0:1.0	4.3:1.0

We believe that we will continue to be in compliance with our debt covenants for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain in order to reduce the amount of working capital required to fund such receivables. Our credit facility agreement permits the factoring of up to $250 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “interest, net” in the consolidated statements of income in the period of the sale.

Net funds received reduced accounts receivable outstanding while increasing cash. We are the collection agent on behalf of the third party for the arrangements in Germany and Spain. However, we have no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in either Germany or Spain. We have obtained third party credit insurance on the majority of the factored accounts receivable to mitigate credit risk and the credit insurance has been assigned to the factor. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.

In December 2010, we began factoring receivables under an agreement in Germany. This agreement (amended in April 2011 and December 2011) allows up to approximately $140 million in factored receivables, which is subject to the $250 million factoring allowance in our credit facility agreement. In accordance with the December 2011 amendment, the allowance for factored receivables will be reduced to approximately $80 million on February 29, 2012.

At December 31, 2011, we had sold $57.8 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At December 31, 2010, we had sold $28.4 million of accounts receivable under these agreements. Fees paid pursuant to these agreements were $1.8 million and $0.1 million for the years ended December 31, 2011 and 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our disclosures regarding cash requirements of contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2011.

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(Amounts in 000s)
Operating leases	$57,030	$16,075	$22,577	$14,405	$3,973
Total borrowings	253,007	6,465	—	246,542	—
Interest on third party debt and lines of credit (1)	29,279	6,164	12,328	10,787	—
Purchase obligations (2)	100,255	100,255	—	—	—
Pension obligation	5,855	77	655	758	4,365
Guarantees	3,533	2,323	41	8	1,161
Letters of credit	1,226	—	1,226	—	—

Total	$450,185	$131,359	$36,827	$272,500	$9,499

(1)	Interest on third party debt is calculated based on the interest rate as of December 31, 2011 and repayments of outstanding debt in accordance with our credit facility agreement.
(2)	Purchase obligations exclude agreements that are cancelable without penalty. $99.8 million of purchase obligations relates to legally binding purchase orders.

In addition to the amounts shown in the table above, $0.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

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

We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. Our estimates are based on historical experience, relevant third-party information, and various other assumptions we believe to be reasonable. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical based on the criteria above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Deferred Taxes and Effective Tax Rates

We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with ASC 740. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more or less taxes than originally recorded. We use internal and external skilled resources in the various tax jurisdictions to evaluate our position and to assist in our calculation of tax expense and related liabilities.

For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim period’s effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at the expected realizable value. A valuation allowance is established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determinations, consideration is given to future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years and tax planning strategies. At December 31, 2011, total deferred tax assets were $42.5 million, net of $29.5 million of valuation allowances.

Goodwill and Long-lived Asset Impairment

We recognize goodwill as of an acquisition date and measure goodwill as the excess of (a) the consideration transferred, the fair value of any noncontrolling interest in the acquiree and, in a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree over (b) the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Goodwill is not amortized but rather tested annually for impairment via a two step test. Step 1 involves calculating the fair value of a reporting unit and comparing the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we complete Step 2 in order to measure the impairment loss. Step 2 involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in Step 1. This implied fair value of goodwill is then compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

We assess goodwill for impairment annually, or more frequently if indicators of impairment are present. We perform our annual impairment analysis during the fourth quarter. Reporting units are aggregated into geographic regions and assessed for impairment at the regional level. In our impairment analysis, we estimate the fair value of the geographic reporting units based on the present value of anticipated future cash flows. Based on the impairment analysis for the Americas, Asia-Pacific, and EMEA reporting units performed as of October 1, 2011, we determined that there was no impairment of the goodwill allocated to those reporting units. A 10% reduction in the anticipated future cash flows of each reporting unit would not have resulted in any impairment.

In September 2011, the FASB issued ASC update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASC Update No. 2011-08”). ASC Update No. 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform the aforementioned two-step goodwill impairment test. We will adopt this pronouncement on January 1, 2012. Our accounting policy will be to perform step one of the goodwill impairment test (calculation of the fair value of the reporting units) every three years unless there is a significant change in the business (e.g., an acquisition) or insufficient “cushion” between a reporting unit’s fair value and carrying value in the most recent goodwill impairment test.

Under U.S. generally accepted accounting principles, we test our long-lived assets for impairment whenever there are indicators that the carrying value of the assets may not be recoverable. For long-lived assets recoverability testing, we determine whether the sum of the estimated undiscounted cash flows attributable to the asset group is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the asset group over their respective fair values. Fair value is determined by future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate or amortize over the remaining estimated useful life of the asset.

We regularly evaluate lower profitability programs that do not currently meet our requirements for returns on invested capital. Exiting these programs might result in future impairment charges for the related long-lived assets.

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

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	24%	24%	25%	27%
2010	22%	24%	26%	28%
2009	23%	24%	26%	27%

The industry data above is based on Company and industry analyst estimates.

The seasonal patterns for wireless devices handled by us have been as follows:

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	24%	24%	24%	28%
2010	23%	23%	25%	29%
2009	22%	23%	26%	29%

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Certain information in this Form 10-K may contain forward-looking statements regarding future events or the future performance of the Company. These risk factors include, without limitation, uncertainties relating to customer plans and commitments, including, without limitation (i) fluctuations in regional demand patterns and economic factors could harm our operations; (ii) we buy a significant amount of our products from a limited number of suppliers, and they may not provide us with competitive products at reasonable prices when we need them in the future; (iii) rapid technological changes in the wireless industry could render our services or the products we handle obsolete or less marketable; (iv) our ability to expand and implement our future growth strategy, including acquisitions; (v) our ability to protect our proprietary information; (vi)

intense industry competition; (vii) the loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could cause our revenues to decline and impair our cash flows; (viii) our ability to retain existing logistic services customers at acceptable returns upon expiration or termination of existing agreements; (ix) our business could be harmed by consolidation of mobile operators; (x) we face potential risks associated with loss, theft or damage of our property or property of our customers;(xi) our dependence on our computer and communications systems; (xii) we make significant investments in the technology used in our business and rely on that technology to function effectively without interruptions; (xiii) our future operating results will depend on our ability to maintain volumes and margins; (xiv) the effect of natural disasters, epidemics, hostilities or terrorist attacks on our operations; (xv) uncertainty regarding whether wireless equipment manufacturers and wireless network operators will continue to outsource aspects of their business to us; (xvi) the current economic downturn could cause a severe disruption in our operations; (xvii) our implementation of European and American Centers of Excellence may not be successful; (xviii) our ability to continue to enter into relationships and financing that may provide us with minimal returns or losses on our investments; (xix) collections of our accounts receivable; (xx) our ability to manage and sustain future growth at our historical or current rates; (xxi) our ability to attract and retain qualified management and other personnel and the cost of complying with labor agreements and high rate of personnel turnover; (xxii) our reliance upon third parties to manufacture products that we distribute and reliance upon their quality control procedures; (xxiii) our debt facilities could prevent us from borrowing additional funds, if needed; (xxiv) our reliance on suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases; (xxv) a significant percentage of our revenues are generated outside of the United States in countries that may have volatile currencies or other risks; (xxvi) the impact that seasonality may have on our business and results; (xxvii) uncertainty regarding future volatility in our Common Stock price; (xxviii) potential dilution to existing shareholders from the issuance of securities under our long-term incentive plans; and (xxix) the existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. The words “believe,” “expect,” “anticipate,” “estimates” “intend,” “likely,” “will,” “should” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date that such statement was made. We undertake no obligation to update any forward-looking statement.

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

Our foreign currency risk management program is designed to reduce, but not eliminate, unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates by hedging. Generally, through the purchase of forward contracts, we hedge transactional currency risk, but do not hedge foreign currency revenue or future operating income. Also, we do not hedge our investment in foreign subsidiaries, where fluctuations in foreign currency exchange rates may affect our comprehensive income or loss. An adverse change (defined as a 10% strengthening of the U.S. dollar) in all exchange rates, relative to our foreign currency risk management program, would not have had a material impact on our results of operations for 2011 or 2010. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $0.1 million as well as a liability of $2.1 million. Our sensitivity analysis of foreign currency exchange rate movements does not factor in a potential change in volumes or local currency prices of our products sold or services provided. Actual results may differ materially from those discussed above.

Interest Rate Risk Management

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include short-term marketable securities. Debt with interest rate risk includes variable rate debt. To mitigate interest rate risks, we use interest rate swaps to convert certain portions of our variable rate debt to fixed interest rates.

We are exposed to interest rate risk associated with our borrowing arrangements. Our risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. At December 31, 2011, swaps with a total notional amount of $25.0 million were outstanding. These swaps matured in January 2012. These derivative instruments are designated as hedges under ASC 815, Derivatives & Hedging. Changes in market value, when effective, are recorded in “accumulated other comprehensive income” in our consolidated balance sheet. Amounts are recorded to interest expense as settled. A 10% increase in short-term borrowing rates during the quarter would have resulted in only a nominal increase in interest expense. The fair value liability associated with those swaps was $0.3 million at December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

Brightpoint, Inc.

Consolidated Statements of Income

(Amounts in thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Revenue
Distribution revenue	$4,700,458	$3,258,474	$2,810,354
Logistic services revenue	543,925	334,765	356,225

Total revenue	5,244,383	3,593,239	3,166,579

Cost of revenue
Cost of distribution revenue	4,527,808	3,107,861	2,692,161
Cost of logistic services revenue	340,742	170,755	199,891

Total cost of revenue	4,868,550	3,278,616	2,892,052

Gross profit
Distribution gross profit	172,650	150,613	118,193
Logistic services gross profit	203,183	164,010	156,334

Total gross profit	375,833	314,623	274,527

Selling, general and administrative expenses	269,662	230,034	207,167
Acquisition expenses	486	2,931	—
Impairment of long-lived assets	—	—	1,452
Amortization expense	23,621	15,024	15,862
Restructuring charge	9,376	6,225	13,413

Operating income from continuing operations	72,688	60,409	36,633

Interest	15,033	7,766	8,677
Gain on investment in Intcomex, Inc.	(3,038)	—	—
Loss on legal settlement	—	852	—
Gain on indemnification settlement	—	—	(7,700)
Other expense (income)	3,509	(51)	265

Income from continuing operations before income taxes	57,184	51,842	35,391

Income tax expense (benefit)	9,293	12,997	(5,434)

Income from continuing operations	47,891	38,845	40,825

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	634	(8,681)	(13,746)
Gain (loss) on disposal of discontinued operations	307	(46)	(523)

Total discontinued operations, net of income taxes	941	(8,727)	(14,269)

Net income attributable to common shareholders	$48,832	$30,118	$26,556

Earnings per share attributable to common shareholders - basic:
Income from continuing operations	$0.71	$0.56	$0.51
Discontinued operations, net of income taxes	0.01	(0.12)	(0.18)

Net income	$0.72	$0.44	$0.33

Earnings per share attributable to common shareholders - diluted:
Income from continuing operations	$0.70	$0.55	$0.50
Discontinued operations, net of income taxes	0.01	(0.12)	(0.17)

Net income	$0.71	$0.43	$0.33

Weighted average common shares outstanding:
Basic	67,741	69,004	80,422

Diluted	69,073	70,194	81,247

See accompanying notes

Brightpoint, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$40,842	$41,658
Accounts receivable (less allowance for doubtful accounts of $8,236 in 2011 and $9,892 in 2010)	568,947	487,376
Inventories	468,937	311,804
Other current assets	66,039	75,068

Total current assets	1,144,765	915,906

Property and equipment, net	145,948	111,107
Other intangibles, net	98,693	122,122
Other assets	37,927	19,885
Goodwill	79,578	78,821

Total assets	$1,506,911	$1,247,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$766,825	$744,995
Accrued expenses	171,108	140,191
Lines of credit and other short-term borrowings	6,465	408

Total current liabilities	944,398	885,594

Long-term liabilities:
Lines of credit, long-term	246,542	90,000
Other long-term liabilities	24,806	27,894

Total long-term liabilities	271,348	117,894

Total liabilities	1,215,746	1,003,488

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 91,470 issued in 2011 and 90,354 issued in 2010	915	904
Additional paid-in-capital	656,533	641,895
Treasury stock, at cost, 23,226 shares in 2011 and 22,917 shares in 2010	(168,064)	(164,242)
Accumulated deficit	(207,142)	(255,974)
Accumulated other comprehensive income	8,923	21,770

Total shareholders’ equity	291,165	244,353

Total liabilities and shareholders’ equity	$1,506,911	$1,247,841

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income	$48,832	$30,118	$26,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,741	34,676	35,171
Impairment of long-lived assets	—	—	1,452
Non-cash compensation	12,430	10,343	6,484
Restructuring charge	9,376	6,225	15,523
Change in deferred taxes	(2,833)	7,736	(18,773)
Gain on investment in Intcomex, Inc.	(3,038)	—	—
Gain on indemnification settlement	—	—	(7,700)
Other non-cash	2,880	926	1,096

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(97,018)	(80,220)	152,024
Inventories	(176,807)	(93,846)	90,172
Other operating assets	13,148	447	(1,343)
Accounts payable and accrued expenses	65,318	244,041	(136,848)

Net cash provided by (used in) operating activities	(80,971)	160,446	163,814

Investing activities
Capital expenditures	(60,308)	(42,108)	(49,178)
Acquisitions, net of cash acquired	(19,761)	(76,075)	—
Increase in other assets	(2,148)	(1,091)	(1,184)

Net cash used in investing activities	(82,217)	(119,274)	(50,362)

Financing Activities
Net proceeds from (repayments on) lines of credit	165,229	90,000	(1,578)
Repayments on Global Term Loans	—	(93,939)	(78,159)
Net proceeds from short-term financing	99	408	—
Deferred financing costs paid	(1,634)	(3,283)	(392)
Purchase of treasury stock	(3,822)	(79,603)	(16,955)
Excess (deficient) tax benefit from equity based compensation	1,785	(862)	(1,116)
Proceeds from common stock issuances under employee stock option plans	394	1,291	225

Net cash provided by (used in) financing activities	162,051	(85,988)	(97,975)

Effect of exchange rate changes on cash and cash equivalents	321	5,424	8,347

Net increase (decrease) in cash and cash equivalents	(816)	(39,392)	23,824
Cash and cash equivalents at beginning of period	41,658	81,050	57,226

Cash and cash equivalents at end of period	$40,842	$41,658	$81,050

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)	Years ended December 31,
	2011		2010		2009

Common stock:
Balance at beginning of year	$904		$893		$887
Issued in connection with employee stock plans and related income tax benefit	11		11		6

Balance at end of year	915		904		893

Additional paid-in capital:
Balance at beginning of year	641,895		631,027		625,415
Issued in connection with employee stock plans and related income tax benefit	14,638		10,868		5,612

Balance at end of year	656,533		641,895		631,027

Accumulated deficit:
Balance at beginning of year	(255,974)		(286,092)		(312,648)
Net income attributable to common shareholders	48,832	$48,832	30,118	$30,118	26,556	$26,556

Balance at end of year	(207,142)		(255,974)		(286,092)

Accumulated other comprehensive income (loss):
Balance at beginning of year	21,770		15,738		(3,108)
Currency translation of foreign investments		(13,542)		5,337		18,293
Unrealized gain on derivative instruments, net of tax:
Net gain arising during the period		720		755		818
Reclassification adjustment for gains included in net income		—		—		(65)
Pension benefit obligation, net of tax:
Net loss arising during period		(78)		(60)		(200)
Reclassification adjustment for losses included in net income		53		—		—

Other comprehensive income (loss)	(12,847)	(12,847)	6,032	6,032	18,846	18,846

Total comprehensive income		$35,985		$36,150		$45,402

Balance at end of year	8,923		21,770		15,738

Treasury stock:
Balance at beginning of year	(164,242)		(84,639)		(59,983)
Purchase of treasury stock	(3,822)		(79,603)		(24,656)

Balance at end of year	(168,064)		(164,242)		(84,639)

Total shareholders’ equity	$291,165		$244,353		$276,927

See accompanying notes

Brightpoint, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Brightpoint, Inc. is a global leader in providing device lifecycle services to the wireless industry. The Company provides customized logistic services, including procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management and other services within the global wireless industry. The Company’s customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. The Company provides value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Sony Ericsson and ZTE. The Company has operations centers and/or sales offices in various countries, including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. The Company also has a presence in several Latin America countries through its investment in Intcomex, Inc. (Intcomex), a distributor of computer information technology products focused solely on serving Latin America and the Caribbean.

The Company is incorporated under the laws of the State of Indiana.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, with the exception of Intcomex in which the Company has 23% ownership. The investment in Intcomex is accounted for under the equity method and the Company’s share of Intcomex’s earnings (loss) is included in “other expense (income)” in the consolidated statement of income, three months in arrears in order to meet the Company’s reporting deadlines. On December 23, 2010 the Company completed its acquisition of Touchstone Wireless Repair and Logistics, L.P. (Touchstone Wireless). Results of operations related to this acquisition are included in the Company’s consolidated statements of income beginning on December 24, 2010. See Note 3 for further details regarding these acquisitions. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 605-10-S99. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The amount of revenue is determined based on either the gross method or the net method. The amount under the gross method includes the value of the product sold while the amount under the net method does not include the value of the product sold.

For distribution revenue, which is recorded using the gross method, the criteria of FASB ASC 605-10-S99 are generally met upon shipment to customers, including title transfer; and therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery; and therefore, revenue is recognized on the delivery date. In certain countries, title is retained by the Company for collection purposes only, which does not

Brightpoint, Inc.

Notes to Consolidated Financial Statements

impact the timing of revenue recognition in accordance with the provisions of FASB ASC 605-10-S99. Sales are recorded net of discounts, rebates, returns and allowances. The Company does not have any material post-shipment obligations (e.g., customer acceptance) or other arrangements.

For logistic services revenue, the criteria of FASB ASC 605-10-S99 are met when the Company’s logistic services have been performed and, therefore, revenue is recognized at that time. In general, logistic services are fee-based services. The Company has certain arrangements for which it records receivables, inventory and payables based on the gross amount of the transactions; however, the Company records revenue for these logistic services at the amount of net margin because it is acting as an agent, as defined by FASB ASC 605-45, for mobile operators. Performance penalty clauses may be included in certain contracts whereby the Company provides logistic services. In general, these penalties are in the form of reduced per unit fees or a specific dollar amount. In the event the Company has incurred performance penalties, revenues are reduced accordingly within each calendar month.

Gross Profit

The Company determines its gross profit as the difference between revenue and cost of revenue. Cost of revenue includes the direct product costs and other costs such as freight, warehouse labor and rent expense. Gross profit excludes depreciation and amortization expense, except for depreciation allocated to Company-owned facilities.

Vendor Programs

The Company has three major types of incentive arrangements with various suppliers: price protection, volume incentive rebates, and marketing, training and promotional funds. The Company follows FASB ASC 605-50, in accounting for vendor programs. To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier.

•

Price protection: consideration is received from certain, but not all, suppliers in the form of a credit memo based on market conditions as determined by the supplier. The amount is determined based on the difference between original purchase price from the supplier and revised list price from the supplier. The terms of the price protection varies by supplier and product, but is typically less than one month from original date of purchase. This amount is accrued as a reduction of trade accounts payable until a credit memo is received and applied as a debit to the outstanding accounts payable. This same amount is either a reduction of inventory, if still on-hand, or a reduction of the cost of revenue for those wireless devices already sold.

•

Volume incentive rebates: consideration is received from certain suppliers when purchase or sell-through targets are attained or exceeded within a specified time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable. This same amount is either a reduction of inventory, if still on-hand, or a reduction of the cost of revenue for those devices already sold. In certain markets, the amount of the rebate is determined based on actual volumes purchased for the incentive period to date at the established rebate percentage without minimum volume purchase requirements. In other markets, where the arrangement has a tiered rate structure for increasing volumes, the rate of the rebate accrual is determined based on the actual volumes purchased plus reasonable, predictable estimates of future volumes within the incentive period. In the event the future volumes are not reasonably estimable, the Company records the incentive at the conclusion of the rebate period or at the point in time when the volumes are reasonably estimable. Upon expiration of the rebate period an adjustment is recognized through inventory or cost of revenue for devices already sold, if there is any variance between estimated rebate receivable and actual rebate earned. To the extent that the Company passes-through rebates to its customers, the amount is recognized as a liability in the period that it is probable and reasonably estimable.

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

Brightpoint, Inc.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Concentrations of Risk

Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. These receivables are generated from product sales and services provided to mobile operators, agents, resellers, dealers and retailers in the global wireless industry and are dispersed throughout the world. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. In many instances, the Company obtains credit insurance to mitigate its credit risk. Consistent with industry practice, the Company does not generally require collateral from its customers to secure trade accounts receivable.

No customer accounted for 10% or more of the Company’s total revenue in 2011, 2010 or 2009. Aggregate revenues from the three largest customers in the Asia-Pacific region accounted for 16% of total revenue and 46% of the Asia-Pacific division’s revenue during 2011. The loss or a significant reduction in business activities by the Company’s customers could have a material adverse effect on the Company’s revenue and results of operations.

Suppliers

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

Inventories

Inventories primarily consist of wireless devices and accessories and are stated at the lower of cost (first-in, first-out method) or market. In-bound freight expense is capitalized for inventory held in stock and expensed at the time the inventory is sold. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, considering any stock balancing, price protection or rights of return that it may have with certain suppliers. This evaluation includes analyses of sales levels by product and projections of future demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market. The Company had no individually significant inventory valuation adjustments during the years ended December 31, 2011, 2010 and 2009.

Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are interest rate risk and foreign currency fluctuation risk. Interest rate swaps are entered into in order

Brightpoint, Inc.

Notes to Consolidated Financial Statements

to manage interest rate risk associated with the Company’s variable rate borrowings. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The volume of these contracts is immaterial. The Company holds the following types of derivatives at December 31, 2011 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Interest rate swaps	Cash flows of interest payments on variable rate debt
Forward foreign currency contracts	Cash flows of forecasted inventory purchases denominated in foreign currency

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At December 31, 2011, a hedging relationship exists related to $25.0 million of the Company’s variable rate debt. These swaps are accounted for as cash flow hedges. These interest rate swap transactions effectively lock in a fixed interest rate for variable rate interest payments. These swaps matured in January 2012 and the Company has not entered into new interest rate swaps. Under the terms of the swaps, the Company paid a fixed rate and received a variable rate based on the three month USD LIBOR rate plus a credit spread. The unrealized gain associated with the effective portion of the interest rate swaps included in other comprehensive income was $1.0 million for the year ended December 31, 2011.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain of these contracts are accounted for as cash flow hedges. The unrealized loss associated with the effective portion of these contracts included in other comprehensive income was approximately $0.3 million for the year ended December 31, 2011, all of which is expected to be reclassified into earnings during the year ending December 31, 2012. Certain of the foreign currency forward contracts are not designated as hedges under U.S. GAAP. The objective of these contracts is to offset the gain or loss from remeasurement with the gain or loss from the fair value market valuation of the forward contracts.

The fair value of interest rate swaps in the consolidated balance sheets is a liability of $0.3 million. The fair value of the interest rate swap maturing within one year is included in “accrued expenses” in the consolidated balance sheets. The fair value of forward foreign currency contracts for forecasted inventory purchases denominated in foreign currency is an asset of $0.1 million included in “other current assets” in the consolidated balance sheets as well as a liability of $2.1 million included in “accrued expenses” in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts at December 31, 2011 and 2010, of cash and cash equivalents, pledged cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at December 31, 2011 and 2010 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.

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

Brightpoint, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)

Financial instruments classified as assets
Forward foreign currency contracts	$110	$—	$110

Financial instruments classified as liabilities
Interest rate swaps	$277	$—	$277
Forward foreign currency contracts	2,140	—	2,140

	Balance at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Forward foreign currency contracts	$2,893	$—	$2,893

Financial instruments classified as liabilities
Interest rate swaps	$2,046	$—	$2,046
Forward foreign currency contracts	1,702	—	1,702

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

Long-Lived Tangible and Finite-Lived Intangible Assets

The Company follows the principles of FASB ASC 360. The Company periodically considers whether indicators of impairment of long-lived tangible and finite-lived intangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset group is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset group over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. At December 31, 2011 and 2010, finite-lived intangible assets total $98.7 million and $122.1 million, net of accumulated amortization of $78.9 million and $58.1 million, and are currently being amortized over three to thirteen years. Fluctuations in foreign currencies decreased intangible assets by approximately $1.7 million in 2011 compared to 2010. The following sets forth amortization expense for finite-lived intangible assets the Company expects to recognize over the next five years (in thousands):

2012	$21,879
2013	18,579
2014	12,635
2015	10,838
2016	7,882

Brightpoint, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010, the Company incurred no impairment charges for long-lived tangible and finite-lived intangible assets. In the third quarter of 2009, the Company lost a significant product distribution customer within its Latin America operation. As a result, the Company evaluated the long-lived assets of the Latin America operations for recoverability. The Company determined that the finite-lived intangible asset acquired in conjunction with the acquisition of certain assets of CellStar was impaired. Accordingly, the Company recognized a $1.5 million impairment charge, which represented the carrying value of the asset.

Goodwill

The Company follows the principles of FASB ASC 350-20. The Company recognizes goodwill as of an acquisition date and measures goodwill as the excess of (a) the consideration transferred, the fair value of any noncontrolling interest in the acquiree and, in a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree over (b) the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Goodwill is not amortized but rather tested annually for impairment via a two step test. Step 1 involves calculating the fair value of a reporting unit and comparing the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company completes Step 2 in order to measure the impairment loss. Step 2 involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in Step 1. This implied fair value of goodwill is then compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. In September 2011 the FASB issued ASC update No. 2011-08, which amends the existing goodwill impairment guidance. The Company will adopt the principles of this update on January 1, 2012. See Recently Issued Accounting Pronouncements below for more information regarding this update.

The Company’s reporting units are its three geographic segments, the Americas, EMEA and Asia-Pacific. The Company recorded $2.6 million of goodwill during 2011 from the contingent earn-out payment related to the 2008 acquisition of Hugh Symons Group Ltd.’s wireless distribution business. This increase in goodwill was netted with a reduction in goodwill related to working capital adjustments for the Touchstone Wireless acquisition of $1.0 million and $0.8 million of goodwill contributed in the investment of Intcomex. On October 1, 2011, 2010, and 2009, the Company performed an annual impairment test on goodwill for each of its reporting segments, noting there were no changes or events that occurred that would more likely than not reduce the fair value of a reporting unit below its carrying cost. The annual test resulted in no impairment of goodwill during 2011, 2010 or 2009.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance at December 31, 2009:
Aggregate goodwill acquired	$49,898	$325,947	$1,979	$377,824
Accumulated impairment losses	—	(325,947)	—	(325,947)

Goodwill at December 31, 2009	49,898	—	1,979	51,877

Changes in goodwill during 2010:
Goodwill from acquisitions	24,618	2,079	—	26,697
Effects of foreign currency fluctuation	—	(14)	261	247

Balance at December 31, 2010:
Aggregate goodwill acquired	74,516	328,012	2,240	404,768
Accumulated impairment losses	—	(325,947)	—	(325,947)

Goodwill at December 31, 2010	74,516	2,065	2,240	78,821

Changes in goodwill during 2011:
Goodwill from acquisitions	(979)	2,576	—	1,597
Goodwill contributed to investment	(816)	—	—	(816)
Effects of foreign currency fluctuation	—	(18)	(6)	(24)

Balance at December 31, 2011:
Aggregate goodwill acquired	72,721	330,570	2,234	405,525
Accumulated impairment losses	—	(325,947)	—	(325,947)

Goodwill at December 31, 2011	$72,721	$4,623	$2,234	$79,578

Foreign Currency

The functional currency for most of the Company’s foreign subsidiaries is the respective local currency. Revenue and expenses denominated in foreign currencies are translated to the U.S. dollar at average exchange rates in effect during the period, and assets and liabilities denominated in foreign currencies are translated to the U.S. dollar at the exchange rate in effect at the end of the period. Foreign currency transaction gains and losses are included in the consolidated statements of income as a component of “other (income) expenses.” Currency translation of assets and liabilities (foreign investments) from the functional currency to the U.S. dollar are included as a component of “accumulated other comprehensive income” in the consolidated balance sheet and the consolidated statement of shareholders’ equity.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.

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

	Years December 31,
	2011	2010	2009

Income from continuing operations attributable to common shareholders	$47,891	$38,845	$40,825
Discontinued operations, net of income taxes	941	(8,727)	(14,269)

Net income attributable to common shareholders	$48,832	$30,118	$26,556

Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$0.71	$0.56	$0.51
Discontinued operations, net of income taxes	0.01	(0.12)	(0.18)

Net income attributable to common shareholders	$0.72	$0.44	$0.33

Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$0.70	$0.55	$0.50
Discontinued operations, net of income taxes	0.01	(0.12)	(0.17)

Net income attributable to common shareholders	$0.71	$0.43	$0.33

Weighted average shares outstanding for basic earnings per share	67,741	69,004	80,422
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	1,332	1,190	825

Weighted average shares outstanding for diluted earnings per share	69,073	70,194	81,247

At December 31, 2011, 2010 and 2009, approximately 1.1 million, 0.1 million and 0.6 million stock options and restricted stock units were excluded from the computation of dilutive earnings per share because the effect of including these shares would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). ASC Update No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASC Update No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt this pronouncement for the fiscal year beginning January 1, 2012. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASC update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASC Update No. 2011-08”). ASC Update No. 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASC Update No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt this pronouncement for the fiscal year beginning January 1, 2012. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

Operating Segments

The Company has operations centers and/or sales offices in various countries. All of the Company’s operating entities generate revenue from the distribution of wireless devices and accessories and/or the provision of logistic services. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific and Europe, the Middle East, and Africa (EMEA). The Company’s operating components have been aggregated into these three geographic reporting segments.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes. A summary of the Company’s operations by segment is presented below (in thousands) for the years ended December 31, 2011, 2010 and 2009:

				Corporate
2011:	Americas	Asia-Pacific	Europe Middle East and Africa	and Reconciling Items	Total
Distribution revenue	$609,642	$1,814,853	$2,275,963	$—	$4,700,458
Logistic services revenue	389,866	46,074	107,985	—	543,925

Total revenue from external customers	$999,508	$1,860,927	$2,383,948	$—	$5,244,383

Income (loss) from continuing operations before income taxes	$56,658	$34,781	$15,791	$(50,046)	$57,184
Depreciation and amortization	21,623	2,710	20,618	1,790	46,741
Capital expenditures	41,404	4,292	12,553	2,059	60,308
Total segment assets	447,349	362,679	678,746	18,137	1,506,911

2010:
Distribution revenue	$433,367	$953,535	$1,871,572	$—	$3,258,474
Logistic services revenue	222,178	38,430	74,157	—	334,765

Total revenue from external customers	$655,545	$991,965	$1,945,729	$—	$3,593,239

Income (loss) from continuing operations before income taxes	$49,805	$27,298	$20,203	$(45,464)	$51,842
Depreciation and amortization	10,518	2,036	19,973	2,149	34,676
Capital expenditures	26,930	947	10,503	3,728	42,108
Total segment assets	369,345	239,454	623,309	15,733	1,247,841

2009:
Distribution revenue	$448,086	$834,906	$1,527,362	$—	$2,810,354
Logistic services revenue	192,276	33,631	130,318	—	356,225

Total revenue from external customers	$640,362	$868,537	$1,657,680	$—	$3,166,579

Income (loss) from continuing operations before income taxes	$51,199	$24,001	$(11,115)	$(28,694)	$35,391
Depreciation and amortization	11,650	1,956	20,340	2,677	36,623
Capital expenditures	38,331	3,218	5,543	2,086	49,178
Total segment assets	244,103	199,357	546,748	23,783	1,013,991

Brightpoint, Inc.

Notes to Consolidated Financial Statements

Information about Geographic Areas:

	Years ended December 31,
	2011	2010	2009
	Total Revenue (1)
	(Amounts in 000s)
Americas
United States	$995,428	$647,634	$589,564
Other (2)	4,080	7,911	50,798

Total Americas	$999,508	$655,545	$640,362

Asia-Pacific
Singapore	1,247,677	325,812	571,676
Other (2)	613,250	666,153	296,861

Total Asia-Pacific	$1,860,927	$991,965	$868,537

Europe, Middle East and Africa
Germany	634,105	347,315	305,756
Other (2)	1,749,843	1,598,414	1,351,924

Total Europe, Middle East and Africa	$2,383,948	$1,945,729	$1,657,680

Total	$5,244,383	$3,593,239	$3,166,579

(1)	Revenues are attributable to country based on selling location.
(2)	“Other” represents geographic areas that are individually less than 10% of the total revenue for all operating segments.

	December 31,
	2011	2010
	Long-Lived Assets (1)
United States	$115,422	$85,189
Other	30,526	25,918

	$145,948	$111,107

(1)	Consists of property and equipment, net of accumulated depreciation.

2. Stock Based Compensation

The Company has equity compensation plans, which reserve shares of common stock for issuance to executives, key employees, directors and others.

Amended 2004 Long-Term Incentive Plan

During 2004, the Company’s shareholders approved the 2004 Long-Term Incentive Plan (LTI Plan) whereby officers, other key employees of the Company and others are eligible to be granted non-qualified incentive stock options, performance units, restricted stock, other stock-based awards, and/or cash awards. No participant may be granted under the LTI Plan, during any year, options or any other awards relating to more than 2.0 million shares of common stock in the aggregate. In 2009, the Company’s shareholders voted to amend the LTI Plan to increase the shares eligible for issuance by 7.0 million shares. There are 13.2 million common shares reserved for issuance under the LTI Plan, of which approximately 8.9 million and 10.0 million were authorized but unissued at December 31, 2011 and 2010. Under this LTI Plan, 5.3 million shares remained available for grant as of December 31, 2011.

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

Stock Options

The Company had 14,500 exercisable options at a weighted average exercise price of $12.68 as of December 31, 2011. The Company did not grant stock options under its equity compensation plans during 2011 and does not plan on granting stock options in the future.

Restricted Stock Units

During 2011, the Company granted 1,571,592 restricted stock units with a weighted average grant date fair value of $11.95 per share.

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at January 1, 2011	3,500,951	$8.83	$—
Granted	1,571,592	11.95	—
Released	(1,084,265)	7.01	—
Forfeited	(377,913)	8.72	—

Outstanding at December 31, 2011	3,610,365	$9.07	$—	1.61	$32,746,010

The weighted average fair value of restricted stock units granted during 2010 and 2009 was $7.29 and $4.85 per share.

The Company typically grants performance based equity awards during the first quarter of the fiscal year in the form of restricted stock units. A portion of these restricted stock units granted are subject to forfeiture if certain performance and strategic goals are not achieved. Those restricted stock units no longer subject to forfeiture typically vest in three equal annual installments beginning with the first anniversary of the grant.

Restricted Stock Awards

The Company did not grant any restricted stock awards in 2011 or 2010. The weighted average fair value of restricted stock awards granted during 2009 was $5.94 per share.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at January 1, 2011	422,816	$9.83
Granted	—	—
Released	(19,000)	22.76
Forfeited	—	—

Outstanding at December 31, 2011	403,816	$9.22	1.29	$3,723,184

The total intrinsic value of options exercised and restricted stock released (vested) during 2011, 2010 and 2009 was $13.4 million, $9.8 million and $3.0 million. As of December 31, 2011, total compensation cost related to non-vested awards not yet recognized was $20.5 million of which approximately one-third will be recognized in each of the next three years. In addition, the Company will recognize compensation expense for any new awards granted subsequent to December 31, 2011.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

3. Acquisitions and Investments

On December 23, 2010 the Company completed the acquisition of the U.S. based company Touchstone Wireless for $75.7 million, net of cash acquired, funded from the Company’s Global Credit Facility (credit facility). Results of operations related to the acquisition are included in the consolidated statements of income, within the Company’s Americas operating segment, beginning on December 24, 2010. The allocation of the purchase price was initially based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.

During 2011 the Company made adjustments that decreased the purchase price by $1.0 million, due to net working capital adjustments of $1.6 million and a $0.3 million tax credit adjustment that was earned as of the purchase date, offset by a $0.5 million reduction in the valuation of the finite-lived intangibles that were assigned to customer relationships, original equipment manufacturer (OEM) certifications, and internally developed software, and a $0.4 million reduction in the valuation of fixed assets. As of December 31, 2011 the measurement period has been completed and no additional adjustments will be made to the purchase price.

On March 23, 2011, the Company completed the acquisition of C2O Mobile Pte. Ltd. and C2O Corporation Pte. Ltd. (C2O) for $0.5 million plus the value of inventory and certain fixed assets as of the closing date. In addition, the Company agreed to contingent cash earn-out payments based upon certain operating performance measures, which may be payable on the first, second, and third anniversary of closing. The total earn out payments, including the $0.5 million initial payment, cannot exceed $1.7 million and an appropriate amount has been included in the purchase price allocation.

On April 19, 2011, the Company completed an investment in the U.S. based company Intcomex. Intcomex is a leading IT distributor focused solely on the Latin America and the Caribbean markets. The Company invested cash of $13.0 million and contributed its Colombia and Guatemala operations and certain of its other Latin America operations in exchange for an approximate 23% share of the outstanding common stock of Intcomex. The Company also holds a seat on the Intcomex Board of Directors. The investment is an equity method investment, and the Company’s share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of income. The Company’s share of earnings (losses) is recorded three months in arrears in order to meet the Company’s reporting deadlines. An immaterial amount of income is included in earnings for the year ended December 31, 2011. The investment is included in “other assets” in the consolidated balance sheet. The Company recorded a $3.0 million non-cash, non-taxable gain on investment in the second quarter of 2011 for the difference between the fair value of the investment received in Intcomex and the carrying value of the assets contributed. The carrying value of the Company’s investment in Intcomex is greater than 23% of the book value of Intcomex’s equity. This difference is allocated to an unrecorded intangible asset to reflect the unique customers and geographic footprint of the Intcomex operations. The difference will be amortized over seven years and will offset the Company’s share of the income reported by Intcomex. Based on the requirements in Rules 3-09 and 1-02(w) in Regulation S-X of the Exchange Act, the investment in Intcomex did not meet the requirements for providing separate financial statements as of December 31, 2011.

4. Income Tax Expense

For financial reporting purposes, income from continuing operations before income taxes, by tax jurisdiction, is comprised of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
United States	$240	$5,911	$23,147
Foreign	56,944	45,931	12,245

	$57,184	$51,842	$35,392

Brightpoint, Inc.

Notes to Consolidated Financial Statements

The reconciliation for 2011, 2010 and 2009 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. Federal benefit	(0.1)	(1.4)	1.2
Net benefit of tax on foreign operations	(14.8)	(10.7)	(16.5)
Release of valuation allowance	(7.0)	(0.4)	(26.6)
Other (1)	3.2	2.6	(8.4)

Effective income tax rate	16.3%	25.1%	(15.3%)

(1)	Other is primarily comprised of the impact of permanent differences between income before income tax and taxable income.

Income tax expense for the year ended December 31, 2011 included $4.3 million of income tax benefit for the reversal of valuation allowances on foreign tax credits that are expected to be utilized in the United States, $0.6 million of income tax benefit related to the expiration of the statute of limitations on certain tax positions, and $0.5 million of income tax benefit for the reversal of a valuation allowance on net operating losses in certain countries that are now expected to be utilized.

Income tax expense for the year ended December 31, 2010 included a $4.8 million benefit for the reversal of a valuation allowance on deferred tax assets that were expected to be utilized. This benefit was offset by $3.1 million of tax expense related to valuation allowances on deferred tax assets resulting from net operating losses in certain countries that were no longer more likely than not to be utilized and $1.4 million of tax expense related to valuation allowances on foreign tax credits that were no longer expected to be utilized in the United States.

Income tax benefit for the year ended December 31, 2009 included a $10.9 million benefit for the reversal of a valuation allowance on certain foreign tax credit carryforwards in addition to a $5.4 million benefit from the reversal of a reserve on an uncertain tax position in Germany that became more likely than not to be sustained. Income tax benefit for the year ended December 31, 2009 was partially offset by $4.9 million in charges related to valuation allowances on deferred tax assets resulting from previous net operating losses in certain countries that are no longer more likely than not to be utilized.

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$2,105	$(3,000)	$3,022
State	141	(654)	240
Foreign	10,395	8,970	10,825

	$12,641	$5,316	$14,087

Deferred:
Federal	(3,450)	6,897	(7,418)
State	(493)	985	(1,175)
Foreign	595	(201)	(10,928)

	(3,348)	7,681	(19,521)

	$9,293	$12,997	$(5,434)

There was an immaterial amount of income tax expense recorded in discontinued operations in 2011 and 2010. During 2009 there was an income tax expense recorded in discontinued operations of $1.1 million.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

Components of the Company’s net deferred tax assets are as follows (in thousands):

	Years ended December 31,
	2011	2010
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,483	$1,429
Accrued liabilities and other	9,704	8,306
Inventory reserve	1,155	1,063
Accrued bonus	3,250	3,764
Equity based compensation	3,279	2,561
Net operating losses and other carryforwards	12,310	4,104
Valuation allowance	(6,995)	(91)
Noncurrent:
Long-term assets	1,069	—
Property and equipment	—	2,489
Long-term pension liability	1,748	1,441
Unrealized gains in other comprehensive income	563	1,098
Net operating losses and other carryforwards	37,423	42,419
Valuation allowance	(22,501)	(28,562)

Total deferred tax assets	42,488	40,021

Deferred tax liabilities:
Current:
Other current liabilities	(3,068)	(3,166)
Noncurrent:
Property and equipment	(6,427)	—
Other noncurrent liabilities	(1,299)	(804)
Intangibles	(15,839)	(22,248)

Total deferred tax liabilities	(26,633)	(26,218)

Net deferred assets	$15,855	$13,803

Income tax payments for continuing operations were $8.0 million, $16.1 million, and $13.1 million in 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had net operating loss carryforwards of approximately $137.7 million, of which approximately $47.8 million will expire between 2013 and 2031 and $89.9 million have no expiration date. The Company also has U.S. foreign tax credits of $10.7 million of which $5.2 million will expire during 2012 and $5.5 million will expire between 2013 and 2021. The Company determined that a portion of the deferred tax asset related to net operating loss carryforwards and foreign tax credits are not likely to be realized. A valuation allowance has been established to record these assets it at expected realizable value.

United States income taxes have not been provided on accumulated but undistributed earnings of its non-U.S. subsidiaries as these earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been made. Accumulated undistributed earnings of foreign subsidiaries, which are permanently reinvested to meet non-US liquidity needs, were approximately $148 million as of December 31, 2011. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable the various foreign countries. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity of determining the probability or timing of repatriations, calculating taxes through multiple parent companies, the impact of local country withholding and income taxes, the determination of the exact form of distribution, the impact of tax elections, the characterization of income for purposes of foreign tax credit and limitations and foreign currency effects.

The Company’s unrecognized tax benefits for the period ended December 31, 2011, were $0.9 million ($0.1 million in interest and penalties and $0.8 million of tax positions), which if recognized, would impact the effective tax rate. Interest and penalties related to income taxes are classified as tax expense. Accrued interest was $0.1 million and $0.2 million at

Brightpoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010. Net interest income recognized in the statement of income for December 31, 2011 was $0.1 million. The Company’s accrued penalties were immaterial. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Beginning balance	$1,981	$1,866	$1,671
Additions based on tax positions related to the current year	—	13	759
Additions for tax positions of prior years	193	973	5,029
Reductions for tax positions of prior years	—	—	(504)
Lapse of statute of limitations	(480)	(251)	(213)
Settlements	(909)	(620)	(5,387)
Translation and other	(20)	—	511

Ending balance	$765	$1,981	$1,866

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

5. Restructuring

During the second quarter of 2011, the Company announced a restructuring plan that included the relocation of the former Touchstone Wireless operations in Bristol, Tennessee to its existing facilities in Fort Worth, Texas and Plainfield, Indiana. The Company also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. Current restructuring reserve liabilities are included in “accrued expenses” in the consolidated balance sheet.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

EMEA Activity

The Company continues its efforts to optimize the operating and financial structure of its EMEA division, which began in 2009. A main strategic component of this plan focuses on consolidating current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The EMEA region has four Centers of Excellence located in Sweden, Slovakia, Germany and South Africa. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA division into a shared services center. As of the end of 2011, all Europe entities have migrated into the shared services center, and the Company plans to migrate the Middle East and South Africa operations in 2012. Reserve activity for the plan described above is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Asset Impairment Charges	Other	Total

2009 Activity:
Restructuring charge	$—	$(360)	$—	$—	$(360)
Cash usage	—	360	—	—	360

Balance at December 31, 2009	$—	$—	$—	$—	$—

2010 Activity:
Restructuring charge	$—	$2,667	$558	$—	3,225
Cash usage	—	(121)	—	—	(121)
Non-cash usage	—	—	(565)	—	(565)
Foreign currency translation	—	44	7	—	51

Balance at December 31, 2010	$—	$2,590	$—	$—	$2,590

2011 Activity:
Restructuring charge	2,223	830	393	149	3,595
Cash usage	(1,911)	(3,396)	—	(149)	(5,456)
Non-cash usage	—	—	(393)	—	(393)
Foreign currency translation	17	89	—	—	106

Balance at December 31, 2011*	$329	$113	$—	$—	$442

*	The restructuring reserve for EMEA as of December 31, 2011 does not include a $0.4 million reserve for severance charges incurred in 2009 for the departure of the Company’s President of the EMEA division that is not part of the consolidation and rationalization plan described above.

Restructuring charge for the EMEA division was $3.6 million for the year ended December 31, 2011. The restructuring charge consists of the following:

•	$2.4 million of severance charges for workforce reduction in connection with continued global entity consolidation and rationalization.

•	$1.4 million of charges for the termination of operating leases, impairment of equipment, and other charges related to the consolidation of warehouse facilities in the EMEA division.

•	$0.2 million reversal of severance charges for the settlement of a dispute with a former employee in EMEA.

Total restructuring costs for the Company’s centralization and consolidation of services in its EMEA division that began in 2009 were $6.5 million as of December 31, 2011. The Company will continue to incur restructuring charges in the future for these activities in EMEA.

Americas Activity

On May 17, 2011 the Company announced its plan to relocate its Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into its existing facilities in Fort Worth, Texas and Plainfield, Indiana. The relocation of operations and final activities to shut down the facility occurred during the third and fourth quarters of 2011 and final retention bonuses will be paid during the first half of 2012. The Company also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. The Company has accrued severance and retention bonuses related to the closing.

During the second quarter of 2011, the Company completed an investment in Intcomex, pursuant to which certain of the Company’s Latin American operations along with cash of $13.0 million were contributed in return for approximately 23% of the outstanding common stock of Intcomex. The Company incurred restructuring costs for the impairment of assets and severance charges to optimize the Latin America operations that remain part of the Company.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

Reserve activity for the Americas division for the year ended December 31, 2011 is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Asset Impairment Charges	Other	Total

Balance at December 31, 2010	$—	$—	$—	$—	$—
Restructuring charge	2,834	951	426	1,178	5,389
Cash usage	(1,892)	(52)	—	(1,149)	(3,093)
Non-cash usage	—	—	(426)	—	(426)

Balance at December 31, 2011*	$942	$899	$—	$29	$1,870

*	The restructuring reserve for the Americas division as of December 31, 2011 does not include a $0.2 million restructuring reserve acquired in the purchase of Touchstone Wireless that are not part of the plan described above.

Restructuring charge for the Americas division was $5.4 million for the year ended December 31, 2011. The restructuring charge consists of the following:

•

$2.7 million of severance charges for the elimination of employee positions upon the relocation of the Touchstone Wireless operations in Bristol, Tennessee and the closing of the office in Hatfield, Pennsylvania.

•

$2.5 million of lease termination, asset impairment and other expenses related to the relocation of the Touchstone Wireless operations in Bristol, Tennessee and the closing of the office in Hatfield, Pennsylvania.

•

$0.1 million of severance and asset impairment charges for the optimization of the remaining Latin America operations subsequent to the contribution of certain Latin America operations for the investment in Intcomex.

•	$0.1 million of severance for headcount reduction at the North America operation

The Company expects to incur approximately $0.2 million of restructuring expense for retention bonuses in the first half of 2012 in relation to the shut-down of the aforementioned facilities.

Asia-Pacific Activity

The Asia-Pacific division incurred a $0.2 million restructuring charge during 2011 related to a headcount reduction.

Corporate Activity

The Corporate division incurred $0.2 million of restructuring charges during 2011 related to the elimination of six positions.

Continued global initiatives to centralize and consolidate operations could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.

6. Divestitures and Discontinued Operations

The Company records the results of operations and related disposal costs, gains and losses for significant components that the Company has abandoned or sold in discontinued operations for all periods presented. The consolidated statements of income reflect the reclassification of the Company’s operations in Italy, France, Poland and Turkey to discontinued operations for all periods presented. The Company exited its Poland and Turkey operations in the first quarter of 2009, its France operation in the third quarter of 2009 and its Italy operation in the first quarter of 2010. There were no material impairments of tangible or intangible assets related to these discontinued operations.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

Details of discontinued operations are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Gain (loss) from discontinued operations before income taxes	$634	$(8,646)	$(12,617)
Income tax expense	—	35	1,129

Gain (loss) from discontinued operations	$634	$(8,681)	$(13,746)

Gain (loss) on disposal from discontinued operations	307	(46)	(523)

Total discontinued operations, net of income taxes	$941	$(8,727)	$(14,269)

7. Property and Equipment

The components of property and equipment are as follows (in thousands):

	December 31,
	2011	2010
Information systems equipment and software	$157,758	$132,568
Furniture and equipment	50,521	40,373
Leasehold and building improvements	24,502	18,298
Buildings	47,281	37,886
Land	9,103	6,438

	289,165	235,563
Less accumulated depreciation	(143,217)	(124,456)

	$145,948	$111,107

Depreciation expense charged to continuing operations was $23.1 million, $19.4 million and $18.3 million in 2011, 2010 and 2009.

8. Lease Arrangements

The Company leases certain of its offices and warehouse spaces as well as certain furniture and equipment under operating leases. Total rent expense charged to continuing operations for these operating leases was $18.6 million, $14.2 million and $16.5 million for 2011, 2010 and 2009. In October 2009 the Company purchased its Americas division headquarters. The Company had been the tenant in an operating lease for the property. Rent expense associated with the Company’s Americas division headquarters was approximately $2.6 million for 2009.

The aggregate future minimum payments on the above leases are as follows (in thousands):

Years ending December 31,
2012	$16,075
2013	12,726
2014	9,851
2015	7,819
2016	6,586
Thereafter	3,973

$57,030

Brightpoint, Inc.

Notes to Consolidated Financial Statements

9. Borrowings

The table below summarizes the borrowings that were available to the Company as of December 31, 2011 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability

Global Credit Facility	$500,000	$247,067	$1,226	$251,707
Other	46,500	5,433	—	41,067

Total	$546,500	$252,500	$1,226	$292,774

The Company had $3.5 million of guarantees and $0.5 million of short-term borrowings that did not impact its net availability as of December 31, 2011.

On September 28, 2011 the Company entered into the fifth amendment to its credit facility agreement dated as of February 16, 2007, and amended on July 31, 2007, November 20, 2007, March 12, 2009 and November 23, 2010. The fifth amendment: (i) increased the total borrowing capacity to $500 million from the prior capacity of approximately $450 million; (ii) extended the maturity date until September 2016; (iii) allowed investments in majority-owned joint ventures up to $30 million in the aggregate; (iv) reduced the interest rate to 2.25% over LIBOR, or approximately 2.50%, as of December 31, 2011, which is approximately 50 basis points lower than under the previous credit facility; and (v) increased the allowance for factored receivables in operations outside of the U.S. to $250 million from the prior allowance of $150 million. Consistent with the prior credit facility agreement, the amended agreement contains covenants requiring a maximum leverage ratio below 3.0 and a fixed charge ratio above 2.0. The amended agreement supports the Company’s strategy to grow its business through organic growth opportunities, new product and service offerings, start-up operations and joint ventures or acquisitions.

The credit facility bears interest at a base rate plus an adjustment based on the Company’s consolidated leverage ratio. The base rate for borrowings is LIBOR plus the applicable rate. The weighted average interest rate at December 31, 2011 including the effect of interest rate swaps was approximately 3.2%.

At December 31, 2011, the Company and its subsidiaries were in compliance with the covenants in each of its credit agreements. For the years ended December 31, 2011, 2010 and 2009, interest expense, which approximates cash payments of interest, was $16.0 million, $9.2 million and $9.5 million. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The amended credit facility agreement expires in September 2016, at which time all outstanding amounts will be due.

10. Guarantees

Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.

As of December 31, 2011, the Company has issued $4.8 million in letters of credit and bank guarantees that primarily relate to facility rent obligations and inventory purchases that require bank guarantees. In certain instances, a landlord will require a letter of credit or a bank guarantee to pay the Company’s rent obligation upon default. For inventory purchases that require bank guarantees, the underlying obligations for the inventory purchases are recorded in the financial statements at their full value. Should the Company fail to pay its obligation to one or all of these suppliers, the suppliers may draw on the guarantee issued for them. These letters of credit and guarantees have varying maturity dates.

As of December 31, 2011 the maximum future payments under these guarantees and letters of credit are $4.8 million.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

11. Shareholder’s Equity

The Company has authorized 1.0 million shares of preferred stock, which remain unissued. The Board of Directors has not yet determined the preferences, qualifications, relative voting or other rights of the authorized shares of preferred stock.

Treasury Stock

As of December 31, 2011 the Company has repurchased a total of 23.2 million shares of its common stock at a weighted average price of $7.24 totaling $168.1 million.

The Company has a share repurchase program allowing aggregate share repurchases of Brightpoint, Inc. common stock of up to $130 million. The plan was originally approved by the Board of Directors in 2009 and has since been amended, including an extension of the expiration date to December 31, 2012. Through December 31, 2011, the Company had repurchased 15.4 million Brightpoint, Inc. shares worth an aggregate of approximately $101.1 million for approximately $93.4 million in cash and at an average purchase price of $6.07 per share under the Share Repurchase Program.

Repurchases may be made from time to time through open market, by block purchase, negotiated transactions, or other transactions managed by broker-dealers. This is the only share repurchase program currently in place. After the above repurchases and increases in the allowance for repurchases, the Company has approximately $36.6 million available under the Share Repurchase Program. The Company believes that it will have sufficient liquidity to complete the Share Repurchase Program.

12. Legal Proceedings and Contingencies

LN Eurocom

On September 11, 2008, LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. Smartphone disputes this claim and intends to vigorously defend this matter. Final pleadings in the matter were entered and legal proceedings concluded in September 2011. On November 25, 2011, the court entered a judgment against Smartphone for approximately 1.6 million EUR (approximately $2.0 million as of December 31, 2011) plus interest accruing from the contract termination date, legal fees and other costs aggregating 1.2 million EUR (approximately $1.6 million as of December 31, 2011), which are accrued as of December 31, 2011. The Company has appealed the court’s ruling and will continue to vigorously defend the case; however, interest will continue to accrue until the matter is resolved.

Norwegian tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities claimed $2.7 million, which was paid by Dangaard Telecom Norway AS Group. Dangaard Telecom Norway AS Group disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of December 31, 2011). On February 19, 2010, the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway appealed the decision and on March 4, 2011, the appeal court ruled in favor of the Norwegian Tax Authorities. On April 4, 2011, Brightpoint Norway filed a request with the appeal court for the case to be heard by the Norway Supreme Court. On May 11, 2011, the request was denied and therefore, the decision by the appeal court on March 4, 2011 is final. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted). The Company is currently seeking recovery for any amounts it may be entitled under indemnity rights with respect to this claim.

Brightpoint, Inc.

Notes to Consolidated Financial Statements

German tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Germany Holding GmbH, received notice from the German tax authorities regarding tax claims in connection with the deductibility of certain stock adjustments and various fees during the period 1998 to 2002. Dangaard Telecom Germany Holding GmbH agreed to pay part of the claim, and the current amount in dispute is $1.8 million. Dangaard Telecom Germany Holding GmbH continues to dispute this claim and intends to defend this matter vigorously. The former shareholders of Dangaard Telecom are obliged to indemnify Dangaard Holding with respect to any such tax claims. Due to the claim’s limited size, however, it will be below an agreed upon threshold, therefore, the indemnification would not be activated by this claim if no other claims for indemnification have been or are asserted.

13. Quarterly Results of Operations (Unaudited)

2011	First	Second	Third	Fourth
Revenue	$1,114,880	$1,234,914	$1,338,145	$1,556,443
Gross profit	86,529	93,127	94,255	101,922
Income from continuing operations	8,007	11,766	13,120	14,999
Net income	9,296	10,674	13,797	15,065
Net income attributable to common shareholders	9,296	10,674	13,797	15,065
Earnings per share-basic:
Income from continuing operations	$0.12	$0.18	$0.19	$0.22
Net income	$0.14	$0.16	$0.20	$0.22
Earnings per share-diluted:
Income from continuing operations	$0.11	$0.18	$0.19	$0.22
Net income	$0.13	$0.16	$0.20	$0.22

2010	First	Second	Third	Fourth
Revenue	$795,287	$788,620	$889,029	$1,120,305
Gross profit	72,179	71,000	76,486	94,960
Income from continuing operations	4,726	7,269	11,437	15,413
Net income	1,449	2,992	9,805	15,873
Net income attributable to common shareholders	1,449	2,992	9,805	15,873
Earnings per share-basic:
Income from continuing operations	$0.07	$0.10	$0.16	$0.23
Net income	$0.02	$0.04	$0.14	$0.24
Earnings per share-diluted:
Income from continuing operations	$0.07	$0.10	$0.16	$0.22
Net income	$0.02	$0.04	$0.14	$0.23

The quarterly consolidated results of operations reflect the reclassification of the results of operations of the Company’s Italy business to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. The Company exited its Italy operations in the first quarter of 2010.

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business in certain markets. The 2011 information presented above reflects:

•	the restructuring charges (see Note 5);

•	$3.1 million of expense in accordance with a mutual separation agreement between the Company and its former Chief Financial Officer;

•	$3.0 million charge related to a contingency from a contract that was acquired with the purchase of Dangaard Telecom in 2007 (see Note 12);

•	$3.0 million of non-taxable, non-cash gain related to the investment in Intcomex (see Note 3); and

•	$4.3 million of income tax benefit for the reversal of valuation allowances on foreign tax credits that are expected to be utilized in the United States (see Note 4).

Brightpoint, Inc.

Notes to Consolidated Financial Statements

The 2010 information presented above reflects:

•	the restructuring charges (see Note 5);

•	$2.9 million of acquisition expenses related to the purchase of Touchstone Wireless;

•

$3.1 million income tax expense related to valuation allowances on deferred tax assets resulting from previous net operating losses in Colombia, Denmark, and Belgium that are no longer expected to be utilized and $1.4 million of income tax expense related to valuation allowances on foreign tax credits that are no longer expected to be utilized in the U.S. (see Note 4); and

•	$4.8 million of income tax benefit for the reversal of valuation allowances on deferred tax assets that are now expected to be utilized (see Note 4).

14. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain in order to reduce the amount of working capital required to fund such receivables. The Company’s credit facility agreement permits the factoring of up to $250 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “interest” in the consolidated statement of income in the period of the sale.

Net funds received reduced accounts receivable outstanding while increasing cash. The Company is the collection agent on behalf of the third party for the arrangements in Germany and Spain. However, the Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in either Germany or Spain. The Company has obtained third party credit insurance on the majority of the factored accounts receivable to mitigate credit risk and the credit insurance has been assigned to the factor. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.

The factoring agreement in Germany (amended in April 2011 and December 2011) allows up to approximately $140 million in factored receivables, which is subject to the $250 million factoring allowance in the credit facility agreement. In accordance with the December 2011 amendment, the allowance for factored receivables will be reduced to approximately $80 million on February 29, 2012.

At December 31, 2011, the Company had sold $57.8 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At December 31, 2010, the Company had sold $28.4 million of accounts receivable under these agreements. Fees paid pursuant to these agreements were $1.8 million and $0.1 million for the years ended December 31, 2011 and 2010.

15. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Currency translation of foreign investments	$10,357	$23,899	$18,562
Unrealized loss on derivative instruments, net of tax	(589)	(1,309)	(2,064)
Pension benefit obligation, net of tax	(845)	(820)	(760)

Total accumulated other comprehensive income	$8,923	$21,770	$15,738

16. Subsequent Events

Acquisitions

On January 10, 2012, the Company announced that its subsidiary Brightpoint International (Malaysia) Sdn. Bhd. (Brightpoint Malaysia) completed the formation of a joint venture in Malaysia with STC Partners Sdn. Bhd. (STC). Under this agreement the Company paid approximately $6.1 million and transferred 40 percent ownership of Brightpoint Malaysia to STC. The joint venture also purchased certain fixed assets and inventory from STC for $3.4 million. STC is eligible for earn-out

Brightpoint, Inc.

Notes to Consolidated Financial Statements

payments of up to a maximum of approximately $11.3 million based on whether the joint venture business meets certain net profit before tax targets in the five years subsequent to the completion of the transactions. For 2012, the Company will report the non-controlling interest of the joint venture separate from shareholders’ equity in the consolidated balance sheets. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income for the joint venture (including both the Company’s and STC’s share) will be reported in the Company’s consolidated statement of income. The Company’s net income attributable to common shareholders will exclude the net income (loss) attributable to the non-controlling interest and both will be disclosed separately in the consolidated statement of income.

Customer Transition

On February 21, 2012, the Company announced that its North America operation was notified that one of its logistic services customers will begin transitioning to another service provider beginning in April, 2012. The transition of this customer is not expected to have a material impact on revenue but may have a negative impact on gross profit, operating income and net income.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Brightpoint, Inc.

We have audited the accompanying Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2011 and 2010, and the related Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightpoint, Inc. as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Brightpoint, Inc.

We have audited Brightpoint, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brightpoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Brightpoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Brightpoint, Inc. as of December 31, 2011 and 2010 and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2011 and the financial statement schedule listed in Item 15(a)(2) of Brightpoint, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 29, 2012

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control — Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Brightpoint, Inc. has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The management of Brightpoint, Inc. is responsible for the preparation and integrity of the Company’s Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in this Annual Report on Form 10-K. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with U.S. generally accepted accounting principles. A staff of internal auditors regularly monitors, on a worldwide basis, the adequacy and effectiveness of internal accounting controls. The Senior Vice President of Internal Audit reports directly to the audit committee of the board of directors.

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

The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent registered public accounting firm, Ernst & Young LLP. Additionally, Ernst & Young LLP has provided an independent assessment as to the fairness of the financial statements and an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2012, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2012, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2012, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2012, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Company’s Annual Meeting of Shareholders to be held in 2012, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The consolidated financial statements of Brightpoint, Inc. are filed as part of this report under Item 8.

(a) (2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

Exhibit Number	Description

2.1	Agreement for the Sale and Purchase of the entire issued share capital of Brightpoint (Ireland) Limited dated February 19, 2004(11)

2.2	Plan and Agreement of Merger between Brightpoint, Inc. and Brightpoint Indiana Corp. dated April 23, 2004(13)

2.3	Agreement for the Sale and Purchase of 100% of the Securities of Brightpoint France and Transfer of Shareholder Loan(24)

2.4	Stock Purchase Agreement by and between Brightpoint Holdings B.V. and John Alexander Du Plessis Currie, the sole shareholder of Persequor Limited effective as of January 1, 2006(25)

2.5	Asset Purchase Agreement dated December 18, 2006 by and among 2601 Metropolis Corp., CellStar Corporation, National Auto Center, Inc., CellStar Ltd. and CellStar Fulfillment Ltd.(27)

2.6	Stock Purchase Agreement dated February 19, 2007 as amended on April 19, 2007, May 17, 2007 and June 15, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S, Dangaard Telecom A/S and Nordic Capital Fund VI (for purposes of Sections 6.16 and 12.14 only), consisting of: Nordic Capital VI Alpha, L.P., Nordic Capital Beta, L.P., NC VI Limited and Nordic Industries Limited and First, Second and Third Amendments thereto. (31)

3.1	Amended and Restated Articles of Incorporation of Brightpoint, Inc. (formerly Brightpoint Indiana Corp.)(16)

3.2	Amended and Restated By-Laws of Brightpoint, Inc. as amended (formerly Brightpoint Indiana Corp.)(34)

4.1	Indenture between the Company and the Chase Manhattan Bank, as Trustee dated as of March 11, 1998 (2)

4.2	Termination Agreement effective as of January 1, 2006 terminating the Shareholders Agreement by and among Brightpoint India Private Limited, Brightpoint Holdings B.V. and Persequor Limited dated as of November 1, 2003, as amended(25)

4.1	Shareholder Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

4.3	Registration Rights Agreement dated as of July 31, 2007 by and among Brightpoint, Inc. and Dangaard Holding A/S. (32)

10.1	Rights Agreement, dated as of February 20, 1997, between Brightpoint, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent(1)

10.1.1	Amendment Number 1 to the Rights Agreement by and between Brightpoint, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, appointing American Stock Transfer & Trust Company dated as of January 4, 1999(4)

10.1.2	Amendment Number 2 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 12, 2004(15)

10.1.3	Amendment Number 3 to the Rights Agreement by and between Brightpoint, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of February 3, 2009 (38)

10.2	1996 Stock Option Plan, as amended(8)*

10.3	Employee Stock Purchase Plan(5)

10.4	Brightpoint, Inc. 401(k) Plan (2001 Restatement)(9)

10.5	First Amendment to the Brightpoint, Inc. 401(k) Plan effective January 1, 2002(9)

10.6	Brightpoint, Inc. 401(k) Plan, effective October 1, 2002(10)

10.7	Brightpoint, Inc. Amended and Restated 2004 Long-Term Incentive Plan (as adjusted for 3 for 2 stock splits in September and December 2005 and for a 6 for 5 stock split in May 2006 and as amended by a vote of the shareholders on July 31, 2007, May 13, 2008 and May 5, 2009) (35)*

10.7.1	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Executive Grantee(12)*

10.7.2	Form of Stock Option Agreement pursuant to 2004 Long-Term Incentive Plan between the Company and Non-executive Grantee(12)*

Exhibit Number	Description

10.7.3	Form of Restricted Stock Unit Award Agreement between the Company and Grantee(53)*

10.7.4	Form of Executive Stock Option Agreement with Forfeiture Provision(19)*

10.7.5	Form of Executive Restricted Stock Unit Award Agreement with Forfeiture Provision(53)*

10.8	Amended and Restated Independent Director Stock Compensation Plan(14)*

10.9	Form of Indemnification Agreement between the Company and Officers(12)

10.9.2	Indemnification Agreement between Brightpoint and Mr. V. William Hunt dated February 11, 2004(11)

10.10	Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(6)*

10.10.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Agreement between the Company and Robert J. Laikin dated July 1, 1999(7)*

10.10.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(10)*

10.10.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(11)*

10.10.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(20)*

10.10.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Robert J. Laikin dated July 1, 1999(37)*

10.11	Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(6)*

10.11.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(7)*

10.11.2	Amendment No. 2 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (10)*

10.11.3	Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999 (11)*

10.11.4	Amendment No. 4 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(20)*

10.11.5	Amendment No. 5 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and J. Mark Howell dated July 1, 1999(37)*

10.12	Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(6)*

10.12.1	Amendment No. 1 dated January 1, 2001 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(7)*

10.12.2	Amendment No. 2 dated January 1, 2002 to the Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(9)*

10.12.3	Amendment No. 3 dated January 1, 2003 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(10)*

10.12.4	Amendment No. 4 dated January 1, 2004 to Amended and Restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(11)*

10.12.5	Amendment No. 5 dated April 7, 2005 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(20)*

10.12.6	Amendment No. 6 dated December 30, 2008 to Amended and restated Employment Agreement between the Company and Steven E. Fivel dated July 1, 1999(37)*

10.13	Lease Agreement between the Company and Airtech Parkway Associates, LLC, dated September 18, 1998(3)

10.14	Lease Agreement between Wireless Fulfillment Services, LLC and Harbour Properties, LLC, dated April 25, 2000(7)

10.15	Lease Agreement between Brightpoint North America, L.P. and DP Industrial, LLC, dated as of October 1, 2004(17)

10.16	Lease Agreement between Wireless Fulfillment Services, LLC and Perpetual Trustee Company Limited, dated November 10, 2004(18)

10.17	Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto(28)*

10.17.1	Commitment Increase Agreement dated as of March 30, 2007 among Brightpoint, Inc. (and certain of its subsidiaries identified therein), the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as administrative agent(30)

10.17.2	First Amendment dated July 31, 2007 to Credit Agreement dated February 16, 2007 by and among the Brightpoint, Inc. (and certain of its subsidiaries identified therein), Banc of America Securities LLC, as sole lead arranger and book manager, General Electric Capital Corporation, as syndication agent, ABN AMRO Bank N.V., as documentation agent, Wells Fargo Bank, N.A., as documentation agent, Bank of America, N.A., as administration agent, and the other lenders party thereto. (32)

10.17.3	Third Amendment, dated March 12, 2009 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (39)

Exhibit Number	Description

10.17.4	Fourth Amendment, dated November 23, 2010 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (45)

10.17.5	Fifth Amendment, dated September 28, 2011 to the Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A., as administration agent, and the other lenders party thereto (51)

10.18	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Robert J. Laikin and Brightpoint, Inc. (22)*

10.18.1	Amended and Restated Agreement for Supplemental Executive Retirement Benefit between the Company and Robert J. Laikin (49)*

10.19	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between J. Mark Howell and Brightpoint, Inc. (22)*

10.19.1	Amended and Restated Agreement for Supplemental Executive Retirement Benefit between the Company and J. Mark Howell dated August 16, 2011. (49)*

10.20	Amended and Restated Agreement for Supplemental Executive Retirement Benefit dated as of January 18, 2006 by and between Steven E. Fivel and Brightpoint, Inc. (22)*

10.21	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Robert J. Laikin (20)*

10.22	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and J. Mark Howell (20)*

10.23	Restricted Stock Award Agreement Pursuant to the 2004 Long-Term Incentive Plan of Brightpoint, Inc. dated as of April 7, 2005 between Brightpoint, Inc. and Steven E. Fivel (20)*

10.24	Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated as of November 9, 2006 (29)*

10.24.1	Amendment No. 1 dated December 30, 2008 to Employment Agreement between Brightpoint, Inc. and Vincent Donargo dated November 6, 2006 (37)*

10.25	Amended and Restated Employment Agreement dated as of May 6, 2009 between the Company and Anthony Boor (21)*

10.25.1	Agreement for Supplemental Executive Retirement Benefit dated as of May 6, 2009 between the Company and Anthony Boor (21)*

10.26	Lease Agreement between the Brightpoint North America L.P. and Opus North Corporation, dated February 9, 2006 (23)

10.27	Lease Agreement between Brightpoint Services, LLC and Louisville United, LLC (26)

10.28	Employment Agreement dated February 23, 2006 between Brightpoint Asia Limited and John Alexander Du Plessis Currie (25)*

10.29	Restricted Stock Award Agreement dated February 23, 2006 between Brightpoint, Inc. and John Alexander Du Plessis Currie (25)*

10.30	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint Asia Limited and Persequor Limited originally dated as of August 7, 2002, as amended and extended on July 1, 2004 (25)

10.31	Termination Agreement effective as of January 1, 2006 terminating the Management Services Agreement by and between Brightpoint India Private Limited and Persequor Limited dated November 1, 2003, as amended (25)

10.32	Escrow Agreement dated as of July 31, 2007 by and among Brightpoint, Inc., Dangaard Holding A/S and American Stock Transfer and Trust Company, as escrow agent (32)

10.33	Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.33.1	Amendment No. 1 dated December 30, 2008 to Amended and Restated Employment Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (37)

10.34	Relocation Agreement between Brightpoint, Inc. and Michael K. Milland, effective as of October 1, 2007. (33)

10.35	Employment Agreement dated November 1, 2008 between Brightpoint Australia Pty Ltd and Raymond Bruce Thomlinson (36)*

10.35.1	Amendment No. 1 dated as of January 4, 2010 to the Employment Agreement between Brightpoint Australia Pty Ltd. And Raymond Bruce Thomlinson (42)

10.36	Settlement Agreement, dated as of October 1, 2009, by and among Brightpoint, Inc., NC Telecom Holding A/S, Nordic Wholesale Services S.a.r.l., the beneficial owner of NC Holding, and Nordic Capital Fund VI (consisting of Nordic Capital VI Alpha, L.P., Nordic Capital VI Beta, L.P., Nordic Capital VI Limited, NC VI Limited and Nordic Industries Limited) (41)

10.37	Purchase Agreement, dated as of October 16, 2009, by and among Airtech Parkway, LLC a wholly-owned subsidiary of Brightpoint, Inc. and KPJV 501 Airtech Parkway, LLC (41)

10.38	Employment Agreement dated as of January 4, 2010 between the Company and Anurag Gupta (42)

10.39	Relocation Agreement dated as of January 4, 2010 between the Company and Anurag Gupta (42)

10.40	Agreement of Purchase and Sale, dated as of January 11, 2010 by and among Brightpoint, Inc. and Partner Escrow Holding A/S (43)

Exhibit Number	Description

10.41	Partnership Interest Purchase Agreement dated December 10, 2010 by and among Brightpoint North America L.P., Touchstone Acquisition, LLC, Touchstone Wireless Repair and Logistics, LP, Touchstone Wireless Investment Partners, LLC, Image 1 Wireless, Inc., Striker Partners I, L.P., John Cowles, EW Investment, LP, David Lundberg, Jason Potter, David Edwards, Chris Hawk, Michael Ball, Keith Clark and David Hunter (44)

10.42	Separation and General Release Agreement between the Company and Steven E. Fivel effective February 28, 2011. (46)

10.43	Consulting Agreement between the Company and Steven E. Fivel effective February 28, 2011. (46)

10.44	Employment Agreement dated January 17, 2011 between the Company and Craig M. Carpenter (46)

10.45	Purchase Agreement by and among Intcomex, Inc., Intcomex Colombia LTDA., Intcomex de Guatemala, S.A., Brightpoint, Inc., Brightpoint Latin America, Inc. and Brightpoint International Ltd. dated March 16, 2011. (47)

10.46	Separation Agreement between the Company and Anthony W. Boor dated May 10, 2011. (48)

10.47	Employment Agreement between the Company and Vincent Donargo dated May 10, 2011. (48)

10.48	Employment Agreement between Brighpoint, Inc. and Robert L. Colin, effective August 29, 2011. (50)

10.49	Agreement for the Sale and Purchase of Assets entered into on December 6, 2011 by and among Brightpoint International (Malaysia) Sdn. Bhd., STC Partners Sdn. Bhd., Mesad Aktif Resources Sdn. Bhd., Arista Xtreme Network Sdn. Bhd., Platinum Waves Sdn. Bhd., Leading Mobile Sdn. Bhd., ST Connection Sdn. Bhd., Genmatic Resources Sdn. Bhd., De’ Mobile-K Sdn. Bhd., Phoneworx Sdn. Bhd., Siow Teh Choy, Toh Guan Tong and Fung Chee Hong. (52)

21	Subsidiaries (53)

23	Consent of Independent Registered Public Accounting Firm (53)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (53)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (53)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (53)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (53)

99.1	Cautionary Statements (53)

101	The following material from Brightpoint, Inc.’s Form 10-K, for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements. (53)

Footnotes

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K, filed March 28, 1997 for the event dated February 20, 1997.
(2)	Incorporated by reference to the applicable exhibit filed with Company’s Current Report on Form 8-K filed April 1, 1998 for the event dated March 5, 1998.
(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(4)	Incorporated by reference to the applicable exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to Appendix B filed with the Company’s Proxy Statement dated April 15, 1999 relating to its Annual Shareholders meeting held May 18, 1999.
(6)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1999.
(7)	Incorporated by reference to the applicable exhibit filed with Form 10-K/A, Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to the applicable exhibit filed with the Company’s Tender Offer Statement on Schedule TO dated August 31, 2001.
(9)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

(11)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(12)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(13)	Incorporated by reference to Appendix E to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004
(14)	Incorporated by reference to Appendix C to Brightpoint, Inc.’s Proxy Statement dated April 26, 2004 relating to its Annual Stockholders meeting held June 3, 2004
(15)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed April 16, 2004 for the event dated April 12, 2004
(16)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed May 21, 2009
(17)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed October 5, 2004 for the event dated October 1, 2004
(18)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(19)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2005
(20)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 12, 2005
(21)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 8, 2009
(22)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 20, 2006
(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 15, 2006
(24)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(26)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2006
(28)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 21, 2007
(29)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 23, 2007
(30)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on April 5, 2007
(31)	Incorporated by reference to the applicable exhibit filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated June 20, 2007
(32)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 2, 2007
(33)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2007
(34)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on July 29, 2009
(35)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(36)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on November 21, 2008
(37)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 25, 2009
(38)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on February 9, 2009

(39)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on March 13, 2009
(40)	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009
(41)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 26, 2010
(42)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 8, 2010
(43)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
(44)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 13, 2010
(45)	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K filed on February 25, 2011
(46)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on January 19, 2011
(47)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on April 28, 2011
(48)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 10, 2011
(49)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 19, 2011
(50)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on August 30, 2011
(51)	Incorporated by reference to the applicable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on October 27, 2011
(52)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on December 9, 2011
(53)	Filed herewith
*	Denotes management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightpoint, Inc.

By:	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT J. LAIKIN	Chairman of the Board	February 29, 2012
Robert J. Laikin	Chief Executive Officer and Director
(Principal Executive Officer)

/S/ VINCENT DONARGO	Executive Vice President, Chief Financial	February 29, 2012
Vincent Donargo	Officer and Treasurer
(Principal Financial Officer)

/S/ ROBERT L. COLIN	Senior Vice President, Corporate	February 29, 2012
Robert L. Colin	Controller, Chief Accounting Officer
(Principal Accounting Officer)

/S/ ELIZA HERMANN	Director	February 29, 2012
Eliza Hermann

/S/ JOHN F. LEVY	Director	February 29, 2012
John F. Levy

/S/ CYNTHIA L. LUCCHESE	Director	February 29, 2012
Cynthia L. Lucchese

/S/ THOMAS J. RIDGE	Director	February 29, 2012
Thomas J. Ridge

/S/ RICHARD W. ROEDEL	Director	February 29, 2012
Richard W. Roedel

/S/ MICHAEL L. SMITH	Director	February 29, 2012
Michael L. Smith

/S/ JERRE L. STEAD	Director	February 29, 2012
Jerre L. Stead

/S/ KARI-PEKKA WILSKA	Director	February 29, 2012
Kari-Pekka Wilska

BRIGHTPOINT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period(1)	Charged to Costs and Expenses(1)	Charged to Other Accounts(1)		Deductions(1)	Balance at End of Period(1)
	(Amounts in thousands)

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$9,892	$848	$—		$(2,504)	$8,236
Included with liability accounts:
Restructuring reserves	6,193	9,376	—		(12,694)	2,875

Total	$16,085	$10,224	$—		$(15,198)	$11,111

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$12,205	$1,851	$413	(2)	$(4,577)	$9,892
Included with liability accounts:
Restructuring reserves	6,032	7,367	—		(7,206)	6,193

Total	$18,237	$9,218	$413		$(11,783)	$16,085

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$11,217	$6,816	$—		$(5,828)	$12,205
Included with liability accounts:
Restructuring reserves	$8,193	15,523	—		(17,684)	6,032

Total	$19,410	$22,339	$—		$(23,512)	$18,237

(1)	Balances include both continuing and discontinued operations.
(2)	Includes allowance for doubtful accounts assumed in the business combination of Touchstone Wireless and included in the allocation of the acquisition costs in accordance with Accounting Standards Codification (ASC) Section 805-20.