Form 10-Q
period 2012-03-31
BRIGHTPOINT INC
filed 2012-04-30
CIK 918946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2011 to March 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of April 23, 2012: 69,096,474

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brightpoint, Inc.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Distribution	$1,234,344	$984,653
Logistic services	135,744	130,227

Total revenue	1,370,088	1,114,880
Cost of revenue
Distribution	1,194,583	950,629
Logistic services	89,831	77,722

Total cost of revenue	1,284,414	1,028,351

Gross profit
Distribution	39,761	34,024
Logistic services	45,913	52,505

Total gross profit	85,674	86,529

Selling, general and administrative expenses	66,946	65,646
Amortization expense	6,971	5,792
Restructuring charges	2,419	385

Operating income from continuing operations	9,338	14,706
Interest, net	3,891	2,965
Other expense (income)	(224)	1,175

Income from continuing operations before income taxes	5,671	10,566
Income tax expense	2,608	2,559

Income from continuing operations	3,063	8,007
Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(268)	1,830
Loss on disposal of discontinued operations	(280)	(541)

Total discontinued operations, net of income taxes	(548)	1,289
Net income	2,515	9,296
Net loss attributable to non-controlling interest	125	—

Net income attributable to Brightpoint, Inc. shareholders	$2,640	$9,296

Earnings per share attributable to common shareholders—basic:
Income from continuing operations	$0.05	$0.12
Discontinued operations, net of income taxes	(0.01)	0.02

Net income	$0.04	$0.14

Earnings per share attributable to common shareholders—diluted:
Income from continuing operations	$0.05	$0.11
Discontinued operations, net of income taxes	(0.01)	0.02

Net income	$0.04	$0.13

Weighted average common shares outstanding:
Basic	68,335	67,453

Diluted	69,715	68,917

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$2,515	$9,296
Unrealized gain on derivative instruments, net of tax:
Net gain arising during period	336	852
Foreign currency translation, net of tax:
Net gain arising during period	8,377	9,440
Reclassification adjustment for losses included in net income, net of tax	620	63

Comprehensive income	$11,848	$19,651

Less: Net loss attributable to non-controlling interest	125	—

Comprehensive income attributable to Brightpoint, Inc. shareholders	$11,973	$19,651

See accompanying notes

Brightpoint, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,538	$40,842
Accounts receivable (less allowance for doubtful accounts of $8,416 in 2012 and $8,236 in 2011)	517,239	568,947
Inventories	469,209	468,937
Other current assets	75,724	66,039

Total current assets	1,085,710	1,144,765
Property and equipment, net	145,093	145,948
Goodwill	86,838	79,578
Other intangibles, net	114,825	98,693
Other assets	39,606	37,927

Total assets	$1,472,072	$1,506,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$693,434	$766,825
Accrued expenses	137,259	171,108
Lines of credit and other short-term borrowings	645	6,465

Total current liabilities	831,338	944,398
Long-term liabilities:
Lines of credit, long-term	296,048	246,542
Other long-term liabilities	32,433	24,806

Total long-term liabilities	328,481	271,348

Total liabilities	1,159,819	1,215,746
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 92,736 issued in 2012 and 91,470 issued in 2011	927	915
Additional paid-in-capital	660,614	656,533
Treasury stock, at cost, 23,594 shares in 2012 and 23,226 shares in 2011	(171,807)	(168,064)
Accumulated other comprehensive income	18,257	8,923
Accumulated deficit	(204,503)	(207,142)

Total Brightpoint, Inc. shareholders’ equity	303,488	291,165

Non-controlling interest	8,765	—

Total shareholders’ equity	312,253	291,165

Total liabilities and shareholders’ equity	$1,472,072	$1,506,911

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$2,515	$9,296
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,086	11,280
Non-cash compensation	3,202	3,702
Restructuring charge	2,419	385
Change in deferred taxes	(508)	4,361
Other non-cash	(213)	752
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	62,340	77,537
Inventories	12,047	(53,655)
Other operating assets	(11,076)	11,016
Accounts payable and accrued expenses	(129,249)	(162,059)

Net cash used in operating activities	(45,437)	(97,385)
Investing activities
Capital expenditures	(5,497)	(22,830)
Acquisitions, net of cash acquired	(9,426)	(111)
Decrease in other assets	2,273	590

Net cash used in investing activities	(12,650)	(22,351)
Financing activities
Net proceeds from lines of credit	42,063	105,369
Borrowings (repayments) on short-term financing	139	(407)
Deferred financing costs paid	—	(281)
Purchase of treasury stock	(3,743)	(3,778)
Excess tax benefit from equity based compensation	870	1,983
Proceeds from common stock issuances under employee stock option plans	—	394

Net cash provided by financing activities	39,329	103,280
Effect of exchange rate changes on cash and cash equivalents	1,454	1,794

Net decrease in cash and cash equivalents	(17,304)	(14,662)
Cash and cash equivalents at beginning of period	40,842	41,658

Cash and cash equivalents at end of period	$23,538	$26,996

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

For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2011. As used herein, the terms “BrightPoint”, “Company”, “we”, “our” and “us” mean Brightpoint, Inc. and its consolidated subsidiaries.

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

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$3,063	$8,007
Loss attributable to non-controlling interest	125	—

Income from continuing operations attributable to common shareholders	3,188	8,007
Discontinued operations, net of income taxes	(548)	1,289

Net income attributable to common shareholders	$2,640	$9,296

Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$0.05	$0.12
Discontinued operations, net of income taxes	(0.01)	0.02

Net income attributable to common shareholders	$0.04	$0.14

Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$0.05	$0.11
Discontinued operations, net of income taxes	(0.01)	0.02

Net income attributable to common shareholders	$0.04	$0.13

Weighted average shares outstanding for basic earnings per share	68,335	67,453
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	1,380	1,464

Weighted average shares outstanding for diluted earnings per share	69,715	68,917

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). ASC Update No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASC Update No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement on January 1, 2012.

In September 2011, the FASB issued ASC update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASC Update No. 2011-08”). ASC Update No. 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business activities. The primary risk managed by the use of derivative instruments is variability in foreign currency exchange rates. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company held the following types of derivatives at March 31, 2012 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Foreign currency forward contracts	Cash flows of forecasted inventory purchases denominated in a foreign currency other than the functional currency

The Company had an interest rate swap related to $25.0 million of the Company’s variable rate debt. The swap expired in January 2012. Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain components of these contracts are accounted for as cash flow hedges. The unrealized gain associated with the effective portion of these contracts included in other comprehensive income was approximately $0.3 million for the three months ended March 31, 2012 and the gain (loss) is expected to be reclassified into earnings within the next 12 months. The amount of gain (loss) associated with the ineffective portion of these contracts was immaterial for the three months ended March 31, 2012 and 2011. Certain components of the foreign currency forward contracts are not designated as hedges under U.S. GAAP. The objective of these contracts is to offset the gain or loss from the remeasurement of foreign currency forward contracts with the gain or loss from the fair value market valuation of these forward contracts.

The fair value of foreign currency forward contracts for forecasted inventory purchases denominated in a foreign currency as of March 31, 2012 is an asset of $0.2 million included in “other current assets” in the Consolidated Balance Sheet as well as a liability of $2.6 million included in “accrued expenses” in the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The carrying amounts at March 31, 2012 and December 31, 2011, of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at March 31, 2012 and December 31, 2011 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.

The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of March 31, 2012 and December 31, 2011, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Foreign currency forward contracts	$225	—	$225
Financial instruments classified as liabilities
Foreign currency forward contracts	$2,563	—	$2,563

	Balance at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Foreign currency forward contracts	$110	—	$110
Financial instruments classified as liabilities
Interest rate swaps	$277	—	$277
Foreign currency forward contracts	$2,140	—	$2,140

2. Restructuring

Restructuring charges were $2.4 million for the three months ended March 31, 2012. Reserve activity for the three months ended March 31, 2012 for continuing operations by division is as follows (in thousands):

EMEA Activity

The Company continues to optimize the operating and financial structure of its EMEA division. A main strategic component of this plan focuses on consolidating current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The EMEA region has four Centers of Excellence located in Sweden, Slovakia, Germany and South Africa. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA division into a shared services center. As of the end of 2011, all Europe entities have migrated into the shared services center, and the Company is developing a plan to migrate the Middle East and South Africa operations. Reserve activity for the plan described above for the three month period ended March 31, 2012 is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Total
Balance at December 31, 2011*	$329	$113	$442
2012 Activity:
Restructuring charge	35	19	54
Cash usage	(346)	(133)	(479)
Foreign currency translation	6	1	7

Balance at March 31, 2012	$24	$—	$24

*	The restructuring reserve for EMEA as of December 31, 2011 excludes a $0.4 million reserve for severance charges incurred in 2009 for the departure of the Company’s President of the EMEA division that is not part of the consolidation and rationalization plan described above. Total restructuring costs for the Company’s centralization and consolidation of services in its EMEA division that began in 2009 were $6.5 million as of March 31, 2012.

Restructuring charges for the EMEA division were $0.1 million for three months ended March 31, 2012, which includes severance charges in our EMEA division as part of a separate restructuring plan.

Americas Activity

On May 17, 2011 the Company announced its plan to relocate its Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into its existing facilities in Fort Worth, Texas and Plainfield, Indiana. The relocation of operations and final activities to shut down the facility occurred during the third and fourth quarters of 2011. Final retention bonuses will be paid during the second quarter of 2012. The Company also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. The Company has accrued severance and retention bonuses related to the closing. Total restructuring costs for this plan were $5.4 million as of March 31, 2012.

In March 2012, the Americas division announced a plan to reduce its workforce in response to the current economic conditions in the wireless industry. Additionally, in February 2012, the Company signed a letter of intent to sell its facility in Reno, Nevada. The sale is subject to due diligence, however, the transaction is expected to close in the second or third quarter of 2012. Reserve activity for the Americas division for the three months ended March 31, 2012 is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Asset Impairment Charges	Other	Total
Balance at December 31, 2011*	$942	$899	$—	$29	$1,870
2012 Activity:
Restructuring charge	768	—	842	599	2,209
Cash usage	(884)	(130)	—	(29)	(1,043)
Non-cash usage	—	—	(842)	(599)	(1,441)

Balance at March 31, 2012	$826	$769	$—	$—	$1,595

*	The restructuring reserve for the Americas division as of December 31, 2011 does not include a $0.2 million restructuring reserve acquired in the purchase of Touchstone Wireless.

Restructuring charges for the Americas division were $2.2 million for the three months ended March 31, 2012. The restructuring charges consist of the following:

-	$1.4 million of restructuring charges to write down the carrying value of the Company’s facility in Reno, Nevada to the fair value as estimated by the anticipated sales price, less the costs to sell.

-	$0.8 million of restructuring charges relate to severance from the workforce reduction in the Americas division

Corporate Activity

The Corporate division incurred $0.2 million of restructuring charges during the three month period ended March 31, 2012 related to the elimination of certain positions.

Continued global initiatives to centralize and consolidate operations could result in future reductions in workforce and early lease terminations that would result in additional restructuring charges.

3. Acquisitions and Investments

On January 10, 2012 the Company completed, through its subsidiary Brightpoint Malaysia, the formation of a joint venture with STC Group in Malaysia. Under the terms of the agreement, the Company contributed approximately $6.1 million in cash to Brightpoint Malaysia for 100% of the ownership interests. Concurrently, STC contributed finite lived intangible assets valued at $19.9 million in exchange for a 40% ownership in Brightpoint Malaysia and contingent earnout consideration. In addition, Brightpoint Malaysia purchased inventory and fixed assets for approximately $3.3 million.

The contingent cash earnout payments are based on certain operating performance measures which may be payable for up to five fiscal years after the acquisition. The total earnout payments will in no event exceed approximately $11.5 million as of March 31, 2012 (35.1 million Malaysian Ringgits). The estimated fair value of the contingent consideration as of the acquisition date was approximately $7.2 million as of March 31, 2012 (approximately 21.9 Malaysian Ringgits).

The contributed finite lived intangible assets consist of customer relationships, vendor relationships and trade names. The preparation of the valuation of finite lived intangible assets required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of the acquisition, customer and vendor attrition rates and royalty rates for trade names. These estimates were based on assumptions that the Company believes are reasonable as of the date of transaction date, however, actual results may differ from these estimates. The finite-lived intangible assets have useful lives ranging from 5 to 10 years and are being amortized over an accelerated method based on the projected cash flows used for valuation purposes. As a result of applying this accelerated method of amortization, approximately 76% of the original value assigned to these assets will be amortized within the first five years after the transaction date. The Company believes these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed.

The allocation of the value of the intangible assets is based on a preliminary valuation and subject to finalization. Results of operations related to this acquisition are consolidated in our Consolidated Statement of Operations beginning in the first quarter of 2012 with the 40% non-controlling interest eliminated from reported income from continuing operations.

In April 2011, the Company completed an investment in the U.S. based company Intcomex. Intcomex is a leading IT distributor focused solely on the Latin America and the Caribbean markets. Under this agreement, the Company invested cash of $13.0 million and contributed its Colombia and Guatemala operations and certain components of its other Latin America operations, excluding certain legacy business in Puerto Rico, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. The Company also holds a seat on the Intcomex Board of Directors. The investment is an equity method investment, and the Company’s share of earnings (losses) in

Intcomex is included in “other expense (income)” in the consolidated statement of operations three months in arrears in order to meet the Company’s reporting deadlines. Earnings for the three months ended March 31, 2012 included $0.7 million of income from this investment. The investment is included in “Other assets” in the Consolidated Balance Sheet. The carrying value of the Company’s investment in Intcomex is greater than 23% of the book value of Intcomex’s equity. This difference is allocated to an unrecorded intangible asset to reflect the unique customers and geographic footprint of the Intcomex operations. The difference is being amortized over seven years, which reduces the Company’s share of the income reported by Intcomex.

On March 23, 2011, the Company completed the acquisition of C2O Mobile Pte. Ltd. and C2O Corporation Pte. Ltd. (C2O) for $0.5 million plus the value of inventory and certain fixed assets as of the closing date. In addition, the Company agreed to contingent cash earnout payments based upon certain operating performance measures, which may be payable on the first, second, and third anniversary of closing. The total earnout payments, including the $0.5 million initial payment, cannot exceed $1.7 million and an appropriate amount has been included in the purchase price allocation.

4. Income Taxes

Income tax expense was $2.6 million for the three months ended March 31, 2012 and 2011. Income tax expense for the three months ended March 31, 2012 included a $0.6 million charge for a discrete tax adjustment in a foreign jurisdiction. Income tax expense for the three months ended March 31, 2011 included $0.4 million of income tax benefit related to the reversal of valuation allowances on certain tax assets and foreign tax credits that are expected to be utilized in the U.S. Excluding the charge in 2012 and the benefit in 2011, the effective income tax rates for the three months ended March 31, 2012 and 2011 were 34.7% and 28.2%. The higher adjusted effective income tax rate for the three months ended March 31, 2012 was primarily due to a shift in geographic mix of income, a higher 2012 expected income tax rate on certain income generated in a foreign jurisdiction as well as taxable losses in certain entities for which the Company is not recording an income tax benefit.

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

5. Discontinued Operations

Details of discontinued operations for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Gain (loss) from discontinued operations before income taxes (1)	$(268)	1,830
Income tax expense (benefit)	—	—

Gain (loss) from discontinued operations	(268)	1,830
Loss on disposal of discontinued operations (2)	(280)	(541)

Total discontinued operations, net of income taxes	$(548)	$1,289

(1)	Gain from discontinued operations before income taxes for the three months ended March 31, 2011 primarily relates to the liquidation of our discontinued France operation. We abandoned our France operation in the third quarter of 2009.
(2)	Loss on disposal of discontinued operations for the three months ended March 31, 2012 and 2011 primarily relates to cumulative foreign currency translation adjustments.

6. Borrowings

In September 2011, the Company entered into the fifth amendment to its Credit Agreement dated February 16, 2007. The fifth amendment: (i) increased the total borrowing capacity to $500 million; (ii) extended the maturity date until September 2016; (iii) allowed investments in majority-owned joint ventures up to $30 million in the aggregate; (iv) reduced the interest rate to 2.25% over LIBOR, or approximately 2.50%; and (v) increased the allowance for factored receivables in operations outside of the U.S. to $250 million. Consistent with the prior Credit Agreement, the amended agreement contained covenants requiring a maximum leverage ratio below 3.0 and a fixed charge coverage ratio above 2.0.

At March 31, 2012, the Company and its subsidiaries were in compliance with the covenants of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The table below summarizes the borrowing capacity that was available to the Company as of March 31, 2012 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability
Global Credit Facility	$500,000	$284,896	$1,261	$213,843
Other	56,672	11,152	—	45,520

Total	$556,672	$296,048	$1,261	$259,363

The Company has $3.7 million of guarantees that do not impact our net availability under our Credit Agreement.

7. Guarantees

Guarantees are recorded at fair value and disclosed, even when the likelihood of making any payments under such guarantees is remote.

The Company has issued certain guarantees on behalf of its subsidiaries and affiliates with regard to lines of credit. The nature of these guarantees and the amounts outstanding are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

8. Operating Segments

The Company has operation centers and/or sales offices in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, Vietnam, Malaysia, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Senegal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States. All of the Company’s operating entities generate revenue from the provision of logistic services and/or the distribution of wireless devices and accessories. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.

The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three months ended March 31, 2012 and 2011:

	Americas	Asia-Pacific	EMEA	Corporate and reconciling Items	Total
Three Months Ended March 31, 2012:
Distribution revenue	$131,459	$474,184	$628,701	$—	$1,234,344
Logistic services revenue	101,456	11,095	23,193	—	135,744

Total revenue from external customers	$232,915	$485,279	$651,894	$—	$1,370,088

Income from continuing operations before income taxes	$10,662	$5,420	$(1,190)	$(9,221)	$5,671
Depreciation and amortization	5,726	1,846	5,094	420	13,086
Capital expenditures	3,850	563	806	278	5,497
Three Months Ended March 31, 2011:
Distribution revenue	$128,467	$370,906	$485,280	$—	$984,653
Logistic services revenue	95,615	11,363	23,249	—	130,227

Total revenue from external customers	$224,082	$382,269	$508,529	$—	$1,114,880

Income from continuing operations before income taxes	$16,571	$4,655	$(879)	$(9,781)	$10,566
Depreciation and amortization	5,378	607	4,838	457	11,280
Capital expenditures	15,778	284	4,328	2,440	22,830

Additional segment information is as follows (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Total segment assets:
Americas	$439,253	$447,349
Asia-Pacific	366,873	362,679
EMEA	649,586	678,746
Corporate	16,360	18,137

	$1,472,072	$1,506,911

9. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain to reduce the amount of working capital required to fund such receivables. The Company’s Credit Agreement permits the factoring of up to $250 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements are accounted for as a sale in accordance with ASC 860. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.

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

At March 31, 2012, the Company had sold $33.7 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At March 31, 2011 the Company had sold $40.5 million of accounts receivable under these agreements. Fees paid pursuant to these agreements were $0.5 million and $0.2 million for the three months ended March 31, 2012 and 2011.

10. Legal Proceedings and Contingencies

LN Eurocom

On September 11, 2008, LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. Smartphone disputes this claim and intends to vigorously defend this matter. Final pleadings in the matter were entered and legal proceedings concluded in September 2011. On November 25, 2011, the court entered a judgment against Smartphone for approximately 1.6 million EUR (approximately $2.1 million as of March 31, 2012) plus interest accruing from the contract termination date, legal fees and other costs aggregating 1.2 million EUR (approximately $1.6 million as of March 31, 2012), which are accrued as of December 31, 2011. The Company has appealed the court’s ruling and will continue to vigorously defend the case; however, interest will continue to accrue until the matter is resolved.

Norwegian tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities claimed $2.7 million, which was paid by Dangaard Telecom Norway AS Group. Dangaard Telecom Norway AS Group disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of March 31, 2012). On February 19, 2010, the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway appealed the decision and on March 4, 2011, the appeal court ruled in favor of the Norwegian Tax Authorities. On April 4, 2011, Brightpoint Norway filed a request with the appeal court for the case to be heard by the Norway Supreme Court. On May 11, 2011, the request was denied and therefore, the decision by the appeal court on March 4, 2011 is final. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted). The Company is currently seeking recovery for any amounts it may be entitled under indemnity rights with respect to this claim.

German tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Germany Holding GmbH, received notice from the German tax authorities regarding tax claims in connection with the deductibility of certain stock adjustments and various fees during the period 1998 to 2002. Dangaard Telecom Germany Holding GmbH agreed to pay part of the claim, resulting in a disputed amount of $1.8 million. Although the former shareholders of Dangaard Telecom are obliged to indemnify Dangaard Holding with respect to any such tax claims, due to the claim’s limited size it will be below an agreed upon threshold and the indemnification would not be activated by this claim if no other claims for indemnification have been or are asserted. Dangaard Telecom Germany Holding GmbH and the German tax authorities are in the process of finalizing a settlement of the matter and a final tax assessment is anticipated to be received during the second fiscal quarter of 2012. The final assessment is not anticipated to result in a material tax adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND RECENT DEVELOPMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting estimates, the estimates we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-K for the year ended December 31, 2011, and have not changed significantly. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the cautionary statements contained in Exhibit 99.1 to this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

BrightPoint is a global leader in providing device lifecycle services to the wireless industry. We provide customized logistic services including demand planning, procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management and other services within the global wireless industry. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Sony, and ZTE. We have operations centers and/or sales offices in 26 countries and a presence in 13 Latin American countries through our investment in Intcomex.

Consolidated revenue was $1.4 billion and wireless devices handled were 29.2 million for the three months ended March 31, 2012, an increase of 23% and 7% compared to the same period in the prior year. The increase was primarily driven by growth in our distribution business due to the increased demand for smartphones and increased wireless devices sold in our Southeast Asia operations and our EMEA division. Foreign currency fluctuations had an unfavorable impact on revenue of $23.8 million for the three months ended March 31, 2012 compared to a favorable impact of $13.2 million in the same period in the prior year.

On January 10, 2012 we successfully completed the formation of a joint venture in Malaysia with STC Partners Sdn. Bhd. (“STC”). By finalizing the transaction, BrightPoint extended its presence in Asia-Pacific to the Malaysian market. Under the terms of the agreement, we contributed approximately $6.1 million in cash to Brightpoint Malaysia for 100% of the ownership interests. Concurrently, STC contributed finite lived intangible assets valued at $19.9 million in exchange for a 40% ownership in Brightpoint Malaysia and contingent earnout consideration. In addition, Brightpoint Malaysia purchased inventory and fixed assets for approximately $3.3 million.

In February 2012, we announced that our North America operation was notified that one of its logistic services customers will begin transitioning to a different service provider in April, 2012. We handled 6.8 million wireless devices in 2011 on behalf of this customer, which represented 8% of total logistic services wireless devices handled in 2011. The transition of this customer is not expected to have a material impact on revenue but will have an adverse impact on gross profit, operating income, and net income. We handled approximately 1.9 million devices in the first quarter of 2012 on behalf of this customer.

RESULTS OF OPERATIONS

Revenue and wireless devices handled by division and service line

	Three Months Ended March 31,
	2012	% of Total	2011	% of Total	Change
	(Amounts in 000s)
Distribution revenue
Americas	$131,459	11%	$128,467	13%	2%
Asia-Pacific	474,184	38%	370,906	38%	28%
EMEA	628,701	51%	485,280	49%	30%

Total	$1,234,344	100%	$984,653	100%	25%

Logistic services revenue
Americas	$101,456	75%	$95,615	73%	6%
Asia-Pacific	11,095	8%	11,363	9%	(2%)
EMEA	23,193	17%	23,249	18%	0%

Total	$135,744	100%	$130,227	100%	4%

Total revenue
Americas	$232,915	17%	$224,082	20%	4%
Asia-Pacific	485,279	35%	382,269	34%	27%
EMEA	651,894	48%	508,529	46%	28%

Total	$1,370,088	100%	$1,114,880	100%	23%

	Three Months Ended March 31,
	2012	% of Total	2011	% of Total	Change
	(Amounts in 000s)
Wireless devices sold through distribution
Americas	590	10%	709	15%	(17%)
Asia-Pacific	2,011	33%	1,360	28%	48%
EMEA	3,434	57%	2,742	57%	25%

Total	6,035	100%	4,811	100%	25%

Wireless devices handled through logistic services
Americas	17,636	76%	18,778	84%	(6%)
Asia-Pacific	996	4%	1,164	5%	(14%)
EMEA	4,527	20%	2,490	11%	82%

Total	23,159	100%	22,432	100%	3%

Total wireless devices handled
Americas	18,226	62%	19,487	72%	(6%)
Asia-Pacific	3,007	10%	2,524	9%	19%
EMEA	7,961	28%	5,232	19%	52%

Total	29,194	100%	27,243	100%	7%

The following table presents the percentage changes in revenue for the three months ended March 31, 2012 by service line compared to the same period in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, foreign currency, and acquisitions.

	2012 Percentage Change in Revenue vs. 2011
	Wireless devices handled (1)	Average Selling Price (2)	Non- handset based revenue (3)	Foreign Currency	Acquisitions (4)	Total Percentage Change in Revenue
Three months ended March 31, 2012:
Distribution	27%	(2%)	0%	(3%)	3%	25%
Logistic services	(1%)	(2%)	6%	0%	1%	4%
Total	24%	(2%)	1%	(2%)	2%	23%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.
(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.
(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
(4)	Acquisitions represent the percentage change in revenue from the incremental revenue generated from the formation of our joint venture in Malaysia on January 10, 2012.

The increase in wireless devices sold through distribution for the three months ended March 31, 2012 was primarily driven by an increase in wireless devices sold in our Europe, Middle East, and Africa (EMEA) division due to an increase in wireless devices sold customer in Germany and an increase in wireless devices sold in our Southeast Asia operations. Wireless devices sold in Southeast Asia for the three months ended March 31, 2012 increased 58% compared to the same period in prior year. There can be no assurances we will maintain this level of growth in Germany or Southeast Asia in future periods. Revenue from sales of tablets was $47.2 million for the three months ended March 31, 2012.

The decrease in logistic services wireless devices handled was primarily due to 0.7 million of devices handled in 2011 by our Latin America operations that were contributed to Intcomex in April 2011, lower devices handled for our prepaid and fixed fee customers in our North America operation as well as a decline in devices handled for a large customer in the Asia-Pacific region. These decreases were partially offset by an increase in wireless devices handled by our operation in South Africa on behalf of a network operator.

The increase in non-handset based logistic services revenue for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to an increase in sales of accessories and repair parts and an increase in repair services provided by our repair business in North America. The increase in repair services was due to our primary customer’s focus on increasing the volume of devices we repaired compared to the first quarter of 2011 in order to replenish the volume of devices in its refurbished device channel.

Gross Profit and Gross Margin

	Three Months Ended March 31,
(Amounts in 000’s)	2012	% of Total	2011	% of Total	Change
Distribution	$39,761	46%	$34,024	39%	17%
Logistic services	45,913	54%	52,505	61%	(13%)

Gross Profit	$85,674	100%	$86,529	100%	(1%)

Distribution	3.2%		3.5%		(0.3) points
Logistic services	33.8%		40.3%		(6.5) points
Gross Margin	6.3%		7.8%		(1.5) points

The 1.5 percentage point decrease in overall gross margin for the three months ended March 31, 2012 was largely due to a higher mix of distribution revenue and gross profit compared to the same period in the prior year as well as a decrease in logistic services gross profit. The decrease in distribution gross margin for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to a decrease in gross margins in our Americas and EMEA divisions. The reduction in distribution gross margin from the first quarter of 2011 was primarily due to current competitive and economic pressures in the EMEA region.

The decrease in gross margin from logistic services for the three months ended March 31, 2012 is primarily due to a shift in mix from higher gross margin to lower gross margin logistic services provided by our reverse/repair/refurbish operation in our Americas division. Logistic services gross margin was also negatively impacted by the sale of a high volume of spare parts related to the repair business in a particular region at low margin.

The increase in distribution gross profit for the three months ended March 31, 2012 was primarily due to an increase in wireless devices sold in the Asia-Pacific and EMEA regions, partially offset by a reduction in distribution gross profit due to increased competition in the Americas region.

The decrease in gross profit from logistic services for the three months ended March 31, 2012 was due to a decrease in non-repair logistic services provided by our reverse/repair/refurbish operation in North America, a decrease in units handled for network operators in Norway and the elimination of gross profit generated in the first quarter of 2011 by the operations in Latin America that were contributed to Intcomex, Inc. in April 2011.

Selling General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2012	2011	Change
	(Amounts in 000s)
SG&A expenses	$66,946	$65,646	2%

The increase in SG&A expenses for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to incremental SG&A expense from our previously announced joint venture in Malaysia was $1.1 million for the first quarter of 2012. We also incurred $0.9 million of costs in conjunction with the launch of our new global brand in the first quarter of 2012. Additionally, we had $0.7 million of bad debt expense primarily associated with two specific customers in our Americas division.

We do not expect the costs associated with the global brand to recur at this level in future periods. Fluctuations in foreign currency reduced SG&A expenses for the first quarter of 2012 by $0.8 million compared to the first quarter of 2011. SG&A expenses for the three months ended March 31, 2011 also included the recovery of $0.9 million of costs related to the settlement of a previously impaired asset from a vendor.

SG&A expenses included $3.2 million of non-cash stock based compensation expense for the three months ended March 31, 2012 compared to $3.7 million for the same period in the prior year. The reduction in non-cash stock based compensation compared to the same period in the prior year was primarily due to the incremental $0.8 million of stock based compensation expense related to the resignation of an executive in the prior period.

Amortization Expense

Amortization expense was $7.0 million for the three months ended March 31, 2012 compared to $5.8 million for the same period in the prior year. The increase in amortization expense for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to the amortization of finite-lived intangible assets in our joint venture in Malaysia.

Restructuring Charges

Restructuring charges were $2.4 million for the three months ended March 31, 2012. In February 2012, we signed a letter of intent to sell our facility in Reno, Nevada. We recorded a $1.4 million impairment charge related to the anticipated sale of our facility in Reno, Nevada, which we expect to complete in the second or third quarter of 2012. Restructuring charges for the three months ended March 31, 2012 also include $0.8 million of severance charges for headcount reduction in our Americas division and $0.2 million of severance charges in our EMEA and Corporate divisions as part of separate restructuring plans.

Restructuring charges for the three months ended March 31, 2011 primarily consist of severance and lease termination charges in connection with our implementation of Centers of Excellence and a Shared Services Center in the EMEA region.

Operating Income from Continuing Operations:

	Three Months Ended March 31,
	2012	% of Total	2011	% of Total	Change
	(Amounts in 000s)
Americas	$11,102	119%	$17,748	121%	(37%)
Asia-Pacific	7,149	77%	5,809	40%	23%
EMEA	3,240	35%	3,726	25%	(13%)
Corporate	(12,153)	(131%)	(12,577)	(86%)	(3%)

Total	$9,338	100%	$14,706	100%	(37%)

Operating Income as a Percent of Revenue by Division:

	Three Months Ended March 31,
	2012	2011	Change
Americas	4.8%	7.9%	(3.1) points
Asia-Pacific	1.5%	1.5%	0.0 points
EMEA	0.5%	0.7%	(0.2) points
Total	0.7%	1.3%	(0.6	) points

Operating income in our Americas division decreased $6.6 million for the three months ended March 31, 2012 due to lower distribution gross profit as discussed above, a decrease in non-repair logistic services provided by our reverse/repair/refurbish operation in North America compared to the same period in the prior year, $0.7 million of bad debt expense, and $2.2 million of restructuring charges.

Operating income in our Asia-Pacific division increased $1.3 million for the three months ended March 31, 2012 due to an increase in distribution gross profit discussed above, partially offset by $1.1 million of incremental SG&A expense from the joint venture in Malaysia that was formed in January 2012 and $1.1 million of amortization for finite-lived intangible assets acquired in the formation of the Malaysian joint venture.

Operating income in our EMEA division decreased $0.5 million for the three months ended March 31, 2012. The decrease is primarily due to a decrease in logistics services profit resulting from a decrease in logistic services provided to network operators in Norway. The decrease in gross profit from logistic services is partially offset by an increase in distribution gross profit due to an increase in wireless devices sold compared to the same period in the prior year.

Operating loss in our Corporate division decreased $0.4 million compared to the same period in the prior year due to a reduction in operating expenses in our Corporate headquarters. Operating loss in our Corporate division for the three months ended March 31, 2012 includes $0.9 million of costs from the launch of our new global brand as discussed above. Operating loss in our Corporate division for the three months ended March 31, 2011 included the recovery of $0.9 million of costs related to the settlement of a previously impaired asset from a vendor.

Interest, net

The components of interest, net are as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2012	2011	Change
Interest expense	$4,116	$3,310	24%
Interest income	(225)	(345)	(35%)

Interest, net	$3,891	$2,965	31%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The increase in interest expense for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to an increase of borrowings on our Global Credit Facility.

Other Expense (Income)

Other income was $0.2 million for the three months ended March 31, 2012 compared to other expense of $1.2 million for the same period in the prior year. The increase in other income was primarily due to a decrease in foreign currency transaction losses as well as income recorded in the first quarter of 2012 from the equity method accounting treatment of our investment in Intcomex, Inc. which we acquired in April 2011.

Income Tax Expense

	Three Months Ended March 31,
(Amounts in 000’s)	2012	2011	Change
Income tax expense (benefit)	$2,608	$2,559	2%
Effective tax rate	45.9%	24.2%	21.7 points

Income tax expense was approximately $2.6 million for the three months ended March 31, 2012 and 2011. Income tax expense for the three months ended March 31, 2012 includes a $0.6 million charge for a discrete tax adjustment in a foreign jurisdiction. Income tax expense for the three months ended March 31, 2011 included $0.4 million of income tax benefit related to the reversal of valuation allowances on certain tax assets and foreign tax credits that are expected to be utilized in the U.S. Excluding the charge in 2012 and the benefit in 2011, the effective income tax rates for the three months ended March 31, 2012 and 2011 were 34.7% and 28.2%. The higher adjusted effective income tax rate for the three months ended March 31, 2012 was primarily due to a shift in geographic mix of income, a higher 2012 expected income tax rate on certain income generated in a foreign jurisdiction as well as taxable losses in certain entities for which the Company is not recording an income tax benefit.

Discontinued Operations

The consolidated statements of operations reflect the reclassification of the results of from our continuing operations to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Details of discontinued operations for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Gain (loss) from discontinued operations before income taxes (1)	$(268)	1,830
Income tax expense (benefit)	—	—

Gain (loss) from discontinued operations	(268)	1,830
Loss on disposal of discontinued operations (2)	(280)	(541)

Total discontinued operations, net of income taxes	$(548)	$1,289

(1)	Gain from discontinued operations before income taxes for the three months ended March 31, 2011 primarily relates to the liquidation of our discontinued France operation. We abandoned our France operation in the third quarter of 2009.
(2)	Loss on disposal of discontinued operations for the three months ended March 31, 2012 and 2011 primarily relates to cumulative currency translation adjustments.

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

The table below shows our liquidity calculation.

(Amounts in 000s)	March 31, 2012	December 31, 2011	% Change
Unrestricted cash	$22,721	$40,041	(43%)
Unused borrowing availability	259,363	292,774	(11%)

Liquidity	$282,084	$332,815	(15%)

Total liquidity decreased by $50.7 million at March 31, 2012 compared to December 31, 2011 primarily due to the timing of payments to vendors as well as the timing of cash collections from large customers in our EMEA division.

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. Unused borrowing availability may be limited because of covenant restrictions in our credit agreements. Additionally, our Global Credit Facility permits the factoring of up to $250 million of receivables in operations outside of the U.S. We currently have agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain up to an aggregate of approximately $96 million. Proceeds received under these agreements reduce accounts receivable outstanding while increasing cash. At March 31, 2012, we sold $33.7 million of accounts receivable pursuant to these agreements.

We believe funds generated from the expected results of operations, available unrestricted cash and unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs, the $36.6 million remaining for potential share repurchases under our previously announced $130 million share repurchase program and investment opportunities for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities. As of March 31, 2012, we had $22.7 million of cash and cash equivalents mostly held by foreign subsidiaries. We consider any cash and cash equivalents held by foreign subsidiaries to be permanently reinvested to meet non-U.S. liquidity needs.

Consolidated Statement of Cash Flows

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Three Months Ended March 31,
	2012	2011	Change
	(Amounts in 000s)
Net cash provided by (used in):
Operating activities	$(45,437)	$(97,385)	$51,948
Investing activities	(12,650)	(22,351)	9,701
Financing activities	39,329	103,280	(63,951)
Effect of exchange rate changes on cash and cash equivalents	1,454	1,794	(340)

Net increase (decrease) in cash and cash equivalents	$(17,304)	$(14,662)	$(2,642)

Net cash used in operating activities was $45.4 million for the three months ended March 31, 2012 compared to $97.4 million for the same period in the prior year. During the fourth quarter of 2010, one of our key global vendors experienced invoicing issues that caused an unusually high accounts payable balance at the end of 2010. These invoices were paid in the first quarter of 2011. Net cash used for operating activities would have been approximately $53.0 million lower for the three months ended March 31, 2011 had these invoicing issues not occurred. Excluding the impact of these invoicing issues, net cash used in operating activities was consistent with the prior year.

Net cash used in investing activities was $12.7 million for the three months ended March 31, 2012 compared to $22.4 million for the same period in the prior year. Net cash used in investing activities for the three months ended March 31, 2012 includes $6.1 million an investment in our Malaysian joint venture and $3.3 million of inventory and fixed assets purchased from STC Group at closing. Net cash used for investing activities for the three months ended March 31, 2011 included the purchase of a facility in Reno, Nevada for $11.7 million.

Net cash provided by financing activities was $39.3 million for the three months ended March 31, 2012 compared to net cash provided by financing activities of $103.3 million for the same period in the prior year. The change is primarily due to a decrease in net debt borrowings of $63.3 million compared to the same period in the prior year.

Cash Conversion Cycle

A key source of our liquidity is our ability to invest in inventory, sell the inventory to our customers, collect cash from our customers and pay our suppliers. We refer to this as the cash conversion cycle. For additional information regarding this measurement and the detailed calculation of the components of the cash conversion cycle, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011	December 31, 2011
Days sales outstanding in accounts receivable	29	25	26
Days inventory on-hand	33	32	29
Days payable outstanding	(45)	(48)	(43)

Cash Conversion Cycle Days	17	9	12

The cash conversion cycle increased 8 days for the three months ended March 31, 2012 compared to the same period in the prior year. Days sales outstanding increased due to an increase in distribution revenue and accounts receivable from large customers in Germany and Sweden. These customers have longer payment terms than our average payment terms, and distribution revenue and accounts receivable from these customers increased significantly over the prior year due to aggressive efforts by these customers to maintain market share with consumers in the smartphone segment of the wireless industry. The decrease in days payable outstanding compared to the first quarter of 2011 was primarily due to temporary extended payment terms on inventory purchased in our Southeast Asia operation during the first quarter of 2011. In the first quarter of 2012, we began a purchase card program to make low value, non-stock purchases, or as an alternate form of payment for inventory purchases of up to $30 million. The outstanding balance on this program was $16.0 million as of March 31, 2012, which had an immaterial effect on days payable outstanding.

Borrowings

The table below summarizes the borrowing capacity that was available to us as of March 31, 2012 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability
Global Credit Facility	$500,000	$284,896	$1,261	$213,843
Other	56,672	11,152	—	45,520

Total	$556,672	$296,048	$1,261	$259,363

We have $3.7 million of guarantees that do not impact our net availability under our Credit Agreement.

At March 31, 2012 we were in compliance with the covenants in our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve months consolidated cash flow divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

Ratio	Global Credit Facility covenant	Company ratio at March 31, 2012
Maximum leverage ratio	Not to exceed 3.0:1.0	2.1:1.0
Fixed charge coverage ratio	Not below 2.0:1.0	3.9:1.0

We believe that we will continue to be in compliance with our debt covenants for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on their evaluation, as of March 31, 2012, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	—		—	—	$36,608,398
February 1, 2012 – February 28, 2012	1,634	(1)	$10.23	—	$36,608,398
March 1, 2012 – March 31, 2012	—		—	—	$36,608,398
Total	1,634		$10.23	—	$36,608,398

(1)	Represents shares surrendered to the Company to pay withholding taxes due upon vesting of restricted stock awards.

As of March 31, 2012, there is approximately $36.6 million of availability remaining under the previously announced share repurchase program that allows for share repurchases of up to $130 million. The share repurchase program expires on December 31, 2012.

We did not repurchase any shares of common stock under the share repurchase program during the first quarter of 2012. As of March 31, 2012, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million Brightpoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million Brightpoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Cautionary Statements (1)

101	The following material from Brightpoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc.
(Registrant)

Date: April 30, 2012	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2012	/s/ Robert L. Colin
Robert L. Colin
Senior Vice President, Corporate Controller, Chief Accounting Officer
(Principal Accounting Officer)