Form 10-Q
period 2012-06-30
BRIGHTPOINT INC
filed 2012-08-08
CIK 918946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

(Commission File no.) 1-12845

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

The number of shares of Common Stock outstanding as of August 3, 2012: 69,161,728

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brightpoint, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Distribution	$1,140,595	$1,091,985	$2,374,939	$2,076,638
Logistic services	125,724	142,929	261,467	273,156

Total revenue	1,266,319	1,234,914	2,636,406	2,349,794

Cost of revenue
Distribution	1,106,505	1,050,405	2,301,088	2,001,034
Logistic services	81,025	91,382	170,856	169,104

Total cost of revenue	1,187,530	1,141,787	2,471,944	2,170,138

Gross profit
Distribution	34,090	41,580	73,851	75,604
Logistic services	44,699	51,547	90,611	104,052

Gross profit	78,789	93,127	164,462	179,656

Selling, general and administrative expenses	62,578	68,976	129,524	134,623
Merger and acquisition expenses	6,750	486	6,750	486
Amortization expense	6,463	6,040	13,434	11,832
Restructuring charge	2,196	3,784	4,615	4,169

Operating income from continuing operations	802	13,841	10,139	28,546

Interest, net	3,894	4,360	7,785	7,325
Gain on investment in Intcomex, Inc.	—	(3,038)	—	(3,038)
Other (income) expense	(1,129)	220	(1,354)	1,394

Income (loss) from continuing operations before income taxes	(1,963)	12,299	3,708	22,865

Income tax expense	2,721	533	5,329	3,092

Income (loss) from continuing operations	(4,684)	11,766	(1,621)	19,773

Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(94)	(860)	(362)	970
Gain (loss) on disposal of discontinued operations	272	(232)	(8)	(773)

Total discontinued operations, net of income taxes	178	(1,092)	(370)	197

Net income (loss)	(4,506)	10,674	(1,991)	19,970

Net loss attributable to non-controlling interest	442	—	567	—

Net income (loss) attributable to Brightpoint, Inc. shareholders	$(4,064)	$10,674	$(1,424)	$19,970

Earnings per share attributable to Brightpoint, Inc. shareholders—basic:
Income (loss) from continuing operations	$(0.06)	$0.18	$(0.02)	$0.30
Discontinued operations, net of income taxes	—	(0.02)	—	—

Net income (loss)	$(0.06)	$0.16	$(0.02)	$0.30

Earnings per share attributable to Brightpoint, Inc. shareholders—diluted:
Income (loss) from continuing operations	$(0.06)	$0.18	$(0.02)	$0.29
Discontinued operations, net of income taxes	—	(0.02)	—	—

Net income (loss)	$(0.06)	$0.16	$(0.02)	$0.29

Weighted average common shares outstanding:
Basic	68,769	67,833	68,552	67,644

Diluted	68,769	68,682	68,552	68,952

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(4,506)	$10,674	$(1,991)	$19,970
Other comprehensive income, net of tax:
Unrealized gain on derivative instruments:
Net gain (loss) arising during period	657	(55)	994	797
Pension benefit obligation:
Net gain arising during period	—	53	—	53
Reclassification adjustment for prior service cost included in net periodic pension cost	—	204	—	204
Foreign currency translation:
Net gain (loss) arising during period	(11,492)	5,776	(3,115)	15,216
Reclassification adjustment for losses (gains) included in net income	273	(2,931)	893	(2,868)

Total other comprehensive income (loss)	(10,562)	3,047	(1,228)	13,402

Comprehensive income (loss)	$(15,068)	$13,721	$(3,219)	$33,372

Less: Net loss attributable to non-controlling interest	442	—	567	—

Comprehensive income (loss) attributable to Brightpoint, Inc. shareholders	$(14,626)	$13,721	$(2,652)	$33,372

See accompanying notes

Brightpoint, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$30,047	$40,842
Accounts receivable (less allowance for doubtful accounts of $9,204 in 2012 and $8,236 in 2011)	480,349	568,947
Inventories	395,163	468,937
Other current assets	66,146	66,039

Total current assets	971,705	1,144,765

Property and equipment, net	141,664	145,948
Other intangibles, net	105,010	98,693
Other assets	40,537	37,927
Goodwill	86,470	79,578

Total assets	$1,345,386	$1,506,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$679,183	$766,825
Accrued expenses	142,890	171,108
Lines of credit and other short-term borrowings	9,100	6,465

Total current liabilities	831,173	944,398

Long-term liabilities:
Lines of credit, long-term	185,874	246,542
Other long-term liabilities	31,348	24,806

Total long-term liabilities	217,222	271,348

Total liabilities	1,048,395	1,215,746

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 92,787 issued in 2012 and 91,470 issued in 2011	928	915
Additional paid-in-capital	660,793	656,533
Treasury stock, at cost, 23,610 shares in 2012 and 23,226 shares in 2011	(171,884)	(168,064)
Accumulated other comprehensive income	7,695	8,923
Accumulated deficit	(208,566)	(207,142)

Total Brightpoint, Inc. shareholders’ equity	288,966	291,165

Non-controlling interest	8,025	—

Total shareholders’ equity	296,991	291,165

Total liabilities and shareholders’ equity	$1,345,386	$1,506,911

See accompanying notes

Brightpoint, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss)	$(1,991)	$19,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,953	22,789
Non-cash compensation	5,576	6,416
Restructuring charge	4,615	4,169
Change in deferred taxes	4,537	3,410
Gain on investment in Intcomex, Inc.	—	(3,038)
Other non-cash	(451)	616

Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	83,342	47,874
Inventories	72,960	(25,414)
Other operating assets	(8,648)	15,411
Accounts payable and accrued expenses	(117,096)	(111,249)

Net cash provided by (used in) operating activities	68,797	(19,046)

Investing activities
Capital expenditures	(9,132)	(37,725)
Acquisitions, net of cash acquired	(9,426)	(16,420)
Decrease (increase) in other assets	1,773	(518)

Net cash used in investing activities	(16,785)	(54,663)

Financing activities
Net proceeds from (repayments on) lines of credit	(55,971)	55,019
Repayments on short-term financing	(69)	(407)
Deferred financing costs paid	—	(297)
Purchase of treasury stock	(3,821)	(3,778)
Excess (deficient) tax benefit from equity based compensation	(1,389)	1,992
Proceeds from common stock issuances under employee stock option plans	—	394

Net cash provided by (used in) financing activities	(61,250)	52,923

Effect of exchange rate changes on cash and cash equivalents	(1,557)	2,944

Net decrease in cash and cash equivalents	(10,795)	(17,842)
Cash and cash equivalents at beginning of period	40,842	41,658

Cash and cash equivalents at end of period	$30,047	$23,816

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

Pending Merger

On June 29, 2012, Brightpoint, Inc., Ingram Micro Inc., (Ingram Micro) and Beacon Sub, Inc., (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement) providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly-owned subsidiary of Ingram Micro. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of Brightpoint, Inc. issued and outstanding immediately prior to the effective time, will be converted into the right to receive $9.00 in cash, excluding treasury shares and shares held by any direct or indirect subsidiary of Ingram Micro (other than Merger Sub). The Merger Agreement also provides that at the effective time, each outstanding restricted stock unit, restricted stock award and restricted share of common stock granted under any Company stock plan will be converted into the right to receive $9.00 in cash. The total amount expected to be paid in the Merger with respect to the Company’s outstanding common stock and outstanding equity awards, including outstanding debt (net of cash) as of June 30, 2012 of approximately $165 million, is approximately $820 million.

The Company, Ingram Micro and Merger Sub have made customary representations and warranties in the Merger Agreement, and each has agreed to use its reasonable best efforts to consummate the Merger. The Company has also agreed to various covenants in the Merger Agreement, including, among others, (i) to conduct its business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the effective time of the Merger and (ii) to cause a special meeting of the Company’s shareholders to be held to consider the approval of the Merger Agreement.

Consummation of the Merger is subject to various conditions, including, (i) the affirmative vote by the holders of a majority of the outstanding shares of common stock of Brightpoint, Inc., (ii) the absence of any law, injunction, judgment, ruling, court order, decree or other governmental or court action restraining, enjoining or prohibiting the Merger, (iii) the accuracy of the representations and warranties made by the parties, (iv) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement and (v) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required federal, state and foreign government approvals. The transaction is expected to close before the end of 2012.

The Merger Agreement contains certain termination rights for the Company and Ingram Micro including receipt by the Company of a superior proposal. In connection with the termination of the Merger Agreement under specified circumstances, including the Company’s entry into an agreement under an alternative acquisition proposal,

BrightPoint is required to pay the Ingram Micro a termination fee equal to $26.0 million. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by March 31, 2013. The Company’s merger related costs associated with the pending merger were $1.8 million during the second quarter of 2012 and consisted of professional and legal fees.

Concurrent with the execution of the Merger Agreement, the Company amended the Purchase Agreement with Intcomex, Inc. (Intcomex) dated March 16, 2011, and the Shareholders Agreement of Intcomex dated April 19, 2011, to eliminate the non-competition covenants applicable to the Company. In conjunction with these amendments, the Company paid Intcomex $5.0 million and caused its director nominee to resign from Intcomex’s board of directors. This expense is included in “merger and acquisition expenses” in the Consolidated Statement of Operations. The Company also entered into an option agreement that grants Intcomex a five-year option, effective upon closing of the Merger, to purchase Intcomex common stock held by the Company for a purchase price of $3.0 million less any dividends paid on such shares to the Company prior to the exercise of the option. As of June 30, 2012, the Company’s investment in Intcomex was $23.0 million, which was included in “other assets” on the Consolidated Balance Sheet. If the Merger closes, the Company will write down the carrying value of the investment in Intcomex to reflect the price of the option offered to Intcomex.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(4,684)	$11,766	$(1,621)	$19,773
Loss attributable to non-controlling interest	442	—	567	—

Income (loss) from continuing operations attributable to Brightpoint, Inc. shareholders	(4,242)	11,766	(1,054)	19,773
Discontinued operations, net of income taxes	178	(1,092)	(370)	197

Net income (loss) attributable to Brightpoint, Inc. shareholders	$(4,064)	$10,674	$(1,424)	$19,970

Earnings per share—basic:
Income (loss) from continuing operations attributable to Brightpoint, Inc. shareholders	$(0.06)	$0.18	$(0.02)	$0.30
Discontinued operations, net of income taxes	—	(0.02)	—	—

Net income (loss) attributable to Brightpoint, Inc. shareholders	$(0.06)	$0.16	$(0.02)	$0.30

Earnings per share—diluted:
Income (loss) from continuing operations attributable to Brightpoint, Inc. shareholders	$(0.06)	$0.18	$(0.02)	$0.29
Discontinued operations, net of income taxes	—	(0.02)	—	—

Net income (loss) attributable to Brightpoint, Inc. shareholders	$(0.06)	$0.16	$(0.02)	$0.29

Weighted average shares outstanding for basic earnings per share	68,769	67,833	68,552	67,644
Net effect of dilutive share options, restricted share units, and restricted shares based on the treasury share method using average market price	—	849	—	1,308

Weighted average shares outstanding for diluted earnings per share	68,769	68,682	68,552	68,952

Weighted average common shares outstanding for diluted earnings per share for the three and six months ended June 30, 2012 excludes the effect of 0.7 million and 1.2 million common shares outstanding that are excluded from the earnings per share calculation as they are anti-dilutive to earnings per share.

Derivative Instruments and Hedging Activities

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

The Company is exposed to certain risks related to its ongoing business activities. The primary risk managed by the use of derivative instruments is variability in foreign currency exchange rates. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company held the following types of derivatives at June 30, 2012 that have been designated as hedging instruments:

Derivative	Risk Being Hedged
Foreign currency forward contracts	Cash flows of forecasted inventory purchases denominated in a foreign currency other than the functional currency

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility from foreign currency fluctuations associated with anticipated purchases of inventory. Certain components of these contracts are accounted for as cash flow hedges. The unrealized gain associated with the effective portion of these contracts included in other comprehensive income was approximately $0.7 million and $1.0 million for the three and six months ended June 30, 2012 and the gain is expected to be reclassified into earnings within the next 12 months. The amount of gain (loss) associated with the ineffective portion of these contracts was immaterial for the three and six months ended June 30, 2012 and 2011. Certain components of the foreign currency forward contracts are not designated as hedges under U.S. GAAP. The objective of these contracts is to offset the transaction gain or loss from the remeasurement of certain assets denominated in foreign currencies with the gain or loss from the fair value market valuation of these forward contracts.

The fair value of foreign currency forward contracts for forecasted inventory purchases denominated in a foreign currency as of June 30, 2012 is an asset of $2.9 million included in “other current assets” in the Consolidated Balance Sheet as well as a liability of $2.9 million included in “accrued expenses” in the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The carrying amounts at June 30, 2012 and December 31, 2011, of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments. The carrying amount at June 30, 2012 and December 31, 2011 of the Company’s borrowings approximate their fair value because these borrowings bear interest at a variable (market) rate.

The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain financial assets and financial liabilities into three broad levels. As of June 30, 2012 and December 31, 2011, the Company classified its financial assets and financial liabilities as Level 2. The financial assets and liabilities were measured using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet (in thousands):

	Balance at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Foreign currency forward contracts	$2,942	—	$2,942

Financial instruments classified as liabilities
Foreign currency forward contracts	2,894	—	2,894

	Balance at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Financial instruments classified as assets
Foreign currency forward contracts	$110	—	$110

Financial instruments classified as liabilities
Interest rate swaps	277	—	277
Foreign currency forward contracts	2,140	—	2,140

2. Restructuring

Restructuring charges were $4.6 million for the six months ended June 30, 2012. Restructuring reserve activity for the six months ended June 30, 2012 for continuing operations by division is as follows:

EMEA Activity

The Company continues to optimize the operating and financial structure of its EMEA division. A main strategic component of this plan focuses on consolidating current warehouse facilities and creating strategically located hubs or “Centers of Excellence” (supply chain delivery centers) to streamline operations. The EMEA region has four Centers of Excellence located in Sweden, Slovakia, Germany and South Africa. Additionally, the Company continues to centralize and migrate many business support (or back office) functions in the EMEA division into a shared services center. All Europe entities have migrated into the shared services center, and the Company is developing a plan to migrate the Middle East and South Africa operations. Restructuring reserve activity for the plan described above for the six month period ended June 30, 2012 is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Total
Balance at December 31, 2011	$329	$113	$442

Activity for first quarter 2012:
Restructuring charge	35	19	54
Cash usage	(346)	(133)	(479)
Foreign currency translation	6	1	7

Balance at March 31, 2012	$24	$—	$24

Activity for second quarter 2012:
Restructuring charge	680	—	680
Cash usage	(258)	—	(258)
Foreign currency translation	6	—	6

Balance at June 30, 2012*	$452	$—	$452

*	The restructuring reserve for EMEA as of June 30, 2012 excludes a $0.1 million reserve for severance charges incurred in 2009 for the departure of the Company’s President of the EMEA division that is not part of the consolidation and rationalization plan described above.

Restructuring charges for the EMEA division were $0.7 million for six months ended June 30, 2012, which includes severance charges in our EMEA division as part of a separate restructuring plan. Total restructuring costs for the Company’s centralization and consolidation of services in its EMEA division that began in 2009 were $7.0 million as of June 30, 2012.

Americas Activity

On May 17, 2011 the Company announced its plan to relocate its Touchstone Wireless operations from Bristol, Tennessee and consolidate the operations into its existing facilities in Fort Worth, Texas and Plainfield, Indiana. The relocation of operations and final activities to shut down the facility occurred during the third and fourth quarters of 2011. The Company also closed an office of the former Touchstone Wireless operations in Hatfield, Pennsylvania during the fourth quarter of 2011. The Company has accrued severance and retention bonuses related to the closing. Total restructuring costs for this plan were $5.2 million as of June 30, 2012.

In February 2012, the Company signed a letter of intent to sell its facility in Reno, Nevada. The sale is subject to due diligence, however, the transaction is expected to close in the third quarter of 2012. Additionally, in March 2012, the Americas division announced a plan to reduce its workforce in response to the current economic conditions in the wireless industry. Restructuring reserve activity for the Americas division for the six months ended June 30, 2012 is as follows (in thousands):

	Employee Terminations	Lease Termination Costs	Asset Impairment Charges	Other	Total
Balance at December 31, 2011	$942	$899	$—	$29	$1,870

Activity for first quarter 2012:
Restructuring charge	768	—	842	599	2,209
Cash usage	(884)	(130)	—	(29)	(1,043)
Non-cash usage	—	—	(842)	(599)	(1,441)

Balance at March 31, 2012	$826	$769	$—	$—	$1,595

Activity for second quarter 2012:
Restructuring charge	80	—	—	164	244
Cash usage	(286)	(769)	—	(164)	(1,219)
Non-cash usage	—	—	—	—	—

Balance at June 30, 2012*	$620	$—	$—	$—	$620

*	The restructuring reserve for the Americas division as of June 30, 2012 does not include a $0.1 million restructuring reserve acquired in the purchase of Touchstone Wireless.

Restructuring charges for the Americas division were $2.4 million for the six months ended June 30, 2012. The restructuring charges consist of the following:

•	$1.4 million of restructuring charges to write down the carrying value of the Company’s facility in Reno, Nevada to the fair value as estimated by the anticipated sales price, less the costs to sell

•	$0.2 million of restructuring charges related to the operating costs of the Company’s facility in Reno

•	$0.8 million of restructuring charges relate to severance from the workforce reduction in the Americas division

Corporate Activity

The Corporate division incurred $1.4 million of restructuring charges for the six months ended June 30, 2012. In the second quarter of 2012, the Company incurred $1.3 million of restructuring expense related to severance and accelerated non-cash stock based compensation related to the elimination of the Company’s global Chief Information Officer position. The elimination of this position is a result of the Company reorganizing its information technology structure from a global approach to a regional approach.

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

The contingent cash earnout payments are based on certain operating performance measures which may be payable for up to five years after the acquisition. The total earnout payments will in no event exceed approximately $11.0 million as of June 30, 2012 (35.1 million Malaysian Ringgits). The estimated fair value of the contingent consideration was approximately $6.9 million as of June 30, 2012 (approximately 21.9 million Malaysian Ringgits).

The contributed finite lived intangible assets consist of customer relationships, vendor relationships and trade names. The preparation of the valuation of finite lived intangible assets required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of the acquisition, customer and vendor attrition rates and royalty rates for trade names. These estimates were based on assumptions that the Company believes are reasonable as of the date of transaction date, however, actual results may differ from these estimates. The finite-lived intangible assets have useful lives ranging from 5 to 10 years and are being amortized using an accelerated method based on the projected cash flows used for valuation purposes. As a result of applying this accelerated method of amortization, approximately 76% of the original value assigned to these assets will be amortized within the first five years after the transaction date. The Company believes these cash flows are most reflective of the pattern in which the economic benefit of the finite-lived intangible assets will be consumed.

Results of operations related to this acquisition are consolidated in our Consolidated Statement of Operations beginning in the first quarter of 2012 with the 40% non-controlling interest eliminated from reported income from continuing operations.

In April 2011, the Company completed an investment in the U.S. based company Intcomex. Intcomex is a leading IT distributor focused solely on the Latin America and the Caribbean markets. Under this agreement, the Company invested cash of $13.0 million and contributed its Colombia and Guatemala operations and certain components of its other Latin America operations, excluding certain legacy business in Puerto Rico, in exchange for an approximate 23% share of the outstanding common stock of Intcomex. The investment is an equity method investment, and the Company’s share of earnings (losses) in Intcomex is included in “other expense (income)” in the consolidated statement of operations three months in arrears in order to meet the Company’s reporting deadlines. Earnings, net of tax, for the three and six months ended June 30, 2012 included $1.0 million and $1.7 million of income from this investment. The investment is included in “Other assets” in the Consolidated Balance Sheet. The carrying value of the Company’s investment in Intcomex is greater than 23% of the book value of Intcomex’s equity. This difference is allocated to an unrecorded intangible asset to reflect the unique customers and geographic footprint of the Intcomex operations. The difference is being amortized over seven years, which reduces the Company’s share of the income reported by Intcomex. See Note 1 for more information on the investment in Intcomex.

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

4. Income Taxes

Income tax expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2012 compared to $0.5 million and $3.1 million for the three and six months ended June 30, 2011. Income tax expense for the three and six months ended June 30, 2012 included a $1.9 million valuation allowance on foreign tax credits that are no longer expected to be utilized in the U.S. and a $0.5 million valuation allowance in Denmark as a result of a change in tax law that limits the amount of net operating loss carryforward that can be utilized to offset taxable income. Income tax expense for the six months ended June 30, 2012 also included a $0.6 million charge for a discrete tax adjustment in a foreign jurisdiction.

Income tax expense for the three months ended June 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that were expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $0.8 million of income tax benefit related to the reversal of valuation allowances on certain foreign net operating loss tax assets that were expected to be utilized.

Excluding the items mentioned above, the effective income tax rates were (14.5%) and 60.8% for the three and six months ended June 30, 2012 and 26.8% and 27.4% for the three and six months ended June 30, 2011.The negative adjusted effective income tax rate for the three months ended June 30, 2012 and the higher adjusted effective income tax rate for the six months ended June 30, 2012 were primarily due to losses in certain entities for which the Company is not recording an income tax benefit.

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

5. Discontinued Operations

Details of discontinued operations for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) from discontinued operations before income taxes (1)	$(94)	$(860)	$(362)	$970
Income tax benefit	—	—	—	—

Gain (loss) from discontinued operations	$(94)	$(860)	$(362)	$970

Gain (loss) on disposal from discontinued operations (2)	272	(232)	(8)	(773)

Total discontinued operations, net of income taxes	$178	$(1,092)	$(370)	$197

(1)	Gain (loss) from discontinued operations before income taxes for the three and six months ended June 30, 2011 primarily relates to the liquidation of our discontinued France operation. We abandoned our France operation in the third quarter of 2009.
(2)	Gain (loss) on disposal of discontinued operations for the three and six months ended June 30, 2012 and 2011 primarily relates to cumulative foreign currency translation adjustments.

6. Borrowings

At June 30, 2012, the Company and its subsidiaries were in compliance with the covenants of their credit agreements. Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The table below summarizes the borrowing capacity that was available to the Company as of June 30, 2012 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability
Global Credit Facility	$500,000	$178,253	$1,167	$320,580
Other	56,334	16,283	—	40,051

Total	$556,334	$194,536	$1,167	$360,631

The Company has $5.5 million of guarantees and $0.4 million of short-term borrowings that do not impact net availability under the Credit Agreement. The Company’s ability to borrow amounts available is based primarily on a leverage ratio test, measured quarterly as total funded indebtedness over EBITDA adjusted, as defined in the credit agreement. Decreases in adjusted EBITDA could limit the Company’s availability to borrow additional funds to adequately finance operations and expansion strategies.

On July 12, 2012, the Company entered into the sixth amendment to its Credit Agreement dated February 16, 2007. The amendment was entered into in conjunction with the pending merger with Ingram Micro and it waives a clause in the ‘Change in Control’ definition set forth in the agreement so that the Company will not default on the Credit Agreement 30 days after the signing of the Merger Agreement.

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

8. Operating Segments

The Company has operations centers and/or sales offices in various countries including Australia, Austria, Belgium, Denmark, Finland, Germany, Hong Kong, India, Malaysia, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Senegal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, the United States, and Vietnam. All of the Company’s operating entities generate revenue from the provision of logistic services and/or the distribution of wireless devices and accessories. The Company identifies its reportable segments based on management responsibility of its three geographic divisions: the Americas, Asia-Pacific, and EMEA. The Company’s operating components have been aggregated into these three geographic reporting segments.

The Company evaluates the performance of and allocates resources to these segments based on income from continuing operations before income taxes (excluding corporate selling, general and administrative expenses and other unallocated expenses). A summary of the Company’s continuing operations by segment is presented below (in thousands) for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012:	Americas	Asia-Pacific	EMEA	Corporate and Reconciling Items	Total
Distribution revenue	$93,427	$417,972	$629,196	$—	$1,140,595
Logistic services revenue	93,402	10,122	22,200	—	125,724

Total revenue from external customers	$186,829	$428,094	$651,396	$—	$1,266,319

Income (loss) from continuing operations before income taxes	$9,028	$5,241	$(4,157)	$(12,075)	$(1,963)
Depreciation and amortization	5,666	1,809	5,003	388	12,866
Capital expenditures	1,262	815	1,759	(201)	3,635

Three Months Ended June 30, 2011:
Distribution revenue	$159,824	$427,089	$505,072	$—	$1,091,985
Logistic services revenue	101,117	10,672	31,140	—	142,929

Total revenue from external customers	$260,941	$437,761	$536,212	$—	$1,234,914

Income (loss) from continuing operations before income taxes	$17,141	$8,938	$3,115	$(16,895)	$12,299
Depreciation and amortization	5,119	670	5,274	447	11,510
Capital expenditures	8,412	668	5,129	686	14,895

Six Months Ended June 30, 2012:
Distribution revenue	$224,885	$892,156	$1,257,898	$—	$2,374,939
Logistic services revenue	194,858	21,217	45,392	—	261,467

Total revenue from external customers	$419,743	$913,373	$1,303,290	$—	$2,636,406

Income (loss) from continuing operations before income taxes	$19,690	$10,661	$(5,347)	$(21,296)	$3,708
Depreciation and amortization	11,392	3,656	10,097	808	25,953
Capital expenditures	5,160	1,378	2,566	28	9,132

Six Months Ended June 30, 2011:
Distribution revenue	$288,290	$797,994	$990,354	$—	$2,076,638
Logistic services revenue	196,732	22,034	54,390	—	273,156

Total revenue from external customers	$485,022	$820,028	$1,044,744	$—	$2,349,794

Income (loss) from continuing operations before income taxes	$33,712	$13,593	$2,236	$(26,676)	$22,865
Depreciation and amortization	10,497	1,277	10,112	903	22,789
Capital expenditures	24,190	952	9,457	3,126	37,725

Additional segment information is as follows (in thousands):

Total segment assets:	June 30, 2012	December 31, 2011
	(Unaudited)
Americas	$390,565	$447,349
Asia-Pacific	322,274	362,679
EMEA	620,770	678,746
Corporate	11,777	18,137

	$1,345,386	$1,506,911

9. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain to reduce the amount of capital required to fund such receivables. The Company’s Credit Agreement permits the factoring of up to $250 million of receivables in operations outside of the U.S. The factoring of accounts receivable under these agreements are accounted for as a sale in accordance with ASC 860. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in “Interest, net” in the Consolidated Statement of Operations in the period of the sale.

Net funds received reduced accounts receivable outstanding, while increasing cash. The Company is the collection agent on behalf of the third party for the arrangements in Spain and Germany. However, the Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in either Germany or Spain. The Company has obtained credit insurance from a third party on the majority of the factored accounts receivable to mitigate credit risk and the credit insurance has been assigned to the factor. The risk of loss is limited to factored accounts receivable not covered by credit insurance, which is immaterial.

At June 30, 2012, the Company had sold $49.0 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivables at those dates. At June 30, 2011 the Company had sold $45.6 million of accounts receivable under these agreements. Fees paid pursuant to these agreements were $0.5 million and $1.0 million for the three and six months ended June 30, 2012 and were $0.3 million and $0.5 million for the three and six months ended June 30, 2011.

10. Legal Proceedings and Contingencies

LN Eurocom

On September 11, 2008, LN Eurocom (“LNE”) filed a lawsuit in the City Court of Frederiksberg, Denmark against Brightpoint Smartphone A/S and Brightpoint International A/S, each a wholly-owned subsidiary of the Company (collectively, “Smartphone”). The lawsuit alleges that Smartphone breached a contract relating to call center services performed or to be performed by LNE. Smartphone disputes this claim and intends to vigorously defend this matter. Final pleadings in the matter were entered and legal proceedings concluded in September 2011. On November 25, 2011, the court entered a judgment against Smartphone for approximately 1.6 million EUR (approximately $2.0 million as of June 30, 2012) plus interest accruing from the contract termination date, legal fees and other costs aggregating 1.2 million EUR (approximately $1.5 million as of June 30, 2012), which are accrued as of June 30, 2012. The Company has appealed the court’s ruling and will continue to vigorously defend the case; however, interest will continue to accrue until the matter is resolved. The parties are required to submit their claims to the Danish High Court in September 2012.

Norwegian tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Norway AS Group, received notice from the Norwegian tax authorities regarding tax claims in connection with certain capital gains. The Norwegian tax authorities claimed $2.7 million, which was paid by Dangaard Telecom Norway AS Group. Dangaard Telecom Norway AS Group disputed this claim; however, the Norwegian Tax Authorities ruled against Dangaard Telecom Norway AS in April 2008. On February 3, 2009, the Norwegian Tax Authorities determined that the capital gains were within Brightpoint Norway’s core business and, therefore, Brightpoint Norway was responsible for tax on the gain in the amount of 8.1 million NOK (approximately $1.4 million as of June 30, 2012). On February 19, 2010, the magistrate hearing the appeal ruled in favor of the Norwegian Tax Authorities. Brightpoint Norway appealed the decision and on March 4, 2011, the appeal court ruled in favor of the Norwegian Tax Authorities. On April 4, 2011, Brightpoint Norway filed a request with the appeal court for the case to be heard by the Norway Supreme Court. On May 11, 2011, the request was denied and therefore, the decision by the appeal court on March 4, 2011 is final. The former shareholders of Dangaard Telecom agreed to indemnify Dangaard Holding with respect to 80% of this claim when Dangaard Holding acquired Dangaard Telecom, and Dangaard Holding agreed in the purchase agreement with the Company to transfer and assign these indemnification rights to the Company (or enforce them on the Company’s behalf if such transfer or assignment is not permitted). The Company is currently seeking recovery for any amounts it may be entitled under indemnity rights with respect to this claim.

German tax authorities

Dangaard Telecom’s subsidiary, Dangaard Telecom Germany Holding GmbH, received notice from the German tax authorities regarding tax claims in connection with the deductibility of certain stock adjustments and various fees during the period 1998 to 2002. Dangaard Telecom Germany Holding GmbH agreed to pay part of the claim, resulting in a disputed amount of $1.8 million. Although the former shareholders of Dangaard Telecom are obliged to indemnify Dangaard Holding with respect to any such tax claims, due to the claim’s limited size it will be below an agreed upon threshold and the indemnification would not be activated by this claim if no other claims for indemnification have been or are asserted. In the second fiscal quarter of 2012, we received the final assessment of approximately 85,000 EUR comprised of taxes and interest. The majority of this assessment was paid in the second fiscal quarter of 2012 with the remainder to be paid in the third fiscal quarter of 2012.

Pending Merger Litigation

BrightPoint has received notice of the filing of two putative class action complaints commenced in the District Court for the Southern District of Indiana. In the first action, the plaintiff sued BrightPoint, its directors, Ingram Micro and Merger Sub for alleged violations of Sections 14 and 20 of the Securities Exchange Act of 1934, based on the alleged omission of certain information contained in the preliminary proxy statement. In the second action, two plaintiffs sued BrightPoint and its directors alleging the same federal securities claims and asserting that BrightPoint’s directors breached their fiduciary duties by, among other things, failing to conduct a fair process for the sale of BrightPoint and accepting a purchase price that was too low. These plaintiffs also allege that BrightPoint aided and abetted the directors’ purported breaches of their fiduciary duties. The plaintiffs in both putative class actions seek, among other things, monetary damages, injunctive relief (including enjoining the merger), and attorneys’ and other fees and expenses. The Company has also received a letter on behalf of a BrightPoint shareholder that requests BrightPoint incorporate certain disclosures relating to the Merger into the definitive proxy statement.

11. Subsequent Events

Effective July 1, 2012, BrightPoint entered into a three-year contract renewal with a logistic services customer. Based on the terms of the agreement, BrightPoint will pay the customer a one-time fee of $3.0 million.

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

BrightPoint is a global leader in providing device lifecycle services to the wireless and high-tech industries. We provide customized logistic services including demand planning, procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management and other services within the global wireless and high-tech industries. Our customers include mobile network operators, mobile virtual network operators (MVNOs), resellers, retailers and wireless equipment manufacturers. We provide value-added distribution channel management and other supply chain solutions for wireless products manufactured by companies such as Apple, HTC, Huawei, Kyocera, LG Electronics, Motorola, Nokia, Research in Motion, Samsung, Sony, and ZTE. We have operations centers and/or sales offices in 27 countries and a presence in 13 Latin American countries through our investment in Intcomex, Inc. (Intcomex).

Consolidated revenue was $1.3 billion and $2.6 billion for the three and six months ended June 30, 2012, increases of 3% and 12% compared to the same periods in the prior year. The increase in revenue was driven by an increase in wireless devices sold through our distribution business in the Asia-Pacific and EMEA regions due to increased demand for smartphones. This increase is partially offset with unfavorable foreign currency fluctuations and a decrease in wireless devices sold through our North America distribution business as a result of increased competition. Foreign currency fluctuations had an unfavorable impact on revenue of $77.8 million and $105.4 million for the three and six months ended June 30, 2012.

On June 29, 2012, Brightpoint, Inc., Ingram Micro Inc., (Ingram Micro) and Beacon Sub, Inc., (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement) providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly-owned subsidiary of Ingram Micro. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of Brightpoint, Inc. issued and outstanding immediately prior to the effective time, will be converted into the right to receive $9.00 in cash, excluding treasury shares and shares held by any direct or indirect subsidiary of Ingram Micro (other than Merger Sub). The Merger Agreement also provides that at the effective time, each outstanding restricted stock unit, restricted stock award and restricted share of common stock granted under any company stock plan will be converted into the right to receive $9.00 in cash. The total amount expected to be paid in the Merger with respect to our outstanding common stock and outstanding equity awards, including outstanding debt (net of cash) as of June 30, 2012 of approximately $165 million, is approximately $820 million.

BrightPoint, Ingram Micro and Merger Sub have made customary representations and warranties in the Merger Agreement, and each has agreed to use its reasonable best efforts to consummate the Merger. We have also agreed to various covenants in the Merger Agreement, including, among others, (i) to conduct business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the effective time of the Merger and (ii) to cause a special meeting of our shareholders to be held to consider the approval of the Merger Agreement.

Consummation of the Merger is subject to various conditions, including, (i) the affirmative vote by the holders of a majority of the outstanding shares of common stock of Brightpoint, Inc., (ii) the absence of any law, injunction, judgment, ruling, court order, decree or other governmental or court action restraining, enjoining or prohibiting the Merger, (iii) the accuracy of the representations and warranties made by the parties, (iv) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement and (v) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required federal, state and foreign government approvals. The transaction is expected to close before the end of 2012.

The Merger Agreement contains certain termination rights for Ingram Micro and us including receipt by BrightPoint of a superior proposal. In connection with the termination of the Merger Agreement under specified circumstances, including our entry into an agreement under an alternative acquisition proposal, we are required to pay the Ingram Micro a termination fee equal to $26.0 million. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by March 31, 2013. Our merger related costs associated with the pending acquisition by Ingram Micro were $1.8 million for the second quarter of 2012 and consisted of professional and legal fees.

Concurrent with the execution of the Merger Agreement, we amended the Purchase Agreement with Intcomex dated March 16, 2011, and the Shareholders Agreement of Intcomex dated April 19, 2011, to eliminate the non-competition covenants applicable to us. In conjunction with the amendments, we paid Intcomex $5.0 million and our director resigned from Intcomex’s board of directors. This expense is included in “merger and acquisition expenses” in the Consolidated Statement of Operations. We also entered into an option agreement that grants Intcomex a five-year option, effective upon closing of the Merger, to purchase Intcomex common stock held by us for a purchase price of $3.0 million less any dividends paid on such shares to us prior to the exercise of the option. As of June 30, 2012, our investment in Intcomex was $23.0 million, which was included in “other assets” on the Consolidated Balance Sheet. If the Merger closes, we will write down the carrying value of the investment in Intcomex to reflect the price of the option offered to Intcomex.

RESULTS OF OPERATIONS

Revenue by division and service line

	Three Months Ended June 30,
	2012	% of Total	2011	% of Total	Change
	(Dollar amounts in 000s)
Distribution revenue
Americas	$93,427	8%	$159,824	15%	(42%)
Asia-Pacific	417,972	37%	427,089	39%	(2%)
EMEA	629,196	55%	505,072	46%	25%

Total	$1,140,595	100%	$1,091,985	100%	4%

Logistic services revenue
Americas	$93,402	74%	$101,117	71%	(8%)
Asia-Pacific	10,122	8%	10,672	7%	(5%)
EMEA	22,200	18%	31,140	22%	(29%)

Total	$125,724	100%	$142,929	100%	(12%)

Total revenue
Americas	$186,829	15%	$260,941	21%	(28%)
Asia-Pacific	428,094	34%	437,761	35%	(2%)
EMEA	651,396	51%	536,212	44%	21%

Total	$1,266,319	100%	$1,234,914	100%	3%

	Six Months Ended June 30,
	2012	% of Total	2011	% of Total	Change
	(Dollar amounts in 000s)
Distribution revenue
Americas	$224,885	9%	$288,290	14%	(22%)
Asia-Pacific	892,156	38%	797,994	38%	12%
EMEA	1,257,898	53%	990,354	48%	27%

Total	$2,374,939	100%	$2,076,638	100%	14%

Logistic services revenue
Americas	$194,858	75%	$196,732	72%	(1%)
Asia-Pacific	21,217	8%	22,034	8%	(4%)
EMEA	45,392	17%	54,390	20%	(17%)

Total	$261,467	100%	$273,156	100%	(4%)

Total revenue
Americas	$419,743	16%	$485,022	21%	(13%)
Asia-Pacific	913,373	35%	820,028	35%	11%
EMEA	1,303,290	49%	1,044,744	44%	25%

Total	$2,636,406	100%	$2,349,794	100%	12%

The following table presents the percentage changes in revenue for the three and six months ended June 30, 2012 by service line compared to the same periods in the prior year, including the impact to revenue from changes in wireless devices handled, average selling price, non-handset based revenue, foreign currency, and acquisitions.

	2012 Percentage Change in Revenue vs. 2011
	Wireless devices handled (1)	Average Selling Price (2)	Non- handset based revenue (3)	Foreign Currency	Acquisitions (4)	Total Percentage Change in Revenue
Three months ended June 30, 2012:
Distribution	8%	3%	(2%)	(7%)	2%	4%
Logistic services	(4%)	(3%)	(5%)	(1%)	1%	(12%)
Total	7%	2%	(2%)	(6%)	2%	3%

Six months ended June 30, 2012:
Distribution	16%	1%	(1%)	(5%)	3%	14%
Logistic services	(3%)	(3%)	2%	(1%)	1%	(4%)
Total	14%	1%	0%	(5%)	2%	12%

(1)	Wireless devices handled represents the percentage change in revenue due to the change in quantity of wireless devices sold through our distribution business and the change in quantity of wireless devices handled through our logistic services business.
(2)	Average selling price represents the percentage change in revenue due to the change in the average selling price of wireless devices sold through our distribution business and the change in the average fee per wireless device handled through our logistic services business.
(3)	Non-handset distribution revenue represents the percentage change in revenue from accessories sold, freight and non-voice navigation devices sold through our distribution business. Non-handset based logistic services revenue represents the percentage change in revenue from the sale of prepaid airtime, freight billed, fees earned from repair and remanufacture services and fee based services other than fees earned from wireless devices handled. Changes in non-handset based revenue do not include changes in reported wireless devices.
(4)	Acquisitions represent the percentage change in revenue from the incremental revenue generated from the formation of our joint venture in Malaysia on January 10, 2012.

The increase in wireless devices sold through distribution for the three and six months ended June 30, 2012 was primarily due to an increase in wireless devices sold in our Germany and Southeast Asia operations due to increased demand for smartphones. Wireless devices sold in Germany and Southeast Asia for the six months ended June 30, 2012 increased 63% and 55% compared to the same period in prior year. There can be no assurances we will maintain this level of growth in Germany or Southeast Asia in future periods. Distribution revenue from sales of tablets was $30.3 million and $76.7 million for the three and six months ended June 30, 2012.

The decrease in logistic services wireless devices handled for the three and six months ended June 30, 2012 was primarily due to lower devices handled through forward logistics services in our North America operation. The decrease for the six months ended was also impacted by 0.7 million devices handled in 2011 by our Latin America operations that were contributed to Intcomex in April 2011. These decreases were partially offset by an increase in wireless devices handled by our operation in South Africa on behalf of a network operator.

The decrease in non-handset based logistic services revenue for the three months ended June 30, 2012 compared to the same period in the prior year was primarily due to the decrease in volume for a non-handset fulfillment program for a wireless device manufacturer in EMEA.

Gross Profit and Gross Margin

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	% of Total	2011	% of Total	Change	2012	% of Total	2011	% of Total	Change
	(Dollar amounts in 000s)					(Dollar amounts in 000s)
Distribution	$34,090	43%	$41,580	45%	(18%)	$73,851	45%	$75,604	42%	(2%)
Logistic services	44,699	57%	51,547	55%	(13%)	90,611	55%	104,052	58%	(13%)

Gross Profit	$78,789	100%	$93,127	100%	(15%)	$164,462	100%	$179,656	100%	(8%)

Distribution	3.0%		3.8%		(0.8) points	3.1%		3.6%		(0.5) points
Logistic services	35.6%		36.1%		(0.5) points	34.7%		38.1%		(3.4) points
Gross Margin	6.2%		7.5%		(1.3) points	6.2%		7.6%		(1.4) points

The decrease in distribution gross profit for the three and six months ended June 30, 2012 was primarily due to selling inventory at lower margins in an effort to reduce inventory levels, a reduction in wireless devices sold by our North America operation due to increased competition, and a decrease in the average selling price of smartphones sold in Southeast Asia.

The decrease in gross profit from logistic services for the three months ended June 30, 2012 was due to a decrease in volume for a non-handset fulfillment program for a wireless device manufacturer in EMEA and a decrease in wireless devices handled through forward logistics services in our North America operation. The decrease in gross profit from logistic services for the six months ended June 30, 2012 also resulted from a decrease in units handled for network operators in Norway, a shift in the mix of services provided by our reverse/repair/refurbish operation in North America, and the elimination of gross profit generated in the first half of 2011 by the operations in Latin America that were contributed to Intcomex in April 2011.

The 1.3 and 1.4 percentage point decrease in overall gross margin for the three and six months ended June 30, 2012 was due to decreases in both distribution and logistic services gross margin as well as a higher mix of distribution revenue compared to the same periods in the prior year. The decrease in distribution gross margin for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to current competitive and economic pressures in EMEA and selling inventory at lower margins in an effort to reduce inventory levels.

The decrease in gross margin from logistic services for the three and six months ended June 30, 2012 was primarily due to a higher mix of lower gross margin logistic services provided by our reverse/repair/refurbish operation. Logistic services gross margin was also negatively impacted by the sale of a high volume of low margin spare parts in the repair business.

Selling General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollar amounts in 000s)			(Dollar amounts in 000s)
SG&A expenses	$62,578	$68,976	(9%)	$129,524	$134,623	(4%)

The decrease in SG&A expenses for the three and six months ended June 30, 2012 compared to the same periods in the prior year was partially due to $3.1 million of separation expense for our former CFO that was incurred in the second quarter of 2011. Fluctuations in foreign currency reduced SG&A expenses by $2.9 million and $3.7 million for the three and six months ended June 30, 2012 compared to the same periods in prior year. We also incurred $0.3 million and $1.3 million of costs in conjunction with the launch of our new global brand during the three and six months ended June 30, 2012. We do not expect the costs associated with the global brand to be material in future periods.

SG&A expenses included $2.4 million and $5.6 million of non-cash stock based compensation expense for the three and six months ended June 30, 2012 compared to $2.7 million and $6.4 million for the same periods in the prior year. The reduction in non-cash stock based compensation compared to the same periods in the prior year was due a decrease in expense for a portion of performance-based awards.

Amortization Expense

Amortization expense was $6.5 million and $13.4 million for the three and six months ended June 30, 2012 compared to $6.0 million and $11.8 million for the same periods in the prior year. The increase in amortization expense was primarily due to the amortization of finite-lived intangible assets in our joint venture in Malaysia.

Restructuring Charges

Restructuring charges were $2.2 million and $4.6 million for the three and six months ended June 30, 2012. In February 2012, we signed a letter of intent to sell our facility in Reno, Nevada. As of June 30, 2012 we have recorded $1.4 million of impairment charges related to the anticipated sale of our facility in Reno, Nevada, which we expect to complete in the third quarter of 2012 as well as $0.2 million of operating costs for the facility. In the second quarter we also incurred $1.3 million of severance charges and accelerated non-cash stock based compensation expense related to the elimination of our global Chief Information Officer position. The elimination of this position is a result of reorganizing our information technology structure from a global approach to a regional approach. Restructuring charges for the six months ended June 30, 2012 also include $0.8 million of severance charges for headcount reduction in our Americas division and $0.9 million of severance charges in our EMEA and Corporate divisions as part of separate restructuring plans.

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

Severance, lease termination and asset impairment charges of $1.4 million and $2.0 million were recorded for the three and six months ended June 30, 2011 in connection with continued global entity consolidation and rationalization related to the implementation of Centers of Excellence and a Shared Services Center in the EMEA division. During the second quarter of 2011, we also recorded $0.3 million of severance charges for headcount reduction in our Asia-Pacific and Americas divisions and $0.1 million for asset impairment as a result of the Intcomex transaction. The charge for the six months ended June 30, 2011 is partially offset by a $0.2 million reversal of severance charges related to the settlement of a dispute with a former employee.

Operating Income from Continuing Operations:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	% of Total	2011	% of Total	Change	2012	% of Total	2011	% of Total	Change
	(Dollar amounts in 000’s)					(Dollar amounts in 000’s)
Americas	$9,299	NM	$14,853	107%	(37%)	$20,401	201%	$32,600	114%	(37%)
Asia-Pacific	5,324	NM	8,240	60%	(35%)	12,473	123%	14,049	49%	(11%)
EMEA	(1,430)	NM	6,473	47%	(122%)	1,810	18%	10,200	36%	(82%)
Corporate	(12,391)	NM	(15,725)	(114%)	(21%)	(24,545)	(242%)	(28,303)	(99%)	(13%)

Total	$802	100%	$13,841	100%	(94%)	$10,139	100%	$28,546	100%	(64%)

NM	= Not meaningful

Operating Income as a Percent of Revenue by Division:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
Americas	5.0%	5.7%	(0.7)	points	4.9%	6.7%	(1.8)	points
Asia-Pacific	1.2%	1.9%	(0.7)	points	1.4%	1.7%	(0.3)	points
EMEA	(0.2%)	1.2%	(1.4)	points	0.1%	1.0%	(0.9)	points
Total	0.1%	1.1%	(1.0)	points	0.4%	1.2%	(0.8)	points

The decrease in operating income and operating income as a percentage of revenue for the three and six months ended June 30, 2012 was primarily due to the following factors: a) $5.0 million of contract amendment expense in conjunction with the Merger to eliminate the non-competition covenants applicable to us in the Shareholders Agreement with Intcomex; b) $1.8 million of merger expenses incurred related to the Merger and c) a decrease in both distribution and logistic services gross profit as discussed above. These factors were partially offset by decreases in SG&A expense and restructuring charges.

Interest, net

The components of interest, net are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollar amounts in 000s)			(Dollar amounts in 000s)
Interest expense	$4,068	$4,545	(10%)	$8,184	$7,854	4%
Interest income	(174)	(185)	(6%)	(399)	(529)	(25%)

Interest, net	$3,894	$4,360	(11%)	$7,785	$7,325	6%

Interest expense includes interest on outstanding debt, charges for accounts receivable factoring programs, fees paid for unused capacity on credit lines and amortization of deferred financing fees.

The decrease in interest expense for the three months ended June 30, 2012 compared to the same period in the prior year was primarily due to a lower interest rate on our Global Credit Facility compared to the same period in prior year. In September 2011 we entered into an amendment of our Credit Agreement that decreased the interest rate 50 basis points. The increase in interest expense for the six months ended June 30, 2012 was due to increased borrowings on our Global Credit Facility offset with the decrease in the interest rate.

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

Other Income (Expense)

Other income was $1.1 million and $1.4 million for the three and six months ended June 30, 2012 compared to other expense of $0.2 million and $1.4 million for the same periods in the prior year. The increase in other income was primarily due to income recorded of $1.0 million and $1.7 million from the equity method investment of Intcomex. Other income also increased for the six months ended due to a decrease in foreign currency transaction losses.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollar amounts in 000s)			(Dollar amounts in 000s)
Income tax expense	$2,721	$533	411%	$5,329	$3,092	72%
Effective tax rate	NM	4.3%		NM	13.5%

NM	= Not meaningful

Income tax expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2012 compared to $0.5 million and $3.1 million for the three and six months ended June 30, 2011. Income tax expense for the three and six months ended June 30, 2012 included a $1.9 million valuation allowance on foreign tax credits that are no longer expected to be utilized in the U.S. and a $0.5 million valuation allowance in Denmark as a result of a change in tax law that limits the amount of net operating loss carryforward that can be utilized to offset taxable income. Income tax expense for the six months ended June 30, 2012 also included a $0.6 million charge for a discrete tax adjustment in a foreign jurisdiction.

Income tax expense for the three months ended June 30, 2011 included $2.0 million of income tax benefit related to the reversal of valuation allowances on foreign tax credits that were expected to be utilized as a result of restructuring the legal ownership of certain European subsidiaries and $0.8 million of income tax benefit related to the reversal of valuation allowances on certain foreign net operating loss tax assets that were expected to be utilized.

Excluding the items mentioned above, the effective income tax rates were (14.5%) and 60.8% for the three and six months ended June 30, 2012 and 26.8% and 27.4% for the three and six months ended June 30, 2011.The negative adjusted effective income tax rate for the three months ended June 30, 2012 and the higher adjusted effective income tax rate for the six months ended June 30, 2012 were primarily due to losses in certain entities for which we are not recording an income tax benefit.

Discontinued Operations

The consolidated statements of operations reflect the reclassification of the results from our continuing operations to discontinued operations for all periods presented in accordance with U.S. generally accepted accounting principles. Discontinued operations, net of income taxes, resulted in income of $0.2 million and a loss of $0.4 million for the three and six months ended June 30, 2012, compared to a loss of $1.1 million and income of $0.2 million for the three and six months ended June 30, 2011.

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

(Dollar amounts in 000s)	June 30, 2012	December 31, 2011	% Change
Unrestricted cash	$29,667	$40,041	(26%)
Unused borrowing availability	360,631	292,774	23%

Liquidity	$390,298	$332,815	17%

Total liquidity increased by $57.5 million at June 30, 2012 compared to December 31, 2011 partially due to $30.1 million of cash provided by working capital and a decrease in cash used in investing activities during the first half of 2012.

Funds generated by operating activities, available unrestricted cash, and our unused borrowing availability continue to be our most significant sources of liquidity. Unused borrowing availability may be limited because of covenant restrictions in our credit agreements. Additionally, our Global Credit Facility permits the factoring of up to $250 million of receivables in operations outside of the U.S. We currently have agreements with unrelated third-parties for the factoring of specific accounts receivable in Germany and Spain up to an aggregate of approximately $96 million. Proceeds received under these agreements reduce accounts receivable outstanding while increasing cash. At June 30, 2012, we had sold $49.0 million of accounts receivable pursuant to these agreements.

We believe funds generated from the expected results of operations, available unrestricted cash and unused borrowing availability will be sufficient to finance strategic initiatives, working capital needs and investment opportunities for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities. As of June 30, 2012, we had $29.4 million of cash and cash equivalents held by foreign subsidiaries. We consider any cash and cash equivalents held by foreign subsidiaries to be permanently reinvested to meet non-U.S. liquidity needs.

Consolidated Statement of Cash Flows

We use the indirect method of preparing and presenting our statements of cash flows. In our opinion, it is more practical than the direct method and provides the reader with a good perspective and analysis of our cash flows.

	Six Months Ended June 30,
	2012	2011	Change
	(Dollar amounts in 000s)
Net cash provided by (used in):
Operating activities	$68,797	$(19,046)	$87,843
Investing activities	(16,785)	(54,663)	37,878
Financing activities	(61,250)	52,923	(114,173)
Effect of exchange rate changes on cash and cash equivalents	(1,557)	2,944	(4,501)

Net decrease in cash and cash equivalents	$(10,795)	$(17,842)	$7,047

Net cash provided by operating activities was $68.8 million for the six months ended June 30, 2012 compared to net cash used of $19.0 million for the same period in the prior year. During the fourth quarter of 2010, one of our key global vendors experienced invoicing issues that caused an unusually high accounts payable balance at the end of 2010. These invoices were paid in the first quarter of 2011. Net cash used for operating activities would have been approximately $53.0 million lower for the six months ended June 30, 2011 had these invoicing issues not occurred. Excluding the impact of these invoicing issues, net cash provided by operating activities increased $34.8 million compared to the same period in prior year due to a concerted effort to reduce inventory levels.

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2012 compared to $54.7 million for the same period in the prior year. Net cash used in investing activities for the six months ended June 30, 2012 includes a $6.1 million investment in our Malaysian joint venture and $3.3 million of inventory and fixed assets purchased from STC Group at closing. Net cash used for investing activities for the six months ended June 30, 2011 included an investment in Intcomex of $13.0 million and the purchase of a facility in Reno, Nevada for $11.7 million.

Net cash used in financing activities was $61.3 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $52.9 million for the same period in the prior year. The change is primarily due to a decrease in net debt borrowings during the first half of 2012. In 2011, net debt borrowings increased to fund the investments discussed above.

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

	Three Months Ended
	June 30, 2012	June 30, 2011	March 31, 2012
Days sales outstanding in accounts receivable	28	27	29
Days inventory on-hand	30	26	33
Days payable outstanding	(48)	(48)	(45)

Cash Conversion Cycle Days	10	5	17

The cash conversion cycle increased 5 days for the three months ended June 30, 2012 compared to the same period in the prior year. The increase in days inventory on-hand was due to increased inventory levels in the Southeast Asia and North America operations compared to the same period in the prior year.

Borrowings

The table below summarizes the borrowing capacity that was available to us as of June 30, 2012 (in thousands):

	Gross Availability	Outstanding	Letters of Credit & Guarantees	Net Availability
Global Credit Facility	$500,000	$178,253	$1,167	$320,580
Other	56,334	16,283	—	40,051

Total	$556,334	$194,536	$1,167	$360,631

We have $5.5 million of guarantees and $0.4 million of short-term borrowings that do not impact our net availability under the Credit Agreement. Our ability to borrow amounts available is based primarily on a leverage ratio test, measured quarterly as total funded indebtedness over EBITDA adjusted, as defined in the credit agreement. Decreases in adjusted EBITDA could limit our availability to borrow additional funds to adequately finance operations and expansion strategies.

At June 30, 2012 we were in compliance with the covenants in our credit agreements. Our Global Credit Facility contains two financial covenants that are sensitive to significant fluctuations in earnings: a maximum leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated at the end of each fiscal quarter, and is calculated as total debt (including guarantees and letters of credit) divided by trailing twelve month bank adjusted earnings before interest, taxes, depreciation and amortization (bank adjusted EBITDA). The fixed charge coverage ratio is also calculated as of the end of each fiscal quarter, and is calculated as trailing twelve months bank adjusted EBITDA less capital expenditures divided by trailing twelve months of consolidated fixed charges. Consolidated fixed charges are calculated as net cash outflow for interest, income taxes, and recurring dividends.

Ratio	Global Credit Facility covenant	Company ratio at June 30, 2012
Maximum leverage ratio	Not to exceed 3.0:1.0	1.5:1.0
Fixed charge coverage ratio	Not below 2.0:1.0	3.6:1.0

We believe that we will continue to be in compliance with our debt covenants for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on their evaluation, as of June 30, 2012, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. Other than as provided below, there have been no material changes in our risk factors from those disclosed in the report listed above.

Failure to close the merger could negatively impact the market price of BrightPoint common stock.

If the merger is not consummated for any reason, BrightPoint will be subject to a number of material risks, including the following:

•	the market price of BrightPoint’s common stock may decline;

•

costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid by BrightPoint, even if the merger is not consummated; and

•

the diversion of management’s attention from the day-to-day business of BrightPoint, the potential disruption to its employees and its relationships with customers, suppliers and distributors and potential diversion from certain aspects of its previously announced capital expenditure program may make it difficult for BrightPoint to regain its financial and market position.

If the merger is not approved by our shareholders at the special meeting, BrightPoint, Ingram Micro and Merger Sub will not be permitted under Indiana law to close the merger, and each of BrightPoint, Ingram Micro and Merger Sub will have the right to terminate the merger agreement. Upon such termination, BrightPoint may be required to pay Ingram Micro a termination fee.

Further, if the merger is terminated and our Board of Directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed merger.

Uncertainties associated with the merger may cause BrightPoint to lose key personnel.

Our current and prospective employees may be uncertain about their future roles and relationships with BrightPoint following the closing of the merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.

BrightPoint’s executive officers and directors have certain interests in the merger different from, and in addition to, other shareholders that may have influenced them to adopt the merger agreement and merger and recommend the approval of the merger agreement by shareholders.

BrightPoint’s directors and executive officers have interests in the transaction that are different from, and in addition to, the interests of BrightPoint shareholders generally, including with respect to employment and compensation arrangements pursuant to offer letters with Ingram Micro, payments under BrightPoint’s executive compensation plans and Agreements for Supplemental Executive Retirement Benefits, indemnification, restricted stock units and other arrangements, which may present an actual or potential conflict of interest. Our Board of Directors, and the executive officers in making recommendations to our Board of Directors relating to the merger, was aware of these interests and considered that these interests may be different from, and in addition to, the interests of our shareholders generally, among other matters, in adopting the merger agreement and the merger, and in determining to recommend that our shareholders vote for approval of the merger agreement.

BrightPoint will no longer exist as an independent public company following the merger and BrightPoint’s shareholders will forego any increase in our value thereafter.

If the merger is closed, BrightPoint will be a subsidiary of Ingram Micro and will no longer be a publicly held corporation, and our shareholders will forego any increase in our value that might have otherwise resulted from our possible growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of June 30, 2012, there is approximately $36.6 million of availability remaining under the previously announced share repurchase program that allows for share repurchases of up to $130 million. The share repurchase program expires on December 31, 2012. Due to the pending merger, we do not expect to repurchase any shares of common stock in the future.

We did not repurchase any shares of common stock under the share repurchase program during the second quarter of 2012. As of June 30, 2012, we have repurchased 15,382,164 shares at a weighted average price of $6.07 per share under the share repurchase program. This includes the repurchase of 3.0 million BrightPoint shares from NC Telecom Holding A/S for $15.5 million in October 2009 as well as 9.2 million BrightPoint shares from Partner Escrow Holding A/S, an affiliate of NC Telecom Holding A/S for $6.20 per share, for an aggregate of $57.3 million in January 2010.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Brightpoint, Inc. Ingram Micro Inc. and Beacon Sub, Inc.* (1)

10.1	Employment Agreement between the Company and Anurag Gupta dated May 4, 2012. (2)

10.2	Relocation Agreement between the Company and Anurag Gupta dated as of May 4, 2012. (2)

10.3	Release Agreement dated as of June 29, 2012 by and among the Brightpoint Parties, Intcomex and the other Intcomex shareholders. (1)

10.4	Option Agreement dated as of June 29, 2012 by and among the Brightpoint Parties, Intcomex and the other Intcomex shareholders. (1)

10.5	Sixth Amendment dated July 12, 2012 to Credit Agreement dated February 16, 2007 by and among Brightpoint, Inc. (and certain of its subsidiaries identified therein), Bank of America, N.A. as Administrative Agent with participation in the facility by Banc of America Securities Limited, Bank of America, N.A., Sydney Branch, The Royal Bank of Scotland N.V., Bank of America, N.A., DNB Nor Bank ASA, Fifth Third Bank, Nordea Bank Finland PLC, PNC Bank, National Association, BNP Paribas, Regions Bank, Compass Bank, Deutsche Bank AG New York Branch, US Bank National Association, and The Huntington National Bank. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Cautionary Statements (4)

99.2	Joint Press Release Issued by Brightpoint, Inc. and Ingram Micro Inc. (1)

99.3	Press Release of Brightpoint, Inc. regarding the three months ended June 30, 2012; Financial Results dated July 2, 2012. (1)

101	The following material from Brightpoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. (4)

(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on July 2, 2012.
(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on May 10, 2012.
(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed on July 13, 2012.
(4)	Filed herewith.
*	The Company has omitted certain schedules and exhibits pursuant to the 601(b)(2) of regulation S-K and shall furnish supplementally to the Securities and Exchange Commission (the “SEC”) copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brightpoint, Inc.
(Registrant)

Date: August 8, 2012	/s/ Robert J. Laikin
Robert J. Laikin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date: August 8, 2012	/s/ Robert L. Colin
Robert L. Colin
Senior Vice President, Corporate Controller, Chief
Accounting Officer
(Principal Accounting Officer)